Form 10-Q
period 1996-03-31
TOTAL RENAL CARE HOLDINGS INC
filed 1996-05-15
CIK 927066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington , D.C. 20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to  ___________________

     Commission file number 1-4034


                        TOTAL RENAL CARE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)
                     FOR THE QUARTER ENDED MARCH 31, 1996

           Delaware                                            51-0354549
 (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                           Identification No.)

                             21250 Hawthorne Blvd.
                                   Suite 800
                           Torrance, CA  90503-5517
              (Address of principal executive offices) (Zip Code)

                                (310) 792-2600
             (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)   No (_)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                               Yes (_)    No (_)

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date.

          Class                              Outstanding as of May 14, 1996

Common Stock, par value $0.001                    25,881,186 shares

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     Index


                         Part I. Financial Information

                                                                                   Page No.
                                                                                   --------
         Financial Statements
            Condensed Consolidated Balance Sheets as of March 31, 1996 and
            December 31, 1995                                                           1

            Condensed Consolidated Statements of Income for the Three Months
            Ended March 31, 1996 and March 31, 1995                                     3

            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1996 and March 31, 1995                                     4

            Notes to Condensed Consolidated Financial Statements                        5

         Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 12

         Risk Factors                                                                  14

                               Part II.  Other Information

         Exhibits and Reports on Form 8-K                                              18

         Signature                                                                     19


Note:    Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     March 31, 1996 and December 31, 1995

ASSETS                                                       March 31, 1996   December 31, 1995
                                                              (unaudited)
                                                            --------------   -----------------
Current Assets:

     Cash and cash equivalents...........................     $10,555,000        $30,181,000

     Accounts receivable, less allowance for
       doubtful accounts of $7,972,000
       and $5,668,000, respectively......................      69,304,000         40,014,000

     Receivable from Tenet, a related company............         346,000            432,000

     Other current assets................................       8,708,000          4,867,000
                                                             ------------       ------------

                  Total current assets...................      88,913,000         75,494,000

Property and equipment, net..............................      39,651,000         25,505,000

Note receivable from a related party.....................       1,407,000          1,379,000

Other long term assets...................................       1,929,000          1,857,000

Intangible assets, net of accumulated amortization
  of $8,561,000 and $7,353,000, respectively.............      96,267,000         59,763,000
                                                             ------------       ------------

                                                             $228,167,000       $163,998,000
                                                             =============      =============

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     March 31, 1996 and December 31, 1995

LIABILITIES & STOCKHOLDERS' EQUITY                               March 31, 1996              December 31, 1995
                                                                  (unaudited)
                                                                 --------------              -----------------
Total current liabilities.......................................   $27,809,000                  $20,803,000

Other long-term liabilities.....................................     1,226,000                    1,724,000
Long term debt and other........................................   107,806,000                   55,324,000

Minority interests..............................................     4,276,000                    3,343,000

Stockholders' equity:

     Common stock, voting, ($0.001 par value;
       55,000,000 shares authorized; 22,357,606 and
       22,308,207 issued and outstanding, respectively).........        22,000                       22,000
     Additional paid-in capital.................................   123,676,000                  123,710,000
     Notes receivable from stockholders.........................    (2,769,000)                  (2,773,000)
     Retained earnings (deficit)................................   (33,879,000)                 (38,155,000)
                                                                  ------------                 ------------
           Total stockholders' equity...........................    87,050,000                   82,804,000
                                                                  -------------                ------------
                                                                  $228,167,000                 $163,998,000
                                                                  ============                 ============


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                      1996               1995
                                                 -------------      -------------
Net operating revenues........................... $50,237,000        $25,469,000
Operating expenses:
      Facilities.................................  33,329,000         16,922,000
      General and administrative.................   3,901,000          2,423,000
      Provision for doubtful accounts............     996,000            579,000
      Depreciation and amortization..............   2,460,000          1,259,000
                                                  -----------        -----------

            Total operating expenses.............  40,686,000         21,183,000
                                                  -----------        -----------

Operating income.................................   9,551,000          4,286,000

Interest expense.................................  (1,912,000)        (2,219,000)
Interest income..................................     431,000             57,000
                                                  -----------        -----------

Income before income taxes and minority
      interests..................................   8,070,000          2,124,000

Income taxes.....................................   3,041,000            726,000
                                                  -----------        -----------

Income before minority interests.................   5,029,000          1,398,000

Minority interests in income of consolidated
      subsidiaries...............................     753,000            397,000
                                                  -----------        -----------

Net income.......................................  $4,276,000         $1,001,000
                                                   ==========         ==========

Net income per common share......................       $0.19              $0.07
                                                   ==========         ==========

Weighted average number of common shares and
    equivalents outstanding......................  23,035,000         15,353,000



See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                 1996          1995
                                                            ------------  ------------
Cash flows from operating activities:

Net income ................................................$  4,276,000  $  1,001,000
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization....................    2,460,000     1,259,000
         Noncash interest.................................    1,591,000     2,178,000
         Provision for doubtful accounts..................      996,000       579,000
         Other............................................  (11,825,000)   (4,369,000)
                                                           ------------  ------------
           Total adjustments..............................   (6,778,000)     (353,000)
                                                           ------------  ------------
               Net cash (used) provided by operating
                activities................................   (2,502,000)      648,000

Cash flows from investing activities:

     Purchases of property and equipment..................   (5,772,000)     (956,000)
     Cash paid for acquisitions, net of cash acquired.....  (60,424,000)   (2,216,000)
     Other................................................   (1,116,000)      (78,000)
                                                           ------------  ------------
               Net cash used by investing activities......  (67,312,000)   (3,250,000)

Cash flows from financing activities:

     Borrowings from bank credit facility.................   51,000,000             0
     Other................................................     (812,000)     (453,000)
                                                           ------------  ------------
               Net cash provided (used) by financing
                activities................................   50,188,000      (453,000)

Net decrease in cash......................................  (19,626,000)   (3,055,000)

Cash at beginning of period...............................   30,181,000     6,931,000
                                                           ------------  ------------

Cash at end of period..................................... $ 10,555,000  $  3,876,000
                                                           ============  ============


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Total Renal Care Holdings, Inc., ("TRCH" or the "Company") as of and for the periods indicated. TRCH presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the transitional fiscal year ended December 31, 1995 filed on March 18, 1996 by the Company have been omitted. Certain other reclassifications of prior period amounts have been made to conform to current period classifications. The financial information herein is not necessarily representative of a full year's operations.

2. On November 3, 1995, the Company completed an equity offering of 6.9 million shares of its common stock, par value $0.001 (the "Common Stock"). In connection with this offering the Company's directors redesignated the Class A Common Stock as "Common Stock", authorized an increase in the number of shares of Common Stock to 55,000,000, par value $0.001, authorized 5,000,000 new shares of preferred stock, par value $0.001, and approved a three-into-two reverse stock split of the Company's Class A and Class B Common Stock. Additionally, as of December 4, 1995, all Class B Common Stock was converted to Common Stock. All information in these condensed consolidated financial statements pertaining to shares of Common Stock and per share amounts have been adjusted to give retroactive effect to these actions.

3. During the period from October 1, 1994 to November 2, 1995 the Company issued approximately 2,594,000 shares of Common Stock and options at prices significantly below the offering price of the Common Stock in the Company's initial public offering. Such shares and common stock equivalents have been included in the number of shares outstanding from June 1, 1994 (including the quarter ended March 31, 1995) until November 2, 1995 using the Treasury Stock method with an offering price of $15.50 per share.

4. Effective March 1, 1996, Company purchased substantially all of the assets and assumed certain specified liabilities of the Nephrology Services Business of Caremark International, Inc. (the "Caremark Acquisition") and one center located in South Carolina for cash consideration of $49 million and $8.2 million, respectively. The transactions were recorded under the purchase method of accounting and the results of operations from March 1, 1996 have been recognized in the accompanying financial statements. Goodwill of $15.5 million and $5.9 million were recorded in connection with these transactions and will be amortized over their estimated lives in accordance with the Company's existing accounting policies.

    The Company also purchased selected net assets of two existing dialysis companies for $2.6 million and contributed those assets during the formation of two unrelated general partnerships. Aggregate goodwill associated with these transactions was $1.9 million.

    The Company entered into one unaffiliated center management agreement with an additional center.

     The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the three months ended are as follows:

                                             1996             1995
                                         -----------       -----------
    Pro forma net operating revenues     $58,880,000       $39,210,000
                                         ===========       ===========

    Pro forma net income                 $ 3,413,000       $   334,000
                                         ===========       ===========

    Pro forma earnings per share         $      0.15       $      0.02
                                         ===========       ===========

5. On April 3, 1996 the Company completed an equity offering of 8,050,000 shares, 3,500,000 of which were sold for the Company's account and 4,550,000 of which were sold by certain of the Company's stockholders. The net proceeds to the Company of $110.1 million from the offering were used to repay borrowings incurred under the Company's senior credit facility (the "Senior Credit Facility") in connection with the Caremark Acquisition. The remaining proceeds are invested in short-term, investment grade instruments and will be used for future acquisitions, de novo developments, routine capital expenditures and other general corporate purposes.

6. Effective January 1, 1996, the Company changed its year-end to December 31 from May 31. The consolidated statements of income and cash flows for the quarter ended March 31, 1995 have been restated from the Company's previous filings on Form 10-Q to reflect the new calendar quarter format.

7. The Company's sole direct wholly-owned subsidiary, Total Renal Care, Inc., a California corporation ("TRC"), and TRC's wholly-owned subsidiaries have guaranteed the Company's obligations under the Company's senior subordinated discount notes (the "Discount Notes"). TRC's ability to pay dividends or otherwise distribute funds to the Company is limited pursuant to the terms of the Company's Senior Credit Facility with the exception of providing funds for: the payment of taxes by the Company on a consolidated basis, interest and principal on the Discount Notes as required, certain Company stock repurchases and providing for general corporate overhead expenses of the Company. In addition, under California law, TRC may pay dividends and make distributions only from legally available sources of funds.

    Separate financial statements and other disclosures concerning TRC's subsidiaries are not presented as management has determined that they are not material to investors.

    Summary unaudited condensed consolidating financial information for the Company, segregating guarantor and non-guarantor subsidiaries, follows:

Supplemental Condensed Consolidating Balance Sheets

                                                                                 December 31, 1995
                                                 -------------------------------------------------------------------------------
                                                  Total Renal                         Non-
                                                     Care           Guarantor       Guarantor     Consolidating    Consolidated
                                                 Holdings, Inc.   Subsidiaries    Subsidiaries     Adjustments         Total
                                                 -------------    -------------   -------------- ----------------  -------------
Current Assets:

    Accounts receivable......................... $    212,000     $ 33,974,000     $ 5,828,000                     $ 40,014,000
    Receivable from Tenet.......................     -------           432,000        -------                           432,000
    Other current assets........................   30,235,000        2,587,000       2,226,000                       35,048,000
                                                 ------------     ------------     -----------    -------------    ------------

       Total current assets.....................   30,447,000       36,993,000       8,054,000                       75,494,000

Property and equipment, net.....................      625,000       19,882,000       4,998,000                       25,505,000
Deposits and other..............................        5,000          868,000          12,000                          885,000
Investments in subsidiaries.....................   43,151,000        3,429,000        -------      ($46,580,000)(a)    -------
Advances to subsidiaries........................   59,429,000         -------         -------       (59,429,000)(b)    -------
Other assets, net...............................    3,486,000       56,809,000       1,819,000                       62,114,000
                                                 ------------     ------------     -----------    -------------    ------------

                                                 $137,143,000     $117,981,000     $14,883,000    ($106,009,000)   $163,998,000
                                                 ============     ============     ===========    =============    ============

Current liabilities.............................     $519,000      $16,848,000      $3,436,000                      $20,803,000
Payable to parent...............................     -------        54,886,000       4,543,000     ($59,429,000)(b)    -------
Long-term obligations...........................   53,820,000        3,096,000         132,000                       57,048,000
Minority interests..............................     -------          -------         -------         3,343,000 (a)   3,343,000
Stockholders' equity............................   82,804,000       43,151,000       6,772,000      (49,923,000)(a)  82,804,000
                                                 ------------     ------------    ------------    -------------    ------------

                                                 $137,143,000     $117,981,000     $14,883,000    ($106,009,000)   $163,998,000
                                                 ============     ============     ===========    =============    ============

                                                                                 March 31, 1996
                                                  -------------------------------------------------------------------------------
                                                   Total Renal                         Non-
                                                      Care           Guarantor       Guarantor     Consolidating    Consolidated
                                                  Holdings, Inc.   Subsidiaries    Subsidiaries     Adjustments         Total
                                                  -------------    -------------   -------------- ----------------  -------------
Current Assets:

    Accounts receivable.......................... $    445,000     $ 60,673,000     $ 8,186,000                     $ 69,304,000
    Receivable from Tenet........................     -------           346,000         ------                           346,000
    Other current assets.........................    8,306,000        7,724,000       3,233,000                       19,263,000
                                                   -----------     ------------     -----------    ---------------  -------------
       Total current assets......................    8,751,000       68,743,000      11,419,000                       88,913,000


Property and equipment, net......................      726,000       31,982,000       6,943,000                       39,651,000
Deposits and other...............................        5,000          914,000          18,000                          937,000
Investments in subsidiaries......................   49,169,000        6,832,000        -------      ($56,001,000)(a)    -------
Advances to subsidiaries.........................   82,755,000         -------         -------       (82,755,000)(b)    -------
Other assets, net................................    3,738,000       93,108,000       1,820,000                       98,666,000
                                                  ------------     ------------     -----------    --------------   ------------

                                                  $145,144,000     $201,579,000     $20,200,000    ($138,756,000)   $228,167,000
                                                  ============     ============     ===========    ==============   ============

Current liabilities.............................. $    683,000     $ 20,295,000     $ 6,831,000                     $ 27,809,000
Payable to parent................................     -------        80,859,000       1,896,000     ($82,755,000)(b)    -------
Long-term obligations............................   57,411,000       51,256,000         365,000                      109,032,000
Minority interests...............................     -------          -------         -------         4,276,000 (a)   4,276,000
Stockholders' equity.............................   87,050,000       49,169,000      11,108,000      (60,277,000)(a)  87,050,000
                                                  ------------     ------------     -----------    ---------------  ------------

                                                  $145,144,000     $201,579,000     $20,200,000    ($138,756,000)   $228,167,000
                                                  ============     ============     ===========    ==============   ============

Supplemental Condensed Consolidating Statements of Income

                                                                                    Three Months Ended
                                                                                      March 31, 1995
                                                   -------------------------------------------------------------------------------
                                                    Total Renal                         Non-
                                                       Care           Guarantor       Guarantor     Consolidating    Consolidated
                                                   Holdings, Inc.   Subsidiaries    Subsidiaries     Adjustments         Total
                                                   -------------    -------------   -------------- ----------------  -------------
Net operating revenues.............................. $ -------       $20,095,000      $5,374,000                      $25,469,000
Operating expenses..................................    122,000       16,905,000       4,156,000                       21,183,000
                                                      ---------      -----------    ------------      ----------      -----------

    Operating Income................................   (122,000)       3,190,000       1,218,000                        4,286,000

Interest expense, net...............................  2,178,000         -------          (16,000)                       2,162,000
Income taxes........................................   (919,000)       1,313,000         332,000                          726,000
Equity in income of subsidiaries....................  2,382,000          505,000        -------       ($2,887,000)(a)    -------
Minority interests..................................   -------          -------         -------          (397,000)(b)     397,000
                                                     ----------       ----------     -----------      -----------     -----------
    Net Income...................................... $1,001,000       $2,382,000     $   902,000      ($3,295,000)    $ 1,001,000
                                                     ==========       ==========     ===========      ===========     ===========

                                                                                    Three Months Ended
                                                                                      March 31, 1996
                                                   ------------------------------   -------------- -------------------------------
                                                    Total Renal                         Non-
                                                       Care           Guarantor       Guarantor     Consolidating    Consolidated
                                                   Holdings, Inc.   Subsidiaries    Subsidiaries     Adjustments         Total
                                                   -------------    -------------   -------------- ----------------  -------------
Net operating revenues............................. $   380,000      $39,227,000     $10,630,000                      $50,237,000
Operating expenses.................................  (1,695,000)      33,794,000       8,587,000                       40,686,000
                                                     -----------     -----------    ------------      ------------    -----------

    Operating Income...............................   2,075,000        5,433,000       2,043,000                        9,551,000

Interest expense, net..............................   1,188,000          275,000          18,000                        1,481,000
Income taxes.......................................     355,000        2,146,000         540,000                        3,041,000
Equity in income of subsidiaries...................   3,744,000          732,000        -------       ($4,476,000)(a)    -------
Minority interests.................................    -------          -------         -------          (753,000)(b)     753,000
                                                     ----------      ------------   ------------      -------------   -----------

    Net Income.....................................  $4,276,000      $ 3,744,000     $ 1,485,000      ($5,229,000)    $ 4,276,000
                                                     ==========      ===========     ===========      ============    ===========

Supplemental Condensed Consolidating Statements of Cash Flow

                                                                                    Three Months Ended
                                                                                       March 31, 1995
                                                    -------------------------------------------------------------------------------
                                                     Total Renal                         Non-
                                                        Care           Guarantor       Guarantor     Consolidating    Consolidated
                                                    Holdings, Inc.   Subsidiaries    Subsidiaries     Adjustments         Total
                                                    -------------    -------------   -------------- ----------------  -------------
Cash flows from operating activities:
    Net income....................................... $1,002,000       $2,392,000        $902,000      ($3,295,000)(a)  $1,001,000
    Adjustments to net income:
        Depreciation and amortization................     85,000          933,000         241,000                        1,259,000
        Noncash interest.............................  2,178,000         -------         -------                         2,178,000
        Provision for doubtful accounts..............   -------           472,000         107,000                          579,000
        Equity in earnings of subsidiaries........... (2,383,000)        (515,000)       -------         2,898,000 (a)    -------
        Other........................................  2,798,000       (3,747,000)     (3,817,000)         397,000 (a)  (4,369,000)
                                                      ----------       ----------      ----------      -----------      ----------
    Net cash provided (used) by operating activities.  3,680,000         (465,000)     (2,567,000)        -------          648,000

Cash flows from investing activities:
    Purchases of property and equipment..............   -------          (899,000)        (57,000)                        (956,000)
    Cash paid for acquisitions, net of cash acquired.   -------        (2,216,000)       -------                        (2,216,000)
    Other............................................      1,000          (81,000)          2,000                          (78,000)
                                                      ----------       ----------      ----------      -----------      ----------

    Net cash provided (used) by investing activities.      1,000       (3,196,000)        (55,000)                      (3,250,000)
                                                      ----------       ----------      ----------      -----------      ----------

Cash flows from financing activities:
    Intercompany advances............................ (3,603,000)       1,230,000       2,373,000                         -------
    Capital related costs............................    (85,000)        -------         -------                           (85,000)
    Net proceeds from sale of common stock...........      7,000         -------         -------                             7,000
    Distributions to minority interests..............   -------           644,000        (942,000)                        (298,000)
    Other............................................   -------           (77,000)       -------                           (77,000)
                                                      ----------       ----------      ----------      -----------      ----------
    Net cash (used) provided by financing activities. (3,681,000)       1,797,000       1,431,000                         (453,000)

    Net decrease in cash.............................   -------        (1,864,000)     (1,191,000)                      (3,055,000)
    Cash at beginning of period......................   -------         3,852,000       3,079,000                        6,931,000
                                                      ----------       ----------      ----------      -----------      ----------
    Cash at end of period............................   -------        $1,988,000      $1,888,000                       $3,876,000
                                                      ==========       ==========      ==========      ===========      ==========

                                                                                      Three Months Ended
                                                                                        March 31, 1996
                                                     -------------------------------------------------------------------------------
                                                      Total Renal                         Non-
                                                         Care           Guarantor       Guarantor     Consolidating    Consolidated
                                                     Holdings, Inc.   Subsidiaries    Subsidiaries     Adjustments         Total
                                                     -------------    -------------   -------------- ----------------  -------------
Cash flows from operating activities:
    Net income........................................$ 4,276,000      $ 3,744,000      $1,485,000      ($5,229,000)(a) $ 4,276,000
    Adjustments to net income:
        Depreciation and amortization.................     81,000        2,146,000         233,000                        2,460,000
        Noncash interest..............................  1,591,000         -------         -------                         1,591,000
        Provision for doubtful accounts...............   -------           789,000         207,000                          996,000
        Equity in earnings of subsidiaries............ (3,744,000)        (732,000        -------         4,476,000 (a)     -------
        Other.........................................   (143,000)     (12,640,000)        205,000          753,000 (a) (11,825,000)
                                                      -----------      -----------      ----------      -----------     -----------
           Net cash provided (used) by operating
           activities.................................  2,061,000       (6,693,000)      2,130,000         -------       (2,502,000)

Cash flows from investing activities:
    Purchases of property and equipment...............   (124,000)      (3,639,000)     (2,009,000)                      (5,772,000)
    Cash paid for acquisitions, net of cash acquired..   -------       (57,741,000)     (2,683,000)                     (60,424,000)
    Other.............................................   (702,000)        (742,000)        328,000                       (1,116,000)
                                                      -----------      -----------      ----------      -----------     -----------
           Net cash used by investing activities......   (826,000)     (62,122,000)     (4,364,000)                     (67,312,000)
                                                      -----------      -----------      ----------      -----------     -----------

Cash flows from financing activities:
    Intercompany advances.............................(25,126,000)      22,346,000       2,780,000                         -------
    Proceeds from bank credit facility................  2,000,000       49,000,000        -------                        51,000,000
    Other.............................................   (111,000)        (140,000)       (561,000)                        (812,000)
                                                      -----------      -----------      ----------      -----------     -----------
    Net cash (used) provided by financing activities..(23,237,000)      71,206,000       2,219,000                       50,188,000
                                                      -----------      -----------      ----------      -----------     -----------
    Net increase (decrease) in cash...................(22,002,000)       2,391,000         (15,000)                     (19,626,000)
    Cash at beginning of period....................... 30,117,000       (1,683,000)      1,747,000                       30,181,000
                                                      -----------      -----------      ----------      -----------     -----------
    Cash at end of period............................ $ 8,115,000      $   708,000      $1,732,000                      $10,555,000
                                                      ===========      ===========      ==========      ===========     ===========


Investments in subsidiaries in the foregoing condensed consolidating financial statements are accounted for under the equity method of accounting.

    Consolidating adjustments to the condensed consolidating balance sheets include the following:

    (a) Elimination of investments in subsidiaries and recording of minority interests, and

    (b) Elimination of intercompany accounts.

    Consolidating adjustments to the condensed consolidating statements of income include the following:

    (a) Elimination of equity in earnings of subsidiaries, and

    (b) Recognition of minority interests in income of consolidated subsidiaries.

    Consolidating adjustments to the condensed consolidating statements of cash flows include the following:

    (a) Elimination of equity in income of subsidiaries and recognition of minority interests in income of consolidated subsidiaries.

                        TOTAL RENAL CARE HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Net Operating Revenues. Net operating revenues for the first quarter ended March 31, 1996 increased $24,768,000 to $50,237,000 from $25,469,000 for the first quarter ended March 31, 1995 representing a 97.2% increase. Of this increase $19,519,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment, $231.03 in the first quarter of 1996 compared to $206.89 in the first quarter of 1995, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to the addition of Total Renal Care, Inc.'s ("TRC") end stage renal disease ("ESRD") laboratory, an overall increase in average reimbursement rates, increased ancillary utilization primarily in the administration of erythropoietin ("EPO"), and the opening of IV and oral pharmaceutical programs.

          Facility Operating Expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment and direct labor, and supplies and service costs relating to patient care. Facility operating expenses increased $16,407,000 to $33,329,000 in the first quarter of 1996 from $16,922,000 in the first quarter of 1995. As a percentage of net operating revenues, facility operating expenses declined to 66.3% in the first quarter of 1996 from 66.4% in the first quarter of 1995 due to reductions achieved in the costs of providing services.


          General and Administrative Expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $1,478,000 to $3,901,000 in the first quarter of 1996 from $2,423,000 in the first quarter of 1995. As a percentage of net operating revenues, general and administrative expenses declined to 7.8% in the first quarter of 1996 from 9.5% in the first quarter of 1995. This significant decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

          Provision for Doubtful Accounts. The provision for doubtful accounts increased $417,000 to $996,000 in the first quarter of 1996 from $579,000 in the first quarter of 1995. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.0% in the first quarter of 1996 from 2.3%
in the first quarter of 1995.   The provision for doubtful accounts is
influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. Due to the significant acquisition activity since the first quarter of 1995, the percentage of accounts receivable in the more recent aging categories is higher, causing a corresponding decrease in the provision as a percentage of revenues.

          Depreciation and Amortization. Depreciation and amortization increased $1,201,000 to $2,460,000 in the first quarter of 1996 from $1,259,000 in the first quarter of 1995. As a percentage of net operating revenues, depreciation and amortization remained at 4.9% for both periods. The increase of $1,201,000 was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

          Operating Income. Operating income increased $5,265,000 to $9,551,000 in the first quarter of 1996 from $4,286,000 in the first quarter of 1995. As a percentage of net operating revenues, operating income increased to 19.0% in the first quarter of 1996 from 16.8% in the first quarter of 1995. This increase in operating income is primarily due to a decrease in general and administrative expenses as a percentage of net operating revenue.

          Interest Expense/Interest Income. In connection with the Total Renal Care Holdings, Inc.'s ("TRCH" or the "Company") reorganization in 1994 and the implementation of the Company's growth strategy, the Company incurred substantial debt, some of which requires interest to be paid in cash and most of which is recognized as non-cash interest expense. Interest expense decreased $307,000 in the first quarter of 1996 from $2,219,000 in the first quarter of 1995. As a percentage of net operating revenues, interest expense decreased to 3.8% in the first quarter of 1996 from 8.7% in the first quarter of 1995. Cash interest during the first quarter of 1996 was $321,000 and non-cash interest during the same period was $1,591,000 versus $41,000 and $2,178,000 in the first quarter of 1995, respectively. The decrease in the first quarter of 1996 non-cash interest was due primarily to scheduled accretion offset by the redemption of 35% of the accreted value of the Company's senior subordinated discount notes (the "Discount Notes") equaling $28,749,000 at a redemption premium of 111% for a total redemption price of $31,911,000 in December 1995. The increase in cash interest was due primarily to borrowings made under the Company's senior credit facility (the "Senior Credit Facility") to fund the Company's acquisition of the Nephrology Services Business of Caremark International, Inc. (the "Caremark Acquisition"). The increase in interest income was due to investments of excess cash generated from the Company's initial public offering placed in short-term high-grade instruments.

          Provision for Income Taxes. Provision for income taxes increased $2,315,000 to $3,041,000 in the first quarter of 1996 from $726,000 in the first quarter of 1995. As a percentage of net operating revenues, provision for income taxes increased to 6.1% in the first quarter of 1996 from 2.9% in the first quarter of 1995 and the effective tax rate decreased to 41.4% from 42.1% over the same period. The effective tax rate is influenced by the mix of operations in states with varying tax rates and the taxable income earned by minority interests recognized in two subsidiary corporations. The increase as a percentage of net operating revenues was primarily due to the increased profitability of the Company in the first quarter of 1996 versus the same period in the prior year.

          Minority Interests. Minority interests represent the pretax net income earned by physicians who directly or indirectly own minority interests in all of the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interests increased $356,000 to $753,000 in the first quarter of 1996 from $397,000 in the first quarter of 1995. As a percentage of net operating revenues, minority interest decreased to 1.5% in the first quarter of 1996 from 1.6% in the first quarter of 1995. This slight decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.


                        LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1996, the Company had working capital of $61,104,000, including cash of $10,555,000. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for the operation of its existing facilities, from cash generated by operations and borrowings under the Senior Credit Facility.

          Net cash used by operating activities was $2,501,000 for the first quarter of 1996. Net cash used by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization, non-cash interest, and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, in the first quarter of 1996. Net cash used in investing activities was $67,312,000 for the first quarter of 1996. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $50,187,000 of which the primary source of financing were borrowings under the Company's Senior Credit Facility used to finance the Caremark Acquisition and the development of new facilities. The remaining cash required for the other acquisitions, de novo developments and working capital needs were funded by the Company's available cash. As a result, cash decreased by $19,626,000 in the first quarter of 1996.

          On November 3, 1995, the Company completed its initial public offering which generated net proceeds of $98.6 million. On April 3, 1996 the Company completed an equity offering providing $110.1 million of net proceeds to the Company. On March 5, 1995 the Company renegotiated and increased its Senior Credit Facility to $100 million which is currently unused. On December 7, 1995 the Company redeemed 35% of the then accreted value of its Discount Notes. Such Discount Notes will accrete to $65 million on August 5, 1997 at which point cash interest will begin to accrue. The Discount Notes are due August 15, 2004 with the next redemption available on August 15, 1999.

          The Company believes that it will be able to fund all capital requirements, including interest on the remaining Discount Notes and the Senior Credit Facility, with cash generated from operations and other current sources of financing. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities. There can be no assurance that additional financing and capital, if and when required, will be available on terms acceptable to the Company or at all.

                                 RISK FACTORS

  In evaluating the Company, its business and its financial position the following risk factors should be carefully considered in addition to the other information contained herein.

DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by the Health Care Financing Administration ("HCFA") for dialysis treatments. Since 1972, qualified patients suffering from chronic kidney failure, also known as ESRD, have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 62% of its net patient revenues during its fiscal year ended May 31, 1995 and approximately 60% during the seven months ended December 31, 1995 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $18.2 million, or 18% of net patient revenues, in its fiscal year ended May 31, 1995 and were $18.0 million, or 20% of net patient revenues, during the seven months ended December 31, 1995. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations.

  The Company provides certain of its patients with intradialytic parenteral nutrition ("IDPN"), a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. The Company has historically been reimbursed by the Medicare program for the administration of IDPN therapy. Beginning in 1993, HCFA designated four durable medical equipment regional carriers ("DMERCs") to process reimbursement claims for IDPN therapy. The DMERCs recently established new, more stringent medical policies for reimbursement of IDPN therapy, and many dialysis providers' claims have subsequently been denied or delayed. Where appropriate, the Company has appealed and continues to appeal such denials. In addition, the DMERCs are reportedly reviewing the existing IDPN medical policies. The final outcome of appeals and the anticipated review is uncertain and may ultimately reduce the number of patients eligible to receive reimbursement for IDPN therapy. The Company's allowance for doubtful accounts reflects a reserve that the Company believes is adequate against the possibility of an adverse outcome. The Company has continued to provide IDPN therapy to its patients pending clarification of this policy. A significant reduction in the number of patients eligible to receive reimbursement for IDPN therapy or the amount of Medicare reimbursement therefor would have an adverse effect on the Company's net operating revenues and net income.

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 8% of its net patient revenues during the fiscal year ended May 31, 1995 and 7% of its net patient revenues during the seven months ended December 31, 1995 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

  Approximately 30% of the Company's net patient revenues during the fiscal year ended May 31, 1995 and 33% during the seven month period ended December 31, 1995 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

OPERATIONS SUBJECT TO GOVERNMENT REGULATION

  The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to the illegal remuneration provisions of the Social Security Act and similar state laws, which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. In July 1991 and November 1992, the federal government published regulations that provide exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the illegal remuneration provisions. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. Neither the arrangements between the Company and the physician directors of its facilities ("Medical Directors") nor the minority ownership interests of referring physicians in certain of the Company's dialysis facilities fall within the protection afforded by these safe harbors. Although the Company has never been challenged under these statutes and believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or relationships with its Medical Directors or with referring physicians holding minority ownership interests or that the Company will not experience material adverse effects as a result of any such challenge.

  The Omnibus Budget Reconciliation Act of 1989 includes certain provisions ("Stark I") that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." In August 1995, HCFA published regulations interpreting Stark I. The regulations specifically provide that services furnished in an ESRD facility that are included in the composite billing rate are excluded from the coverage of Stark I. The Company believes that the language and legislative history of Stark I indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition; however, laboratory services not included in the Medicare composite rate could be included within the coverage of Stark I. Violations of Stark I are punishable by civil penalties which may include exclusion or suspension of a provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions, it is possible that the Company's practices might be challenged under this law. Any such interpretation of Stark I would apply to the Company's competitors as well.

  The Omnibus Budget Reconciliation Act of 1993 includes certain provisions ("Stark II") that restrict physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions; however, certain services, including the provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO, and clinical laboratory services, could be construed as designated health services within the meaning of Stark II. Violations of Stark II are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions and the absence of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws. A broad interpretation of Stark II to include dialysis services and items provided incident to dialysis services would apply to the Company's competitors as well.

  A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and the Company is unable to predict the effect of such changes on its future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the results of operations of the Company.

RISKS INHERENT IN GROWTH STRATEGY

  Following the Company's reorganization in August 1994, the Company began an aggressive growth strategy. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, integrating and managing the operations of acquired companies and identifying suitable locations for additional facilities. The Company's growth is expected to place significant demands on the Company's financial and management resources. There can be no assurance that the Company will be able to continue its growth strategy or that this strategy will ultimately prove successful. A failure to successfully continue its growth strategy could have an adverse effect on the Company's results of operations.

COMPETITION

  The dialysis industry is fragmented and highly competitive, particularly in terms of acquisitions of existing dialysis facilities and developing relationships with referring physicians. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions of facilities in markets targeted by the Company. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. The Company has from time to time experienced competition from referring physicians who have opened their own dialysis facilities. A portion of the Company's business consists of monitoring and providing supplies for ESRD treatments in patients' homes. Certain physicians also provide similar services and, if the number of such physicians were to increase, the Company could be adversely affected.

DEPENDENCE ON KEY PERSONNEL

  The Company is dependent upon the services and management experience of the Company's executive officers, and accordingly has entered into employment agreements with, and provided a variety of equity incentives to, each of these executives. The Company's continued growth depends upon its ability to attract and retain skilled employees, in particular highly skilled nurses, for whom competition is intense. The Company believes that its future success also will be significantly dependent on its ability to attract and retain qualified physicians to serve as Medical Directors of its dialysis facilities. The Company does not carry key-man life insurance on any of its officers.

DEPENDENCE ON PHYSICIAN REFERRALS

  The Company's facilities are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect the Company's overall operations. Referring physicians own minority interests in 12 of the Company's dialysis facilities. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business.

SIGNIFICANT INFLUENCE BY DLJMB

  DLJ Merchant Banking Partners, L.P. and certain of its affiliates ("DLJMB") own approximately 10% of the outstanding Common Stock of the Company. In addition, pursuant to a Shareholders Agreement, DLJMB has the right to nominate four of the five members of the Company's Board of Directors. As a result of its significant stock ownership and its rights under such Shareholders Agreement, DLJMB will be able to influence significantly the outcome of certain corporate transactions, including any "going private" transaction, merger, consolidation or sale of all or substantially all of the Company's assets.

                          PART II.  OTHER INFORMATION

                  ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.

                   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     11. Computation of per share earnings for the three months ended March 31, 1996 and March 31, 1995.

     27. Financial Data Schedule (filed via EDGAR on May 15, 1996).

(b)  Reports on Form 8-K

     1.  Form 8-K/A-1 filed on February 13, 1996.

     2.  Form 8-K filed on March 18, 1996.

                                   SIGNATURE



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                     TOTAL RENAL CARE HOLDINGS, INC.
                                     (REGISTRANT)



                                     /s/ John E. King
                                     ------------------------------------------
                                     John E. King
                                     Vice President and Chief Financial Officer

Date:   May 15, 1996


  John E. King is signing in the dual capacities as (i) Chief Financial Officer, and (ii) a duly authorized officer of the Company.