Form 10-Q
period 1996-06-30
TOTAL RENAL CARE HOLDINGS INC
filed 1996-08-14
CIK 927066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington , D.C.  20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to  ___________________

Commission file number ____________

                        TOTAL RENAL CARE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)
                      FOR THE QUARTER ENDED JUNE 30, 1996


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

Yes (X)      No ( )

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                             Yes ( )      No ( )

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date.

            Class                                 Outstanding at August 14, 1996

Common Stock, Par Value $.001                              25,925,365 shares

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     Index


                         Part I. Financial Information

                                                                                         Page No.
                                                                                         --------
Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 1996 and
         December 31, 1995                                                                     1

         Condensed Consolidated Statements of Income for the Three Months and
         Six Months Ended June 30, 1996 and June 30, 1995                                      3

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1996 and June 30, 1995                                                 4

         Notes to Condensed Consolidated Financial Statements                                  5

Management's Discussion and Analysis of Financial Condition and Results of Operations         11


Risk Factors                                                                                  16


                               Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                  20

Item 6.  Exhibits and Reports on Form 8-K                                                     21

         Signature                                                                            22

Note:    Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      June 30, 1996 and December 31, 1995



                                                                June 30, 1996             December 31 1995
                                                               --------------             -----------------
ASSETS

Current Assets:

     Cash and cash equivalents . . . . . . . . . . . . . .       $ 39,969,000                   $30,181,000

     Accounts receivable, less allowance for
       doubtful accounts of $9,752,000
       and $5,668,000, respectively . . . . . . . . . . .          82,375,000                    40,014,000

     Receivable from Tenet, a related company . . . . . .             390,000                       432,000

     Other current assets  . . . . . . . . . . . . . . . .          8,685,000                     4,867,000

                  Total current assets  . . . . . . . . .         131,419,000                    75,494,000

Property and equipment, net . . . . . . . . . . . . . . .          44,456,000                    25,505,000

Notes receivable from related parties. . . . . . . . . . .          1,678,000                     1,379,000

Investment in affiliate, at equity. . . . . . . . . . . .             995,000                       972,000

Other long term assets . . . . . . . . . . . . . . . . . .            887,000                       885,000

Intangible assets, net of accumulated amortization
  of $10,348,000 and $7,353,000, respectively . . . . . .         111,611,000                    59,763,000
                                                                -------------                 -------------
                                                                 $291,046,000                  $163,998,000
                                                                =============                 =============


     See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      June 30, 1996 and December 31, 1995

                                                                     June 30 1996                 December 31, 1995
                                                                    --------------                -----------------
LIABILITIES & STOCKHOLDERS' EQUITY

Total current liabilities...................................          $23,366,000                   $20,803,000

Deferred income taxes.......................................              523,000                       510,000

Long term debt and other....................................           59,101,000                    56,538,000

Minority interests..........................................            4,541,000                     3,343,000

Stockholders' equity:


   Common stock, Class A voting, ($.001 par value;
       55,000,000 shares authorized; 25,889,905 and
       22,308,207 issued and outstanding, respectively).....               26,000                        22,000
   Preferred stock, ($.001 par value; 5,000,000 shares
     authorized; none outstanding)..........................                   --                            --
   Additional paid-in capital...............................          234,369,000                   123,710,000
   Notes receivable from stockholders.......................           (2,727,000)                   (2,773,000)
   Retained earnings (deficit)..............................          (28,153,000)                  (38,155,000)
                                                                  ---------------                 -------------
         Total stockholders' equity.........................          203,515,000                    82,804,000
                                                                  ---------------                 -------------
                                                                     $291,046,000                  $163,998,000
                                                                  ===============                 =============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           Three Months and Six Months Ended June 30, 1996 and 1995


                                                               Three Months                Six Months
                                                         ------------------------   ------------------------
                                                            1996        1995            1996         1995
                                                         ----------- ------------   ------------- -----------
Net operating revenues  . . . . . . . . . . . .         $64,583,000 $30,624,000    $114,820,000  $56,093,000
Operating expenses:
      Facilities . . . . . . . . . . . . . . . .         43,318,000  19,498,000      76,647,000   36,420,000
      General and administrative . . . . . . . .          4,800,000   2,777,000       8,701,000    5,200,000
      Provision for doubtful accounts. . . . . .          1,337,000     687,000       2,333,000    1,266,000
      Depreciation and amortization . . . . . .           3,572,000   1,414,000       6,032,000    2,673,000
                                                         ---------- -----------     -----------  -----------
            Total operating expenses  . . . . .          53,027,000  24,376,000      93,713,000   45,559,000
                                                         ---------- -----------     -----------  -----------

Operating income  . . . . . . . . . . . . . . .          11,556,000   6,248,000      21,107,000   10,534,000

Interest expense . . . . . . . . . . . . . . . .         (2,238,000) (2,502,000)     (4,150,000)  (4,721,000)
Interest income . . . . . . . . . . . . . . . .           1,182,000     117,000       1,613,000      174,000
                                                         ---------- -----------     -----------  -----------

Income before income taxes and minority
      interests  . . . . . . . . . . . . . . . .         10,500,000   3,863,000      18,570,000    5,987,000

Income taxes . . . . . . . . . . . . . . . . . .          4,110,000   1,352,000       7,151,000    2,078,000
                                                         ---------- -----------      ----------  -----------

Income before minority interests . . . . . . . .          6,390,000   2,511,000      11,419,000    3,909,000

Minority interests in income of consolidated
      subsidiaries . . . . . . . . . . . . . . .            664,000     613,000       1,417,000    1,010,000
                                                         ---------- -----------     -----------  -----------
Net income  . . . . . . . . . . . . . . . . . .          $5,726,000  $1,898,000     $10,002,000   $2,899,000
                                                        =========== ===========    ============   ==========

Net income per common share  . . . . . . . . . .              $0.22       $0.12           $0.40        $0.19
                                                        =========== ===========    ============   ==========

Weighted average number of common shares and
    equivalents outstanding . . . . . . . . . .          26,579,000  15,532,000      24,837,000   15,418,000


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)


                                                                              1996                1995
                                                                           ------------        ------------
Cash flows from operating activities:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .            $10,002,000         $2,899,000
     Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization.  . . . . . . . . . . . .              6,032,000          2,673,000
        Noncash interest. . . . . . . . . . . . . . . . . . . .              3,228,000          4,420,000
        Provision for doubtful accounts . . . . . . . . . . . .              2,333,000          1,266,000
        Other . . . . . . . . . . . . . . . . . . . . . . . . .            (29,769,000)        (5,107,000)
                                                                           ------------       -----------
            Total adjustments. . . . . . . . . . . . . . . . .             (18,176,000)         3,252,000
                                                                           ------------       -----------
                Net cash (used) provided by operating activities            (8,174,000)         6,151,000
                                                                           ------------       -----------
Cash flows from investing activities:

     Purchases of property and equipment . . . . . . . . . . .             (11,833,000)        (3,736,000)
     Cash paid for acquisitions, net of cash acquired. . . . .             (77,867,000)       (16,753,000)
     Additions to intangible assets . . . . . . . . . . . . . .             (1,966,000)          (363,000)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . .                152,000            536,000
                                                                          ------------       ------------
                Net cash used by investing activities                      (91,514,000)       (20,316,000)

Cash flows from financing activities:

     Borrowings from bank credit facility . . . . . . . . . . .             51,000,000         17,800,000
     Payments on bank credit facility . . . . . . . . . . . . .            (51,000,000)        (4,000,000)
     Net proceeds from sale of common stock  . . . . . . . . .             110,051,000             54,000
     Distributions to minority interests. . . . . . . . . . . .               (747,000)        (1,133,000)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . .                172,000           (621,000)
                                                                          ------------        ------------
                Net cash provided by financing activities                  109,476,000         12,100,000

Net increase (decrease) in cash . . . . . . . . . . . . . . . .              9,788,000         (2,065,000)

Cash at beginning of period . . . . . . . . . . . . . . . . . .             30,181,000          6,931,000
                                                                          ------------        ------------

Cash at end of period . . . . . . . . . . . . . . . . . . . . .            $39,969,000         $4,866,000
                                                                           ===========        ===========


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

3. During the period from October 1, 1994 to November 2, 1995 the Company issued approximately 2,190,000 shares of Common Stock and options at prices significantly below the offering price of the Common Stock in the Company's initial public offering. Such shares and common stock equivalents have been included in the number of shares outstanding from June 1, 1994, (including the quarter and six months ended June 30, 1995) until November 2, 1995 using the Treasury Stock method using the actual offering price of $15.50 per share.

4. Effective March 1, 1996, the Company purchased substantially all of the assets and assumed certain specified liabilities of the Nephrology Services Business of Caremark International, Inc. (The "Caremark Acquisition") and one center located in South Carolina for cash consideration of $49 million and $8.2 million, respectively.

    The transactions were recorded under the purchase method of accounting and the results of operations from March 1, 1996 have been recognized in the accompanying financial statements. Goodwill of $21.5 million and $5.9 million, respectively, was recorded in connection with these transactions and will be amortized over their estimated lives in accordance with the Company's existing accounting policies.

    During the quarter ended June 30, 1996, the Company purchased substantially all of the assets and assumed certain specified liabilities of two unrelated centers in Maryland for cash consideration of $8.0 million and $2.9 million, respectively. Goodwill of $5.8 million and $2.6 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

    During the second quarter ended June 30, 1996 and the first quarter ended March 31, 1996, the Company also purchased selected net assets of an existing dialysis company for $6.4 million and two existing dialysis companies for $2.6 million, respectively, and contributed those assets during the formation of three unrelated general partnerships. Aggregate goodwill associated with these transactions during the quarter ended June 30, 1996 and May 31, 1996 was $2.0 million and $5.3 million respectively.

    The Company entered into management agreements with two additional unaffiliated centers, one in each of the quarters ended June 30, 1996 and March 31, 1996, respectively.

The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the six months ended June 30, are as follows:

                                          1996          1995
                                      ------------   -----------

Pro forma net operating revenues      $127,800,000   $75,630,000
                                      ============   ===========

Pro forma net income                  $  9,755,000   $ 2,355,000
                                      ============   ===========

Pro forma earnings per share          $       0.39   $      0.14
                                      ============   ===========


5. On April 3, 1996, the Company completed an equity offering of 8,050,000 shares, 3,500,000 of which were sold for the Company's account and 4,550,000 of which were sold by certain of the Company's stockholders. The net proceeds to the Company of $110.1 million from the offering were used to repay borrowings incurred under the Company's senior credit facility ("the Senior Credit Facility") in connection with the Caremark Acquisition. The remaining proceeds are invested in short-term, investment grade instruments and are to be used for future acquisitions, de novo developments, routine capital expenditures, and other general corporate purposes. Additionally, in July 1996, the Company purchased the Senior Subordinated Discount Notes (the "Discount Notes").

6. Effective August 14, 1996, the Company received firm commitments to increase its Senior Credit Facility to $130 million.

7. In July 1996, the Company purchased and retired $27.4 million of its remaining outstanding Discount Notes for $28.4 million. Including the writedown of related bond issuance costs of $800,000, the Company will recognize an extraordinary loss, net of taxes, of approximately $3.0 million, in the quarter ending September 30, 1996.

8. Subsequent to June 30, the Company completed acquisition of eight facilities for consideration of $32.9 million of which $32.1 million was paid in cash; the remainder in the issuance of common stock.

9. Effective January 1, 1996, the Company changed its year end to December 31 from May 31. The consolidated statements of income and cash flows included herein have been restated from the Company's previous filings on Form 10-Q to reflect the new calendar quarter format.

   The Company's sole direct wholly-owned operating subsidiary, Total Renal Care, Inc., a California corporation ("TRC"), and TRC's wholly-owned subsidiaries have guaranteed the Company's obligations arising from the Discount Notes. TRC's ability to pay dividends or otherwise distribute funds to the Company is limited pursuant to the terms of the Company's Senior Credit Facility with the exception of providing funds for: the payment of taxes by the Company on a consolidated basis, interest and principal on the Discount Notes as required, certain Company stock repurchases and providing for general corporate overhead expenses of the Company. In addition, under California law, TRC may pay dividends and make distributions only from legally available sources of funds.

   Separate financial statements and other disclosures concerning TRC's subsidiaries are not presented as management has determined that they are not material to investors.

   Summary unaudited condensed consolidating financial information for the Company, segregating guarantor and non-guarantor subsidiaries, follows:

Supplemental Condensed Consolidating Balance Sheets


                                                                                    December 31, 1995
                                                      ----------------------------------------------------------------------------
                                                      Total Renal                         Non-
                                                         Care           Guarantor      Guarantor    Consolidating     Consolidated
                                                      Holdings, Inc.   Subsidiaries    Subsidiaries  Adjustments         Total
                                                      ------------     ------------    -----------  --------------    ------------
Current Assets:
    Accounts receivable . . . . . . .                   $212,000       $33,974,000     $5,828,000                     $40,014,000
    Receivable from Tenet. . . . . .                     -------           432,000        -------                         432,000
    Other current assets  . . . . . .                 30,235,000         2,587,000      2,226,000                      35,048,000
                                                      ----------      ------------    -----------  --------------    ------------
       Total current assets . . . . .                 30,447,000        36,993,000      8,054,000                      75,494,000

Property and equipment, net . . . . .                    625,000        19,882,000      4,998,000                      25,505,000
Deposits and other . . . . . . . . .                       5,000           868,000         12,000                         885,000
Investments in subsidiaries. . . . .                  43,151,000         3,429,000        -------    ($46,580,000)(a)     -------
Advances to subsidiaries . . . . . .                  59,429,000           -------        -------     (59,429,000)(b)     -------
Other assets, net . . . . . . . . . .                  3,486,000        56,809,000      1,819,000                      62,114,000
                                                      ----------      ------------    -----------  --------------    ------------

                                                    $137,143,000      $117,981,000    $14,883,000   ($106,009,000)   $163,998,000
                                                     ===========       ===========     ==========   =============     ===========

Current liabilities . . . . . . . . .                  $519,000        $16,848,000     $3,436,000                     $20,803,000
Payable to parent  . . . . . . . . .                    -------         54,886,000      4,543,000    ($59,429,000)(b)     -------
Long-term obligations . . . . . . . .                53,820,000          2,586,000        132,000                      56,538,000
Deferred income tax . . . . . . . . .                   -------            510,000        -------                         510,000
Minority interests . . . . . . . . .                    -------            -------        -------       3,343,000 (a)   3,343,000
Stockholders' equity . . . . . . . .                 82,804,000         43,151,000      6,772,000     (49,923,000)(a)  82,804,000
                                                   ------------       ------------    -----------  --------------    ------------

                                                   $137,143,000       $117,981,000    $14,883,000  ($106,009,000)    $163,998,000
                                                    ===========        ===========     ==========   =============     ===========





                                                                                  June 30, 1996
                                                     ----------------------------------------------------------------------------
                                                     Total Renal                        Non-
                                                        Care           Guarantor     Guarantor     Consolidating     Consolidated
                                                     Holdings, Inc.   Subsidiaries   Subsidiaries   Adjustments         Total
                                                     ------------     ------------   -----------   --------------    ------------

Current Assets:
    Accounts receivable . . . . . . .                  $744,000      $72,565,000    $9,066,000                      $82,375,000
    Receivable from Tenet. . . . . .                    -------          390,000       -------                          390,000
    Other current assets  . . . . . .                37,769,000        7,474,000     3,411,000                       48,654,000
                                                   ------------     ------------   -----------   --------------    ------------
       Total current assets . . . . .                38,513,000       80,429,000    12,477,000                      131,419,000

Property and equipment, net . . . . .                   870,000       35,788,000     7,798,000                       44,456,000
Deposits and other . . . . . . . . .                      5,000          862,000        20,000                          887,000
Investments in subsidiaries. . . . .                 51,485,000        4,992,000       -------     ($56,477,000)(a)     -------
Advances to subsidiaries . . . . . .                166,514,000          -------       -------     (166,514,000)(b)     -------
Other assets, net . . . . . . . . . .                 4,067,000      108,239,000     1,978,000                      114,284,000
                                                   ------------     ------------   -----------   --------------    ------------

                                                   $261,454,000     $230,310,000   $22,273,000    ($222,991,000)   $291,046,000
                                                    ===========      ===========    ==========    =============     ===========

Current liabilities . . . . . . . . .                  $891,000      $15,595,000    $6,880,000                     $23,366,000
Payable to parent  . . . . . . . . .                    -------      160,944,000     5,570,000    ($166,514,000)(b)    -------
Long-term obligations . . . . . . . .                57,048,000        1,763,000       290,000                      59,101,000
Deferred income tax . . . . . . . . .                   -------          523,000       -------                         523,000
Minority interests . . . . . . . . .                    -------          -------       -------        4,541,000 (a)  4,541,000
Stockholders' equity . . . . . . . .                203,515,000       51,485,000     9,533,000      (61,018,000)(a)203,515,000
                                                   ------------     ------------   -----------   --------------   ------------

                                                   $261,454,000     $230,310,000   $22,273,000    ($222,991,000)  $291,046,000
                                                    ===========      ===========    ==========    =============    ===========

                                       7

Supplemental Condensed Consolidating Statements of Income

                                                                          Six Months Ended
                                                                           June 30, 1995
                                       ---------------------------------------------------------------------------------------
                                        Total Renal                              Non-
                                           Care              Guarantor        Guarantor       Consolidating       Consolidated
                                       Holdings, Inc.      Subsidiaries      Subsidiaries      Adjustments           Total
                                       --------------      ------------      ------------     -------------       ------------
Net operating revenues................ $   429,000         $43,646,000       $12,018,000                          $ 56,093,000
Operating expenses....................  (2,827,000)         39,433,000         8,953,000                            45,559,000
                                       -----------         -----------       -----------       -----------        ------------

     Operating Income.................   3,256,000           4,213,000         3,065,000                            10,534,000

Interest expense, net.................   4,328,000             247,000           (28,000)                            4,547,000
Income taxes..........................    (428,000)          1,630,000           876,000                             2,078,000
Equity in income of subsidiaries......   3,543,000           1,207,000            ----         ($4,750,000)(a)          ----
Minority interests....................      ----                ----              ----          (1,010,000)(b)       1,010,000
                                       -----------         -----------       -----------       -----------        ------------
     Net Income....................... $ 2,899,000         $ 3,543,000       $ 2,217,000       ($5,760,000)       $  2,899,000
                                       ===========         ===========       ===========       ===========        ============

                                                                       Three Months Ended
                                                                         June 30, 1995
                                       ---------------------------------------------------------------------------------------
                                        Total Renal                              Non-
                                           Care              Guarantor        Guarantor       Consolidating       Consolidated
                                       Holdings, Inc.      Subsidiaries      Subsidiaries      Adjustments           Total
                                       --------------      ------------      ------------     -------------       ------------
Net operating revenues................ $   429,000         $23,551,000       $ 6,644,000                          $ 30,624,000
Operating expenses....................  (2,950,000)         22,529,000         4,797,000                            24,376,000
                                       -----------         -----------       -----------       -----------        ------------
     Operating Income.................   3,379,000           1,022,000         1,847,000                             6,248,000

Interest expense, net.................   2,150,000             247,000           (12,000)                            2,385,000
Income taxes..........................     491,000             317,000           544,000                             1,352,000
Equity in income of subsidiaries......   1,160,000             702,000            ----         ($1,862,000)(a)          ----
Minority interests....................      ----                ----              ----            (613,000)(b)         613,000
                                       -----------         -----------       -----------       -----------        ------------
     Net Income....................... $ 1,898,000         $ 1,160,000       $ 1,315,000       ($2,475,000)       $  1,898,000
                                       ===========         ===========       ===========       ===========        ============

                                                                          Six Months Ended
                                                                           June 30, 1996
                                       ----------------------------------------------------------------------------------------
                                        Total Renal                              Non-
                                           Care              Guarantor        Guarantor       Consolidating        Consolidated
                                       Holdings, Inc.      Subsidiaries      Subsidiaries      Adjustments            Total
                                       --------------      ------------      ------------     -------------       -------------
Net operating revenues................ $   780,000         $92,017,000       $22,023,000                          $114,820,000
Operating expenses....................  (4,096,000)         79,901,000        17,908,000                            93,713,000
                                       -----------         -----------       -----------      ------------        ------------
     Operating Income.................   4,876,000          12,116,000         4,115,000                            21,107,000

Interest expense, net.................   2,081,000             126,000           330,000                             2,537,000
Income taxes..........................   1,127,000           5,000,000         1,024,000                             7,151,000
Equity in income of subsidiaries......   8,334,000           1,344,000            ----         ($9,678,000)(a)          ----
Minority interests....................      ----                ----              ----          (1,417,000)(b)       1,417,000
                                       -----------         -----------       -----------      ------------        ------------
     Net Income....................... $10,002,000         $ 8,334,000       $ 2,761,000      ($11,095,000)       $ 10,002,000
                                       ===========         ===========       ===========      ============        ============





                                                                          Three Months Ended
                                                                           June 30, 1996
                                       --------------------------------------------------------------------------------------
                                        Total Renal                              Non-
                                           Care              Guarantor        Guarantor       Consolidating      Consolidated
                                       Holdings, Inc.      Subsidiaries      Subsidiaries      Adjustments           Total
                                       --------------      ------------      ------------     -------------      ------------
Net operating revenues................ $   400,000         $52,790,000       $11,393,000                          $ 64,583,000
Operating expenses....................  (2,401,000)         46,107,000         9,321,000                            53,027,000
                                       -----------         -----------       -----------       -----------        ------------

     Operating Income.................   2,801,000           6,683,000         2,072,000                            11,556,000

Interest expense, net.................     893,000            (149,000)          312,000                             1,056,000
Income taxes..........................     772,000           2,854,000           484,000                             4,110,000
Equity in income of subsidiaries......   4,590,000             612,000            ----         ($5,202,000)(a)          ----
Minority interests....................      ----                ----              ----            (664,000)(b)         664,000
                                       -----------         -----------       -----------       -----------        ------------

     Net Income....................... $ 5,726,000         $ 4,590,000       $ 1,276,000       ($5,866,000)       $  5,726,000
                                       ===========         ===========       ===========       ===========        ============

                                                                                 Six Months Ended
                                                                                  June 30, 1995
                                                ----------------------------------------------------------------------------------
                                                 Total Renal                            Non-
                                                    Care             Guarantor        Guarantor     Consolidating     Consolidated
                                                Holdings, Inc.     Subsidiaries     Subsidiaries     Adjustments         Total
                                                --------------     ------------     ------------    -------------     ------------
Cash flows from operating activities:
    Net income................................  $ 2,899,000         $ 3,543,000       $ 2,217,000    ($ 5,760,000)(a) $  2,899,000
    Adjustments to net income:
        Depreciation and amortization.........      178,000           2,079,000           416,000                        2,673,000
        Noncash interest......................    4,420,000              ----              ----                          4,420,000
        Provision for doubtful accounts.......       ----             1,249,000            17,000                        1,266,000
        Equity in earnings of subsidiaries....   (3,543,000)         (1,207,000)           ----         4,750,000 (a)       ----
        Other.................................      119,000          (5,320,000)         (916,000)      1,010,000 (a)   (5,107,000)
                                                -----------         -----------       -----------     -----------     ------------
           Net cash provided by
            operating activities..............    4,073,000             344,000         1,734,000          ----          6,151,000
                                                -----------         -----------       -----------     -----------     ------------
Cash flows from investing activities:
    Purchases of property and equipment.......     (219,000)         (1,887,000)       (1,630,000)                      (3,736,000)
    Cash paid for acquisitions, net of
      cash acquired...........................       ----           (16,753,000)           ----                        (16,753,000)
    Additions to intangible assets............      (54,000)           (307,000)           (2,000)                        (363,000)
    Other.....................................       ----               289,000           247,000                          536,000
                                                -----------         -----------       -----------     -----------     ------------
           Net cash used by investing
             activities.......................     (273,000)        (18,658,000)       (1,385,000)                     (20,316,000)
                                                -----------         -----------       -----------     -----------     ------------

Cash flows from financing activities:
    Intercompany advances.....................   (3,603,000)          1,230,000         2,373,000                           ----
    Proceeds from bank credit facility........       ----            17,800,000            ----                         17,800,000
    Payments on bank credit facility..........       ----            (4,000,000)           ----                         (4,000,000)
    Net proceeds from sale of common stock....       54,000              ----              ----                             54,000
    Distributions to minority interests.......       ----             2,791,000        (3,924,000)                      (1,133,000)
    Other.....................................     (249,000)           (367,000)           (5,000)                        (621,000)
                                                -----------         -----------       -----------     -----------     ------------
           Net cash provided (used) by
             financing activities.............   (3,798,000)         17,454,000        (1,556,000)                      12,100,000
                                                -----------         -----------       -----------     -----------     ------------

    Net increase (decrease) in cash...........        2,000            (860,000)       (1,207,000)                      (2,065,000)
    Cash at beginning of period...............       ----             3,852,000         3,079,000                        6,931,000
                                                -----------         -----------       -----------     -----------     ------------
    Cash at end of period.....................  $     2,000         $ 2,992,000       $ 1,872,000                     $  4,866,000
                                                ===========         ===========       ===========     ===========     ============

                                                                               Six Months Ended
                                                                                June 30, 1996
                                                ----------------------------------------------------------------------------------
                                                 Total Renal                              Non-
                                                    Care             Guarantor          Guarantor   Consolidating     Consolidated
                                                Holdings, Inc.     Subsidiaries       Subsidiaries   Adjustments         Total
                                                --------------     ------------       ------------  -------------     ------------
Cash flows from operating activities:
    Net income................................  $10,002,000         $ 8,334,000       $ 2,761,000    ($11,095,000)(a) $ 10,002,000
    Adjustments to net income:
        Depreciation and amortization.........      172,000           5,324,000           536,000                        6,032,000
        Noncash interest......................    3,228,000              ----              ----                          3,228,000
        Provision for doubtful accounts.......       ----             1,816,000           517,000                        2,333,000
        Equity in earnings of subsidiaries....   (8,334,000)         (1,344,000)           ----         9,678,000 (a)       ----
        Other.................................     (349,000)        (32,748,000)        1,911,000       1,417,000 (a)  (29,769,000)
                                                -----------         -----------       -----------     -----------     ------------
           Net cash provided (used) by
             operating activities.............    4,719,000         (18,618,000)        5,725,000          ----         (8,174,000)
                                                -----------         -----------       -----------     -----------     ------------

Cash flows from investing activities:
    Purchases of property and equipment.......     (301,000)         (8,071,000)       (3,461,000)                     (11,833,000)
    Cash paid for acquisitions, net of
      cash acquired...........................       ----           (77,867,000)           ----                        (77,867,000)
    Additions to intangible assets............     (467,000)         (1,346,000)         (153,000)                      (1,966,000)
    Other.....................................     (232,000)            110,000           274,000                          152,000
                                                -----------         -----------       -----------     -----------     ------------
           Net cash used by investing
             activities.......................   (1,000,000)        (87,174,000)       (3,340,000)                     (91,514,000)
                                                -----------         -----------       -----------     -----------     ------------

Cash flows from financing activities:
    Intercompany advances..................... (107,085,000)        106,058,000         1,027,000                           ----
    Proceeds from bank credit facility........       ----            51,000,000            ----                         51,000,000
    Payments on bank credit facility..........       ----           (51,000,000)           ----                        (51,000,000)
    Net proceeds from sale of common stock....  110,051,000              ----              ----                        110,051,000
    Distributions to minority interests.......       ----             1,687,000        (2,434,000)                        (747,000)
    Other.....................................      753,000            (204,000)         (377,000)                         172,000
                                                -----------         -----------       -----------     -----------     ------------
           Net cash provided (used) by
             financing activities.............    3,719,000         107,541,000        (1,784,000)                     109,476,000
                                                -----------         -----------       -----------     -----------     ------------

    Net increase in cash......................    7,438,000           1,749,000           601,000                        9,788,000
    Cash (overdraft) at beginning of period...   30,116,000          (1,682,000)        1,747,000                       30,181,000
                                                -----------         -----------       -----------     -----------     ------------
    Cash at end of period.....................  $37,554,000         $    67,000       $ 2,348,000                     $ 39,969,000
                                                ===========         ===========       ===========     ===========     ============

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

                        TOTAL RENAL CARE HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

   Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995.

          Net Operating Revenues. Net operating revenues for the second quarter ended June 30, 1996 increased $33,959,000 to $64,583,000 from $30,624,000 for the second quarter ended June 30, 1995 representing a 110.9% increase. Of this increase $29,126,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment, $235.48 in the second quarter of 1996 compared to $223.64 in the second quarter of 1995, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to increased ancillary utilization primarily in the administration of erythropoietin ("EPO"), the addition of Total Renal Care, Inc.'s ("TRC") end stage renal disease ("ESRD") laboratory, an overall increase in average reimbursement rates, and the opening of an intravenous therapy ("IV") and oral pharmaceutical program and an access management program.

          Facility Operating Expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment and direct labor, and supplies and service costs relating to patient care. Facility operating expenses increased $23,820,000 to $43,318,000 in the second quarter of 1996 from $19,498,000 in the second quarter of 1995. As a percentage of net operating revenues, facility operating expenses increased to 67.1% in the second quarter of 1996 from 63.7% in the second quarter of 1995 due to the significant amount of recent acquisitions and de novo development activity with an operating epense structure that is initially higher due to integration costs incurred in the first few months of operations coupled with a lower base of revenue generated until the Company's ancillary programs are added, leading to an overall lower operating margin.

          General and Administrative Expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $2,023,000 to $4,800,000 in the second quarter of 1996 from $2,777,000 in the second quarter of 1995. As a percentage of net operating revenues, general and administrative expenses declined to 7.4% in the second quarter of 1996 from 9.1% in the second quarter of 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

          Provision for Doubtful Accounts. The provision for doubtful accounts increased $650,000 to $1,337,000 in the second quarter of 1996 from $687,000 in the second quarter of 1995. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.1% in the second quarter of 1996 from 2.2% in the second quarter of 1995. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. Due to the significant acquisition activity since the second quarter of 1995, the percentage of accounts receivable, for which the Company provision methodology will be applied, in the more recent aging categories has increased, causing a corresponding decrease in the provision as a percentage of revenues.

          Depreciation and Amortization. Depreciation and amortization increased $2,158,000 to $3,572,000 in the second quarter of 1996 from $1,414,000 in the second quarter of 1995. As a percentage of net operating revenues, depreciation and amortization increased to 5.5% in the second quarter of 1996 from 4.6% in the second quarter of 1995. The increase was attributable to goodwill, other intangibles and fixed assets recorded through significant acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

          Operating Income. Operating income increased $5,308,000 to $11,556,000 in the second quarter of 1996 from $6,248,000 in the second quarter of 1995. As a percentage of net operating revenues, operating income decreased to 17.9% in the second quarter of 1996 from 20.4% in the second quarter of 1995. This decrease in operating income is primarily due to an increase in facilities expense and depreciation and amortization as a percentage of net operating revenue partially offset by a decrease in general and administrative expenses as a percentage of net operating revenues.

          Interest Expense/Interest Income. In connection with the Total Renal Care Holdings, Inc.'s ("TRCH" or the "Company") reorganization in 1994 and the implementation of the Company's growth strategy, the Company incurred substantial debt, some of which requires interest to be paid in cash and most of which is recognized as non-cash interest expense. Interest expense, net of interest income, decreased $1,329,000 in the second quarter of 1996 from $2,385,000 in the second quarter of 1995. As a percentage of net operating revenues, interest expense, net of interest income, decreased to 1.6% in the second quarter of 1996 from 7.8% in the second quarter of 1995. Cash interest expense during the second quarter of 1996 was $601,000 and non-cash interest during the same period was $1,637,000 versus $260,000 and $2,242,000 in the second quarter of 1995, respectively. The decrease in the second quarter of 1996 non-cash interest expense was due primarily to a scheduled accretion offset by the redemption of 35% of the accreted value of the Company's senior subordinated discount notes (the "Discount Notes") in December 1995. The increase in cash interest expense was due primarily to ae under the Company's senior credit facility (the "Senior Credit Facility") to fund the Company's acquisition of the Nephrology Services Business of Caremark International, Inc. (the "Caremark Acquisition"). The increase in interest income was due to investments of excess cash generated from the Company's equity public offering, completed April 3, 1996, placed in short-term high-grade instruments.

          Provision for Income Taxes. Provision for income taxes increased $2,758,000 to $4,110,000 in the second quarter of 1996 from $1,352,000 in the second quarter of 1995. As a percentage of net operating revenues, provision for income taxes increased to 6.4% in the second quarter of 1996 from 4.4% in the second quarter of 1995 and the effective tax rate increased slightly to 41.8% from 41.6% over the same period. The effective tax rate is influenced by the mix of operations in states with varying tax rates and the taxable income earned by minority interests recognized in two subsidiary corporations. The increase as a percentage of net operating revenues was primarily due to the increased profitability of the Company in the second quarter of 1996 versus the same period in the prior year.

          Minority Interests. Minority interests represent the pretax net income earned by physicians who directly or indirectly own minority interests in all of the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interests increased $51,000 to $664,000 in the second quarter of 1996 from $613,000 in the second quarter of 1995. As a percentage of net operating revenues, minority interest decreased to 1.0% in the second quarter of 1996 from 2.0% in the second quarter of 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

      Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

          Net Operating Revenues. Net operating revenues for the six months ended June 30, 1996 increased $58,727,000 to $114,820,000 from $56,093,000 for the six months ended June 30, 1995 representing a 104.7% increase. Of this increase $46,470,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment, $233.51 in the first six months of 1996 compared to $215.70 in the first six months of 1995, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to the addition of the Company's ESRD laboratory, increased ancillary utilization primarily in the administration of EPO, an overall increase in average reimbursement rates,and the opening of an IV and oral pharmaceutical programs and an access management program.

          Facility Operating Expenses. Facility operating expenses increased $40,227,000 to $76,647,000 in the first six months of 1996 from $36,420,000 in the first six months of 1995. As a percentage of net operating revenues, facility operating expenses increased to 66.8% in the first six months of 1996 from 64.9% in the first six months of 1995 due to the significant amount of recent acquisition and de novo development activity with an operating expense structure that is initially higher due to integration costs incurred in the first few months of operations coupled with a lower base of revenue generated until the Company's ancillary programs are added, leading to an overall lower operating margin.


          General and administrative expenses increased $3,501,000 to $8,701,000 in the first six months of 1996 from $5,200,000 in the first six months of 1995. As a percentage of net operating revenues, general and administrative expenses declined to 7.6% in the first six months of 1996 from 9.3% in the first six months of 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

          Provision for Doubtful Accounts. The provision for doubtful accounts increased $1,067,000 to $2,333,000 in the first six months of 1996 from $1,266,000 in the first six months of 1995. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.0% in the first six months of 1996 from 2.3% in the first six months of 1995. Due to the significant acquisition activity since the first six months of 1995, the percentage of accounts receivable, for which the Company provision methodology will be applied, in the more recent aging categories has increased, causing a corresponding decrease in the provision as a percentage of revenues .

          Depreciation and Amortization. Depreciation and amortization increased $3,359,000 to $6,032,000 in the first six months of 1996 from $2,673,000 in the first six months of 1995. As a percentage of net operating revenues, depreciation and amortization increased to 5.3% in the first six months of 1996 from 4.8% in the first six months of 1995. The increase was attributable to goodwill, other intangibles and fixed assets recorded through significant acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

          Operating Income. Operating income increased $10,573,000 to $21,107,000 in the first six months of 1996 from $10,534,000 in the first six months of 1995. As a percentage of net operating revenues, operating income decreased slightly to 18.4% in the first six months of 1996 from 18.8% in the first six months of 1995. This decrease in operating income is primarily due to an increase in depreciation and amortization as a percentage of net operating revenue.

          Interest Expense/Interest Income. Interest expense, net of interest income, decreased $2,010,000 in the first six months of 1996 from $4,547,000 in the first six months of 1995. As a percentage of net operating revenues, interest expense, net of interest income, decreased to 2.2% in the first six months of 1996 from 8.1% in the first six months of 1995. Cash interest expense during the first six months of 1996 was $922,000 and non-cash interest expense during the same period was $3,228,000 versus $301,000 and $4,420,000 in the first six months of 1995, respectively. The decrease in the first six months of 1996 non-cash interest expense was due primarily to the redemption of 35% of the accreted value of the Company's Discount Notes in December 1995. The increase in cash interest expense was due primarily to borrowings made under the Company's Senior Credit Facility to fund the Company's Caremark Acquisition. The increase in interest income was due to investments of excess cash generated from the Company's initial public offering and secondary equity offering placed in short-term high-grade instruments.

          Provision for Income Taxes. Provision for income taxes increased $5,073,000 to $7,151,000 in the first six months of 1996 from $2,078,000 in the first six months of 1995. As a percentage of net operating revenues, provision for income taxes increased to 6.2% in the first six months of 1996 from 3.7% in the first six months of 1995 and the effective tax rate decreased to 41.7% from 41.8% over the same period. The effective tax rate is influenced by the mix of operations in states with varying tax rates and the taxable income earned by minority interests recognized in two subsidiary corporations. The increase as a percentage of net operating revenues was primarily due to the increased profitability of the Company in the first six months of 1996 versus the same period in the prior year.

          Minority Interests. Minority interests increased $407,000 to $1,417,000 in the first six months of 1996 from $1,010,000 in the first six months of 1995. As a percentage of net operating revenues, minority interest decreased to 1.2% in the first six months of 1996 from 1.8% in the first six months of 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

                        LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1996, the Company had working capital of $108,053,000, including cash of $39,969,000. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for the operation of its existing facilities, from cash generated by operations and borrowings under the Senior Credit Facility.

          Net cash used by operating activities was $8,174,000 for the first six months of 1996. Net cash used by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization, non-cash interest, and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, in the first six months of 1996. Net cash used in investing activities was $91,514,000 for the first six months of 1996. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $109,476,000 of which the primary source of financing were net proceeds from sale of common stock used to finance the Caremark Acquisition and the development of new facilities. The remaining cash required for other acquisitions, de novo developments and working capital needs were funded by the Company's available cash. As a result, cash increased by $9,788,000 in the first six months of 1996.

           On April 3, 1996 the Company completed an equity offering providing $110.1 million of net proceeds to the Company. On August 14, 1996 the Company received firm commitments to increase its Senior Credit Facility to $100 million. On December 7, 1995 the Company redeemed 35% of the then accreted value of its Discount Notes.

          Subsequent to June 30, 1996, the Company completed acquisitions of eight facilities for consideration of $32.9 million of which $32.1 million was paid in cash; the remainder in the issuance of common stock. Also in July 1996, the Company repurchased an additional $27.4 million of the outstanding Discount Notes, at maturity, for $28.4 million. The remaining Discount Notes after the transaction will accrete to $37.6 million on August 15, 1997 at which point cash interest will begin to accrue. The outstanding Discount Notes are due August 15, 2004.

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

                                 RISK FACTORS

          In evaluating the Company, its business and its financial position the following risk factors should be carefully considered in addition to the other information contained herein. The following factors could affect the Company's actual future results and could cause them to differ from any forward-looking statements made by or on behalf of the Company.

DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT

          The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by the Health Care Financing Administration ("HCFA") for dialysis treatments. Since 1972, qualified patients suffering from chronic kidney failure, also known as ESRD, have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 62% of it net patient revenues during its fiscal year ended May 31, 1995 and approximately 60% during the seven months ended December 31, 1995 and the six months ended June 30, 1996 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

          Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $18.2 million, or 18% of net patient revenues, in its fiscal year ended May 31, 1995; $18.0 million or 20% of net patient revenues, during the seven months ended December 31, 1995; and approximately $21.9 million, or 19% of net patient revenues for the six months ended June 30, 1996. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations.

          The Company provides certain of its patients with intradialytic parenteral nutrition ("IDPN"), a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. The Company has historically been reimbursed by the Medicare program for the administration of IDPN therapy. Beginning in 1993, HCFA designated four durable medical equipment regional carriers ("DMERCs") to process reimbursement claims for IDPN therapy. The DMERCs recently established new, more stringent medical policies for reimbursement of IDPN therapy, and many dialysis providers' claims have subsequently been denied or delayed. Where appropriate, the Company has appealed and continues to appeal such denials. In addition, the DMERCs are reportedly reviewing the existing IDPN medical policies. The final outcome of the appeals and the anticipated review is uncertain and may ultimately reduce the number of patients eligible to receive reimbursement for IDPN therapy. The Company's allowance for doubtful accounts reflects a reserve that the Company believes is adequate against the possibility of an adverse outcome. The Company has continued to provide IDPN therapy to its patients pending clarification of this policy. A significant reduction in the number of patients eligible to receive reimbursement for IDPN therapy or the amount of Medicare reimbursement therefore would have an adverse effect on the Company's net operating revenues and net income.

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

          The Omnibus Budget Reconciliation Act of 1989 includes certain provisions ("Stark I") that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." In August 1995, HCFA published regulations interpreting Stark I. The regulations specifically provide that services furnished in an ESRD facility that are included in the composite billing rate are excluded form the coverage of Stark I. The Company believes that the language and legislative history of Stark I indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition; however, laboratory services not included in the Medicare composite rate could be included within the coverage of Stark I. Violations of Stark I are punishable by civil penalties which may include exclusion or suspension of a provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions, it is possible that the Company's practices might be challenged under this law. Any such interpretation of Stark I would apply to the Company's competitors as well.

          The Omnibus Budget Reconciliation Act of 1993 includes certain provisions ("Stark II") that restrict physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions; however, certain services, including the provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO, and clinical laboratory services, could be construed as designated health services within the meaning of Stark II. Violations of Stark II are punishable by civil penalties which may include exclusion or suspension of a provider from future participation in Medicare and Medicaid programs and substantial fines. Due the breadth of the statutory provisions and the absence of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws. A broad interpretation of Stark II to include dialysis services and items provided incident to dialysis services would apply to the Company's competitors as well.

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

DEPENDENCE ON KEY PERSONNEL

          The Company is dependent upon the services and management experience of the Company's executive officers, and accordingly has entered into employment agreements with, and provided a variety of equity incentives to, each of these executives. The Company's continued growth depends upon its ability to attract and retain skilled employees, in particular highly skilled nurses, for whom competition is intense. The Company believes that its future success also will be significantly dependent upon its ability to attract and retain qualified
physicians to serve as Medical Directors of its dialysis facilities.   The
Company does not carry key-man life insurance on any of its officers.


DEPENDENCE ON PHYSICIAN REFERRALS

          The Company's facilities are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect the Company's overall operations. Referring physicians own minority interests in 12 of the Company's dialysis facilities. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business.

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

                          PART II.  OTHER INFORMATION

ITEM 1,2,3 AND 5 ARE NOT APPLICABLE.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders of the Company was held on June 6, 1996. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all of the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after Director's respective name:

         Name                                Votes For           Votes Withheld
         Victor M.G. Chaltiel                19,006,151              75,750
         Maris Andersons                     19,004,751              77,150
         Peter T. Grauer                     18,943,851             138,050
         Marsha M. Plotnitsky                18,943,851             138,050
         David B. Wilson                     19,004,751              77,150

         Proposal II submitted to a vote of security holders at the meeting was the ratification of the 1994 Equity Compensation Plan. Votes were cast as follows:

               For                Against            Abstain
            13,637,608           5,440,243            4,050


         Proposal III submitted to a vote of security holders at the meeting was the ratification of the 1995 Equity Compensation Plan. The votes were cast as follows:

               For                Against            Abstain       No Vote
            13,759,477           5,306,388            6,450         9,586

         Proposal IV submitted to a vote of security holders at the meeting was the ratification of the Employee Stock Purchase Plan. The votes were cast as follows:

               For                Against            Abstain        No Vote
            19,020,001              44,564            7,750          9,586

         Proposal V submitted to a vote of security holders at the meeting was the ratification of the Appointment of Price Waterhouse LLP as Independent Accountants. The votes were cast as follows:

               For                Against            Abstain
            19,077,751                 950            3,200

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         11. Computation of per share earnings for the three months and six months ended June 30, 1996 and June 30, 1995.

         27.   Financial Data Schedule (filed via Edgar on August 14, 1996).

                                   SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   TOTAL RENAL CARE HOLDINGS, INC.
                                   (REGISTRANT)



                                     /s/ John E. King
                                     ------------------------------
                                     John E. King
                                     Vice President and Chief Financial Officer

Date:  August 14, 1996


John E. King is signing in the dual capacities as i) Chief Financial Officer, and ii) a duly authorized officer of the Company.