Form 10-Q
period 1996-09-30
TOTAL RENAL CARE HOLDINGS INC
filed 1996-11-01
CIK 927066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington , D.C.  20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996 or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to  ___________________

Commission file number  1-4034
                       --------

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

                                Not Applicable
         (Former name or former address, if changed since last report)


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

                                                             Yes ( )      No ( )

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                              Outstanding at September 30, 1996

Common Stock, Par Value $.001                            25,967,029 shares

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     Index


                         Part I. Financial Information


                                                                                         Page No.
                                                                                         --------

Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1996 and
         December 31, 1995                                                                     1

         Condensed Consolidated Statements of Income for the Three Months and
         Nine Months Ended September 30, 1996 and September 30, 1995                           3

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and September 30, 1995                                       4

         Notes to Condensed Consolidated Financial Statements                                  5

Management's Discussion and Analysis of Financial Condition and Results of Operations          6


Risk Factors                                                                                   9


                               Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                     14

         Signature                                                                            15

Note:    Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                September 30, 1996 and December 31, 1995



                                                              September 30, 1996           December 31, 1995
                                                              ------------------           -----------------
                                                                 (unaudited)
ASSETS

Current Assets:

     Cash and cash equivalents..............................     $  5,440,000                 $ 30,181,000

     Accounts receivable, less allowance for
       doubtful accounts of $10,734,000 (unaudited)
       and $5,668,000, respectively.........................       95,314,000                   40,014,000

     Receivable from Tenet, a related company...............          322,000                      432,000

     Other current assets...................................       14,855,000                    4,867,000
                                                                 ------------                 ------------
                  Total current assets......................      115,931,000                   75,494,000

Property and equipment, net.................................       49,443,000                   25,505,000

Notes receivable from a related party.......................        1,851,000                    1,379,000

Investment in affiliate, at equity..........................        1,018,000                      972,000

Other long-term assets......................................          899,000                      885,000

Intangible assets, net of accumulated amortization of
  $12,152,000 (unaudited) and $7,353,000, respectively......      151,279,000                   59,763,000
                                                                 ------------                 ------------
                  Total assets..............................     $320,421,000                 $163,998,000
                                                                 ============                 ============


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 30, 1996 and December 31, 1995


                                                                  September 30, 1996             December 31, 1995
                                                                  ------------------             -----------------
                                                                     (unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Total current liabilities...................................         $ 30,677,000                  $ 20,803,000
Deferred income taxes.......................................            1,052,000                       510,000
Long term debt and other....................................           79,007,000                    56,538,000
Minority interests..........................................            5,326,000                     3,343,000

Stockholders' equity:

   Common stock, Class A voting, ($.001 par value;
       55,000,000 shares authorized; 25,967,029 (unaudited)
        and 22,308,207 issued and outstanding,
        respectively).......................................               26,000                        22,000
   Preferred stock, ($.001 par value; 5,000,000 shares
     authorized; none outstanding)..........................                 ----                          ----
   Additional paid-in capital...............................          236,433,000                   123,710,000
   Notes receivable from stockholders.......................           (2,783,000)                   (2,773,000)
   Retained earnings (deficit)..............................          (29,317,000)                  (38,155,000)
                                                                     ------------                  ------------
         Total stockholders' equity.........................          204,359,000                    82,804,000
                                                                     ------------                  ------------
                                                                     $320,421,000                  $163,998,000
  Total liabilities and stockholders' equity                         ============                  ============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (unaudited)


                                                               Three Months                Nine Months
                                                        -------------------------   -------------------------
                                                            1996        1995            1996         1995
                                                        ------------ ------------   ------------- -----------
Net operating revenues                                  $73,333,000   $37,415,000  $188,153,000  $93,508,000
Operating expenses:
  Facilities.........................................    49,474,000    23,884,000   126,121,000   60,304,000
  General and administrative.........................     4,943,000     3,107,000    13,644,000    8,307,000
  Provision for doubtful accounts....................     1,559,000       757,000     3,892,000    2,023,000
  Depreciation and amortization......................     4,231,000     1,891,000    10,263,000    4,564,000
                                                        -----------   -----------  ------------  -----------
    Total operating expenses.........................    60,207,000    29,639,000   153,920,000   75,198,000
                                                        -----------   -----------  ------------  -----------

Operating income.....................................    13,126,000     7,776,000    34,233,000   18,310,000

Interest expense.....................................    (1,719,000)   (2,813,000)   (5,869,000)  (7,534,000)
Interest income......................................       394,000        73,000     2,007,000      247,000
                                                        -----------   -----------   -----------  -----------

Income before income taxes and minority interests
  and extraordinary item.............................    11,801,000     5,036,000    30,371,000   11,023,000

Income taxes.........................................     4,386,000     1,774,000    11,537,000    3,852,000
                                                        -----------   -----------  ------------  -----------

Income before minority interests
  and extraordinary item.............................     7,415,000     3,262,000    18,834,000    7,171,000

Minority interests in income of
  consolidated subsidiaries..........................       879,000       777,000     2,296,000    1,787,000
                                                        -----------   -----------  ------------  -----------
Income before extraordinary item.....................     6,536,000     2,485,000    16,538,000    5,384,000

Extraordinary loss related to early extinguishment
  of debt, net of tax................................     7,700,000             0    7,700,000            0
                                                        -----------   -----------   -----------  ----------

Net (loss) income....................................   $(1,164,000)  $ 2,485,000  $ 8,838,000   $ 5,384,000
                                                        ===========   ===========  ===========   ===========
Earnings (loss) per common share:
Income before extraordinary item.....................   $      0.25   $      0.16  $      0.65   $      0.35
Extraordinary item...................................   $     (0.29)         ----  $     (0.30)         ----
                                                        ----------    -----------  -----------   -----------
Net (loss) income....................................   $     (0.04)  $      0.16  $      0.35   $      0.35
                                                        ===========   ===========  ===========   ============

Weighted average number of common shares
  and equivalents outstanding........................    26,661,000    15,690,000   25,409,000    15,427,000


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)



                                                                              1996                1995
                                                                           -----------         -----------
Cash flows from operating activities:

Net income.......................................................          $ 8,838,000         $ 5,384,000
     Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization............................           10,263,000           4,564,000
        Extraordinary item.......................................           12,623,000                 --
        Noncash interest.........................................            4,396,000           6,729,000
        Provision for doubtful accounts..........................            3,892,000           2,023,000
        Other....................................................          (38,039,000)         (8,808,000)
                                                                           -----------         -----------
            Total adjustments....................................           (6,865,000)          4,508,000
                                                                           -----------         -----------
                Net cash (used) provided by operating activities.            1,973,000           9,892,000
                                                                           -----------         -----------
Cash flows from investing activities:

     Purchases of property and equipment.........................          (18,118,000)         (4,699,000)
     Cash paid for acquisitions, net of cash acquired............         (120,495,000)        (31,440,000)
     Additions to intangible assets..............................           (2,880,000)         (1,347,000)
     Issuance of long-term note receivable.......................             (472,000)         (2,726,000)
     Other.......................................................              746,000             517,000
                                                                           -----------         -----------
                Net cash used by investing activities............         (141,219,000)        (39,695,000)
                                                                           -----------         -----------

Cash flows from financing activities:

     Borrowings from bank credit facility........................           84,335,000          28,050,000
     Payments on bank credit facility............................          (51,000,000)         (4,000,000)
     Net proceeds from sale of common stock......................          110,079,000           2,900,000
     Cash paid to retire bonds...................................          (28,499,000)                --
     Distributions to minority interests.........................           (1,488,000)         (1,453,000)
     Other.......................................................            1,078,000             173,000
                                                                           -----------         -----------
                Net cash provided by financing activities........          114,505,000          25,670,000
                                                                           -----------         -----------
Net increase (decrease) in cash..................................          (24,741,000)         (4,133,000)

Cash at beginning of period......................................           30,181,000           6,932,000
                                                                           -----------         -----------

Cash at end of period............................................          $ 5,440,000         $ 2,799,000
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

3. During the period of October 1, 1994 to November 2, 1995 the Company issued approximately 2,190,000 shares of Common Stock and options at prices significantly below the offering price of the Common Stock in the Company's initial public offering. Such shares and common stock equivalents have been included in the number of shares outstanding from June 1, 1994, (including the quarter and nine months ended September 30, 1995) until November 2, 1995 using the Treasury Stock method using the actual offering price of $15.50 per share.

4. Effective March 1, 1996, the Company purchased substantially all of the assets and assumed certain specified liabilities of the Nephrology Services Business of Caremark International, Inc. (the "Caremark Acquisition") and two centers located in South Carolina for each consideration of $49 million and $8.2 million, respectively.

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

     During the period January 1, 1996 through June 30, 1996, the Company also purchased selected net assets of an existing dialysis company for $6.4 million and two existing dialysis companies for $2.6 million and contributed those assets during the formation of three unrelated general partnerships. Aggregate goodwill associated with these transactions was $7.3 million.

     The Company entered into two management agreements with two additional unaffiliated centers, one in each of the quarters ended June 30, 1996 and March 31, 1996, respectively.

     During the quarter ended September 30, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of eleven centers for total consideration of $43.9 million consisting of cash of $42.1 million and common stock valued at $1.8 million. Goodwill of $33.7 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

     The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the nine months ended September 30, are as follows:

                                                               1995     1996
                                                             -------- --------
     Pro forma net operating revenues....................... $180,978 $232,902
                                                             ======== ========
     Pro forma net income................................... $  1,965 $  6,548
                                                             ======== ========
     Pro forma earnings per share........................... $   0.13 $   0.26
                                                             ======== ========

5. On April 3, 1996, the Company completed an equity offering of 8,050,000 shares of common stock, 3,500,000 of which were sold for the Company's account and 4,550,000 of which were sold by certain of the Company's stockholders. The net proceeds to the Company of $110.1 million were used to repay borrowings incurred under the Company's senior credit facility in connection with the Caremark Acquisition or were invested in short-term, investment grade instruments to be used for future acquisitions, de novo developments, routine capital expenditures, and other general corporate purposes.

6. Effective October 17, 1996, the Company refinanced its prior bank credit facility with the senior credit facility which permits borrowings of up to $400,000,000 (the "Senior Credit Facility"). Under the Senior Credit Facility, up to $50,000,000 may be used in connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. In general, borrowings under the Senior Credit Facility bear interest at one of two floating rates selected by the
Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); and (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.25% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed, the Alternate Base Rate. Maximum borrowings under the Senior Credit Facility will be reduced by $50,000,000 on September 30, 2000, $75,000,000 on September 30, 2001, and another $75,000,000 on September 30,
2002, and the Senior Credit Facility terminates on September 30, 2003. The Senior Credit Facility contains financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

7. In July and September 1996, the Company irrevocably purchased and subsequently retired its remaining outstanding Discount Notes for $68.4 million, including consent payments of $1.1 million. Including the writedown of related bond issuance costs of $1.9 million, and $474,000 in related transaction costs, the Company recognized an extraordinary loss, net of taxes, of approximately $7.7 million in the quarter ending September 30, 1996.

8. Subsequent to September 30, 1996, the Company completed acquisitions of or entered into letters of intent to acquire nine facilities for consideration of approximately $35.9 million, which will primarily be funded by borrowings under the Senior Credit Facility. In addition, the Company has agreed to purchase the minority interest in one of its existing centers.

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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995.

     Net Operating Revenues. Net operating revenues for the three months ended September 30, 1996 (third quarter) increased $35,918,000 to $73,333,000 from $37,415,000 for the three months ended September 30, 1995 representing a 96.0% increase. Of this increase, $34,742,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment, $232.38 in the third quarter of 1996 compared to $228.65 in the third quarter of 1995, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to the addition of the Company's ESRD laboratory, increased ancillary utilization primarily in the administration of EPO, an overall increase in average reimbursement rates, and the opening of an IV and oral pharmaceutical program and an access management program.

     Facility Operating Expenses. Facility operating expenses increased $25,590,000 to $49,474,000 in the third quarter of 1996 from $23,884,000 in the third quarter of 1995. As a percentage of net operating revenues, facility operating expenses increased to 67.5% in the third quarter of 1996 from 63.8% in the third quarter of 1995 due to the significant amount of recent acquisitions and de novo development activity with an operating expense structure that is initially higher due to integration costs incurred in the first few months of operations coupled with a lower base of revenue generated until the Company's ancillary programs are added, leading to an overall lower operating margin.

     General and Administrative Expenses. General and administrative expenses increased $1,836,000 to $4,943,000 in the third quarter of 1996 from $3,107,000 in the third quarter of 1995. As a percentage of net operating revenues, general and administrative expenses declined to 6.7% in the third quarter of 1996 from 8.3% in the first nine months of 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased $802,000 to $1,559,000 in the third quarter of 1996 from $757,000 in the third quarter of 1995. As a percentage of net operating revenues, the provision for doubtful accounts increased slightly to 2.1% in the third quarter of 1996 from 2.0% in the third quarter of 1995. As a result of the recent acquisitions, the percentage of accounts receivable has increased as the change in ownership process, which can take approximately 30-90 days to occur, must be completed on newly acquired facilities before any billing can be submitted or paid.

     Depreciation and Amortization. Depreciation and amortization increased $2,340,000 to $4,231,000 in the third quarter of 1996 from $1,891,000 in the third quarter of 1995. As a percentage of net operating revenues, depreciation and amortization increased to 5.8% in the third quarter of 1996 from 5.1% in the third quarter of 1995. The increase was attributable to goodwill, other intangibles and fixed assets recorded through acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

     Operating Income. Operating income increased $5,350,000 to $13,126,000 in the first nine months of 1996 from $7,776,000 in the third quarter of 1995. As a percentage of net operating revenues, operating income decreased to 17.9% in the third quarter of 1996 from 20.1% in the first nine months of 1995. This decrease in operating income is primarily due to an increase in facility operating costs as a percentage of net operating revenue as discussed above.

     Interest Expense. Interest expense, net of interest income, decreased $1,415,000 to $1,325,000 in the third quarter of 1996 from $2,740,000 in the third quarter of 1995. As a percentage of net operating revenues, interest expense, net of interest income, decreased to 1.8% in the third quarter of 1996 from 7.3% in the third quarter of 1995. Cash interest expense during the third quarter of 1996 was $551,000 and non-cash interest during the same period was $1,168,000 versus $504,000 and $2,309,000 in the third quarter of 1995, respectively. The decrease in the third quarter of 1996 non-cash interest expense was due primarily to the redemption of 35% of the accreted value of the Company's Discount Notes in December 1995 and the additional repurchase of 27.4 million, at maturity, in July 1996. The increase in cash interest expense was due primarily to borrowings made under the Company's Senior Credit Facility to fund the Company's acquisitions and to repurchase additional Discount Notes during the third quarter of 1996. The increase in interest income was due to investments of excess cash generated from the Company's initial public offering and secondary equity offering placed in short-term high-grade instruments.

     Provisions for Income Taxes. Provision for income taxes increased $2,612,000 to $4,386,000 in the third quarter of 1996 from $1,774,000 in the third quarter of 1995. As a percentage of net operating revenues, provision for income taxes increased to 6.0% in the third quarter of 1996 from 4.7% in the third quarter of 1995 and the effective tax rate decreased to 40.2% from 41.7% over the same period. The increase as a percentage of net operating revenues was primarily due to the increased profitability of the Company in the first nine months of 1996 versus the same period in the prior year.

     Minority Interest. Minority interests increased $102,000 to $879,000 in the third quarter of 1996 from $777,000 in the first nine months of 1995. As a percentage of net operating revenues, minority interest decreased to 1.2% in the third quarter of 1996 from 2.1% in the first nine months of 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

     Extraordinary Loss. In July and September 1996 the Company retired all outstanding Discount Notes for an aggregate payment of $68.4 million (including consent payments of $1.1 million). The debt retirement resulted in an extraordinary loss, net of tax, of $7.7 million during the third quarter of 1996.

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net Operating Revenues. Net operating revenues for the nine months ended September 30, 1996 increased $94,645,000 to $188,153,000 from $93,508,000 for the nine months ended September 30, 1995 representing a 101.2% increase. Of this increase, $84,665,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment, $233.07 in the first nine months of 1996 compared to $220.71 in the first nine months of 1995, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to the addition of the Company's ESRD laboratory, increased ancillary utilization primarily in the administration of EPO, an overall increase in average reimbursement rates, and the opening of an IV and oral pharmaceutical program and an access management program.

     Facility Operating Expenses. Facility operating expenses increased $65,817,000 to $126,121,000 in the first nine months of 1996 from $60,304,000 in the first nine months of 1995. As a percentage of net operating revenues, facility operating expenses increased to 67.0% in the first nine months of 1996 from 64.5% in the first nine months of 1995 due to the significant amount of recent acquisitions and de novo development activity with an operating expense structure that is initially higher due to integration costs incurred in the first few months of operations coupled with a lower base of revenue generated until the Company's ancillary programs are added, leading to an overall lower operating margin.

     General and Administrative Expenses. General and administrative expenses increased $5,337,000 to $13,644,000 in the first nine months of 1996 from $8,307,000 in the first nine months of 1995. As a percentage of net operating revenues, general and administrative expenses declined to 7.3% in the first nine months of 1996 from 8.9% in the first nine months of 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased $1,869,000 to $3,892,000 in the first nine months of 1996 from $2,023,000 in the first nine months of 1995. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.0% in the first nine months of 1996 from 2.1% in the first nine months of 1995. Due to the significant acquisition activity since the first nine months of 1995, the percentage of accounts receivable, for which the Company provision methodology will be applied, in the more recent aging categories has increased, causing a corresponding decrease in the provision as a percentage of revenues.

     Depreciation and Amortization. Depreciation and amortization increased $5,699,000 to $10,263,000 in the first nine months of 1996 from $4,564,000 in the first nine months of 1995. As a percentage of net operating revenues, depreciation and amortization increased to 5.5% in the first nine months of 1996 from 4.9% in the first nine months of 1995. The increase was attributable to goodwill, other intangibles and fixed assets recorded through acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

     Operating Income. Operating income increased $15,923,000 to $34,233,000 in the first nine months of 1996 from $18,310,000 in the first nine months of 1995. As a percentage of net operating revenues, operating income decreased to 18.2% in the first nine months of 1996 from 19.6% in the first nine months of 1995. This decrease in operating income is primarily due to an increase in depreciation and amortization as a percentage of net operating revenue.

     Interest Expense. Interest expense, net of interest income, decreased $3,425,000 to $3,862,000 in the first nine months of 1996 from $7,287,000 in the first nine months of 1995. As a percentage of net operating revenues, interest expense, net of interest income, decreased to 2.1% in the first nine months of 1996 from 7.8% in the first nine months of 1995. Cash interest expense during the first nine months of 1996 was $1,473,000 and non-cash interest during the same period was $4,396,000 versus $805,000 and $6,729,000 in the first nine months of 1995, respectively. The decrease in the first nine months of 1996 non-cash interest expense was due primarily to the redemption of 35% of the accreted value of the Company's Discount Notes in December 1995. The increase in cash interest expense was due primarily to borrowings made under the Company's Senior Credit Facility to fund the Company's acquisitions and to repurchase additional Discount Notes during the first nine months of 1996. The increase in interest income was due to investments of excess cash generated from the Company's initial public offering and secondary equity offering placed in short-term high-grade instruments.

     Provisions for Income Taxes. Provision for income taxes increased $7,685,000 to $11,537,000 in the first nine months of 1996 from $3,852,000 in the first nine months of 1995. As a percentage of net operating revenues, provision for income taxes increased to 6.1% in the first nine months of 1996 from 4.1% in the first nine months of 1995 and the effective tax rate decreased to 41.1% from 41.7% over the same period. The increase as a percentage of net operating revenues was primarily due to the increased profitability of the Company in the first nine months of 1996 versus the same period in the prior year.

     Minority Interest. Minority interests increased $509,000 to $2,296,000 in the first nine months of 1996 from $1,787,000 in the first nine months of 1995. As a percentage of net operating revenues, minority interest decreased to 1.2% in the first nine months of 1996 from 1.9% in the first nine months of 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

     Extraordinary Loss. In July and September 1996 the Company retired all outstanding Discount Notes for an aggregate payment of $68.4 million (including consent payments of $1.1 million). The debt retirement resulted in an extraordinary loss, net of tax, of $7.7 million during the third quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities was $1,973,000 for the first nine months of 1996. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization, non-cash interest, and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, in the first nine months of 1996. Net cash used in investing activities was $141,219,000 for the first nine months of 1996. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $114,505,000, of which the primary source of financing were $110,079,000 net proceeds from sale of common stock and $33,335,000 net borrowings on bank credit facility. The remaining cash required for other acquisitions, de novo developments and working capital needs were funded by the Company's available cash. As a result, cash increased by $24,741,000 in the first nine months of 1996.

     In July 1996, the Company repurchased $27.4 million of the outstanding Discount Notes for $28.4 million. In September 1996, the Company completed a tender offer for its Discount Notes pursuant to which it purchased all outstanding Discount Notes, with a principal amount of $37.6 million at maturity, for $38.9 million and made aggregate consent payments of $1.1 million. The repurchase and tender offer resulted in an extraordinary loss, net of tax, of $7.7 million during the third quarter of 1996.

     Effective October 17, 1996, the Company refinanced its prior bank credit facility with the Senior Credit Facility, which permits borrowings of up to $400,000,000. Under the Senior Credit Facility, up to $50,000,000 may be used in connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. In general, borrowings under the Senior Credit Facility bear interest at one of two floating rates selected by the Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); and (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.25% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed, the Alternate Base Rate. Maximum borrowings under the Senior Credit Facility will be reduced by $50,000,000 on September 30, 2000, $75,000,000 on September 30, 2001, and another $75,000,000 on September 30, 2002, and the Senior Credit Facility terminates on September 30, 2003. The Senior Credit Facility contains financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

     As of September 30, 1996, the Company had working capital of $85,254,000, including cash of $5,440,000. In October 1996, the Company commenced a public offering which is anticipated to close in November. Net proceeds to the Company from this offering are approximately $18.2 million.

     The Company anticipates that its aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities after September 30, 1996 through December 31, 1996 will be approximately $6.8 million.

     The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $700,000 for initial construction and equipment and $200,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a development facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future developed facilities. The Company is currently developing eight new facilities.

     During the period January 1, 1996 through September 30, 1996, the Company paid approximately $128.4 million in consideration for acquisitions, including approximately $49.0 million for the Caremark Acquisition. From October 1, 1996 to October 30, 1996, the Company completed acquisitions of 3 facilities for consideration of $17.5 million of which $4.7 million was paid in cash, the remainder in the issuance of a letter of credit under its Senior Credit Facility to secure a subsequent cash payment to be made in the first half of 1997. The Company has signed letters of intent in which it has agreed to purchase six centers servicing approximately 300 patients and has agreed to purchase the minority interest at one of its existing centers.

     The Company believes that the net proceeds from its October 1996 equity offering, borrowings under the Senior Credit Facility, cash generated from operations and other current sources of financing will be sufficient to meet the Company's need for capital for the foreseeable future, including working capital, purchases of additional property and equipment for the operation of its existing facilities, and interest on the Senior Credit Facility. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities. There can be no assurance that additional financing and capital, if and when required, will be available on terms acceptable to the Company or at all.

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

DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT

          The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by the Health Care Financing Administration ("HCFA") for dialysis treatments. Since 1972, qualified patients suffering from chronic kidney failure, also known as end stage renal disease ("ESRD") have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 62% of its net patient revenues during its fiscal year ended May 31, 1995, approximately 60% during the seven months ended December 31, 1995 and 60% during the nine months ended September 30, 1996 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

          Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of erythropoietin ("EPO"). EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $18.2 million, or 18% of net operating revenues, in its fiscal year ended May 31, 1995 and were $18.0 million, or 20% of net operating revenues, during the seven months ended December 31, 1995 and $37.3 million, or 20% of net operating revenues during the nine months ended September 30, 1996. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations.

          The Company provides certain of its patients with intradialytic parenteral nutrition ("IDPN"), a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. The Company has historically been reimbursed by the Medicare program for the administration of IDPN therapy. Beginning in 1993, HCFA designated four durable medical equipment regional carriers ("DMERCs") to process reimbursement claims for IDPN therapy. The DMERCs established new, more stringent medical policies for reimbursement of IDPN therapy which were adopted by HCFA in April 1996, and many dialysis providers' claims have been denied or delayed. Where appropriate, the Company has appealed and continues to appeal such denials. The final outcome of some appeals and the anticipated review is uncertain. The Company's allowance for doubtful accounts reflects a reserve that the Company believes is adequate against the possibility of an adverse outcome. The Company has continued to provide IDPN therapy only to a select number of its patients whom the Company believes meet the most stringent guidelines. Although the Company fully expects to be paid on outstanding claims, there can be no certainty to that effect.

          All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 8% of its net patient revenues during the fiscal year ended May 31, 1995, 7% of its net operating revenues during the seven months ended December 31, 1995 and 6% of its net operating revenues during the nine month period ended September 30, 1996 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

          Approximately 30% of the Company's net patient revenues during the fiscal year ended May 31, 1995, 33% during the seven month period ended December 31, 1995 and 34% during the nine month period ended September 30, 1996 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

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

          The Omnibus Budget Reconciliation Act of 1989 includes certain provisions ("Stark I") that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." In August 1995, HCFA published regulations interpreting Stark I. The regulations specifically provide that services furnished in an ESRD facility that are included in the composite billing rate are excluded from the coverage of Stark I. The Company believes that the language and legislative history of Stark I indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition; however, laboratory services not included in the Medicare composite rate could be included within the coverage of Stark I. Violations of Stark I are punishable by civil penalties which may include exclusion or suspension of a provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions, it is possible that the Company's practices might be challenged under this law. A broad interpretation of Stark I would apply to the Company's competitors as well.

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

          A California statute that became effective January 1, 1995 makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company currently operates centers in California, which accounted for a significant percentage of net operating revenues for the fiscal year ended May 31, 1995 and the seven months ended December 31, 1995. Although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. If the California statute were so interpreted, the Company would be required to restructure some or all of its relationships with referring physicians who serve as Medical Directors of the Company's facilities and with the physicians who hold minority interests in certain of the Company's facilities.

          At present, ESRD patients eligible for California's Medicaid program, MediCal, are reimbursed for their transportation costs relating to ESRD treatments. From time to time, the Company pays Medicare supplemental insurance premiums for patients with a financial need. If this practice is deemed to violate applicable federal or state law, the Company may be forced to halt this practice and the Company cannot predict the effect the foregoing would have on the desire of such patients to use the Company's services.

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

RISKS INHERENT IN GROWTH STRATEGY

          Following the August 1994 Transaction, the Company began an aggressive growth strategy. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, the operations of acquired companies and identifying suitable locations for additional facilities. The Company's growth is expected to place significant demands on the Company's financial and management resources. In recent years, acquisition prices and competition for facilities has increased. To the extent the Company is unable to acquire or develop facilities in a cost-effective manner, its ability to expand its business and enhance results of operations would be adversely affected. In addition, although the Company believes it has a demonstrable track record of integrating the operations of acquired companies with its historic operations, the process for integrating acquired operations, particularly for newly acquired regional clusters, presents a significant challenge to the Company's management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that the Company will be able to continue its growth strategy or that this strategy will ultimately prove successful. A failure to successfully continue its growth strategy could have an adverse effect on the Company's results of operations.

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

DEPENDENCE ON KEY PERSONNEL

          The Company is dependent upon the services and management experience of the Company's executive officers, and accordingly has entered into employment agreements with, and provided a variety of equity incentives to, each of these executives. The Company's continued growth depends upon its ability to attract and retain skilled employees, in particular highly skilled nurses, for whom competition is intense. The Company believes that its future success will also be significantly dependent on its ability to attract and retain qualified physicians to serve as Medical Directors of its dialysis facilities. The Company does not carry key-man life insurance on any of its officers.

DEPENDENCE ON PHYSICIAN REFERRALS

          The Company's facilities are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect the Company's overall operations. Referring physicians own minority interests in 21 of the Company's dialysis facilities. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "Risk Factors--Operations Subject to Government Regulation."

                          PART II.  OTHER INFORMATION

ITEMS 1,2,3,4 AND 5 ARE NOT APPLICABLE.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10. Credit Agreement by and among Total Renal Care Holdings, Inc., the lenders party thereto, BNY Capital Markets, Inc. Donaldson Lufkin & Jenrette Securities Corporation as Arrangers, DLJ Capital Funding, Inc. as Documentation Agent and The Bank of New York as Administrative Agent, dated as of October 11, 1996 (the "Credit Agreement"). The Credit Agreement was filed as Exhibit
               99.2 to the Company's Current Report on Form 8-K dated October 18, 1996 and is incorporated herein by reference.

         11. Computation of per share earnings for the three months and nine months ended September 30, 1996 and September 30, 1995.

         27.   Financial Data Schedule.

(b)   Reports on Form 8-K

         (i) August 29, 1996 Item 5. Other Events. Covers second quarter earnings press release and announcement of tender offer for outstanding Discount Notes.

         (ii)   October 18, 1996
                Item 5. Other Events. Covers the Credit Agreement and the financial statments listed in Item 7 below.
                Item 7. Financial Statements and Exhibits.

                BURBANK DIALYSIS GROUP, INC.
                Report of Independent Accountants of Price Waterhouse LLP Balance Sheet
                Statement of Operations and Retained Earnings (Deficit) Statement of Cash Flows
                Notes to Financial Statements

                PASADENA DIALYSIS CENTER, INC.
                Report of Independent Accountants of Price Waterhouse LLP Balance Sheet
                Statement of Operations and Retained Earnings
                Statement of Cash Flows
                Notes to Financial Statements

                PIEDMONT DIALYSIS, INC.; PERALTA RENAL CENTER
                Report of Independent Accountants of Price Waterhouse LLP Combined Balance Sheet
                Combined Statement of Income and Retained Earnings Combined Statement of Cash Flows
                Notes to Combined Financial Statements

                HOUSTON KIDNEY CENTER; NORTHWEST KIDNEY CENTER, LLP; NORTH
                  HOUSTON KIDNEY CENTER, LLP; HOUSTON KIDNEY CENTER-- SOUTHEAST, LLP
                Report of Independent Accountants of Price Waterhouse LLP Combined Balance Sheet
                Combined Statement of Income and Partners' Equity
                Combined Statement of Cash Flows
                Notes to Combined Financial Statements

                BERTHA SIRK DIALYSIS CENTER, INC.; GREENSPRING DIALYSIS CENTER, INC.
                Report of Independent Accountants of Price Waterhouse LLP Combined Balance Sheet
                Combined Statement of Income and Retained Earnings
                Combined Statement of Cash Flows
                Notes to Combined Financial Statements

                UNAUDITED PRO FORMA FINANCIAL INFORMATION
                Unaudited Pro Forma Combined Balance Sheet
                Notes to Unaudited Pro Forma Combined Balance Sheet Unaudited Pro Forma Combined Statements of Income
                Notes to Unaudited Pro Forma Combined Statements of Income

          (iii) October 25, 1996
                Item 5. Other Events. Covers third quarter earnings press release.
                Item 7. Financial Statements and Exhibits.

          (iv)  October 30, 1996
                Item 5. Other Events. Covers unaudited pro forma financial statements listed in Item 7 below.
                Item 7. Financial Statements and Exhibits.
                Unaudited Pro Forma Combined Balance Sheet
                Notes to Unaudited Pro Forma Combined Balance Sheet Unaudited Pro Forma Combined Statements of Income
                Notes to Unaudited Pro Forma Combined Statements of Income

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

Date: November 1, 1996


John E. King is signing in the dual capacities as i) Chief Financial Officer, and ii) a duly authorized officer of the Company.