Form 10-Q/A
period 1996-09-30
TOTAL RENAL CARE HOLDINGS INC
filed 1996-11-04
CIK 927066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington , D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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
            (Exact name of registrant as specified in its charter)
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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

            Class                              Outstanding at October 31, 1996

Common Stock, Par Value $0.001                        25,968,029 shares

                        TOTAL RENAL CARE HOLDINGS, INC.


Purpose of Amendment:

     This Quarterly Report on Form 10-Q/A is being filed to amend entirely and to restate the Registrant's Quarterly Report on Form 10-Q that was filed on November 1, 1996. Such Form 10-Q was filed inadvertently due to filing agent error prior to completion and final revisions.


                                     Index


                         Part I. Financial Information


                                                                                         Page No.
                                                                                         --------

Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1996 and
         December 31, 1995                                                                     1

         Condensed Consolidated Statements of Income for the Three Months and
         Nine Months Ended September 30, 1996 and September 30, 1995                           3

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and September 30, 1995                                       4

         Notes to Condensed Consolidated Financial Statements                                  5

Management's Discussion and Analysis of Financial Condition and Results of Operations          6

Liquidity and Capital Resources                                                                8

Risk Factors                                                                                   9


                               Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                     14

         Signature                                                                            15

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

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 30, 1996 and December 31, 1995


                                                                  September 30, 1996             December 31, 1995
                                                                  ------------------             -----------------
                                                                     (unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Total current liabilities...................................         $ 30,677,000                  $ 20,803,000
Deferred income taxes.......................................            1,052,000                       510,000
Long term debt and other....................................           79,007,000                    56,538,000
Minority interests..........................................            5,326,000                     3,343,000

Stockholders' equity:

   Common stock, voting, ($0.001 par value; 55,000,000
        shares authorized; 25,967,029 (unaudited) and
        22,308,207 issued and outstanding, respectively)....               26,000                        22,000
   Preferred stock, ($0.001 par value; 5,000,000 shares
     authorized; none outstanding)..........................                 ----                          ----
   Additional paid-in capital...............................          236,433,000                   123,710,000
   Notes receivable from stockholders.......................           (2,783,000)                   (2,773,000)
   Retained earnings (deficit)..............................          (29,317,000)                  (38,155,000)
                                                                     ------------                  ------------
         Total stockholders' equity.........................          204,359,000                    82,804,000
                                                                     ------------                  ------------
                                                                     $320,421,000                  $163,998,000
  Total liabilities and stockholders' equity                         ============                  ============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (unaudited)


                                                               Three Months               Nine Months
                                                        -------------------------  -------------------------
                                                            1996         1995           1996         1995
                                                        -----------   -----------  ------------  -----------
Net operating revenues                                  $73,333,000   $37,415,000  $188,153,000  $93,508,000
Operating expenses:
  Facilities.........................................    49,474,000    23,884,000   126,121,000   60,304,000
  General and administrative.........................     4,943,000     3,107,000    13,644,000    8,307,000
  Provision for doubtful accounts....................     1,559,000       757,000     3,892,000    2,023,000
  Depreciation and amortization......................     4,231,000     1,891,000    10,263,000    4,564,000
                                                        -----------   -----------  ------------  -----------
    Total operating expenses.........................    60,207,000    29,639,000   153,920,000   75,198,000
                                                        -----------   -----------  ------------  -----------

Operating income.....................................    13,126,000     7,776,000    34,233,000   18,310,000

Interest expense.....................................    (1,719,000)   (2,813,000)   (5,869,000)  (7,534,000)
Interest income......................................       394,000        73,000     2,007,000      247,000
                                                        -----------   -----------  ------------  -----------

Income before income taxes and minority interests
  and extraordinary item.............................    11,801,000     5,036,000    30,371,000   11,023,000

Income taxes.........................................     4,386,000     1,774,000    11,537,000    3,852,000
                                                        -----------   -----------  ------------  -----------

Income before minority interests
  and extraordinary item.............................     7,415,000     3,262,000    18,834,000    7,171,000

Minority interests in income of
  consolidated subsidiaries..........................       879,000       777,000     2,296,000    1,787,000
                                                        -----------   -----------  ------------  -----------
Income before extraordinary item.....................     6,536,000     2,485,000    16,538,000    5,384,000

Extraordinary loss related to early extinguishment
  of debt, net of tax................................     7,700,000             0     7,700,000            0
                                                        -----------   -----------  ------------  -----------

Net (loss) income....................................   $(1,164,000)  $ 2,485,000  $  8,838,000  $ 5,384,000
                                                        ===========   ===========  ============  ===========
Earnings (loss) per common share:
Income before extraordinary item.....................   $      0.25   $      0.16  $       0.65  $      0.35
Extraordinary item...................................   $     (0.29)         ----  $      (0.30)        ----
                                                        -----------   -----------  ------------  -----------
Net (loss) income....................................   $     (0.04)  $      0.16  $       0.35  $      0.35
                                                        ===========   ===========  ============  ===========

Weighted average number of common shares
  and equivalents outstanding........................    26,661,000    15,690,000    25,409,000   15,427,000


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

2. During the period of October 1, 1994 to November 2, 1995 the Company issued approximately 2,190,000 shares of its common stock, par value $0.001 (the "Common Stock") and options at prices significantly below the offering price of the Common Stock in the Company's initial public offering. Such shares and common stock equivalents have been included in the number of shares outstanding from June 1, 1994, (including the quarter and nine months ended September 30, 1995) until November 2, 1995 using the Treasury Stock method using the actual offering price of $15.50 per share.

3. On November 3, 1995, the Company completed an equity offering of 6.9 million shares of its Common Stock. In connection with this offering the Company's directors redesignated the Class A Common Stock as "Common Stock," authorized an increase in the number of shares of Common Stock to 55,000,000, par value $0.001, authorized 5,000,000 new shares of preferred stock, par value $0.001, and approved a three-into-two reverse stock split of the Company's Class A and Class B Common Stock. Additionally, as of December 4, 1995, all Class B Common Stock was converted to "Common Stock." All information in these condensed consolidated financial statements pertaining to shares of Common Stock and per share amounts have been adjusted to give retroactive effect to these actions.

4. Effective March 1, 1996, the Company purchased substantially all of the assets and assumed certain specified liabilities of the Nephrology Services Business of Caremark International, Inc. (the "Caremark Acquisition") and two centers located in South Carolina for cash consideration of $49.0 million and $8.2 million, respectively.

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

     During the quarter ended September 30, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of 11 centers for total consideration of $43.9 million consisting of cash of $42.1 million and common stock valued at $1.8 million. Goodwill of $33.7 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

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
                                                             ======== ========

5. On April 3, 1996, the Company completed an equity offering of 8,050,000 shares of Common Stock, 3,500,000 of which were sold for the Company's account and 4,550,000 of which were sold by certain of the Company's stockholders. The net proceeds to the Company of $110.0 million were used to repay borrowings incurred under the Company's senior credit facility in connection with the Caremark Acquisition or were invested in short-term, investment grade instruments to be used for future acquisitions, de novo developments, working capital and other general corporate purposes.

6. In July and September 1996, the Company irrevocably purchased and subsequently retired its remaining outstanding Discount Notes for $68.4 million, including consent payments of $1.1 million. Including the writedown of related bond issuance costs of $1.9 million, and $474,000 in related transaction costs, the Company recognized an extraordinary loss, net of taxes, of approximately $7.7 million in the quarter ending September 30, 1996.

7. Subsequent to September 30, 1996, the Company completed acquisitions of or entered into letters of intent to acquire nine facilities for consideration of approximately $29.7 million, which will primarily be funded by borrowings under the Senior Credit Facility (as defined below). In addition, the Company has agreed to purchase the minority interest in one of its existing centers.

8. Effective October 17, 1996, the Company refinanced its prior bank credit facility with the senior credit facility which permits borrowings of up to $400.0 million (the "Senior Credit Facility"). Under the Senior Credit Facility, up to $50.0 million may be used in connection with letters of credit, and up to $15.0 million in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. In general, borrowings under the Senior Credit Facility bear interest at one of two floating rates selected by the Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); and (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.25% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed upon, the Alternate Base Rate. Maximum borrowings under the Senior Credit Facility will be reduced by $50.0 million on September 30, 2000, $75.0 million on September 30, 2001, and another $75.0 million on September 30, 2002, and the Senior Credit Facility terminates on September 30, 2003. The Senior Credit Facility contains financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

9. In October 1996, the Company commenced a public equity offering of 2,500,000 shares of Common Stock, 500,000 of which were sold for the Company's account and 2,000,000 of which were sold by certain of the Company's stockholders. The net proceeds to the Company of $18.2 million will be used for acquisitions, de novo developments, working capital and other corporate purposes. Pending such uses, the Company may use such proceeds to reduce the amount under the revolving portion of the Company's Senior Credit Facility.

                        TOTAL RENAL CARE HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in the Company's various Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995.

     Net Operating Revenues. Net operating revenues for the three months ended September 30, 1996 (third quarter) increased $35,918,000 to $73,333,000 from $37,415,000 for the three months ended September 30, 1995 representing a 96.0% increase. Of this increase, $34,742,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remainder was due to an increase in net operating revenues per treatment, $232.38 in the third quarter of 1996 compared to $228.65 in the third quarter of 1995, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to increased utilization of the Company's ESRD laboratory, increased ancillary utilization primarily in the administration of EPO, an overall increase in average reimbursement rates, increased utilization of an IV and oral pharmaceutical program and the start of an access management program.

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

     General and Administrative Expenses. General and administrative expenses increased $1,836,000 to $4,943,000 in the third quarter of 1996 from $3,107,000 in the third quarter of 1995. As a percentage of net operating revenues, general and administrative expenses declined to 6.7% in the third quarter of 1996 from 8.3% in the third quarter of 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased $802,000 to $1,559,000 in the third quarter of 1996 from $757,000 in the third quarter of 1995. As a percentage of net operating revenues, the provision for doubtful accounts increased slightly to 2.1% in the third quarter of 1996 from 2.0% in the third quarter of 1995. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. As a result of the recent acquisitions, the allowance for doubtful accounts as a percentage of accounts receivable has decreased as the change in ownership process, which can take approximately 30-180 days to occur, must be completed on newly acquired facilities before any governmental billing can be submitted or paid.

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

     Operating Income. Operating income increased $5,350,000 to $13,126,000 in the third quarter of 1996 from $7,776,000 in the third quarter of 1995. As a percentage of net operating revenues, operating income decreased to 17.9% in the third quarter of 1996 from 20.8% in the third quarter of 1995. This decrease in operating income is primarily due to an increase in facility operating costs and depreciation and amortization partially offset by a decrease in general and administrative expenses as a percentage of net operating revenue as discussed above.

     Interest Expense. Interest expense, net of interest income, decreased $1,415,000 to $1,325,000 in the third quarter of 1996 from $2,740,000 in the third quarter of 1995. As a percentage of net operating revenues, interest expense, net of interest income, decreased to 1.8% in the third quarter of 1996 from 7.3% in the third quarter of 1995. Cash interest expense during the third quarter of 1996 was $551,000 and non-cash interest during the same period was $1,168,000 versus $504,000 and $2,309,000 in the third quarter of 1995, respectively. The decrease in the third quarter of 1996 non-cash interest expense was due primarily to the redemption of 35.0% of the accreted value of the Company's Discount Notes in December 1995 and the additional repurchase of $27.4 million, at maturity, in July 1996. The increase in cash interest expense was due primarily to borrowings made under the Company's Senior Credit Facility to fund the Company's acquisitions and to repurchase additional Discount Notes during the third quarter of 1996. The increase in interest income was due to investments of excess cash generated from the Company's secondary equity offering placed in short-term high-grade instruments.

     Provision for Income Taxes. Provision for income taxes increased $2,612,000 to $4,386,000 in the third quarter of 1996 from $1,774,000 in the third quarter of 1995. As a percentage of net operating revenues, provision for income taxes increased to 6.0% in the third quarter of 1996 from 4.7% in the third quarter of 1995 and the effective tax rate decreased to 40.2% from 41.7% over the same period. The increase as a percentage of net operating revenues was primarily due to the increased profitability of the Company in the third quarter of 1996 versus the same period in the prior year. The change in the effective tax rate was primarily influenced by the mix of taxable income by state and was largely due to the relative change in state taxable income and state taxable expense associated with the mix of operations, including the effect of separate filing requirements for certain states.

     Minority Interest. Minority interest increased $102,000 to $879,000 in the third quarter of 1996 from $777,000 in the third quarter of 1995. As a percentage of net operating revenues, minority interest decreased to 1.2% in the third quarter of 1996 from 2.1% in the third quarter of 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

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

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net Operating Revenues. Net operating revenues for the nine months ended September 30, 1996 increased $94,645,000 to $188,153,000 from $93,508,000 for the nine months ended September 30, 1995 representing a 101.2% increase. Of this increase, $84,665,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remainder was due to an increase in net operating revenues per treatment, $233.07 in the first nine months of 1996 compared to $220.71 in the first nine months of 1995, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to the addition of the Company's ESRD laboratory, increased ancillary utilization primarily in the administration of EPO, an overall increase in average reimbursement rates and the opening of an IV and oral pharmaceutical program and an access management program.

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

     Operating Income. Operating income increased $15,923,000 to $34,233,000 in the first nine months of 1996 from $18,310,000 in the first nine months of 1995. As a percentage of net operating revenues, operating income decreased to 18.2% in the first nine months of 1996 from 19.6% in the first nine months of 1995. This decrease in operating income is primarily due to an increase in facility operating costs and depreciation and amortization partially offset by a decrease in general and administrative expenses as a percentage of net operating revenue as discussed above.

     Interest Expense. Interest expense, net of interest income, decreased $3,425,000 to $3,862,000 in the first nine months of 1996 from $7,287,000 in the first nine months of 1995. As a percentage of net operating revenues, interest expense, net of interest income, decreased to 2.1% in the first nine months of 1996 from 7.8% in the first nine months of 1995. Cash interest expense during the first nine months of 1996 was $1,473,000 and non-cash interest during the same period was $4,396,000 versus $805,000 and $6,729,000 in the first nine months of 1995, respectively. The decrease in the first nine months of 1996 non-cash interest expense was due primarily to the redemption of 35.0% of the accreted value of the Company's Discount Notes in December 1995. The increase in cash interest expense was due primarily to borrowings made under the Company's Senior Credit Facility to fund the Company's acquisitions and to repurchase additional Discount Notes during the first nine months of 1996. The increase in interest income was due to investments of excess cash generated from the Company's initial public offering and secondary equity offering placed in short-term high-grade instruments.

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

     Minority Interest. Minority interest increased $509,000 to $2,296,000 in the first nine months of 1996 from $1,787,000 in the first nine months of 1995. As a percentage of net operating revenues, minority interest decreased to 1.2% in the first nine months of 1996 from 1.9% in the first nine months of 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

     Extraordinary Loss. In July and September 1996 the Company retired all outstanding Discount Notes for an aggregate payment of $68.4 million (including consent payments of $1.1 million). The debt retirement resulted in an extraordinary loss, net of tax, of $7.7 million during the third quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities was $1,973,000 for the first nine months of 1996. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, in the first nine months of 1996. Net cash used in investing activities was $141,219,000 for the first nine months of 1996. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $114,505,000, of which the primary sources of financing were $110,079,000 net proceeds from sale of common stock and $33,335,000 net borrowings on bank credit facility. The remaining cash required for other acquisitions, de novo developments and working capital needs were funded by the Company's available cash. As a result, cash decreased by $24,741,000 in the first nine months of 1996.

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

     Effective October 17, 1996, the Company refinanced its prior bank credit facility with the Senior Credit Facility, which permits borrowings of up to $400.0 million. Under the Senior Credit Facility, up to $50.0 million may be used in connection with letters of credit, and up to $15.0 million in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. In general, borrowings under the Senior Credit Facility bear interest at one of two floating rates selected by the Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); and (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.25% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed upon, the Alternate Base Rate. Maximum borrowings under the Senior Credit Facility will be reduced by $50.0 million on September 30, 2000, $75.0 million on September 30, 2001, and another $75.0 million on September 30, 2002, and the Senior Credit Facility terminates on September 30, 2003. The Senior Credit Facility contains financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

     As of September 30, 1996, the Company had working capital of $85,254,000, including cash of $5,440,000. In October 1996, the Company commenced a public offering which is anticipated to close in November. Net proceeds to the Company from this offering will be approximately $18.2 million.

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

     During the period January 1, 1996 through September 30, 1996, the Company paid approximately $126.5 million in consideration for acquisitions, including approximately $49.0 million for the Caremark Acquisition. From October 1, 1996 to October 30, 1996, the Company completed acquisitions of three facilities for consideration of $17.2 million of which $4.7 million was paid in cash, the remainder in the issuance of a letter of credit under its Senior Credit Facility to secure a subsequent cash payment to be made in the first half of 1997. The Company has signed letters of intent in which it has agreed to purchase six centers servicing approximately 300 patients for a total consideration of $12.5 million in cash and has agreed to purchase the minority interest at one of its existing centers for $1.0 million in cash.

     The Company believes that the net proceeds from its October 1996 equity offering, borrowings under the Senior Credit Facility, cash generated from operations and other current sources of financing will be sufficient to meet the Company's need for capital for the foreseeable future, including working capital, purchases of additional property and equipment for the operation of its existing facilities and interest on the Senior Credit Facility. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities. There can be no assurance that additional financing and capital, if and when required, will be available on terms acceptable to the Company or at all.

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

                          PART II.  OTHER INFORMATION

ITEMS 1,2,3,4 AND 5 ARE NOT APPLICABLE.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10. Credit Agreement by and among Total Renal Care Holdings, Inc., the lenders party thereto, BNY Capital Markets, Inc. and Donaldson Lufkin & Jenrette Securities Corporation as Arrangers, DLJ Capital Funding, Inc. as Documentation Agent and The Bank of New York as Administrative Agent, dated as of October 11, 1996 (the "Credit Agreement"). The Credit Agreement was filed as an Exhibit to the Company's Current Report on Form 8-K dated October 18, 1996 and is incorporated herein by reference.

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



                                   TOTAL RENAL CARE HOLDINGS, INC.
                                   (REGISTRANT)



                                     /s/ John E. King
                                     ------------------------------
                                     John E. King
                                     Vice President, Finance and
                                     Chief Financial Officer

Date: November 4, 1996


John E. King is signing in the dual capacities as i) Chief Financial Officer, and ii) a duly authorized officer of the Company.