Form 10-K405
period 1996-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 1997-03-11
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from     to

                         COMMISSION FILE NUMBER 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              51-0354549
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     21250 Hawthorne Boulevard, Suite 800, Torrance, California 90503-5517
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
      Registrant's telephone number, including area code: (310) 792-2600

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share
      Name of each exchange on which registered: New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X  NO
                                   ----   ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 1, 1997, based on the price at which the Common Stock was sold as of March 1, 1997, was $22,490,695.

  The number of shares of the Registrant's Common Stock outstanding as of March 1, 1997 was 26,593,432 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  The following should be read in conjunction with the Registrant's Consolidated Financial Statements and the related notes thereto contained elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Registrant's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to Total Renal Care Holdings, Inc. and its Subsidiaries.

  Total Renal Care Holdings, Inc. is the third largest and fastest growing provider of high-quality dialysis and related services for patients suffering from chronic kidney failure, also known as end stage renal disease ("ESRD"). As of December 31, 1996, the Company provides dialysis and ancillary services to more than 10,200 patients through a network of 134 outpatient dialysis facilities in 16 states, Washington, D.C. and Guam. In addition, the Company provides inpatient dialysis services at 87 hospitals.

  The Company has implemented an aggressive growth strategy since the August 1994 Transaction (as defined below). From August 1994 through December 31, 1996, the Company has added 97 outpatient dialysis facilities to its network as well as 59 hospital inpatient contracts. Sixty-six of these outpatient dialysis facilities and 39 of these hospital inpatient contracts have been added during 1996. The Company also has continued to expand its in-house ancillary services to include vascular access management and transplant services programs in addition to the ESRD laboratory and pharmacy facilities established in 1995. The increase in the number of facilities and hospital contracts, combined with the enhancement of the Company's ancillary businesses and growth in existing businesses, has resulted in an increase in net operating revenues of 102% to $272.9 million in the fiscal year ended December 31, 1996 as compared to the prior year and an increase in operating income of 83% to $48.8 million during the same period.

  The Company's wholly-owned subsidiary, Total Renal Care, Inc. ("TRC"), formerly known as Medical Ambulatory Care, Inc., was organized in 1979 by Tenet Healthcare Corporation ("Tenet"), formerly known as National Medical Enterprises, Inc., to own and operate Tenet's hospital-based dialysis services as freestanding dialysis facilities and to acquire and develop additional dialysis facilities in Tenet's markets. The Company was organized to facilitate the sale by Tenet of approximately 75% of its ownership interest (the "August 1994 Transaction") to management of the Company, DLJ Merchant Banking Partners, L.P. and certain of its affiliates ("DLJMB"), and certain holders of debt securities of the Company. In connection with the August 1994 Transaction, the Company, NME Properties Corporation, a wholly owned subsidiary of Tenet, Tenet and DLJMB entered into a number of agreements relating to, among other things, corporate governance, the provision of certain services to the Company by Tenet, and restrictions on stock transfers.

THE DIALYSIS INDUSTRY

 End-Stage Renal Disease

  ESRD is the state of advanced renal impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Qualified patients with ESRD have been entitled, since 1972, to Medicare benefits regardless of age or financial circumstances. According to figures published by the Health Care Financing Administration ("HCFA"), the number of patients requiring chronic dialysis services in the U.S. has increased at a 9% compounded annual growth rate to 200,000 patients in 1995 from 66,000 in 1982. The Company estimates that the U.S. market for outpatient and inpatient services to ESRD patients in 1995 exceeded $13 billion.

  The Company attributes the continuing growth in the number of ESRD patients principally to the aging of the general population and to better treatment and longer survival of patients with hypertension, diabetes and other illnesses that lead to ESRD. Management also believes improved medical and dialysis technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

  The Company estimates there were approximately 3,000 dialysis facilities in the United States at the end of 1996, of which approximately 27% were owned by independent physicians (down from 37% in 1992), 28% were hospital-based facilities (down from 33% in 1992), and 45% were owned by seven major multi-facility dialysis providers (up from 30% in 1992), including the Company. The dialysis services industry has been undergoing rapid consolidation. The Company believes that many physician owners are selling their facilities to obtain relief from changing government regulation and administrative constraints, to enable them to focus on patient care and to realize a return on their investment. Hospitals are also motivated to sell or outsource management of their facilities as they refocus their resources on their core business due to increasing competitive pressures within the hospital industry. The Company believes that these changes in the health care environment will continue to drive consolidation within the dialysis services industry.

 Treatment Options for End-Stage Renal Disease

  Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplantation. ESRD patients are treated predominantly in outpatient treatment facilities. HCFA estimates that as of December 31, 1995, 83% of the ESRD patients in the United States were receiving hemodialysis treatment in outpatient facilities, with the remaining patients being treated in the home either through peritoneal dialysis (16%) or home hemodialysis (1%).

  Hemodialysis. Hemodialysis, the most common form of ESRD treatment, is generally performed either in a freestanding facility or in a hospital-based facility. Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins, fluids and salt from the patient's blood combined with a machine to control external blood flow and to monitor certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed dialyzer fluid is circulated through the other chamber. The toxins and excess fluid from the blood selectively cross the membrane into the dialysis fluid. A hemodialysis treatment usually lasts approximately three hours and is performed three times per week per patient.

  Peritoneal Dialysis. Peritoneal dialysis is generally performed by the patient at home. There are several variations of peritoneal dialysis. The most common are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD") or automated peritoneal dialysis ("APD"). All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes a sterile, pharmaceutical-grade dialysis solution which is introduced into the patient's peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. CCPD and APD are performed in a manner similar to CAPD, but use a mechanical device to cycle dialysis solution while the patient is sleeping or at rest.

  Other Treatment Options. An alternative treatment not provided by the Company is kidney transplantation. However, the Company does provide both pre and post transplant nursing services and the provision of transplant pharmaceuticals in selected markets. While transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors limits the availability of this treatment option.

BUSINESS STRATEGY

  The Company has implemented an aggressive growth strategy since the August 1994 Transaction adding 97 outpatient dialysis facilities to its network as well as 59 hospital inpatient contracts through December 31, 1996. Sixty-six of these outpatient dialysis facilities and 39 of these hospital inpatient contracts have been added during 1996. The Company also has expanded its in-house ancillary services to include ESRD laboratory and pharmacy facilities, as well as vascular access management and transplant services programs. The strong growth in the number of facilities and hospital contracts, combined with the enhancement of the Company's ancillary businesses and growth in the existing businesses, has resulted in an increase in net operating revenues of 102% to $272.9 million in the year ended December 31, 1996 as compared to the prior year and an increase in operating income of 83% to $48.8 million during the same period. As part of its growth strategy, the Company continually reviews and evaluates potential acquisition candidates and seeks to identify locations for de novo developments. The Company is currently developing 15 new facilities scheduled for completion during 1997.

  The Company's growth strategy is focused on establishing strong regional networks of clustered facilities that provide comprehensive care for ESRD patients. The Company believes that this approach enhances its operating efficiency and positions the Company to be a leader in a health care environment increasingly influenced by managed care. The Company strives to continue its growth and margin improvement by (i) expanding its existing networks and by creating new regional facility networks through acquisitions, de novo developments and the formation of hospital alliances, (ii) forming strategic alliances with managed care organizations and physicians, (iii) expanding the range of ancillary services it provides to patients,
(iv) continuously improving the quality of care provided through the Company's Quality Management Program and (v) maximizing operating efficiencies and utilization.

 Creation and Expansion of the Facility Networks

  Acquisitions. The Company's acquisition strategy is to leverage its operating infrastructure in existing regions by acquiring centers where the Company already has a strong market presence and to establish a strong presence in new markets by acquiring clusters of facilities that can support new regional operating infrastructures. In reviewing a potential acquisition, the Company's evaluation includes analyzing financial pro formas, reviewing the local competitive market and assessing the target facility's reputation for providing quality care. From August 1994 through December 31, 1996 the Company acquired 84 new facilities of which 57 were acquired during 1996. The new facilities acquired during 1996 have expanded the Company's existing facility networks in Southern and Northern California, Florida, the Greater Washington, D.C. area and El Paso while providing significant entries into new markets including the Minneapolis/St. Paul region, Houston and Guam.

  De Novo Developments. The Company develops new facilities to further enhance its regional clusters, to better serve the managed care market, to accommodate the growing number of ESRD patients and to satisfy demand by local nephrologists. The Company has established an expertise in the design and construction of dialysis facilities, having developed 13 facilities from August 1994 through December 31, 1996 nine of which were developed during 1996. During 1996, de novo developments enhanced existing regional clusters in Southern California, New Orleans, Florida, El Paso, Washington D.C. and Minnesota. In addition, the Company is currently developing 15 new facilities scheduled for completion by the end of 1997.

  Hospital Alliances. Management believes alliances with hospital-based facilities represent a growth opportunity for the Company as hospitals refocus on their core business due to the changing competitive environment in the hospital industry. These alliances allow the Company to be a value-added partner for hospitals through application of the Company's industry-specific expertise to hospital-based dialysis facilities. Accordingly, the Company is actively pursuing alliances with academic medical centers, as well as community and county hospitals. The Company currently has alliances to work with the following academic institutions to provide the highest quality care for their ESRD patients: University of Southern California, Louisiana State University, Georgetown University, Harbor-UCLA Medical Center (alliance to be finalized in the second quarter of 1997) and Hennepin County Medical Center/University of Minnesota. These academic affiliations help the Company remain on the leading edge of academic advances in the caring for ESRD patients. The Company has an Academic Advisory Board which meets semi-annually to review leading programs and to discuss ways in which the Company and its community physicians can work together on critical research to improve the well being of the growing ESRD patient population.

 Alliances with Managed Care and Physicians

  Alliances with Managed Care. The Company is committed to forming innovative alliances directly with managed care organizations by providing comprehensive, integrated ESRD services that deliver high-quality care and reduce overall health care costs. In July 1995, the Company was awarded the first long-term ESRD contract to develop and manage a dialysis center for Kaiser Permanente ("Kaiser") in San Diego, California and in March 1996 the 25 station facility was opened. The facility currently cares for approximately 100 Kaiser patients through its innovative integrated ESRD program. This contract is also the first "partnership" of its type for Kaiser. Kaiser contracts services for one of the largest dialysis and kidney transplant populations (approximately 3,000 patients in California) in the country.

  The Company has also developed innovative programs with payors throughout the country, including Aetna-New Orleans and Maxicare-New Orleans. These payors have selected the Company to be its integrated provider of renal services and have transitioned most of their ESRD patients to the Company's facilities in New Orleans and El Paso. These payors elected to partner with the Company due to its Quality Management Program, Outcomes Programs and geographic coverage of the regions. As a result of its managed care programs, the Company has signed approximately 138 contracts with managed care payors.

  Alliances With Physicians. The Company seeks to organize and manage networks of nephrologists which further enhance the ability of these nephrologists and the Company to provide integrated ESRD services. The Company entered into a long-term management contract with Total Nephrology Care Network Medical Associates, a Professional Corporation (the "Physician Network"), a network of over 35 leading nephrologists in Southern California that works in partnership with the Company to provide high-quality, integrated ESRD services while reducing total costs. The Physician Network markets the services of participating nephrologists to preferred provider organizations, insurance companies, health maintenance organizations and other third-party payors for ESRD services both on a discounted fee-for-service basis and on a prepaid or capitated basis. Through a long-term management services agreement the Company is responsible for providing billing, information systems and other services to the Physician Network. The Company is paid a management fee for all the services provided by the Company to the Physician Network. The Company is actively developing Physician Networks in most of its major markets including Chicago, South Florida and Minneapolis.

 Comprehensive Renal Services

  The Company is committed to broadening the range of services it provides to its ESRD patients while adding additional sources of revenue and profits. The Company owns two laboratories, in Florida and Minnesota, that provide both routine (including those in the Medicare composite rate) and non-routine (those for which an additional fee is charged) laboratory tests for its own and other ESRD patients throughout the United States.

  The Company opened a pharmacy in February 1995 that provides a comprehensive prescription oral drug program to patients receiving treatments at the Company's facilities. The pharmacy recently began a transplant program that provides immunosuppressive medications that are required to maintain the viability of a transplant patient's new kidney. The pharmacy also provides intradialytic parenteral nutrition ("IDPN") to patients who require the therapy. The Company's dialysis facilities administer erythropoietin ("EPO") and other injectable drugs to patients upon a physician's prescription.

  The Company is also part of a joint venture to provide vascular access management services to ESRD patients. Clotting of the hemodialysis vascular access, the physical entry point to the circulatory system for the dialysis procedure, is one of the most common causes of hospitalization for ESRD patients. The Company's vascular access management program uses diagnostic and preventive procedures to help keep the access point functioning.

  The Company has a pre- and post-kidney transplant services program in which our transplant nurses and coordinators train and counsel patients and their families while also assisting in the continuous outcomes monitoring required for this population.

  The Company is committed to expanding its home dialysis program. During the year ended December 31, 1996, the Company increased the percentage of its patients receiving peritoneal dialysis to approximately 13% from 12% for the comparable period in the prior year. Management believes that it can increase the proportion of its patients receiving peritoneal dialysis services, as an estimated 16% of all patients in the federal ESRD program at December 31, 1996 received such services.

 Quality Management Program

  The Company believes its reputation for quality care is a significant competitive advantage in attracting patients and physicians and in pursuing growth in the managed care environment. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers through its

Quality Management Program. In response to current payor demands for cost-effective health care treatments with measurable outcomes, the Company has developed a proprietary PC-based, networked clinical information system that provides managed care organizations with detailed patient outcome reports and critical on-line clinical information. See "Operations--Quality Assurance."

 Maximizing Operating Efficiencies

  The Company believes it has adequate capacity within its existing facilities network to accommodate greater patient volume and expects such operating leverage to contribute to increasing margins. In addition, at certain of its facilities, the Company is able to add dialysis stations to meet growing demand. The Company will continue to focus on enhancing operating efficiencies, including staffing, purchasing and financial reporting systems and controls.

  The Company recently implemented a Best Demonstrated Practices Program that creates value by identifying ways to improve quality of care and to reduce overall cost at each dialysis facility. Once a facility has demonstrated proficiency with a certain practice, information and operational systems are developed and disseminated throughout the organization by the Regional Quality Management Coordinator and Regional Operations Directors. This program has been focused on improvements in staffing level efficiency, rationalization of drug and ancillary usage, revenue capture and medical supply utilization.

RECENT FACILITY NETWORK EXPANSION

  The Company has implemented an aggressive growth strategy since the closing of the August 1994 Transaction and has added, through December 31, 1996, 97 new centers (comprised of 84 acquisitions and management contracts, and 13 de novo developments) representing, at the time of acquisition or commencement of operations, 1,402 dialysis stations and more than 7,200 patients. Sixty-six of these new centers (comprised of 57 acquisitions and management contracts and 9 de novo developments) have been added during 1996 and represent, at the time of acquisition or commencement of operations, 960 dialysis stations and more than 4,800 patients.

  The Company has obtained 59 additional hospital inpatient contracts from the closing of the August 1994 Transaction through December 31, 1996, of which 39 were added during 1996. Furthermore the Company has expanded its in-house ancillary services to include ESRD laboratory and pharmacy facilities, as well as vascular access management and transplant services programs. As part of its growth strategy, the Company continually reviews and evaluates potential acquisition candidates and seeks to identify locations for de novo developments. The Company is currently developing 15 new facilities scheduled for completion by the end of 1997.

 Network Expansion Since January 1, 1996

  The following chart lists the 57 centers acquired (or managed) and the nine de novo facilities developed by the Company during fiscal 1996:

                       CAREMARK ACQUISITION (MARCH 1996)

Chabot Dialysis Clinic, Dublin       CA
Chabot Dialysis Clinic, Hayward      CA
Chabot Dialysis Clinic, San Leandro  CA
Chabot Dialysis Clinic, Union City   CA
East Bay Peritoneal Dialysis         CA
Alexandria Dialysis Unit             MN
Anoka-Good Samaritan Dialysis Unit   MN
Arden Hills Dialysis Unit            MN
Burnsville Dialysis Unit             MN
Cass Lake Dialysis Unit              MN
Coon Rapids Dialysis Unit            MN
Edina Dialysis Unit                  MN
Fairmont Dialysis Unit               MN
Faribault Dialysis Unit              MN
Maplewood Dialysis Unit              MN
Marshall Dialysis Unit               MN

Minneapolis Dialysis Unit            MN
Minnetonka Dialysis Unit             MN
Montevideo Dialysis Unit             MN
Morris Dialysis Unit                 MN
Pine City Dialysis Unit              MN
Red Lake Dialysis Unit               MN
Red Wing Dialysis Unit               MN
Redwood Falls Dialysis Unit          MN
Special Needs Dialysis Unit          MN
St. Paul Dialysis Unit               MN
West St. Paul Dialysis Unit          MN
Mitchell Dialysis Unit               SD
Pine Ridge Dialysis Unit             SD
Rosebud Dialysis Unit                SD
Sioux Falls Dialysis Unit            SD
St. Croix Falls Dialysis Unit        WI

                              OTHER ACQUISITIONS

Burbank Regional Dialysis Center     CA     January
Pacific Peritoneal Dialysis Center   Guam   January
Greer Kidney Center                  SC     March
Upstate Dialysis Center              SC     March
Downtown Dialysis Center             MD     April
Eaton Canyon Dialysis Center         CA     June
Georgetown Dialysis Center (1)       DC     June
St. Mary Medical Center              PA     June
Piedmont Dialysis                    CA     July
Peralta Dialysis                     CA     July
Bertha Sirk Dialysis                 MD     July
Greenspring Dialysis                 MD     July

Houston Kidney Center                TX     August
Houston Kidney Center Southeast      TX     August
North Houston Kidney Center          TX     August
Northwest Kidney Center              TX     August
Port Charlotte Artificial Kidney     FL     August
Gulf Coast Peritoneal                FL     August
Paramount Dialysis                   CA     September
Doctors Dialysis East L.A. (2)       CA     October
Doctors Dialysis Montebello (2)      CA     October
Complete Dialysis Care               CA     October
Astro Dialysis Center                TX     November
Hobby Dialysis Center                TX     November
West Mount Dialysis Center           TX     November

                              DE NOVO FACILITIES

Kenner Dialysis Center               LA     February
Potrero Hill Dialysis Center         CA     February
Mission Dialysis Center              CA     March
Guam Renal Center                    Guam   May
Loma Vista                           TX     August

Pine Island                          FL     October
USC                                  CA     November
Forest Lake                          MN     November
Union Plaza                          DC     December

--------
(1) Management Contract
(2) In October 1996 the Company entered into a definitive agreement to purchase Doctors Dialysis Center of East Los Angeles and Doctors Dialysis Center of Montebello and expects to complete the acquisition during the second quarter of 1997.

OPERATIONS

 Location, Capacity and Use of Facilities

  As of December 31, 1996 the Company operated 134 outpatient dialysis centers with 2,045 dialysis stations. The Company owns or operates, directly or through wholly-owned subsidiary corporations, 107 of these facilities. The remaining 27 centers are partially-owned by physicians. The Company's facilities range in size from four to 52 dialysis stations. The facilities are located in the following states in the following numbers: California (34); Minnesota (23); Florida (17); Texas (11); Arizona (7); Illinois (7); Louisiana
(6); Virginia (6); Georgia (5); South Dakota (4); Maryland (3); Guam (2); New Mexico (2); South Carolina (2); Washington, D.C. (2); Pennsylvania (1); Washington (1); Wisconsin (1). The Company also provides acute inpatient dialysis services to 87 hospitals. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD and CCPD patients.

 Operation of Facilities

  The Company's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, a water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work areas, offices and a staff lounge and kitchen. Many of the Company's facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets at each dialysis station.

  In accordance with conditions for participation in the Medicare ESRD program, each facility has a qualified Medical Director. See "Physician Relationships" below. Each facility also has an Administrator, typically a registered nurse, who supervises the day-to-day operations of each facility and the staff. The staff of each facility typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

  All of the Company's facilities offer high-flux and high-efficiency hemodialysis, which most physicians practicing at the Company's facilities deem suitable for most of their patients. High-flux and high-efficiency hemodialysis utilize machinery that allow patients to dialyze in a shorter period of time per treatment because such methods cleanse the blood at a faster rate than conventional hemodialysis. Many of the Company's facilities also offer conventional hemodialysis. The Company considers the equipment installed in its facilities to be among the most technologically advanced equipment presently available to the dialysis industry.

  Many of the Company's facilities also offer various forms of home dialysis, primarily CAPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Patients and their families or other patient assistants are trained by a registered nurse to perform either CAPD or CCPD at home. Company training programs for CAPD or CCPD generally encompass two to three weeks.

 Inpatient Dialysis Services

  The Company provides inpatient dialysis services (excluding physician professional services) to 87 hospitals. These services are required in connection with the hospital's inpatient services for a per treatment fee individually negotiated with the hospital. In most instances, the Company transports the dialysis equipment and supplies to the hospital when requested and administers the dialysis treatment. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

 Ancillary Services

  Dialysis facilities provide a comprehensive range of ancillary services to ESRD patients, the most significant of which is the administration of EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. The Company also has a licensed pharmacy which provides ESRD patients with oral medications and IDPN services upon a physician's prescription. Other ancillary services include studies to test the degree of bone deterioration, electrocardiograms ("EKGs"), nerve conduction studies to test the degree of deterioration of nerves, doppler flow testing to test the effectiveness of the patient's vascular access for dialysis and blood transfusions.

  The Company owns two licensed clinical laboratories, located in Florida and Minnesota, specializing in ESRD patient testing. These ESRD laboratories provide various forms of laboratory tests, a large majority of which are performed for the Company's outpatient dialysis facilities. The types of laboratory tests performed at the ESRD laboratories consist of (i) blood tests to manage the ESRD condition, some of the costs which are reimbursed as part of the dialysis composite rate; (ii) blood tests ordered for co-morbid ESRD conditions (i.e., diseases that are the result of or cause of ESRD) and (iii) general symptom testing. In addition, the Minnesota laboratory provides certain highly-specialized tests, including therapeutic drug monitoring, bone deterioration and renal stone disease monitoring and certain pre- and post-kidney transplant testing.

  The Company is also part of a joint venture to provide vascular access management services to ESRD patients. Clotting of the hemodialysis vascular access, the physical entry point to the circulatory system for the dialysis procedure, is one of the most common causes of hospitalization for ESRD patients. The Company's vascular access management program uses diagnostic and preventive procedures to help keep the access point functioning.

  The Company has a pre- and post-kidney transplant services program in which our transplant nurses and coordinators train and counsel patients and their families while also assisting in the continuous outcomes monitoring required for this population.

 Physician Relationships

  A key factor in the success of a dialysis facility is its relationship with local nephrologists. An ESRD patient generally seeks treatment at a facility near such patient's home and where such patient's nephrologist has practice privileges. Consequently, the Company relies on its ability to meet the needs of referring physicians in order to continue to receive physician referrals of ESRD patients.

  The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." The Company has engaged qualified physicians or groups of qualified physicians to serve as Medical Directors for each of its facilities. Generally, the Medical Director must be board eligible or board certified in internal medicine or nephrology and have had at least 12 months of experience or training in the care of patients at ESRD facilities. At some facilities, the Company also contracts with one or more physicians to serve as Assistant or Associate Medical Directors or to direct specific programs, such as CAPD training.

  Medical Directors, Associate Medical Directors and Assistant Medical Directors enter into written contracts with the Company which specify their duties and establish their compensation (which is fixed for periods of one year or more). Such agreements are terminable by either party with advance written notice. The Company believes that this allows the Company to evaluate frequently the quality of the Medical Director's performance; however, the lack of long-term contracts with physicians could result in the loss of certain key physicians at particular facilities, which could have a material adverse effect on the operations of such facilities. The compensation of the Medical Directors and other physicians under contract is separately negotiated for each facility and generally depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program.

  As is often true in the dialysis industry, one or a few physicians account for all or a significant portion of a dialysis facility's patient referral base. Therefore the Company's selection of a location for a dialysis facility is determined in part by the physician or nephrologist selected (in advance) to serve as the Company's Medical Director. The loss of an important referring physician at a particular facility could have a material adverse effect on the operations of that facility.

  Generally, the Company has non-competition agreements with its Medical Directors or referring physicians. In all cases in which the Company acquired a facility from one or more physicians, or where one or more physicians own interests in facilities as partners, members of a limited liability corporation or co-shareholders with the Company, such physicians have agreed to refrain from owning interests in competing facilities within a defined geographic area for various periods. In other cases, physicians who provide Medical Director services have executed non-competition agreements. While not frequent, the Company has from time to time experienced competition from a dialysis facility established by a former Medical Director following the termination of his or her relationship with the Company.

 Quality Assurance

  Quality Management Program. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers and believes that it has earned a favorable reputation for quality in the dialysis community. The Company has recently implemented a Quality Management Program designed to measure outcomes and improve the quality of its services. The Company also has developed and is rolling-out a proprietary PC-based Clinical Information System to support its Quality Management, Outcomes Monitoring, Measurement and Management and Managed Care Programs. The Company's Quality Management Program and Clinical Information Systems have been developed under the direction of the Company's Vice President, Quality Management and Integrated Programs, who is a Clinical Professor of Medicine at the University of California Medical Center in San Francisco. The implementation of the Quality Management Program is being coordinated by the Company's Corporate Director of Quality Management and 12 regional Quality Management Coordinators. This corporate quality management team works with each facility's multi-disciplinary quality management team (including the Medical Director) at each facility to implement the Program. The Quality Management Program involves all areas of the Company's services, monitoring and evaluating all of the Company's activities with a focus on continuous improvement. These objectives are accomplished through measurable trend analysis based on specific statistical tools for analysis and communication, and through continuing employee and patient education.

  Clinical Information Systems. To support the Quality Management Program and in response to current payor demands for cost-effective health care treatments with measurable outcomes, the Company has developed a proprietary PC-based, networked clinical information system that will provide the facilities and managed care organizations with detailed patient outcome reports and critical clinical information. The clinical information system has been rolled-out to most all of the Company's facilities. Furthermore, the Company has implemented connectivity between Kaiser's mainframe and the Company's Clinical Information System at the new Mission Dialysis Center in San Diego.

  Best Demonstrated Practices. The Company recently implemented a Best Demonstrated Practices Program that creates value by identifying ways to improve quality of care and to reduce overall cost at each dialysis facility. Once a facility has demonstrated proficiency with a certain practice, information and operational systems are developed and disseminated throughout the organization by the Regional Quality Management Coordinator and Regional Operations Directors. This program has been focused on improvements in staffing level efficiency, rationalization of drug and ancillary usage, revenue capture and medical supply utilization.

  Physician Advisory Board. The Company has a Physicians Advisory Board consisting of certain Medical Directors of facilities from different regions of the country who advise management on the Company's Quality Management Program. Members of the Physicians Advisory Board respond to specific questions on quality issues and the Physicians Advisory Board meets semi-annually to discuss Company quality and related operational issues. The Company believes its reputation for quality care is a competitive advantage in attracting new patients and new referring physicians.

  Patient Satisfaction. Since 1991, the Company has retained an independent consulting firm to conduct patient satisfaction surveys. These surveys track and identify trends in resulting patient satisfaction indicators that are in turn shared with management, Medical Directors and patients for discussion. In conjunction with the patient satisfaction surveys, the Company is currently developing a pilot program in cooperation with its laboratory to analyze specific laboratory test data and related patient treatment outcome data to evaluate patient treatment quality. The Company also compiles patient hospitalization and related patient treatment outcomes data and is developing standards to evaluate such data as part of the Company's national Quality Management Program.

 Sources of Revenue Reimbursement

  The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services.

                                                     SEVEN MONTHS
                                                         ENDED        YEAR ENDED
                             YEARS ENDED MAY 31,     DECEMBER 31,    DECEMBER 31,
                             ----------------------  --------------  --------------
                              1993    1994    1995    1994    1995    1995    1996
   Medicare................    66.5%   65.6%   62.0%   59.4%   60.2%   61.8%   61.1%
   Medicaid................     8.4     9.0     8.1     9.3     6.7     6.7     6.1
   Private/alternative
    payors.................    19.0    19.7    24.3    26.3    27.9    25.9    27.3
   Hospital inpatient dial-
    ysis services..........     6.1     5.7     5.6     5.0     5.2     5.6     5.5
                             ------  ------  ------  ------  ------  ------  ------
     Total.................   100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
                             ======  ======  ======  ======  ======  ======  ======

  Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed to have ESRD and are eligible for participation in the Medicare program, regardless of age or financial circumstances. For each treatment, Medicare pays 80% of the amount set by the Medicare prospective reimbursement system, and a secondary payor (usually Medicare supplemental insurance or the state Medicaid program) pays approximately 20% of the amount set by the Medicare prospective reimbursement system. From time to time the Company pays Medicare supplemental insurance premiums for patients with financial need. All of the states in which the Company operates dialysis facilities provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, some of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "-- Medicare Reimbursement."

  Assuming a patient is eligible for participation in the Medicare program, the commencement date of Medicare benefits for ESRD patients electing hemodialysis is dependent on several factors. For ESRD patients 65 years of age or older who are not covered by an employer group health plan, Medicare coverage commences immediately. For ESRD patients 65 years of age or older who are covered by an employer group health plan, Medicare coverage commences after an 18-month coordination period. ESRD patients under 65 years of age who are not covered by an employer group health plan (for example, the uninsured, those covered by Medicaid and those covered by an individual health insurance policy) must wait 90 days after commencing dialysis treatments to be eligible for Medicare benefits. During the first 90 days of treatment, the patient, Medicaid or the private insurer is responsible for payment (and, in the case of the individual covered by private insurance, such responsibility is limited to the terms of the policy, with the patient being responsible for the balance). ESRD patients under 65 years of age who are covered by an employer group health plan must wait 21 months after commencing dialysis treatments before Medicare becomes the primary payor. During the first 21 months of treatments, the employer group health plan is responsible for payment at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates, and the patient is responsible for deductibles and co-payments, if applicable, under the terms of the employer group health plan.

  If an ESRD patient with an employer group health plan elects home dialysis training during the first 90 days of dialysis, Medicare becomes the primary payor after 18 months. If an ESRD patient without an employer group health plan begins home dialysis training during the first three months of dialysis, Medicare immediately becomes the primary payor.

  On August 10, 1993, the provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") became effective. The OBRA 93 provisions were originally interpreted by HCFA to require employer group health sponsored insurance plans ("EGHP") to be the primary payor for ESRD patients for the first 18 months of service regardless of whether such patients were otherwise Medicare eligible. In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries that Medicare would continue as the primary payor during such period if such patients were originally Medicare eligible but not yet suffering from ESRD. In June 1995, a preliminary injunction was issued by a federal court preventing HCFA from retroactively applying its reinterpretation of the OBRA 93 regulations as unlawful retroactive rule-making. Accordingly, the Company has recognized as revenue payments from private payors in excess of the revenue previously recognized at lower rates which are attributable to such patients. The Company intends to continue to recognize revenues as cash is received in the future. The Company cannot estimate, at the present time, the potential impact that any final ruling or interpretation or the timing of the same may have upon earnings.

 Certain Payor Arrangements

  The Company has entered into contracts with third-party payors, including many leading health maintenance organizations in the Company's service areas, to provide dialysis services to their beneficiaries. The Company is a party to non-exclusive agreements with certain of such third-party payors and termination of such third-party agreements could have an adverse effect on the Company. The Company has a contract with the Department of Health and Human Services Navajo Area Indian Health Service to provide (i) chronic dialysis services to Native Americans at the Company's facilities in Farmington and Shiprock, New Mexico as well as at the Company's facilities in Chinle, Kayenta, Tuba City and Ganado, Arizona and (ii) acute dialysis in Indian Health Service Hospitals in Chinle and Tuba City (the "Indian Health Service Contract"). The Company is providing dialysis services to a substantial number of chronic dialysis patients pursuant to the Indian Health Service Contract.

 Medicare Reimbursement

  The Company is reimbursed by Medicare under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. Medicare has established a composite rate set by HCFA that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wage earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs (including EPO), blood (for amounts in excess of three units per patient per year), and certain physician-ordered tests provided to dialysis patients. Claims for Medicare reimbursement must generally be presented within 15 to 27 months of treatment depending on the month in which the service was rendered and for Medicaid secondary reimbursement, if applicable, within 60 to 90 days after payment of the Medicare claim. The Company generally submits claims monthly and is usually paid by Medicare within 30 days of the submission. If in the future Medicare were to include in its composite reimbursement rate any of the ancillary services presently reimbursed separately, the Company would not be able to seek separate reimbursement for these services and this would adversely affect the Company's results of operations to the extent a corresponding increase were not provided in the Medicare composite rate.

  The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $118 and $138 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990 numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective

January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In January 1997, PROPAC recommended a 2.8% increase be made in the reimbursement rate. However, Congress is not required to implement this recommendation and could either raise or lower the reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement, or, if made, whether any such changes will have a material effect on the Company's revenues and net earnings.

  On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for EPO's use by dialysis patients. EPO stimulates the production of red blood cells and is beneficial in the treatment of anemia, with the effect of reducing or eliminating the need for blood transfusions for dialysis patients. Physicians began prescribing EPO for their patients in the Company's dialysis facilities in August 1989.

  From June 1, 1989 through December 31, 1990, the Medicare ESRD program reimbursed for EPO at the fixed rate of $40 per administration of EPO in addition to the dialysis facility's allowable composite rate for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per EPO administration was allowed. Effective January 1, 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 per 1,000 units after December 31, 1993. There can be no assurance that the Company can maintain current operating margins in the future for EPO administrations due to potential reimbursement decreases, or to potential increases in product costs from its sole manufacturer.

  The Company provides certain of its patients with IDPN, a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. The Company has historically been reimbursed by the Medicare program for the administration of IDPN therapy. Beginning in 1993, HCFA designated four durable medical equipment regional carriers ("DMERCs") to process reimbursement claims for IDPN therapy. The DMERCs recently established new, more stringent medical policies for reimbursement of IDPN therapy, and many dialysis providers' claims have subsequently been denied or delayed. Where appropriate, the Company has appealed and continues to appeal such denials. In addition, the DMERCs are reportedly reviewing the existing IDPN medical policies. The final outcome of appeals and the anticipated review is uncertain and may ultimately reduce the number of patients eligible to receive reimbursement for IDPN therapy. The Company has continued to provide IDPN therapy to its patients pending clarification of this policy. A significant reduction in the number of patients eligible to receive reimbursement for IDPN therapy or the amount of Medicare reimbursement therefor would have an adverse effect on the Company's future net operating revenues and net income.

 Medicaid Reimbursement

  Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Further, the State of Florida does not provide Medicaid benefits on a primary insurance basis, but does provide benefits as a secondary insurer to Medicare. Within the State of Florida, various governmental subdivision agencies provide insurance coverage for the indigent who are otherwise uninsured. The Company is a licensed ESRD Medicaid provider in all states in which it does business.

GOVERNMENT REGULATION

 General

  The Company's dialysis operations are subject to extensive governmental regulations at the federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis facilities must be certified by HCFA. All of the Company's dialysis facilities are so certified.

  Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's business. To date, the Company has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations. The healthcare services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that healthcare reform will not result in a material adverse change to the Company.

 Fraud and Abuse

  The Company's dialysis operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines or exclusion of the provider from future participation in the Medicare and Medicaid programs, and civil penalties, including assessments of $2,000 per improper claim for payment plus twice the amount of such claim and suspension from future participation in Medicare and Medicaid. Some state statutes also include criminal penalties. While the federal statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Proposed federal legislation would expand the federal illegal remuneration laws to include referrals of any patients regardless of payor source.

  In July 1991 and in November 1992, the Secretary of HHS published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors will be deemed not to violate the federal illegal remuneration statute. For a business arrangement to receive the protection of a relevant safe harbor, each and every element of the safe harbor must be satisfied. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. The Company believes its arrangements with referring physicians are in material compliance with applicable laws. The Company seeks wherever practicable to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances. Except with respect to the Company's lease arrangements with referring physicians, which the Company believes materially satisfy all the relevant safe harbor requirements, none of the Company's arrangements satisfy all elements of a relevant safe harbor. Although the Company has never been challenged under these statutes and believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of any such challenge.

  The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The Company has by written agreement engaged qualified physicians or groups of qualified physicians to serve as Medical Directors for its facilities. At some facilities the Company also contracts with one or more physicians to serve as Assistant or Associate Medical Directors, or to direct specific programs, such as CAPD training, or to provide Medical Director services for acute dialysis services provided to hospitals. The compensation of the Medical Directors and other physicians under contract is separately negotiated for each facility and generally depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for periods of one year or more by written agreement. Because in all cases the Company's Medical Directors and the other physicians under contract refer patients to the Company's facilities, the federal anti-kickback statute may apply. The Company believes it is in material compliance with the anti-kickback statute with respect to its arrangements with these physicians under contract. Among the safe harbors promulgated by the Secretary of HHS is one relevant to the Company's arrangements with its Medical Directors and the other physicians under contract. That safe harbor, generally applicable to personal services and management contracts, sets forth six requirements. None of the Company's agreements with its Medical Directors or other physicians under contract satisfy all of these elements. However, the Company believes that, except in cases where a facility is in transition from one Medical Director to another, or where the term of an agreement with a physician has expired and a new agreement is in negotiation, the Company's agreements with its Medical Directors and other physicians under contract satisfy five of the six safe harbor requirements.

  Certain of the Company's dialysis facilities are owned by partnerships in which physicians who refer patients to the facilities hold interests. Because these physicians refer patients to these facilities, the anti-kickback statute may apply. The Company believes these business arrangements are in material compliance with the anti-kickback statute. With regard to the anti-kickback statute, there is a relevant safe harbor (the "small entity investment interests" safe harbor) which, although none of these arrangements satisfies all elements of that safe harbor, the Company believes that each of the above-mentioned partnerships satisfies a majority of the safe harbor's elements. While the Company believes there are good arguments to the contrary, a majority of these elements may not be satisfied with respect to the above-mentioned subsidiary corporations.

  Certain of the Company's dialysis facilities are leased from entities in which physicians who refer patients to the centers hold interests. In addition, a medical facility at which the Company provides ESRD ancillary services is leased from physicians who refer patients for the provision of such ancillary services. Because of the referral of patients to the facilities by these physicians, the anti-kickback statute may apply. The Secretary of HHS has promulgated a safe harbor relevant to such arrangements, generally applicable to space rentals. The Company believes that these leases are in material compliance with the anti-kickback statute and that the leases satisfy in all material respects each of the elements of the space rental safe harbor.

  On July 21, 1994, the Secretary of HHS proposed a rule that the Secretary said "would modify the original set of safe harbor provisions to give greater clarity to the rulemaking's original intent." The proposed rule would, among other things, make changes to the safe harbors on personal services and management contracts, small entity investment interests and space rentals. The Company does not believe that its conclusions with respect to the application of these safe harbors to its current arrangements as set forth above would change if the proposed rule were adopted in the form proposed. However, the Company cannot predict the outcome of the rulemaking process or whether changes in the safe harbors rule will affect the Company's position with respect to the anti-kickback statute.

  Several states in which the Company operates dialysis facilities, including California, Virginia, Georgia, Florida, Illinois, Minnesota and Maryland, have enacted statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. In certain of these states, the Company has joint ownership relationships with referring physicians. The Company believes its joint ownership relationships with these physicians are within the exceptions stated in these various state laws.

  A California statute makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for laboratory, diagnostic nuclear medicine, radiation oncology, physical therapy, physical rehabilitation, psychometric testing, home infusion therapy, or diagnostic imaging goods or services. Under the statute, "financial interest" includes, among other things, any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, dividend, distribution, subsidy or other form of direct or indirect payment, whether in money or otherwise, between a physician and the entity to which the physician makes a referral for the items described above. The statute also prohibits the entity to which the referral was made from presenting a claim for payment to any payor for a service furnished pursuant to a prohibited referral and prohibits a payor from paying for such a service. Violation of the statute by a physician is a misdemeanor and subjects the physician to civil fines. Violation of the prohibition on submitting a claim in violation of the statute is a public offense, subjecting the offender to a fine of up to $15,000 for each violation and possible action against licensure. Some of the Company's facilities perform laboratory services incidental to dialysis services pursuant to the orders of referring physicians; certain laboratory services, which are performed by laboratories independent of the Company for all outpatient dialysis patients, are identified as included among the services for which the Company is financially responsible under the composite rate under Medicare and under other payment arrangements. Therefore, although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. The statute includes certain exemptions from its prohibitions. However, the California statute includes no explicit exemption for Medical Director services or other services for which the Company contracts with and compensates referring physicians in California or for partnership interests of the type held by the referring physicians in eight of the Company's facilities in California. Thus, if the California statute is interpreted to apply to referring physicians with whom the Company contracts, by law, for Medical Director and similar services and with the referring physicians with whom it is in partnership, the Company would be required to restructure some or all of its relationships with such referring physicians. The consequences of such restructuring, if any, cannot be predicted.

  A Virginia statute (the "Virginia Statute") generally prohibits a physician from referring a patient for health services to an entity outside the physician's office if the physician or any of the physician's immediate family members is an investor in such entity unless the physician directly provides health services within the entity and will be personally involved with the provision of care to the referred patient or has been granted an exception by the Virginia Board of Health Professions (the "Virginia Board"). Violation of the Virginia Statute by the physician constitutes grounds for disciplinary action as unprofessional conduct and subjects the entity to which a prohibited referral is made to a monetary penalty of not more than $20,000 per referral, bill or claim if the entity knows or has reason to know that the referral is prohibited by the Virginia Statute. With respect to investment interests acquired prior to February 1, 1993, compliance with the Virginia Statute was required by July 1, 1996. Investment interests of the physicians holding minority interests in the Company's Virginia facilities were acquired prior to February 1, 1993. The Company believes it is reasonable to argue that physicians who refer patients to dialysis facilities directly provide health care within such facilities and are personally involved with the provision of care to such referred patients within the meaning of the Virginia Statute. However, the Company is unaware of any official interpretation of the Virginia Statute by any agency charged with its enforcement that either supports or rejects this interpretation of the Virginia Statute. The Company also believes that, as a public policy matter, it would be reasonable to argue that the Virginia Board should grant an exception to a physician who is an investor in a dialysis facility to which such physician refers his or her patients for care. However the Company is not aware of the grant of any exception by the Board with respect to ownership interests in dialysis facilities by physicians who refer patients to such facilities. The Company believes that, if necessary, the ownership of its Virginia facilities could be restructured to conform to the requirements of the Virginia Statute.

  A Georgia statute (the "Georgia Statute"), prohibits a health care provider (defined to include physicians) from referring a patient for the provision of designated health services to an entity in which the health care provider has an investment interest, unless the provider satisfies certain disclosure requirements. An "investment interest" is defined as an equity or debt security issued by an entity, including shares of stock in a corporation, units or other interests in a partnership, bonds, debentures, notes or other equity interest or debt instruments, but excludes investments in a publicly held corporation with total assets over $50 million whose shares are traded on a national exchange or over-the-counter market if the investment interest constitutes ownership of less than one percent of the corporation, there are no special stock classes for health care provider investors, and no income from the investment interest is tied to the volume of referrals. The term "entity" is defined as any individual, partnership, firm, corporation or other business entity. A "designated health service" is defined as clinical laboratory services, physical therapy services, rehabilitation services, diagnostic imaging services, pharmaceutical services and outpatient surgical services. While dialysis is not itself a designated health service, a dialysis supplier could be subject to the Georgia Statute to the extent that the dialysis service involves the provision of clinical laboratory services, pharmaceutical services or outpatient surgical services. To comply with the Georgia Statute, the health care provider must furnish the patient with a written disclosure form approved by the health care provider's respective board of licensure, informing the patient of (i) the existence of the investment interest, (ii) the name and address of each applicable entity in which the referring health care provider is an investor, and (iii) the patient's right to obtain the items or services at the location or from the health care provider or supplier of the patient's choice. In addition, the provider must post a copy of the disclosure form in a conspicuous public place in the provider's office. The Georgia Statute applies to any consideration paid as compensation or in any manner which is a product of, or incident to, or in any way related to any membership, proprietary interest or co-ownership with an individual, group or organization to whom patients, clients or customers are referred or to any employer-employee or independent contractor relationship including those that may occur in a limited partnership, profit-sharing arrangement, or other similar arrangement with any licensed person to whom these patients are referred. The health care provider or an entity may not present a claim for payment to any individual, third-party payor, or other entity for services provided pursuant to a prohibited referral. If the health care provider or entity improperly collects any amount, the provider or entity must refund such amount to the payor or individual. Any health care provider or other entity that enters into an arrangement or scheme which the health care provider or entity knows or should know has a principal purpose of assuring referrals by the health care provider to a particular entity is subject to a civil penalty of not more than $50,000 for each such circumvention, arrangement or scheme. Furthermore, any person who presents or causes to be presented a bill for a claim for services that such person knows or should know is for a service for which payment may not be made under the Georgia Statute is subject to a civil penalty of up to $15,000 for each such service. The Company believes that all physicians who have an investment interest in the Company and who also refer patients to the Company's dialysis facilities are in compliance with the disclosure requirements of the Georgia statute and will be exempt from such statute.

  A Florida statute (the "Florida Statute") prohibits health care providers (defined to include physicians) from referring a patient for the provision of designated health services to an entity in which the health care provider is an investor or has an investment interest. The term "designated health services" means clinical laboratory services, physical therapy services, comprehensive rehabilitative services, diagnostic imagining services and radiation therapy services. "Comprehensive rehabilitative services" includes speech, occupational or physical therapy services on an outpatient or ambulatory basis. The term "referral" includes any referral of a patient by a physician for infusion therapy services to a patient of that physician or a member of that physician's group practice. Further, a health care provider may not refer a patient for the provision of any other health care item or service (i.e., an item or service that is not a "designated health service") to an entity in which the health care provider is an investor unless the entity is a publicly traded corporation whose shares are traded on a national exchange or on the over-the-counter market with total assets over $50 million, or certain disclosure requirements are met and (i) no more than 50 percent of the value of the investment interests are held by investors who are in a position to make referrals to the entity, (ii) the terms under which an investment interest is offered to an investor who is in a position to make referrals to the entity are no different from the terms offered to investors who are not in a position to make such referrals, (iii) the terms offered to an investor in a position to make referrals are not related to the previous or expected volume of referrals from that investor to the entity, and (iv) there is no requirement that an investor make referrals or be in a position to make referrals to the entity as a condition for becoming or remaining an investor. The Florida Statute carries with it penalties of up to $15,000 for each service for any person who presents or causes to be presented a bill or claim for services that such person knows or should know is prohibited. Furthermore, any health care provider or other entity that enters into an arrangement or scheme which the physician or entity knows or should know has a principal purpose of assuring referrals by the physician to a particular entity may be subject to a civil penalty of up to $100,000 for each such arrangement. With respect to disclosure requirements for permissible referrals, a health care provider who makes a permitted referral must provide the patient with a written disclosure form informing the patient of extensive information, including the existence of the investment interest, the names and addresses of at least two alternative sources of such services and the name and address of each applicable entity in which the referring provider is an investor. A violation of the disclosure requirements constitutes a misdemeanor and may be grounds for disciplinary action. The Company believes that all physicians with an investment interest in the Company who also refer patients to the Company's dialysis facilities are in compliance with the disclosure requirements of the Florida statute and continue to be exempt from such statute.

  An Illinois Statute (the "Illinois Statute") provides that a health care provider (defined to include physicians) may not refer a patient for health services to an entity outside the health care provider's office or group practice in which the health care provider's office or group practice in which the health care provider is an investor unless the health care provider directly provides health services within the entity and will be personally involved with the provision of care to the referred patient. The term "health services" means health care procedures and services provided by or through a health care provider. The term "investment interest" means an equity or debt security issued by an entity including shares of stock in a corporation. The Illinois Statute applies to referrals for health services made on or after January 1, 1993; however, if a health care provider acquired an investment interest before July 1, 1992, the Illinois Statute does not apply to referrals made for health services before January 1, 1996. The Illinois Statute includes two potential exceptions. First, it is not a violation for a health care provider to refer a patient for health services to a publicly-traded entity in which he or she has an investment interest provided that certain conditions are met. Under the second exception, assuming that the Illinois Health Facilities Planning Board determines that this exception is applicable, a health care provider may invest in and refer to an entity if there is demonstrated need in the community for the entity and alternative financing is not available. The Illinois Statute may prohibit physicians who own stock in the Company from referring patients to the Company, and may prohibit the Company from billing for services rendered pursuant to such impermissible referrals. The Company believes that it is reasonable to argue that physicians who refer patients to dialysis facilities are directly providing health care within such facilities and are personally involved with the provision of care to such referred patients within the meaning of the Illinois Statute. The Company is unaware, however, of any official interpretation of the Illinois Statute by any agency charged with its enforcement that either supports or rejects this interpretation of the Illinois Statute. The Company believes that all physicians who have an investment interest in the Company and who also refer patients to the Company's dialysis facilities are in compliance with the disclosure requirements of the Illinois statute and may be exempt from such statute.

  A Minnesota statute (the "Minnesota Statute") prohibits physicians from referring a patient to any health care provider in which the referring physician has a significant financial interest unless the physician has disclosed the physician's own financial interest. Violation of the Minnesota Statute by the physician constitutes grounds for disciplinary action against the physician. The term "health care provider" is defined to include certain licensed individuals such as physicians, dentists and the like, physician assistants and mental health practitioners and nursing homes. The term "significant financial interest" is not defined by the Statute. It could be construed to include compensation received by physicians as medical directors or consultants. However, the Statute does not on its face appear to apply to the Company's facilities. The Company believes that it will be exempt from such Statute.

  A Maryland statute (the "Maryland Statute") prohibits health care practitioners from referring patients to a health care entity in which the health care practitioner or the health care practitioner's immediate family owns a beneficial interest or has a compensation arrangement. The term "compensation arrangement" does not include an arrangement between a health care entity and a health care practitioner or the immediate family member of a health care practitioner for the provision of any services, as an independent contractor, if the arrangement is for identifiable services, the amount of the remuneration under the arrangement is consistent with the fair market value of the service and is not determined in a manner that takes into account, directly or indirectly, the volume or value of any referrals by the referring health care practitioner; and the compensation is provided in accordance with an agreement that would be commercially reasonable even if no referrals were made to the health care provider. The Company believes that it will be exempt from such statute.

  The Company believes it is in material compliance with current applicable laws and regulations. No assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such an investigation or prosecution could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. None of the Company's business arrangements with physicians, vendors, patients or others have been the subject of investigation by any governmental authority. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships placed it in material noncompliance with such a statute.

 Stark I

  Stark I restricts physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." The entity is precluded from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Because of its broad language, Stark I may be interpreted by HCFA to apply to the Company's operations. However, regulations interpreting Stark I have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. The Company believes that its compensation arrangements with medical directors and other physicians under contract are in material compliance with the provisions of Stark I.

 Stark II

  Stark II restricts physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995.

  Because of its broad language, Stark II may be interpreted by HCFA to apply to the Company's operations. Consequently, Stark II may require the Company to restructure certain existing compensation agreements with its Medical Directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, in the alternative, to refuse to accept referrals for designated health services from such physicians. The Company believes, but cannot assure, that if Stark II is interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. If the Company cannot achieve such material compliance, and Stark II is broadly interpreted by HCFA to apply to the Company, such application of Stark II could have a material adverse effect on the Company. A broad interpretation of Stark II to include dialysis services and items provided incident to dialysis services would apply to the Company's competitors as well.

  A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The Company has entered into compensation agreements with its Medical Directors and other referring physicians; some Medical Directors either own stock in a Company subsidiary which operates a particular dialysis facility or a partnership interest in a Company dialysis facility; and certain of the Company's dialysis facilities are leased from entities in which physicians who refer patients to the facilities hold interests. Certain of the Medical Directors, as part of their compensation, and certain of the physicians from whom the Company has acquired dialysis facilities, as part of the consideration for such acquisitions, have acquired stock or stock options in the Company. The Company believes that the granting of the stock and stock options is in material compliance with the anti-kickback statute, Stark II and the various state statutes.

  Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement, (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity, (iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement, (iv) the term of the arrangement is for at least one year, (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (vi) the services to be performed do not involve the counseling or promotion or a business arrangement or other activity that violates any state or federal law and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its compensation arrangements with Medical Directors and other physicians under contract materially satisfy the personal services exception to the Stark II prohibitions.

  Payments made by a lessor to a lessee for the use of premises are excepted from Stark II prohibitions if (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease for at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties, and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its leases with referring physicians materially satisfy the lease of premises exception to the Stark II prohibitions. The Stark II exception provisions that are applicable to physician ownership interests in entities to which they make referrals do not encompass the kinds of ownership arrangements that referring physicians own in Company subsidiaries that operate particular dialysis facilities.

  For purposes of Stark II, "designated health services" includes: clinical laboratory services, radiology and other diagnostic services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. However, the Company's provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO and IDPN, clinical laboratory services, facility dialysis services and supplies, home dialysis supplies and equipment, and services to hospital inpatients and outpatients under its dialysis services agreements with hospitals, include services and items which could be construed as designated health services within the meaning of Stark II. Although the Company does not bill Medicare or Medicaid for hospital inpatient and outpatient services, the Company's Medical Directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral to the Company within the meaning of Stark II.

 Medicare

  Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to health care providers. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for Company services. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations.

 Other Regulations

  The Company's operations are subject to various state hazardous waste disposal laws. Those laws as currently in effect do not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. Occupational Safety and Health Administration regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all health care facilities, including dialysis facilities, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

  Some states have established certificate of need ("CON") programs regulating the establishment or expansion of health care facilities, including dialysis facilities. The Company believes it is in material compliance with all state CON Laws, as applicable, in which it does business.

  Although the Company believes it complies in all material respects with current applicable laws and regulations, the health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities.

COMPETITION

  The dialysis industry is fragmented and highly competitive, particularly in terms of acquisition of existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also high. The Company estimates that there were approximately 3,000 dialysis facilities in the United States at the end of 1996, of which approximately 27% were owned by independent physicians (down from 37% in 1992), 28% were hospital-based facilities (down from 33% in 1992) and 45% were owned by seven major multi-facility dialysis providers (up from 30% in 1992). There are also a number of health care providers that have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of facilities in markets targeted by the Company. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. While it occurs infrequently, the Company has experienced competition from the establishment of a facility by a former Medical Director or referring physician.

INSURANCE

  The Company carries property and general liability insurance, professional liability insurance and other insurance coverage in amounts deemed adequate by management. However, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that malpractice and other liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of malpractice insurance and other liability insurance in the future. Physicians practicing at the Company's facilities are required to maintain their own malpractice insurance. However, the Company maintains coverage for the activities of its Medical Directors (but not for their individual private medical practices).

EMPLOYEES

  As of December 31, 1996, the Company had over 3,125 employees, including a professional staff of approximately 2,250 registered nurses and technicians, a corporate and regional staff of approximately 355 employees and a facilities support and maintenance staff of approximately 515 employees. Of the Company's employees, approximately 2,130 are full time employees. With the exception of Stan Lindenfeld, M.D., an officer of the Company, Medical Directors of the Company's dialysis facilities are not employees of the Company.

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

 Dependence on Medicare, Medicaid and Other Sources of Reimbursement

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by the Health Care Financing Administration ("HCFA") for dialysis treatments. Since 1972, qualified patients suffering from chronic kidney failure, also known as ESRD, have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 61% of its net patient revenues during its fiscal year ended December 31, 1996, approximately 60% during the seven months ended December 31, 1995 and 62% during the year ended May 31, 1995 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of erythropoietin ("EPO"). EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $55.1 million, or 20% of net patient revenues, in its fiscal year ended December 31, 1996 and were $18.0 million, or 20% of net patient revenues, during the seven months ended December 31, 1995 and $18.2 million, or 18% of net patient revenues during the year ended May 31, 1995. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations.

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

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 6% of its net patient revenues during the year ended December 31, 1996, 7% of its net operating revenues during the seven months ended December 31, 1995 and 8% of its net operating revenues during the year ended May 31, 1995 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. Approximately 33% of the Company's net patient revenues during the year ended December 31, 1996, 33% during the seven month period ended December 31, 1995 and 30% during the year ended May 31, 1996 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

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

  A California statute that became effective January 1, 1995 makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company currently operates centers in California, which accounted for a significant percentage of net operating revenues for fiscal 1996. Although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. If the California statute were so interpreted, the Company would be required to restructure some or all of its relationships with referring physicians who serve as Medical Directors of the Company's facilities and with the physicians who hold minority interests in certain of the Company's facilities.

  From time to time, the Company pays Medicare supplemental insurance premiums for patients with financial need. The provisions of the Kennedy-Kassebaum legislation issued January 1, 1997 may limit the Company's ability to pay for policy premiums for patients even with proven financial hardship. However, the Company believes that the bill did not intend to limit the Company's ability to pay premiums for insurance coverage to third-party or governmental payors. Furthermore, the Company believes that the bill may be amended to include provisions for the payment of premiums on behalf of ESRD patients or allow the Company to make grants to a foundation that may provide for such premium payments on behalf of ESRD patients.

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

  The Company's two licensed clinical laboratories are also subject to extensive federal and state regulation of performance standards, including the provisions of The Clinical Laboratory Improvement Act of 1967 and The Clinical Laboratory Improvement Amendments of 1988 Act, as well as the federal and state regulations described above. See "Government Regulation." The Company's laboratory subsidiary is presently the subject of a third-party carrier review. The third party carrier has requested medical and billing records for certain patients, and the Company has provided the requested records. The third-party carrier has not informed the Company of the reason for or the nature or scope of its review.

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

 Dependence on Physician Referrals

  The Company's facilities are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect the Company's overall operations. Referring physicians own minority interests in certain of the Company's dialysis facilities. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "Risk Factors--Operations Subject to Government Regulation."

ITEM 2. PROPERTIES.

  The Company operates 134 outpatient dialysis facilities, of which 128 are located in premises leased by the Company or its respective general partnerships or subsidiary corporations, six of which are located in buildings owned by the Company. The Company's leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. The Company's facilities range in size from approximately 2,000 to 10,000 square feet, with an approximate average size of 4,800 square feet. The Company's headquarters are located in a 17,000 square foot facility in Torrance, California. The Company's headquarters lease expires in 2000. The Company's general accounting office in Tacoma, Washington, is also leased for a term expiring in 2000. The Company owns one property that it is presently leasing to a third party. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

  Certain of the Company's facilities are operating at or near capacity. However, the Company believes it has adequate capacity within most of its existing facilities to accommodate significantly greater patient volume through increased hours and/or days of operation, or through the addition of dialysis stations at a given facility upon obtaining appropriate governmental approvals. With respect to other facilities, the Company believes that it can lease space at economically reasonable rates in the area of each of these facilities. Expansion or relocation of Company facilities would be subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a CON, approval of a Company application would be necessary for expansion.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to claims and suits in the ordinary course of business for which the Company believes it will be covered by insurance. The Company does not believe that the ultimate resolution of pending proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange since the Initial Public Offering.

                                                                  HIGH     LOW
     Transitional Fiscal Year Ended December 31, 1995
       4th Quarter (beginning October 31, 1995)................. $29 3/4 $18 3/4
     Fiscal Year Ended December 31, 1996
       1st Quarter.............................................. $32     $27 3/8
       2nd Quarter.............................................. $45 1/8 $32 3/4
       3rd Quarter.............................................. $42 1/4 $32 1/2
       4th Quarter.............................................. $46 1/8 $32 1/4
     Fiscal Year Ending December 31, 1997
       1st Quarter (through February 28, 1997).................. $36 5/8 $32

  The closing price of the Common Stock on February 28, 1997 was $34 7/8 per share. As of March 1, 1997 there were approximately 890 holders of the Company's Common Stock named as holders of record by The Bank of New York, the Company's registrar and transfer agent. Since the August 1994 Transaction the Company has not declared or paid cash dividends to its holders of Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company is subject to certain restrictions on its ability to pay dividends on its Common Stock under its credit facility (the "TRCH Credit Facility").

  Effective July 1, 1996, TRC purchased all of the assets of the Bertha Sirk Dialysis Center, Inc. and the Greenspring Dialysis Center, Inc. (collectively, "Bertha Sirk/Greenspring"). As partial consideration for the purchase the Company issued an aggregate of 25,168 unregistered shares of Common Stock to the two shareholders of Bertha Sirk/Greenspring. Such unregistered shares were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

  Effective August 1, 1996, TRC entered into an agreement with Port Charlotte Artificial Kidney Center, Inc. ("Port Charlotte") to merge Port Charlotte with and into TRC. As partial consideration for the merger the Company issued an aggregate of 36,545 unregistered shares of Common Stock to the two shareholders of Port Charlotte. Such unregistered shares were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected consolidated financial and operating data of the Company for the periods indicated. The consolidated financial data as of May 31, 1992, 1993, 1994 and 1995 and as of December 31, 1995 and 1996
and for each of the years in the four year period ended May 31, 1995, the seven month period ended December 31, 1995, and the year ended December 31, 1996 have been derived from the Company's audited consolidated financial statements. The consolidated financial data for the seven months ended December 31, 1994 and the year ended December 31, 1995 are unaudited and include all adjustments consisting solely of normal recurring adjustments necessary to present fairly the Company's results of operations for the period indicated. The results of operations for the seven month periods ended December 31, 1994 and 1995 are not necessarily indicative of the results which may occur for the full fiscal year. The following financial and operating data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements filed as part of this Report.

                                                              SEVEN MONTHS
                                                                  ENDED               YEAR ENDED
                                YEARS ENDED MAY 31,          DECEMBER 31,(1)         DECEMBER 31,
                          -------------------------------    ------------------    --------------------
                           1992    1993    1994    1995       1994       1995        1995        1996
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DA-
 TA:(2)
 Net operating
  revenues..............  $63,888 $71,576 $80,470 $98,968    $53,593    $89,711    $134,843    $272,947
                          ------- ------- ------- -------    -------    -------    --------    --------
 Facility operating
  expenses..............   45,599  49,440  56,828  65,583     36,012     57,406      86,977     183,987
 General and
  administrative
  expenses(3)...........    4,819   5,292   7,457   9,115      4,916      7,645      11,844      19,267
 Provision for doubtful
  accounts..............    2,118   2,050   1,550   2,371      1,363      1,811       2,819       5,496
 Depreciation and
  amortization..........    3,167   3,434   3,752   4,740      2,586      4,383       6,537      15,368
                          ------- ------- ------- -------    -------    -------    --------    --------
 Total operating
  expenses..............   55,703  60,216  69,587  81,809     44,877     71,245     108,177     224,118
                          ------- ------- ------- -------    -------    -------    --------    --------
 Operating income.......    8,185  11,360  10,883  17,159      8,716     18,466      26,666      48,829
 Interest expense, net..      110       9      13   7,203      3,300      5,584       9,244       5,175
                          ------- ------- ------- -------    -------    -------    --------    --------
 Income before income
  taxes, minority
  interests and
  extraordinary item....    8,075  11,351  10,870   9,956      5,416     12,882      17,422      43,654
 Income taxes...........    2,875   4,129   4,106   3,511      1,933      4,631       6,209      16,351
                          ------- ------- ------- -------    -------    -------    --------    --------
 Income before minority
  interests and
  extraordinary item....    5,200   7,222   6,764   6,445      3,483      8,251      11,213      27,303
 Minority interests in
  income of consolidated
  subsidiaries..........      535     775   1,046   1,593        833      1,784       2,544       3,578
                          ------- ------- ------- -------    -------    -------    --------    --------
 Income before
  extraordinary item....  $ 4,665 $ 6,447 $ 5,718 $ 4,852    $ 2,650    $ 6,467(4) $  8,669(4) $ 23,725(4)
                          ======= ======= ======= =======    =======    =======    ========    ========
 Income per share before
  extraordinary item....                          $  0.22(5) $  0.08(5) $  0.36(4) $   0.52(4) $   0.92(4)
                                                  =======    =======    =======    ========    ========

                                                                       SEVEN MONTHS
                                                                          ENDED      YEAR ENDED
                                        YEARS ENDED MAY 31,            DECEMBER 31, DECEMBER 31,
                                  --------------------------------     ------------ ------------
                                   1992    1993    1994     1995         1995(1)        1996
OPERATING DATA:
 Outpatient facilities (at
  period end)....................      35      36      37       57             68          134
 Treatments(6)................... 349,736 379,397 423,353  481,537        390,806    1,169,023
 Hospitals receiving inpatient
  services (at period end).......      33      32      28       48             55           87
                                        YEARS ENDED MAY 31,                  DECEMBER 31,
                                  --------------------------------     -------------------------
                                   1992    1993    1994     1995           1995         1996
                                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:(2)
 Working capital................. $ 8,508 $14,609 $20,064 $ 14,971       $ 54,691    $  99,299
 Total assets....................  32,509  36,003  43,621   77,558        163,998      374,080
 Long-term debt (including
  current portion)...............     437     267     198   88,142         55,894      104,616
 Mandatorily redeemable Common
  Stock(7).......................                            3,990
 Stockholders' equity
  (deficit)......................  22,568  29,015  34,733  (30,879)(8)     82,804      230,966

                                                  (See Notes on following page)

--------
(1) In 1995, the Company changed its fiscal year end to December 31 from May
    31.
(2) The August 1994 Transaction and subsequent acquisitions had a significant impact on the Company's capitalization and equity securities and on the Company's results of operations. Consequently, the Balance Sheet Data as of May 31, 1995 and as of December 31, 1995 and 1996 and the Income Statement Data for the fiscal year ended May 31, 1995, for the seven months ended December 31, 1995, and the year ended December 31, 1996 are not directly comparable to corresponding information as of prior dates and for prior periods, respectively.
(3) General and administrative expenses for the fiscal years ended May 31, 1992, 1993 and 1994 include overhead allocations by the Company's former parent of $662,000, $235,000 and $1,458,000, respectively. The overhead allocations for the fiscal years ended May 31, 1992 and 1993 were made using a different methodology than that used in the fiscal year ended May 31, 1994 and the substantial increase in that year reflects this change in methodology rather than a change in the level of services provided. No overhead allocation was made for the period from March 1, 1994 through the closing of the August 1994 Transaction, at which time the Company began to record general and administrative expenses as incurred on a stand-alone basis. General and administrative expenses for the fiscal year ended May 31, 1994 reflect $458,000 in expenses relating to a terminated equity offering.
(4) In December 1995, the Company recorded an extraordinary loss of $2,555,000, or $0.14 per share, net of tax, on the early extinguishment of debt. In July and September 1996, the Company recorded a combined extraordinary loss of $7,700,000 or $0.30 per share net of tax, on the early retirement of the remaining outstanding Senior Subordinated Discount Notes. See Note 7 of Notes to Consolidated Financial Statements.
(5) Income per share before extraordinary item for the year ended May 31, 1995 and for the seven months ended December 31, 1994 is presented on a pro forma basis to give effect to the August 1994 Transaction as if it had occurred on June 1, 1994. See Note 1 of Notes to Consolidated Financial Statements.
(6) Represents dialysis treatments provided in outpatient facilities, at home and in acute care hospitals. Home dialysis treatments are stated in hemodialysis equivalents. Only treatments rendered by the Company after the acquisition of a facility are included.
(7) Mandatorily redeemable Common Stock represents shares of Common Stock issued in certain acquisitions subject to put options that terminated upon the completion of the Initial Public Offering.
(8) In connection with the August 1994 Transaction, the Company paid a dividend to Tenet of $75.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto contained elsewhere in this Form 10-K.

BACKGROUND

  The Company's wholly owned subsidiary Total Renal Care, Inc., formerly Medical Ambulatory Care, Inc., was organized in 1979 by Tenet Healthcare Corporation ("Tenet," formerly National Medical Enterprises, Inc.), to own and operate Tenet's hospital-based dialysis services as freestanding dialysis facilities and to acquire and develop additional dialysis facilities in Tenet's markets. The Company was organized to facilitate the sale by Tenet of approximately 75% of its ownership interest (the "August 1994 Transaction") to DLJ Merchant Banking Partners, L.P. and certain of its affiliates ("DLJMB"), management of the Company and certain holders of debt securities of the Company. In connection with the August 1994 Transaction, the Company, NME Properties Corporation (a wholly-owned subsidiary of Tenet), Tenet and DLJMB entered into a number of agreements relating to, among other things, corporate governance, the provision of certain services to the Company by Tenet, and restrictions on stock transfers.

  In the August 1994 Transaction, the Company paid a dividend of $75.5 million to NME Properties out of the net proceeds from (i) the issuance of units consisting of $100 million in principal amount at maturity of 12% Senior Subordinated Discount Notes due 2004 (the "Discount Notes"), which were issued at approximately 70% of par, and 600,000 shares of Common Stock and (ii) borrowing under the Company's revolving credit facility with The Bank of New York (the "TRC Credit Facility"). The Company raised additional capital to fund the continuation of its growth strategy through the Initial Public Offering ("IPO") on October 30, 1995 in which the Company issued and sold 6,900,000 shares of its Common Stock and raised gross proceeds of $107 million. Concurrent with the IPO, the Company listed its Common Stock on the New York Stock Exchange under the symbol "TRL." Subsequent to the IPO, the Company changed its fiscal year end from May 31 to December 31.

  The Company raised additional capital to further fund its growth strategy with two secondary stock offerings in April and October of 1996 which raised gross proceeds to the Company of approximately $135 million. In October of 1996 the Company established its new $400 million TRCH Credit Facility with The Bank of New York as a replacement to the $130 million TRC Credit Facility. With the proceeds from the IPO and the secondary offerings the Company was able to complete the early retirement of the Discount Notes.

  Following the August 1994 Transaction, the Company implemented a focused strategy to increase net operating revenues per treatment and improve operating income margins. The Company has significantly increased per-treatment revenues through the addition of in-house clinical laboratory services, improved pricing, increased utilization of ancillary services and the addition of in-house pharmacy services. To improve operating income, the Company began a systematic review of the Company's vendor relations leading to the renegotiation of a number of supply contracts and insurance arrangements that reduced operating expenses. In addition the Company has focused on improving facility operating efficiencies and leveraging corporate and regional management. These improvements have been offset in part by increased amortization of goodwill and other intangible assets relating to the Company's acquisitions (all of which have been accounted for as purchase transactions) and start-up expenses related to de novo developments.

  The Company incurred approximately $70.4 million of indebtedness as a result of the August 1994 Transaction. The related interest expense had a significant impact on the Company's results of operations for the fiscal year ended May 31, 1995, the seven months ended December 31, 1995 and the fiscal year ended December 31, 1996. The Company's results of operations for these periods have also been materially affected by the implementation of the Company's growth strategy subsequent to the August 1994 Transaction. Consequently, the results of operations for the year ended May 31, 1995, the seven months ended December 31, 1995 and the fiscal year ended December 31, 1996 are not directly comparable to the results of operations for comparable prior periods.

NET OPERATING REVENUES

  Net operating revenues are derived primarily from four sources: (i) outpatient facility hemodialysis services, (ii) ancillary services, including EPO administration, clinical laboratory services and intravenous and oral pharmaceutical products and services, (iii) home dialysis services and related products and (iv) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. The Company's dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 21 months of treatment as mandated by law. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals. For the year ended May 31, 1995, approximately 62% and 8% of the Company's net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively. For the seven months ended December 31, 1995, approximately 60% and 7% of the Company's net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively. For the year ended December 31, 1996, approximately 61% and 6% of the Company's net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively. See "Item 1. Business--Operations-- Sources of Revenue Reimbursement."

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth selected unaudited quarterly financial and operating information for each of the last two calendar years:

                                                                QUARTERS ENDED
                          ---------------------------------------------------------------------------------------------
                          MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                            1995      1995         1995         1995        1996     1996         1996         1996
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARES AND PER TREATMENT DATA)
Net operating revenues..   $25,469  $30,732      $37,415      $41,335     $50,237  $64,583      $73,333      $84,794
Facility operating
 expenses...............    16,922   19,498       23,884       26,673      33,329   43,318       49,474       57,866
General and
 administrative
 expenses...............     2,423    2,777        3,107        3,537       3,901    4,800        4,943        5,623
Operating income........     4,286    6,356        7,776        8,356       9,551   11,556       13,126       14,596
Income before
 extraordinary item.....     1,001    1,898        2,485        3,285       4,276    5,726        6,536        7,187
Income per share before
 extraordinary item.....   $  0.07  $  0.12      $  0.16      $  0.16     $  0.19  $  0.22      $  0.25      $  0.27
Outpatient facilities...        45       60           62           68         108      116          126          134
Treatments..............   123,107  136,937      163,633      179,807     217,451  274,256      315,580      361,736
Net operating revenues
 per treatment..........   $206.89  $224.42      $228.65      $229.89     $231.03  $235.48      $232.38      $334.41
Operating income
 margin.................      16.8%    20.7%        20.8%        20.2%       19.0%    17.9%        17.9%        17.2%

  Utilization of the Company's services is generally not subject to material seasonal fluctuations. The quarterly variations shown above reflect the impact of increasing labor costs and decreasing margins related to the corresponding costs of providing services and amortization of intangibles from acquired facilities.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected information expressed as a percentage of net operating revenues for such periods:

                                               SEVEN MONTHS
                                 YEARS ENDED       ENDED        YEARS ENDED
                                   MAY 31,     DECEMBER 31,    DECEMBER 31,
                                 ------------  --------------  --------------
                                 1994   1995    1994    1995    1995    1996
Net operating revenues.......... 100.0% 100.0%  100.0%  100.0%  100.0%  100.0%
Facility operating expenses.....  70.6   66.3    67.2    64.0    64.5    67.4
General and administrative ex-
 penses.........................   9.3    9.2     9.2     8.5     8.8     7.1
Provision for doubtful ac-
 counts.........................   1.9    2.4     2.5     2.0     2.1     2.0
Depreciation and amortization...   4.7    4.8     4.8     4.9     4.8     5.6
Operating income................  13.5   17.3    16.3    20.6    19.8    17.9
Interest expense, net of inter-
 est income.....................    --    7.3     6.2     6.2     6.9     1.9
Income taxes....................   5.1    3.5     3.6     5.2     4.6     6.0
Minority interests..............   1.3    1.6     1.6     2.0     1.9     1.3
Income before extraordinary
 item...........................   7.1    4.9     4.9     7.2     6.4     8.7

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net Operating Revenues. Net operating revenues increased $138,104,000 to $272,947,000 for the year ended December 31, 1996 ("Year End 1996") from $134,843,000 for the year ended December 31, 1995 ("Year End 1995") representing a 102.4% increase. Of this increase $119,904,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment which was $233.48 in the Year End 1996 compared to $223.44 in the Year End 1995. The increase in operating revenues per treatment was due to the addition of TRC's ESRD laboratory in 1995 resulting in a full year of revenue in 1996, an overall increase in average reimbursement rates, increased ancillary services utilization primarily in the administration of EPO, the opening of its oral pharmaceutical and IV therapy program, and an increase in affiliated and unaffiliated facility management fees.

  Facility Operating Expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $97,010,000 to $183,987,000 in the Year End 1996 from $86,977,000 in the Year End 1995 and as a percentage of net operating revenues, facility operating expenses increased to 67.4% in the Year End 1996 from 64.5% in the Year End 1995. In the Year End 1996 the increase in facility operating expenses as a percentage of revenue primarily was due to increased labor and benefits partially incurred as a result of utilizing existing employees of the acquired facilities during the transition period.

  General and Administrative Expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $7,423,000 to $19,267,000 in the Year End 1996 from $11,844,000 in the Year End 1995, and as a percentage of net operating revenues, general and administrative expenses declined to 7.1% in the Year End 1996 from 8.8% in the Year End 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $2,677,000 to $5,496,000 in the Year End 1996 from $2,819,000 in the
Year End 1995, and as a percentage of net operating revenues, provision for doubtful accounts decreased to 2.0% in the Year End 1996 from 2.1% in the Year End 1995. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources. The decrease for the Year End 1996 reflects a decline in the older aging categories of accounts receivable due to increased collection efforts.

  Depreciation and Amortization. Depreciation and amortization increased $8,831,000 to $15,368,000 in the Year End 1996 from $6,537,000 in the Year End
1995, and as a percentage of net operating revenues, depreciation and amortization increased to 5.6% in the Year End 1996 from 4.8% in the Year End 1995. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $22,163,000 to $48,829,000 in the Year End 1996 from $26,666,000 in the Year End 1995, and as a percentage of net operating revenues, operating income decreased to 17.9% in the Year End 1996 from 19.8% in the Year End 1995. This decrease in operating income as a percent of revenue is primarily due to an increase in facility operating expenses and depreciation and amortization partially offset by a decrease in general and administrative expenses as a percentage of net operating revenues.

  Interest Expense. Interest expense, net of interest income, decreased $4,069,000 to $5,175,000 in the Year End 1996 from $9,244,000 in the Year End
1995, and as a percentage of net operating revenues, interest expense, net of interest income, was 1.9% in the Year End 1996 and 6.9% in the Year End 1995. Cash interest expense during the Year End 1996 was $2,656,000 and non-cash interest during the same period was $4,396,000 versus $1,216,000 and $8,901,000 in the Year End 1995, respectively. The decrease in the Year End 1996 non-cash interest expense was due primarily to the early extinguishment of a portion of the Discount Notes in December of 1995 and the remainder in the third quarter of the year ended December 31, 1996 (as discussed in "Liquidity and Capital Resources" below), and short term investment income earned on excess proceeds from the public stock offerings in April and October, 1996.

  Provision for Income Taxes. Provision for income taxes increased $10,142,000 to $16,351,000 in the Year End 1996 from $6,209,000 in the Year End 1995, and the effective income tax rate decreased to 40.6% in the Year End 1996 from 41.3% in the Year End 1995. The overall decrease in the effective tax rate is due to a reduction in the blended state rates and reducing nondeductible amortization as a percentage of revenues.

  Minority Interests. Minority interests represent the pretax income earned by physicians who directly or indirectly own minority interests in the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interests increased $1,304,000 to $3,578,000 in the Year End 1996 from $2,544,000 in the Year End 1995, and as a percentage of net operating revenues, minority interest decreased to 1.3% in the Year End 1996 from 1.9% in the Year End 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

  Extraordinary Loss. In December 1995 the Company redeemed 35% of the accreted value of the Discount Notes for a total redemption price of $31,912,000. In connection with this redemption, the Company recorded an extraordinary loss of $2,555,000 (net of income tax effect). In July and September 1996, the Company retired all remaining outstanding Notes for a total redemption price of $68,499,000. In connection with these redemptions, the Company recorded an extraordinary loss of $7,700,000 (net of income tax effect).

 SEVEN MONTHS ENDED DECEMBER 31, 1995 COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 1994

  Net Operating Revenues. Net operating revenues increased $36,118,000 to $89,711,000 for the seven months ended December 31, 1995 ("1995 Seven Month Period") from $53,593,000 for the seven months ended December 31, 1994 ("1994 Seven Month Period") representing a 67.4% increase. Of this increase $24,411,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment which was $229.55 in the 1995 Seven Month Period compared to $199.36 in the 1994 Seven Month Period, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to the addition of TRC's ESRD laboratory, an overall increase in reimbursement rates, increased ancillary services utilization primarily in the administration of EPO and the opening of its oral pharmaceutical and IV therapy program.

  Facility Operating Expenses. Facility operating expenses increased $21,394,000 to $57,406,000 in the 1995 Seven Month Period from $36,012,000 in the 1994 Seven Month Period and as a percentage of net operating revenues, facility operating expenses declined to 64.0% in the 1995 Seven Month Period from 67.2% in the 1994 Seven Month Period. In the 1995 Seven Month Period the decrease in facility operating expenses as a percentage of revenue was due to substantial reductions achieved in the costs of providing services, including medical and pharmaceutical supplies, and overall labor resource efficiencies.

  General and Administrative Expenses. General and administrative expenses increased $2,729,000 to $7,645,000 in the 1995 Seven Month Period from $4,916,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, general and administrative expenses declined to 8.5% in the 1995 Seven Month Period from 9.2% in the 1994 Seven Month Period. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $448,000 to $1,811,000 in the 1995 Seven Month Period from $1,363,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, provision for doubtful accounts decreased to 2.0% in the 1995 Seven Month Period from 2.5% in the 1994 Seven Month Period. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources. The decrease for the 1995 Seven Month Period reflects better management of accounts receivable, including increased collection efforts, billing accuracy and improved preauthorization procedures with payors.

  Depreciation and Amortization. Depreciation and amortization increased $1,797,000 to $4,383,000 in the 1995 Seven Month Period from $2,586,000 in the
1994 Seven Month Period, and as a percentage of net operating revenues, depreciation and amortization increased to 4.9% in the 1995 Seven Month Period from 4.8% in the 1994 Seven Month Period. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $9,750,000 to $18,466,000 in the 1995 Seven Month Period from $8,716,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, operating income increased to 20.6% in the 1995 Seven Month Period from 16.3% in the 1994 Seven Month Period. This increase in operating income is primarily due to a decrease in facility operating expenses as a percentage of net operating revenues.

  Interest Expense. Interest expense, net of interest income, increased $2,284,000 to $5,584,000 in the 1995 Seven Month Period from $3,300,000 in the
1994 Seven Month Period, and as a percentage of net operating revenues, interest expense, net of interest income, was 6.2% in the 1995 Seven Month Period and 6.2% in the 1994 Seven Month Period. Cash interest expense during the 1995 Seven Month Period was $1,063,000 and non-cash interest during the same period was $5,228,000 versus $26,000 and $3,274,000 in the 1994 Seven Month Period, respectively. The increase in the 1995 Seven Month Period cash interest expense was due primarily to increased borrowing under the TRC Credit Facility and the increase in non cash interest expense was due to the August 11, 1994 issuance of the Discount Notes, which resulted in four and a half months of interest expense recognized in the 1994 Seven Month Period as compared to a full seven months of interest expense recognized in the 1995 Seven Month Period. In addition, interest accrued in the 1995 Seven Month Period on a higher accreted principal amount through December 7, 1995, on which date the Company redeemed 35% of the principal amount of the Discount Notes at maturity. Cash interest initially would have been incurred on the Discount Notes on August 15, 1997.

  Provision for Income Taxes. Provision for income taxes increased $2,698,000 to $4,631,000 in the 1995 Seven Month Period from $1,933,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, provision for income taxes increased to 5.2% in the 1995 Seven Month Period from 3.6% in the 1994 Seven Month Period. The increase was primarily due to the increased profitability of the Company in the 1995 Seven Month Period versus the same period in the prior year.

  Minority Interests. Minority interests increased $951,000 to $1,784,000 in the 1995 Seven Month Period from $833,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, minority interest increased to 2.0% in the 1995 Seven Month Period from 1.6% in the 1994 Seven Month Period. This increase in minority interest as a percentage of revenue is a result of increased profitability at these partnership affiliates and subsidiaries and an increase in the number of company facilities owned by such partnership affiliates.

  Extraordinary Loss. On December 7, 1995 the Company redeemed 35% of the accreted value of the Discount Notes at a redemption premium of 111% for a total redemption price of $31,912,000. In connection with this redemption, the Company recorded an extraordinary loss of $2,555,000 (net of income tax effect) in December 1995.

 FISCAL 1995 AND 1994

  Net Operating Revenues. Net operating revenues increased $18,498,000 to $98,968,000 for the fiscal year ended May 31, 1995 from $80,470,000 for fiscal year ended May 31, 1994 representing a 23.0% increase. Of this increase, $11,412,000 was due to increased treatments (including acquisitions) for the fiscal year ended May 31, 1995. In the fiscal year ended May 31, 1995 and the fiscal year ended May 31, 1994, net operating revenues on a per-treatment basis were $205.53 and $190.08, respectively. The increase in net operating revenues per treatment in the fiscal year ended May 31, 1995 was primarily due to the addition of a Company-owned laboratory, an overall increase in reimbursement rates, and increases in administration of EPO per treatment.

  Facility Operating Expenses. In the fiscal year ended May 31, 1995, facility operating expenses increased $8,755,000 to $65,583,000 from $56,828,000 in the fiscal year ended May 31, 1994 and as a percentage of net operating revenues, facility operating expenses declined to 66.3% in the fiscal year ended May 31, 1995 from 70.6% in the fiscal year ended May 31, 1994. In the fiscal year ended May 31, 1995, the decrease in facility operating expenses as a percentage of net operating revenues was due to substantial reductions achieved in the costs of providing services, including medical supplies, general and corporate insurance products and overall labor resource efficiencies.

  General and Administrative Expenses. In the fiscal year ended May 31, 1995, general and administrative expenses increased $1,658,000 to $9,115,000 from $7,457,000 in the fiscal year ended May 31, 1994, and as a percentage of net operating revenues, general and administrative expenses declined to 9.2% in the fiscal year ended May 31, 1995 from 9.3% in the fiscal year ended May 31, 1994. This decline as a percentage of net operating revenues is a result of revenue growth and includes the full impact of stand-alone costs incurred since August 11, 1994 in place of overhead allocations for services provided by Tenet.

  Provision for Doubtful Accounts. In the fiscal year ended May 31, 1995, the provision for doubtful accounts increased $821,000 to $2,371,000 from $1,550,000 in the fiscal year ended May 31, 1994, and as a percentage of net operating revenues, the provision for doubtful accounts increased to 2.4% in the fiscal year ended May 31, 1995 from 1.9% in the fiscal year ended May 31, 1994. This increase was attributable to an increase in reserves for IDPN services rendered and increased amounts owed from private third party payors and patients.

  Depreciation and Amortization. In the fiscal year ended May 31, 1995, depreciation and amortization increased $988,000 to $4,740,000 from $3,752,000 in the fiscal year ended May 31, 1994, and as a percentage of net operating revenues, depreciation and amortization increased to 4.8% in the fiscal year ended May 31, 1995 from 4.7% in the fiscal year ended May 31, 1994. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. In the fiscal year ended May 31, 1995, operating income increased $6,276,000 to $17,159,000 from $10,883,000 in the fiscal year ended May 31, 1994, and as a percentage of net operating revenues, operating income increased to 17.3% in the fiscal year ended May 31, 1995 from 13.5% in the fiscal year ended May 31, 1994. This increase in operating income is primarily due to a decrease in facility operating expenses as a percentage of net operating revenues.

  Interest Expense. Prior to the fiscal year ended May 31, 1995, the Company did not have any significant interest bearing debt. In connection with the August 1994 Transaction and the implementation of the Company's growth strategy, the Company incurred substantial debt, some of which requires interest to be paid in cash and most of which is recognized as non-cash interest expense. For the fiscal year ended May 31, 1995, total interest expense, net of interest income, was $7,203,000, with non-cash interest expense of $6,947,000 and cash interest expense, net of cash interest income, of $256,000.

  Provision for Income Taxes. In the fiscal year ended May 31, 1995, the provision for income taxes decreased $595,000 to $3,511,000 from $4,106,000 in the fiscal year ended May 31, 1994, and as a percentage of net operating revenues, the provision for income taxes decreased to 3.5% in the fiscal year ended May 31, 1995 from 5.1% in the fiscal year ended May 31, 1994. This decrease was primarily due to the effects of the August 1994 Transaction, and the associated resulting increase in deductible non-cash interest expense causing a decline in income subject to income taxes of $914,000.

  Minority Interests. In the fiscal year ended May 31, 1995, minority interests increased $547,000 to $1,593,000 from $1,046,000 in the fiscal year ended May 31, 1994, and as a percentage of net operating revenues, minority interests increased to 1.6% in the fiscal year ended May 31, 1995 from 1.3% in the fiscal year ended May 31, 1994. The increase resulted from increased profitability at these partnership affiliates and subsidiaries, relating primarily to increased treatments.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities of the Company was $18,447,000, $6,277,000 and $15,069,000 for the Year End 1996, the seven months ended December 31, 1995 and the fiscal year ended May 31, 1995, respectively. Net cash provided by operating activities consists of the Company's net income, increased by an extraordinary item related to the early extinguishment of debt and non-cash expenses such as depreciation, amortization, accreted interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $171,546,000, $35,130,000 and $26,607,000 for the Year End
1996, the seven months ended December 31, 1995 and the fiscal year ended May 31, 1995, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $142,799,000 for the Year End 1996 consisting primarily of net proceeds from two public issuances of common stock and net proceeds from the TRCH Credit Facility, offset by amounts paid in connection with the remaining Discount Notes; $56,988,000 for the 1995 Seven Month Period consisting primarily of net proceeds from the Initial Public Offering, less amounts paid in connection with the redemption of 35% of the outstanding Discount Notes and net payments of borrowings under the TRC Credit Facility; and $12,135,000 for the fiscal year ended May 31, 1995, consisting primarily of debt and equity offering proceeds, and borrowings under the TRC Credit Facility, net of cash dividends paid to Tenet.

  The Company anticipates aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities including the development costs of 15 de novo facilities in the year ending December 31, 1997 will be approximately $33,800,000, as compared to $25,464,000 in the Year End 1996.

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

  From January 1, 1997 through March 1, 1997, the Company has paid approximately $8.1 million in consideration for acquisitions involving two agreements to acquire additional facilities. Additionally, the Company has entered into letters of intent to acquire additional facilities for approximately $92 million.

  Effective October 17, 1996, the Company refinanced its existing credit facility with the same lender to permit borrowings of up to $400,000,000. Under the TRCH Credit Facility, up to $50,000,000 may be used in connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. In general, borrowings under the TRCH Credit Facility bear interest at one of two floating rates selected by the Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); and (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.25% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed, the Alternate Base Rate.

  On November 25, 1996, the Company entered into a seven year interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1996 the total notional principal amount of this interest rate swap agreement was $85,000,000 and the effective interest rate thereon was 7.07%. The Company increased the notional amount of the interest rate swap agreement to $100,000,000 on February 25, 1997.

  Maximum borrowings under the TRCH Credit Facility will be reduced by $50,000,000 on September 30, 2000, $75,000,000 on September 30, 2001, and
another $75,000,000 on September 30, 2002, and the TRCH Credit Facility terminates on September 30, 2003. The TRCH Credit Facility contains financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION CONCERNING MEMBERS OF THE BOARD OF DIRECTORS

  The following table sets forth certain information concerning members of the Board of Directors of the Company:

         NAME         AGE                     POSITION
 Victor M.G. Chaltiel  55 Chairman of the Board, Chief Executive Officer,
                           President and Director
 Maris Andersons       59 Director
 Peter T. Grauer       51 Director
 Marsha M. Plotnitsky  41 Director
 David B. Wilson       37 Director

  Victor M.G. Chaltiel has been the Chairman, CEO and President of the Company and a Director of the Company since August 1994. Mr. Chaltiel served as President and CEO of Abbey Healthcare Group, Inc. ("Abbey") from November 1993 to February 1994 and prior thereto as Chairman, CEO and President of Total Pharmaceutical Care, Inc. ("TPC") from March 1989 to November 1993, when Abbey completed its acquisition of TPC. From May 1985 to October 1988, Mr. Chaltiel served as President, Chief Operating Officer and a Director of Salick Health Care, Inc., a publicly-held company focusing on the development of outpatient cancer and dialysis treatment centers. Mr. Chaltiel served in a consulting capacity with Salick Health Care, Inc. from October 1988 until he joined TPC. Prior to May 1985, Mr. Chaltiel was associated with Baxter International, Inc. ("Baxter") for 18 years in numerous corporate and divisional management positions, including Corporate Group Vice President with responsibility for the International Group and five domestic divisions with combined revenue in excess of $1 billion, President of Baxter's Artificial Organs Division, Vice President of its International Division, Area Managing Director for Europe and President of its French operations. While at Baxter, Mr. Chaltiel was instrumental in the development and successful worldwide commercialization of Continuous Ambulatory Peritoneal Dialysis, currently the most common mode of home dialysis.

  Maris Andersons has been a Director of the Company since August 1994. Mr. Andersons is a Senior Vice President and Senior Advisor, Corporate Finance, of Tenet Healthcare Corporation ("Tenet") and has held various senior executive offices with Tenet since 1976. Prior to joining Tenet, Mr. Andersons served as a Vice President of Bank of America.

  Peter T. Grauer has been a Director of the Company since August 1994. Mr. Grauer has been a Managing Director of DLJ Merchant Banking, Inc. ("DLJMB") since September 1992. From April 1989 to September 1992, he was a Co-Chairman of Grauer & Wheat, Inc., an investment firm specializing in leveraged buyouts. Prior thereto Mr. Grauer was a Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). Mr. Grauer is a Director of S.D. Warren Holdings Corporation, Doane Products Co. and Jitney Jungle Stores Co.

  Marsha M. Plotnitsky has been a Director of the Company since July 1995. Ms. Plotnitsky is a Managing Director in Mergers and Acquisitions at DLJ. She joined DLJ in 1984 and has been in her present position since 1991.

  David B. Wilson has been a Director of the Company since August 1994. Mr. Wilson has been a Senior Vice President of DLJMB since January 1993, and from January 1992 to January 1993 he was a Vice President of DLJ. From April 1989 to December 1991 he was a Vice President at Grauer & Wheat, Inc.

  No arrangement or understanding exists between any director and any other person or persons pursuant to which any director was or is to be selected as a director other than pursuant to the Shareholders Agreement. See "Certain Relationships and Related Transactions." None of the directors has any family relationship among themselves or with any executive officer of the Company.

INFORMATION CONCERNING EXECUTIVE OFFICERS

  The following table sets forth certain information concerning each person who is an executive officer of the Company:

         NAME          AGE                       POSITION
 Victor M. G. Chaltiel  55 Chairman of the Board, Chief Executive Officer,
                            President and Director
 Leonard W. Frie        50 Executive Vice President and Chief Operating Officer
 Barry C. Cosgrove      39 Vice President, General Counsel and Secretary
 John E. King           36 Vice President, Finance and Chief Financial Officer

  Executive officers of the Company are elected by and serve at the discretion of the Board. Set forth below is a brief description of the business experience of all executive officers other than Mr. Chaltiel, who is also a director. See "Information Concerning Members of the Board of Directors."

  Leonard W. Frie has been Executive Vice President and Chief Operating Officer of the Company since August 1994. Mr. Frie was President of the Company from April 1994 through August 1994. Prior thereto, Mr. Frie served as President of Medical Ambulatory Care, Inc. and its subsidiaries since 1984.

  Barry C. Cosgrove has been Vice President, General Counsel and Secretary of the Company since August 1994. Prior to joining the Company, from May 1991 to April 1994, Mr. Cosgrove served as Vice President, General Counsel and Secretary of TPC. From February 1988 to 1991, Mr. Cosgrove served as Vice President and General Counsel of McGaw Laboratories, Inc. (a subsidiary of the Kendall Company). Prior to February of 1988, Mr. Cosgrove was with the Kendall Company for seven years in numerous corporate, legal and management positions, including Assistant to the General Counsel.

  John E. King has been the Vice President, Finance and Chief Financial Officer of the Company since its inception in April 1994. Prior thereto, Mr. King served in the same capacity with Medical Ambulatory Care, Inc. since May 1, 1993. From December 1990 to April 1993, he was the Chief Financial Officer for one of Tenet's general acute hospitals.

  None of the executive officers has any family relationship among themselves or with any director of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act ("Section 16") requires the Company's executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (collectively, "Insiders") to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Company with copies of all Section 16(a) forms they file. The Company became subject to Section 16 in conjunction with the registration of its Common Stock under the Exchange Act effective October 31, 1995. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that its Insiders complied with all applicable Section 16 filing requirements during fiscal 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and to each of the executive officers for each of the fiscal years in the three-year period ended December 31, 1996 and for the twelve month period ended December 31, 1995 ("Calendar 1995"):

                          SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                              ----------------------------------
                                              ANNUAL COMPENSATION                    AWARDS             PAYOUTS
                                         ------------------------------------ ----------------------------------
                                                                                                                    ALL
                                                                              RESTRICTED    SECURITIES             OTHER
                                                                 OTHER ANNUAL   STOCK       UNDERLYING    LTIP    COMPEN-
        NAME AND                          SALARY       BONUS     COMPENSATION  AWARD(S)      OPTIONS    PAYOUTS   SATION
   PRINCIPAL POSITION         YEAR         ($)          ($)          ($)         ($)           (#)        ($)       ($)
Victor M.G. Chaltiel        Fiscal 1996  $285,186     $438,633       --            --        100,000          --   $5,366(1)
 Chairman of the Board,   Calendar 1995+  277,413      419,728++     --            --            --    $3,803,800   9,520(2)
 Chief Executive            Fiscal 1995   217,708(3)   412,500       --            --        886,667          --  207,645(4)
 Officer, President and     Fiscal 1994       --           --        --            --            --           --      --
 Director
Leonard W. Frie             Fiscal 1996   181,484      139,568       --            --         95,484          --   26,914(5)
 Executive Vice           Calendar 1995+  176,535      133,551++     --            --         63,334       14,300  80,849(6)
 President and Chief        Fiscal 1995   165,625      131,250       --        $99,061(7)     66,667       28,179 241,880(8)
 Operating Officer          Fiscal 1994*  130,000       29,700       --            --            --           --   22,231(9)
Barry C. Cosgrove           Fiscal 1996   145,189      111,655       --            --         69,650          --   10,556(10)
 Vice President, General  Calendar 1995+  144,480      106,842++     --            --         37,500       53,625   8,320(11)
 Counsel and Secretary      Fiscal 1995   116,777(12)  105,000       --            --         50,000          --    6,695(13)
                            Fiscal 1994       --           --        --            --            --           --      --
John E. King                Fiscal 1996    99,533       93,750       --            --         44,650          --   15,509(14)
 Vice President, Finance  Calendar 1995+   90,789       68,681++     --            --         12,500       17,875  42,362(15)
 and Chief Financial        Fiscal 1995    88,958       67,500       --         22,877(16)    16,667        2,500  41,487(17)
 Officer                    Fiscal 1994*   85,000       21,250       --            --            --           --   33,393(18)

--------
   + The Company changed its fiscal year from May 31 to December 31 in 1995. ++Includes the applicable pro-rata portion of the fiscal 1995 bonus amount.
   * During fiscal 1994 and a portion of fiscal 1995 the Company was a division of National Medical Enterprises, Inc., now known as Tenet.
 (1) Includes (i) an automobile allowance of $4,846, and (ii) $520 paid by the Company for an umbrella insurance policy.
 (2) Includes (i) an automobile allowance of $9,000, and (ii) $520 paid by the Company for an umbrella insurance policy.
 (3) Mr. Chaltiel joined the Company as of August 11, 1994. This figure represents the amount actually earned by Mr. Chaltiel from August 11, 1994 through May 31, 1995.
 (4) Includes (i) an automobile allowance of $7,125, (ii) $520 paid by the Company for an umbrella insurance policy, and (iii) a fee of $200,000 received by Mr. Chaltiel from the Company prior to his employment.
 (5) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) $4,894 in deferred compensation, and (iv) $13,000 in payment of cash value of accrued Paid Time Off.
 (6) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) a relocation fee of $67,435, (iv) $4,371 in deferred compensation, and (v) $23 reimbursed by Tenet with respect to an insurance policy.
 (7) Granted by Tenet based on Mr. Frie's unvested stock options in Tenet as of August 22, 1994 and the trading value of Tenet shares on that date.
 (8) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) a relocation fee of $88,598, (iv) $10,524 in deferred compensation, (v) $338 reimbursed by Tenet with respect to an insurance policy, (vi) $900 paid by Tenet with respect to life and disability insurance under Tenet's Supplemental Executive Retirement Plan, (vii) a bonus of $32,500 from Tenet, and
     (viii) a fee of $100,000 received from Tenet.

 (9) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) $11,707 in deferred compensation, (iv) $604 reimbursed by Tenet with respect to an insurance policy, and (v) $900 paid by Tenet with respect to life and disability insurance available under Tenet's Supplemental Executive Retirement Plan.
(10) Includes (i) an automobile allowance of $7,800, (ii) $520 paid by the Company for an umbrella insurance policy, and (iii) $2,236 in deferred interest income.
(11) Includes (i) an automobile allowance of $7,800, and (ii) $520 paid by the Company for an umbrella insurance policy.
(12) Mr. Cosgrove joined the Company as of August 8, 1994. This figure represents the amount actually earned by Mr. Cosgrove from August 8, 1994 through May 31, 1995.
(13) Includes (i) an automobile allowance of $6,175, and (ii) $520 paid by the Company for an umbrella insurance policy.
(14) Includes (i) an automobile allowance of $7,800, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) housing reimbursement of $3,624, and (iv) $3,565 in payment of cash value of accrued Paid Time Off.
(15) Includes (i) an automobile allowance of $7,800, (ii) $19,025 paid by the Company for relocation expenses, (iii) housing reimbursement of $14,990,
     (iv) $520 paid by the Company for an umbrella insurance policy, and (v) $27 reimbursed by Tenet with respect to an insurance policy.
(16) Granted by Tenet based on Mr. King's unvested stock options in Tenet as of August 22, 1994 and the trading value of Tenet shares on that day.
(17) Includes (i) an automobile allowance of $7,800, (ii) $19,025 paid by the Company for relocation expenses, (iii) $520 paid by the Company for an umbrella insurance policy, (iv) housing reimbursement of $13,707, and
     (iv) $435 reimbursed by Tenet with respect to an insurance policy.
(18) Includes (i) an automobile allowance of $7,800, (ii) $24,039 paid by the Company for relocation expenses, (iii) $520 paid by the Company for an umbrella insurance policy, (iv) $707 reimbursed by Tenet with respect to an insurance policy, and (v) $327 in payment of cash value of accrued Paid Time Off.

  The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1996:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL
                                                                          REALIZABLE VALUE
                                                                             AT ASSUMED
                                                                           ANNUAL RATES OF
                                                                             STOCK PRICE
                                                                          APPRECIATION FOR
                           INDIVIDUAL GRANTS                                 OPTION TERM
----------------------------------------------------------------------- ---------------------
                           NUMBER OF    % OF TOTAL
                          SECURITIES   OPTIONS/SARS EXERCISE
                          UNDERLYING    GRANTED TO  OR BASE
                         OPTIONS/SARS  EMPLOYEES IN  PRICE   EXPIRATION     5%        10%
          NAME           GRANTED(#)(1) FISCAL YEAR   ($/SH)     DATE      ($)(2)     ($)(2)
Victor M.G. Chaltiel....    100,000        9.2%     $39.375    5/8/06   $2,476,274 $6,275,359
Leonard W. Frie.........     32,150        2.9       39.375    5/8/06      796,122  2,017,528
Barry C. Cosgrove.......     32,150        2.9       39.375    5/8/06      796,122  2,017,528
John E. King............     32,150        2.9       39.375    5/8/06      796,122  2,017,528

--------
(1) All options are nonqualified stock options and were granted under the Company's 1994 Equity Compensation Plan. Such options vest over four year periods at an annual rate of 25% beginning on the first anniversary of the date of grant.
(2) The potential realizable dollar value of a grant is the product of: (a) the difference between: (i) the product of the per-share market price at the time of the grant and the sum of one (1) plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option or SAR); and (ii) the per-share exercise price of the option or SAR; and (b) the number of securities underlying the grant at fiscal year-end. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

  The following table sets forth information concerning the aggregate number of options exercised by each of the named executive officers during fiscal 1996:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                       VALUE OF UNEXERCISED
                                                 NUMBER OF UNEXERCISED     IN-THE-MONEY
                                                        OPTIONS              OPTIONS
                                                       AT FY-END            AT FY-END
                           SHARES                --------------------- --------------------
                         ACQUIRED ON    VALUE        EXERCISABLE/          EXERCISABLE/
          NAME           EXERCISE(#) REALIZED($)   UNEXERCISABLE(#)    UNEXERCISABLE($)(1)
Victor M.G. Chaltiel....       0           0             0/100,000      $       0/$      0
Leonard W. Frie.........       0           0        46,667/ 48,817      1,621,678/ 579,178
Barry C. Cosgrove.......       0           0        25,000/ 44,650        868,750/ 434,375
John E. King............       0           0         8,333/ 36,317        289,572/ 144,803

--------
(1) Value is determined by subtracting the exercise price from the fair market value of $36.25 per share (the closing price for the Company's Common Stock as reported by the New York Stock Exchange as of December 31, 1996) and multiplying the remainder by the number of underlying shares of Common Stock.

EMPLOYMENT AGREEMENTS

  Mr. Chaltiel entered into an employment agreement with the Company on August 11, 1994, pursuant to which he is employed by the Company for an initial term of three years, with one year automatic extensions at the end of each year. Such agreement is terminable by the Company at any time, subject, among other things, to severance payments as provided in the employment agreement. His base salary for fiscal 1996 was $285,186, subject to annual review by the Board for possible increases, with a minimum increase tied to the California consumer price index. Until May 31, 1999, Mr. Chaltiel will be entitled to a yearly bonus of up to 150% of his base salary based upon the Company achieving certain EBITDA performance targets. He also may be awarded an additional bonus at the discretion of the Board if Company EBITDA targets are exceeded by more than 15%. After May 31, 1999, Mr. Chaltiel will be awarded bonuses in a manner as determined in the sole discretion of the Board, on a basis reasonably consistent with past bonuses for similar performance. Although not yet formally effected, the Company anticipates that Mr. Chaltiel's employment agreement will be amended to reflect the Company's new fiscal year end of December 31.

  Mr. Chaltiel was also granted options pursuant to the Company's 1994 Equity Compensation Plan defined below representing a total of approximately 886,667 shares of Common Stock. The options had an exercise price of $1.50. By their terms, half of the options were to vest over a four-year period and the other half were to vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that the Company satisfied certain EBITDA performance targets. On September 18, 1995, the Board and the stockholders of the Company approved an agreement dated as of the same date by and between the Company and Mr. Chaltiel pursuant to which the vesting schedule for these options was accelerated such that all of Mr. Chaltiel's outstanding options became vested and exercisable immediately. In connection with this agreement, Mr. Chaltiel agreed to exercise all of his options at that time to purchase 886,667 shares of Common Stock at an exercise price of $1.50 per share. Mr. Chaltiel paid the exercise price pursuant to a $1,330,000 four-year promissory note bearing interest at the lesser of the prime rate or 8%. This note is subject to repayment, in part or in full, to the extent of the receipt of any proceeds received by Mr. Chaltiel upon disposition of such shares of Common Stock, and Mr. Chaltiel pledged these shares as collateral for repayment of this note. Also, in accordance with the agreement, the Company agreed to advance Mr. Chaltiel funds of up to $1,521,520 principal amount in the aggregate relating to Mr. Chaltiel's tax liability in connection with additional taxes associated with the exercise of such options. Such loans are evidenced by two additional promissory notes executed by Mr. Chaltiel. The first note for $1,348,447 was executed concurrently with Mr. Chaltiel's exercise of his options. The second note for $173,073 was executed as of April 15, 1996. Simultaneously with the execution of the agreement, Mr. Chaltiel and the Company entered into a Release and Pledge Agreement whereby the Company released 1,113,333 shares of Common Stock owned by Mr. Chaltiel from a previous pledge agreement and substituted the newly acquired 886,667 shares of Common Stock therefor.

  Mr. Frie entered into an employment agreement with the Company on August 11, 1994 and Messrs. Cosgrove and King entered into employment agreements with the Company dated September 1, 1994. Pursuant to said employment agreements, Messrs. Frie, Cosgrove and King are employed by the Company for an initial term of three years, two years and one year, respectively, with one-year automatic extensions at the end of each initial term. Each such agreement is terminable by the Company at any time subject, among other things, to severance payments as set forth therein. Base salary under the employment agreements is subject to annual review by the Board for possible increases, with a minimum increase tied to the California consumer price index. These employment agreements also provide for annual bonuses, through May 31, 1999, of up to 75% of base salary, one half of which will be based on the achievement of certain EBITDA performance targets and the other half of which will be awarded at the discretion of the Board. After May 31, 1999, bonuses will be awarded in the sole discretion of the Board. Although not formally effected, the Company anticipates that the employment agreements of the above named officers will be amended to reflect the Company's new fiscal year end of December 31. Each of Messrs. Frie, Cosgrove and King have also been granted options pursuant to the 1994 Equity Compensation Plan. The Options will vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that the Company satisfies certain EBITDA performance targets. If yearly performance targets are satisfied, the options will vest at a rate of 25% at the end of each year through December 31, 1997. As a result of the Company's performance in fiscal 1995, 25% of the options vested as of May 31, 1995 and an additional 25% of the Options vested each as of December 31, 1995 and December 31, 1996, respectively. The remaining 25% will be subject to early vesting on December 31, 1997. The exercise price of the options is $1.50 per share. Upon voluntary termination of employment, the Company may have the right to acquire all shares in the Company held by the terminated employee at Fair Market Value Per Share (as defined therein). Upon involuntary termination of employment, the Company may have the right to acquire all shares in the Company held by the terminated employee at 80% of Fair Market Value Per Share (as defined therein).

  On December 14, 1995, the Board amended the employment contract agreement and stock option agreement of each executive officer (other than Mr. Chaltiel) to provide for the immediate vesting of all of such officers' stock options at any time following the sale of fifty percent or more of the stock or assets of the Company, or upon a merger, consolidation or reorganization in which the Company does not survive, if any of such officers' employment is terminated for any reason.

                     REPORT OF THE COMPENSATION COMMITTEE
                            REGARDING COMPENSATION

  The Compensation Committee oversees the general compensation policies of the Company, the Company's compensation and stock incentive plans, establishes the compensation of Mr. Chaltiel, the Company's Chairman of the Board, Chief Executive Officer and President, and reviews Mr. Chaltiel's recommendations as to the compensation levels for the other executive officers.

COMPENSATION POLICY

  The goal of the Company's executive compensation program is to provide a strong and direct link among stockholder values, Company performance and executive compensation through the design and implementation of a sound compensation program that will attract and retain highly qualified personnel. Compensation programs are intended to complement the Company's short- and long-term business objectives and to focus executive efforts on the fulfillment of these objectives. The Board believes that cash compensation in the form of salary and performance-based bonuses provides Company executives with short-term rewards for success in operations, and that long-term compensation through the award of restricted stock and stock options encourages growth in management stock ownership which leads to expansion of management's stake in the long-term performance and success of the Company.

  Base Salary. In establishing 1996 base salary levels for executive officer positions, the Board considered the terms of the relevant employment agreements. For fiscal 1996, the Company's executive officers (other than Mr. Chaltiel) generally received raises in their annual base salary of approximately 3%. As the Company's philosophy is to reward executive officers through bonuses, stock and stock options, increases in base salary for fiscal 1996 are minimal compared to the improved corporate performance as well as increased job responsibilities as a result of the increased size of the Company.

  Bonus. Annual bonuses for executive officers are intended to reflect the Company's belief that management's contribution to stockholder returns comes from maximizing earnings and the quality of those earnings. Bonus awards are based largely on the Company's attainment of EBITDA performance targets established in each executive officer's employment agreement and each executive officer's target bonus is fixed as a percentage of his base salary. For fiscal 1996, bonuses paid to the Company's executive officers (other than Mr. Chaltiel) ranged from $93,750 to $139,568 (or 75% of such executive officers' base salaries).

  Restricted Stock and Stock Options. On August 5, 1994, the Company adopted the 1994 Equity Compensation Plan. The purpose of the 1994 Plan is to provide incentives and reward the contributions of key employees and officers for the achievement of long-term Company performance goals, as measured by earnings per share and the market value of the Common Stock. The Board set guidelines for the number and terms of stock option or restricted stock awards based on factors similar to those considered with respect to the other components of the Company's compensation program. The awards under the 1994 Plan are designed to align the interests of executives with those of the stockholders. Generally, stock options become exercisable at the end of nine years, but they may vest over a period of four years based on Company performance. The individual forfeits any installment which has not vested during the period of his or her employment. Under the 1994 Plan, the Board awarded stock options in fiscal 1996 to all executive officers.

  On October 24, 1995, the Company established the 1995 Equity Compensation Plan. The purpose of the 1995 Plan is to offer stock compensation to employees, directors, and other persons providing services to the Company and, accordingly, to strengthen the mutuality of interests between those persons and the Company's stockholders by providing those persons with a proprietary interest in the Company's long-term growth and financial success. No awards have been made under this plan.

COMPENSATION OF CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

  The Board believes that Victor M.G. Chaltiel, the Company's Chairman of the Board, Chief Executive Officer and President, provides valuable services to the Company and that his compensation should therefore be competitive with that paid to executives at comparable companies. In addition, the Board believes that an important portion of his compensation should be based on Company performance. Mr. Chaltiel's base salary is determined pursuant to his employment agreement. Mr. Chaltiel received an increase in his base salary effective as of October 1, 1996 of $9,178 (or 3% of base salary). The increase was based only upon a general cost of living increase as the Board's philosophy is to reward executive officers through bonuses, stock and stock options. Mr. Chaltiel is entitled under his employment agreement to a yearly bonus of up to 150% of his base salary based upon the Company achieving certain EBITDA performance targets. He also may be awarded an additional bonus at the discretion of the Board if Company EBITDA targets are exceeded by more than 15%. In fiscal 1996, Mr. Chaltiel's bonus was $438,633 (or 150% of his base salary).

BOARD OF DIRECTOR INTERLOCKS AND INSIDER PARTICIPATION

  No executive officer or director of the Company serves as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of the Company's Board. During fiscal 1996, Messrs. Chaltiel and Andersons were officers, employees or consultants of the Company.

INTERNAL REVENUE CODE SECTION 162(M)

  Under Section 162 of the Internal Revenue Code of 1986, as amended, the amount of compensation paid to certain executives that is deductible with respect to the Company's corporate taxes is limited to $1,000,000 annually. It is the current policy of the Board to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders.

                                          COMPENSATION COMMITTEE

                                          Maris Andersons
                                          Peter T. Grauer
                                          David B. Wilson

                            STOCK PRICE PERFORMANCE

  The following graph shows a comparison of cumulative total returns for the Company, the Standard & Poor's 400 and a Company-constructed Peer Group Index (as defined below). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on October 31, 1995 (the date the Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934), and that all dividends have been reinvested. The Company-constructed Peer Group Index consists of the following companies:
Renal Care Group, Renal Treatment Centers and Vivra. The Company believes that the companies in the Peer Group Index are the primary competitors of the Company. The Peer Group Index is weighted for the market capitalization of each company within the group.

  The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of the Company's Common Stock.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
          TOTAL RENAL CARE HOLDINGS, INC., THE STANDARD & POOR'S 400,
       AND TOTAL RENAL CARE HOLDINGS, INC.'S SELF-CONSTRUCTED PEER GROUP

                                 PEER
Measurement Period    TRCH       GROUP      S&P 400
------------------    --------   --------   ----------
Oct 31, 95            $100.00    $100.00    $100.00
Nov l, 95               95.706    100.462    100.243
Nov 2, 95              102.454    101.451    101.113
Nov 3, 95               98.16     103.517    101.393
Nov 6, 95               95.706    104.253    101.038
Nov 7, 95               93.252    104.506    100.721
Nov 8, 95               93.865    102.571    101.572
Nov 9, 95               99.387    103.098    101.867
Nov 10, 95             100.614    102.614    101.852
Nov 13, 95             101.841    102.867    101.892
Nov 14, 95             101.841    104.853    101.439
Nov 15, 95             100.614    104.737    102.368
Nov 16, 95             100.614    105.524    102.816
Nov 17, 95             101.841    104.672    103.213
Nov 20, 95             105.521    104.882    102.675
Nov 21, 95             105.521    105.048    103.215
Nov 22, 95             107.975    105.532    102.887
Nov 23, 95             107.975    105.532    102.887
Nov 24, 95             111.043    106.792    103.205
Nov 27, 95             119.018    107.749    103.309
Nov 28, 95             130.675    107.947    104.276
Nov 29, 95             137.423    108.095    104.456
Nov 30, 95             131.902    106.315    104.032
Dec l, 95              131.902    105.969    104.123
Dec 4, 95              128.834    107.106    105.17
Dec 5, 95              130.675    110.915    105.988
Dec 6, 95              139.264    113.865    106.376
Dec 7, 95              138.65     113.074    105.855
Dec 8, 95              139.877    112.431    106.196
Dec 11, 95             140.491    113.273    106.579
Dec 12, 95             145.399    112.598    106.464
Dec 13, 95             146.012    113.919    106.958
Dec 14, 95             146.012    115.916    106.152
Dec 15, 95             146.012    114.067    105.896
Dec 18, 95             140.491    112.681    104.124
Dec 19, 95             133.742    111.428    104.86
Dec 20, 95             129.448    112.417    103.73
Dec 21, 95             127.607    115.103    104.74
Dec 22, 95             127.607    115.103    105.037
Dec 25, 95             127.607    115.103    105.037
Dec 26, 95             127.607    114.197    105.355
Dec 27, 95             137.423    116.851    105.216
Dec 28, 95             137.423    115.334    105.104
Dec 29, 95             147.239    116.869    105.439
Jan l, 96              147.239    116.869    105.439
Jan 2, 96              143.558    118.039    106.383
Jan 3, 96              144.785    118.847    106.348
Jan 4, 96              138.65     117.479    105.931
Jan 5, 96              138.037    119.143    105.752
Jan 8, 96              137.423    119.522    106.173
Jan 9, 96              134.969    119.208    104.528
Jan 10, 96             136.196    118.959    102.677
Jan 11, 96             136.196    116.19     103.417
Jan 12, 96             141.104    117.443    103.091
Jan 15, 96             143.558    117.063    102.643
Jan 16, 96             146.626    116.8      103.864
Jan 17, 96             146.012    117.97     103.363
Jan 18, 96             139.264    123.198    103.89
Jan 19, 96             139.264    124.155    104.689
Jan 22, 95             138.037    121.169    105.173
Jan 23, 95             137.423    120.281    105.051
Jan 24, 95             136.81     117.826    106.399
Jan 25, 95             137.423    118.718    105.822
Jan 26, 95             135.583    120.201    106.696
Jan 29, 96             134.356    119.277    107.054
Jan 30, 96             134.356    117.844    108.171
Jan 31, 96             136.196    118.866    108.923
Feb 1, 96              139.877    124.621    109.683
Feb 2, 96              144.172    125.541    109.205
Feb 5, 95              146.012    128.625    110.189
Feb 6, 95              153.374    127.404    110.888
Feb 7, 95              157.055    127.404    111.313
Feb 8, 95              150.92     129.375    112.437
Feb 9, 95              149.08     129.032    112.469
Feb 12, 96             152.761    128.703    113.334
Feb 13, 96             144.172    130.848    113.145
Feb 14, 96             144.172    132.073    112.483
Feb 15, 96             142.331    131.941    111.791
Feb 16, 96             144.172    130.49     111.309
Feb 19, 96             144.172    130.49     111.309
Feb 20, 96             142.331    126.234    110.312
Feb 21, 96             142.945    124.508    111.573
Feb 22, 96             148.466    126.007    113.486
Feb 23, 96             147.239    129.148    113.468
Feb 26, 96             149.693    128.25     111.993
Feb 27, 96             150.307    131.712    111.408
Feb 28, 96             146.626    131.742    110.934
Feb 29, 96             144.785    132.102    110.139
Mar l, 96              146.012    130.951    110.623
Mar 4, 96              146.626    128.523    111.763
Mar 5, 96              147.239    128.916    112.689
Mar 6, 96              145.399    126.572    112.101
Mar 7, 96              149.08     129.739    112.611
Mar 8, 96              147.239    126.799    109.29
Mar 11, 95             144.785    125.875    110.848
Mar 12, 95             144.172    123.808    110.619
Mar 13, 95             145.399    126.569    110.926
Mar 14, 95             146.012    126.468    111.233
Mar 15, 95             145.399    127.219    111.424
Mar 18, 96             146.012    131.158    113.142
Mar 19, 96             146.012    129.719    112.858
Mar 20, 96             145.399    131.175    112.259
Mar 21, 96             144.172    133.323    112.164
Mar 22, 96             142.945    137.042    112.379
Mar 25, 96             146.626    140.084    112.148
Mar 26, 96             150.307    138.196    112.708
Mar 27, 96             151.534    136.218    111.986
Mar 28, 96             152.147    134.493    111.986
Mar 29, 96             152.761    133.215    111.376
Apr 1, 96              161.35     136.224    112.603
Apr 2, 96              160.736    138.525    112.891
Apr 3, 96              162.577    137.74     113.145
Apr 4, 96              171.779    140.608    113.304
Apr 5, 96              171.779    140.608    113.304
Apr 8, 96              173.006    139.059    111.66
Apr 9, 96              174.233    140.162    111.339
Apr 10, 96             177.914    140.431    109.975
Apr 11, 96             174.847    138.52     109.725
Apr 12, 96             173.62     139.105    110.374
Apr 15, 96             173.62     136.688    111.385
Apr 16, 96             175.46     140.67     112.081
Apr 17, 96             177.914    140.755    111.241
Apr 18, 96             173.62     145.001    111.589
Apr 19, 96             174.233    149.415    111.79
Apr 22, 96             176.687    150.819    112.215
Apr 23, 96             187.117    160.137    113.027
Apr 24, 96             198.16     157.105    112.832
Apr 25, 96             195.092    153.491    113.319
Apr 26, 96             193.252    153.977    113.42
Apr 29, 96             186.503    150.956    113.588
Apr 30, 96             187.73     154.401    113.6
May 1, 96              188.957    152.868    113.692
May 2, 96              178.528    145.195    111.996
May 3, 96              184.233    141.557    111.757
May 6, 96              184.049    145.864    111.718
May 7, 96              191.411    147.32     111.138
May 8, 96              193.252    146.764    111.948
May 9, 96              195.706    147.224    112.056
May 10, 96             212.27     149.76     112.996
May 13, 96             22l.472    154.498    114.806
May 14, 96             215.337    151.777    115.638
May 15, 96             212.27     153.235    115.712
May 16, 96             207.362    157.888    115.684
May 17, 96             201.841    158.705    116.402
May 20, 96             202.454    161.709    117.32
May 21, 96             200.614    161.543    117.07
May 22, 96             196.933    165.811    117.943
May 23, 96             194.479    166.996    117.692
May 24, 96             201.227    169.747    118.031
May 27, 96             201.227    169.747    118.031
May 28, 96             197.546    166.263    116.975
May 29, 96             194.479    166.693    116.214
May 30, 96             201.841    167.656    117.085
May 31, 96             202.454    167.555    116.711
Jun 3, 96              203.068    166.382    116.51
Jun 4, 96              200.614    164.38     117.25
Jun 5, 96              195.706    161.776    118.113
Jun 6, 96              198.16     159.598    117.106
Jun 7, 96              193.865    158.379    117.477
Jun 10, 96             189.571    157.371    117.322
Jun 11, 96             188.957    158.874    117.098
Jun 12, 96             189.571    158.526    116.86
Jun 13, 96             188.957    157.386    116.553
Jun 14, 96             190.798    158.075    116.139
Jun 17, 96             190.184    156.379    116.016
Jun 18, 96             190.798    152.108    115.336
Jun 19, 96             190.798    151.716    115.405
Jun 20, 96             190.184    147.831    115.497
Jun 21, 96             189.571    145.704    116.389
Jun 24, 96             185.89     149.156    116.673
Jun 25, 96             190.184    151.344    116.496
Jun 26, 96             188.344    150.658    115.701
Jun 27, 96             192.638    150.798    116.224
Jun 28, 96             207.362    155.229    116.429
Jul 1, 96              207.362    151.535    117.287
Jul 2, 96              205.522    150.765    116.892
Jul 3, 96              201.227    152.759    116.635
Jul 4, 96              201.227    152.759    116.635
Jul 5, 96              200.614    150.279    114.293
Jul 8, 96              191.411    149.838    113.588
Jul 9, 96              193.252    149.274    113.85
Ju1 10, 96             192.025    147.526    114.006
Jul 11, 96             175.46     139.944    112.145
Jul 12, 96             173.006    138.871    112.072
Ju1 15, 96             165.031    131.617    110.477
Ju1 16, 96             159.509    134.248    108.731
Jul 17, 96             166.258    138.763    109.814
Jul 18, 96             167.485    143.585    111.474
Jul 19, 96             174.233    142.899    110.681
Jul 22, 96             170.552    141.266    109.763
Jul 23, 96             167.485    139.394    108.374
Jul 24, 96             165.031    137.442    108.331
Jul 25, 96             169.325    141.641    109.157
Jul 26, 96             172.393    145.765    110.056
Jul 29, 96             174.233    145.265    109.148
Jul 30, 96             174.847    144.212    109.896
Jul 31, 96             175.46     144.383    110.81
Aug 1, 96              170.552    146.317    112.509
Aug 2, 96              172.393    149.453    114.48
Aug 5, 96              179.755    154.512    114.217
Aug 6, 96              182.209    154.253    114.689
Aug 7, 96              186.503    163.271    115.022
Aug 8, 96              182.822    162.679    114.664
Aug 9, 96              186.503    160.682    114.446
Aug 12, 95             188.344    160.612    115.051
Aug 13, 95             186.503    156.606    114.104
Aug 14, 95             186.503    159.734    114.415
Aug 15, 95             185.89     159.648    114.471
Aug 16, 95             185.276    159.5      114.793
Aug 19, 96             183.436    160.1      114.991
Aug 20, 96             178.528    156.256    114.785
Aug 21, 96             182.822    159.037    114.668
Aug 22, 96             184.049    159.223    115.668
Aug 23, 96             185.89     159.015    115.13
Aug 26, 96             189.571    157.446    114.578
Aug 27, 96             193.252    159.395    115.024
Aug 28, 96             195.706    159.673    114.817
Aug 29, 96             198.773    157.554    113.528
Aug 30, 96             201.841    158.14     112.632
Sep 2, 96              201.841    158.14     112.632
Sep 3, 96              198.773    155.843    113.167
Sep 4, 96              197.546    155.443    113.393
Sep 5, 96              195.092    152.621    112.32
Sep 6, 96              195.706    152.227    113.374
Sep 9, 96              193.865    156.355    114.734
Sep 10, 96             190.798    156.772    114.781
Sep 11, 96             187.117    158.421    115.317
Sep 12, 96             184.049    161.263    115.974
Sep 13, 96             185.276    161.567    117.559
Sep 16, 96             192.025    161.168    118.202
Sep 17, 96             188.957    159.227    118.234
Sep 18, 96             188.957    158.812    118.066
Sep 19, 96             193.252    161.685    118.43
Sep 20, 96             192.638    164.281    119.106
Sep 23, 96             191.411    163.672    118.895
Sep 24, 96             190.798    163.78     118.718
Sep 25, 96             190.798    162.717    118.734
Sep 26, 96             190.798    163.083    118.603
Sep 27, 96             191.411    166.127    118.588
Sep 30, 96             196.319    165.635    118.839
Oct 1, 96              191.411    161.675    119.006
Oct 2, 96              199.387    161.806    119.853
Oct 3, 96              200        161.883    119.658
Oct 4, 96              211.043    163.139    121.025
Oct 7, 96              217.791    164.286    121.448
Oct 8, 96              220.859    167.622    120.959
Oct 9, 96              218.405    166.674    120.306
Oct 10, 96             219.632    167.431    120.005
Oct 11, 96             222.086    169.056    121.065
Oct 14, 96             226.38     169.425    121.625
Oct 15, 96             217.178    169.619    121.437
Oct 16, 96             210.43     169.079    121.856
Oct 17, 96             201.841    167.184    122.136
Oct 18, 96             204.908    164.796    122.743
                       211.656    162.154    122.401

  The information contained above under the captions "Report of the Compensation Committee Regarding Compensation" and "Stock Price Performance" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information regarding the ownership of the Company's Common Stock as of December 31, 1996 by (i) all those persons known by the Company to own beneficially more than 5% of the Company's Common Stock,
(ii) each director and each executive officer of the Company and (iii) all directors and executive officers as a group. Except as otherwise noted under "Certain Relationships and Related Transactions," the Company knows of no agreements among its stockholders which relate to voting or investment power over its Common Stock or any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

                                      NUMBER OF SHARES    PERCENTAGE OF SHARES
    NAME OF BENEFICIAL OWNER(1)     BENEFICIALLY OWNED(1) BENEFICIALLY OWNED(1)
Victor M.G. Chaltiel...............         910,514                3.4%
 c/o Total Renal Care Holdings,
 Inc.
 21250 Hawthorne Blvd.
 Torrance, California 90503
DLJ Merchant Banking Partners,
 L.P.(2)...........................         951,588                3.6%
DLJ International Partners,
 C.V.(2)...........................         427,134                1.6%
DLJ Offshore Partners, C.V.(2).....          24,765                  *
DLJ First ESC LLC(2)...............         237,711                  *
DLJ Merchant Banking Funding,
 Inc.(2)...........................         383,036                1.4%
NME Properties Corp................       3,000,000               11.3%
 c/o Tenet Healthcare Corporation
 30 South La Patera Lane
 Goleta, California 93117
Maris Andersons(3).................             333                  *
Barry C. Cosgrove(4)...............         105,670                  *
Leonard W. Frie(5).................         134,108                  *
Peter T. Grauer(6).................               0                 --
John E. King(7)....................          32,445                  *
Marsha M. Plotnitsky(6)............               0                 --
David B. Wilson(6).................               0                 --
All directors and executive
 officers as a group (8 persons)...       1,183,070                4.5%

--------
  * Amount represents less than 1% of the Company's Common Stock.
(1) Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares of Common
    Stock shown as beneficially owned by them, subject to community property rules where applicable and the information contained in this table and these notes.
(2) The address of DLJ Merchant Banking Partners, L.P. ("DLJMBP"), DLJ First ESC, LLC ("DLJESC") and DLJ Merchant Banking Funding, Inc. ("DLJMBF") is 277 Park Avenue, New York, New York 10172. The address of DLJ
    International Partners, C.V. ("DLJIP") and DLJ Offshore Partners, C.V. ("DLJOP") is John B. Gorsiraweg 6, Willemstad, Curacao, Netherlands Antilles. As a general partner of each of DLJMBP, DLJIP and DLJOP, DLJ Merchant Banking, Inc. may be deemed to beneficially own indirectly all of the shares held directly by DLJMBP, DLJIP and DLJOP, and as the indirect parent of each of DLJ Merchant Banking, Inc. and DLJMBF, Donaldson, Lufkin & Jenrette, Inc. ("DLJ") may be deemed to beneficially own indirectly all of the shares held by DLJMBP, DLJIP, DLJOP and DLJ LBO Plans Management Corporation ("DLJLBO"), the manager of DLJESC and DLJMBF. DLJ is a 78.2% owned subsidiary of The Equitable Companies Incorporated ("Equitable").
    The address of DLJ Merchant Banking, Inc., DLJLBO and DLJ is 277 Park Avenue, New York, New York 10172. Equitable filed a Schedule 13G with the Securities and Exchange Commission on February 14, 1996 with respect to these shares. Also parties to this filing were AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, Uni Europe Assurance Mutuelle
    (collectively, the "Mutuelles AXA") and AXA. The Mutuelles AXA, as a group, and AXA disclaimed beneficial ownership of any shares held by subsidiaries of Equitable. In addition, the above-referenced Schedule 13G disclosed that Wood, Struthers & Winthrop Management Corp., an indirect subsidiary of DLJ, acquired 10,000 shares of the Company's Common Stock solely for investment purposes on behalf of client discretionary investment advisory accounts.
(3) Includes 333 shares of Common Stock issuable upon the exercise of the portion of options held by him that are exercisable within 60 days after December 31, 1996.
(4) Includes 25,000 shares of Common Stock issuable upon the exercise of the portion of options held by him that are exercisable within 60 days after December 31, 1996.
(5) Includes 46,667 shares of Common Stock issuable upon the exercise of options held by him that are exercisable within 60 days after December 31, 1996.
(6) Mr. Grauer is a Managing Director of DLJMB. Ms. Plotnitsky is a Managing Director of DLJ, an affiliate of DLJMB. Mr. Wilson is a Senior Vice President of DLJMB. The share ownerships of Mr. Grauer, Ms. Plotnitsky and Mr. Wilson do not include any of the shares included in the table above as beneficially owned by DLJMB, as to which Mr. Grauer, Ms. Plotnitsky and Mr. Wilson disclaim beneficial ownership.
(7) Includes 8,333 shares of Common Stock issuable upon the exercise of the portion of options held by him that are exercisable within 60 days after December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During fiscal 1996, Company compensation determinations were made by the Board. Victor M.G. Chaltiel is Chairman of the Board, Chief Executive Officer, President and a Director of the Company and Total Renal Care, Inc. Pursuant to Mr. Chaltiel's employment agreement and the 1994 Plan, Mr. Chaltiel purchased 1,113,334 shares of Common Stock at $1.50 per share. Mr. Chaltiel paid $835,000 of the purchase price in cash, with the remainder being evidenced by a four-year promissory note bearing interest at the lesser of the prime rate or 8% per annum, which note is secured by a pledge of certain shares of stock of the Company owned by Mr. Chaltiel. In July 1995, the Board approved a one-year deferral of all scheduled principal and accrued interest payments under all outstanding promissory notes, including this four-year promissory note. On September 18, 1995, the Company and Mr. Chaltiel entered into an agreement pursuant to which Mr. Chaltiel purchased 886,667 shares of Common Stock upon exercise of options held by him. Mr. Chaltiel paid for such shares with a four-year promissory note for $1,330,000 bearing interest at the lesser of the prime rate or 8%. This note is subject to repayment, in part or in full, to the extent of the receipt of proceeds received by Mr. Chaltiel, upon disposition of such shares of Common Stock, and Mr. Chaltiel pledged these shares as collateral for repayment of this note. The Company agreed to advance Mr. Chaltiel funds of up to $1,521,520 principal amount in the aggregate relating to Mr. Chaltiel's tax liability in connection with the shares. Such loans are evidenced by two additional promissory notes executed by Mr. Chaltiel. The first note for $1,348,447 was executed concurrently with Mr. Chaltiel's exercise of his options. The second note for $173,073 was executed as of April 15, 1996. Simultaneously with the execution of the agreement, Mr. Chaltiel and the Company entered into a Release and Pledge Agreement whereby the Company released 1,113,333 shares of Common Stock owned by Mr. Chaltiel from a previous pledge agreement and substituted the newly acquired 886,667 shares of Common Stock therefor.

  Certain of the Company's officers and employees have received loans from the Company in connection with the purchase of shares of Common Stock. All of the loans have similar terms. The loans bear interest at the lower of 8% or the prime rate, and are secured by all of the borrower's interests in Common Stock of the Company, including all vested stock options. When made, the loans had a four-year term and one quarter of the original principal amount thereof plus all accrued interest thereon had to be paid annually, subject to the limitation that the borrower was not required to make any payment that exceeded 50% of the proceeds of such borrower's after-tax bonus from the Company (based on maximum tax rates then in effect). To date, the Board has approved deferrals of all scheduled principal and accrued interest payments under all such loans. No other terms of the loans have been changed.

  As of December 31, 1996, Leonard W. Frie, Barry C. Cosgrove and John E. King had loans outstanding from the Company with principal amounts of $100,000, and $70,000 and $25,000, respectively (with respect to

Mr. Cosgrove, $50,000 was borrowed to purchase shares of Common Stock and $20,000 was borrowed for relocation costs). Victor M.G. Chaltiel had an outstanding loan of $835,000 prior to the addition on September 18, 1995 of $2,678,447 pursuant to similar loans in connection with Mr. Chaltiel's exercise of options for 886,667 shares of Common Stock and related personal income tax obligations. These loans are secured by a pledge of 866,667 shares of Common Stock. Mr. Chaltiel received a similar loan from the Company on April 15, 1996, in the amount of $173,073, in connection with additional taxes associated with the exercise of such options.

  Maris Andersons, a Director of the Company, serves as a consultant to the Company. He has been granted options, vesting over four years, to purchase an aggregate of 46,183 shares of Common Stock in consideration for these services. As of December 31, 1996, Mr. Andersons has exercised 8,000 of said options leaving a balance of 38,183 options to purchase shares of common stock.

  In August 1994, the Company, NME Properties, DLJMB, and certain members of management entered into a Shareholders Agreement (the "Shareholders Agreement") that governs their relationships. Pursuant to the Shareholders Agreement, the Company's Board consists of five members: four nominated by DLJMB and one nominated by NME Properties. The Shareholders Agreement also provides for restrictions on transfers of Common Stock, including a prohibition on stock transfers by DLJMB and NME Properties if such transfer would result in a Change of Control (as defined in the Shareholders Agreement). The Shareholders Agreement also includes certain rights of first refusal in favor of DLJMB in the event NME Properties proposes to transfer shares of Common Stock and certain rights and obligations on the part of NME Properties to participate in transfers of shares by DLJMB.

  The Shareholders Agreement restricts DLJMB from owning more than 50% of (or controlling) other dialysis entities except as part of the process of combining such entities with the Company. The Shareholders Agreement also provides that DLJMB and NME Properties each have the right, subject to certain conditions, to request that the Company register shares of the Common Stock they own under the Securities Act of 1933, as amended (the "Securities Act"), (but not more than four times each), and to participate in other registrations of the Company's securities, in each case at the Company's expense.

  The Company has entered into indemnity agreements with each of its directors and all of its officers, which agreements require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, employees or agents of the Company (other than liabilities arising from conduct in bad faith or which is knowingly fraudulent or deliberately dishonest), and, under certain circumstances, to advance their expenses incurred as a result of proceedings brought against them.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)Documents filed as part of this Report:

    (1) Index to Financial Statements:

                                                                           PAGE
         Report of Independent Accountants of Price Waterhouse LLP         F-1
         Independent Auditors' Report of KPMG Peat Marwick LLP             F-2
         Consolidated Balance Sheets as of December 31, 1995 and December
         31, 1996                                                          F-3
         Consolidated Statements of Income for years ended May 31, 1994 and May 31, 1995, the seven months ended December 31, 1994
         (unaudited) and December 31, 1995 and the years ended December
         31, 1995 (unaudited) and December 31, 1996                        F-4
         Consolidated Statements of Stockholders' Equity for the years ended May 31, 1994 and May 31, 1995, the transitional period
         ended December 31, 1995 and the year ended December 31, 1996      F-5
         Consolidated Statements of Cash Flows for years ended May 31,
         1994 and May 31, 1995, the seven months ended December 31, 1994
         (unaudited) and December 31, 1995 and the years ended December
         31, 1995 (unaudited) and December 31, 1996                        F-6
         Notes to Consolidated Financial Statements                        F-7

    (2) Index to Financial Statement Schedules:

         Report of Independent Accountants on Financial Statement
         Schedule of Price Waterhouse LLP                          S-1
         Independent Auditors' Report of KPMG Peat Marwick LLP     S-2
         Schedule II--Valuation and Qualifying Accounts            S-3

    (3)(a) Exhibits:

  3.1 Amended and Restated Certificate of Incorporation of the Company, dated
       December 4, 1995.++++
  3.2 Bylaws of the Company, dated October 6, 1995.+
  4.1 Shareholders Agreement, dated August 11, 1994 between DLJMB, DLJIP,
       DLJOP, DLJMBF, NME Properties, Continental Bank, as voting trustee, and the Company.++
  4.2 Agreement and Amendment, dated as of June 30, 1995, between DLJMBP,
       DLJIP, DLJOP, DLJMBF, DLJESC, Tenet Healthcare Corporation, the Company,
       Victor M.G. Chaltiel, the Putnam Purchasers, the Crescent Purchasers and the Harvard Purchasers, relating to the Shareholders Agreement dated as of August 11, 1994 between DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties,
       Continental Bank, as voting trustee, and the Company.++
 10.1 Credit Agreement by and among Total Renal Care Holdings, Inc., the
       Lenders party thereto, BNY Capital Markets, Inc. and Donaldson Lufkin &
       Jenrette Securities Corporation as Arrangers, DLJ Capital Funding, Inc.
       as Documentation Agent and The Bank of New York as Administrative Agent, dated as of October 11, 1996 (the "TRCH Credit Facility").++
 10.2 Guaranty by Total Renal Care, Inc. to The Bank of New York, as
       Administrative Agent, pursuant to the TRCH Credit Facility.++
 10.3 Subscription Agreement dated May 26, 1994 between DLJMB, DLJIP, DLJOP,
       DLJMBF, NME Properties, Tenet and the Company.+
 10.4 Services Agreement dated August 11, 1994 between the Company and Tenet.++
 10.5 Noncompetition Agreement dated August 11, 1994 between the Company and
       Tenet.++

 10.6  Employment Agreement dated as of August 11, 1994 by and between the
        Company and Victor M.G. Chaltiel (with forms of Promissory Note and
        Pledge and Stock Subscription Agreement attached as exhibits thereto)
        (the "Chaltiel Employment Agreement").++*
 10.7  Amendment to Chaltiel Employment Agreement, dated as of August 11,
        1994.++*
 10.8  Employment Agreement dated as of September 1, 1994 by and between the
        Company and Barry C. Cosgrove.++*
 10.9  Employment Agreement dated as of August 11, 1994 by and between the
        Company and Leonard W. Frie (the "Frie Employment Agreement").++*
 10.10 Amendment to Frie Employment Agreement, dated as of October 11, 1994.++*
 10.11 Employment Agreement dated as of September 1, 1994 by and between the
        Company and John E. King.++*
 10.12 First Amended and Restated 1994 Equity Compensation Plan (the "1994
        Plan") of the Company (with form of Promissory Note and Pledge attached as an exhibit thereto), dated August 5, 1994.++*
 10.13 Form of Stock Subscription Agreement relating to the 1994 Plan.++*
 10.14 Form of Purchased Shares Award Agreement relating to the 1994 Plan.++*
 10.15 Form of Nonqualified Stock Option relating to the 1994 Plan.++*
 10.16 1995 Equity Compensation Plan.+*
 10.17 Employee Stock Purchase Plan.+*
 10.18 Option Exercise and Bonus Agreement dated as of September 18, 1995 between the Company and Victor M.G. Chaltiel.+*
 11    Computation of Per Share Earnings.X
 21    List of Subsidiaries of the Company.X
 23.1  Consent of KPMG Peat Marwick LLP.X
 23.2  Consent of Price Waterhouse LLP.X
 24    Powers of Attorney with respect to the Company. X
 27    Financial Data Schedule.X

--------
  X  Included in this filing.
 ++ Filed on October 18, 1996 as an exhibit to the Company's Current Report on Form 8-K.
 +++ Filed+on March 18, 1996 as an exhibit to the Company's Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 + Filed on October 24, 1995 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-97618).
  ++ Filed on October 10, 1995 as an exhibit to Amendment No. 1 to the
     Company's Registration Statement on Form S-1 (Registration Statement No. 33-97618).
+++ Filed on October 2, 1995 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-97618).
 + Filed on June 6, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-79770).
  ++ Filed on August 29, 1995 as an exhibit to the Company's Form 10-K for the year ended May 31, 1995.
 *   Management contract or executive compensation plan or arrangement.

  (b) Reports on Form 8-K:

    Current Report on Form 8-K/A-1, dated February 13, 1996, reporting under
  Item 7 the combined financial statements of Southwest Renal Care, Ltd. and Dialysis Medical Supplies, Inc. and unaudited pro forma financial information.

    Current Report on Form 8-K, dated March 18, 1996, reporting under (i)
  Item 2 the acquisition of the stock of Upstate Dialysis Center, Inc., the signing of a definitive agreement to manage Greer Kidney Center, Inc. and the purchase of the Nephrology Services Business of Caremark International, Inc., (ii) Item 5 the entry into an Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of TRC was to be merged with and into Downtown Dialysis Center, Inc. and (iii) Item 7 the financial statements of each of Caremark International, Inc.'s Nephrology Services Business, Greer Kidney Center, Inc., Upstate Dialysis Center, Inc., Downtown Dialysis Center, Inc. and unaudited pro forma financial information.

    Current Report on Form 8-K, dated August 29, 1996, reporting under Item 5 the issuance of press releases by TRCH dated August 6, 1996 and August 29, 1996, respectively.

    Current Report on Form 8-K, dated October 18, 1996, reporting under Item 7 the TRCH Credit Facility, the financial statements of each of Burbank Dialysis Group, Inc., Pasadena Dialysis Center, Inc., the combined financial statements of Piedmont Dialysis, Inc. and Peralta Renal Center, Inc., the combined financial statements of Bertha Sirk Dialysis Center, Inc. and Greenspring Dialysis Center, Inc. and the combined financial statements of Houston Kidney Center, LLP, Northwest Kidney Center, LLP, North Houston Kidney Center, LLP and Houston Kidney Center Southeast, LLP and unaudited pro forma financial information.

    Current Report on Form 8-K, dated October 25, 1996, reporting under Item 5 and Item 7 the press release dated October 25, 1996 announcing third quarter earnings.

    Current Report on Form 8-K, dated October 30, 1996, reporting under Item 5 the pro forma financial statements to reflect as of September 30, 1996, certain insignificant acquisitions consummated as of October 1, 1996 and probable acquisitions as of October 30, 1996 and the retirement of 12% Senior Subordinated Discount Notes and reporting under Item 7 the unaudited combined pro forma financial statements as of September 30, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Total Renal Care Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Total Renal Care Holdings, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for the year ended May 31, 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Seattle, Washington
February 13, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Total Renal Care Holdings, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Total Renal Care Holdings, Inc. (formerly Total Renal Care, Inc.) and subsidiaries for the year ended May 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Total Renal Care Holdings, Inc. and subsidiaries for the year ended May 31, 1994, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Seattle, Washington
July 8, 1994

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1995          1996
                      ASSETS
Cash and cash equivalents.......................... $ 30,181,000  $ 19,881,000
Patient accounts receivable, less allowance for
 doubtful accounts of $5,668,000 and $7,911,000,
 respectively......................................   37,884,000    91,009,000
Receivable from Tenet..............................      432,000       347,000
Inventories........................................    2,482,000     6,045,000
Deferred income taxes..............................    1,542,000     3,233,000
Prepaid expenses and other current assets..........    2,973,000    10,771,000
                                                    ------------  ------------
    Total current assets...........................   75,494,000   131,286,000
Property and equipment, net........................   25,505,000    58,266,000
Notes receivable from related parties..............    1,379,000     1,919,000
Investment in affiliate, at equity.................      972,000     1,018,000
Other long-term assets.............................      885,000       974,000
Intangible assets, net.............................   59,763,000   180,617,000
                                                    ------------  ------------
                                                    $163,998,000  $374,080,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable................................... $  7,901,000  $  9,818,000
Employee compensation and benefits.................    5,012,000    12,360,000
Other accrued liabilities..........................    7,006,000     7,745,000
Income taxes payable...............................      314,000
Current portion of long-term obligations...........      570,000     2,064,000
                                                    ------------  ------------
    Total current liabilities......................   20,803,000    31,987,000
                                                    ------------  ------------
Long-term debt.....................................   55,324,000   102,552,000
                                                    ------------  ------------
Deferred income taxes..............................      510,000     2,868,000
                                                    ------------  ------------
Other long-term liabilities........................    1,214,000       993,000
                                                    ------------  ------------
Minority interests.................................    3,343,000     4,714,000
                                                    ------------  ------------
Commitments and contingencies (Notes 8, 12 and 13)
Stockholders' equity
  Common stock ($.001 par value, 55,000,000 shares
   authorized; 22,308,207 and 26,472,982 shares
   issued and outstanding).........................       22,000        26,000
  Additional paid-in capital.......................  123,710,000   255,897,000
  Notes receivable from stockholders...............   (2,773,000)   (2,827,000)
  Retained deficit.................................  (38,155,000)  (22,130,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   82,804,000   230,966,000
                                                    ------------  ------------
                                                    $163,998,000  $374,080,000
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      SEVEN MONTHS ENDED
                            YEAR ENDED MAY 31,           DECEMBER 31,          YEAR ENDED DECEMBER 31,
                          ------------------------  ------------------------  --------------------------
                             1994         1995         1994         1995          1995          1996
                                                    (UNAUDITED)               (UNAUDITED)
Net operating revenues..  $80,470,000  $98,968,000  $53,593,000  $89,711,000  $134,843,000  $272,947,000
                          -----------  -----------  -----------  -----------  ------------  ------------
Operating expenses
 Facilities.............   56,828,000   65,583,000   36,012,000   57,406,000    86,977,000   183,987,000
 General and
  administrative........    7,457,000    9,115,000    4,916,000    7,645,000    11,844,000    19,267,000
 Provision for doubtful
  accounts..............    1,550,000    2,371,000    1,363,000    1,811,000     2,819,000     5,496,000
 Depreciation and
  amortization..........    3,752,000    4,740,000    2,586,000    4,383,000     6,537,000    15,368,000
                          -----------  -----------  -----------  -----------  ------------  ------------
 Total operating
  expenses..............   69,587,000   81,809,000   44,877,000   71,245,000   108,177,000   224,118,000
                          -----------  -----------  -----------  -----------  ------------  ------------
Operating income........   10,883,000   17,159,000    8,716,000   18,466,000    26,666,000    48,829,000
Interest expense........      (56,000)  (7,447,000)  (3,378,000)  (6,291,000)  (10,117,000)   (7,052,000)
Interest income.........       43,000      244,000       78,000      707,000       873,000     1,877,000
                          -----------  -----------  -----------  -----------  ------------  ------------
 Income before income
  taxes, minority
  interests and
  extraordinary item....   10,870,000    9,956,000    5,416,000   12,882,000    17,422,000    43,654,000
Income taxes............    4,106,000    3,511,000    1,933,000    4,631,000     6,209,000    16,351,000
                          -----------  -----------  -----------  -----------  ------------  ------------
 Income before minority
  interests and
  extraordinary item....    6,764,000    6,445,000    3,483,000    8,251,000    11,213,000    27,303,000
Minority interests in
 income of consolidated
 subsidiaries...........    1,046,000    1,593,000      833,000    1,784,000     2,544,000     3,578,000
                          -----------  -----------  -----------  -----------  ------------  ------------
 Income before
  extraordinary item....    5,718,000    4,852,000    2,650,000    6,467,000     8,669,000    23,725,000
Extraordinary loss
 related to early
 extinguishment of debt,
 net of tax.............                                           2,555,000     2,555,000     7,700,000
                          -----------  -----------  -----------  -----------  ------------  ------------
Net income..............  $ 5,718,000  $ 4,852,000  $ 2,650,000  $ 3,912,000  $  6,114,000  $ 16,025,000
                          ===========  ===========  ===========  ===========  ============  ============
Earnings (loss) per
 common share:
 Income before
  extraordinary item....                                         $      0.36  $       0.52  $       0.92
 Extraordinary items....                                               (0.14)        (0.16)        (0.30)
                                                                 -----------  ------------  ------------
 Net income.............                                         $      0.22  $       0.36  $       0.62
                                                                 ===========  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding............                                          17,824,000    16,794,000    25,793,000
                                                                 ===========  ============  ============
Pro forma data
 (unaudited)............
 Net income per common
  share.................               $      0.22  $      0.08
                                       ===========  ===========
 Weighted average number
  of common shares and
  equivalents
  outstanding...........                15,316,000   14,381,000
                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              NOTES
                             COMMON STOCK     ADDITIONAL    RECEIVABLE     RETAINED
                          ------------------   PAID-IN         FROM        EARNINGS
                            SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   (DEFICIT)       TOTAL
Balance at May 31,
 1993...................      66,667                                     $ 29,015,000  $ 29,015,000
Net income..............                                                    5,718,000     5,718,000
                          ----------                                     ------------  ------------
Balance at May 31,
 1994...................      66,667                                       34,733,000    34,733,000
Shares issued to Tenet..   2,933,334 $ 3,000 $      1,000                                     4,000
Shares issued in change
 of control:
 DLJMB..................   7,000,000   7,000   10,493,000                                10,500,000
 Employees..............   1,246,667   1,000    1,869,000  $  (995,000)                     875,000
Shares issued in
 offering...............     600,000   1,000      899,000                                   900,000
Stock issuance costs....                       (2,172,000)                               (2,172,000)
Dividend paid to Tenet:
 Cash...................                                                  (75,500,000)  (75,500,000)
 Intercompany
  receivable............                                                   (6,152,000)   (6,152,000)
Shares issued to
 employees and others...     765,252   1,000    1,147,000     (513,000)                     635,000
Shares issued in
 acquisitions...........     297,464              446,000                                   446,000
Net income..............                                                    4,852,000     4,852,000
                          ---------- ------- ------------  -----------   ------------  ------------
Balance at May 31,
 1995...................  12,909,384  13,000   12,683,000   (1,508,000)   (42,067,000)  (30,879,000)
Net proceeds from
 initial public
 offering...............   6,900,000   6,000   98,288,000                                98,294,000
Shares and options
 issued in
 acquisitions...........     742,820   1,000    5,334,000                                 5,335,000
Shares issued to
 employees and others...      27,670               59,000      (13,000)                      46,000
Options exercised.......   1,046,666   1,000    1,565,000   (1,330,000)                     236,000
Conversion of
 mandatorily redeemable
 common stock...........     681,667   1,000    3,989,000                                 3,990,000
Payments on notes
 receivable, net of
 interest accrued.......                                        78,000                       78,000
Income tax benefit
 related to stock
 options exercised......                        1,792,000                                 1,792,000
Net income..............                                                    3,912,000     3,912,000
                          ---------- ------- ------------  -----------   ------------  ------------
Balance at December 31,
 1995...................  22,308,207  22,000  123,710,000   (2,773,000)   (38,155,000)   82,804,000
Net proceeds from stock
 offerings..............   4,000,000   4,000  128,314,000                               128,318,000
Shares issued in
 acquisitions...........      96,657            2,810,000                                 2,810,000
Shares issued to
 employees and others...       1,130               15,000                                    15,000
Options exercised.......      66,988              110,000                                   110,000
Interest accrued on
 notes receivable, net
 of payments............                                       (54,000)                     (54,000)
Income tax benefit
 related to stock
 options exercised......                          938,000                                   938,000
Net income..............                                                   16,025,000    16,025,000
                          ---------- ------- ------------  -----------   ------------  ------------
Balance at December 31,
 1996...................  26,472,982 $26,000 $255,897,000  $(2,827,000)  $(22,130,000) $230,966,000
                          ========== ======= ============  ===========   ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SEVEN MONTHS ENDED
                           YEAR ENDED MAY 31,          DECEMBER 31,         YEAR ENDED DECEMBER 31,
                         -----------------------  ------------------------  -------------------------
                            1994        1995         1994         1995         1995          1996
                                                  (UNAUDITED)               (UNAUDITED)
Cash flows from
 operating activities
 Net income............  $5,718,000  $ 4,852,000  $ 2,650,000  $ 3,912,000  $ 6,114,000  $ 16,025,000
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Depreciation and
  amortization.........   3,752,000    4,740,000    2,586,000    4,383,000    6,537,000    15,368,000
 Extraordinary item....                                          4,258,000    4,258,000    12,623,000
 Noncash interest......                6,947,000    3,274,000    5,228,000    8,901,000     4,396,000
 Deferred income
  taxes................     213,000     (716,000)      16,000     (469,000)    (726,000)      667,000
 Provision for doubtful
  accounts.............   1,550,000    2,371,000    1,363,000    1,811,000    2,819,000     5,496,000
 Loss (gain) on
  disposition of
  property and
  equipment............      98,000      (34,000)                 (144,000)    (146,000)      (20,000)
 Minority interests in
  income of
  consolidated
  subsidiaries.........   1,046,000    1,593,000      833,000    1,784,000    2,544,000     3,578,000
 Changes in operating
  assets and
  liabilities, net of
  effect of
  acquisitions:
  Accounts receivable..  (1,957,000)  (9,547,000)  (4,023,000) (15,256,000) (20,801,000)  (32,939,000)
  Inventories..........    (108,000)    (122,000)    (303,000)    (331,000)    (150,000)   (1,976,000)
  Prepaid expenses and
   other current
   assets..............     109,000     (856,000)    (261,000)    (134,000)    (532,000)   (7,638,000)
  Other long-term
   assets..............                                           (300,000)    (300,000)
  Accounts payable.....     272,000     (536,000)     728,000      205,000     (968,000)   (2,688,000)
  Employee compensation
   and benefits........     445,000    1,994,000        2,000     (622,000)   1,090,000     4,995,000
  Other accrued
   liabilities.........     924,000    4,383,000      544,000      461,000    4,182,000     1,096,000
  Income taxes
   payable.............                               465,000      277,000     (931,000)     (314,000)
  Other long-term
   liabilities.........                               107,000    1,214,000      916,000      (222,000)
                         ----------  -----------  -----------  -----------  -----------  ------------
   Net cash provided by
    operating
    activities.........  12,062,000   15,069,000    7,981,000    6,277,000   12,807,000    18,447,000
                         ----------  -----------  -----------  -----------  -----------  ------------
Cash flow from
 investing activities
 Purchases of property
  and equipment........  (4,380,000)  (3,835,000)    (860,000)  (3,748,000)  (6,880,000)  (25,464,000)
 Additions to
  intangible assets....    (161,000)    (358,000)    (159,000)    (972,000)  (1,167,000)   (7,530,000)
 Cash paid for
  acquisitions, net of
  cash acquired........              (22,476,000)  (5,722,000) (28,303,000) (45,056,000) (138,202,000)
 Investment in
  affiliate............                                           (972,000)    (972,000)      (46,000)
 Issuance of long-term
  notes receivable.....                                         (1,379,000)  (1,379,000)     (540,000)
 Proceeds from
  disposition of
  property and
  equipment............      82,000       62,000       28,000      244,000      273,000       236,000
 Proceeds from
  collection of notes
  receivable...........      95,000
                         ----------  -----------  -----------  -----------  -----------  ------------
   Net cash used in
    investing
    activities.........  (4,364,000) (26,607,000)  (6,713,000) (35,130,000) (55,181,000) (171,546,000)
                         ----------  -----------  -----------  -----------  -----------  ------------
Cash flows from
 financing activities
 Advances (to) from
  Tenet................  (5,604,000)   2,874,000    3,499,000
 Proceeds from issuance
  of note payable......                                            258,000      258,000       107,000
 Principal payments on
  long-term
  obligations..........     (39,000)    (367,000)     (11,000)    (880,000)  (1,238,000)     (918,000)
 Cash dividends paid to
  Tenet................              (75,500,000) (75,500,000)
 Net proceeds from debt
  offering.............               66,841,000   66,140,000
 Cash paid to retire
  bonds................                                        (31,912,000) (31,912,000)  (68,499,000)
 Proceeds from bank
  credit facility......               13,253,000                21,341,000   31,295,000   209,335,000
 Payment of bank credit
  facility.............               (4,000,000)              (31,625,000) (31,625,000) (124,335,000)
 Net proceeds from
  issuance of common
  stock................               10,742,000   10,810,000   98,941,000   98,965,000   128,443,000
 Income tax benefit
  related to stock
  options exercised....                                          1,792,000    1,792,000       938,000
 Cash received on notes
  receivable from
  stockholders.........                                            175,000      175,000       170,000
 Distributions to
  minority interests...    (819,000)  (1,708,000)    (723,000)  (1,102,000)  (2,087,000)   (2,442,000)
                         ----------  -----------  -----------  -----------  -----------  ------------
   Net cash provided by
    (used in) financing
    activities.........  (6,462,000)  12,135,000    4,215,000   56,988,000   65,623,000   142,799,000
                         ----------  -----------  -----------  -----------  -----------  ------------
Net increase (decrease)
 in cash...............   1,236,000      597,000    5,483,000   28,135,000   23,249,000   (10,300,000)
Cash and cash
 equivalents at
 beginning of period...     213,000    1,449,000    1,449,000    2,046,000    6,932,000    30,181,000
                         ----------  -----------  -----------  -----------  -----------  ------------
Cash and cash
 equivalents at end of
 period................  $1,449,000  $ 2,046,000  $ 6,932,000  $30,181,000  $30,181,000  $ 19,881,000
                         ==========  ===========  ===========  ===========  ===========  ============

Supplemental cash flow information (Note 15)

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Total Renal Care Holdings, Inc. (the Company) operates kidney dialysis facilities and provides related medical services in Medicare certified dialysis facilities in various geographic sectors of the United States and in Guam.

  The Company was a wholly owned subsidiary of Tenet Healthcare Corporation ("Tenet", formerly National Medical Enterprises, Inc.) until August 1994. In August 1994, the Company completed a public offering of senior subordinated notes and common stock, the proceeds of which were used to partially fund a dividend to Tenet. Immediately after payment of the dividend, Donaldson, Lufkin, Jenrette Merchant Banking Funding, Inc. and certain of its affiliates (DLJMB) and certain members of management acquired newly issued common stock of the Company to effect a change in control of the Company. Although there was a change in control, the Company's accounts were not adjusted from their historical bases due to the significant continuing ownership interest of Tenet.

 Basis of presentation

  The consolidated financial statements include the accounts of Total Renal Care Holdings, Inc. and its wholly-owned and majority-owned corporate subsidiaries and partnership investments. All significant intercompany transactions and balances have been eliminated in consolidation.

 Net operating revenues

  Revenues are recognized when services and related products are provided to patients in need of ongoing life sustaining kidney dialysis treatments. Operating revenues consist primarily of dialysis and ancillary fees from patient treatments. These amounts are reported at the amounts expected to be realized from governmental and third-party payors, patients and others for services provided. Appropriate allowances are established based upon credit risk of specific third-party payors, historical trends and other factors and are reflected in the provision for doubtful accounts as a component of operating expenses in the consolidated statements of income.

  During the years ended May 31, 1994 and 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996, the Company received approximately 75%, 70%, 67% and 67%, respectively, of its dialysis revenues from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid amounted to $21,862,000 and $40,159,000 as of December 31, 1995, and 1996, respectively. Medicare historically pays approximately 80% of government established rates for services provided by the Company. The remaining 20% is typically paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

  Medicare and Medicaid programs funded by the U.S. government generally reimburse the Company under prospective payment systems at amounts different from the Company's established private rates. Revenues under these programs are generally recognized at prospective rates which are subject to periodic adjustment by federal and state agencies. The Company bills non-governmental third-party payors at established private rates. The Company has contracts for the provision of dialysis services to members of certain managed care organizations which generally include rate provisions at less than the established private rates.

  In August 1993, the provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") became effective. The OBRA 93 provisions were originally interpreted by the Health Care Financing Administration (HCFA) to modify the requirements that employer group health sponsored insurance plans (private payors) be the primary payor for end-stage renal disease (ESRD) patients who subsequently become dually entitled to

                        TOTAL RENAL CARE HOLDINGS, INC.

Medicare benefits because of ESRD following initial eligibility under age or disability provisions. In July 1994, HCFA instructed the Medicare fiscal intermediaries to retroactively apply the provisions of OBRA 93 to August 10, 1993. In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries that it had misinterpreted the OBRA regulations and that Medicare would continue as the primary payor after dual eligibility was achieved under the ESRD provision. In June 1995, a preliminary injunction was issued by a federal court preventing HCFA from retroactively applying its reinterpretation of the OBRA 93 regulations as unlawful retroactive rule-making. The Company has recognized revenue related to payments which have been received or are due from private payors in excess of the revenue previously recognized at lower rates. For the seven months ended December 31, 1995 and the year ended December 31, 1996 the Company recognized approximately $800,000 and $150,000, respectively, of such payments. The Company believes that there are not any additional amounts that may be recoverable under the OBRA 93 provisions.

  As a Medicare and Medicaid provider, the Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. Due to heightened awareness of federal and state budgets, scrutiny is being placed on the healthcare industry, potentially subjecting the Company to regulatory investigation and changes in billing procedures.

  The provisions of the Kennedy-Kassebaum legislation issued January 1, 1997 may limit the Company's ability to pay for policy premiums for patients even with proven financial hardship. However, the Company believes that the bill did not intend to limit the Company's ability to pay premiums for insurance coverage to third-party or governmental payors. Furthermore, the Company believes that the bill may be amended to include provisions for the payment of premiums on behalf of ESRD patients or to allow the Company to make grants to a foundation that may provide for such premium payments on behalf of ESRD patients.

 Cash and cash equivalents

  Cash equivalents are highly liquid investments with original maturities of three months or less.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

 Property and equipment

  Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leaseholds and improvements, over the shorter of their estimated useful life or the lease term; and equipment, 3 to 15 years.

 Intangible assets

  Business acquisition costs allocated to patient lists are amortized over five to seven years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically seven to ten years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the debt using the effective interest method.

  The excess of aggregate purchase price over the fair value of net assets of businesses acquired is recorded as goodwill. Goodwill is amortized over 15 to 25 years using the straight-line method.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows from operations of the underlying businesses. Adjustments are made if the sum of the expected future undiscounted net cash flows is less than book value. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

 Income taxes

  The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred income taxes for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to be recovered or settled.

  Following the change in control described above, the Company's results of operations were no longer included in Tenet's consolidated federal and applicable unitary state income tax returns. For financial reporting purposes, the provision for income taxes for fiscal year 1994 and through August 11 of the first quarter of fiscal year 1995 was calculated as if the Company filed separate federal and state income tax returns.

 Minority interests

  Minority interests represent the proportionate equity interest of other partners and stockholders in the Company's consolidated entities which are not wholly owned. As of December 31, 1996, these included nineteen partnerships and corporations.

 Stock-based compensation

  During the year ended December 31, 1996, the Company adopted the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). This pronouncement requires the Company to elect to account for stock-based compensation on a fair value based model or an intrinsic value based model. The intrinsic value based model is currently used by the Company and is the accounting principle prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25). Under this model, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. The fair value based model prescribed by SFAS 123 requires the Company to value stock-based compensation using an accepted valuation model. Compensation cost is measured at the grant date based on the value of the award and would be recognized over the service period which is usually the vesting period. SFAS 123 requires the Company to either reflect the results of the valuation in the consolidated financial statements or alternatively continue to apply the provisions of APB 25 and make appropriate disclosure of the impact of such valuation in the accompanying notes to consolidated financial statements.

  The Company has elected to continue to apply the provisions of APB 25 to their employee stock-based compensation plans and therefore has included the required disclosure of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method (see Note 9).

 Earnings per share and unaudited pro forma net income per share

  Earnings per share are calculated by dividing net income before extraordinary item, the extraordinary loss and net income by the weighted average number of shares of common stock outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

                        TOTAL RENAL CARE HOLDINGS, INC.

  Pro forma net income per share for the year ended May 31, 1995 has been computed as if the August 11, 1994 recapitalization transaction described above occurred on June 1, 1994 (Notes 7 and 9). Specifically, net income has been decreased $1,551,000 to reflect an increase in general and administrative expenses ($625,000) for estimated incremental costs of the Company as a stand-alone entity, increases in interest expense ($1,811,000), amortization expense ($105,000) and bank fees ($42,000) for the issuance of the 12% senior subordinated debt, and a corresponding decrease to the provision for income taxes ($1,032,000) for the tax effect of the pro forma adjustments. Shares issued as part of the recapitalization were also assumed to have been outstanding from June 1, 1994.

  During the period from October 1, 1994 to November 2, 1995, the Company issued approximately 2,190,000 shares and options at prices significantly below the assumed offering price of the Company's initial public offering (see
Note 9). Such shares and common stock equivalents have been included in the number of shares outstanding from June 1, 1994 using the treasury stock method and an offering price of $15.50 per share.

  Earnings per share amounts are not presented for fiscal year 1994 as the historical equity structure is not considered meaningful.

 Interest rate swap agreement

  The Company has entered into an interest rate swap agreement (Note 7) as a means of managing its interest rate exposure. The Company has not entered this agreement for trading or speculative purposes. This agreement has the effect of converting the Company's line of credit obligation from a variable rate to a fixed rate. Net amounts paid or received are reflected as adjustments to interest expense. The counterparty to this agreement is a large international financial institution. This interest rate swap agreement subjects the Company to financial risk that will vary during the life of the agreement in relation to the prevailing market interest rates. The Company is also exposed to credit loss in the event of non-performance by this counterparty. However, the Company does not anticipate non-performance by the other party, and no material loss would be expected from non-performance by the counterparty.

 Financial instruments

  The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, employee compensation and benefits, and other accrued liabilities. These balances, as presented in the financial statements at December 31, 1995 and 1996, approximate their fair value. The Company's $400,000,000 credit facility, of which $85,000,000 was outstanding as of December 31, 1996, reflects fair value as it is subject to fees and rates competitively determined in the marketplace. The fair value of the interest rate swap agreement is based on the present value of expected future cash flows from the agreement and was in a net payable position of $66,000 at December 31, 1996.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Unaudited financial statements

  In December 1995, the Company changed its year-end to December 31 from May
31. The information presented for the seven months ended December 31, 1994 and the year ended December 31, 1995 has not been

                        TOTAL RENAL CARE HOLDINGS, INC.

audited. In the opinion of management, the unaudited consolidated statements of income and of cash flows include all adjustments consisting solely of normal recurring adjustments necessary to present fairly the Company's consolidated results of operations and cash flows for the seven months ended December 31, 1994 and the year ended December 31, 1995.

 Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.

2. PROPERTY AND EQUIPMENT

  Property and equipment comprise the following:

                                  DECEMBER 31,
                            --------------------------
                                1995          1996
   Land.................... $    309,000  $    373,000
   Buildings...............    4,072,000     3,978,000
   Leaseholds and
    improvements...........   12,211,000    25,463,000
   Equipment...............   26,737,000    50,174,000
   Construction in
    progress...............    2,097,000     4,638,000
                            ------------  ------------
                              45,426,000    84,626,000
   Less accumulated
    depreciation and
    amortization...........  (19,921,000)  (26,360,000)
                            ------------  ------------
   Net property and
    equipment.............. $ 25,505,000  $ 58,266,000
                            ============  ============

  Depreciation and amortization expense on property and equipment was $2,961,000, $3,163,000, $2,326,000 and $7,302,000 for the years ended May 31,
1994 and 1995, the seven months ended December 31, 1995, and the year ended December 31, 1996, respectively.

3. INTANGIBLE ASSETS

  A summary of intangible assets is as follows:

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1995          1996
   Goodwill.......................................... $46,791,000  $152,122,000
   Patient lists.....................................   6,505,000    12,765,000
   Noncompetition agreements.........................  10,005,000    22,978,000
   Deferred debt issuance costs......................   3,324,000     4,488,000
   Other.............................................     491,000     1,108,000
                                                      -----------  ------------
                                                       67,116,000   193,461,000
   Less accumulated amortization.....................  (7,353,000)  (12,844,000)
                                                      -----------  ------------
                                                      $59,763,000  $180,617,000
                                                      ===========  ============

  Amortization expense applicable to intangible assets was $791,000, $1,577,000, $2,057,000 and $8,066,000 for the years ended May 31, 1994 and
1995, the seven months ended December 31, 1995, and the year ended December 31, 1996, respectively.

                        TOTAL RENAL CARE HOLDINGS, INC.

4. PREPAID EXPENSE AND OTHER CURRENT ASSETS

  Prepaid expense and other current assets comprise the following:

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1995       1996
   Supplier rebates and other non-trade receivables.... $2,130,000 $ 6,424,000
   Prepaid income taxes................................              2,708,000
   Prepaid expenses....................................    727,000   1,504,000
   Deposits............................................    116,000     135,000
                                                        ---------- -----------
                                                        $2,973,000 $10,771,000
                                                        ========== ===========

5. OTHER ACCRUED LIABILITIES

  Other accrued liabilities comprise the following:

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1995       1996
   Customer refunds.................................... $4,981,000 $ 6,068,000
   Payable to former owners of acquired facility (Note
    14)................................................  1,243,000     263,000
   Other...............................................    782,000   1,414,000
                                                        ---------- -----------
                                                        $7,006,000 $ 7,745,000
                                                        ========== ===========

6. INCOME TAXES

  The provision for income taxes consists of the following:

                                                       SEVEN MONTHS
                                 YEAR ENDED MAY 31,       ENDED      YEAR ENDED
                                ---------------------  DECEMBER 31, DECEMBER 31,
                                   1994       1995         1995         1996
   Current
     Federal................... $3,084,000 $3,275,000   $3,708,000  $12,803,000
     State.....................    809,000    952,000      954,000    2,881,000
   Deferred
     Federal...................    170,000   (555,000)       9,000      544,000
     State.....................     43,000   (161,000)     (40,000)     123,000
                                ---------- ----------   ----------  -----------
                                $4,106,000 $3,511,000   $4,631,000  $16,351,000
                                ========== ==========   ==========  ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

  Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                         DECEMBER 31,
                                                    ------------------------
                                                       1995         1996
   Receivables, primarily allowance for doubtful
    accounts....................................... $ 1,653,000  $ 2,724,000
   Accrued vacation................................     459,000      831,000
   Intangible assets...............................     325,000
   Deferred compensation...........................     117,000      107,000
                                                    -----------  -----------
     Gross deferred tax assets.....................   2,554,000    3,662,000
                                                    -----------  -----------
   Depreciation and amortization...................    (952,000)  (1,811,000)
   Intangible assets...............................               (1,173,000)
   Change in tax accounting method.................    (570,000)    (313,000)
                                                    -----------  -----------
     Gross deferred tax liabilities................  (1,522,000)  (3,297,000)
                                                    -----------  -----------
     Net deferred tax assets....................... $ 1,032,000  $   365,000
                                                    ===========  ===========

  The reconciliation between the Company's effective tax rate and the U.S. federal income tax rate on income is as follows:

                                     YEAR ENDED      SEVEN MONTHS
                                       MAY 31,          ENDED      YEAR ENDED
                                     -------------   DECEMBER 31, DECEMBER 31,
                                     1994    1995        1995         1996
   Federal income tax rate..........  34.0%   34.0%      35.0%        35.0%
   State taxes, net of federal
    benefit.........................   5.7%    5.9%       5.3%         4.7%
   Nondeductible amortization of
    intangible assets...............   0.7%    1.1%       1.1%         0.8%
   Other............................   0.1%    0.2%       0.1%         0.1%
                                     -----   -----       ----         ----
   Effective tax rate...............  40.5%   41.2%      41.5%        40.6%
   Minority interests in
    partnerships....................  (2.7%)  (5.9%)     (5.5%)       (3.1%)
                                     -----   -----       ----         ----
   Effective tax rate before
    minority interests..............  37.8%   35.3%      36.0%        37.5%
                                     =====   =====       ====         ====

7. LONG-TERM DEBT

  Long-term debt comprises:

                                                         DECEMBER 31,
                                                   -------------------------
                                                      1995          1996
   12% Senior Subordinated Discount Notes (net of
    unamortized discount of $11,180,000).......... $53,820,000
   TRCH Credit Facility...........................              $ 85,000,000
   Acquisition obligations........................                15,886,000
   Capital lease obligations (Note 8).............   1,680,000     3,122,000
   Other..........................................     394,000       608,000
                                                   -----------  ------------
                                                    55,894,000   104,616,000
   Less current portion...........................    (570,000)   (2,064,000)
                                                   -----------  ------------
                                                   $55,324,000  $102,552,000
                                                   ===========  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

 12% Senior Subordinated Discount Notes

  In August 1994, the Company completed a public offering consisting of units of 12% Senior Subordinated Discount Notes (the Notes) and common stock. Aggregate proceeds from the offering were $71,294,000, of which $900,000 was allocated to the common stock, based upon the estimated value of the stock, and the remaining $70,394,000 to the Notes. The Notes had a stated maturity of August 15, 2004 and would begin accruing cash interest commencing on February 15, 1998, at a rate of 12% per annum. Prior to February 15, 1998, interest was paid in kind through amortization of the discount. The discount was amortized using the effective interest rate of 12.39%.

  On December 7, 1995, the Company redeemed 35% of the accreted value of the Notes equaling $28,749,000 at a redemption premium of 111% for a total redemption price of $31,912,000. An extraordinary loss on the early extinguishment of debt of $4,258,000, net of income tax effect of $1,703,000, was recorded during the seven months ended December 31, 1995. In July and September 1996, the Company retired the remaining 65% of the outstanding Notes for $68,499,000, including consent payments of $1,100,000. An extraordinary loss on the early extinguishment of debt of $12,623,000, net of income tax effect of $4,923,000, was recorded in the year ended December 31, 1996.

 TRCH Credit Facility

  Effective October 17, 1996, the Company refinanced its existing credit facility with the same lender to permit borrowings of up to $400,000,000 (the "TRCH Credit Facility"). Under the TRCH Credit Facility, up to $50,000,000 may be used in connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. In general, borrowings under the TRCH Credit Facility bear interest at one of two floating rates selected by the Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); and (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.25% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed, the Alternate Base Rate.

  Maximum borrowings under the TRCH Credit Facility will be reduced by $50,000,000 on September 30, 2000, $75,000,000 on September 30, 2001, and
another $75,000,000 on September 30, 2002, and the TRCH Credit Facility terminates on September 30, 2003. The TRCH Credit Facility contains financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

  The Company and Total Renal Care, Inc. ("TRC"), the Company's sole operating subsidiary, have guaranteed the Company's obligations under the TRCH Credit Facility on a senior basis.

 Interest Rate Swap Agreement

  On November 25, 1996, the Company entered into a seven year interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1996 the total notional principal amount of this interest rate swap agreement was $85,000,000 and the effective interest rate thereon was 7.07%. The Company has committed to increase the notional amount of the interest rate swap agreement to $100,000,000 on February 25, 1997.

                        TOTAL RENAL CARE HOLDINGS, INC.

 Acquisition Obligations

  In conjunction with certain facility acquisitions, the Company has issued three letters of credit which are outstanding as of December 31, 1996 in the aggregate amount of $15,886,000. Two of these will be released on April 1, 1997. The remaining letter of credit of $3,000,000 will be released to the seller in three annual principal installments of $1,000,000 commencing January 1997. The Company has also agreed to pay the seller interest at 6.5% on the outstanding principal.

  Maturities of long-term debt for the years ending December 31 are as follows:

         1997......................................... $ 2,064,000
         1998.........................................   1,953,000
         1999.........................................   1,826,000
         2000.........................................     529,000
         2001.........................................     243,000
         Thereafter...................................  98,001,000

8. LEASES

  The Company leases the majority of its facilities under noncancelable operating leases expiring in various years through 2006. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. In the normal course of business, operating leases are generally renewed or replaced by other similar leases.

  Future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

         1997......................................... $10,456,000
         1998.........................................   9,126,000
         1999.........................................   8,292,000
         2000.........................................   6,785,000
         2001.........................................   5,130,000
         Thereafter...................................  19,202,000
                                                       -----------
         Total minimum lease payments................. $58,991,000
                                                       ===========

  Rental expense under all operating leases for the years ended May 31, 1994 and 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996 amounted to $3,016,000, $3,323,000, $2,644,000 and $9,054,000,
respectively.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The Company also leases certain equipment under capital lease agreements. Future minimum lease payments under capital leases for the years ending December 31 are as follows:

         1997......................................... $1,085,000
         1998.........................................    978,000
         1999.........................................    824,000
         2000.........................................    568,000
         2001.........................................    252,000
                                                       ----------
                                                        3,707,000
         Less--Portion representing interest..........    585,000
                                                       ----------
         Total capital lease obligation, including
          current portion of $807,000................. $3,122,000
                                                       ==========

  The net book value of fixed assets under capital lease was $1,652,000 and $1,858,000 at December 31, 1995 and 1996, respectively. Capital lease obligations are included in long-term debt (Note 7).

9. STOCKHOLDERS' EQUITY

 Public offerings of common stock

  On November 3, 1995, the Company completed an initial public offering of its common stock at an offering price of $15.50 per share. The Company received net proceeds of $98,294,000 after the deduction of underwriting discounts and commissions and other expenses. The Company used net proceeds of $31,912,000 to redeem 35% of the Notes and $31,000,000 to repay all then outstanding borrowings on the TRCH Credit Facility (Note 7). The remainder of the proceeds was used for general corporate purposes, acquisitions, de novo facility developments and other capital expenditures.

  On April 3, 1996 and October 31, 1996 the Company completed equity offerings of 8,050,000 and 2,500,000 shares of common stock, respectively; 3,500,000 and 500,000, respectively, of which were sold for the Company's account and 4,550,000 and 2,000,000 respectively, of which were sold by certain of the Company's stockholders. The net proceeds received by the Company of $109,968,000 and $18,350,000, respectively, were used to repay borrowings incurred under the TRCH Credit Facility in connection with acquisitions, to repurchase and subsequently retire its remaining outstanding Discount Notes (Note 7), to finance other acquisitions and de novo developments and for working capital and other corporate purposes.

 Change in shares and stock split

  In July 1994, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 1,000 shares to 35,000,000 shares and to reduce the par value of such stock from $1.00 per share to $.001 per share. Concurrent with this change, the Board of Directors approved a 1,000-for-1 stock split. Shares held by Tenet were the only shares affected by this action. Following the split, Tenet purchased an additional 2,933,334 shares of common stock for $4,400.

  During October 1995 the Company's directors authorized an increase in the authorized number of shares of common stock to 55,000,000, authorized 5,000,000 new shares of $.001 par value preferred stock, and approved a three-into-two reverse stock split of the Company's common stock. All information in these consolidated financial statements pertaining to shares of common stock and per share amounts have been restated to retroactively reflect the stock splits.

                        TOTAL RENAL CARE HOLDINGS, INC.

 Dividends

  Immediately following the public debt offering in August 1994 (Note 7), the Company paid Tenet a dividend totaling $81,652,000. The dividend comprised $75,500,000 in cash and $6,152,000 in the forgiveness of Tenet's intercompany balance due the Company. Subsequently, the Company has not made, nor is it intending to make, dividends to its stockholders.

 Stock-Based Compensation Plans

  At December 31, 1996, the Company has three stock-based compensation plans, which are described below.

  1994 Stock Plan. In August 1994, the Company established the Total Renal Care Holdings, Inc. 1994 Equity Compensation Plan (the 1994 Stock Plan) which provides for awards of nonqualified stock options to purchase common stock and other rights to purchase shares of common stock to certain employees, directors, consultants and facility medical directors of the Company.

  Under terms of the 1994 Stock Plan, the Company may grant awards for up to four million shares of common stock. Original options granted generally vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event the Company meets certain performance criteria. In April 1996, the Company changed the vesting schedule for new options granted so that options vest over four years from the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years.

  Purchase rights to acquire 788,670 common shares for $1.50-$6.00 per share have been awarded to certain employees under the 1994 Stock Plan, the majority of which were granted in connection with the change in control. All such rights were exercised and the Company received notes for the uncollected portion of the purchase proceeds. The notes bear interest at the lesser of The Bank of New York's prime rate or 8%, are full recourse to the employees, and are secured by the employees' stock. The notes are repayable four years from the date of issuance, subject to certain prepayment requirements. At December 31, 1995 and 1996, the outstanding notes plus accrued interest totaled $378,000 and $227,000, respectively.

  During the year ended May 31, 1995, 886,667 of the options issued to purchase common stock were issued to the Company's President. These options originally vested 50% over four years and 50% in the same manner as other options granted under the 1994 Stock Plan. In September 1995, the Board of Directors and stockholders agreed to accelerate the Company's President's vesting period and all of the options became 100% vested. Pursuant to this action, the Company's President exercised all of the stock options through issuance of a full recourse note of $1,330,000 bearing interest at the lesser of prime or 8%. Additionally, the Company's President executed a full recourse note for $1,349,000 bearing interest at the lesser of prime or 8% per annum to meet his tax liability in connection with the stock option exercise. In April 1996, this note was increased by an additional $173,000. These notes are secured by other shares of company stock and mature in September 1999 or upon disposition of the common stock by the Company's President.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the seven months ended December 31, 1995 and year ended December 31, 1996, respectively: dividend yield of 0 percent for both periods; expected volatility of 35.8 to 41.8 percent and 35.5 to 36.7 percent; risk-free interest rates of 5.5 to 7.1 percent and 6.2 to 6.7 percent and expected lives of 6 years for both periods.

                        TOTAL RENAL CARE HOLDINGS, INC.

  A summary of the status of the 1994 Stock Plan as of and for the seven months ended December 31, 1995 and year ended December 31, 1996, is presented below:

                               SEVEN MONTHS ENDED                YEAR ENDED
                               DECEMBER 31, 1995             DECEMBER 31, 1996
                          ----------------------------- -----------------------------
                                       WEIGHTED AVERAGE             WEIGHTED AVERAGE
                            OPTIONS     EXERCISE PRICE   OPTIONS     EXERCISE PRICE
Outstanding at beginning
 of period..............    1,718,334       $1.50          865,011       $ 3.18
Granted.................      193,343        9.02        1,091,348        37.13
Exercised...............   (1,046,666)       1.50          (66,988)        1.53
Forfeited...............                                   (18,334)        4.05
                          -----------       -----       ----------       ------
Outstanding at end of
 year...................      865,011       $3.18        1,871,037       $23.03
                          ===========       =====       ==========       ======
Options exercisable at
 year-end...............      211,113                      397,804
Weighted-average fair
 value of options
 granted during the
 year...................  $      5.29                   $    17.54

  The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                   ----------------------------------------- ------------------------
                             WEIGHTED-AVERAGE   WEIGHTED-               WEIGHTED-
RANGE OF EXERCISE               REMAINING        AVERAGE             AVERAGE EXERCISE
     PRICES         OPTIONS  CONTRACTUAL LIFE EXERCISE PRICE OPTIONS      PRICE
      $1.50          648,641    7.9 years         $ 1.50     301,830      $ 1.50
     $ 6.00-
      $20.50         106,044    8.7 years           8.85      63,527        8.84
     $26.25-
      $29.88         177,174    9.1 years          28.94      30,850       28.54
     $30.00-
      $41.88         939,178    9.5 years          38.39       1,597       30.60
     -------       ---------    ---------         ------     -------      ------
     $ 1.50-
      $41.88       1,871,037    8.8 years         $23.03     397,804      $ 4.89
     =======       =========    =========         ======     =======      ======

  Stock Purchase Plan. In November 1995, the Company established the Total Renal Care Holdings, Inc. Employees Stock Purchase Plan (the Stock Purchase
Plan) which entitles qualifying employees to purchase up to $25,000 of common stock during each calendar year. The amounts used to purchase stock are typically accumulated through payroll withholdings and through an optional lump sum payment made in advance of the first day of the Plan. The Stock Purchase Plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Except for the initial purchase right period, which began on November 3, 1995 (the date of completion of the initial public offering, and ended on December 31, 1996), each purchase right period begins on January 1 or July 1, as selected by the employee and ends on December 31. Payroll withholdings related to the Stock Purchase Plan, included in accrued employee compensation and benefits, were $411,000 and $1,790,000 at December 31, 1995 and 1996, respectively.
Subsequent to December 31, 1996, 104,865 shares were issued to satisfy the Company's obligations under the Plan.

  The fair value of the employees' purchase rights was estimated on the date of grant using the Black-Scholes model with the following assumptions for grants on November 3, 1995 and July 1, 1996, respectively: dividend yield of 0 percent for both periods; expected volatility of 36.6 percent for both periods; risk-free interest rate of 5.5 and 6.6 percent and expected lives of
1.2 and 0.5 years. Using these assumptions, the weighted-average fair value of those purchase rights granted on November 3, 1995 and July 1, 1996 is $2.86 and $7.37, respectively.

  1995 Stock Plan. In November 1995, the Company established the Total Renal Care Holdings, Inc. 1995 Equity Incentive Plan (1995 Stock Plan) which provides awards of stock options and the issuance of common shares subject to certain restrictions to certain employees, directors and other individuals providing services to

                        TOTAL RENAL CARE HOLDINGS, INC.

the Company. There are 1,000,000 common shares reserved for issuance under the 1995 Stock Plan. No shares or options have been issued as of December 31, 1995 and 1996.

  Pro forma net income and earnings per share. The Company applied APB Opinion No. 25 and related interpretations in accounting for all of its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    SEVEN MONTHS
                                                       ENDED       YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,
                                                        1995          1996
   Income before extraordinary item................ $ 6,159,000   $20,480,000
   Extraordinary loss related to early
    extinguishment of debt, net of tax.............   2,555,000     7,700,000
                                                    -----------   -----------
     Net income.................................... $ 3,604,000   $12,780,000
                                                    ===========   ===========
   Primary earnings (loss) per common share:
     Income before extraordinary item.............. $       .36   $       .82
     Extraordinary item............................        (.15)         (.31)
                                                    -----------   -----------
     Net income.................................... $       .21   $       .51
                                                    ===========   ===========
   Weighted average number of common shares and
    equivalents....................................  16,900,000    25,017,000
                                                    ===========   ===========

 Stock issued to employees outside of plans

  In connection with the change in control, the Company awarded its Chief Executive Officer and Chief Operating Officer rights to purchase 1,113,333 and 133,333 common shares, respectively, at a purchase price of $1.50 per share. These rights were awarded outside of the 1994 Stock Plan in connection with the respective employment agreements. All such purchase rights were made and the Company received notes totaling $935,000 for the uncollected portion of the purchase proceeds. The notes bear terms similar to those issued in connection with the 1994 Stock Plan.

10. MANDATORILY REDEEMABLE COMMON STOCK

  Of the shares of common stock issued in connection with the acquisitions (Note 14), 1,215,000 included a put option to require the Company to repurchase the shares in May 2000 at stipulated amounts. The put options expired upon completion of the Company's initial public offering of common stock in November, 1995. All of these shares were converted into common stock during the year ended December 31, 1995.

11. TRANSACTIONS WITH RELATED PARTIES

 Tenet

  Prior to August 1994, the Company maintained an intercompany payable/receivable account with Tenet to fund operating cash requirements or to concentrate excess cash at Tenet for investment purposes. The Company was charged interest on balances payable to Tenet; however, interest was not earned on receivable balances. No such interest was incurred subsequent to August 1994.

  The Company was charged an overhead allocation for services rendered on its behalf by Tenet. For the year ended May 31, 1994, the charge of $1,458,000 was based on a ratio of the Company's operating costs to total

                        TOTAL RENAL CARE HOLDINGS, INC.

Tenet consolidated operating costs through February 28, 1994. There were no overhead costs charged after February 28, 1994. These amounts have been included in general and administrative expenses.

  The Company also provides dialysis services to Tenet hospital patients under agreements with terms of one to three years. The contract terms are comparable to contracts with unrelated third parties. Included in the receivable from Tenet are amounts related to these services of $432,000 and $347,000 at December 31, 1995 and 1996, respectively. Net operating revenues received from Tenet for these services were $2,248,000, $2,130,000, $1,332,000 and
$2,260,000 for the years ended May 31, 1994 and 1995, the seven months ended December 31, 1995, and the year ended December 31, 1996, respectively.

  Prior to October 1994, company employees were eligible to participate in the Tenet Retirement Savings Plan, a defined contribution retirement plan, covering substantially all full-time employees, whereby employees' contributions to the plan were matched by the Company up to certain limits. Defined contributions made by the Company for the years ended May 31, 1994 and 1995 amounted to $411,000 and $152,000, respectively.

  Prior to December 1994, the Company was insured for employee health coverage and a substantial portion of workers' compensation through self-insurance programs administered by Tenet. Additionally, all professional and general liability risks were insured by a wholly owned subsidiary of Tenet. The Company has no liability for employee health coverage claims incurred prior to December 31, 1994 or workers' compensation claims prior to August 11, 1994. Insurance expense under these programs amounted to $2,962,000 and $1,409,000 for years ended May 31, 1994 and 1995, respectively.

 DLJMB

  An affiliate of DLJMB was the underwriter for public debt offering of units, comprising Senior Subordinated Discount Notes and common stock, and DLJMB participated in the change in control transaction in which DLJMB and certain employees acquired 74% of the Company. Fees for these transactions were $2,496,000 and $1,160,000, respectively. During the year ended December 31, 1995 and 1996 an affiliate of DLJMB also was one of several underwriters for the initial public offering of common stock as well as the two additional public stock offerings in which the Company issued 6,900,000, 7,000,000 and 500,000 shares, respectively. Fees for these transactions to DLJMB or its affiliates were $7,245,000, $5,075,000, and $780,000, respectively.

12. EMPLOYEE BENEFIT PLAN

  The Company has a savings plan (the Plan) for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code (IRC). The Plan provides for employees to contribute from 1% to 15% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company, in its sole discretion, may make a contribution under the Plan each fiscal year as determined by the Board of Directors. This contribution was allocated for the year ended May 31, 1995 to each participant not eligible for participation in the 1994 Stock Plan (Note
9) in proportion to the compensation paid during the year and the length of employment for each of the participants. For the year ended May 31, 1995, the Company accrued contributions under the Plan in the amount of $200,000. The Company did not make any contributions subsequent to May 31, 1995.

13. CONTINGENCIES

  The Company's laboratory subsidiary is presently the subject of a third-party carrier review. The carrier has requested certain medical and billing records; however, the exact nature and scope of this review is uncertain at this time.

  The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                        TOTAL RENAL CARE HOLDINGS, INC.

  During the year ended December 31, 1996 an acquisition of two facilities contained a contingent purchase price of up to $1,200,000, contingent upon the operating performance of the related facilities through March 31, 1997. As of December 31, 1996, no additional consideration is due under this arrangement.

14. ACQUISITIONS

  Beginning in August 1994, the Company implemented an acquisition strategy which resulted in the acquisition of eighty-four facilities providing services to ESRD patients, seven programs providing acute hospital in-patient dialysis services and two laboratories. In addition, during this period the Company developed thirteen de novo facilities, entered into a management contract covering an additional two unaffiliated facilities, and purchased the minority interest at one of its existing facilities. The following is a summary of acquisitions activity:

                                                      SEVEN MONTHS
                                          YEAR ENDED     ENDED      YEAR ENDED
                                            MAY 31,   DECEMBER 31, DECEMBER 31,
                                             1995         1995         1996
Number of facilities acquired...........           15          12            57
Number of common shares issued..........      297,464     742,820        61,587
Numbers of mandatorily redeemable shares
 issued.................................      681,667
Number of common stock options issued...                   40,000
Estimated fair value of common shares
 issued.................................  $   446,000 $ 5,284,000  $  1,830,000
Estimated fair value of mandatorily
 redeemable shares issued...............    3,990,000
Estimated fair value of common stock
 options issued.........................                   51,000
Payable to former owners of acquired
 facility...............................                1,243,000
Acquisition obligations (Note 7)........                             15,886,000
Cash paid...............................   23,007,000  28,303,000   138,202,000
                                          ----------- -----------  ------------
Aggregate purchase price................  $27,443,000 $34,881,000  $155,918,000
                                          =========== ===========  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  All of the acquisitions were accounted for as purchases and, accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair market values at the dates of acquisition. The initial allocation of fair market value are preliminary and are subject to adjustment during the first year following the acquisition. The results of operations of the facilities and laboratories have been included in the Company's financial statements from their respective acquisition dates. These initial allocations were as follows:

                                                     SEVEN MONTHS
                                        YEAR ENDED      ENDED       YEAR ENDED
                                          MAY 31,    DECEMBER 31,   DECEMBER 31,
                                           1995          1995          1996
   Identified intangibles.............. $ 4,807,000  $ 8,063,000   $ 20,695,000
   Goodwill............................  18,782,000   24,700,000    102,608,000
   Tangible assets.....................   6,845,000    6,798,000     41,100,000
   Liabilities assumed.................  (2,991,000)  (4,680,000)    (8,485,000)
                                        -----------  -----------   ------------
     Total purchase price.............. $27,443,000  $34,881,000   $155,918,000
                                        ===========  ===========   ============

  The Company committed to issue 35,070 shares of common stock and $263,000 of cash in connection with an acquisition that closed during December 1995. The shares were not issued until February 1996 and, accordingly, are not reported as outstanding at December 31, 1995. A liability of $1,243,000 for these shares and cash is reflected in other liabilities at December 31, 1995.

  The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects. Pro forma unaudited net income per share also gives effect to the August 11, 1994 recapitalization transaction as if it had occurred on June 1, 1994 as further described in Note 1:

                                                     SEVEN MONTHS
                                         YEAR ENDED     ENDED      YEAR ENDED
                                          MAY 31,    DECEMBER 31, DECEMBER 31,
                                            1995         1995         1996
                                        (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
   Net revenues........................ $206,753,000 $154,518,000 $318,211,000
   Net income before extraordinary
    items.............................. $ 25,755,000 $ 14,295,000 $ 28,665,000
   Pro forma net income per share
    before extraordinary items......... $       0.64 $       0.60 $       1.11

  The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any of the synergies, additional revenue-generating services or direct facility operating expense reduction that might be achieved from combined operations.

  Subsequent to December 31, 1996, the Company entered into three agreements to acquire additional facilities of which two have been consummated and one is expected to close imminently. The aggregate purchase price is approximately $48,100,000. The composition of the final purchase price is expected to be cash and proceeds from the TRCH Credit Facility, however, a portion of the purchase price may consist of issuance of the Company's common stock. The Company is actively pursuing additional acquisitions on which letters of intent had not been signed as of the date of these financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

15. SUPPLEMENTAL CASH FLOW INFORMATION

  The table below provides supplemental cash flow information:

                                                      SEVEN MONTHS
                                 YEAR ENDED MAY 31,      ENDED      YEAR ENDED
                                --------------------- DECEMBER 31  DECEMBER 31,
                                   1994       1995        1995         1996
   Cash paid for:
    Income taxes..............  $4,821,000 $4,112,000  $  957,000  $12,871,000
    Interest..................      32,000    256,000   1,063,000    2,120,000
   Noncash investing and
    financing activities:
    Notes receivable for
     issuance of common
     stock....................              1,508,000   1,330,000
    Dividend of Tenet
     intercompany receivable..              6,152,000
    Estimated value of stock
     and options issued in
     acquisitions.............              4,436,000   5,335,000    2,810,000
    Fixed assets acquired
     under capital lease
     obligations..............                          1,483,000    1,117,000
    Contribution to
     partnerships.............                          1,111,000      943,000

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summary unaudited quarterly financial data for the year ended December 31, 1995 has been restated from the Company's filings on Form 10-Q to reflect the calendar quarters due to the change in fiscal year-end (in thousands, except per share amounts).

                          MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                            1995      1995       1995          1995       1996      1996       1996          1996
Net operating revenues..   $25,469  $30,732     $37,415      $41,335     $50,237  $64,583     $73,333      $84,794
Operating income........     4,286    6,356       7,776        8,356       9,551   11,556      13,126       14,596
Income before
 extraordinary item.....     1,001    1,898       2,485        3,285       4,276    5,726       6,536        7,187
Net income (loss).......     1,001    1,898       2,485          730       4,276    5,726      (1,164)       7,187
Income before
 extraordinary item per
 share..................      0.07     0.12        0.16         0.16        0.19     0.22        0.25         0.27
Net income (loss) per
 share (Note 7).........      0.07     0.12        0.16         0.04        0.19     0.22       (0.04)        0.27

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the 10th day of March, 1997.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                 /s/ Victor M.G. Chaltiel
                                          By __________________________________
                                                   Victor M.G. Chaltiel
                                                  Chairman of the Board,
                                                 Chief Executive Officer,
                                                  President and Director

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor M.G. Chaltiel, Barry C. Cosgrove and John E. King, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                    DATE

   /s/ Victor M.G. Chaltiel        Chairman of the Board,          March 10,
_______________________________    Chief Executive Officer,           1997
     Victor M.G. Chaltiel          President and Director
                                   (Principal Executive
                                   Officer)

       /s/ John E. King            Vice President and Chief        March 10,
_______________________________    Financial Officer                  1997
         John E. King              (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)

      /s/ Maris Andersons          Director                        March 10,
_______________________________                                       1997
        Maris Andersons

      /s/ Peter T. Grauer          Director                        March 10,
_______________________________                                       1997
        Peter T. Grauer

   /s/ Marsha M. Plotnitsky        Director                        March 10,
_______________________________                                       1997
     Marsha M. Plotnitsky

      /s/ David B. Wilson          Director                        March 10,
_______________________________                                       1997
        David B. Wilson

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audit of the consolidated financial statements referred to in our report dated February 13, 1997 appearing on page F-1 of this Annual Report on Form 10-K also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K for the year ended May 31, 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information for the year ended May 31, 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996 set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Seattle, Washington
February 13, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Total Renal Care Holdings, Inc.:

Under the date of July 8, 1994, we reported on the consolidated statements of income, stockholders' equity and cash flows of Total Renal Care Holdings, Inc. (formerly Total Renal Care, Inc.) and subsidiaries for the year ended May 31, 1994, which are included herein. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended May 31, 1994, included herein. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Seattle, Washington
July 8, 1994

                        TOTAL RENAL CARE HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS        DEDUCTIONS
                                      ---------------------- ----------
                          BALANCE AT   AMOUNTS   BALANCES OF  AMOUNTS   BALANCE AT
                         BEGINNING OF CHARGED TO  COMPANIES   WRITTEN      END
      DESCRIPTION            YEAR       INCOME    ACQUIRED      OFF      OF YEAR
Allowance for doubtful
 accounts:
Year ended May 31,
 1994...................  $2,352,000  $1,550,000             $1,975,000 $1,927,000
Year ended May 31,
 1995...................   1,927,000   2,371,000 $1,203,000   1,067,000  4,434,000
Seven months ended
 December 31, 1995......   4,434,000   1,811,000    541,000   1,118,000  5,668,000
Year ended December 31,
 1996...................   5,668,000   5,496,000  1,896,000   5,149,000  7,911,000

                                 EXHIBIT INDEX

  (3)(a) Exhibits:

 EXHIBIT                                                                 PAGE
 NUMBER                           DESCRIPTION                           NUMBER
   3.1   Amended and Restated Certificate of Incorporation of the
          Company, dated December 4, 1995.++++
   3.2   Bylaws of the Company, dated October 6, 1995.+
   4.1   Shareholders Agreement, dated August 11, 1994 between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Continental Bank, as
          voting trustee, and the Company.++
   4.2   Agreement and Amendment, dated as of June 30, 1995, between
          DLJMBP, DLJIP, DLJOP, DLJMBF, DLJESC, Tenet Healthcare
          Corporation, the Company, Victor M.G. Chaltiel, the Putnam
          Purchasers, the Crescent Purchasers and the Harvard
          Purchasers, relating to the Shareholders Agreement dated as of August 11, 1994 between DLJMB, DLJIP, DLJOP, DLJMBF, NME
          Properties, Continental Bank, as voting trustee, and the
          Company.++
  10.1   Credit Agreement by and among Total Renal Care Holdings,
          Inc., the Lenders party thereto, BNY Capital Markets, Inc.
          and Donaldson Lufkin & Jenrette Securities Corporation as
          Arrangers, DLJ Capital Funding, Inc. as Documentation Agent
          and The Bank of New York as Administrative Agent, dated as of October 11, 1996 (the "TRCH Credit Facility").++
  10.2   Guaranty by Total Renal Care, Inc. to The Bank of New York,
          as Administrative Agent, pursuant to the TRCH Credit
          Facility.++
  10.3   Subscription Agreement dated May 26, 1994 between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Tenet and the
          Company.+
  10.4   Services Agreement dated August 11, 1994 between the Company and Tenet.++
  10.5   Noncompetition Agreement dated August 11, 1994 between the
          Company and Tenet.++
  10.6   Employment Agreement dated as of August 11, 1994 by and
          between the Company and Victor M.G.Chaltiel (with forms of
          Promissory Note and Pledge and Stock Subscription Agreement
          attached as exhibits thereto) (the "Chaltiel Employment
          Agreement").++*
  10.7   Amendment to Chaltiel Employment Agreement, dated as of
          August 11, 1994.++*
  10.8   Employment Agreement dated as of September 1, 1994 by and
          between the Company and Barry C. Cosgrove.++*
  10.9   Employment Agreement dated as of August 11, 1994 by and
          between the Company and Leonard W. Frie (the "Frie
          Employment Agreement").++*
  10.10  Amendment to Frie Employment Agreement, dated as of October
          11, 1994.++*
  10.11  Employment Agreement dated as of September 1, 1994 by and between the Company and John E. King.++*
  10.12  First Amended and Restated 1994 Equity Compensation Plan
          (the "1994 Plan") of the Company (with form of Promissory
          Note and Pledge attached as an exhibit thereto), dated
          August 5, 1994.++*

 EXHIBIT                                                                PAGE
 NUMBER                          DESCRIPTION                           NUMBER
  10.13  Form of Stock Subscription Agreement relating to the 1994
          Plan.++*
  10.14  Form of Purchased Shares Award Agreement relating to the
          1994 Plan.++*
  10.15  Form of Nonqualified Stock Option relating to the 1994
          Plan.++*
  10.16  1995 Equity Compensation Plan.+*
  10.17  Employee Stock Purchase Plan.+*
  10.18  Option Exercise and Bonus Agreement dated as of September
          18, 1995 between the Company and Victor M.G. Chaltiel.+*
  11     Computation of Per Share Earnings.X
  21     List of Subsidiaries of the Company.X
  23.1   Consent of KPMG Peat Marwick LLP.X
  23.2   Consent of Price Waterhouse LLP.X
  24     Powers of Attorney with respect to the Company (included on
          Page II-1). X
  27     Financial Data Schedule.X

--------
 X   Included in this filing.
 ++ Filed on October 18, 1996 as an exhibit to the Company's Current Report on Form 8-K.
 +++ Filed+on March 18, 1996 as an exhibit to the Company's Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 + Filed on October 24, 1995 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-97618).
 ++  Filed on October 10, 1995 as an exhibit to Amendment No. 1 to the
     Company's Registration Statement on Form S-1 (Registration Statement No. 33-97618).
+++ Filed on October 2, 1995 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-97618).
 + Filed on June 6, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-79770).
 ++ Filed on August 29, 1995 as an exhibit to the Company's Form 10-K for the year ended May 31, 1995.
 *   Management contract or executive compensation plan or arrangement.