Form 10-Q
period 1997-03-31
TOTAL RENAL CARE HOLDINGS INC
filed 1997-05-15
CIK 927066

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from___________to____________
Commission file number 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)
                     FOR THE QUARTER ENDED MARCH 31, 1997

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

Yes [X]  No [ ]
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                        Outstanding at May 1, 1997
    --------------------                ---------------------------
Common Stock, Par Value $0.001              26,622,434 shares
================================================================================

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                                  NO.
                                                                                                 ----
Financial Statements:
  Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996............      1
  Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1997 and
    March 31, 1996............................................................................      2
  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997
    and March 31, 1996........................................................................      3
  Notes to Condensed Consolidated Financial Statements........................................      4
Management's Discussion and Analysis of Financial Condition and Results of Operations.........      5
Liquidity and Capital Resources...............................................................      7
Risk Factors..................................................................................      8

                              PART II. OTHER INFORMATION
Item 2. Changes in Securities.................................................................     12
Item 6. Exhibits and Reports on Form 8-K......................................................     12
   Signature..................................................................................     13

-------------
Note: Items 1, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1997            1996
                                                                                         ----            ----
                                A S S E T S
                                -----------
Current Assets:
 Cash and cash equivalents.........................................................   $  7,133,000    $ 19,881,000
 Patient accounts receivable, less allowance for doubtful accounts of $8,804,000
  and $7,911,000, respectively.....................................................    102,667,000      91,009,000
 Receivable from Tenet, a related company..........................................        438,000         347,000
 Other current assets..............................................................     22,417,000      20,049,000
                                                                                      ------------    ------------
  Total current assets.............................................................    132,655,000     131,286,000
Property and equipment, net........................................................     63,479,000      58,266,000
Notes receivable from a related party..............................................      1,964,000       1,919,000
Other long-term assets.............................................................      2,006,000       1,992,000
Intangible assets, net of accumulated amortization of $15,758,000
 and $12,844,000, respectively.....................................................    185,428,000     180,617,000
                                                                                      ------------    ------------
  Total assets.....................................................................   $385,532,000    $374,080,000
                                                                                      ============    ============

                           LIABILITIES & STOCKHOLDERS' EQUITY
                           ----------------------------------
Total current liabilities..........................................................   $ 33,043,000    $ 31,987,000
Long term debt and other...........................................................    102,459,000     103,545,000
Deferred income taxes..............................................................      3,450,000       2,868,000
Minority interests.................................................................      5,848,000       4,714,000
Stockholders' equity:
 Common stock, voting, ($0.001 par value; 55,000,000 shares authorized;
  26,609,533 (unaudited) and 26,472,982 issued and outstanding,
  respectively)....................................................................         27,000          26,000
 Preferred stock, ($0.001 par value; 5,000,000 shares authorized; none
  outstanding).....................................................................             --              --
 Additional paid-in capital........................................................    257,895,000     255,897,000
 Notes receivable from stockholders................................................     (2,885,000)     (2,827,000)
 Accumulated deficit...............................................................    (14,305,000)    (22,130,000)
                                                                                      ------------    ------------
  Total stockholders' equity.......................................................    240,732,000     230,966,000
                                                                                      ------------    ------------
 Total liabilities and stockholders' equity........................................   $385,532,000    $374,080,000
                                                                                      ============    ============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                           1997          1996
                                                       -----------   -----------
Net operating revenues..............................   $89,030,000   $50,237,000
Operating expenses:
 Facilities.........................................    60,081,000    33,329,000
 General and administrative.........................     5,759,000     3,901,000
 Provision for doubtful accounts....................     1,794,000       996,000
 Depreciation and amortization......................     5,355,000     2,460,000
                                                       -----------   -----------
  Total operating expenses..........................    72,989,000    40,686,000
                                                       -----------   -----------
Operating income....................................    16,041,000     9,551,000
Interest expense....................................    (1,953,000)   (1,912,000)
Interest income.....................................       434,000       431,000
                                                       -----------   -----------
Income before income taxes and minority interests...    14,522,000     8,070,000
Income taxes........................................     5,392,000     3,041,000
                                                       -----------   -----------
Income before minority interests....................     9,130,000     5,029,000
Minority interests in income of consolidated
 subsidiaries.......................................     1,305,000       753,000
                                                       -----------   -----------
Net income                                               7,825,000     4,276,000
                                                       ===========   ===========

  Net income per common share.......................         $0.29         $0.19
                                                       ===========   ===========
Weighted average number of common shares and
 equivalents outstanding............................    27,221,000    23,035,000
                                                       ===========    ==========

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                                1997           1996
                                                                            ------------    ------------
Cash flows from operating activities:
Net income...............................................................   $  7,825,000    $  4,276,000
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.........................................      5,355,000       2,460,000
   Noncash interest......................................................              0       1,591,000
   Provision for doubtful accounts.......................................      1,794,000         996,000
   Other.................................................................    (12,263,000)    (11,825,000)
                                                                            ------------    ------------
    Total adjustments....................................................     (5,114,000)     (6,778,000)
                                                                            ------------    ------------
     Net cash provided (used) by operating activities....................      2,711,000      (2,502,000)
                                                                            ------------    ------------
Cash flows from investing activities:
 Purchases of property and equipment.....................................     (7,164,000)     (5,772,000)
 Cash paid for acquisitions, net of cash acquired........................     (7,789,000)    (60,424,000)
 Other...................................................................       (472,000)     (1,116,000)
                                                                            ------------    ------------
     Net cash used by investing activities...............................    (15,425,000)    (67,312,000)
                                                                            ------------    ------------
Cash flows from financing activities:
 Borrowings from bank credit facility....................................              0      51,000,000
 Other...................................................................        (34,000)       (812,000)
                                                                            ------------    ------------
     Net cash (used) provided by financing activities....................        (34,000)     50,188,000
                                                                            ------------    ------------
Net decrease in cash.....................................................    (12,748,000)    (19,626,000)
Cash at beginning of period..............................................     19,881,000      30,181,000
                                                                            ------------    ------------
Cash at end of period....................................................   $  7,133,000    $ 10,555,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Total Renal Care Holdings, Inc., ("TRCH" or the "Company") as of and for the periods indicated. TRCH presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1996 filed on March 11, 1997 by the Company have been omitted. Certain other reclassifications of prior period amounts have been made to conform to current period classifications. The financial information herein is not necessarily representative of a full year's operations.


  2. During the quarter ended March 31, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of three centers for total cash consideration of approximately $8.1 million. Goodwill of approximately $4.5 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

  The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the three months ended March 31, are as follows:

                                                       1997           1996
                                                     --------       --------
  Pro forma net operating revenues (in 000's)...      $89,865        $51,659
                                                      =======        =======
  Pro forma net income (in 000's)...............      $ 7,926        $ 4,431
                                                      =======        =======
  Pro forma earnings per share..................      $  0.29        $  0.19
                                                      =======        =======

  3. In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), was issued. This pronouncement modifies the calculation and disclosure of earnings per share (EPS) and will be adopted by the Company in its financial statements for the year ended December 31, 1997. Although early adoption is not permitted, proforma disclosure is permitted (see
Exhibit 11). After the adoption date, EPS data for all periods presented, including quarterly financial data, is required to be restated to conform with the provisions of SFAS 128.

  4. Subsequent to March 31, 1997, the Company completed acquisitions of or entered into letters of intent to acquire 22 facilities for consideration of approximately $97.0 million, which have been or will primarily be funded by additional borrowings under the TRCH Credit Facility.

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

RESULTS OF OPERATIONS


 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

  Net Operating Revenues. Net operating revenues for the three months ended March 31, 1997 (First Quarter 1997) increased $38,793,000 to $89,030,000 from
$50,237,000 for the three months ended March 31, 1996 (First Quarter 1996) representing a 77.2% increase. Of this increase, $36,411,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remainder was due to an increase in net operating revenues per treatment which was $237.38 in the First Quarter of 1997 compared to $231.03 in the First Quarter of 1996. The increase in operating revenues per treatment was due to increased ancillary utilization primarily in the administration of EPO and other medications, an increase in affiliated and unaffiliated facility management fees and an overall increase in average reimbursement rate.

  Facility Operating Expenses. Facility operating expenses consist of cost and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance cost of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expense increased $26,752,000 to $60,081,000 in the First Quarter of 1997 from $33,329,000 in the First Quarter of 1996 and as a percentage of net operating revenues, facility operating expenses increased to 67.5% in the First Quarter of 1997 from 66.3% in the First Quarter of 1996. The increase in the First Quarter of 1997 was due to increased labor and benefits partially incurred as a result of utilizing existing to employees of the acquired facilities during the transition period.

  General and Administrative Expenses. General and administrative expenses increased $1,858,000 to $5,759,000 in the First Quarter of 1997 from $3,901,000 in the First Quarter of 1996. As a percentage of net operating revenues, general and administrative expenses declined to 6.5% in the First Quarter of 1997 from 7.8% in the First Quarter of 1996. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $798,000 to $1,794,000 in the First Quarter of 1997 from $996,000 in the First Quarter of 1996. As a percentage of net operating revenues, the provision for doubtful accounts remained the same at 2.0% for both quarters. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category.

  Depreciation and Amortization. Depreciation and amortization increased $2,895,000 to $5,355,000 in the First Quarter of 1997 from $2,460,000 in the
First Quarter of 1996. As a percentage of net operating revenues, depreciation and amortization increased to 6.0% in the First Quarter of 1997 from 4.9% in the First Quarter of 1996. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $6,490,000 to $16,041,000 in the First Quarter of 1997 from $9,551,000 in the First Quarter of 1996. As a percentage of net operating revenues, operating income decreased to 18.0% in the First Quarter of 1997 from 19.0% in the First Quarter of 1996. This decrease in operating income is primarily due to an increase in depreciation and amortization and an increase in facility operating costs partially offset by a decrease in general and administrative expenses as a percentage of net operating revenue.

  Interest Expense. Interest expense, net of interest income, increased $38,000 to $1,519,000 in the First Quarter of 1997 from $1,481,000 in the First Quarter of 1996. As a percentage of net operating revenues, interest expense, net of interest income, decreased to 1.7% in the First Quarter of 1997 from 2.9% in the First Quarter of 1996. Cash interest expense during the First Quarter of 1997 was $1,953,000 versus cash interest expense of $321,000 and non-cash interest of $1,591,000 in the First Quarter of 1996. Non-cash interest in the First Quarter of 1996 was related to the Company's Discount Notes which were completely retired through an early extinguishment during the third quarter of 1996. The increase in cash interest expense was due primarily to an increase in borrowings made under the TRCH Credit Facility to fund the Company's acquisitions and to repurchase the remaining outstanding Discount Notes during the third quarter of 1996.

  Provision for Income Taxes. Provision for income taxes increased $2,351,000 to $5,392,000 in the First Quarter of 1997 from $3,041,000 in the First Quarter of 1996, and the effective tax rate after minority interest decreased to 40.8% in the First Quarter of 1997 from 41.6% in the First Quarter of 1996. The overall decrease in the effective tax rate is due to a reduction in the blended state rates and reducing nondeductible amortization as a percentage of revenues.

  Minority Interest. Minority interest increased $552,000 to $1,305,000 in the First Quarter of 1997 from $753,000 in the First Quarter of 1996. As a percentage of net operating revenues, minority interest remained at 1.5% for both quarters. The increase in minority interest expense is a result of an increase in the number of company facilities owned by partnership affiliates and an increase in profitability at existing partnership affiliates and subsidiaries.

                        LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $2,711,000 for the First Quarter of 1997 and net cash used by operating activities was $2,502,000 for the First Quarter of 1996. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, in the first three months of 1997. Net cash used in investing activities was $15,425,000 and 67,312,000 for the First Quarter of 1997 and 1996, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. For the First Quarter of 1997 net cash used in financing activities was $34,000 and for the First Quarter of 1996 the net cash provided by financing activities was $50,188,000. In the First Quarter of 1997 the primary use of cash in financing activities was $1,349,000 in principal repayments on borrowings offset by $1,588,000 in net proceeds from a sale of common stock related to the Company's Employee Stock Purchase Plan and the exercise of stock options. As a result, cash decreased by $12,748,000 to $7,133,000 in the First Quarter of 1997.

  As of March 31, 1997, the Company had working capital of $99,612,000, including cash of $7,133,000.

  The Company anticipates that its aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities, including de novo facilities after March 31, 1997 through December 31, 1997 will be approximately $18.2 million.

  The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $800,000 for initial construction and equipment and $200,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a development facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future developed facilities. The Company is currently developing eight new facilities and plans to open between 20 to 25 de Novo facilities this year.

  During the period January 1, 1997 through March 31, 1997, the Company paid approximately $8.1 million in consideration for the acquisition of three facilities in two separate transactions. Subsequent to March 31, 1997, the Company completed acquisitions of or entered into letters of intent to acquire 22 facilities for consideration of approximately $97.0 million, which will primarily be funded by additional borrowings under the TRCH Credit Facility.

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

  The Company believes that the borrowings under the TRCH Credit Facility, cash generated from operations and other current sources of financing will be sufficient to meet the Company's need for capital for the foreseeable future, including working capital, purchases of additional property and equipment for the operation of its existing facilities and interest on the TRCH Credit Facility. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities. There can be no assurance that additional financing and capital, if and when required, will be available on terms acceptable to the Company or at all.

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


DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by the Health Care Financing Administration ("HCFA") for dialysis treatments. Since 1972, qualified patients suffering from chronic kidney failure, also known as end stage renal disease ("ESRD") have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 61% of its net patient revenues during its fiscal year ended December 31, 1996 and 60% during the three months ended March 31, 1997 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of erythropoietin ("EPO"). EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $55.1 million, or 20% of net patient revenues, in its fiscal year ended December 31, 1996 and $17.7 million, or 20% of net patient revenues, during the three months ended March 31, 1997. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations.

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

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 6% of its net patient revenues during the fiscal year ended December 31, 1996 and 8% of its net patient revenues during the three month period ended March 31, 1997 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

  Approximately 33% of the Company's net patient revenues during the fiscal year ended December 31, 1996 and 32% during the three month period ended March 31, 1997 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

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

  A California statute that became effective January 1, 1995 makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company currently operates centers in California, which accounted for a significant percentage of net operating revenues for the fiscal year ended December 31, 1996 and the three months ended March 31, 1997. Although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. If the California statute were so interpreted, the Company would be required to restructure some or all of its relationships with referring physicians who serve as Medical Directors of the Company's facilities and with the physicians who hold minority interests in certain of the Company's facilities.

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

DEPENDENCE ON PHYSICIAN REFERRALS

  The Company's facilities are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect the Company's overall operations. Referring physicians own minority interests in 30 of the Company's dialysis facilities. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "Risk Factors--Operations Subject to Government Regulation."

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE.  [THIS SECTION TO BE UPDATED]

ITEM 2: CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

         On July 12, 1996, TRC purchased all of the assets of the Bertha Sirk Dialysis Center, Inc. and the Greenspring Dialysis Center, Inc. (collectively, "Bertha Sirk/Greenspring"). As partial consideration for the purchase, the Company issued an aggregated of 25,168 unregistered shares of Common Stock to the two shareholders of Bertha Sirk/Greenspring. Such unregistered shares were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

         On August 1, 1996, TRC entered into an agreement with Port Charlotte Artificial Kidney Center, Inc. ("Port Charlotte") to merge Port Charlotte with and into TRC. As partial consideration for the merger, the Company issued an aggregated of 36,420 unregistered shares of Common Stock to the two shareholders of Port Charlotte. Such unregistered share were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     11  Computation of per share earnings for the three months ended
         March 31, 1997 and March 31, 1996 and proforma computation of per share earnings for the three months ended March 31, 1997 and March 31, 1996.

     27  Financial Data Schedule.

(b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        Total Renal Care Holdings, Inc.
                                        (Registrant)

                                              /s/ John E. King
                                              ----------------
                                                 John E. King
                                          Vice President, Finance and
                                            Chief Financial Officer

Date: May 14, 1997

  John E. King is signing in the dual capacities as i) Chief Financial Officer, and ii) a duly authorized officer of the Company.