Form 10-Q
period 1997-06-30
TOTAL RENAL CARE HOLDINGS INC
filed 1997-08-14
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO ___________________

                        COMMISSION FILE NUMBER: 1-4034

                               ----------------

                        TOTAL RENAL CARE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      FOR THE QUARTER ENDED JUNE 30, 1997

                  DELAWARE                                       51-0354549
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
      21250 HAWTHORNE BLVD., SUITE 800
            TORRANCE, CALIFORNIA                                 90503-5517
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 792-2600

                                NOT APPLICABLE
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                                  OUTSTANDING AT AUGUST 1, 1997
            -----                                  -----------------------------
      Common Stock, Par Value $0.001..............       26,662,657 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                             PAGE
                                                                             NO.
                                                                             ----
Financial Statements:
  Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31,
   1996.....................................................................   1
  Condensed Consolidated Statements of Income for the Three Months and Six
   Months Ended June 30, 1997 and June 30, 1996.............................   2
  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 1997 and June 30, 1996..........................................   3
  Notes to Condensed Consolidated Financial Statements......................   4
Management's Discussion and Analysis of Financial Condition and Results of
 Operations.................................................................   6
Liquidity and Capital Resources.............................................   9
Risk Factors................................................................  11
                         PART II. OTHER INFORMATION
Item 2. Changes in Securities...............................................  15
Item 4. Submission of Matters to a Vote of Security Holders.................  15
Item 6. Exhibits and Reports on Form 8-K....................................  16
  Signatures................................................................  17

--------

Note: Items 1, 3 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                      JUNE 30,    DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents........................ $  6,039,000  $ 19,881,000
  Patient accounts receivable, less allowance for
   doubtful accounts of $10,023,000 and $7,911,000,
   respectively....................................  122,363,000    91,009,000
  Receivable from Tenet, a related company.........      459,000       347,000
  Other current assets.............................   23,368,000    20,049,000
                                                    ------------  ------------
    Total current assets...........................  152,229,000   131,286,000
Property and equipment, net........................   78,851,000    58,266,000
Notes receivable from related parties..............    2,000,000     1,919,000
Other long-term assets.............................    4,154,000     1,992,000
Intangible assets, net of accumulated amortization
 of $19,245,000 and
 $12,844,000, respectively.........................  248,962,000   180,617,000
                                                    ------------  ------------
    Total assets................................... $486,196,000  $374,080,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities................................ $ 33,278,000  $ 31,987,000
Long term debt and other...........................  192,079,000   103,545,000
Deferred income taxes..............................    3,205,000     2,868,000
Minority interests.................................    7,329,000     4,714,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 55,000,000
   shares authorized; none outstanding)............          --            --
  Common stock, voting, ($0.001 par value;
   55,000,000 shares authorized; 26,655,990 and
   26,472,982 issued and outstanding,
   respectively)...................................       27,000        26,000
  Additional paid-in capital.......................  258,643,000   255,897,000
  Notes receivable from stockholders...............   (2,926,000)   (2,827,000)
  Accumulated deficit..............................   (5,439,000)  (22,130,000)
                                                    ------------  ------------
    Total stockholders' equity.....................  250,305,000   230,966,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $486,196,000  $374,080,000
                                                    ============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                               THREE MONTHS                SIX MONTHS
                         -------------------------  --------------------------
                             1997         1996          1997          1996
                         ------------  -----------  ------------  ------------
Net operating revenues.. $104,752,000  $64,583,000  $193,782,000  $114,820,000
                         ------------  -----------  ------------  ------------
Operating expenses:
  Facilities............   70,371,000   43,318,000   130,007,000    76,647,000
  General and
   administrative.......    7,179,000    4,800,000    13,383,000     8,701,000
  Provision for doubtful
   accounts.............    2,087,000    1,337,000     3,881,000     2,333,000
  Depreciation and
   amortization.........    6,406,000    3,572,000    11,761,000     6,032,000
                         ------------  -----------  ------------  ------------
    Total operating
     expenses...........   86,043,000   53,027,000   159,032,000    93,713,000
                         ------------  -----------  ------------  ------------
Operating income........   18,709,000   11,556,000    34,750,000    21,107,000
Interest expense........   (3,230,000)  (2,238,000)   (5,183,000)   (4,150,000)
Interest income.........      537,000    1,182,000       971,000     1,613,000
                         ------------  -----------  ------------  ------------
Income before income
 taxes and minority
 interests..............   16,016,000   10,500,000    30,538,000    18,570,000
Income taxes............    6,112,000    4,110,000    11,504,000     7,151,000
                         ------------  -----------  ------------  ------------
Income before minority
 interests..............    9,904,000    6,390,000    19,034,000    11,419,000
Minority interests in
 income of consolidated
 subsidiaries...........    1,038,000      664,000     2,343,000     1,417,000
                         ------------  -----------  ------------  ------------
Net income.............. $  8,866,000  $ 5,726,000  $ 16,691,000  $ 10,002,000
                         ============  ===========  ============  ============
    Net income per
     common share....... $       0.33  $      0.22  $       0.61  $       0.40
                         ============  ===========  ============  ============
Weighted average number
 of common shares and
 equivalents outstand-
 ing....................   27,226,000   26,579,000    27,227,000    24,837,000
                         ============  ===========  ============  ============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                       1997           1996
                                                   -------------  ------------
Cash flows from operating activities:
Net income........................................ $  16,691,000  $ 10,002,000
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Depreciation and amortization.................    11,761,000     6,032,000
    Noncash interest..............................             0     3,228,000
    Provision for doubtful accounts...............     3,881,000     2,333,000
    Other.........................................   (34,581,000)  (29,769,000)
                                                   -------------  ------------
      Total adjustments...........................   (18,939,000)  (18,176,000)
                                                   -------------  ------------
        Net cash used by operating activities.....    (2,248,000)   (8,174,000)
                                                   -------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment.............   (16,347,000)  (11,833,000)
  Cash paid for acquisitions, net of cash
   acquired.......................................   (94,245,000)  (77,867,000)
  Additions to intangible assets..................    (1,565,000)   (1,966,000)
  Other...........................................    (1,806,000)      152,000
                                                   -------------  ------------
        Net cash used by investing activities.....  (113,963,000)  (91,514,000)
                                                   -------------  ------------
Cash flows from financing activities:
  Borrowings from bank credit facility............   103,000,000    51,000,000
  Payments on bank credit facility................             0   (51,000,000)
  Net proceeds from sale of common stock..........     1,585,000   110,051,000
  Distributions to minority interests.............    (1,203,000)     (747,000)
  Other...........................................    (1,013,000)      172,000
                                                   -------------  ------------
        Net cash provided by financing activities.   102,369,000   109,476,000
                                                   -------------  ------------
Net (decrease) increase in cash...................   (13,842,000)    9,788,000
Cash at beginning of period.......................    19,881,000    30,181,000
                                                   -------------  ------------
Cash at end of period............................. $   6,039,000  $ 39,969,000
                                                   =============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Total Renal Care Holdings, Inc., ("TRCH" or the "Company") as of and for the periods indicated. TRCH presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1996 filed on March 11, 1997 by the Company have been omitted. Certain reclassifications of prior period amounts have been made to conform to current period classifications. The financial information herein is not necessarily representative of a full year's operations.

  2. During the quarter ended March 31, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of three centers for total cash consideration of approximately $8.1 million. Goodwill of approximately $4.5 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

  During the quarter ended June 30, 1997 the Company purchased substantially all of the assets and assumed certain liabilities of 18 centers for a total cash consideration of approximately $72.6 million. Goodwill of approximately $51.3 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

  Additionally, during the quarter ended June 30, 1997, the Company acquired a controlling interest in the operations for a vascular access management company and acquired a clinical research company specializing in renal and renal related studies for a combined total cash consideration of approximately $800,000. Goodwill of approximately $1.5 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

  The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the six months ended June 30, are as follows:

                                                          1997         1996
                                                      ------------ ------------
     Pro forma net operating revenues (in 000's)..... $209,456,000 $140,929,000
                                                      ============ ============
     Pro forma net income (in 000's)................. $ 18,009,000 $ 11,217,000
                                                      ============ ============
     Pro forma earnings per share.................... $       0.66 $       0.45
                                                      ============ ============

  3. In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), was issued. This pronouncement modifies the calculation and disclosure of earnings per share (EPS) and will be adopted by the Company in its financial statements for the year ending December 31, 1997. Although early adoption is not permitted, proforma disclosure is permitted (see Exhibit 11). After the adoption date, EPS data for all periods presented, including quarterly financial data, is required to be restated to conform with the provisions of SFAS 128.

  4. Subsequent to June 30, 1997, the Company completed acquisitions, signed definitive agreements, or entered into to agreements in principle, to acquire facilities or to manage operations of 16 dialysis clinics for consideration of approximately $77.6 million, which have been or will primarily be funded by additional borrowings under the TRCH Credit Facility.

                        TOTAL RENAL CARE HOLDINGS, INC.

  In August 1997 the Company secured firm commitments to replace its existing $400 million TRCH Credit Facility by an aggregate of $1 billion in two senior bank facilities ("Senior Credit Facilities"). The Senior Credit Facilities will consist of a seven-year $800 million revolving senior credit facility and a ten-year $200 million senior term facility. The terms and rates are comparable to those in effect with the previous TRCH Credit Facility and allow for an expansion of the leverage ratio.

  The Company has also committed to enter into an additional forward interest swap agreement in the notional amount of $200 million for a ten-year period beginning September 30, 1997. The terms include a fixed interest rate of 6.52%, plus an applicable margin based upon the Company's leverage ratio. Currently the effective interest rate is 7.07%.

  On August 12, 1997, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 2,595,524 shares of common stock which are to be offered by affiliates of DLJ Merchant Banking Partners, L.P., as well as certain officers of the Company. Two million of the shares being sold are being offered by the DLJ Merchant Banking affiliates, representing their entire remaining interest in the Company. Donaldson, Lufkin & Jenrette Securities Corporation will be the sole underwriter of the offering. The Company will not receive any of the proceeds from the sale of the shares being sold by the selling stockholders.

  On August 5, 1997, the Balanced Budget Act was signed by President Clinton which included provisions: (1) providing for a permanent extension to thirty months of the Medicare secondary payor requirement for items and services furnished to ESRD patients by their existing Employer Group Health Plan; and
(2) specifying that where payment for drugs (other than EPO) is not made on a cost or prospective payment basis, the payment would equal 95% of the Average Wholesale Price (as defined in federal laws and regulations).

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

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
1996

  Net Operating Revenues. Net operating revenues for the three months ended June 30, 1997 (Second Quarter of 1997) increased $40,169,000 to $104,752,000 from $64,583,000 for the three months ended June 30, 1996 (Second Quarter of 1996) representing a 62.2% increase. Of this increase, $41,776,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. An offsetting decrease in net operating revenues per treatment which was $231.93 in the Second Quarter of 1997 compared to $235.48 in the Second Quarter of 1996 was due to decreased ancillary utilization primarily in the Company's laboratory business due to the large number of acquisitions during the Second Quarter of 1997 which have not yet been converted to a TRC laboratory, and an overall decrease in average reimbursement rates.

  Facility Operating Expenses. Facility operating expenses consist of cost and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance cost of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expense increased $27,053,000 to $70,371,000 in the Second Quarter of 1997 from $43,318,000 in the Second Quarter of 1996 and as a percentage of net operating revenues, facility operating expenses increased to 67.2% in the Second Quarter of 1997 from 67.1% in the Second Quarter of 1996.

  General and Administrative Expenses. General and administrative expenses include headquarters expenses and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $2,379,000 to $7,179,000 in the Second Quarter of 1997 from $4,800,000 in the Second Quarter of 1996. As a percentage of net operating revenues, general and administrative expenses declined to 6.9% in the Second Quarter of 1997 from 7.4% in the Second Quarter of 1996. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $750,000 to $2,087,000 in the Second Quarter of 1997 from $1,337,000 in the
Second Quarter of 1996. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.0% in the Second Quarter of 1997 from 2.1% in the Second Quarter of 1996.

  Depreciation and Amortization. Depreciation and amortization increased $2,834,000 to $6,406,000 in the Second Quarter of 1997 from $3,572,000 in the
Second Quarter of 1996. As a percentage of net operating revenues, depreciation and amortization increased to 6.1% in the Second Quarter of 1997 from 5.5% in the Second Quarter of 1996. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $7,153,000 to $18,709,000 in the Second Quarter of 1997 from $11,556,000 in the Second Quarter of 1996. As a percentage of net operating revenues, operating income remained at 17.9% in the Second Quarter of 1997 and in the Second Quarter of 1996.

  Interest Expense. Interest expense, net of interest income, increased $1,637,000 to $2,693,000 in the Second Quarter of 1997 from $1,056,000 in the
Second Quarter of 1996. As a percentage of net operating revenues, interest expense, net of interest income, increased to 2.6% in the Second Quarter of 1997 from 1.6% in the Second Quarter of 1996. Cash interest expense during the Second Quarter of 1997 was $3,230,000 versus cash interest expense of $601,000 and non-cash interest of $1,637,000 in the Second Quarter of 1996. Non-cash interest in the Second Quarter of 1996 was related to the Company's Discount Notes which were completely retired through an early extinguishment during the third quarter of 1996. The increase in cash interest expense was due primarily to an increase in borrowings made under the TRCH Credit Facility to fund the Company's acquisitions.

  Provision for Income Taxes. Provision for income taxes increased $2,002,000 to $6,112,000 in the Second Quarter of 1997 from $4,110,000 in the Second Quarter of 1996, and the effective tax rate after minority interest decreased to 40.8% in the Second Quarter of 1997 from 41.8% in the Second Quarter of 1996. The overall decrease in the effective tax rate is due to a reduction in the blended state rates and a reduction in nondeductible amortization as a percentage of deductible amortization expense.

  Minority Interest. Minority interests represent the pretax income earned by physicians who directly or indirectly own minority interests in the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interest increased $374,000 to $1,038,000 in the Second Quarter of 1997 from $664,000 in the Second Quarter of 1996. As a percentage of net operating revenues, minority interest remained at 1.0% for both quarters.

 Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

  Net Operating Revenues. Net operating revenues for the six months ended June 30, 1997 increased $78,962,000 to $193,782,000 from $114,820,000 for the six months ended June 30, 1996 representing a 68.8% increase. Of this increase, $78,213,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remainder was due to an increase in net operating revenues per treatment which was $234.40 in the first six months of 1997 compared to $233.51 in the first six months of 1996. The increase in operating revenues per treatment was due to increased ancillary utilization primarily in the administration of EPO and other medications and an increase in affiliated and unaffiliated facility management fees partially offset by a decrease in average reimbursement rates.

  Facility Operating Expenses. Facility operating expenses increased $53,360,000 to $130,007,000 in the first six months of 1997 from $76,647,000 in the first six months of 1996 and as a percentage of net operating revenues, facility operating expenses increased to 67.1% in the first six months of 1997 from 66.8% in the first six months of 1996. The increase in the first six months of 1997 was due to increased labor and benefits partially incurred as a result of utilizing existing employees of the acquired facilities during the transition period.

  General and Administrative Expenses. General and administrative expenses increased $4,682,000 to $13,383,000 in the first six months of 1997 from $8,701,000 in the first six months of 1996. As a percentage of net operating revenues, general and administrative expenses declined to 6.9% in the first six months of 1997 from 7.6% in the first six months of 1996. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $1,548,000 to $3,881,000 in the first six months of 1997 from $2,333,000 in the first six months of 1996. As a percentage of net operating revenues, the provision for doubtful accounts remained the same at 2.0% for both periods.

  Depreciation and Amortization. Depreciation and amortization increased $5,729,000 to $11,761,000 in the first six months of 1997 from $6,032,000 in the first six months of 1996. As a percentage of net operating revenues, depreciation and amortization increased to 6.1% in the first six months of 1997 from 5.3% in the first six months of 1996. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $13,643,000 to $34,750,000 in the first six months of 1997 from $21,107,000 in the first six months of 1996. As a percentage of net operating revenues, operating income decreased to 18.0% in the first six months of 1997 from 18.4% in the first six months of 1996. This decrease in operating income is primarily due to an increase in depreciation and amortization and an increase in facility operating costs partially offset by a decrease in general and administrative expenses all as a percentage of net operating revenue.

  Interest Expense. Interest expense, net of interest income, increased $1,675,000 to $4,212,000 in the first six months of 1997 from $2,537,000 in the first six months of 1996. As a percentage of net operating revenues, interest expense, net of interest income, was 2.2% in both periods. Cash interest expense during the first six months of 1997 was $5,183,000 versus cash interest expense of $922,000 and non-cash interest of $3,228,000 in the first six months of 1996. Non-cash interest in the first six months of 1996 was related to the Company's Discount Notes which were completely retired through an early extinguishment during the third quarter of 1996. The increase in cash interest expense was due primarily to an increase in borrowings made under the TRCH Credit Facility to fund the Company's acquisitions.

  Provision for Income Taxes. Provision for income taxes increased $4,353,000 to $11,504,000 in the first six months of 1997 from $7,151,000 in the first six months of 1996, and the effective tax rate after minority interest decreased to 40.8% in the first six months of 1997 from 41.7% in the first six months of 1996. The overall decrease in the effective tax rate is due to a reduction in the blended state rates and a reduction in nondeductible amortization as a percentage of deductible amortization expense.

  Minority Interest. Minority interest increased $926,000 to $2,343,000 in the first six months of 1997 from $1,417,000 in the first six months of 1996. As a percentage of net operating revenues, minority interest remained at 1.2% for both periods.

                        LIQUIDITY AND CAPITAL RESOURCES

  Net cash used by operating activities was $2,248,000 for the first six months of 1997 and $8,174,000 for the first six months of 1996. Net cash used by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, in the first six months of 1997. Net cash used in investing activities was $113,963,000 and $91,514,000 for the first six months of 1997 and 1996, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. For the first six months of 1997 net cash provided by financing activities was $102,369,000 as compared to $109,476,000 for the first six months of 1996. The primary source of cash for the first six months of 1997 consisted of borrowings from the bank credit facility and were used to finance acquisitions, de novo developments and working capital needs.

  As of June 30, 1997, the Company had working capital of $118,951,000, including cash of $6,039,000.

  The Company anticipates that its aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities, including de novo facilities after June 30, 1997 through December 31, 1997 will be approximately $20.5 million.

  The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $800,000 for initial construction and equipment and $200,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a development facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future developed facilities. The Company is currently developing twenty-three new facilities and plans to open between 12 to 15 de novo facilities during the remaining six months of this year.

  During the period January 1, 1997 through June 30, 1997, the Company paid cash of approximately $81.4 million for the acquisition of 21 facilities, a vascular access management company and an ESRD clinical research company, in 7 separate transactions. Also, upon closure of an acquisition of two facilities the related letters of credit of $12.6 million were cancelled. Subsequent to June 30, 1997, the Company completed acquisitions of or entered into letters of intent to acquire 16 facilities for consideration of approximately $77.6 million, which will primarily be funded by additional borrowings under the TRCH Credit Facility.

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

  In August 1997 the Company secured firm commitments to replace its $400 million bank credit facility by an aggregate of $1 billion in two senior bank facilities ("Senior Credit Facilities"). The Senior Credit Facilities will consist of a seven-year $800 million revolving senior credit facility and a ten-year $200 million senior term facility. The terms and rates are comparable to those in effect with previous TRCH Credit Facility and allow for an expansion of the leverage ratio.

  The Company has also committed to enter into an additional forward interest swap agreement in the notional amount of $200 million for a ten-year period beginning September 30, 1997. The terms include a fixed interest rate of 6.52% plus an applicable margin based upon the Company leverage ratio. Currently, the effective interest rate is 7.07%.

  The Company believes that the borrowings under the various credit facilities, cash generated from operations and other current sources of financing will be sufficient to meet the Company's need for capital for the foreseeable future, including working capital, purchases of additional property and equipment for the operation of its existing facilities and interest on the TRCH Senior Credit Facility. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities. There can be no assurance that additional financing and capital, if and when required, will be available on terms acceptable to the Company or at all.

                                 RISK FACTORS

  In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This quarterly report contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those discussed below, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report or the materials incorporated herein by reference will in fact transpire.

DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by the Health Care Financing Administration ("HCFA") for dialysis treatments. Since 1972, qualified patients suffering from ESRD have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 61% of its net patient revenues during its fiscal year ended December 31, 1996, and approximately 59% during the six months ended June 30, 1997 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of erythropoietin ("EPO"). EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $55.1 million, or 20% of net patient revenues, in its fiscal year ended December 31, 1996, and were $38.9 million, or 20% of net patient revenues, during the six months ended June 30, 1997. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. Prices paid for EPO by the Company, its public competitors, and other dialysis providers are presently the subject of a pricing survey being conducted on behalf of HCFA.

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 6% of its net patient revenues during the fiscal year ended December 31, 1996 and 8% of its net patient revenues during the six month period ended June 30, 1997 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

  Approximately 33% of the Company's net patient revenues during the fiscal year ended December 31, 1996, and 33% of the Company's net patient revenues during the six months ended June 30, 1997 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

OPERATIONS SUBJECT TO GOVERNMENT REGULATION

  The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to the illegal remuneration provisions of the Social Security Act and similar state laws, which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. In July 1991 and November 1992, the federal government published regulations that provide exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the illegal remuneration provisions. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. Neither the arrangements between the Company and the physician directors of its facilities ("Medical Directors") nor the minority ownership interests of referring physicians in certain of the Company's dialysis facilities meet all of the necessary requirements to obtain full protection afforded by these safe harbors. Although the Company has never been challenged under these statutes and believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or relationships with its Medical Directors or with referring physicians holding minority ownership interests or that the Company will not experience material adverse effects as a result of any such challenge.

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

  A California statute that became effective January 1, 1995 makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company currently operates centers in California, which account for a significant percentage of net operating revenues. Although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. If the California statute were so interpreted, the Company would be required to restructure some or all of its relationships with referring physicians who serve as Medical Directors of the Company's facilities and with the physicians who hold minority interests in certain of the Company's facilities. The Company also operates dialysis facilities and provides laboratory services in Virginia, Georgia, Florida, Illinois, Minnesota, Maryland, Michigan, New York and Puerto Rico all of which have so-called "fraud and abuse" statutes which regulate the Company's relationships with physicians.

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

  The Company's two licensed clinical laboratories are also subject to extensive federal and state regulation of performance standards, including the provisions of The Clinical Laboratory Improvement Act of 1967 and The Clinical Laboratory Improvement Amendments of 1988 Act, as well as the federal and state regulations described above. The Company's laboratory subsidiary is presently the subject of a third-party carrier review and a State of Florida Medicaid review. The reviewing entities have requested medical and billing records for certain patients, and the Company has provided the requested records. Neither the third-party carrier nor Florida Medicaid has informed the Company of the reason for or the nature or scope of its review.

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

RISKS INHERENT IN GROWTH STRATEGY

  Beginning after the recapitalization in August 1994, which effected a change in ownership, the Company has had an aggressive growth strategy. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, the operations of acquired companies and identifying suitable locations for additional facilities. The Company's growth is expected to place significant demands on the Company's financial and management resources. In recent years, acquisition prices and competition for facilities has increased. To the extent the Company is unable to acquire or develop facilities in a cost-effective manner, its ability to expand its business and enhance results of operations would be adversely affected. In addition, although the Company believes it has a demonstrable track record of integrating the operations of acquired companies with its historic operations, the process for integrating acquired operations, particularly for newly acquired regional clusters, presents a significant challenge to the Company's management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that the Company will be able to continue its growth strategy or that this strategy will ultimately prove successful. A failure to successfully continue its growth strategy could have an adverse effect on the Company's results of operations.

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

DEPENDENCE ON PHYSICIAN REFERRALS

  The Company's facilities are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect the Company's overall operations. Referring physicians own minority interests in certain of the Company's dialysis facilities. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "--Operations Subject to Government Regulation."

                                    PART II

                               OTHER INFORMATION

ITEMS 1, 3 AND 5 ARE NOT APPLICABLE.

ITEM 2: CHANGES IN SECURITIES

  (c) Recent Sales of Unregistered Securities

  On July 12, 1996, TRC purchased all of the assets of the Bertha Sirk Dialysis Center, Inc. and the Greenspring Dialysis Center, Inc. (collectively, "Bertha Sirk/Greenspring"). As partial consideration for the purchase, the Company issued an aggregate of 25,168 unregistered shares of Common Stock to the two shareholders of Bertha Sirk/Greenspring. Such unregistered shares were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

  On August 1, 1996, TRC entered into an agreement with Port Charlotte Artificial Kidney Center, Inc. ("Port Charlotte") to merge Port Charlotte with and into TRC. As partial consideration for the merger, the Company issued an aggregate of 36,420 unregistered shares of Common Stock to the two shareholders of Port Charlotte. Such unregistered shares were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on July 1, 1997. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after Director's respective name.

                                                            VOTES WITH  WITHOUT
       NAME                                                 AUTHORITY  AUTHORITY
       ----                                                 ---------- ---------
       Maris Andersons..................................... 24,955,342  326,360
       Victor M.G. Chaltiel................................ 25,158,142  123,560
       Peter T. Grauer..................................... 25,024,942  256,760
       Regina E. Herzlinger................................ 25,014,942  266,760
       Shaul G. Massry..................................... 24,955,242  326,460

  Proposal II submitted to a vote of security holders at the meeting was the approval of the Company's 1997 Equity Compensation Plan. The votes were cast as follows:

          FOR                 AGAINST                      ABSTAIN                      NO VOTE
       ----------            ---------                     -------                     ---------
       14,906,760            8,576,094                      5,881                      3,142,178

  Proposal III submitted to a vote of security holders at the meeting was the ratification of the appointment of Price Waterhouse LLP as Independent Accountants. The votes were cast as follows:

          FOR                 AGAINST                      ABSTAIN
       ----------            ---------                     -------
       25,277,524                2,176                      2,002

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    11 Computation of per share earnings for the three and six months ended
        June 30, 1997 and June 30, 1996 and proforma computation of per share earnings for the three and six months ended June 30, 1997 and June
        30, 1996.
    27 Financial Data Schedule.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the six months for which this report was filed.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          TOTAL RENAL CARE HOLDINGS, INC.
                                          (Registrant)

                                                    /s/ John E. King
                                          By: _________________________________
                                                        John E. King
                                                Vice President, Finance and
                                                  Chief Financial Officer

Date: August 13, 1997

  John E. King is signing in the dual capacities as (i) Chief Financial Officer, and (ii) a duly authorized officer of the Company.