Form 10-Q
period 1997-09-30
TOTAL RENAL CARE HOLDINGS INC
filed 1997-11-13
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

   OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _______________ TO __________________

                        COMMISSION FILE NUMBER: 1-4034

                               ----------------

                        TOTAL RENAL CARE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                                OUTSTANDING AT NOVEMBER 1, 1997
            -----                                -------------------------------
      Common Stock, Par Value $0.001............        44,577,565 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            NO.
                                                                            ----
Financial Statements:
  Condensed Consolidated Balance Sheets as of September 30, 1997 and
   December 31, 1996......................................................    1
  Condensed Consolidated Statements of Income for the Three Months and
   Nine Months Ended September 30, 1997 and September 30, 1996............    2
  Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 1997 and September 30, 1996........................    3
  Notes to Condensed Consolidated Financial Statements....................    4
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................    6
Liquidity and Capital Resources...........................................    9
Risk Factors..............................................................   11

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................   15
  Signatures..............................................................   16

--------
Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1997               1996
                                                       ------------       ------------
                       ASSETS
                       ------
Current Assets:
  Cash and cash equivalents..........................  $ 15,455,000       $ 19,881,000
  Patient accounts receivable, less allowance for
   doubtful accounts of $10,980,000 and $7,911,000,
   respectively......................................   131,456,000         91,009,000
  Receivable from Tenet, a related company...........       288,000            347,000
  Other current assets...............................    24,778,000         20,049,000
                                                       ------------       ------------
    Total current assets.............................   171,977,000        131,286,000
Property and equipment, net..........................    84,846,000         58,266,000
Notes receivable from related parties................     2,101,000          1,919,000
Other long-term assets...............................     9,683,000          1,992,000
Intangible assets, net of accumulated amortization of
 $21,566,000 and $12,844,000, respectively...........   286,210,000        180,617,000
                                                       ------------       ------------
    Total assets.....................................  $554,817,000       $374,080,000
                                                       ============       ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities................................ $ 28,784,000  $ 31,987,000
Long term debt and other...........................  253,880,000   103,545,000
Deferred income taxes..............................    2,856,000     2,868,000
Minority interests.................................    7,640,000     4,714,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 55,000,000
   shares authorized; none outstanding)............          --            --
  Common stock, voting, ($0.001 par value;
   55,000,000 shares authorized; 44,481,360 and
   44,121,637 issued and outstanding,
   respectively)...................................       44,000        44,000
  Additional paid-in capital.......................  260,157,000   255,879,000
  Notes receivable from stockholders...............   (2,975,000)   (2,827,000)
  Retained earnings (deficit)......................    4,431,000   (22,130,000)
                                                    ------------  ------------
    Total stockholders' equity.....................  261,657,000   230,966,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $554,817,000  $374,080,000
                                                    ============  ============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               THREE MONTHS                NINE MONTHS
                         -------------------------  --------------------------
                             1997         1996          1997          1996
                         ------------  -----------  ------------  ------------
Net operating revenues.. $113,668,000  $73,333,000  $307,450,000  $188,153,000
                         ------------  -----------  ------------  ------------
Operating expenses:
  Facilities............   75,505,000   49,474,000   205,512,000   126,121,000
  General and
   administrative.......    7,614,000    4,943,000    20,997,000    13,644,000
  Provision for doubtful
   accounts.............    2,411,000    1,559,000     6,292,000     3,892,000
  Depreciation and
   amortization.........    7,141,000    4,231,000    18,902,000    10,263,000
                         ------------  -----------  ------------  ------------
    Total operating
     expenses...........   92,671,000   60,207,000   251,703,000   153,920,000
                         ------------  -----------  ------------  ------------
Operating income........   20,997,000   13,126,000    55,747,000    34,233,000
Interest expense........   (4,259,000)  (1,719,000)   (9,442,000)   (5,869,000)
Interest income.........      733,000      394,000     1,704,000     2,007,000
                         ------------  -----------  ------------  ------------
Income before income
 taxes and minority
 interests..............   17,471,000   11,801,000    48,009,000    30,371,000
Income taxes............    6,751,000    4,386,000    18,255,000    11,537,000
                         ------------  -----------  ------------  ------------
Income before minority
 interests..............   10,720,000    7,415,000    29,754,000    18,834,000
Minority interests in
 income of consolidated
 subsidiaries...........      850,000      879,000     3,193,000     2,296,000
                         ------------  -----------  ------------  ------------
Net income before
 extraordinary item.....    9,870,000    6,536,000    26,561,000    16,538,000
Extraordinary loss
 related to early
 extinguisment of debt,
 net of tax.............            0    7,700,000             0     7,700,000
                         ------------  -----------  ------------  ------------
Net income (loss)....... $  9,870,000  $(1,164,000) $ 26,561,000  $  8,838,000
                         ============  ===========  ============  ============
Earning (loss) per
 common share:
Income before
 extraordinary item..... $        .22  $       .15  $        .59  $        .39
Extraordinary item......            0         (.17)            0          (.18)
                         ------------  -----------  ------------  ------------
    Net income (loss)... $        .22  $      (.02) $        .59  $        .21
                         ============  ===========  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding............   45,631,000   44,435,000    45,146,000    42,348,000
                         ============  ===========  ============  ============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                      1997           1996
                                                  -------------  -------------
Cash flows from operating activities:
Net income....................................... $  26,561,000  $   8,838,000
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Depreciation and amortization................    18,902,000     10,263,000
    Extraordinary item...........................             0     12,623,000
    Noncash interest.............................             0      4,396,000
    Provision for doubtful accounts..............     6,292,000      3,892,000
    Other........................................   (50,600,000)   (38,039,000)
                                                  -------------  -------------
      Total adjustments..........................   (25,406,000)    (6,865,000)
                                                  -------------  -------------
        Net cash provided by operating
         activities..............................     1,155,000      1,973,000
                                                  -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment............   (23,901,000)   (18,118,000)
  Cash paid for acquisitions, net of cash
   acquired......................................  (135,162,000)  (120,495,000)
  Additions to intangible assets.................    (4,359,000)    (2,880,000)
  Issuance of long-term notes receivable.........    (5,489,000)      (472,000)
  Other..........................................    (1,821,000)       746,000
                                                  -------------  -------------
        Net cash used by investing activities....  (170,732,000)  (141,219,000)
                                                  -------------  -------------
Cash flows from financing activities:
  Borrowings from bank credit facility...........   165,000,000     84,335,000
  Payments on bank credit facility...............             0    (51,000,000)
  Net proceeds from sale of common stock.........     1,866,000    110,079,000
  Cash paid to retire bonds......................             0    (28,499,000)
  Distributions to minority interests............    (1,786,000)    (1,488,000)
  Other..........................................        71,000      1,078,000
                                                  -------------  -------------
        Net cash provided by financing
         activities..............................   165,151,000    114,505,000
                                                  -------------  -------------
Net decrease in cash.............................    (4,426,000)   (24,741,000)
Cash at beginning of period......................    19,881,000     30,181,000
                                                  -------------  -------------
Cash at end of period............................ $  15,455,000  $   5,440,000
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

  During the quarter ended June 30, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of 18 centers for a total cash consideration of approximately $72.6 million. Goodwill of approximately $51.3 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

  Additionally, during the quarter ended June 30, 1997, the Company acquired a controlling interest in the operations of a vascular access management company and acquired a clinical research company specializing in renal and renal related studies for a combined consideration of $2.1 million, including cash of approximately $800,000. Goodwill of approximately $1.5 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

  During the quarter ended September 30, 1997, the Company purchased substantially all of the assets, including certain accounts receivable, and assumed certain liabilities of six centers for a total cash consideration of approximately $41.1 million. Goodwill of approximately $33.8 million was recorded in connection with these transactions in accordance with the Company's existing accounting policies.

  The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the nine months ended September 30, are as follows:

                                                          1997         1996
                                                      ------------ ------------
     Pro forma net operating revenues (in 000's)..... $323,129,000 $227,316,000
                                                      ============ ============
     Pro forma net income (in 000's)................. $ 27,879,000 $ 10,661,000
                                                      ============ ============
     Pro forma earnings per share.................... $       0.62 $       0.25
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

                        TOTAL RENAL CARE HOLDINGS, INC.

  4. The Company entered into an additional forward interest swap agreement in the notional amount of $200 million for a ten-year period beginning September 30, 1997. The terms include a fixed interest rate of 6.52%, plus an applicable margin based upon the Company's leverage ratio. Currently the effective interest rate for this interest swap is 7.77%.

  5. On August 12, 1997, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 2,595,524 shares of common stock to be offered by affiliates of DLJ Merchant Banking Partners, L.P., as well as certain officers of the Company. Of the shares being sold, 2,024,234 were offered by the DLJ Merchant Banking affiliates, representing their entire remaining interest in the Company. Donaldson, Lufkin & Jenrette Securities Corporation was the sole underwriter of the offering. The Company did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders.

  6. On August 5, 1997, the Balanced Budget Act was signed by President Clinton which included provisions: (1) providing for a permanent extension of the ESRD coordination period from eighteen to thirty months of the Medicare secondary payor requirement for items and services furnished to ESRD patients by their existing Employer Group Health Plan; and (2) specifying that where payment for drugs (other than EPO) is not made on a cost or prospective payment basis, the payment would equal 95% of the Average Wholesale Price (as defined in federal laws and regulations).

  7. On September 30, 1997 the Company announced a common stock dividend to all shareholders of record as of October 7, 1997, to be paid on October 20, 1997. Each shareholder is to receive 2 additional shares of common stock for each 3 shares held. Fractional shares calculated as a result of the stock dividend were paid out in cash in the amount of approximately $14,000. As such, all share and per share amounts presented in the financial statements and related notes thereto have been retroactively restated to reflect this dividend which was accounted for as a stock split.

  On October 24, 1997, the Company refinanced its existing $400 million TRCH Credit Facility with an aggregate of $1,050,000,000 in two senior bank facilities ("Senior Credit Facilities"). The Senior Credit Facilities consist of a seven-year $800 million revolving senior credit facility and a ten-year $250 million senior term facility. The terms and rates are comparable to those in effect with the previous TRCH Credit Facility and allow for an expansion of the leverage ratio.

  Subsequent to September 30, 1997, the Company completed acquisitions, signed definitive agreements, or entered into agreements in principle, to acquire facilities or to manage operations of 35 dialysis clinics for consideration of approximately $141 million, which have been or will primarily be funded by additional borrowings under the TRCH Credit Facility or the Senior Credit Facilities.

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

RESULTS OF OPERATIONS

 Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

  Net Operating Revenues. Net operating revenues for the three months ended September 30, 1997 (Third Quarter of 1997) increased $40,335,000 to $113,668,000 from $73,333,000 for the three months ended September 30, 1996 (Third Quarter of 1996) representing a 55.0% increase. This increase was due to increased treatments from acquisitions, existing facility growth and de novo developments.

  Facility Operating Expenses. Facility operating expenses consist of cost and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance cost of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expense increased $26,031,000 to $75,505,000 in the Third Quarter of 1997 from $49,474,000 in the Third Quarter of 1996 and as a percentage of net operating revenues, facility operating expenses decreased to 66.4% in the Third Quarter of 1997 from 67.5% in the Third Quarter of 1996. This decrease is mostly due to improvements in labor and pharmaceutical costs as a percentage in revenues partially offset by an increase in other facility expenses, consisting primarily of rent and medical director fees. In December 1996, the Company implemented its best demonstrated practices program which focuses primarily upon costs incurred in labor and supplies.

  General and Administrative Expenses. General and administrative expenses include headquarters expenses and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $2,671000 to $7,614,000 in the Third Quarter of 1997 from $4,943,000 in the Third Quarter of 1996. As a percentage of net operating revenues, general and administrative expenses remained at 6.7% in the Third Quarter of 1997 and in the Third Quarter of 1996. The Company did not achieve any economies of scale relative to its revenue growth because it has recently added resources in the areas of quality management, information systems and business development in support of its managed care quality outcomes and acquisitions programs.

  Provision for Doubtful Accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $852,000 to $2,411,000 in the Third Quarter of 1997 from $1,559,000 in the
Third Quarter of 1996. As a percentage of net operating revenues, the provision for doubtful accounts remained at 2.1% in the Third Quarter of 1997 and in the Third Quarter of 1996.

  Depreciation and Amortization. Depreciation and amortization increased $2,910,000 to $7,141,000 in the Third Quarter of 1997 from $4,231,000 in the
Third Quarter of 1996. As a percentage of net operating revenues, depreciation and amortization increased to 6.3% in the Third Quarter of 1997 from 5.8% in the Third Quarter of 1996. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $7,871,000 to $20,997,000 in the Third Quarter of 1997 from $13,126,000 in the Third Quarter of 1996. As a percentage of net operating revenues, operating income increased to 18.5% in the Third Quarter of 1997 from 17.9% in the Third Quarter of 1996.

  Interest Expense. Interest expense, net of interest income, increased $2,201,000 to $3,526,000 in the Third Quarter of 1997 from $1,325,000 in the
Third Quarter of 1996. As a percentage of net operating revenues, interest expense, net of interest income, increased to 3.1% in the Third Quarter of 1997 from 1.8% in the Third Quarter of 1996. Cash interest expense during the Third Quarter of 1997 was $4,259,000 versus cash interest expense of $551,000 and non-cash interest of $1,168,000 in the Third Quarter of 1996. Non-cash interest in the Third Quarter of 1996 was related to the Company's Discount Notes which were completely retired through an early extinguishment during the third quarter of 1996. The increase in cash interest expense was due primarily to an increase in borrowings made under the TRCH Credit Facility to fund the Company's acquisitions.

  Provision for Income Taxes. Provision for income taxes increased $2,365,000 to $6,751,000 in the Third Quarter of 1997 from $4,386,000 in the Third Quarter of 1996, and the effective tax rate after minority interest increased to 40.6% in the Third Quarter of 1997 from 40.2% in the Third Quarter of 1996. The overall increase in the effective tax rate is due to an increase in the blended state rates in the current quarter relative to last year's quarter.

  Minority Interest. Minority interests represent the pretax income earned by physicians who directly or indirectly own minority interests in the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interest decreased $29,000 to $850,000 in the Third Quarter of 1997 from $879,000 in the Third Quarter of 1996. As a percentage of net operating revenues, minority interest decreased to 0.8% in the Third Quarter of 1997 from 1.2% in the Third Quarter of 1996.

 Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

  Net Operating Revenues. Net operating revenues for the nine months ended September 30, 1997 increased $119,297,000 to $307,450,000 from $188,153,000 for the nine months ended September 30, 1996 representing a 63.4% increase. This increase, $118,713,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments.

  Facility Operating Expenses. Facility operating expenses increased $79,391,000 to $205,512,000 in the first nine months of 1997 from $126,121,000 in the first nine months of 1996 and as a percentage of net operating revenues, facility operating expenses decreased to 66.8% in the first nine months of 1997 from 67.0% in the first nine months of 1996. This decrease is mostly due to improvements in labor and pharmaceutical costs as a percentage in revenues partially offset by an increase in other facility expenses, consisting primarily of rent and medical director fees. In December 1996, the Company implemented its best demonstrated practices program which focuses primarily upon costs incurred in labor and supplies.

  General and Administrative Expenses. General and administrative expenses increased $7,353,000 to $20,997,000 in the first nine months of 1997 from $13,644,000 in the first nine months of 1996. As a percentage of net operating revenues, general and administrative expenses declined to 6.8% in the first nine months of 1997 from 7.3% in the first nine months of 1996. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $2,400,000 to $6,292,000 in the first nine months of 1997 from $3,892,000 in the first nine months of 1996. As a percentage of net operating revenues, the provision for doubtful accounts remained the same at 2.1% for both periods.

  Depreciation and Amortization. Depreciation and amortization increased $8,639,000 to $18,902,000 in the first nine months of 1997 from $10,263,000 in the first nine months of 1996. As a percentage of net operating revenues, depreciation and amortization increased to 6.2% in the first nine months of 1997 from 5.5% in the first nine months of 1996. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $21,514,000 to $55,747,000 in the first nine months of 1997 from $34,233,000 in the first nine months of 1996. As a percentage of net operating revenues, operating income decreased slightly to 18.1% in the first nine months of 1997 from 18.2% in the first nine months of 1996. This decrease in operating income is primarily due to an increase in depreciation and amortization partially offset by a decrease in facility operating costs and general and administrative expenses all as a percentage of net operating revenue.

  Interest Expense. Interest expense, net of interest income, increased $3,876,000 to $7,738,000 in the first nine months of 1997 from $3,862,000 in the first nine months of 1996. As a percentage of net operating revenues, interest expense, net of interest income, increased to 2.5% in the first nine months of 1997 from 2.1% in the first nine months of 1996. Cash interest expense during the first nine months of 1997 was $9,442,000 versus cash interest expense of $1,473,000 and non-cash interest of $4,396,000 in the first nine months of 1996. Non-cash interest in the first nine months of 1996 was related to the Company's Discount Notes which were completely retired through an early extinguishment during the third quarter of 1996. The increase in cash interest expense was due primarily to an increase in borrowings made under the TRCH Credit Facility to fund the Company's acquisitions.

  Provision for Income Taxes. Provision for income taxes increased $6,718,000 to $18,255,000 in the first nine months of 1997 from $11,537,000 in the first nine months of 1996, and the effective tax rate after minority interest decreased to 40.7% in the first nine months of 1997 from 41.1% in the first nine months of 1996. The overall decrease in the effective tax rate is due to a reduction in the blended state rates and a reduction in nondeductible amortization as a percentage of total amortization expense.

  Minority Interest. Minority interest increased $897,000 to $3,193,000 in the first nine months of 1997 from $2,296,000 in the first nine months of 1996. As a percentage of net operating revenues, minority interest decreased to 1.0% for the first nine months of 1997 from 1.2% in the first nine months of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $1,155,000 for the first nine months of 1997 and $1,973,000 for the first nine months of 1996. Net cash used by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, in the first nine months of 1997. Net cash used in investing activities was $170,732,000 and $141,219,000 for the first nine months of 1997 and 1996, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. For the first nine months of 1997 net cash provided by financing activities was $165,151,000 as compared to $114,505,000 for the first nine months of 1996. The primary source of cash for the first nine months of 1997 consisted of borrowings from the bank credit facility and were used to finance acquisitions, de novo developments and working capital needs.

  As of September 30, 1997, the Company had working capital of $143,193,000, including cash of $15,455,000.

  The Company anticipates that its aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities, including de novo facilities after September 30, 1997 through December 31, 1997 will be approximately $12.3 million.

  The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $800,000 for initial construction and equipment and $200,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a development facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future developed facilities. The Company is currently developing twenty new facilities and plans to open 7 de novo facilities during the remaining three months of this year.

  In October 1997 the Company refinanced its $400 million bank credit facility with an aggregate of $1,050,000 in two senior bank facilities ("Senior Credit Facilities"). The Senior Credit Facilities consist of a seven-year $800 million revolving senior credit facility and a ten-year $250 million senior term facility. The terms and rates are comparable to those in effect with previous TRCH Credit Facility and allow for an expansion of the leverage ratio.

  During the period January 1, 1997 through September 30, 1997, the Company paid cash of approximately $122.6 million for the acquisition of 27 facilities, a vascular access management company and an ESRD clinical research company, in 13 separate transactions. Also, upon closure of an acquisition of two facilities the related letters of credit of $12.6 million were cancelled. Subsequent to September 30, 1997, the Company completed acquisitions of or entered into letters of intent to acquire 35 facilities for consideration of approximately $141 million, which will primarily be funded by additional borrowings under the TRCH Credit Facility or Senior Credit Facilities.

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

  The Company entered into an additional forward interest swap agreement in the notional amount of $200 million for a ten-year period beginning September 30, 1997. The terms include a fixed interest rate of 6.52% plus an applicable margin based upon the Company leverage ratio. Currently, the effective interest rate for this interest swap is 7.77%.

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

DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by the Health Care Financing Administration ("HCFA") for dialysis treatments. Since 1972, qualified patients suffering from ESRD have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 61% of its net patient revenues during its fiscal year ended December 31, 1996, and approximately 59% during the nine months ended September 30, 1997 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of erythropoietin ("EPO"). EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $55.1 million, or 20% of net patient revenues, in its fiscal year ended December 31, 1996, and were $61.4 million, or 20% of net patient revenues, during the nine months ended September 30, 1997. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. Prices paid for EPO by the Company, its public competitors, and other dialysis providers are presently the subject of a pricing survey being conducted on behalf of HCFA. It is our understanding that HCFA is considering a decrease in the rate of reimbursement from $10 to $9 per 1,000 units of EPO. If enacted, this decrease would reduce the Company's revenues by approximately 1.5% to 2% and therefore, would have a material effect on the Company's profitability.

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 6% of its net patient revenues during the fiscal year ended December 31, 1996 and 7% of its net patient revenues during the nine month period ended September 30, 1997 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

  Approximately 33% of the Company's net patient revenues during the fiscal year ended December 31, 1996, and 34% of the Company's net patient revenues during the nine months ended September 30, 1997 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

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

  A California statute that became effective January 1, 1995 makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company currently operates centers in California, which account for a significant percentage of net operating revenues. Although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. If the California statute were so interpreted, the Company would be required to restructure some or all of its relationships with referring physicians who serve as Medical Directors of the Company's facilities and with the physicians who hold minority interests in certain of the Company's facilities. So-called "fraud and abuse" statutes which regulate the Company's relationships with physicians are present in Puerto Rico and in all the states, in which the Company operates.

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

  The Company's two licensed clinical laboratories are also subject to extensive federal and state regulation of performance standards, including the provisions of The Clinical Laboratory Improvement Act of 1967 and The Clinical Laboratory Improvement Amendments of 1988 Act, as well as the federal and state regulations described above. The Company's laboratory subsidiary is presently the subject of a Medicare carrier review. The carrier has requested medical and billing records for certain patients, and the Company has provided the requested records. The carrier has not informed the Company of the reason for or the nature or scope of its review.

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

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 11  Computation of per share earnings for the three and nine months ended
     September 30, 1997 and September 30, 1996 and proforma computation of per share earnings for the three and nine months ended September 30, 1997 and September 30, 1996.

 27  Financial Data Schedule.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the nine months for which this report was filed.

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

Date: November 13, 1997

  John E. King is signing in the dual capacities as (i) Chief Financial Officer, and (ii) a duly authorized officer of the Company.