Form 10-K405
period 1997-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 1998-03-31
CIK 927066

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

For the fiscal year ended December 31, 1997
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from     to

                         COMMISSION FILE NUMBER 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                        51-0354549
 (STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

     21250 Hawthorne Boulevard, Suite 800, Torrance, California 90503-5517
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
      Registrant's telephone number, including area code: (310) 792-2600

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share

      Name of each exchange on which registered: New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 16, 1998, based on the price at which the Common Stock was sold as of March 16, 1998, was $2,833,602,632.

  The number of shares of the Registrant's Common Stock outstanding as of March 16, 1998 was 80,463,321 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  The following should be read in conjunction with the Registrant's Consolidated Financial Statements and the related notes thereto contained elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Registrant's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to Total Renal Care Holdings, Inc. ("TRCH") and its subsidiaries, including Renal Treatment Centers, Inc. ("RTC"). When discussing results of operations for periods beginning January 1, 1998 and for the purpose of any general discussion of the Company and any forward-looking statements made regarding the Company's operations and any risks associated therewith, the term "Company" refers to TRCH and its subsidiaries, INCLUDING RTC. When discussing historical results of operations for periods prior to January 1, 1998, the term "Company" refers to TRCH and its subsidiaries, NOT INCLUDING RTC. Unless otherwise indicated, all share and per share data of the Company in this Form 10-K reflect the Company's stock splits effected prior to the date hereof.

  The Company is the third largest, and largest independent, provider of high-quality dialysis and related services for patients suffering from chronic kidney failure, also known as end stage renal disease ("ESRD"). As of March 15, 1998, the Company provides dialysis and ancillary services to more than 29,800 patients through a network of 392 outpatient dialysis facilities in 33 states, Washington, D.C., Guam, Puerto Rico, Argentina, Italy and the United Kingdom. In addition, the Company provides inpatient dialysis services at 259 hospitals. On February 27, 1998, TRCH completed its merger with RTC, adding 185 facilities, 13,200 patients and more than 130 inpatient hospital contracts (the "Merger"). The Merger was treated as a pooling of interests for accounting purposes.

  The Company has implemented an aggressive, yet disciplined, growth strategy since the management-led buyout of the Company from Tenet Healthcare Corporation (the "August 1994 Transaction," as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In 1996, the Company added 66 outpatient dialysis facilities, 4,800 patients and 32 inpatient hospital contracts to its network. In 1997, the Company added an additional 63 outpatient dialysis facilities, 5,600 patients and 40 inpatient hospital contracts to its network. As of December 31, 1997, RTC, on a stand-alone basis, had 183 outpatient dialysis facilities and approximately 12,800 patients. From January 1 through March 15, 1998, the Company has added 12 outpatient dialysis facilities and 1,200 patients. The Company also has continued to expand its in-house ancillary services to include vascular access management, a transplant services program, a pediatric renal program and a clinical research organization ("Total Renal Research" or "TRR") in addition to the ESRD laboratory and pharmacy facilities established in 1995. The increase in the number of facilities and hospital contracts, combined with the enhancement of the Company's ancillary businesses and the growth in existing businesses, has resulted in an increase in net operating revenues of 61% to $438.2 million in the fiscal year ended December 31, 1997 as compared to the prior year and an increase in operating income of 64% to $79.9 million during the same period.

THE DIALYSIS INDUSTRY

 End-Stage Renal Disease

  ESRD is the state of advanced renal impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Qualified patients with ESRD have been entitled, since 1972, to Medicare benefits regardless of age or financial circumstances. According to figures published by the Health Care Financing Administration ("HCFA"), the number of patients requiring chronic dialysis services in the U.S. has increased at a 9% compounded annual growth rate to 200,000 patients in 1995 from 66,000 in 1982. The Company estimates that there are currently 230,000 ESRD patients in the United States and that the United States market for outpatient and inpatient services to ESRD patients in 1997 exceeded $14 billion.

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

  The Company estimates there were approximately 3,000 dialysis facilities in the United States at the beginning of 1997, of which approximately 26% were owned by independent physicians (down from 37% in 1992), 25% were hospital-based facilities (down from 33% in 1992), and 49% were owned by five major multi-facility dialysis providers (up from 30% in 1992), including the Company. The dialysis services industry has been undergoing rapid consolidation. The Company believes that many physician owners are selling their facilities to obtain relief from changing government regulation and administrative constraints, to enable them to focus on patient care and to realize a return on their investment. Moreover, the growth of managed care organizations has led owners of private centers to sell to chains, which are better positioned to meet the challenges of managed care. Hospitals are also motivated to sell or outsource management of their facilities as they refocus their resources on their core business due to increasing competitive pressures within the hospital industry. The Company believes that these changes in the health care environment will continue to drive consolidation within the dialysis services industry.

  The Company estimates that 72%, or approximately 585,000, of the 815,000 ESRD patients worldwide are located outside the United States. International markets are comprised of highly fragmented delivery systems and several large underserved markets. The Company believes that the compounded annual net patient growth rate internationally is 9-10%.

 Treatment Options for End-Stage Renal Disease

  Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplantation. ESRD patients are treated predominantly in outpatient treatment facilities. HCFA estimates that, during 1996, 85% of the ESRD patients in the United States were receiving hemodialysis treatment in outpatient facilities, with the remaining patients being treated in the home either through peritoneal dialysis (14%) or home hemodialysis (1%).

  Hemodialysis. Hemodialysis, the most common form of ESRD treatment, is generally performed either in a freestanding facility or in a hospital-based facility. Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins, fluids and salt from the patient's blood, combined with a machine to control external blood flow and to monitor certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed dialyzer fluid is circulated through the other chamber. The toxins and excess fluid from the blood selectively cross the membrane into the dialysis fluid. A hemodialysis treatment usually lasts approximately three hours and is usually performed three times per week per patient.

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

  Other Treatment Options. An alternative treatment not provided by the Company is kidney transplantation. However, the Company does provide both pre- and post-transplant nursing services and provides transplant pharmaceuticals in selected markets. While transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors limits the availability of this treatment option.

BUSINESS STRATEGY

  The Company has implemented an aggressive, yet disciplined, growth strategy since the August 1994 Transaction. In 1996, the Company added 66 outpatient dialysis facilities, 4,800 patients and 32 inpatient hospital contracts to its network. In 1997, the Company added an additional 63 outpatient dialysis facilities, 5,600 patients and 40 inpatient hospital contracts to its network. As of December 31, 1997, RTC, on a stand-alone basis, had 183 facilities and approximately 12,800 patients. From January 1 through March 15, 1998, the Company has added 12 outpatient dialysis facilities, and 1,200 patients. The Company also has continued to expand its in-house ancillary services to include vascular access management, a transplant services program, a pediatric renal program and a clinical research organization in addition to the ESRD laboratory and pharmacy facilities established in 1995. The increase in the number of facilities and hospital contracts, combined with the enhancement of the Company's ancillary businesses and the growth in existing businesses, has resulted in an increase in net operating revenues of 61% to $438.2 million in the fiscal year ended December 31, 1997 as compared to the prior year and an increase in operating income of 64% to $79.9 million during the same period. As part of its growth strategy, the Company continually reviews and evaluates potential acquisition candidates and seeks to identify locations for de novo developments. The Company is currently developing approximately 30 new facilities scheduled for completion during 1998.

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

 Creation and Expansion of the Facility Networks

  Acquisitions. The Company's acquisition strategy is to leverage its operating infrastructure in existing regions by acquiring centers where the Company already has a strong market presence and to establish a strong presence in new markets by acquiring clusters of facilities that can support new regional operating infrastructures. In reviewing a potential acquisition, the Company's evaluation includes analyzing financial pro formas, reviewing the local competitive market and assessing the target facility's reputation for providing quality care. In fiscal year 1997, the Company acquired 51 new facilities. From January 1 through March 15, 1998, the Company has acquired 10 facilities. The new facilities acquired subsequent to January 1, 1997 have expanded the Company's existing facility networks in Southern and Northern California, the Minneapolis/St. Paul region and South Florida while providing significant entries into new markets including Detroit, Michigan and New York, New York, as well as North Carolina and Puerto Rico.

  De Novo Developments. The Company develops new facilities to further enhance its regional clusters, to better serve the managed care market, to accommodate the growing number of ESRD patients and to satisfy demand by local nephrologists. The Company has established an expertise in the design and construction of dialysis facilities, having developed 12 facilities during fiscal year 1997. During 1997, de novo developments enhanced existing regional clusters in Southern and Northern California, South Florida, and Minnesota, as well as El Paso, Texas, Detroit, Michigan and New Orleans, Louisiana.

  Hospital Alliances. Management believes alliances with hospital-based facilities represent a growth opportunity for the Company as hospitals refocus on their core business due to the changing competitive environment in the hospital industry. These alliances allow the Company to be a value-added partner for hospitals through application of the Company's industry-specific expertise to hospital-based dialysis facilities. Accordingly, the Company is actively pursuing alliances with academic medical centers, as well as community and county hospitals. The Company currently has alliances to work with the following academic institutions to provide the highest quality care for their ESRD patients: University of Southern California, Louisiana State University, Georgetown University, Harbor-UCLA Medical Center, Hennepin County Medical Center/University of Minnesota and the Rogosin Institute in New York City. These academic affiliations help the Company remain on the leading edge of academic advances in the caring for ESRD patients. The Company has an Academic Advisory Board which meets semi-annually to review leading programs and to discuss ways in which the Company and its community physicians can work together on critical research to improve the well being of the growing ESRD patient population.

 Alliances with Managed Care and Physicians

  Alliances with Managed Care. The Company is committed to forming innovative alliances directly with managed care organizations by providing comprehensive, integrated ESRD services that deliver high-quality care and reduce overall health care costs. In July 1995, the Company was awarded the first long-term ESRD contract to develop and manage a dialysis center for Kaiser Permanente ("Kaiser") in San Diego, California and in March 1996 the 25 station facility was opened. The facility currently cares for approximately 130 Kaiser patients through its innovative integrated ESRD program which is currently being expanded to include two additional de novo facilities in the San Diego market. This contract is also the first "partnership" of its type for Kaiser. Kaiser contracts services for one of the largest dialysis and kidney transplant populations (approximately 3,000 patients in California) in the country.

  In August of 1997, the Company signed a five-year agreement with Pioneer Provider Network/MedPartners to provide dialysis services throughout California. In addition to this Primary Preferred Provider Agreement, the Company also signed its first Disease Management Program with Pioneer Provider Network/MedPartners to manage their pre-ESRD, ESRD and transplant patients to improve patient outcomes and to enhance the quality of life of this patient population through advanced disease management techniques. MedPartners has over 1.8 million capitated lives, with over 1.5 million of these lives in Southern California, including approximately 500 ESRD patients.

  The Company has also developed innovative programs with payors throughout the country, including Aetna-New Orleans and Maxicare-New Orleans. These payors have selected the Company to be their integrated provider of renal services and have transitioned most of their ESRD patients to the Company's facilities in New Orleans. These payors elected to partner with the Company due to its Quality Management Program, Outcomes Programs and geographic coverage of the regions. As a result of its managed care programs and the Merger, the Company has signed approximately 315 contracts with managed care payors.

  Alliances With Physicians. The Company seeks to organize and manage networks of nephrologists which further enhance the ability of these nephrologists and the Company to provide integrated ESRD services. The Company has entered into a long-term management contract with Total Nephrology Care Network Medical Associates (the "Physician Network"), a network of over 35 leading nephrologists in Southern California that works in partnership with the Company to provide high-quality, integrated ESRD services while reducing total costs. The Physician Network markets the services of participating nephrologists to preferred provider organizations, insurance companies, health maintenance organizations and other third-party payors for ESRD services both on a discounted fee-for-service basis and on a prepaid or capitated basis. Through a long-term management services agreement, the Company is responsible for providing billing, information systems and other services to the Physician Network. The Company is paid a management fee for all the services provided by the Company to the Physician Network. The Company is actively developing similar physician networks in most of its major markets, including Chicago, South Florida and Minneapolis.

 Comprehensive Renal Services

  The Company is committed to broadening the range of services it provides to its ESRD patients while adding additional sources of revenue and profits. The Company owns two ESRD laboratories, one in Florida and one in Minnesota, that provide both routine (those included in the Medicare composite rate for dialysis) and non-routine (those for which an additional fee is charged) laboratory tests for its own and other ESRD patients throughout the United States.

  The Company opened a pharmacy in February 1995 that provides a comprehensive prescription oral drug program to patients receiving treatments at the Company's facilities. The pharmacy recently began a transplant program that provides immunosuppressive medications that are required to maintain the viability of a transplant patient's new kidney. The pharmacy also provides intradialytic parenteral nutrition ("IDPN") to patients who require such therapy. The Company's dialysis facilities administer erythropoietin ("EPO") and other injectable drugs to patients upon a physician's prescription.

  The Company is the majority owner of an entity which provides vascular access management services to ESRD patients. Clotting of the hemodialysis vascular access, the physical entry point to the circulatory system for the dialysis procedure, is one of the most common causes of hospitalization for ESRD patients. The Company's vascular access management program uses diagnostic and preventive procedures to help keep the access point functioning.

  The Company has a pre- and post-kidney transplant services program in which transplant nurses and coordinators train and counsel patients and their families while also assisting in the continuous outcomes monitoring required for this population.

  The Company's commitment to improving outcomes, reducing costs and enhancing the quality of life in ESRD patients includes research and development of new products and services. Total Renal Research conducts Phase I through Phase IV clinical trials on devices, drugs and new technologies in the renal and renal-related fields. TRR had been in operation for over seventeen years as the Drug Evaluation Unit and became a subsidiary of the Company in 1997. This clinical research organization has conducted over 200 clinical trials, working with over 50 drug companies and ten device companies, over the last 12 years.

  The Company is committed to bringing its quality programs and expertise to a national network of pediatric dialysis centers, and the Company believes that it is currently the only non-hospital based provider of comprehensive services to pediatric ESRD patients.

 Quality Management Program

  The Company believes its reputation for quality care is a significant competitive advantage in attracting patients and physicians and in pursuing growth in the managed care environment. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers through its Quality Management Program. In response to current payor demands for cost-effective health care treatments with measurable outcomes, the Company has developed a proprietary PC-based, networked clinical information system that provides managed care organizations with detailed patient outcome reports and critical on-line clinical information. The Company has entered into a strategic alliance with a software company to further the development of H.O.M.E.R. (Health Outcomes Management, Evaluation & Research). This system will provide enhancements to the current clinical information system through its patient-centered, clinical management module and will provide operating efficiencies through its financial module. See "--Operations--Quality Assurance."

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

  The Company recently implemented a Best Demonstrated Practices Program that creates value by identifying ways to improve quality of care and to reduce overall cost at each dialysis facility. Once a facility has demonstrated proficiency with a certain practice, information and operational systems are developed and disseminated throughout the organization by the Regional Quality Management Coordinator, Divisional Vice Presidents and Regional Operations staff. This program is focused on improvements in staffing level efficiency, rationalization of drug and ancillary usage, revenue capture and medical supply utilization.

RECENT FACILITY NETWORK EXPANSION AND MERGER WITH RTC

  The Company has implemented an aggressive, yet disciplined, growth strategy since the August 1994 Transaction. In 1996, the Company added 66 outpatient dialysis facilities, 4,800 patients and 32 inpatient hospital contracts to its network. In 1997, the Company added an additional 63 outpatient dialysis facilities, 5,600 patients and 40 inpatient hospital contracts to its network. On February 27, 1998, the Company completed its merger with RTC, adding 185 facilities and approximately 13,200 patients.

  RTC provides dialysis treatments and ancillary services to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in the patient's home. At December 31, 1997, RTC operated 183 outpatient dialysis facilities in 24 states, the District of Columbia and Argentina, providing dialysis services to approximately 12,800 patients. In addition, RTC currently provides inpatient acute dialysis services to more than 130 hospitals located in its service areas. RTC has expanded rapidly, primarily through acquisitions, increasing the number of dialysis facilities in its network from 78, as of December 31, 1995 to 183, as of December 31, 1997.

  The acquisition of RTC will provide the Company with a platform to accelerate its aggressive, yet disciplined, growth plan domestically and internationally. The Merger solidifies the Company's position as the largest independent provider of dialysis services with a total of 392 facilities serving approximately 29,800 patients worldwide. In the United States, the Company operates 350 facilities serving approximately 27,500 patients. The addition of RTC added 13 new markets to the Company's existing domestic operations and increased its penetration in 11 existing markets. As a result of the Merger, the Company has strong market positions in 11 states:
California, Colorado, Florida, Georgia, Kansas, Maryland, Minnesota, North Carolina, Oklahoma, Pennsylvania and Texas. Outside the United States, the Company provides dialysis services to approximately 2,300 patients through 42 facilities in Argentina, Italy and the United Kingdom. The Company estimates that approximately 585,000, or 72%, of the estimated 815,000 ESRD patients worldwide are located outside of the United States.

  The Company expects to achieve significant cost savings and synergies from the Merger, including: (i) increased revenue potential resulting from a recent legislative change in Medicare as secondary payor, (ii) enhanced revenue growth through applying the Company's ancillary and value-added services (i.e., lab, pharmacy, etc.) to RTC's patients, (iii) enhanced purchasing efficiencies, (iv) improvements in labor productivity and skill mix, (v) the elimination of duplicative overhead expenses and (vi) improved drug and supply utilization. Many of these cost savings and synergies will be achieved by applying the Company's existing programs to RTC's business. After giving effect to these expected cost savings and synergies resulting from the Merger, the Company expects the Merger to be accretive to its earnings in the fiscal year ending December 31, 1998 and thereafter. The Company believes that additional net cost savings and synergies may be realized in 1998 and beyond. No assurances can be made, however, as to the actual amount and timing of cost savings and synergies, if any, that will be realized. In addition, the Company will incur significant one-time merger related costs in early 1998.

 Network Expansion From January 1, 1997 Through March 15, 1998

  The following chart lists, by state or country, the number of facilities acquired (or managed) and de novo facilities developed by TRCH and RTC from January 1, 1997 through March 15, 1998:

                                                            FACILITIES DE NOVOS
       STATE                                                 ACQUIRED  DEVELOPED
       -----                                                ---------- ---------
       CA..................................................     23          4
       TX..................................................     17          3
       NC..................................................     14          0
       PA..................................................      6          1
       MI..................................................      5          1
       MD..................................................      4          2
       FL..................................................      3          2
       MN..................................................      3          1
       NY..................................................      4          0
       NV..................................................      3          0
       VA..................................................      3          0
       KS..................................................      0          3
       WA..................................................      2          1
       Puerto Rico.........................................      2          0
       IL..................................................      2          0
       NJ..................................................      1          1
       GA..................................................      1          1
       DC..................................................      1          0
       AZ..................................................      0          1
       UT..................................................      0          1
       OK..................................................      0          1
                                                               ---        ---
       Subtotal............................................     94         23
       COUNTRY
       -------
       Argentina...........................................     27          1
       Italy...............................................      4          0
       United Kingdom......................................      3          0
                                                               ---        ---
       Subtotal............................................     34          1
       Grand Total.........................................    128         24
                                                               ===        ===

OPERATIONS

 Location, Capacity and Use of Facilities

  As of March 15, 1998 the Company operates 392 outpatient dialysis facilities with 6,048 dialysis stations. The Company owns or operates, directly or through wholly-owned subsidiary corporations, 336 of these facilities. Of the remaining facilities, 39 are partially owned by physicians and 17 are partially owned by non-physician minority interests. The Company's facilities range in size from three to 54 dialysis stations. The facilities are located in the following states and countries in the following numbers:

                              NO. OF                                   NO. OF
     STATE                  FACILITIES STATE                         FACILITIES
     -----                  ---------- -----                         ----------
     CA....................     66     HI..........................       4
     TX....................     36     IN..........................       3
     MN....................     27     NV..........................       3
     FL....................     27     Puerto Rico.................       2
     NC....................     19     NM..........................       2
     PA....................     19     SC..........................       2
     GA....................     18     Guam........................       2
     MD....................     15     UT..........................       1
     OK....................     15     NE..........................       1
     VA....................     12     WY..........................       1
     IL....................     11     WI..........................       1
     AZ....................      8     OH..........................       1
     KS....................      8     AL..........................       1
     LA....................      7     DE..........................       1
                                                                        ---
     MI....................      6
                                       Subtotal....................     350
     NJ....................      5     COUNTRY
     CO....................      5     Argentina...................      35
     MO....................      5     Italy.......................       4
     NY....................      4     United Kingdom..............       3
                                                                        ---
     WA....................      4
                                       Subtotal....................      42
     DC....................      4
     SD....................      4     Grand Total.................     392
                                                                        ===

  The Company also provides acute inpatient dialysis services to 259 hospitals. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD and CCPD patients.

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

  In accordance with conditions for participation in the Medicare ESRD program, each facility has a qualified Medical Director. See "Physician Relationships." Each facility also has an Administrator, typically a registered nurse, who supervises the day-to-day operations of the facility and its staff. The staff of each facility typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

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

  Many of the Company's facilities also offer various forms of home dialysis, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Patients and their families or other patient assistants are trained by a registered nurse to perform either CAPD or CCPD at home. Company training programs for CAPD or CCPD generally encompass two to three weeks.

 Inpatient Dialysis Services

  The Company provides inpatient dialysis services (excluding physician professional services) to 259 hospitals. These services are required in connection with the hospital's inpatient services to its patients, and the Company renders these services for a per-treatment fee individually negotiated with the hospital. In many instances, the Company transports the dialysis equipment and supplies to the hospital when requested and administers the dialysis treatment. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

 Ancillary Services

  Dialysis facilities provide a comprehensive range of ancillary services to ESRD patients, the most significant of which is the administration of pharmaceuticals (including EPO, calcium and iron supplements) upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. The Company also has a licensed pharmacy which provides ESRD patients with oral medications and IDPN services upon a physician's prescription. Other ancillary services include studies to test the degree of bone deterioration, electrocardiograms ("EKGs"), nerve conduction studies to test the degree of deterioration of nerves, doppler flow testing to test the effectiveness of the patient's vascular access for dialysis and blood transfusions.

  The Company owns two licensed clinical laboratories, located in Florida and Minnesota, specializing in ESRD patient testing. These ESRD laboratories provide various forms of laboratory tests, a large majority of which are performed for the Company's outpatient dialysis facilities. The types of laboratory tests performed at the ESRD laboratories consist of (i) blood tests to manage the ESRD condition, some of the costs of which are reimbursed as part of the dialysis composite rate, (ii) blood tests ordered for co-morbid ESRD conditions (i.e., diseases that are the result of or cause of ESRD) and
(iii) general symptom testing. In addition, the Minnesota laboratory provides certain highly-specialized tests, including therapeutic drug monitoring, bone deterioration and renal stone disease monitoring and certain pre- and post-kidney transplant testing.

  The Company is the majority owner of an entity which provides vascular access management services to ESRD patients. Clotting of the hemodialysis vascular access, the physical entry point to the circulatory system for the dialysis procedure, is one of the most common causes of hospitalization for ESRD patients. The Company's vascular access management program uses diagnostic and preventive procedures to help keep the access point functioning.

  The Company has a pre- and post-kidney transplant services program in which transplant nurses and coordinators train and counsel patients and their families while also assisting in the continuous outcomes monitoring required for this population.

  The Company's commitment to improving outcomes, reducing costs and enhancing the quality of life in ESRD patients includes research and development of new products and services. Total Renal Research conducts Phase I through Phase IV clinical trials on devices, drugs and new technologies in the renal and renal-related fields. TRR had been in operation for over seventeen years as the Drug Evaluation Unit and became a subsidiary of the Company in 1997. This clinical research organization has conducted over 200 clinical trials, working with over 50 drug companies and ten device companies, over the last 12 years.

  The Company is committed to bringing its quality programs and expertise to a national network of pediatric dialysis centers, and the Company believes that it is currently the only non-hospital based provider of comprehensive services to pediatric ESRD patients.

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

  Medical Directors, Associate Medical Directors and Assistant Medical Directors enter into written contracts with the Company which specify their duties and establish their compensation (which is fixed for periods of one year or more). Such agreements are generally terminable by either party with advance written notice. The Company believes that this allows the Company to evaluate frequently the quality of the Medical Director's performance; however, the lack of long-term contracts with physicians could result in the loss of certain key physicians at particular facilities, which could have a material adverse effect on the operations of such facilities. The compensation of the Medical Directors and other physicians under contract is separately negotiated for each facility and generally depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program.

  As is often true in the dialysis industry, one or a few physicians account for all or a significant portion of a dialysis facility's patient referral base. Therefore, the Company's selection of a location for a dialysis facility is determined in part by the physician or nephrologist selected (in advance) to serve as the Company's Medical Director. The loss of an important referring physician at a particular facility could have a material adverse effect on the operations of that facility.

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

 Quality Assurance

  Quality Management Program. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers and believes that it has earned a favorable reputation for quality in the dialysis community. The Company has implemented a Quality Management Program designed to measure outcomes and improve the quality of its services. The Company also has developed a proprietary PC-based Clinical Information System to support its Quality Management, Outcomes Monitoring, Measurement and Management and Managed Care Programs. The Company's Quality Management Program and Clinical Information System have been developed under the direction of the Company's Vice President, Quality Management and Chief Medical Officer, who is a Clinical Professor of Medicine at the University of California Medical Center in San Francisco. The implementation of the Quality Management Program is being coordinated by the Company's Corporate Director of Quality Management and 26 regional Quality Management Coordinators. The Company has also added a new position, Corporate Director of Integrated Quality Development, overseeing specific areas that impact quality such as Education and Training and Infection Control, adding another dimension to the Company's integrated approach to quality. This corporate quality management team works with each facility's multi-disciplinary quality management team (including the Medical Director) to implement the Program. The Quality Management Program involves all areas of the Company's services, monitoring and evaluating all of the Company's activities with a focus on continuous improvement. These objectives are accomplished through measurable trend analysis based on specific statistical tools for analysis and communication, and through continuing employee and patient education. The Company also compiles patient hospitalization and related patient treatment outcomes data and is developing standards to evaluate such data as part of the Company's national Quality Management Program.

  Clinical Information Systems. To support the Quality Management Program and in response to current payor demands for cost-effective health care treatments with measurable outcomes, the Company has developed a proprietary PC-based, networked Clinical Information System that provides facilities and managed care organizations with detailed patient outcome reports and critical clinical information. The Clinical Information System has been rolled-out to most of the Company's facilities (excluding the former RTC facilities). Furthermore, the Company has implemented connectivity between Kaiser's mainframe and the Company's Clinical Information System at the Mission Dialysis Center in San Diego.

  H.O.M.E.R. The Company has entered into a strategic alliance with a software company to further the development of H.O.M.E.R. (Health Outcomes Management, Evaluation & Research). This system will provide enhancements to the current clinical information system through its patient-centered, clinical management module and will provide operating efficiencies through its financial module.

  Best Demonstrated Practices. The Company recently implemented a Best Demonstrated Practices Program that creates value by identifying ways to improve quality of care and to reduce overall cost at each dialysis facility. Once a facility has demonstrated proficiency with a certain practice, information and operational systems are developed and disseminated throughout the organization by the Regional Quality Management Coordinator and Regional Operations Directors. This program has been focused on improvements in staffing level efficiency, rationalization of drug and ancillary usage, revenue capture and medical supply utilization. The Best Demonstrated Practices Program is being expanded to include all former RTC facilities.

  Physicians Advisory Board. The Company has a Physicians Advisory Board consisting of Medical Directors of facilities from different regions of the country who advise management on the Company's Quality Management Program. Members of the Physicians Advisory Board respond to specific questions on quality issues and the Physicians Advisory Board meets semi-annually to discuss Company quality and related operational issues. The Company believes its reputation for quality care is a competitive advantage in attracting new patients and new referring physicians.

  Patient Satisfaction. Since 1991, the Company has retained an independent consulting firm to conduct annual patient satisfaction surveys. These surveys track and identify trends in resulting patient satisfaction indicators that are in turn shared with management, Medical Directors and patients for discussion. The Company recently has decided to provide twice-yearly surveys, with rapid feedback to the facilities, in order to enhance this vital area of its Quality Management Program.

 Sources of Revenue Reimbursement

  The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services.

                                               SEVEN MONTHS ENDED       YEARS ENDED
                            YEAR ENDED MAY 31,    DECEMBER 31,         DECEMBER 31,
                            ------------------ ------------------    -------------------
                                   1995          1994       1995     1995   1996   1997
   Medicare................        62.0%            59.4%      60.2%  61.8%  61.1%  58.5%
   Medicaid................         8.1              9.3        6.7    6.7    6.1    6.6
   Private/alternative
    payors.................        24.3             26.3       27.9   25.9   27.3   30.0
   Hospital inpatient
    dialysis services......         5.6              5.0        5.2    5.6    5.5    4.9
                                  -----        ---------  ---------  -----  -----  -----
     Total.................       100.0%           100.0%     100.0% 100.0% 100.0% 100.0%
                                  =====        =========  =========  =====  =====  =====

  Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed to have ESRD and are eligible for participation in the Medicare program, regardless of age or financial circumstances. For each treatment, Medicare pays 80% of the amount set by the Medicare prospective reimbursement system, and a secondary payor (usually Medicare supplemental insurance or the state Medicaid program) pays approximately 20% of the amount set by the Medicare prospective reimbursement system. All of the states in which the Company operates dialysis facilities provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, some of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "--Medicare Reimbursement."

  Assuming a patient is eligible for participation in the Medicare program, the commencement date of Medicare benefits for ESRD patients electing hemodialysis is dependent on several factors. For ESRD patients 65 years of age or older who are not covered by an employer group health plan, Medicare coverage commences immediately. For ESRD patients 65 years of age or older who are covered by an employer group health plan, Medicare coverage commences after a 30-month coordination period. ESRD patients under 65 years of age who are not covered by an employer group health plan (for example, the uninsured, those covered by Medicaid and those covered by an individual health insurance policy) must wait 90 days after commencing dialysis treatments to be eligible for Medicare benefits. During the first 90 days of treatment, the patient, Medicaid or the private insurer is responsible for payment (and, in the case of the individual covered by private insurance, such responsibility is limited to the terms of the policy, with the patient being responsible for the balance). ESRD patients under 65 years of age who are covered by an employer group health plan must wait 33 months after commencing dialysis treatments before Medicare becomes the primary payor. During the first 33 months of treatments, the employer group health plan is responsible for payment at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates, and the patient is responsible for deductibles and co-payments, if applicable, under the terms of the employer group health plan.

  If an ESRD patient with an employer group health plan elects home dialysis training during the first 90 days of dialysis, Medicare becomes the primary payor after 30 months. If an ESRD patient without an employer group health plan begins home dialysis training during the first three months of dialysis, Medicare immediately becomes the primary payor.

  On August 10, 1993, the provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") became effective. The OBRA 93 provisions were originally interpreted by HCFA to require employer group health sponsored insurance plans ("EGHP") to be the primary payor for ESRD patients for the first 18 months of service regardless of whether such patients were otherwise Medicare eligible. In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries that Medicare would continue as the primary payor during such period if such patients were originally Medicare eligible but not yet suffering from ESRD. In January 1998, a permanent injunction was issued by a federal court preventing HCFA from retroactively applying its reinterpretation of the OBRA 93 regulations as unlawful retroactive rule-making. Accordingly, the Company has recognized as revenue payments from private payors in excess of the revenue previously recognized at lower rates which are attributable to such patients.

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

 Medicare Reimbursement

  The Company is reimbursed by Medicare under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. Medicare has established a composite rate set by HCFA that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wage earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs (including EPO), blood (for amounts in excess of three units per patient per year), and certain physician-ordered tests provided to dialysis patients. Claims for Medicare reimbursement must generally be presented within 15 to 27 months of treatment depending on the month in which the service was rendered and for Medicaid secondary reimbursement, if applicable, within 60 to 90 days after payment of the Medicare claim. The Company generally submits claims monthly and is usually paid by Medicare within 30 days of submission. If in the future Medicare were to include in its composite reimbursement rate any of the ancillary services presently reimbursed separately, the Company would not be able to seek separate reimbursement for these services and this would adversely affect the Company's results of operations to the extent a corresponding increase were not provided in the Medicare composite rate.

  The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $117 and $139 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medical Payment Assessment Commission ("MEDPAC," formerly PROPAC). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990 numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and MEDPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In January 1998, MEDPAC recommended a 2.7% increase be made in the reimbursement rate. However, Congress has not yet acted on this recommendation, is not required to implement this recommendation and could either raise or lower the reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement, or, if made, whether any such changes will have a material effect on the Company's revenues and net earnings.

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

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO, a bio-engineered protein, is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Most of the Company's dialysis patients receive EPO. The Company had revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) of approximately 20.2% of net patient revenues, in the fiscal year ended December 31, 1997. Therefore, EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation; however, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 1999 budget includes this proposed reduction in EPO reimbursement.

  In April 1996, HCFA notified providers that reimbursement of EPO administration for a patient with a hematocrit measurement exceeding 36% would be available only if the 90-day rolling hematocrit measurement for such patient was 36.5% or less. If the 90-day rolling average hematocrit measure exceeded 36.5%, reimbursement for EPO administration would be denied, except in very limited instances. In connection with this notification, HCFA instructed its fiscal intermediaries to review the rolling three month hematocrit averages and to ascertain compliance therewith. TRCH's and RTC's single fiscal intermediary enacted such instructions in December and September, 1997, respectively. Subsequently, HCFA notified its fiscal intermediaries that it was changing the foregoing reimbursement policy. Effective for monthly billing periods beginning on or after March 10, 1998, reimbursement will be available when the 90-day rolling average hematocrit measure exceeds 36.5%, with payment based on the lower of the actual dosage billed for the current month or 80% of the prior month's allowable EPO dosage. In addition, in this notice, HCFA reestablished the authorization to make payment for EPO for a month when the patient's hematocrit exceeds 36%, when accompanied by documentation establishing medical necessity. The Company does not expect this change in reimbursement or this medical review to have a material adverse effect on the Company's revenues. No prediction can be made as to whether future rate or reimbursement method changes will be made. Furthermore, EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. Finally, during the period from November 1997 through February 1998, approximately 25% of the Company's Medicare billings for EPO reimbursement were placed into medical review because of TRCH's intermediary's non-compliance with HCFA EPO reporting audit guidelines.

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

 Medicaid Reimbursement

  Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Further, Florida does not provide Medicaid benefits on a primary insurance basis, but does provide benefits as a secondary insurer to Medicare. Within Florida, various governmental subdivision agencies provide insurance coverage for the indigent who are otherwise uninsured. The Company is a licensed ESRD Medicaid provider in all states in which it does business.

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

  Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from health care reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's business. To date, the Company has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that health care reform will not result in a material adverse change to the Company.

 Fraud and Abuse

  The Company's dialysis operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines or exclusion of the provider from future participation in the Medicare and Medicaid programs, and civil penalties, including assessments of $2,000 per improper claim for payment plus twice the amount of such claim and suspension from future participation in Medicare and Medicaid. Some state statutes also include criminal penalties. While the federal statute expressly prohibits transactions that traditionally have had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals.

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

  The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The Company has by written agreement engaged qualified physicians or groups of qualified physicians to serve as Medical Directors for its facilities. At some facilities the Company also contracts with one or more physicians to serve as Assistant or Associate Medical Directors, or to direct specific programs, such as CAPD training, or to provide Medical Director services for acute dialysis services provided to hospitals. The compensation of the Medical Directors and other physicians under contract is separately negotiated for each facility and generally depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for periods of one year or more by written agreement. Because in all cases the Company's Medical Directors and the other physicians under contract refer patients to the Company's facilities, the federal anti-kickback statute may apply. The Company believes it is in material compliance with the anti-kickback statute with respect to its arrangements with these physicians under contract. Among the safe harbors promulgated by the Secretary of HHS is one relevant to the Company's arrangements with its Medical Directors and the other physicians under contract. That safe harbor, generally applicable to personal services and management contracts, sets forth six requirements. None of the Company's agreements with its Medical Directors or other physicians under contract satisfy all of these elements. However, the Company believes that, except in cases where a facility is in transition from one Medical Director to another or where the term of an agreement with a physician has expired and a new agreement is in negotiation, the Company's agreements with its Medical Directors and other physicians under contract satisfy five of the six safe harbor requirements.

  Certain of the Company's dialysis facilities are owned by partnerships or limited liability companies in which physicians who refer patients to the facilities hold interests. Because these physicians refer patients to these facilities, the anti-kickback statute may apply. The Company believes these business arrangements are in material compliance with the anti-kickback statute. With regard to the anti-kickback statute, there is a relevant safe harbor (the "small entity investment interests" safe harbor) which, although none of these arrangements satisfies all elements of that safe harbor, the Company believes that each of the above-mentioned partnerships and limited liability companies satisfies a majority of the safe harbor's elements.

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

  Several states in which the Company operates dialysis facilities have enacted statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. In certain of these states, including California, Virginia, Georgia, Florida, Maryland, Kansas, Louisiana and Texas, the Company has joint ownership relationships with referring physicians. The Company believes its joint ownership relationships with these physicians are within the exceptions stated in these various state laws.

  A California statute makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for laboratory, diagnostic nuclear medicine, radiation oncology, physical therapy, physical rehabilitation, psychometric testing, home infusion therapy, or diagnostic imaging goods or services. Under the statute, "financial interest" includes, among other things, any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, dividend, distribution, subsidy or other form of direct or indirect payment, whether in money or otherwise, between a physician and the entity to which the physician makes a referral for the items described above. The statute also prohibits the entity to which the referral was made from presenting a claim for payment to any payor for a service furnished pursuant to a prohibited referral and prohibits a payor from paying for such a service. Violation of the statute by a physician is a misdemeanor and subjects the physician to civil fines. Violation of the prohibition on submitting a claim in violation of the statute is a public offense, subjecting the offender to a fine of up to $15,000 for each violation and possible action against licensure. Some of the Company's facilities perform laboratory services incidental to dialysis services pursuant to the orders of referring physicians; certain laboratory services, which are sometimes performed by laboratories independent of the Company for outpatient dialysis patients, are identified as included among the services for which the Company is financially responsible under the composite rate under Medicare and under other payment arrangements. Therefore, although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. The statute includes certain exemptions from its prohibitions. However, the California statute includes no explicit exemption for Medical Director services or other services for which the Company contracts with and compensates referring physicians in California or for partnership interests of the type held by the referring physicians in eight of the Company's facilities in California. Thus, if the California statute is interpreted to apply to referring physicians with whom the Company contracts, by law, for Medical Director and similar services and with the referring physicians with whom it is in partnership, the Company would be required to restructure some or all of its relationships with such referring physicians. The consequences of such restructuring, if any, cannot be predicted.

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

  A Georgia statute (the "Georgia Statute"), prohibits a health care provider (defined to include physicians) from referring a patient for the provision of designated health services to an entity in which the health care provider has an investment interest, unless the provider satisfies certain disclosure requirements. An "investment interest" is defined as an equity or debt security issued by an entity, including shares of stock in a corporation, units or other interests in a partnership, bonds, debentures, notes or other equity interest or debt instruments, but excludes investments in a publicly held corporation with total assets over $50 million whose shares are traded on a national exchange or over-the-counter market if the investment interest constitutes ownership of less than one percent of the corporation, there are no special stock classes for health care provider investors, and no income from the investment interest is tied to the volume of referrals. The term "entity" is defined as any individual, partnership, firm, corporation or other business entity. A "designated health service" is defined as clinical laboratory services, physical therapy services, rehabilitation services, diagnostic imaging services, pharmaceutical services and outpatient surgical services. While dialysis is not itself a designated health service, a dialysis supplier could be subject to the Georgia Statute to the extent that the dialysis service involves the provision of clinical laboratory services, pharmaceutical services or outpatient surgical services. To comply with the Georgia Statute, the health care provider must furnish the patient with a written disclosure form approved by the health care provider's respective board of licensure, informing the patient of (i) the existence of the investment interest, (ii) the name and address of each applicable entity in which the referring health care provider is an investor and (iii) the patient's right to obtain the items or services at the location or from the health care provider or supplier of the patient's choice. In addition, the provider must post a copy of the disclosure form in a conspicuous public place in the provider's office. The Georgia Statute applies to any consideration paid as compensation or in any manner which is a product of, or incident to, or in any way related to any membership, proprietary interest or co-ownership with an individual, group or organization to whom patients, clients or customers are referred or to any employer-employee or independent contractor relationship including those that may occur in a limited partnership, profit-sharing arrangement, or other similar arrangement with any licensed person to whom these patients are referred. The health care provider or an entity may not present a claim for payment to any individual, third-party payor, or other entity for services provided pursuant to a prohibited referral. If the health care provider or entity improperly collects any amount, the provider or entity must refund such amount to the payor or individual. Any health care provider or other entity that enters into an arrangement or scheme which the health care provider or entity knows or should know has a principal purpose of assuring referrals by the health care provider to a particular entity is subject to a civil penalty of not more than $50,000 for each such circumvention, arrangement or scheme. Furthermore, any person who presents or causes to be presented a bill for a claim for services that such person knows or should know is for a service for which payment may not be made under the Georgia Statute is subject to a civil penalty of up to $15,000 for each such service. The Company believes that all physicians who have an investment interest in the Company and who also refer patients to the Company's dialysis facilities are in compliance with the disclosure requirements of the Georgia statute and will be exempt from such statute.

  A Florida statute (the "Florida Statute") prohibits health care providers (defined to include physicians) from referring a patient for the provision of designated health services to an entity in which the health care provider is an investor or has an investment interest. The term "designated health services" means clinical laboratory services, physical therapy services, comprehensive rehabilitative services, diagnostic imaging services and radiation therapy services. "Comprehensive rehabilitative services" includes speech, occupational or physical therapy services on an outpatient or ambulatory basis. The term "referral" includes any referral of a patient by a physician for infusion therapy services to a patient of that physician or a member of that physician's group practice. Further, a health care provider may not refer a patient for the provision of any other health care item or service (i.e., an item or service that is not a "designated health service") to an entity in which the health care provider is an investor unless the entity is a publicly traded corporation whose shares are traded on a national exchange or on the over-the-counter market with total assets over $50 million, or certain disclosure requirements are met and (i) no more than 50 percent of the value of the investment interests are held by investors who are in a position to make referrals to the entity, (ii) the terms under which an investment interest is offered to an investor who is in a position to make referrals to the entity are no different from the terms offered to investors who are not in a position to make such referrals, (iii) the terms offered to an investor in a position to make referrals are not related to the previous or expected volume of referrals from that investor to the entity and (iv) there is no requirement that an investor make referrals or be in a position to make referrals to the entity as a condition for becoming or remaining an investor. The Florida Statute carries with it penalties of up to $15,000 for each service for any person who presents or causes to be presented a bill or claim for services that such person knows or should know is prohibited. Furthermore, any health care provider or other entity that enters into an arrangement or scheme which the physician or entity knows or should know has a principal purpose of assuring referrals by the physician to a particular entity may be subject to a civil penalty of up to $100,000 for each such arrangement. With respect to disclosure requirements for permissible referrals, a health care provider who makes a permitted referral must provide the patient with a written disclosure form informing the patient of extensive information, including the existence of the investment interest, the names and addresses of at least two alternative sources of such services and the name and address of each applicable entity in which the referring provider is an investor. A violation of the disclosure requirements constitutes a misdemeanor and may be grounds for disciplinary action. The Company believes that all physicians with an investment interest in the Company who also refer patients to the Company's dialysis facilities are in compliance with the disclosure requirements of the Florida statute and continue to be exempt from such statute.

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

  A Kansas statute (the "Kansas Statute") defines unprofessional conduct to include referring a patient to a health care entity for services if the licensee (defined to include a physician) has a significant investment interest in the health care entity, unless the licensee informs the patient in writing of such significant investment interest and that the patient may obtain such services elsewhere. A licensee's license may be revoked, suspended or limited in the event the licensee has committed an act of unprofessional conduct. The Kansas Statute defines "health care entity" to mean any corporation, firm, partnership or other business entity which provides services for diagnosis or treatment of human health conditions and which is owned separately from a referring licensee's principal practice. The Kansas Statute also defines "significant investment interest" to mean ownership of at least 10% of the shares of stock of the corporation which owns or leases the health care entity. The Company believes that all physicians who have a financial interest in the Company and who also refer patients to the Company's dialysis facilities are in compliance with the disclosure requirements of the Kansas Statute.

  A Louisiana statute (the "Louisiana Statute") prohibits health care providers (defined to include physicians) from making referrals outside the same group practice as that of the referring health care provider to any other health care provider, licensed health care facility, or provider of health care goods and services, including, but not limited to, providers of clinical laboratory services, diagnostic services, medicinal supplies, and therapeutic services when the referring health care provider has a financial interest served by such referral, unless in advance of any such referral, the referring health care provider discloses to the patient, in writing, the existence of such financial interest. The Louisiana Statute defines "financial interest" to mean a significant ownership or investment interest established through debt, equity, or other means and held by a health care provider or a member of a health care provider's immediate family, or any form of direct or indirect remuneration for referral.

Any health care provider who does not comply with the Louisiana Statute disclosure requirement must refund all sums such health care provider received in payment for the goods and services furnished or rendered without disclosure of the financial interest. Such a refund shall be paid to the individual patient, third-party payor, or other entity who made the payment to the health care provider. The Company believes that all physicians who have a financial interest in the Company and who also refer patients to the Company's dialysis facilities are in compliance with the Louisiana Statute.

  There are several New York statutes that relate to self-referrals (the "New York Statutes"). Except as discussed below, a practitioner (defined to include physicians) authorized to order clinical laboratory services, pharmacy services, or x-ray or imaging services, generally may not make a referral for such services to an authorized health care provider where such practitioner or an immediate family member has a financial relationship with the health care provider receiving the referral (the "New York Referral Prohibition"). The
New York Statutes provide that a health care provider or a referring practitioner may not present or cause to be presented to any individual or third party payor or other entity a claim, bill, or other demand for payment for clinical laboratory services, pharmacy services or x-ray or imaging services that is prohibited. Under the New York Statutes, a "financial relationship" is defined to mean an ownership interest, investment interest or compensation arrangement.

  The New York Statutes do make exceptions to the New York Referral Prohibition for certain types of relationships. Generally, the New York Statutes will permit a practitioner to make a referral to a health care provider in which the practitioner or an immediate family member has a financial interest for clinical laboratory services, pharmacy services, and x-ray or imaging services if (i) it is related to practitioner services personally provided by the referring practitioner or provided by a practitioner in the same group as the referring practitioner, (ii) it is related to in-office ancillary services, (iii) it is related to a health maintenance organization or other type of managed care program, (iv) it is related to inpatient hospital services, (v) it is related to referrals by hospitals of patients for clinical laboratory services, pharmacy services, or x-ray or imaging services to be provided by such hospital, (vi) the financial relationship with the hospital does not relate directly to the services for which the referral was made or (vii) it is determined not to pose a substantial risk of payor or patient abuse.

  The New York Statutes also make an exception to the New York Referral Prohibition in the event of an ownership interest or investment interest between the practitioner or an immediate family member with a health care provider, upon proper disclosure being made, if (i) the services provided and the practitioner or the patient are located in a rural area, (ii) the ownership interest or investment interest is based on the ownership in a general hospital itself, and not merely a subdivision thereof or (iii) it is related to services provided by an ambulatory surgical center in connection with a surgical procedure performed by the referring practitioner at the ambulatory surgical center.

  In addition to providing the exceptions discussed above, the New York Statutes define ownership interests, investment interests, and compensation arrangements, each of which is a part of the definition of a financial relationship, in such a manner as to exclude certain other types of relationships from the New York Referral Prohibition. The New York Statutes provide that an ownership interest or an investment interest generally does not exist based solely on the ownership of investment securities of a publicly traded company with total assets of over $100,000,000. Further, the New York Statutes generally define a compensation arrangement to not include (i) payments for the rental or lease of space, (ii) administrative services arrangements between a general hospital and a practitioner or immediate family member, (iii) medical director or medical advisory board services arrangements between a health care provider, other than a general hospital, and a practitioner, (iv) recruitment arrangements, (v) isolated financial transactions, (vi) compensation arrangements between a group practice and a salaried practitioner of the group practice and (vii) such other arrangements that are determined not to pose a substantial risk of payor or patient abuse.

  With respect to referrals that are not subject to the New York Referral Prohibition, a practitioner must first disclose to the patient the financial relationship prior to making the referral if the financial relationship is either (i) an ownership or investment interest with the health care provider to which the referral is being made or (ii) a compensation arrangement with such health care provider that is in excess of fair market value or that is based upon the volume and value of the providers' services (the "New York Disclosure Requirement").

  Because dialysis itself is not likely a clinical laboratory service, pharmacy service, or x-ray or imaging service, only the New York Disclosure Requirement would need to be satisfied for those joint ownership relationships the Company maintains with referring physicians. The Company believes that to the extent only the New York Disclosure Requirement is applicable, all physicians who have a financial interest in the Company and who also refer patients to the Company's dialysis facilities are in compliance with the New York Statutes. Notwithstanding the above, the Company's facilities in New York may perform laboratory services incidental to dialysis services pursuant to the orders of the referring physicians thereby making the New York Referral Prohibition applicable. Although the Company does not believe that the New York Referral Prohibition is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the New York Referral Prohibition could be interpreted to apply to such laboratory services. While the New York Statutes contain a number of exceptions to the New York Referral Prohibition, there is no explicit exception for Medical Director services or other services for which the Company contracts with and compensates referring physicians in New York. Thus, if the New York Statutes are interpreted to apply to referring physicians with whom the Company contracts, the Company could be required to restructure some or all of its relationships with such referring physicians. The consequences of such restructuring, if any, cannot be predicted.

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

  A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The Company has entered into compensation agreements with its Medical Directors and other referring physicians; some Medical Directors either own stock in a Company subsidiary which operates a particular dialysis facility or a partnership or membership interest in a Company dialysis facility; and certain of the Company's dialysis facilities are leased from entities in which physicians who refer patients to the facilities hold interests. Certain of the Medical Directors, as part of their compensation, and certain of the physicians from whom the Company has acquired dialysis facilities, as part of the consideration for such acquisitions, have acquired stock or stock options in the Company. The Company believes that the granting of the stock and stock options is in material compliance with the anti-kickback statute, Stark II and the various state statutes. However, the proposed Stark II regulations could require the Company to restructure such stock and stock option ownership.

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

  Payments made by a lessor to a lessee for the use of premises are excepted from Stark II prohibitions if (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease for at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its leases with referring physicians materially satisfy the lease of premises exception to the Stark II prohibitions. The Stark II exception provisions that are applicable to physician ownership interests in entities to which they make referrals do not encompass the kinds of ownership arrangements that referring physicians own in Company subsidiaries that operate particular dialysis facilities.

  For purposes of Stark II, "designated health services" include: clinical laboratory services, radiology and other diagnostic services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. However, the Company's provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO and IDPN, clinical laboratory services, facility dialysis services and supplies, home dialysis supplies and equipment, and services to hospital inpatients and outpatients under its dialysis services agreements with hospitals, include services and items which could be construed as designated health services within the meaning of Stark II. Although the Company does not bill Medicare or Medicaid for hospital inpatient and outpatient services, the Company's Medical Directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral to the Company within the meaning of Stark II.

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

 Other Regulations

  The Company's operations are subject to various state hazardous waste disposal laws. Those laws as currently in effect do not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. Occupational Safety and Health Administration regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. These regulatory requirements apply to all health care facilities, including dialysis facilities, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

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

COMPETITION

  The dialysis industry is fragmented and highly competitive, particularly in terms of acquisition of existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also high. The Company estimates that there were approximately 3,000 dialysis facilities in the United States at the beginning of 1997, of which approximately 26% were owned by independent physicians (down from 37% in 1992), 25% were hospital-based facilities (down from 33% in 1992) and 49% were owned by five major multi-facility dialysis providers (up from 30% in 1992). There are also a number of health care providers that have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and developments of facilities in markets targeted by the Company. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. While it occurs infrequently, the Company has experienced competition from the establishment of a facility by a former Medical Director or referring physician.

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

EMPLOYEES

  As of March 15, 1998, the Company had over 8,830 employees, including a professional staff of approximately 5,332 registered nurses and technicians, a corporate and regional staff of approximately 685 employees and a facilities support and maintenance staff of approximately 2,813 employees. Of the Company's employees, approximately 6,675 are full time employees. Medical Directors of the Company's dialysis facilities are not employees of the Company.

RISK FACTORS

  In evaluating the Company and its business, the stockholders of the Company should carefully consider the following risk factors in addition to the other information contained herein. This Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those discussed below, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire.

 Uncertainties in Integrating Business Operations and Achieving Cost Savings

  The Merger represents the largest single acquisition which the Company has made to date. The process of integrating RTC's operations presents a significant challenge to the Company's management and may lead to unanticipated costs. There can be no assurance that the Company will be successful in completing this integration. The integration of RTC's operations, and of its accounting, personnel, administrative, legal, information systems and other functions, involves the risk that key employees may leave even when offered continuing employment. Robert L. Mayer, Jr., RTC's Chairman, Chief Executive Officer and President, and Frederick C. Jansen, RTC's Executive Vice President, were expected to and did resign following the Merger as did certain other officers for whom the Merger constituted an event of constructive discharge, including

Ronald H. Rodgers, Jr., RTC's Chief Financial Officer. Except for such officers, substantially all of the personnel responsible for operations have remained with the Company following the Merger, although there can be no assurances that such personnel will not resign at any point in the future or that they can easily be replaced should they resign. The integration of RTC's operation requires the devotion of a significant amount of time by senior executives of the Company, which may detract from the business operations and development of the Company. There can be no assurance that any of the cost savings, operating efficiencies or other synergies expected to result from the Merger will be accomplished as rapidly as currently expected or at all.

 Dependence on Medicare, Medicaid and Other Sources of Reimbursement

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients suffering from ESRD have been entitled to Medicare benefits regardless of age or financial circumstances. Approximately 58.5% of the Company's net patient revenues during the fiscal year ended December 31, 1997 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. No prediction can be made as to whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. No prediction can be made as to whether certain services, for which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO, a bio-engineered protein, is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Most of the Company's dialysis patients receive EPO. The Company had revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) of approximately 20.2% of net patient revenues, in the fiscal year ended December 31, 1997. Therefore, EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation; however, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 1999 budget includes this proposed reduction in EPO reimbursement.

  In April 1996, HCFA notified providers that reimbursement of EPO administration for a patient with a hematocrit measurement exceeding 36% would be available only if the 90-day rolling hematocrit measurement for such patient was 36.5% or less. If the 90-day rolling average hematocrit measure exceeded 36.5%, reimbursement for EPO administration would be denied, except in very limited instances. In connection with this notification, HCFA instructed its fiscal intermediaries to review the rolling three month hematocrit averages and to ascertain compliance therewith. TRCH's and RTC's single fiscal intermediary enacted such instructions in December and September 1997, respectively. Subsequently, HCFA notified its fiscal intermediaries that it was changing the foregoing reimbursement policy. Effective for monthly billing periods beginning on or after March 10, 1998, reimbursement will be available when the 90-day rolling average hematocrit measure exceeds 36.5%, with payment based on the lower of the actual dosage billed for the current month or 80% of the prior month's allowable EPO dosage. In addition, in this notice, HCFA reestablished the authorization to make payment for EPO for a month when the patient's hematocrit exceeds 36%, when accompanied by documentation establishing medical necessity. The Company does not expect this change in reimbursement or this medical review to have a material adverse effect on the Company's revenues. No prediction can be made as to whether future rate or reimbursement method changes will be made. Furthermore, EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. Finally, during the period from November 1997 through February 1998, approximately 25% of the Company's Medicare billings for EPO reimbursement were placed into medical review because of TRCH's intermediary's non-compliance with HCFA EPO reporting audit guidelines.

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. Approximately 6.6% of the Company's net patient revenues during the fiscal year ended December 31, 1997 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

  Approximately 34.9% of the Company's net patient revenues during the fiscal year ended December 31, 1997 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

 Operations Subject to Government Regulation

  The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to the illegal remuneration provisions of the Social Security Act and similar state laws, which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. The federal government has published regulations that provide exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the illegal remuneration provisions. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. Neither the arrangements between the Company and the Medical Directors of its facilities, nor the minority ownership interests of referring physicians in certain of the Company's dialysis facilities meet all of the necessary requirements to obtain full protection afforded by these safe harbors. Although the Company has never been challenged under these statutes and the Company believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or relationships with its Medical Directors or with referring physicians holding minority ownership interests or that the Company will not experience material adverse effects as a result of any such challenge.

  Stark I restricts physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." HCFA has published regulations interpreting Stark I. The regulations specifically provide that services furnished in an ESRD facility that are included in the composite billing rate are excluded from the coverage of Stark I. The Company believes that the language and legislative history of Stark I indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition; however, laboratory services not included in the Medicare composite rate could be included within the coverage of Stark I. Violations of Stark I are punishable by civil penalties which may include exclusion or suspension of a provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions, it is possible that the Company's practices might be challenged under this law. A broad interpretation of Stark I would apply to many of the Company's competitors as well.

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

  It is unlawful in California for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company currently operates facilities in California which account for a significant percentage of net operating revenues. Although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. If the California statute were so interpreted, the Company would be required to restructure some or all of its relationships with referring physicians who serve as Medical Directors of the Company's facilities and with the physicians who hold minority interests in certain of the Company's facilities. The Company also operates dialysis facilities and provides laboratory services in Alabama, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Kansas, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, Oklahoma and Puerto Rico, all of which have so-called "fraud and abuse" statutes which regulate the Company's relationships with physicians.

  At present, ESRD patients eligible for California's Medicaid program, MediCal, are reimbursed for their transportation costs relating to ESRD treatments. If this practice is deemed to violate applicable federal or state law, the Company may be forced to halt that practice and the Company cannot predict the effect the foregoing would have on the desire of such patients to use the Company's services.

  The Company's licensed clinical laboratories are also subject to extensive federal and state regulation of performance standards, including the provisions of The Clinical Laboratory Improvement Act of 1967 and The Clinical Laboratory Improvement Amendments of 1988 Act, as well as the federal and state regulations described above. One of the Company's laboratory operations is presently the subject of a third-party carrier review. The third-party carrier has requested medical and billing records for certain patients, and the Company has provided the requested records. The third-party carrier has not informed the Company of the reason for or the nature or scope of its review.

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

 Risks Inherent in Growth Strategy

  The Company's business strategy depends in significant part on its ability to acquire or develop additional dialysis facilities. This strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, the operations of acquired companies and identifying suitable locations for additional facilities. The Company's growth is expected to place significant demands on the Company's financial and management resources. In recent years, acquisition prices and competition for facilities has increased. To the extent the Company is unable to acquire or develop facilities in a cost-effective manner, its ability to expand its business and enhance results of operations would be adversely affected. In addition, although the Company believes it has a demonstrable track record of integrating the operations of acquired companies, the process for integrating acquired operations, particularly for newly acquired regional clusters, presents a significant challenge to the Company's management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that the Company will be able to continue its growth strategy or that this strategy will ultimately prove successful. A failure to successfully continue its growth strategy could have an adverse effect on the Company's results of operations.

 Competition

  The dialysis industry is fragmented and highly competitive, particularly in terms of acquisitions of existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also high. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. The Company has also from time to time experienced competition from referring physicians who have opened their own dialysis facilities. A portion of the Company's business consists of monitoring and providing supplies for ESRD treatments in patients' homes. Certain physicians also provide similar services and, if the number of such physicians were to increase, which is possible under the proposed Stark II regulations, the Company could be adversely affected.

 Dependence on Key Personnel

  The Company is dependent upon the services and management experience of the Company's executive officers, and accordingly has entered into employment agreements with, and provided a variety of equity incentives to, these executives. The Company's continued growth depends upon its ability to attract and retain skilled employees, in particular highly skilled nurses, for whom competition is intense. The Company believes that its future success will also be significantly dependent on its ability to attract and retain qualified physicians to serve as Medical Directors of its dialysis facilities. The Company does not carry key-man life insurance on any of its officers.

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

 Operations Outside the United States

  Approximately 7.7% of the Company's patients are serviced by operations outside the United States. The Company's non-United States operations are subject to certain political, economic and other uncertainties not encountered in United States operations, including risks of civil disturbances (or other risks that may limit or disrupt markets), expropriations and general hazards associated with the assertions of national sovereignty over certain areas in which operations are conducted. The Company's operations outside the United States may face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and difficulty in repatriation of income or capital. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international dialysis industry.

 Forward-Looking Statements

  Certain statements contained in this Form 10-K, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; dependence on physician referrals; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the lack of assurance that the cost savings, growth opportunities and synergies expected from the Merger will be achieved; the lack of assurances as to the future performance of the combined companies; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and other factors referenced in this Form 10-K. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2. PROPERTIES.

  The Company operates 392 outpatient dialysis facilities, of which 382 are located in premises leased by the Company or its respective general partnerships, limited liability companies or subsidiary corporations, and ten of which are owned by the Company. The Company's leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. The Company's facilities range in size from approximately 500 to 15,900 square feet, with an approximate average size of 4,900 square feet. The Company's headquarters are located in a 17,000 square foot facility in Torrance, California. The Company's headquarters lease expires in 2008. The Company's general accounting office in Tacoma, Washington, is leased for a term expiring in 2000. The Company maintains a 41,500 square foot facility in Berwyn, Pennsylvania for additional corporate billing and collections purposes. The Berwyn lease expires in 2001. The Company owns an additional property that it is presently leasing to a third party. The Company anticipates acquiring at least three additional properties for use as dialysis facilities during fiscal 1998. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

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

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to claims and suits in the ordinary course of business for which the Company believes it will be covered by insurance. The Company does not believe that the ultimate resolution of pending proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

                                                                   HIGH   LOW
     Fiscal Year Ended December 31, 1996
       1st Quarter............................................... $19.20 $16.43
       2nd Quarter............................................... $27.08 $19.65
       3rd Quarter............................................... $25.35 $19.50
       4th Quarter............................................... $27.68 $19.35
     Fiscal Year Ended December 31, 1997
       1st Quarter............................................... $21.98 $18.23
       2nd Quarter............................................... $24.11 $16.88
       3rd Quarter............................................... $30.08 $21.83
       4th Quarter............................................... $33.44 $25.06

  The closing price of the Common Stock on March 16, 1998 was $35.69 per share. As of March 16, 1998 there were approximately 963 holders of the Company's Common Stock named as holders of record by The Bank of New York, the Company's registrar and transfer agent. Since the August 1994 Transaction, the Company has not declared or paid cash dividends to its holders of Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company is subject to certain restrictions on its ability to pay dividends on the Common Stock under that certain $800 Million Revolving Credit Agreement, as amended, by and among the Company and the Lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Uniton National Bank, as Documentation Agent, The Bank of New York as Administrative Agent, and BNY Capital Markets, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as Co-Arrangers and that certain $250 Million Term Loan Agreement, as amended, by and among the Company and the Lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, The Bank of New York, as Administrative Agent and BNY Capital Markets, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as Co-Arrangers.

  Effective January 1, 1998, the Company purchased all of the assets of Monterey Park Dialysis Center, Inc. As partial consideration for the purchase the Company issued an aggregate of 37,314 unregistered shares of Common Stock to the two shareholders of Monterey Park Dialysis Center, Inc. on that date. Such unregistered shares were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected consolidated financial and operating data of the Company for the periods indicated. The consolidated financial data as of May 31, 1993, 1994 and 1995 and as of December 31, 1995, 1996 and 1997
and for each of the years in the three year period ended May 31, 1995, the seven month period ended December 31, 1995, and the years ended December 31, 1996 and 1997 have been derived from the Company's audited consolidated financial statements. The consolidated financial data for the seven months ended December 31, 1994 and the year ended December 31, 1995 are unaudited and include all adjustments consisting solely of normal recurring adjustments necessary to present fairly the Company's results of operations for the period indicated. The results of operations for the seven month periods ended December 31, 1994 and 1995 are not necessarily indicative of the results which may occur for the full fiscal year. The following financial and operating data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements filed as part of this Report.

                                                   SEVEN MONTHS
                                                       ENDED
                            YEARS ENDED MAY 31,   DECEMBER 31,(1)     YEAR ENDED DECEMBER 31,
                          ----------------------- ---------------    --------------------------------
                           1993    1994    1995    1994    1995        1995        1996        1997
INCOME STATEMENT
 DATA:(2)
 Net operating
  revenues..............  $71,576 $80,470 $98,968 $53,593 $89,711    $134,843    $272,947    $438,205
                          ------- ------- ------- ------- -------    --------    --------    --------
 Facility operating
  expenses..............   49,440  56,828  65,583  36,012  57,406      86,977     183,987     292,495
 General and
  administrative
  expenses(3)...........    5,292   7,457   9,115   4,916   7,645      11,844      19,267      29,832
 Provision for doubtful
  accounts..............    2,050   1,550   2,371   1,363   1,811       2,819       5,496       8,896
 Depreciation and
  amortization..........    3,434   3,752   4,740   2,586   4,383       6,537      15,368      27,124
                          ------- ------- ------- ------- -------    --------    --------    --------
 Total operating
  expenses..............   60,216  69,587  81,809  44,877  71,245     108,177     224,118     358,347
                          ------- ------- ------- ------- -------    --------    --------    --------
 Operating income.......   11,360  10,883  17,159   8,716  18,466      26,666      48,829      79,858
 Interest expense, net..        9      13   7,203   3,300   5,584       9,244       5,175      13,238
                          ------- ------- ------- ------- -------    --------    --------    --------
 Income before income
  taxes, minority
  interests and
  extraordinary item....   11,351  10,870   9,956   5,416  12,882      17,422      43,654      66,620
 Income taxes...........    4,129   4,106   3,511   1,933   4,631       6,209      16,351      25,141
                          ------- ------- ------- ------- -------    --------    --------    --------
 Income before minority
  interests and
  extraordinary item....    7,222   6,764   6,445   3,483   8,251      11,213      27,303      41,479
 Minority interests in
  income of consolidated
  subsidiaries..........      775   1,046   1,593     833   1,784       2,544       3,578       4,502
                          ------- ------- ------- ------- -------    --------    --------    --------
 Income before
  extraordinary item....  $ 6,447 $ 5,718 $ 4,852 $ 2,650 $ 6,467(4) $  8,669(4) $ 23,725(4) $ 36,977
                          ======= ======= ======= ======= =======    ========    ========    ========
 Income per share before
  extraordinary
  item(5)...............                  $  0.27 $  0.18 $  0.23(4) $   0.35(4) $   0.57(4) $   0.83
                                          ======= ======= =======    ========    ========    ========

                                                       SEVEN MONTHS
                                                          ENDED         YEARS ENDED
                            YEARS ENDED MAY 31,        DECEMBER 31,    DECEMBER 31,
                          ------------------------     ------------ -------------------
                           1993    1994     1995         1995(1)      1996      1997
OPERATING DATA:
 Outpatient facilities
  (at period end).......       36      37       57             68         134       197
 Treatments(6)..........  379,397 423,353  481,537        390,806   1,169,023 1,869,854
 Hospitals receiving
  inpatient services (at
  period end)...........       32      28       48             55          87       127
                                  MAY 31,                        DECEMBER 31,
                          ------------------------     --------------------------------
                           1993    1994     1995           1995       1996      1997
                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:(2)
 Working capital........  $14,609 $20,064 $ 14,971       $ 54,691   $  99,299  $146,274
 Total assets...........   36,003  43,621   77,558        163,998     374,080   695,340
 Long-term debt
  (including current
  portion)..............      267     198   88,142         55,894     104,616   358,584
 Mandatorily redeemable
  Common Stock(7).......                     3,990
 Stockholders' equity
  (deficit).............   29,015  34,733  (30,879)(8)     82,804     230,966   273,672

                                                  (See Notes on following page)

--------
(1) In 1995, the Company changed its fiscal year end to December 31 from May
    31.
(2) The August 1994 Transaction and subsequent acquisitions had a significant impact on the Company's capitalization and equity securities and on the Company's results of operations. Consequently, the Balance Sheet Data as of May 31, 1995 and as of December 31, 1995, 1996 and 1997 and the Income Statement Data for the fiscal year ended May 31, 1995, for the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997 are not directly comparable to corresponding information as of prior dates and for prior periods, respectively.
(3) General and administrative expenses for the fiscal years ended May 31, 1993 and 1994 include overhead allocations by the Company's former parent of $235,000 and $1,458,000, respectively. The overhead allocations for the fiscal year ended May 31, 1993 were made using a different methodology than that used in the fiscal year ended May 31, 1994 and the substantial increase in that year reflects this change in methodology rather than a change in the level of services provided. No overhead allocation was made for the period from March 1, 1994 through the closing of the August 1994 Transaction, at which time the Company began to record general and administrative expenses as incurred on a stand-alone basis. General and administrative expenses for the fiscal year ended May 31, 1994 also reflect $458,000 in expenses relating to a terminated equity offering.
(4) In December 1995, the Company recorded an extraordinary loss of $2,555,000, or $0.09 per share, net of tax, on the early extinguishment of debt. In July and September 1996, the Company recorded a combined extraordinary loss of $7,700,000 or $0.19 per share net of tax, on the early extinguishment of debt. See Note 8 of Notes to Consolidated Financial Statements.
(5) See additional income per share information in the Consolidated Statements of Income. No income per share information is presented for the years ended May 31, 1993 and 1994 as the Company was a wholly-owned subsidiary during those periods.
(6) Represents dialysis treatments provided in outpatient facilities, at home and in acute care hospitals. Home dialysis treatments are stated in hemodialysis equivalents. Only treatments rendered by the Company after the acquisition of a facility are included.
(7) Mandatorily redeemable Common Stock represents shares of Common Stock issued in certain acquisitions subject to put options that terminated upon the completion of the Initial Public Offering.
(8) In connection with the August 1994 Transaction, the Company paid a special dividend to Tenet Healthcare Corporation ("Tenet") of $81.7 million, including $75.5 million in cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto contained elsewhere in this Form 10-K.

BACKGROUND

  The Company's wholly-owned subsidiary Total Renal Care, Inc., formerly Medical Ambulatory Care, Inc., was organized in 1979 by Tenet (formerly National Medical Enterprises, Inc.), to own and operate Tenet's hospital-based dialysis services as freestanding dialysis facilities and to acquire and develop additional dialysis facilities in Tenet's markets. The Company was organized to facilitate the August 1994 Transaction which consisted of the sale by Tenet of approximately 75% of its ownership interest to DLJ Merchant Banking Partners, L.P. and certain of its affiliates ("DLJMB"), management of the Company and certain holders of debt securities of the Company. In connection with the August 1994 Transaction, the Company, NME Properties Corporation (a wholly-owned subsidiary of Tenet), Tenet and DLJMB entered into a number of agreements relating to, among other things, corporate governance, the provision of certain services to the Company by Tenet, and restrictions on stock transfers.

  In the August 1994 Transaction, the Company paid a special dividend of $81.7 million, including $75.5 million in cash, to Tenet out of the net proceeds from (i) the issuance of units consisting of $100 million in principal amount at maturity of 12% Senior Subordinated Discount Notes due 2004 (the "Discount Notes"), which were issued at approximately 70% of par, and 1,000,000 shares of Common Stock and (ii) borrowing under the Company's revolving credit facility with The Bank of New York (the "TRC Credit Facility"). The Company raised additional capital to fund the continuation of its growth strategy through an initial public offering (the "IPO") on October 30, 1995 in which the Company issued and sold 11,500,000 shares of its Common Stock and raised gross proceeds of $107 million. Concurrent with the IPO, the Company listed its Common Stock on the New York Stock Exchange under the symbol "TRL." Subsequent to the IPO, the Company changed its fiscal year end from May 31 to December 31.

  The Company raised additional capital to further fund its growth strategy with two secondary stock offerings in April and October of 1996 which raised gross proceeds to the Company of approximately $135 million. In October of 1996 the Company increased its credit facility with The Bank of New York from $130 million to $400 million (the "Credit Facility"). With the proceeds from the IPO, the April 1996 secondary offering and the Credit Facility, the Company was able to complete the early retirement of the Discount Notes. On October 24, 1997, the Company increased the Credit Facility to an aggregate of $1,050,000,000 in two bank facilities (the "Credit Facilities").

  Following the August 1994 Transaction, the Company implemented a focused strategy to increase net operating revenues per treatment and improve operating income margins. The Company has significantly increased per-treatment revenues through the addition of in-house clinical laboratory services, improved pricing, increased utilization of ancillary services and the addition of in-house pharmacy services. To improve operating income, the Company began a systematic review of the Company's vendor relations leading to the renegotiation of a number of supply contracts and insurance arrangements that reduced operating expenses. In addition, the Company has focused on improving facility operating efficiencies and leveraging corporate and regional management. These improvements have been offset in part by increased amortization of goodwill and other intangible assets relating to the Company's acquisitions (all of which have been accounted for as purchase transactions, except the Merger) and start-up expenses related to de novo developments.

  The Company incurred approximately $70.4 million of indebtedness as a result of the August 1994 Transaction. The related interest expense had a significant impact on the Company's results of operations for the fiscal year ended May 31, 1995, the seven months ended December 31, 1995 and the fiscal year ended December 31, 1996. The Company's results of operations have also been materially affected by the implementation of the Company's growth strategy subsequent to the August 1994 Transaction. Consequently, the results of operations for the year ended May 31, 1995, the seven months ended December 31, 1995 and the fiscal years ended December 31, 1996 and December 31, 1997 are not directly comparable to the results of operations for comparable prior periods.

NET OPERATING REVENUES

  Net operating revenues are derived primarily from four sources: (i) outpatient facility hemodialysis services, (ii) ancillary services, including EPO administration, clinical laboratory services and intravenous and oral pharmaceutical products and services, (iii) home dialysis services and related products and (iv) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. The Company's dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 33 months of treatment as mandated by law. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals. For the year ended May 31, 1995, approximately 62% and 8% of the Company's net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively. For the seven months ended December 31, 1995, approximately 60% and 7% of the Company's net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively. For the years ended December 31, 1996 and December 31, 1997, approximately 61% and 59%, respectively, and 6% and 7%, respectively of the Company's net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively. See "Item 1. Business--Operations--Sources of Revenue Reimbursement."

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth selected unaudited quarterly financial and operating information for each of the last two calendar years:

                                                                QUARTERS ENDED
                          ---------------------------------------------------------------------------------------------
                          MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                            1996      1996        1996          1996       1997      1997        1997          1997
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARES AND PER TREATMENT DATA)
Net operating revenues..   $50,237  $64,583      $73,333      $84,794     $89,030  $104,752    $113,668      $130,755
Facility operating
 expenses...............    33,329   43,318       49,474       57,866      59,636    70,371      75,505        86,983
General and
 administrative
 expenses...............     3,901    4,800        4,943        5,623       6,204     7,179       7,614         8,835
Operating income........     9,551   11,556       13,126       14,596      16,041    18,709      20,997        24,111
Income before
 extraordinary item.....     4,276    5,726        6,536        7,187       7,825     8,866       9,870        10,416
Income per share before
 extraordinary item(1)..   $  0.12  $  0.13      $  0.15      $  0.16     $  0.18  $   0.20    $   0.22      $   0.23
Outpatient facilities...       108      116          126          134         139       166         174           197
Treatments..............   217,451  274,256      315,580      361,736     375,050   451,664     489,922       553,218
Net operating revenues
 per treatment..........   $231.03  $235.48      $232.38      $234.41     $237.38  $ 231.92    $ 232.01      $ 236.35
Operating income
 margin.................      19.0%    17.9%        17.9%        17.2%       18.0%     17.9%       18.5%         18.4%

--------
(1) See additional income per share information in Note 16 of Notes to Consolidated Financial Statements.

  Utilization of the Company's services is generally not subject to material seasonal fluctuations. The quarterly variations shown above reflect the impact of increasing labor costs and decreasing margins related to the corresponding costs of providing services and amortization of intangibles from acquired facilities partially offset by the effects of the Best Demonstrated Practices Program implemented in the fourth quarter of 1996.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected information expressed as a percentage of net operating revenues for such periods:

                                                SEVEN
                                               MONTHS
                                                ENDED
                                              DECEMBER        YEARS ENDED
                                  YEAR ENDED     31,         DECEMBER 31,
                                   MAY 31,   ------------  -------------------
                                     1995    1994   1995   1995   1996   1997
Net operating revenues..........    100.0%   100.0% 100.0% 100.0% 100.0% 100.0%
Facility operating expenses.....     66.3     67.2   64.0   64.5   67.4   66.8
General and administrative
 expenses.......................      9.2      9.2    8.5    8.8    7.1    6.8
Provision for doubtful
 accounts.......................      2.4      2.5    2.0    2.1    2.0    2.0
Depreciation and amortization...      4.8      4.8    4.9    4.8    5.6    6.2
Operating income................     17.3     16.3   20.6   19.8   17.9   18.2
Interest expense, net of
 interest income................      7.3      6.2    6.2    6.9    1.9    3.0
Income taxes....................      3.5      3.6    5.2    4.6    6.0    5.7
Minority interests..............      1.6      1.6    2.0    1.9    1.3    1.0
Income before extraordinary
 item...........................      4.9      4.9    7.2    6.4    8.7    8.4

 YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Net Operating Revenues. Net operating revenues increased $165,258,000 to $438,205,000 for the year ended December 31, 1997 ("Year End 1997") from $272,947,000 for the year ended December 31, 1996 ("Year End 1996") representing a 60.6% increase. Of this increase $163,632,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment which was $234.35 in Year End 1997 compared to $233.48 in Year End 1996. The increase in operating revenues per treatment was due to increased ancillary services utilization and an increase in affiliated and unaffiliated facility management fees.

  Facility Operating Expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $108,508,000 to $292,495,000 in Year End 1997 from $183,987,000 in Year End 1996 and as a percentage of net operating revenues, facility operating expenses decreased to 66.8% in Year End 1997 from 67.4% in Year End 1996. This decrease is mostly due to improvements in labor and pharmaceutical costs as a percentage of revenues partially offset by an increase in other facility expenses, consisting primarily of rent and Medical Director fees. In December 1996, the Company implemented its best demonstrated practices program which focuses primarily upon costs incurred in labor and supplies.

  General and Administrative Expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $10,565,000 to $29,832,000 in Year End 1997 from $19,267,000 in Year End 1996, and as a percentage of net operating revenues, general and administrative expenses declined to 6.8% in Year End 1997 from 7.1% in Year End 1996. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $3,400,000 to $8,896,000 in Year End 1997 from $5,496,000 in Year
End 1996. As a percentage of net operating revenues, the provision for doubtful accounts remained the same at 2.0% for both periods.

  Depreciation and Amortization. Depreciation and amortization increased $11,756,000 to $27,124,000 in Year End 1997 from $15,368,000 in Year End 1996, and as a percentage of net operating revenues, depreciation and amortization increased to 6.2% in Year End 1997 from 5.6% in Year End 1996. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new facility leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $31,029,000 to $79,858,000 in Year End 1997 from $48,829,000 in Year End 1996, and as a percentage of net operating revenues, operating income increased to 18.2% in Year End 1997 from 17.9% in Year End 1996. This increase in operating income as a percent of revenue is primarily due to decreases in facility operating costs and general and administrative partially offset by an increase in depreciation and amortization all as a percentage of net operating revenue.

  Interest Expense. Interest expense, net of interest income, increased $8,063,000 to $13,238,000 in Year End 1997 from $5,175,000 in Year End 1996, and as a percentage of net operating revenues, interest expense, net of interest income, was 3.0% in Year End 1997 and 1.9% in Year End 1996. Cash interest expense during Year End 1997 was $15,678,000 and non-cash interest during the same period was $0 versus $2,656,000 and $4,396,000 in Year End 1996, respectively. Non-cash interest expense during Year End 1996 was related to the Company's Discount Notes which were completely retired through an early extinguishment during the third quarter of 1996. The increase in cash interest expense was due primarily to an increase in borrowings made under the TRCH Credit Facility and the Senior Credit Facilities to fund the Company's acquisitions.

  Provision for Income Taxes. Provision for income taxes increased $8,790,000 to $25,141,000 in Year End 1997 from $16,351,000 in Year End 1996, and the effective income tax rate, after minority interest expense, decreased to 40.5% in Year End 1997 from 40.2% in Year End 1996. The overall decrease in the effective tax rate is due to a reduction in the blended state rates and a reduction in nondeductible amortization as a percentage of total amortization expense.

  Minority Interests. Minority interests represent the pretax income earned by physicians and non-physicians who directly or indirectly own minority interests in the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interests increased $924,000 to $4,502,000 in Year End 1997 from $3,578,000 in Year End 1996, and as a percentage of net operating revenues, minority interest decreased to 1.0% in Year End 1997 from 1.3% in Year End 1996. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net Operating Revenues. Net operating revenues increased $138,104,000 to $272,947,000 for Year End 1996 from $134,843,000 for the year ended December 31, 1995 ("Year End 1995") representing a 102.4% increase. Of this increase $119,904,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment which was $233.48 in Year End 1996 compared to $223.44 in Year End 1995. The increase in operating revenues per treatment was due to the addition of TRC's ESRD laboratory in 1995 resulting in a full year of revenue in 1996, an overall increase in average reimbursement rates, increased ancillary services utilization primarily in the administration of EPO, the opening of its oral pharmaceutical and IV therapy program, and an increase in affiliated and unaffiliated facility management fees.

  Facility Operating Expenses. Facility operating expenses increased $97,010,000 to $183,987,000 in Year End 1996 from $86,977,000 in Year End 1995 and as a percentage of net operating revenues, facility operating expenses increased to 67.4% in Year End 1996 from 64.5% in Year End 1995. In Year End 1996 the increase in facility operating expenses as a percentage of revenue primarily was due to increased labor and benefits partially incurred as a result of utilizing existing employees of the acquired facilities during transition periods after the acquisitions.

  General and Administrative Expenses. General and administrative expenses increased $7,423,000 to $19,267,000 in Year End 1996 from $11,844,000 in Year
End 1995, and as a percentage of net operating revenues, general and administrative expenses declined to 7.1% in Year End 1996 from 8.8% in Year End 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $2,677,000 to $5,496,000 in Year End 1996 from $2,819,000 in Year
End 1995, and as a percentage of net operating revenues, provision for doubtful accounts decreased to 2.0% in Year End 1996 from 2.1% in Year End 1995. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources. The decrease for Year End 1996 reflects a decline in the older aging categories of accounts receivable due to increased collection efforts.

  Depreciation and Amortization. Depreciation and amortization increased $8,831,000 to $15,368,000 in Year End 1996 from $6,537,000 in Year End 1995, and as a percentage of net operating revenues, depreciation and amortization increased to 5.6% in Year End 1996 from 4.8% in Year End 1995. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new facility leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $22,163,000 to $48,829,000 in Year End 1996 from $26,666,000 in Year End 1995, and as a percentage of net operating revenues, operating income decreased to 17.9% in Year End 1996 from 19.8% in Year End 1995. This decrease in operating income as a percent of revenue is primarily due to an increase in facility operating expenses and depreciation and amortization partially offset by a decrease in general and administrative expenses as a percentage of net operating revenues.

  Interest Expense. Interest expense, net of interest income, decreased $4,069,000 to $5,175,000 in Year End 1996 from $9,244,000 in Year End 1995, and as a percentage of net operating revenues, interest expense, net of interest income, was 1.9% in Year End 1996 and 6.9% in Year End 1995. Cash interest expense during Year End 1996 was $2,656,000 and non-cash interest during the same period was $4,396,000 versus $1,216,000 and $8,901,000 in Year End 1995, respectively. The decrease in Year End 1996 interest expense, net of interest income, was due primarily to the early extinguishment of a portion of the Discount Notes in December of 1995 and the remainder in the third quarter of the year ended December 31, 1996 (as discussed in "Liquidity and Capital Resources" below), and offset by short term investment income earned on excess proceeds from the public stock offerings in April and October, 1996.

  Provision for Income Taxes. Provision for income taxes increased $10,142,000 to $16,351,000 in Year End 1996 from $6,209,000 in Year End 1995, and the effective income tax rate, after minority interest expense, decreased to 40.6% in Year End 1996 from 41.3% in Year End 1995. The overall decrease in the effective tax rate is due to a reduction in the blended state rates and a reduction in nondeductible amortization as a percentage of total amortization expense.

  Minority Interests. Minority interests increased $1,034,000 to $3,578,000 in Year End 1996 from $2,544,000 in Year End 1995, and as a percentage of net operating revenues, minority interest decreased to 1.3% in Year End 1996 from 1.9% in Year End 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

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

 SEVEN MONTHS ENDED DECEMBER 31, 1995 COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 1994

  Net Operating Revenues. Net operating revenues increased $36,118,000 to $89,711,000 for the seven months ended December 31, 1995 ("1995 Seven Month Period") from $53,593,000 for the seven months ended December 31, 1994 ("1994 Seven Month Period") representing a 67.4% increase. Of this increase $24,411,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment which was $229.55 in the 1995 Seven

Month Period compared to $199.36 in the 1994 Seven Month Period, and an increase in affiliated and unaffiliated facility management fees. The increase in operating revenues per treatment was due to the addition of an ESRD laboratory, an overall increase in reimbursement rates, increased ancillary services utilization primarily in the administration of EPO and the opening of the Company's oral pharmaceutical and IV therapy program.

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

  Depreciation and Amortization. Depreciation and amortization increased $1,797,000 to $4,383,000 in the 1995 Seven Month Period from $2,586,000 in the
1994 Seven Month Period, and as a percentage of net operating revenues, depreciation and amortization increased to 4.9% in the 1995 Seven Month Period from 4.8% in the 1994 Seven Month Period. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new facility leaseholds and routine capital expenditures.

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

  Interest Expense. Interest expense, net of interest income, increased $2,284,000 to $5,584,000 in the 1995 Seven Month Period from $3,300,000 in the
1994 Seven Month Period, and as a percentage of net operating revenues, interest expense, net of interest income, was 6.2% in the 1995 Seven Month Period and 6.2% in the 1994 Seven Month Period. Cash interest expense during the 1995 Seven Month Period was $1,063,000 and non-cash interest during the same period was $5,228,000 versus $26,000 and $3,274,000 in the 1994 Seven Month Period, respectively. The increase in the 1995 Seven Month Period cash interest expense was due primarily to increased borrowing under the Credit Facility and the increase in non-cash interest expense was due to the August 11, 1994 issuance of the Discount Notes, which resulted in four and a half months of interest expense recognized in the 1994 Seven Month Period as compared to a full seven months of interest expense recognized in the 1995 Seven Month Period. In addition, interest accrued in the 1995 Seven Month Period on a higher accreted principal amount through December 7, 1995, on which date the Company redeemed 35% of the principal amount of the Discount Notes at maturity. Cash interest initially would have been incurred on the Discount Notes on August 15, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash. Net cash provided by operating activities of the Company was $5,788,000, $18,447,000, $6,277,000 and $15,069,000 for Year End
1997, Year End 1996, 1995 Seven Month Period and the fiscal year ended May 31, 1995, respectively. Net cash provided by operating activities consists of the Company's net income, increased by extraordinary items related to the early extinguishment of debt (for the 1995 Seven Month Period and Year End 1996) and non-cash expenses such as depreciation, amortization, accreted interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $276,197,000, $171,546,000, $35,130,000 and $26,607,000 for
Year End 1997, Year End 1996, 1995 Seven Month Period and the fiscal year ended May 31, 1995, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $255,928,000 for Year End 1997 consisting primarily of proceeds from the Company's Credit Facilities: $142,799,000 for Year End 1996 consisting primarily of net proceeds from two public issuances of common stock and net proceeds from the Credit Facility, offset by amounts paid in connection with the remaining Discount Notes; $56,988,000 for the 1995 Seven Month Period consisting primarily of net proceeds from the IPO, less amounts paid in connection with the redemption of 35% of the outstanding Discount Notes and net payments of borrowings under the Credit Facility; and $12,135,000 for the fiscal year ended May 31, 1995, consisting primarily of debt and equity offering proceeds, and borrowings under the Credit Facility, net of cash dividends paid to Tenet.

  Expansion. The Company anticipates aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities including the development costs of 30 de novo facilities in the year ending December 31, 1998 will be approximately $45,000,000, as compared to $36,878,000 in Year End 1997.

  The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $700,000 to $1,000,000 for initial construction and equipment and $200,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a development facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future developed facilities.

  From January 1, 1998 through March 15, 1998 the Company has paid approximately $40 million in consideration for acquisitions involving seven agreements to acquire ten additional facilities. Additionally, the Company has entered into letters of intent to acquire additional facilities for approximately $100 million.

  Credit Facilities. On October 24, 1997, the Company expanded its existing $400 million Credit Facility with an aggregate of $1,050,000,000 in two bank facilities. The Credit Facilities consist of a seven-year $800 million revolving credit facility and a ten-year $250 million term facility. Under the revolving credit facility, up to $100,000,000 may be used in connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. Up to $75,000,000 of the available letters of credit and borrowings under the revolving credit facility may be utilized for foreign financing. In general, borrowings under the Credit Facilities bear interest at one of two floating rates selected by the Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%) or (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.75% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed upon, the Alternate Base Rate.

  The Credit Facilities contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and impose limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

  On November 25, 1996, the Company entered into a seven year interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1997 the total notional principal amount of this interest rate swap agreement was $100,000,000 and the effective interest rate thereon was 7.57%.

  On July 24, 1997, the Company entered into a ten-year interest rate swap agreement. At December 31, 1997 the total notional principal amount of this interest rate swap agreement was $200,000,000 and the effective interest rate thereon was 7.77%.

  Stock Split. On September 30, 1998 the Company declared a five-for-three split of its Common Stock in the form of a stock dividend. Stockholders of record on October 7, 1997 received two additional shares of the Company's Common Stock for every three shares owned. The dividend shares were delivered to the record stockholders on October 20, 1997. The Company issued a cash dividend for all fractional shares of approximately $14,000 which was also paid on October 20, 1997.

  Year 2000 Risks. Certain of the Company's older computer software programs identify years with two digits instead of four. This is likely to cause problems because the programs may recognize the year 2000 as the year 1900. Plans are in process to eliminate all Year 2000 software problems. The Company fully expects to complete the necessary coversions by the end of the second quarter of 1999. The Company believes that the cost of modifying those systems that were not already scheduled for replacement for business reasons prior to 2000 is immaterial. Although the Company does not expect Year 2000 to have a material adverse effect on its internal operations, it is possible that Year 2000 problems could have a significant adverse effect on (i) the Company's suppliers and their ability to service the Company and to accurately process payments received and (ii) the ability of certain third party insurance payors and governmental payors, such as Medicare and the individual state Medicaid programs, to accurately process remittances (payments) on patient accounts receivable due to the Company.

  The Merger. The Company expects to achieve significant cost savings and synergies from the Merger. After giving effect to these expected cost savings and synergies, the Company expects the Merger to be accretive to its earnings in the fiscal year ending December 31, 1998 and thereafter. The Company believes that additional net cost savings and synergies may be realized in 1998 and beyond. No assurances can be made, however, as to the actual amount and timing of cost savings and synergies, if any, that will be realized. In addition, the Company will incur significant one-time merger related costs in early 1998.

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

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION CONCERNING MEMBERS OF THE BOARD OF DIRECTORS

  The following table sets forth certain information concerning members of the Board of Directors of the Company as of December 31, 1997:

         NAME         AGE                     POSITION
                          Chairman of the Board, Chief Executive Officer,
 Victor M.G. Chaltiel  56 President and Director
 Maris Andersons       60 Director
 Peter T. Grauer       52 Director
 Regina E. Herzlinger  54 Director
 Shaul G. Massry       67 Director

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

  Maris Andersons has been a Director of the Company since August 1994. Mr. Andersons was a Senior Vice President and Senior Advisor, Corporate Finance, of Tenet Healthcare Corporation ("Tenet") until his retirement in 1997. Mr. Andersons also has held various senior executive offices with Tenet since 1976. Prior to joining Tenet, Mr. Andersons served as a Vice President of Bank of America.

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

  Regina E. Herzlinger has been a director of the Company since July 1997. Ms. Herzlinger, the Nancy R. McPherson Professor of Business Administration Chair at the Harvard Business School, has been a member of the faculty at the Harvard Business School since 1971. Ms. Herzlinger is a director of C.R. Bard, Inc., Cardinal Health, Inc., Deere & Company, Manor Care, Inc. and Schering-Plough Corporation.

  Shaul G. Massry has been a director of the Company since April 1997. Dr. Massry has been a Professor of Medicine, Physiology and Biophysics and Chief, Division of Nephrology, at the University of Southern California School of Medicine since 1974. Dr. Massry served as the president of the National Kidney Foundation from 1990 through 1992.

  No arrangement or understanding exists between any director and any other person or persons pursuant to which any director was or is to be selected as a director other than pursuant to the Shareholders Agreement. See "Item 13. Certain Relationships and Related Transactions." None of the directors has any family relationship among themselves or with any executive officer of the Company.

INFORMATION CONCERNING EXECUTIVE OFFICERS

  The following table sets forth certain information concerning each person who is an executive officer of the Company as of December 31, 1997:

        NAME         AGE                       POSITION
 Victor M.G.             Chairman of the Board, Chief Executive Officer,
  Chaltiel            56 President and Director
 Leonard W. Frie      51 Executive Vice President and Chief Operating Officer
 Barry C. Cosgrove    40 Vice President, General Counsel and Secretary
 John E. King         37 Vice President, Finance and Chief Financial Officer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act ("Section 16") requires the Company's executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (collectively, "Insiders") to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Company with copies of all Section 16(a) forms they file. The Company became subject to Section 16 in conjunction with the registration of its Common Stock under the Exchange Act effective October 31, 1995. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that its Insiders complied with all applicable Section 16 filing requirements during fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and to each of the executive officers for both of the fiscal years in the two-year period ended December 31, 1997, for the twelve month period ended December 31, 1995 ("Calendar 1995") and for the fiscal year ended May 31, 1995:

                          SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION
                                                                           -----------------------------------
                                          ANNUAL COMPENSATION                     AWARDS             PAYOUTS
                                     ------------------------------------- ------------------------
                                                                                                                 ALL
                                                                           RESTRICTED    SECURITIES             OTHER
                                                              OTHER ANNUAL   STOCK       UNDERLYING    LTIP    COMPEN-
      NAME AND                        SALARY       BONUS      COMPENSATION  AWARD(S)      OPTIONS*   PAYOUTS    SATION
 PRINCIPAL POSITION       YEAR         ($)          ($)           ($)         ($)           (#)        ($)       ($)
Victor M.G. Chaltiel    Fiscal 1997  $288,652     $451,776(1)     --            --         333,334         --  $  5,522(2)
 Chairman of the        Fiscal 1996   285,186      438,633        --            --         166,667         --     5,366(3)
 Board, Chief         Calendar 1995+  277,413      419,728++      --            --             --   $3,803,800    9,520(4)
 Executive Officer      Fiscal 1995   217,708(5)   412,500        --            --       1,477,778         --   207,645(6)
 President and
 Director
Leonard W. Frie         Fiscal 1997   182,245      143,754        --            --         111,916         --    14,153(7)
 Executive Vice         Fiscal 1996   181,484      139,568        --            --         159,140         --    26,914(8)
 President and        Calendar 1995+  176,535      133,551++      --            --         105,557      14,300   80,849(9)
 Chief Operating        Fiscal 1995   165,625      131,250        --        $99,061(10)    111,112      28,179  241,880(11)
 Officer
Barry C. Cosgrove       Fiscal 1997   149,817      115,004        --            --         111,916         --    11,582(12)
 Vice President,        Fiscal 1996   145,189      111,655        --            --         116,083         --    10,556(13)
 General Counsel      Calendar 1995+  144,480(14)  106,842++      --            --          62,500      53,625    8,320(15)
 and Secretary          Fiscal 1995   116,777      105,000        --            --          83,333         --     6,695(16)
John E. King            Fiscal 1997   130,504      112,500        --            --         111,916         --    14,089(17)
 Vice President,        Fiscal 1996    99,533       93,750        --            --          74,417         --    15,509(18)
 Finance and Chief    Calendar 1995+   90,789       68,681++      --            --          20,833      17,875   42,362(19)
 Financial Officer      Fiscal 1995    88,958       67,500        --         22,877(20)     27,778       2,500   41,487(21)

--------
 *Includes options repriced in April 1997. See "--Report on Repricing of
Options."
 +  The Company changed its fiscal year from May 31 to December 31 in 1995.
 ++ Includes the applicable pro-rata portion of the fiscal 1995 bonus amount.
 (1) Mr. Chaltiel's 1997 bonus was prepaid in December 1997.
 (2) Includes (i) automobile allowance of $5,002, and (ii) $520 paid by the Company for an umbrella insurance policy.
 (3) Includes (i) an automobile allowance of $4,846, and (ii) $520 paid by the Company for an umbrella insurance policy.
 (4) Includes (i) an automobile allowance of $9,000, and (ii) $520 paid by the Company for an umbrella insurance policy.
 (5) Mr. Chaltiel joined the Company as of August 11, 1994. This figure represents the amount actually earned by Mr. Chaltiel from August 11, 1994 through May 31, 1995.
 (6) Includes (i) an automobile allowance of $7,125, (ii) $520 paid by the Company for an umbrella insurance policy, and (iii) a fee of $200,000 received by Mr. Chaltiel from the Company prior to his employment.
 (7) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, and (iii) $5,133 in deferred compensation.
 (8) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) $4,894 in deferred compensation, and (iv) $13,000 in payment of cash value of accrued Paid Time Off.
 (9) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) a relocation fee of $67,435, (iv) $4,371 in deferred compensation, and (v) $23 reimbursed by Tenet with respect to an insurance policy.

(10) Granted by Tenet based on Mr. Frie's unvested stock options in Tenet as of August 22, 1994 and the trading value of Tenet shares on that date.
(11) Includes (i) an automobile allowance of $8,500, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) a relocation fee of $88,598, (iv) $10,524 in deferred compensation, (v) $338 reimbursed by Tenet with respect to an insurance policy, (vi) $900 paid by Tenet with respect to life and disability insurance under Tenet's Supplemental Executive Retirement Plan, (vii) a bonus of $32,500 from Tenet, and
     (viii) a fee of $100,000 received from Tenet.
(12) Includes (i) an automobile allowance of $7,800, (ii) $520 paid by the company for an umbrella insurance policy, and (iii) $3,262 in deferred interest income.
(13) Includes (i) an automobile allowance of $7,800, (ii) $520 paid by the Company for an umbrella insurance policy, and (iii) $2,236 in deferred interest income.
(14) Mr. Cosgrove joined the Company as of August 8, 1994. This figure represents the amount actually earned by Mr. Cosgrove from August 8, 1994 through May 31, 1995.
(15) Includes (i) an automobile allowance of $7,800, and (ii) $520 paid by the Company for an umbrella insurance policy.
(16) Includes (i) an automobile allowance of $6,175, and (ii) $520 paid by the Company for an umbrella insurance policy.
(17) Includes (i) an automobile allowance of $7,800, (ii) $520 paid by the Company for an umbrella insurance policy, and (iii) $5,769 in payment of cash value of accrued Paid Time Off.
(18) Includes (i) an automobile allowance of $7,800, (ii) $520 paid by the Company for an umbrella insurance policy, (iii) housing reimbursement of $3,624, and (iv) $3,565 in payment of cash value of accrued Paid Time Off.
(19) Includes (i) an automobile allowance of $7,800, (ii) $19,025 paid by the Company for relocation expenses, (iii) housing reimbursement of $14,990,
      (iv) $520 paid by the Company for an umbrella insurance policy, and (v) $27 reimbursed by Tenet with respect to an insurance policy.
(20) Granted by Tenet based on Mr. King's unvested stock options in Tenet as of August 22, 1994 and the trading value of Tenet shares on that day.
(21) Includes (i) an automobile allowance of $7,800, (ii) $19,025 paid by the Company for relocation expenses, (iii) $520 paid by the Company for an umbrella insurance policy, (iv) housing reimbursement of $13,707, and
      (iv) $435 reimbursed by Tenet with respect to an insurance policy.

  The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1997:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL
                                                                          REALIZABLE VALUE
                                                                             AT ASSUMED
                                                                           ANNUAL RATES OF
                                                                             STOCK PRICE
                                                                          APPRECIATION FOR
                           INDIVIDUAL GRANTS                                 OPTION TERM
----------------------------------------------------------------------- ---------------------
                           NUMBER OF    % OF TOTAL
                          SECURITIES   OPTIONS/SARS EXERCISE
                          UNDERLYING    GRANTED TO  OR BASE
                         OPTIONS/SARS  EMPLOYEES IN  PRICE   EXPIRATION     5%        10%
          NAME           GRANTED(#)(1) FISCAL YEAR   ($/SH)     DATE      ($)(2)     ($)(2)
Victor M.G. Chaltiel....    333,334        7.4%      $18.75   4/24/07   $3,930,599 $9,960,910
Leonard W. Frie.........    111,916        2.6        18.75   4/24/07    1,319,688  3,344,349
Barry C. Cosgrove.......    111,916        2.6        18.75   4/24/07    1,319,688  3,344,349
John E. King............    111,916        2.6        18.75   4/24/07    1,319,688  3,344,349

--------
(1) All options are nonqualified stock options and were granted under the Company's 1995 Equity Compensation Plan. Such options vest over four year periods at an annual rate of 25% beginning on the first anniversary of the date of grant.
(2) The potential realizable dollar value of a grant is the product of: (a) the difference between: (i) the product of the per-share market price at the time of the grant and the sum of one (1) plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option or SAR); and (ii) the per-share exercise price of the option or SAR; and (b) the number of securities underlying the grant at fiscal year-end. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

  The following table sets forth information concerning the aggregate number of options exercised by each of the named executive officers during fiscal 1997:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                       VALUE OF UNEXERCISED
                                                 NUMBER OF UNEXERCISED     IN-THE-MONEY
                                                        OPTIONS               OPTIONS
                                                       AT FY-END             AT FY-END
                           SHARES                --------------------- ---------------------
                         ACQUIRED ON    VALUE        EXERCISABLE/          EXERCISABLE/
   NAME                  EXERCISE(#) REALIZED($)   UNEXERCISABLE(#)     UNEXERCISABLE($)(1)
Victor M.G. Chaltiel....      --          --            -- /333,334    $      -- /$2,916,664
Leonard W. Frie.........      --          --        105,555/111,916     2,807,763/   979,265
Barry C. Cosgrove.......      --          --         62,500/111,916     1,662,500/   979,265
John E. King............      --          --         20,833/111,916       554,158/   979,265

--------
(1) Value is determined by subtracting the exercise price from the fair market value of $27.50 per share (the closing price for the Company's Common Stock as reported by the New York Stock Exchange as of December 31, 1997) and multiplying the remainder by the number of underlying shares of Common Stock.

EMPLOYMENT AGREEMENTS

  Mr. Chaltiel entered into an employment agreement with the Company on August 11, 1994, pursuant to which he is employed by the Company for an initial term of three years, with one year automatic extensions at the end of each year. Such agreement is terminable by the Company at any time, subject, among other things, to severance payments as provided in the employment agreement. His base salary paid during fiscal 1997 was $288,652 and is subject to annual review by the Board for possible increases, with a minimum increase tied to the California consumer price index. Until May 31, 1999, Mr. Chaltiel will be entitled to a yearly bonus of up to 150% of his base salary based upon the Company achieving certain EBITDA performance targets. He also may be awarded an additional bonus at the discretion of the Board if Company EBITDA targets are exceeded by more than 15%. After May 31, 1999, Mr. Chaltiel will be awarded bonuses in a manner as determined in the sole discretion of the Board, on a basis reasonably consistent with past bonuses for similar performance. Although not yet formally effected, the Company anticipates that Mr. Chaltiel's employment agreement will be amended to reflect the Company's new fiscal year end of December 31.

  Mr. Chaltiel was also granted options pursuant to the Company's 1994 Equity Compensation Plan representing a total of approximately 1,477,778 shares of Common Stock. The options had an exercise price of $0.90. By their terms, half of the options were to vest over a four-year period and the other half were to vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that the Company satisfied certain EBITDA performance targets. On September 18, 1995, the Board and the stockholders of the Company approved an agreement dated as of the same date by and between the Company and Mr. Chaltiel pursuant to which the vesting schedule for these options was accelerated such that all of Mr. Chaltiel's outstanding options became vested and exercisable immediately. In connection with this agreement, Mr. Chaltiel agreed to exercise all of his options at that time to purchase 1,477,778 shares of Common Stock at an exercise price of $0.90 per share. Mr. Chaltiel paid the exercise price pursuant to a $1,330,000 four-year promissory note bearing interest at the lesser of the prime rate or 8%. This note is subject to repayment, in part or in full, to the extent of the receipt of any proceeds received by Mr. Chaltiel upon disposition of such shares of Common Stock, and Mr. Chaltiel pledged these shares as collateral for repayment of this note. Also, in accordance with the agreement, the Company agreed to advance Mr. Chaltiel funds of up to $1,521,520 principal amount in the aggregate relating to Mr. Chaltiel's tax liability in connection with additional taxes associated with the exercise of such options. Such loans are evidenced by two additional promissory notes executed by Mr. Chaltiel. The first note for $1,348,447 was executed concurrently with Mr. Chaltiel's exercise of his options. The second note for $173,073 was executed as of April 15, 1996. Simultaneously with the execution of the agreement, Mr. Chaltiel and the Company entered into a Release and Pledge Agreement whereby the Company released 1,855,555 shares of Common Stock owned by Mr. Chaltiel from a previous pledge agreement and substituted the newly acquired 1,477,778 shares of Common Stock therefor.

  Mr. Frie entered into an employment agreement with the Company on August 11, 1994 and Messrs. Cosgrove and King entered into employment agreements with the Company dated September 1, 1994. Pursuant to said employment agreements, Messrs. Frie, Cosgrove and King are employed by the Company for an initial term of three years, two years and one year, respectively, with one-year automatic extensions at the end of each initial term. Each such agreement is terminable by the Company at any time subject, among other things, to severance payments as set forth therein. Base salary under the employment agreements is subject to annual review by the Board for possible increases, with a minimum increase tied to the California consumer price index. These employment agreements also provide for annual bonuses, through May 31, 1999, of up to 75% of base salary, one half of which will be based on the achievement of certain EBITDA performance targets and the other half of which will be awarded at the discretion of the Board. After May 31, 1999, bonuses will be awarded in the sole discretion of the Board. Although not formally effected, the Company anticipates that the employment agreements of the above named officers will be amended to reflect the Company's new fiscal year end of December 31. Each of Messrs. Frie, Cosgrove and King have also been granted options pursuant to the Company's equity compensation plans. The Options will vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that the Company satisfies certain EBITDA performance targets. If yearly performance targets are satisfied, the options will vest at a rate of 25% at the end of each year on the anniversary of the date of grant. The exercise price of the options ranges from $.90 per share to $18.75 per share. Upon voluntary termination of employment, the Company may have the right to acquire all shares in the Company held by the terminated employee at Fair Market Value Per Share (as defined therein). Upon involuntary termination of employment, the Company may have the right to acquire all shares in the Company held by the terminated employee at 80% of Fair Market Value Per Share (as defined therein).

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

REPORT ON REPRICING OF OPTIONS

  In April 1997, the Company's Compensation Committee determined that the purposes of the Company's equity compensation plans were not being adequately achieved with respect to those employees holding options that were above current market value and that it was essential to the best interests of the Company and the Company's stockholders that the Company retain and motivate such employees. The Compensation Committee further determined that, because the exercise prices of certain options were substantially above then-current trading prices, it would be in the best interests of the Company and the Company's stockholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value. As of April 24, 1997, upon approval by the Board, the Company offered such optionees the opportunity to exchange such options for new options at an exercise price of $18.75 per share. The last sales price of a share of Common Stock listed on the New York Stock Exchange for that day was $18.75. Any holder accepting this offer was required to give up existing options. The repriced options vest over a three year period at an annual rate of 33 1/3% beginning April 24, 1998.

  The following table sets forth information concerning the repricing of certain options held by each of the named executive officers during fiscal 1997:

                        TEN-YEAR OPTION/SAR REPRICINGS

                                  NUMBER OF
                                  SECURITIES
                                  UNDERLYING  MARKET PRICE    EXERCISE                      LENGTH OF
                                 OPTIONS/SARS   OF STOCK    PRICE AT TIME                ORIGINAL OPTION
                                 REPRICED OR   AT TIME OF   OF REPRICING                  TERM REMAINING
                                   AMENDED    REPRICING OR       OR       NEW EXERCISE AT DATE OF REPRICING
   NAME                   DATE      (#)(1)    AMENDMENT ($) AMENDMENT ($) PRICE ($)(1)     OR AMENDMENT
Victor M.G. Chaltiel.... 4/24/97   100,000        31.25        39.375        31.25           9 years
Leonard W. Frie......... 4/24/97    32,150        31.25        39.375        31.25           9 years
Barry C. Cosgrove....... 4/24/97    32,150        31.25        39.375        31.25           9 years
John E. King............ 4/24/97    32,150        31.25        39.375        31.25           9 years

--------
(1) The number of securities underlying options and exercise prices shown were subsequently adjusted to reflect the Company's five-for-three stock split on October 20, 1997 and are currently 53,583 (166,667 with regard to Mr. Chaltiel) and $18.75, respectively.

                                          COMPENSATION COMMITTEE

                                          Peter T. Grauer, Chair
                                          Maris Andersons
                                          Regina E. Herzlinger

                     REPORT OF THE COMPENSATION COMMITTEE
                            REGARDING COMPENSATION

  The Compensation Committee (the "Committee") oversees the general compensation policies of the Company, the Company's compensation and stock incentive plans, establishes the compensation of Mr. Chaltiel, the Company's Chairman of the Board, Chief Executive Officer and President, and reviews Mr. Chaltiel's recommendations as to the compensation levels for the other executive officers.

COMPENSATION POLICY

  The goal of the Company's executive compensation program is to provide a strong and direct link among stockholder values, Company performance and executive compensation through the design and implementation of a sound compensation program that will attract and retain highly qualified personnel. Compensation programs are intended to complement the Company's short- and long-term business objectives and to focus executive efforts on the fulfillment of these objectives. The Committee believes that cash compensation in the form of salary and performance-based bonuses provides Company executives with short-term rewards for success in operations, and that long-term compensation through the award of restricted stock and stock options encourages growth in management stock ownership which leads to expansion of management's stake in the long-term performance and success of the Company.

  Base Salary. In establishing 1997 base salary levels for executive officer positions, the Committee considered the terms of the relevant employment agreements. For fiscal 1997, the Company's executive officers (other than Mr. Chaltiel) generally received raises in their annual base salary of approximately 3%. Mr. King received a raise in base salary of 20% in fiscal 1997 to adjust his base salary to approximate the levels of the Company's other executive officers. As the Committee's philosophy is to reward executive officers through bonuses, stock and stock options, increases in base salary for fiscal 1997 are minimal compared to the improved corporate performance as well as increased job responsibilities as a result of the increased size of the Company.

  Bonus. Annual bonuses for executive officers are intended to reflect the Committee's belief that management's contribution to stockholder returns comes from maximizing earnings and the quality of those earnings. Bonus awards are based largely on the Company's attainment of EBITDA performance targets established in each executive officer's employment agreement and each executive officer's target bonus is fixed as a percentage of his base salary. For fiscal 1997, bonuses paid to the Company's executive officers (other than Mr. Chaltiel) ranged from $112,500 to $143,754 (or 75% of such executive officers' base salaries).

  Restricted Stock and Stock Options. On August 5, 1994, the Company adopted the 1994 Equity Compensation Plan (the "1994 Plan"). The purpose of the 1994 Plan is to provide incentives and reward the contributions of key employees and officers for the achievement of long-term Company performance goals, as measured by earnings per share and the market value of the Common Stock. The Board set guidelines for the number and terms of stock option or restricted stock awards based on factors similar to those considered with respect to the other components of the Company's compensation program. The awards under the 1994 Plan are designed to align the interests of executives with those of the stockholders. Generally, stock options become exercisable at the end of nine years, but they may vest over a period of four years based on Company performance. The individual forfeits any installment which has not vested during the period of his or her employment. No awards were made to the executive officers under the 1994 Plan in fiscal 1997.

  On October 24, 1995, the Company established the 1995 Equity Compensation Plan (the "1995 Plan"). The purpose of the 1995 Plan is to offer stock compensation to employees, directors, and other persons providing services to the Company and, accordingly, to strengthen the mutuality of interests between those persons and the Company's stockholders by providing those persons with a proprietary interest in the Company's long-term growth and financial success. Under the 1995 Plan, the Board awarded stock options in fiscal 1997 to all executive officers.

  On May 15, 1997, the Company established the 1997 Equity Compensation Plan (the "1997 Plan"). The purpose of the 1997 Plan is to promote the interests of the Company and its stockholders by enabling the Company to offer employees, directors, and other persons providing services to the Company an opportunity to acquire an equity interest in the Company so as to better attract, retain and reward such persons, and accordingly, to strengthen the mutuality of interests between such persons and the Company's stockholders by providing such persons with a proprietary interest in pursuing the Company's long-term growth and financial success. No awards were made to the executive officers under the 1997 Plan in fiscal 1997.

COMPENSATION OF CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

  The Committee believes that Victor M.G. Chaltiel, the Company's Chairman of the Board, Chief Executive Officer and President, provides valuable services to the Company and that his compensation should therefore be competitive with that paid to executives at comparable companies. In addition, the Committee believes that an important portion of his compensation should be based on Company performance. Mr. Chaltiel's base salary is determined pursuant to his employment agreement. Mr. Chaltiel received an increase in his base salary effective as of October 1, 1997 of $8,762 (or 3% of base salary). The increase was based only upon a general cost of living increase as the Committee's philosophy is to reward executive officers through bonuses, stock and stock options. Mr. Chaltiel is entitled under his employment agreement to a yearly bonus of up to 150% of his base salary based upon the Company achieving certain EBITDA performance targets. He also may be awarded an additional bonus at the discretion of the Committee if Company EBITDA targets are exceeded by more than 15%. Mr. Chaltiel's bonus for fiscal 1997 was $438,633 (or 150% of his base salary). On December 31, 1997, Mr. Chaltiel received the value of his 1998 bonus, or an additional $451,776, to assist in paying Federal and state tax obligations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  No executive officer or director of the Company serves as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of the Company's Board. During fiscal 1997, Messrs. Chaltiel and Andersons and Dr. Massry were officers, employees or consultants of the Company. No one other than Messrs. Andersons and Grauer served as a member of the Compensation Committee during fiscal 1997.

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

                                          COMPENSATION COMMITTEE

                                          Peter T. Grauer, Chair
                                          Maris Andersons
                                          Regina E. Herzlinger

                            STOCK PRICE PERFORMANCE

  The following graph shows a comparison of cumulative total returns for the Company, the Standard & Poor's 400 and a Company-constructed Peer Group Index (as defined below). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on October 31, 1995 (the date the Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934), and that all dividends have been reinvested. The Company-constructed Peer Group Index consists of the following companies: Renal Care Group, Renal Treatment Centers and Vivra (adjusted to reflect the cessation of trading in Vivra's stock as of June 12, 1997). The Company believes that the companies in the Peer Group Index are the primary competitors of the Company. The Peer Group Index is weighted for the market capitalization of each company within the group.

  The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of the Company's Common Stock.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
          TOTAL RENAL CARE HOLDINGS, INC., THE STANDARD & POOR'S 400,
       AND TOTAL RENAL CARE HOLDINGS, INC.'S SELF-CONSTRUCTED PEER GROUP

LOGO

                            OCTOBER 31, DECEMBER 29, DECEMBER 31, DECEMBER 31,
                               1995         1995         1996         1997
                            ----------- ------------ ------------ ------------
Total Renal Care Holdings,
 Inc.......................   100.00       147.24       177.91       224.95
Peer Group Index...........   100.00       116.87       136.82       212.41
S & P 400..................   100.00       105.44       127.19       163.95

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information regarding the ownership of the Company's Common Stock as of December 31, 1997 by (i) all those persons known by the Company to own beneficially more than 5% of the Company's Common Stock,
(ii) each director and each executive officer of the Company and (iii) all directors and executive officers as a group. Except as otherwise noted under "Certain Relationships and Related Transactions," the Company knows of no agreements among its stockholders which relate to voting or investment power over its Common Stock or any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

                                        NUMBER OF SHARES  PERCENTAGE OF SHARES
       NAME OF BENEFICIAL OWNER        BENEFICIALLY OWNED  BENEFICIALLY OWNED
NME Properties Corp. .................     5,000,000              11.2%
 c/o Tenet Healthcare Corporation
 30 South La Patera Lane
 Goleta, California 93117
Putnam Investments, Inc.(1)...........     4,111,762               9.2%
 One Post Office Square
 Boston, Massachusetts 02109
Pilgrim Baxter & Associates, Ltd......     3,263,235               7.3%
 825 Duportail Road
 Wayne, Pennsylvania 19087
Morgan Stanley, Dean Witter, Discover
 & Co. ...............................     2,325,456               5.2%
 1585 Broadway
 New York, New York 10036
Denver Investment Advisors LLC........     2,268,971               5.1%
 1225 17th Street, 26th Floor
 Denver, Colorado 80202
Victor M.G. Chaltiel..................       934,191               2.1%
Maris Andersons.......................           --                  *
Barry C. Cosgrove.....................        96,951                 *
Leonard W. Frie.......................       184,623                 *
Peter T. Grauer.......................        11,250                 *
John E. King..........................        36,020                 *
Regina E. Herzlinger..................        11,250                 *
Shaul G. Massry.......................        16,806                 *
All directors and executive officers
 as a group (8 persons)...............     1,291,091               2.9%

--------
  * Amount represents less than 1% of the Company's Common Stock.

(1) Represents 3,981,764 shares held by Putnam Investment Management, Inc. ("PIM") and 129,998 shares held by Putnam Advisory Company, Inc. ("PAC"). PIM and PAC are each registered investment advisors that are wholly-owned by Putnam Investments, Inc. The share amounts for PIM and PAC are based upon information contained in an amendment to Schedule 13G filed with the Commission on January 27, 1998. A subsequent amendment to that Schedule 13G filed on February 6, 1998 indicated that the holdings of PIM and PAC had increased to 4,914,799 and 191,601, respectively, bringing the number of shares beneficially owned by Putnam Investments, Inc. to 5,106,400, or 11% of the Company's Common Stock as of January 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Victor M.G. Chaltiel is Chairman of the Board, Chief Executive Officer, President and a Director of the Company. Pursuant to Mr. Chaltiel's employment agreement and the 1994 Plan, Mr. Chaltiel purchased 1,855,557 shares of Common Stock at $0.90 per share during the year ended May 31, 1995. Mr. Chaltiel paid $835,000 of the purchase price in cash, with the remainder being evidenced by a four-year promissory note bearing interest at the lesser of the prime rate or 8% per annum, which note is secured by a pledge of certain shares of stock of the Company owned by Mr. Chaltiel. In July 1995, the Board approved a one-year deferral of all scheduled principal and accrued interest payments under all outstanding promissory notes from officers of the Company, including this four-year promissory note. In September 1995, the Company and Mr. Chaltiel entered into an agreement pursuant to which Mr. Chaltiel purchased 1,477,778 shares of Common Stock upon exercise of options held by him. Mr. Chaltiel paid for such shares with a four-year promissory note for $1,330,000 bearing interest at the lesser of the prime rate or 8%. This note is subject to repayment, in part or in full, to the extent of the receipt of proceeds received by Mr. Chaltiel upon disposition of such shares of Common Stock, and Mr. Chaltiel pledged these shares as collateral for repayment of this note. The Company also agreed to advance Mr. Chaltiel funds of up to $1,521,520 principal amount in the aggregate relating to Mr. Chaltiel's tax liability in connection with the shares. Such loans are evidenced by two additional promissory notes executed by Mr. Chaltiel. The first note for $1,348,447 was executed concurrently with Mr. Chaltiel's exercise of his options in September 1995. The second note for $173,073 was executed as of April 15, 1996. Simultaneously with the execution of the agreement, Mr. Chaltiel and the Company entered into a Release and Pledge Agreement whereby the Company released 1,855,557 shares of Common Stock owned by Mr. Chaltiel from a previous pledge agreement and substituted the newly acquired 1,477,778 shares of Common Stock therefor.

  Certain of the Company's officers and employees have received loans from the Company in connection with the purchase of shares of Common Stock. All of the loans have similar terms. The loans bear interest at the lower of 8% or the prime rate, and are secured by all of the borrower's interests in Common Stock of the Company, including all vested stock options. When made, the loans had a four-year term and one quarter of the original principal amount thereof plus all accrued interest thereon had to be paid annually, subject to the limitation that the borrower was not required to make any payment that exceeded 50% of the after-tax proceeds of such borrower's bonus from the Company (based on maximum tax rates then in effect). To date, the Board has approved deferrals of all scheduled principal and accrued interest payments under all such loans. No other terms of the loans have been changed.

  As of December 31, 1997, Leonard W. Frie, Barry C. Cosgrove and John E. King had loans outstanding from the Company with principal amounts of $100,000, $70,000 and $25,000, respectively (with respect to Mr. Cosgrove, $50,000 was borrowed to purchase shares of Common Stock and $20,000 was borrowed for relocation costs). Victor M.G. Chaltiel had an outstanding loan of $835,000 prior to the addition in September 1995 of $2,678,447 pursuant to similar loans in connection with Mr. Chaltiel's exercise of options for 1,477,778 shares of Common Stock and related personal income tax obligations, as described above. These loans are secured by a pledge of 1,444,445 shares of Common Stock. Mr. Chaltiel received a similar loan from the Company on April 15, 1996, in the amount of $173,073, in connection with additional taxes associated with the exercise of such options.

  Maris Andersons, a Director of the Company, serves as a consultant to the Company. He has been granted options, vesting over four years, to purchase an aggregate of 101,972 shares of Common Stock in consideration for these services. As of December 31, 1997, Mr. Andersons has exercised 27,778 of said options leaving a balance of 74,194 options to purchase shares of Common Stock.

  Shaul G. Massry, a Director of the Company, serves as a consultant to the Company. In addition to certain compensation as a member of the Board, Dr. Massry receives $50,000 per year and has been granted options, vesting over four years, to purchase an aggregate of 44,722 shares of Common Stock in consideration for these services. As of December 31, 1997, Dr. Massry has exercised 11,110 of such options leaving a balance of 33,612 options to purchase shares of Common Stock.

  The Company, DLJ Merchant Banking Partners, L.P. ("DLJMBP"), certain members of management and NME Properties Corp. ("NME"), a wholly-owned subsidiary of Tenet, entered into a shareholders' agreement (as amended, the "Shareholders' Agreement") in August 1994 pursuant to which, among other provisions, DLJMBP had the right to nominate four of the five members of the Company's Board. Although this right has terminated, an affiliate of DLJMBP, Peter T. Grauer, continues to serve on the Company's Board. The Shareholders' Agreement further provides for certain registration rights and for restrictions on transfers of Common Stock, certain rights of first refusal in favor of DLJMBP in the event NME proposes to transfer shares of Common Stock and certain rights and obligations of NME to participate in transfers of shares by DLJMBP. DLJ and certain of its affiliates from time to time perform various investment banking and other services for the Company, for which the Company pays customary consideration.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)Documents filed as part of this Report:

    (1) Index to Financial Statements:

                                                                           PAGE
         Report of Independent Accountants of Price Waterhouse LLP         F-1
         Consolidated Balance Sheets as of December 31, 1996 and December
         31, 1997                                                          F-2
         Consolidated Statements of Income for year ended May 31, 1995, the seven months ended December 31, 1994 (unaudited) and
         December 31, 1995 and the years ended December 31, 1995
         (unaudited), December 31, 1996 and December 31, 1997              F-3
         Consolidated Statements of Stockholders' Equity for the year ended May 31, 1995, the seven months ended December 31, 1995 and
         the years ended December 31, 1996 and December 31, 1997           F-4
         Consolidated Statements of Cash Flows for year ended May 31,
         1995, the seven months ended December 31, 1994 (unaudited) and
         December 31, 1995 and the years ended December 31, 1995
         (unaudited), December 31, 1996 and December 31, 1997              F-5
         Notes to Consolidated Financial Statements                        F-6

    (2) Index to Financial Statement Schedules:

         Report of Independent Accountants on Financial Statement
         Schedule of Price Waterhouse LLP                                  S-1
         Schedule II--Valuation and Qualifying Accounts                    S-2

    (3)(a) Exhibits:

  3.1 Amended and Restated Certificate of Incorporation of the Company, dated
       December 4, 1995.@@
  3.2 Certificate of Amendment of Certificate of Incorporation of the Company, dated February 26, 1998.X
  3.3 Bylaws of the Company, dated October 6, 1995.+
  4.1 Shareholders Agreement, dated August 11, 1994 between DLJMB, DLJIP,
       DLJOP, DLJMBF, NME Properties, Continental Bank, as voting trustee, and the Company.##
  4.2 Agreement and Amendment, dated as of June 30, 1995, between DLJMBP,
       DLJIP, DLJOP, DLJMBF, DLJESC, Tenet, the Company, Victor M.G. Chaltiel, the Putnam Purchasers, the Crescent Purchasers and the Harvard
       Purchasers, relating to the Shareholders Agreement dated as of August
       11, 1994 between DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties,
       Continental Bank, as voting trustee, and the Company.##
 10.1 Credit Agreement by and among the Company, the Lenders party thereto, BNY
       Capital Markets, Inc. and Donaldson Lufkin & Jenrette Securities
       Corporation as Arrangers, DLJ Capital Funding, Inc. as Documentation
       Agent and The Bank of New York as Administrative Agent, dated as of
       October 11, 1996 (the "TRCH Credit Facility").@
 10.2 Guaranty by Total Renal Care, Inc. to The Bank of New York, as
       Administrative Agent, pursuant to the TRCH Credit Facility.@
 10.3 Subscription Agreement dated May 26, 1994 between DLJMB, DLJIP, DLJOP,
       DLJMBF, NME Properties, Tenet and the Company.#
 10.4 Services Agreement dated August 11, 1994 between the Company and Tenet.##

 10.5  Noncompetition Agreement dated August 11, 1994 between the Company and
        Tenet.##
 10.6 Employment Agreement dated as of August 11, 1994 by and between the Company and Victor M.G. Chaltiel (with forms of Promissory Note and
        Pledge and Stock Subscription Agreement attached as exhibits thereto)
        (the "Chaltiel Employment Agreement").##*
 10.7  Amendment to Chaltiel Employment Agreement, dated as of August 11,
        1994.##*
 10.8 Employment Agreement dated as of September 1, 1994 by and between the Company and Barry C. Cosgrove.##*
 10.9 Employment Agreement dated as of August 11, 1994 by and between the Company and Leonard W. Frie (the "Frie Employment Agreement").##*
 10.10 Amendment to Frie Employment Agreement, dated as of October 11, 1994.##*
 10.11 Employment Agreement dated as of September 1, 1994 by and between the Company and John E. King.##*
 10.12 First Amended and Restated 1994 Equity Compensation Plan (the "1994
        Plan") of the Company (with form of Promissory Note and Pledge attached as an exhibit thereto), dated August 5, 1994.##*
 10.13 Form of Stock Subscription Agreement relating to the 1994 Plan.##*
 10.14 Form of Purchased Shares Award Agreement relating to the 1994 Plan.##*
 10.15 Form of Nonqualified Stock Option relating to the 1994 Plan.##*
 10.16 1995 Equity Compensation Plan.+*
 10.17 Employee Stock Purchase Plan.+*
 10.18 Option Exercise and Bonus Agreement dated as of September 18, 1995 between the Company and Victor M.G. Chaltiel.+*
 10.19 1997 Equity Compensation Plan.**
 10.20 Revolving Credit Agreement, dated as of October 24, 1997, by and among the Company, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Union National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent (the "Revolving
        Credit Agreement").@@@
 10.21 Amendment No. 1 and Consent No. 1, dated as of December 1, 1997, to the
        Revolving Credit Agreement.@@@
 10.22 Term Loan Agreement, dated as of October 24, 1997, by and among the Company, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Union National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent (the "Term Loan
        Agreement").@@@
 10.23 First Amendment, dated December 1, 1997, to the Term Loan
        Agreement.@@@
 10.24 Subsidiary Guaranty (the "Subsidiary Guaranty") dated as of October 24,
        1997 by Total Renal Care, Inc., TRC West, Inc. and Total Renal Care
        Acquisition Corp. in favor of and for the benefit of The Bank of New
        York, as Collateral Agent, the lenders to the Revolving Credit
        Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers (as defined therein).@@@
 10.25 Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New York, as Collateral
        Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the
        Acknowledging Interest Rate Exchangers (as defined therein) and the
        Acknowledging Currency Exchangers (as defined therein).@@@

 10.26 Form of Subsidiary Pledge Agreement dated as of October 24, 1997 by
        Total Renal Care, Inc., TRC West, Inc. and Total Renal Care Acquisition
        Corp., and The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate
        Exchangers (as defined therein) and the Acknowledging Currency
        Exchangers (as defined therein).@@@
 10.27 Agreement and Plan of Merger dated as of November 18, 1997 by and among
        TRCH, Nevada Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of TRCH, and RTC.###
 10.28 Second Amendment, dated January 13, 1998, to the Term Loan Agreement.X
 10.29 Amendment No. 2 and Consent No. 2 to the Revolving Credit Agreement and
        First Amendment to the Subsidiary Guaranty dated February 17, 1998.X
 10.30 Third Amendment to the Term Loan Agreement and First Amendment to the
        Subsidiary Guaranty dated February 17, 1998.X
 10.31 Special Purpose Option Plan++
 10.32 Indenture, dated June 12, 1996 by RTC to PNC Bank including form of RTC
        Note (the "Indenture").***
 10.33 First Supplemental Indenture, dated as of February 27, 1998, among RTC,
        TRCH and PNC Bank under the Indenture.X
 10.34 Second Supplemental Indenture, dated as of March 31, 1998, among RTC,
        TRCH and PNC Bank under the Indenture.X
 10.35 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.X
 21    List of Subsidiaries of the Company.X
 23.1  Consent of Price Waterhouse LLP.X
 24    Powers of Attorney with respect to the Company (included on page II-1 hereof). X
 27    Financial Data Schedule.X

--------
  X Included in this filing.
  @ Filed on October 18, 1996 as an exhibit to the Company's Current Report on
    Form 8-K.
 @@ Filed on March 18, 1996 as an exhibit to the Company's Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
@@@ Filed on December 19, 1997 as an exhibit to the Company's Current Report on Form 8-K.
  + Filed on October 24, 1995 as an exhibit to Amendment No. 2 to the Company's
    Registration Statement on Form S-1 (Registration Statement No. 33-97618). ++ Filed on February 25, 1998 as an exhibit to the Company's Registration
    Statement on Form S-8 (Registration Statement No. 333-46887).
  # Filed on June 6, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-79770).
 ## Filed on August 29, 1995 as an exhibit to the Company's Form 10-K for the year ended May 31, 1995.
### Filed on December 19, 1997 as Annex A to the Company's Registration
    Statement on Form S-4 (Registration Statement No. 333-42653).
  * Management contract or executive compensation plan or arrangement.
 ** Filed on August 29, 1997 as an exhibit to the Company's Registration
    Statement on Form S-8 (Registration Statement No. 333-34695).
*** Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

  (b) Reports on Form 8-K:

    Current Report on Form 8-K, dated November 21, 1997, reporting under Item 5 the issuance by TRCH of a press release in connection with the Merger.

    Current Report on Form 8-K, dated December 19, 1997, reporting under Item 7: (i) the Audited Financial Statements of the Nephrology Services Business of Caremark International, Inc., (ii) the Audited Financial Statements of New West Dialysis, Inc., (iii) the Audited Combined Financial Statements of Southfield Dialysis Facility, P.C., North Oakland Dialysis Facility, P.C., Macomb Kidney Center, P.C., and Novi Kidney Center, P.C., (iv) Audited Financial Statements of Dialysis Care of North Carolina, (v) Audited Financial Statements of the Renal Dialysis Business of the Rogosin Institute, Inc. and (vi) certain Unaudited Pro Forma Financial Statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Total Renal Care Holdings, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Total Renal Care Holdings, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Seattle, Washington
February 16, 1998, except as to Note 17
which is as of March 30, 1998

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1996          1997
                      ASSETS
Cash and cash equivalents.......................... $ 19,881,000  $  5,400,000
Patient accounts receivable, less allowance for
 doubtful accounts of $7,911,000 and $11,892,000,
 respectively......................................   91,009,000   152,481,000
Receivable from Tenet..............................      347,000       534,000
Inventories........................................    6,045,000     8,743,000
Deferred income taxes..............................    3,233,000     6,146,000
Prepaid expenses and other current assets..........   10,771,000    12,746,000
                                                    ------------  ------------
    Total current assets...........................  131,286,000   186,050,000
Property and equipment, net........................   58,266,000   100,061,000
Notes receivable from related parties..............    1,919,000    11,344,000
Other long-term assets.............................    1,992,000     8,148,000
Intangible assets, net.............................  180,617,000   389,737,000
                                                    ------------  ------------
                                                    $374,080,000  $695,340,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable................................... $  9,818,000  $ 14,547,000
Employee compensation and benefits.................   12,360,000    15,987,000
Other accrued liabilities..........................    7,745,000     7,221,000
Current portion of long-term obligations...........    2,064,000     2,021,000
                                                    ------------  ------------
    Total current liabilities......................   31,987,000    39,776,000
                                                    ------------  ------------
Long-term debt.....................................  102,552,000   356,563,000
                                                    ------------  ------------
Deferred income taxes..............................    2,868,000     5,100,000
                                                    ------------  ------------
Other long-term liabilities........................      993,000     1,150,000
                                                    ------------  ------------
Minority interests.................................    4,714,000    19,079,000
                                                    ------------  ------------
Commitments and contingencies (Notes 8, 9 and 13)
Stockholders' equity
  Preferred stock, ($.001 par value; 5,000,000
   shares authorized; none issued or outstanding)..          --            --
  Common stock ($.001 par value; 195,000,000 shares
   authorized; 44,121,637 and 44,589,645 shares
   issued and outstanding).........................       44,000        45,000
  Additional paid-in capital.......................  255,879,000   261,810,000
  Notes receivable from stockholders...............   (2,827,000)   (3,030,000)
  Retained (deficit) earnings......................  (22,130,000)   14,847,000
                                                    ------------  ------------
    Total stockholders' equity.....................  230,966,000   273,672,000
                                                    ------------  ------------
                                                    $374,080,000  $695,340,000
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                         SEVEN MONTHS ENDED
                          YEAR ENDED        DECEMBER 31,                YEAR ENDED DECEMBER 31,
                            MAY 31,    ------------------------  ----------------------------------------
                             1995         1994         1995          1995          1996          1997
                                       (UNAUDITED)                (UNAUDITED)
Net operating revenues..  $98,968,000  $53,593,000  $89,711,000  $134,843,000  $272,947,000  $438,205,000
                          -----------  -----------  -----------  ------------  ------------  ------------
Operating expenses
 Facilities.............   65,583,000   36,012,000   57,406,000    86,977,000   183,987,000   292,495,000
 General and
  administrative........    9,115,000    4,916,000    7,645,000    11,844,000    19,267,000    29,832,000
 Provision for doubtful
  accounts..............    2,371,000    1,363,000    1,811,000     2,819,000     5,496,000     8,896,000
 Depreciation and
  amortization..........    4,740,000    2,586,000    4,383,000     6,537,000    15,368,000    27,124,000
                          -----------  -----------  -----------  ------------  ------------  ------------
 Total operating
  expenses..............   81,809,000   44,877,000   71,245,000   108,177,000   224,118,000   358,347,000
                          -----------  -----------  -----------  ------------  ------------  ------------
Operating income........   17,159,000    8,716,000   18,466,000    26,666,000    48,829,000    79,858,000
Interest expense, net of
 capitalized interest...   (7,447,000)  (3,378,000)  (6,291,000)  (10,117,000)   (7,052,000)  (15,678,000)
Interest income.........      244,000       78,000      707,000       873,000     1,877,000     2,440,000
                          -----------  -----------  -----------  ------------  ------------  ------------
 Income before income
  taxes, minority
  interests and
  extraordinary item....    9,956,000    5,416,000   12,882,000    17,422,000    43,654,000    66,620,000
Income taxes............    3,511,000    1,933,000    4,631,000     6,209,000    16,351,000    25,141,000
                          -----------  -----------  -----------  ------------  ------------  ------------
 Income before minority
  interests and
  extraordinary item....    6,445,000    3,483,000    8,251,000    11,213,000    27,303,000    41,479,000
Minority interests in
 income of consolidated
 subsidiaries...........    1,593,000      833,000    1,784,000     2,544,000     3,578,000     4,502,000
                          -----------  -----------  -----------  ------------  ------------  ------------
 Income before
  extraordinary item....    4,852,000    2,650,000    6,467,000     8,669,000    23,725,000    36,977,000
Extraordinary loss
 related to early
 extinguishment of debt,
 net of tax.............                              2,555,000     2,555,000     7,700,000
                          -----------  -----------  -----------  ------------  ------------  ------------
Net income..............  $ 4,852,000  $ 2,650,000  $ 3,912,000  $  6,114,000  $ 16,025,000  $ 36,977,000
                          ===========  ===========  ===========  ============  ============  ============
Earnings per common
 share:
 Net income before
  extraordinary item....  $      0.27  $      0.18  $      0.23  $       0.35  $       0.57  $       0.83
 Extraordinary loss.....                                  (0.09)        (0.10)        (0.19)
                          -----------  -----------  -----------  ------------  ------------  ------------
 Net income.............  $      0.27  $      0.18  $      0.14  $       0.25  $       0.38  $       0.83
                          ===========  ===========  ===========  ============  ============  ============
Weighted average number
 of common shares
 outstanding............   18,050,000   14,692,000   27,600,000    24,742,000    41,695,000    44,304,000
                          ===========  ===========  ===========  ============  ============  ============
Earnings per common
 share--assuming
 dilution:
 Net income before
  extraordinary item....  $      0.24  $      0.16  $      0.22  $       0.32  $       0.55  $       0.82
 Extraordinary loss.....                                  (0.09)        (0.09)        (0.18)
                          -----------  -----------  -----------  ------------  ------------  ------------
 Net income.............  $      0.24  $      0.16  $      0.13  $       0.23  $       0.37  $       0.82
                          ===========  ===========  ===========  ============  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............   19,834,000   16,456,000   29,707,000    26,912,000    42,988,000    45,302,000
                          ===========  ===========  ===========  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              NOTES
                             COMMON STOCK     ADDITIONAL    RECEIVABLE    RETAINED
                          ------------------   PAID-IN         FROM       EARNINGS
                            SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   (DEFICIT)      TOTAL
Balance at May 31,
 1994...................     111,112                                     $34,733,000  $ 34,733,000
Shares issued to Tenet..   4,888,890 $ 4,000                                                 4,000
Shares issued in change
 of control:
 DLJMB..................  11,666,667  12,000 $ 10,488,000                               10,500,000
 Employees..............   2,077,778   2,000    1,868,000  $  (995,000)                    875,000
Shares issued in
 offering...............   1,000,000   1,000      899,000                                  900,000
Stock issuance costs....                       (2,172,000)                              (2,172,000)
Dividend paid to Tenet:
 Cash...................                                                 (75,500,000)  (75,500,000)
 Intercompany
  receivable............                                                  (6,152,000)   (6,152,000)
Shares issued in
 acquisitions...........     495,773   1,000      445,000                                  446,000
Shares issued to
 employees and others...   1,275,420   1,000    1,147,000     (513,000)                    635,000
Net income..............                                                   4,852,000     4,852,000
                          ---------- ------- ------------  -----------   -----------  ------------
Balance at May 31,
 1995...................  21,515,640  21,000   12,675,000   (1,508,000)  (42,067,000)  (30,879,000)
Net proceeds from
 initial public
 offering...............  11,500,000  12,000   98,282,000                               98,294,000
Shares and options
 issued in
 acquisitions...........   1,238,033   1,000    5,334,000                                5,335,000
Shares issued to
 employees and others...      46,117               59,000      (13,000)                     46,000
Options exercised.......   1,744,443   2,000    1,564,000   (1,330,000)                    236,000
Conversion of
 mandatorily redeemable
 common stock...........   1,136,112   1,000    3,989,000                                3,990,000
Payments on notes
 receivable, net of
 interest accrued.......                                        78,000                      78,000
Income tax benefit
 related to stock
 options exercised......                        1,792,000                                1,792,000
Net income..............                                                   3,912,000     3,912,000
                          ---------- ------- ------------  -----------   -----------  ------------
Balance at December 31,
 1995...................  37,180,345  37,000  123,695,000   (2,773,000)  (38,155,000)   82,804,000
Net proceeds from stock
 offerings..............   6,666,667   7,000  128,311,000                              128,318,000
Shares issued in
 acquisitions...........     161,095            2,810,000                                2,810,000
Shares issued to
 employees and others...       1,883               15,000                                   15,000
Options exercised.......     111,647              110,000                                  110,000
Interest accrued on
 notes receivable, net
 of payments............                                       (54,000)                    (54,000)
Income tax benefit
 related to stock
 options exercised......                          938,000                                  938,000
Net income..............                                                  16,025,000    16,025,000
                          ---------- ------- ------------  -----------   -----------  ------------
Balance at December 31,
 1996...................  44,121,637  44,000  255,879,000   (2,827,000)  (22,130,000)  230,966,000
Shares issued in
 acquisitions...........      17,613              273,000                                  273,000
Shares issued to
 employees and others...     174,775            1,773,000                                1,773,000
Options exercised.......     275,620   1,000      711,000                                  712,000
Interest accrued on
 notes receivable, net
 of payments............                                      (203,000)                   (203,000)
Income tax benefit
 related to stock
 options exercised......                        3,174,000                                3,174,000
Net income..............                                                  36,977,000    36,977,000
                          ---------- ------- ------------  -----------   -----------  ------------
Balance at December 31,
 1997...................  44,589,645 $45,000 $261,810,000  $(3,030,000)  $14,847,000  $273,672,000
                          ========== ======= ============  ===========   ===========  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          SEVEN MONTHS ENDED
                          YEAR ENDED         DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                           MAY 31,     --------------------------  ------------------------------------------
                             1995          1994          1995          1995          1996           1997
                                       (UNAUDITED)                  (UNAUDITED)
Cash flows from
 operating activities
 Net income............  $  4,852,000  $  2,650,000  $  3,912,000  $  6,114,000  $  16,025,000  $  36,977,000
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Depreciation and
  amortization.........     4,740,000     2,586,000     4,383,000     6,537,000     15,368,000     27,124,000
 Extraordinary loss....                                 4,258,000     4,258,000     12,623,000
 Non-cash interest.....     6,947,000     3,274,000     5,228,000     8,901,000      4,396,000
 Deferred income
  taxes................      (716,000)       16,000      (469,000)     (726,000)       667,000       (681,000)
 Provision for doubtful
  accounts.............     2,371,000     1,363,000     1,811,000     2,819,000      5,496,000      8,896,000
 (Gain) loss on
  disposition of
  property and
  equipment............       (34,000)                   (144,000)     (146,000)       (20,000)        10,000
 Minority interests in
  income of
  consolidated
  subsidiaries.........     1,593,000       833,000     1,784,000     2,544,000      3,578,000      4,502,000
 Changes in operating
  assets and
  liabilities, net of
  effect of
  acquisitions:
  Accounts receivable..    (9,547,000)   (4,023,000)  (15,256,000)  (20,801,000)   (32,939,000)   (74,715,000)
  Inventories..........      (122,000)     (303,000)     (331,000)     (150,000)    (1,976,000)    (1,328,000)
  Prepaid expenses and
   other current
   assets..............      (856,000)     (261,000)     (134,000)     (532,000)    (7,638,000)     1,408,000
  Other long-term
   assets..............                                  (300,000)     (300,000)
  Accounts payable.....      (536,000)      728,000       205,000      (968,000)    (2,688,000)       447,000
  Employee compensation
   and benefits........     1,994,000         2,000      (622,000)    1,090,000      4,995,000      3,583,000
  Other accrued
   liabilities.........     4,383,000       544,000       461,000     4,182,000      1,096,000       (448,000)
  Income taxes
   payable.............                     465,000       277,000      (931,000)      (314,000)
  Other long-term
   liabilities.........                     107,000     1,214,000       916,000       (222,000)        13,000
                         ------------  ------------  ------------  ------------  -------------  -------------
   Net cash provided by
    operating
    activities.........    15,069,000     7,981,000     6,277,000    12,807,000     18,447,000      5,788,000
                         ------------  ------------  ------------  ------------  -------------  -------------
Cash flow from
 investing activities
 Purchases of property
  and equipment........    (3,835,000)     (860,000)   (3,748,000)   (6,880,000)   (25,464,000)   (36,878,000)
 Additions to
  intangible assets....      (358,000)     (159,000)     (972,000)   (1,167,000)    (7,530,000)   (23,268,000)
 Cash paid for
  acquisitions, net of
  cash acquired........   (22,476,000)   (5,722,000)  (28,303,000)  (45,056,000)  (138,202,000)  (200,624,000)
 Investment in other
  long-term assets ....                                  (972,000)     (972,000)       (46,000)    (2,935,000)
 Issuance of long-term
  notes receivable.....                                (1,379,000)   (1,379,000)      (540,000)   (12,502,000)
 Proceeds from
  disposition of
  property and
  equipment............        62,000        28,000       244,000       273,000        236,000         10,000
                         ------------  ------------  ------------  ------------  -------------  -------------
   Net cash used in
    investing
    activities.........   (26,607,000)   (6,713,000)  (35,130,000)  (55,181,000)  (171,546,000)  (276,197,000)
                         ------------  ------------  ------------  ------------  -------------  -------------
Cash flows from
 financing activities
 Advances from Tenet...     2,874,000     3,499,000
 Proceeds from issuance
  of note payable......                                   258,000       258,000        107,000        553,000
 Principal payments on
  long-term
  obligations..........      (367,000)      (11,000)     (880,000)   (1,238,000)      (918,000)   (15,551,000)
 Cash dividends paid to
  Tenet................   (75,500,000)  (75,500,000)
 Net proceeds from debt
  offering.............    66,841,000    66,140,000
 Cash paid to retire
  bonds................                               (31,912,000)  (31,912,000)   (68,499,000)
 Proceeds from bank
  credit facility......    13,253,000                  21,341,000    31,295,000    209,335,000    268,000,000
 Payment of bank credit
  facility.............    (4,000,000)                (31,625,000)  (31,625,000)  (124,335,000)
 Net proceeds from
  issuance of common
  stock................    10,742,000    10,810,000    98,941,000    98,965,000    128,443,000      2,485,000
 Income tax benefit
  related to stock
  options exercised....                                 1,792,000     1,792,000        938,000      3,174,000
 Cash received on notes
  receivable from
  stockholders.........                                   175,000       175,000        170,000         35,000
 Distributions to
  minority interests...    (1,708,000)     (723,000)   (1,102,000)   (2,087,000)    (2,442,000)    (2,768,000)
                         ------------  ------------  ------------  ------------  -------------  -------------
   Net cash provided by
    financing
    activities.........    12,135,000     4,215,000    56,988,000    65,623,000    142,799,000    255,928,000
                         ------------  ------------  ------------  ------------  -------------  -------------
Net increase (decrease)
 in cash...............       597,000     5,483,000    28,135,000    23,249,000    (10,300,000)   (14,481,000)
Cash and cash
 equivalents at
 beginning of period...     1,449,000     1,449,000     2,046,000     6,932,000     30,181,000     19,881,000
                         ------------  ------------  ------------  ------------  -------------  -------------
Cash and cash
 equivalents at end of
 period................  $  2,046,000  $  6,932,000  $ 30,181,000  $ 30,181,000  $  19,881,000  $   5,400,000
                         ============  ============  ============  ============  =============  =============

Supplemental cash flow information (Note 15)

          See accompanying notes to consolidated financial statements

                        TOTAL RENAL CARE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Total Renal Care Holdings, Inc. (the "Company") operates kidney dialysis facilities and provides related medical services in Medicare certified dialysis facilities in various geographic sectors of the United States, Puerto Rico, Europe and Guam.

  The Company was a wholly-owned subsidiary of Tenet Healthcare Corporation ("Tenet," formerly National Medical Enterprises, Inc.) until August 1994. In August 1994, the Company completed a public offering of senior subordinated notes and common stock, the proceeds of which were used to partially fund a dividend to Tenet. Immediately after payment of the dividend, Donaldson, Lufkin, Jenrette Merchant Banking Funding, Inc. and certain of its affiliates ("DLJMB") and certain members of management acquired newly issued common stock of the Company to effect a change in control of the Company. Although there was a change in control, the Company's accounts were not adjusted from their historical bases due to the significant continuing ownership interest of Tenet.

  On February 27, 1998, the Company completed its merger with Renal Treatment Centers, Inc. (the "Merger"). The Merger was treated as a pooling of interests for accounting purposes (see Note 17).

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

  During the years ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997, the Company received approximately 70%, 67%, 67% and 65%, respectively, of its dialysis revenues from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid amounted to $40,159,000 and $79,824,000 as of December 31, 1996, and 1997, respectively. Medicare historically pays approximately 80% of government established rates for services provided by the Company. The remaining 20% is typically paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

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

  In August 1993, the provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") became effective. The OBRA 93 provisions were originally interpreted by the Health Care Financing Administration ("HCFA") to modify the requirements that employer group health sponsored insurance plans (private payors)

                        TOTAL RENAL CARE HOLDINGS, INC.

be the primary payor for end-stage renal disease ("ESRD") patients who subsequently become dually entitled to Medicare benefits because of ESRD following initial eligibility under age or disability provisions. In July 1994, HCFA instructed the Medicare fiscal intermediaries to retroactively apply the provisions of OBRA 93 to August 10, 1993. In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries that it had misinterpreted the OBRA regulations and that Medicare would continue as the primary payor after dual eligibility was achieved under the ESRD provision. In January 1998, a permanent injunction was issued by a federal court preventing HCFA from retroactively applying its reinterpretation of the OBRA 93 regulations as unlawful retroactive rule-making. Accordingly, the Company has recognized as revenue payments from private payors in excess of the revenue previously recognized at lower rates which are attributable to such patients.

  As a Medicare and Medicaid provider, the Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. Due to heightened awareness of federal and state budgets, scrutiny is being placed on the health care industry, potentially subjecting the Company to regulatory investigation and changes in billing procedures.

  The provisions of the Kennedy-Kassebaum legislation issued January 1, 1997 may limit the Company's ability to pay for policy premiums for patients even with proven financial hardship. However, the Company believes that the bill did not intend to limit the Company's ability to pay premiums for insurance coverage to third-party or governmental payors. In the Fall of 1997, the Office of Inspector General of the HHS issued an advisory opinion which would allow the Company to make grants to a foundation that may provide for such premium payments on behalf of ESRD patients. In addition, legislation is currently pending which would permit the Company to pay premiums for insurance coverage for patients with proven financial hardship.

 Cash and cash equivalents

  Cash equivalents are highly liquid investments with original maturities of three months or less.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

 Property and equipment

  Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leaseholds and improvements, over the shorter of their estimated useful life or the lease term; and equipment, three to 15 years.

 Capitalized Interest

  The Company capitalizes interest associated with the costs of significant facility expansion and construction. Interest is capitalized by using an interest rate which is equal to the weighted average borrowing rate on the Company's long-term debt. Approximately $685,000 in interest expense was capitalized for the year ended December 31, 1997.

                        TOTAL RENAL CARE HOLDINGS, INC.

 Intangible assets

  Business acquisition costs allocated to patient lists are amortized over five to seven years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically seven to ten years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the debt using the effective interest method. Pre-opening and development costs, included in other intangible assets, are amortized over five years.

  The excess of aggregate purchase price over the fair value of net assets of businesses acquired is recorded as goodwill. Goodwill is amortized over 15 to 40 years using the straight-line method.

  The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows from operations of the underlying businesses. Adjustments are made if the sum of the expected future undiscounted net cash flows is less than book value. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

 Income taxes

  The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred income taxes for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to be recovered or settled.

  Following the change in control described above, the Company's results of operations were no longer included in Tenet's consolidated federal and applicable unitary state income tax returns. For financial reporting purposes, the provision for income taxes through August 11 of the first quarter of fiscal year 1995 was calculated as if the Company filed separate federal and state income tax returns.

 Minority interests

  Minority interests represent the proportionate equity interest of other partners and stockholders in the Company's consolidated entities which are not wholly owned. As of December 31, 1997, these included 29 active partnerships and corporations.

 Stock-based compensation

  During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This pronouncement requires the Company to elect to account for stock-based compensation on a fair value based model or an intrinsic value based model. The intrinsic value based model is currently used by the Company and is the accounting principle prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under this model, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. The fair value based model prescribed by SFAS 123 requires the Company to value stock-based compensation using an accepted valuation model. Compensation cost is measured at the grant date based on the value of the award and would be recognized over the service period which is usually the vesting period. SFAS 123 requires the Company to either reflect the results of the valuation in the consolidated financial statements or alternatively continue to apply the provisions of APB 25 and make appropriate disclosure of the impact of such valuation in the accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The Company has elected to continue to apply the provisions of APB 25 to their employee stock-based compensation plans and therefore has included the required disclosure of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method (see Note 10).

 Earnings per share and unaudited pro forma net income per share

  In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The Company adopted SFAS 128 in the fourth quarter of 1997, as required by this pronouncement. SFAS 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated by dividing net income before extraordinary items and net income by the weighted average number of shares of common stock outstanding. Accordingly, earnings per common share--assuming dilution includes the dilutive effects of stock options and warrants using the treasury stock method, in determining the weighted average number of shares of common stock outstanding. Earnings per share for all periods presented have been restated following the provisions of SFAS 128.


 Interest rate swap agreements

  The Company has entered into two interest rate swap agreements (see Note 8) as a means of managing its interest rate exposure. The Company has not entered these agreements for trading or speculative purposes. These agreements have the effect of converting the Company's line of credit obligation from a variable rate to a fixed rate. Net amounts paid or received are reflected as adjustments to interest expense. The counterparty to these agreements is a large international financial institution. These interest rate swap agreements subject the Company to financial risk that will vary during the life of the agreements in relation to the prevailing market interest rates. The Company is also exposed to credit loss in the event of non-performance by this counterparty. However, the Company does not anticipate non-performance by the other party, and no material loss is expected from non-performance by the counterparty.

 Financial instruments

  The Company's financial instruments consist primarily of cash, accounts receivable, notes receivable from related parties, accounts payable, employee compensation and benefits, and other accrued liabilities. These balances, as presented in the financial statements at December 31, 1996 and 1997, approximate their fair value. Borrowings under the Company's two credit facilities, of which $353,000,000 was outstanding as of December 31, 1997, reflect fair value as they are subject to fees and rates competitively determined in the marketplace. The fair value of the interest rate swap agreements are based on the present value of expected future cash flows from the agreement and was in a net payable position of $49,000 at December 31, 1997.

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

2. PROPERTY AND EQUIPMENT

  Property and equipment comprise the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1996          1997
   Land............................................. $   373,000  $    448,000
   Buildings........................................   3,978,000     4,275,000
   Leaseholds and improvements......................  25,463,000    49,089,000
   Equipment........................................  50,174,000    77,816,000
   Construction in progress.........................   4,638,000     7,352,000
                                                     -----------  ------------
                                                      84,626,000   138,980,000
   Less accumulated depreciation and amortization... (26,360,000)  (38,919,000)
                                                     -----------  ------------
                                                     $58,266,000  $100,061,000
                                                     ===========  ============

  Depreciation and amortization expense on property and equipment was $3,163,000, $2,326,000, $7,302,000 and $12,427,000 for the year ended May 31,
1995, the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

3. INTANGIBLE ASSETS

  A summary of intangible assets is as follows:

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
   Goodwill......................................... $152,122,000  $333,680,000
   Patient lists....................................   12,765,000    22,420,000
   Noncompetition agreements........................   22,978,000    39,156,000
   Deferred debt issuance costs.....................    4,488,000    18,037,000
   Other............................................    1,108,000     2,469,000
                                                     ------------  ------------
                                                      193,461,000   415,762,000
   Less accumulated amortization....................  (12,844,000)  (26,025,000)
                                                     ------------  ------------
                                                     $180,617,000  $389,737,000
                                                     ============  ============

  Amortization expense applicable to intangible assets was $1,577,000, $2,057,000, $8,066,000, and $14,697,000 for the year ended May 31, 1995, the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

                        TOTAL RENAL CARE HOLDINGS, INC.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

  Prepaid expenses and other current assets comprise the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1996        1997
   Supplier rebates and other non-trade receivables... $ 6,424,000 $ 9,664,000
   Prepaid income taxes...............................   2,708,000     649,000
   Prepaid expenses...................................   1,504,000   2,259,000
   Deposits...........................................     135,000     174,000
                                                       ----------- -----------
                                                       $10,771,000 $12,746,000
                                                       =========== ===========

5. NOTES RECEIVABLE FROM RELATED PARTIES

  During the year ended December 31, 1997 the Company entered into various agreements to provide funding for expansion to certain companies that provide renal dialysis or renal related services. These notes receivables are secured by the assets and operations of these companies. Approximately $9,205,000 was outstanding and included in notes receivable from related parties at December 31, 1997. Additionally, a note receivable from the Company's President was approximately $1,678,000 and $1,820,000 at December 31, 1996 and 1997,
respectively.

6. OTHER ACCRUED LIABILITIES

  Other accrued liabilities comprise the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1996       1997
   Customer refunds....................................... $6,068,000 $4,608,000
   Other..................................................  1,677,000  2,613,000
                                                           ---------- ----------
                                                           $7,745,000 $7,221,000
                                                           ========== ==========

7. INCOME TAXES

  The provision for income taxes consists of the following:

                                           SEVEN MONTHS  YEARS ENDED DECEMBER
                               YEAR ENDED     ENDED               31,
                                MAY 31,    DECEMBER 31, -----------------------
                                  1995         1995        1996        1997
   Current
     Federal.................. $3,275,000   $3,708,000  $12,803,000 $21,518,000
     State....................    952,000      954,000    2,881,000   4,304,000
   Deferred
     Federal..................   (555,000)       9,000      544,000    (567,000)
     State....................   (161,000)     (40,000)     123,000    (114,000)
                               ----------   ----------  ----------- -----------
                               $3,511,000   $4,631,000  $16,351,000 $25,141,000
                               ==========   ==========  =========== ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

  Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                         DECEMBER 31,
                                                    ------------------------
                                                       1996         1997
   Receivables, primarily allowance for doubtful
    accounts....................................... $ 2,724,000  $ 4,446,000
   Accrued vacation................................     831,000    1,717,000
   Deferred compensation...........................     107,000       67,000
                                                    -----------  -----------
     Gross deferred tax assets.....................   3,662,000    6,230,000
                                                    -----------  -----------
   Depreciation and amortization...................  (1,811,000)  (2,454,000)
   Intangible assets...............................  (1,173,000)  (2,713,000)
   Change in tax accounting method.................    (313,000)     (17,000)
                                                    -----------  -----------
     Gross deferred tax liabilities................  (3,297,000)  (5,184,000)
                                                    -----------  -----------
     Net deferred tax assets....................... $   365,000  $ 1,046,000
                                                    ===========  ===========

  The reconciliation between the Company's effective tax rate and the U.S. federal income tax rate on income is as follows:

                                                                    YEAR
                                                                    ENDED
                                                     SEVEN MONTHS DECEMBER
                                          YEAR ENDED    ENDED        31,
                                           MAY 31,   DECEMBER 31, -----------
                                             1995        1995     1996   1997
   Federal income tax rate..............     34.0%       35.0%    35.0%  35.0%
   State taxes, net of federal benefit..      5.9%        5.3%     4.7%   4.5%
   Nondeductible amortization of
    intangible assets...................      1.1%        1.1%     0.8%   0.6%
   Other................................      0.2%        0.1%     0.1%   0.1%
                                             ----        ----     ----   ----
   Effective tax rate...................     41.2%       41.5%    40.6%  40.2%
   Minority interests in partnerships...     (5.9%)      (5.5%)   (3.1%) (2.5%)
                                             ----        ----     ----   ----
   Effective tax rate before minority
    interests...........................     35.3%       36.0%    37.5%  37.7%
                                             ====        ====     ====   ====

8. LONG-TERM DEBT

  Long-term debt comprises:

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
   Credit facilities................................ $ 85,000,000  $353,000,000
   Acquisition obligations..........................   15,886,000     2,183,000
   Capital lease obligations (see Note 9)...........    3,122,000     2,509,000
   Other............................................      608,000       892,000
                                                     ------------  ------------
                                                      104,616,000   358,584,000
   Less current portion.............................   (2,064,000)   (2,021,000)
                                                     ------------  ------------
                                                     $102,552,000  $356,563,000
                                                     ============  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  Maturities of long-term debt for the years ending December 31 are as follows:

         1998........................................ $  2,021,000
         1999........................................    1,995,000
         2000........................................      612,000
         2001........................................      290,000
         2002........................................       88,000
         Thereafter..................................  353,578,000

 12% Senior Subordinated Discount Notes

  In August 1994, the Company completed a public offering consisting of units of 12% Senior Subordinated Discount Notes (the "Notes") and common stock. Aggregate proceeds from the offering were $71,294,000, of which $900,000 was allocated to the common stock, based upon the estimated value of the stock, and the remaining $70,394,000 to the Notes. The Notes had a stated maturity of August 15, 2004 with the first semi-annual cash interest payment commencing on February 15, 1998, at a rate of 12% per annum. Prior to February 15, 1998, interest was paid in kind through amortization of the discount. The discount was amortized using the effective interest rate of 12.39%.

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

 Credit Facilities

  On October 24, 1997, the Company expanded its existing $400 million revolving credit facility to an aggregate of $1,050,000,000 consisting of a seven-year $800 million revolving credit facility and a ten-year $250 million term facility. Under the $800 million revolving credit facility, up to $100,000,000 may be used in connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. Up to $75,000,000 of the available letters of credit or borrowings under the revolving senior credit facility may be utilized for foreign financing. In general, borrowings under the credit facilities bear interest at one of two floating rates selected by the Company:
(i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); or (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.75% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed upon, the Alternate Base Rate.

  Maximum borrowings under the $800 million revolving credit facility will be reduced by $75,000,000 on September 30, 2001, $125,000,000 on September 30,
2002, and another $200,000,000 on September 30, 2003, and the revolving credit facility terminates on September 30, 2004. Under the $250 million term facility, payments of $2,500,000 shall be made each consecutive year beginning on September 30, 1998 and continuing through September 30, 2006. The remaining balance of $227,500,000 is due on September 30, 2007 when the term facility terminates. The credit facilities contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. The Company is in compliance with all such covenants.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The Company and certain of its subsidiaries, including Total Renal Care, Inc. ("TRC"), TRC West, Inc., Total Renal Care Acquisition Corp., RTC, Renal Treatment Centers--Mid-Atlantic, Inc., Renal Treatment Centers--Northeast, Inc., Renal Treatment Centers--California, Inc., Renal Treatment Centers-- West, Inc. and Renal Treatment Centers--Southeast, Inc. (see Note 17), have guaranteed the Company's obligations under the credit facilities on a senior basis.

 Acquisition Obligations

  In conjunction with certain facility acquisitions, the Company issued three letters of credit. Two of these were released on April 1, 1997. The remaining letter of credit of $3,000,000 is being released to the seller in three annual principal installments of $1,000,000 commencing January 1997. The Company has also agreed to pay the seller interest at 6.5% on the outstanding principal. As of December 31, 1996 and 1997 the aggregate amount outstanding, including accrued interest, was $15,886,000 and $2,183,000, respectively.

 Interest Rate Swap Agreements

  On November 25, 1996, the Company entered into a seven-year interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1997 the total notional principal amount of this interest rate swap agreement was $100,000,000 and the effective interest rate thereon was 7.57%.

  On July 24, 1997, the Company entered into a ten-year interest rate swap agreement. At December 31, 1997 the total notional principal amount of this interest rate swap agreement was $200,000,000 and the effective interest rate thereon was 7.77%.

9. LEASES

  The Company leases the majority of its facilities under noncancelable operating leases expiring in various years through 2021. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. In the normal course of business, operating leases are generally renewed or replaced by other similar leases.

  Future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

         1998......................................... $14,808,000
         1999.........................................  13,000,000
         2000.........................................  11,890,000
         2001.........................................   9,626,000
         2002.........................................   8,774,000
         Thereafter...................................  39,969,000
                                                       -----------
         Total minimum lease payments................. $98,067,000
                                                       ===========

  Rental expense under all operating leases for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997 amounted to $3,323,000, $2,644,000, $9,054,000 and $14,599,000,
respectively.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The Company also leases certain equipment under capital lease agreements. Future minimum lease payments under capital leases for the years ending December 31 are as follows:

         1998......................................... $  978,000
         1999.........................................    906,000
         2000.........................................    564,000
         2001.........................................    245,000
         2002.........................................     28,000
         Thereafter...................................    176,000
                                                       ----------
                                                        2,897,000
         Less--Portion representing interest..........    388,000
                                                       ----------
         Total capital lease obligation, including
          current portion of
          $782,000.................................... $2,509,000
                                                       ==========

  The net book value of fixed assets under capital lease was $1,858,000 and $2,228,399 at December 31, 1996 and 1997, respectively. Capital lease obligations are included in long-term debt (see Note 8).

10. STOCKHOLDERS' EQUITY

 Public offerings of common stock

  On November 3, 1995, the Company completed an initial public offering of its common stock at an offering price of $9.30 per share. The Company received net proceeds of $98,294,000 after the deduction of underwriting discounts and commissions and other expenses. The Company used net proceeds of $62,912,000 to redeem outstanding notes and to repay outstanding borrowings. The remainder of the net proceeds was used for general corporate purposes, acquisitions, de novo facility developments and other capital expenditures.

  On April 3, 1996, and October 31, 1996 the Company completed equity offerings of its 13,416,667 and 4,166,667 shares of common stock, respectively; 5,833,333 and 833,334, respectively, of which were sold for the Company's account and 7,583,333 and 3,333,333 respectively, of which were sold by certain of the Company's stockholders. The net proceeds received by the Company of $109,968,000 and $18,350,000, respectively, were used to repay borrowings incurred under the Company's credit facilities in connection with acquisitions, to repurchase and subsequently retire its 12% senior subordinated debt, to finance other acquisitions and de novo developments and for working capital and other corporate purposes.

 Change in shares, stock splits and dividends

  In July 1994, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 1,000 shares to 35,000,000 shares and to reduce the par value of such stock from $1.00 per share to $0.001 per share. Concurrent with this change, the Board of Directors approved a 1,000-for-1 stock split. Shares held by Tenet were the only shares affected by this action. Following the split, Tenet purchased an additional 4,888,890 shares of common stock for $4,400.

  Immediately following the public offering of 12% senior subordinated debt in August 1994, the Company paid Tenet a dividend totaling $81,652,000. The dividend comprised $75,500,000 in cash and $6,152,000 in the forgiveness of Tenet's intercompany balance due the Company. Subsequently, the Company has not made, nor does it intend to make, dividends to its stockholders.

  During October 1995 the Company's directors authorized an increase in the authorized number of shares of common stock to 55,000,000, authorized 5,000,000 new shares of $0.001 par value preferred stock, and approved

                        TOTAL RENAL CARE HOLDINGS, INC.

a three-into-two reverse stock split of the Company's common stock. All information in these consolidated financial statements pertaining to shares of common stock and per share amounts have been restated to retroactively reflect the stock splits.

  On September 30, 1997 the Company announced a common stock dividend to all stockholders of record as of October 7, 1997, to be effective on October 20, 1997. Each stockholder received two additional shares of common stock for each three shares held. Fractional shares calculated as a result of the stock dividend were paid out in cash in the amount of approximately $14,000. As such, all share and per share amounts presented in the financial statements and related notes thereto have been retroactively restated to reflect this dividend which was accounted for as a stock split.

 Earnings per share

  The reconciliation of the numerators and denominators used to calculate earnings per share for all periods presented is as follows:

                                          SEVEN MONTHS ENDED                    YEAR ENDED
                                       -------------------------- ---------------------------------------
                          YEAR ENDED   DECEMBER 31,  DECEMBER 31, DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                         MAY 31, 1995      1994          1995         1995         1996          1997
                         ------------  ------------  ------------ ------------ ------------  ------------
                                       (UNAUDITED)                (UNAUDITED)
Net income:
 As reported............  $4,852,000    $2,650,000    $3,912,000   $6,114,000  $16,025,000   $36,977,000
                         ===========   ===========    ==========   ==========  ===========   ===========
Applicable common
 shares:
 Average outstanding
  during the period.....  18,125,000    14,822,000    27,728,000   24,864,000   41,825,000    44,429,000
 Average mandatorily
  redeemable common
  shares outstanding
  during the period.....     110,000
 Reduction in shares in
  connection with notes
  receivable from
  employees.............    (185,000)     (130,000)     (128,000)    (122,000)    (130,000)     (125,000)
                         -----------   -----------    ----------   ----------  -----------   -----------
Weighted average number
 of shares outstanding
 for use in computing
 earnings per share.....  18,050,000    14,692,000    27,600,000   24,742,000   41,695,000    44,304,000
 Outstanding stock
  options (based on the
  treasury stock
  method)...............   1,784,000     1,764,000     2,107,000    2,170,000    1,293,000       998,000
                         -----------   -----------    ----------   ----------  -----------   -----------
   Adjusted weighted
    average number of
    common and common
    share equivalent
    shares outstanding..  19,834,000    16,456,000    29,707,000   26,912,000   42,988,000    45,302,000
                         ===========   ===========    ==========   ==========  ===========   ===========
Earnings per common
 share..................       $0.27         $0.18         $0.14        $0.25        $0.38         $0.83
Earnings per common
 share-- assuming
 dilution...............       $0.24         $0.16         $0.13        $0.23        $0.37         $0.82

                        TOTAL RENAL CARE HOLDINGS, INC.

 Stock-Based Compensation Plans

  At December 31, 1997, the Company has four stock-based compensation plans, which are described below.

  1994 Stock Plan. In August 1994, the Company established the Total Renal Care Holdings, Inc. 1994 Equity Compensation Plan ("1994 Stock Plan") which provides for awards of nonqualified stock options to purchase common stock and other rights to purchase shares of common stock to certain employees, directors, consultants and facility medical directors of the Company.

  Under terms of the 1994 Stock Plan, the Company may grant awards for up to 8,474,078 shares of common stock. Original options granted generally vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event the Company meets certain performance criteria. In April 1996, the Company changed the vesting schedule for new options granted so that options vest over four years from the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years.

  Purchase rights to acquire 1,314,450 common shares for $.90-$3.60 per share were awarded to certain employees under the 1994 Stock Plan, the majority of which were granted in connection with the change in control. All such rights were exercised and the Company received notes for the uncollected portion of the purchase proceeds. The notes bear interest at the lesser of The Bank of New York's prime rate or 8%, are full recourse to the employees, and are secured by the employees' stock. The notes are repayable four years from the date of issuance, subject to certain prepayment requirements. At December 31, 1995, 1996 and 1997 the outstanding notes plus accrued interest totaled $378,000, $227,000, and $212,000 respectively.

  During the year ended May 31, 1995, 1,477,778 options to purchase common stock were issued to the Company's President. These options originally vested 50% over four years and 50% in the same manner as other options granted under the 1994 Stock Plan. In September 1995, the Board of Directors and stockholders agreed to accelerate the President's vesting period and all of the options became 100% vested. Pursuant to this action, the President exercised all of the stock options through issuance of a full recourse note of $1,330,000 bearing interest at the lesser of prime or 8%. Additionally, the President executed a full recourse note for $1,349,000 bearing interest at the lesser of prime or 8% per annum to meet his tax liability in connection with the stock option exercise. In April 1996, this note was increased by an additional $173,000. These notes are secured by other shares of company stock and mature in September 1999 or upon disposition of the common stock by the President.

  1995 Stock Plan. In November 1995, the Company established the Total Renal Care Holdings, Inc. 1995 Equity Incentive Plan ("1995 Stock Plan") which provides awards of stock options and the issuance of common shares subject to certain restrictions to certain employees, directors and other individuals providing services to the Company. There are 1,666,667 common shares reserved for issuance under the 1995 Stock Plan. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years, subject to certain restrictions. The Company generally issues awards with the exercise prices equal to the market price of the Company's stock on the date of grant.

  1997 Stock Plan. In July 1997, the Company established the Total Renal Care Holdings, Inc. 1997 Equity Compensation Plan ("1997 Stock Plan") which provides awards of stock options and the issuance of common shares subject to certain restrictions to certain employees, directors and other individuals providing services to the Company. There are 4,166,667 common shares reserved for issuance under the 1997 Stock Plan. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years. The Company generally issues awards with the exercise prices equal to the market price of the Company's stock on the date of grant.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the seven months ended December 31, 1995, year ended December 31, 1996, and year ended December 31, 1997, respectively: dividend yield of 0 percent for all periods; weighted average expected volatility of 40.5%, 36.35% and 35.12%; risk-free interest rates of 5.92%, 6.56% and 6.40% and expected lives of six years for all periods.

  A combined summary of the status of the 1994 Stock Plan, 1995 Stock Plan, and 1997 Stock Plan as of and for the seven months ended December 31, 1995 and years ended December 31, 1996 and 1997, is presented below:

                          SEVEN MONTHS ENDED       YEAR ENDED          YEAR ENDED
                           DECEMBER 31, 1995   DECEMBER 31, 1996    DECEMBER 31, 1997
                          -------------------- ------------------- --------------------
                                      WEIGHTED            WEIGHTED             WEIGHTED
                                      AVERAGE             AVERAGE              AVERAGE
                                      EXERCISE            EXERCISE             EXERCISE
                           OPTIONS     PRICE    OPTIONS    PRICE    OPTIONS     PRICE
Outstanding at beginning
 of period..............   2,863,890   $0.90   1,441,685   $ 1.91   3,118,394   $13.82
Granted.................     322,238    5.41   1,818,913    22.28   3,931,080    19.74
Exercised...............  (1,744,443)   0.90    (111,647)    0.92    (275,620)    3.96
Forfeited...............                         (30,557)    2.43  (1,734,016)   22.46
                          ----------   -----   ---------   ------  ----------   ------
Outstanding at end of
 year...................   1,441,685   $1.91   3,118,394   $13.82   5,039,838   $16.01
                          ==========   =====   =========   ======  ==========   ======
Options exercisable at
 year end...............     351,855             663,007              797,474
Weighted-average fair
 value of options
 granted during the
 year...................  $     3.17           $   10.52           $     9.15

  Forfeitures and grants include the effects of modifications to the terms of awards as if the original award was repurchased and exchanged for a new award of greater value. On April 24, 1997, 1,649,735 shares were cancelled and reawarded at the market price as of that date. The new awards vest annually over 3 years on the anniversary date of the new award.

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
               ----------------------------------------- ------------------------
  RANGE OF               WEIGHTED-AVERAGE   WEIGHTED-               WEIGHTED-
  EXERCISE                  REMAINING        AVERAGE             AVERAGE EXERCISE
   PRICES       OPTIONS  CONTRACTUAL LIFE EXERCISE PRICE OPTIONS      PRICE
$ 0.01-$ 5.00    950,917    6.8 years         $ 1.15     666,411      $1.08
$ 5.01-$10.00     19,735    7.0 years           5.44      10,531       5.47
$10.01-$15.00     13,890    7.8 years          11.82       7,230      11.82
$15.01-$20.00  3,561,952    8.8 years          18.64      99,969      17.49
$20.01-$25.00    100,002    9.3 years          22.07       2,083      20.73
$25.01-$30.00    300,283    9.6 years          26.20      11,250      28.43
$30.01-$35.00     93,059    9.8 years          30.79
-------------  ---------    ---------         ------     -------      -----
$ 0.01-$35.00  5,039,838    8.5 years         $16.01     797,474      $3.73
=============  =========    =========         ======     =======      =====

  Stock Purchase Plan. In November 1995, the Company established the Total Renal Care Holdings, Inc. Employees Stock Purchase Plan (the "Stock Purchase Plan") which entitles qualifying employees to purchase up to $25,000 of common stock during each calendar year. The amounts used to purchase stock are typically accumulated through payroll withholdings and through an optional lump sum payment made in advance of the first day of the purchase right period. The Stock Purchase Plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Except for the initial purchase right period, which began on

                        TOTAL RENAL CARE HOLDINGS, INC.

November 3, 1995 (the date of completion of the initial public offering, and ended on December 31, 1996), each purchase right period begins on January 1 or July 1, as selected by the employee and ends on December 31. Payroll withholdings related to the Stock Purchase Plan, included in accrued employee compensation and benefits, were $1,790,000 and $1,120,307 at December 31, 1996 and 1997 respectively. Subsequent to December 31, 1996 and December 31, 1997, 174,775 and 49,060 shares, respectively were issued to satisfy the Company's obligations under the Plan.

  For the November 1995 and July 1996 purchase right periods the fair value of the employees' purchase rights were estimated on the beginning date of the purchase right period using the Black-Scholes model with the following assumptions for grants on November 3, 1995 and July 1, 1996, respectively: dividend yield of 0 percent for both periods; expected volatility of 36.6 percent for both periods; risk-free interest rate of 5.5 and 6.6 percent and expected lives of 1.2 and 0.5 years. Using these assumptions, the weighted-average fair value of purchase rights granted on November 3, 1995 and July 1, 1996 is $2.86 and $7.37, respectively.

  The fair value of the January 1, 1997 and July 1, 1997 purchase right period were not estimated at December 31, 1997 because of the employee's ability to withdraw from participation through December 31.

  Pro forma net income and earnings per share. The Company applied APB 25 and related interpretations in accounting for all of its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          SEVEN MONTHS YEAR ENDED   YEAR ENDED
                                             ENDED      DECEMBER     DECEMBER
                                          DECEMBER 31,     31,          31,
                                              1995        1996         1997
   Income before extraordinary item......  $6,159,000  $20,480,000  $32,210,000
   Extraordinary loss related to early
    extinguishment
    of debt, net of tax..................   2,555,000    7,700,000
                                           ----------  -----------  -----------
     Net income..........................  $3,604,000  $12,780,000  $32,210,000
                                           ==========  ===========  ===========
   Earnings per common share:
     Income before extraordinary item....  $     0.22  $      0.49  $      0.73
     Extraordinary loss..................       (0.09)       (0.18)
                                           ----------  -----------  -----------
     Net income..........................  $     0.13  $      0.31  $      0.73
                                           ==========  ===========  ===========
   Weighted average number of common
    shares outstanding...................  27,600,000   41,695,000   44,304,000
                                           ==========  ===========  ===========
   Earnings per common share-assuming
    dilution:
     Income before extraordinary item....  $     0.22  $      0.49  $      0.73
     Extraordinary loss..................       (0.09)      ( 0.18)
                                           ----------  -----------  -----------
     Net income..........................  $     0.13  $      0.31  $      0.73
                                           ==========  ===========  ===========
   Weighted average number of common
    shares and equivalents outstanding--
    assuming dilution....................  28,167,000   41,695,000   44,304,000
                                           ==========  ===========  ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

 Stock issued to employees outside of plans

  In connection with the change in control, the Company awarded its Chief Executive Officer and Chief Operating Officer rights to purchase 1,855,555 and 222,222 common shares, respectively, at a purchase price of $.90 per share. These rights were awarded outside of the 1994 Stock Plan in connection with the respective employment agreements. All such purchase rights were made and the Company received notes totaling $935,000 for the uncollected portion of the purchase proceeds. The notes bear terms similar to those issued in connection with the 1994 Stock Plan.

11. TRANSACTIONS WITH RELATED PARTIES

  The Company provides dialysis services to Tenet hospital patients under agreements with terms of one to three years. The contract terms are comparable to contracts with unrelated third parties. Included in the receivable from Tenet are amounts related to these services of $347,000 and $534,000 at December 31, 1996 and 1997, respectively. Net operating revenues received from Tenet for these services were $2,130,000, $1,332,000, $2,260,000 and
$2,640,000 for the year ended May 31, 1995, the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

  Prior to October 1994, company employees were eligible to participate in the Tenet Retirement Savings Plan, a defined contribution retirement plan, covering substantially all full-time employees, whereby employees' contributions to the plan were matched by the Company up to certain limits. Defined contributions made by the Company for the year ended May 31, 1995 amounted to $152,000.

  Prior to December 1994, the Company was insured for employee health coverage and a substantial portion of workers' compensation through self-insurance programs administered by Tenet. Additionally, all professional and general liability risks were insured by a wholly owned subsidiary of Tenet. The Company has no liability for employee health coverage claims incurred prior to December 31, 1994 or workers' compensation claims prior to August 11, 1994. Insurance expense under these programs amounted to $1,409,000 for year ended May 31, 1995.

 DLJMB

  An affiliate of DLJMB was the underwriter for a public debt offering of units, comprising 12% Senior Subordinated Discount Notes and common stock, and DLJMB participated in the change in control transaction in which DLJMB and certain employees acquired 74% of the Company. Fees for these transactions were $2,496,000 and $1,160,000, respectively. During the seven months ended December 31, 1995 and the year ended December 31, 1996 an affiliate of DLJMB also was one of several underwriters for the initial public offering of common stock as well as the two additional public stock offerings in which the Company issued 11,500,000, 11,666,667 and 833,334 shares, respectively. Fees for these transactions to DLJMB or its affiliates were $7,245,000, $5,075,000, and $780,000, respectively.

  On August 12, 1997, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 4,325,873 shares of common stock to be offered by affiliates of DLJ Merchant Banking Partners, L.P. ("DLJMB"), as well as certain officers of the Company. Of the shares sold, 3,673,723 were offered by DLJ Merchant Banking affiliates, representing their entire remaining interest in the Company. Donaldson, Lufkin & Jenrette Securities Corporation was the sole underwriter of the offering. The Company did not receive any of the proceeds from the sale of shares being sold by the selling stockholders. Effective with the August 1997 public offering of common stock, DLJMB and its affiliates are no longer considered a related party.

                        TOTAL RENAL CARE HOLDINGS, INC.

12. EMPLOYEE BENEFIT PLAN

  The Company has a savings plan (the "Plan") for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code ("IRC"). The Plan provides for employees to contribute from 1% to 15% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company, in its sole discretion, may make a contribution under the Plan each fiscal year as determined by the Board of Directors. This contribution was allocated for the year ended May 31, 1995 to each participant not eligible for participation in the 1994 Stock Plan (see
Note 10) in proportion to the compensation paid during the year and the length of employment for each of the participants. For the year ended May 31, 1995, the Company accrued contributions under the Plan in the amount of $200,000. The Company did not make any contributions subsequent to May 31, 1995.

13. CONTINGENCIES

  The Company's laboratory subsidiary is presently the subject of a Medicare carrier review. The carrier has requested certain medical and billing records for certain patients and the Company has provided the requested records. The carrier has not informed the Company of the reason for or the exact nature or scope of this review.

  The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

14. ACQUISITIONS

  Beginning in August 1994, the Company implemented an acquisition strategy which through December 31, 1997 has resulted in the acquisition of 135 facilities providing services to ESRD patients, 99 programs providing acute hospital in-patient dialysis services, two laboratories, a vascular access management company and a clinical research company specializing in renal and renal related services. In addition, during this period the Company developed 25 de novo facilities, entered into a management contract covering an additional two unaffiliated facilities and purchased the minority interest at one of its existing facilities. The following is a summary of acquisitions activity:

                                             SEVEN
                                            MONTHS
                                             ENDED
                              YEAR ENDED   DECEMBER    YEAR ENDED DECEMBER 31,
                                MAY 31,       31,     -------------------------
                                 1995        1995         1996         1997
Number of facilities
 acquired...................           15          12           57           51
Number of common shares
 issued.....................      495,773   1,238,033      102,645       17,613
Numbers of mandatorily
 redeemable shares issued...    1,136,112
Number of common stock
 options issued.............                   66,667
Estimated fair value of
 common shares issued.......  $   446,000 $ 5,284,000 $  1,830,000 $    273,000
Estimated fair value of
 mandatorily redeemable
 shares issued..............    3,990,000
Estimated fair value of
 common stock options
 issued.....................                   51,000
Payable to former owners of
 acquired facility..........                1,243,000
Acquisition obligations (see
 Note 8)....................                            15,886,000
Cash paid...................   23,007,000  28,303,000  138,202,000  200,624,000
                              ----------- ----------- ------------ ------------
Aggregate purchase price....  $27,443,000 $34,881,000 $155,918,000 $200,897,000
                              =========== =========== ============ ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  All of the acquisitions were accounted for as purchases and, accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market value are preliminary and subject to adjustment during the first year following the acquisition. The results of operations of the facilities and laboratories have been included in the Company's financial statements from their respective acquisition dates. These initial allocations were as follows:

                                           SEVEN
                                          MONTHS
                                           ENDED
                           YEAR ENDED    DECEMBER    YEARS ENDED DECEMBER 31,
                             MAY 31,        31,      --------------------------
                              1995         1995          1996          1997
Identified intangibles.... $ 4,807,000  $ 8,063,000  $ 20,695,000  $ 25,570,000
Goodwill..................  18,782,000   24,700,000   102,608,000   170,477,000
Tangible assets...........   6,845,000    6,798,000    41,100,000    19,859,000
Liabilities assumed.......  (2,991,000)  (4,680,000)   (8,485,000)  (15,009,000)
                           -----------  -----------  ------------  ------------
  Total purchase price.... $27,443,000  $34,881,000  $155,918,000  $200,897,000
                           ===========  ===========  ============  ============

  The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

                                                      YEAR ENDED   YEAR ENDED
                                                     DECEMBER 31, DECEMBER 31,
                                                         1996         1997
                                                     (UNAUDITED)  (UNAUDITED)
Net revenues........................................ $401,541,000 $520,092,000
Net income before extraordinary items............... $ 17,000,000 $ 39,810,000
Pro forma net income per share before extraordinary
 items.............................................. $       0.59 $       0.90
Pro forma net income per share before extraordinary
 items--assuming dilution........................... $       0.57 $       0.88

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

  Subsequent to December 31, 1997, the Company entered into 13 agreements to acquire additional facilities of which seven have been consummated and six are expected to close imminently. The aggregate purchase price is approximately $140 million. The composition of the final purchase price is expected to be cash and proceeds from the Company's credit facilities, however, a portion of the purchase price may consist of issuance of the Company's common stock. The Company is actively pursuing additional acquisitions on which letters of intent had not been signed as of the date of these financial statements.

  Additionally, as described in Note 17, subsequent to December 31, 1997, the Company merged with another provider of dialysis services.

                        TOTAL RENAL CARE HOLDINGS, INC.

15. SUPPLEMENTAL CASH FLOW INFORMATION

  The table below provides supplemental cash flow information:

                                          SEVEN MONTHS
                               YEAR ENDED    ENDED     YEAR ENDED   YEAR ENDED
                                MAY 31,   DECEMBER 31,  DECEMBER   DECEMBER 31,
                                  1995        1995      31, 1996       1997
Cash paid for:
 Income taxes................. $4,112,000  $  957,000  $12,871,000 $20,364,000
 Interest, net of capitalized
  interest....................    256,000   1,063,000    2,120,000  13,511,000
Noncash investing and
 financing activities:
 Notes receivable for issuance
  of common stock.............  1,508,000   1,330,000
 Dividend of Tenet
  intercompany receivable.....  6,152,000
 Estimated value of stock and
  options issued in
  acquisitions................  4,436,000   5,335,000    2,810,000     273,000
 Fixed assets acquired under
  capital lease obligations...              1,483,000    1,117,000     530,000
 Contribution to
  partnerships................              1,111,000      430,000   2,318,000

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summary unaudited quarterly financial data for the years ended December 31, 1996 and 1997 from the Company's filings on Form 10-Q is as follows (in thousands, except per share amounts):

                          MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                            1996      1996       1996          1996       1997      1997       1997          1997
Net operating revenues..   $50,237  $64,583     $73,333      $84,794     $89,030  $104,752   $113,668      $130,755
Operating income........     9,551   11,556      13,126       14,596      16,041    18,709     20,997        24,111
Income before
 extraordinary item ....     4,276    5,726       6,536        7,187       7,825     8,866      9,870        10,416
Net income (loss).......     4,276    5,726      (1,164)       7,187       7,825     8,866      9,870        10,416
Earning (loss) per
 common share:
 Income before
  extraordinary item per
  share.................      0.12     0.13        0.15         0.16        0.18      0.20       0.22          0.23
 Extraordinary loss.....      0.00     0.00       (0.17)        0.00        0.00      0.00       0.00          0.00
 Net income (loss) per
  share ................      0.12     0.13       (0.02)        0.16        0.18      0.20       0.22          0.23
Earnings (loss) per
 common share-- assuming
 dilution:..............
 Income before
  extraordinary item per
  share.................      0.11     0.13        0.15         0.16        0.17      0.20       0.22          0.23
 Extraordinary loss.....      0.00     0.00       (0.17)        0.00        0.00      0.00       0.00          0.00
 Net income (loss) per
  share.................      0.11     0.13       (0.02)        0.16        0.17      0.20       0.22          0.23

                        TOTAL RENAL CARE HOLDINGS, INC.

17. SUBSEQUENT EVENTS

  On February 27, 1998 the Company acquired Renal Treatment Centers, Inc. ("RTC"), with headquarters in Berwyn, Pennsylvania ("Merger"). In connection with the Merger, the Company issued 34,565,729 shares of its common stock in exchange for all of the outstanding shares of RTC common stock. RTC shareholders received 1.335 shares of the Company's common stock for each share of RTC common stock that they owned. The Company also issued 2,156,424 options in substitution for previously outstanding RTC stock options, including 1,662,354 of the vested options that were exercised on the merger date or shortly thereafter. In addition, the Company guaranteed $125,000,000 of RTC's 5 5/8% subordinated convertible notes. As a result of this transaction, the Board and the Company's stockholders authorized an additional 140,000,000 shares of common stock. The Merger will be accounted for as a pooling of interests and as such, the consolidated financial statements will be restated to include RTC for all periods presented.

  The following unaudited pro forma combined condensed balance sheet presents the combined financial position of the Company and RTC as of December 31, 1997, and the following unaudited pro forma combined condensed statements of operations present the results of operations for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997, in each case as previously announced by the Company and by RTC, respectively. The Company is reviewing the financial statements of RTC and has determined that the accounts receivable and certain other accounts recorded by RTC as of December 31, 1997 were overstated by an aggregate amount estimated to be between $25 million and $30 million. The Company has determined that at least some, and perhaps all, of such noncash charges will be recorded in 1997. This will require a revision of RTC's previously announced results of operations for 1997. Whether any portion of such noncash charges will be recorded in prior years has not yet been determined. The following unaudited pro forma combined condensed financial statements should be read in light of the uncertainty resulting from such review and preliminary determination. In addition, as with any pro forma financial statements, these unaudited pro forma combined condensed financial statements may not be indicative of the results to be expected in the future and do not reflect any changes in the operations of either the Company or RTC which may result from the combination of their operations or the significant one-time merger related costs which will be recorded in early 1998.

  The following unaudited pro forma combined condensed financial statements combine the Company's balance sheet as of December 31, 1997 and the results of operations for the twelve months ended December 31, 1997 and 1996, the seven month period ended December 31, 1995 and the twelve months ended May 31, 1995 with RTC's balance sheet as of December 31, 1997 and the results of operations for the twelve months ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the twelve months ended December 31, 1994, respectively.

            PRO FORMA COMBINED CONDENSED BALANCE SHEET (UNAUDITED)
                               DECEMBER 31, 1997

                                                        MERGER          PRO FORMA
                             TRCH          RTC        ADJUSTMENTS        COMBINED
Cash and cash
 equivalents............  $  5,400,000  $  1,565,000                  $    6,965,000
Accounts receivable,
 net....................   152,481,000   124,564,000                     277,045,000
Other current assets....    28,169,000    13,929,000                      42,098,000
                          ------------  ------------  -----------     --------------
  Total current assets..   186,050,000   140,058,000                     326,108,000
Property and equipment,
 net....................   100,061,000    72,604,000                     172,665,000
Intangible assets, net..   389,737,000   382,744,000                     772,481,000
Other assets............    19,492,000    12,046,000  $(2,600,000)(2)     28,938,000
                          ------------  ------------  -----------     --------------
  Total assets..........  $695,340,000  $607,452,000  $(2,600,000)    $1,300,192,000
                          ============  ============  ===========     ==============
Current liabilities.....  $ 39,776,000  $ 65,126,000                  $  104,902,000
Long term debt..........   356,563,000   367,358,000                     723,921,000
Other long-term
 liabilities............     6,250,000                $(2,600,000)(2)      3,650,000
Minority interests......    19,079,000                                    19,079,000
Common stock............        45,000       251,000     (218,000)(1)         78,000
Addition paid-in
 capital................   261,810,000    96,852,000     (170,000)(1)    358,492,000
Notes receivable from
 stockholders...........    (3,030,000)                                   (3,030,000)
Retained earnings.......    14,847,000    78,253,000                      93,100,000
Treasury stock..........                    (388,000)     388,000 (1)
                          ------------  ------------  -----------     --------------
  Total stockholders'
   equity...............   273,672,000   174,968,000                     448,640,000
                          ------------  ------------  -----------     --------------
  Total liabilities and
   stockholders'
   equity...............  $695,340,000  $607,452,000  $(2,600,000)    $1,300,192,000
                          ============  ============  ===========     ==============

--------
(1) The unaudited pro forma combined condensed balance sheet gives effect to the proposed merger of TRCH and RTC by combining the respective balance sheets of the two companies as of December 31, 1997 on a pooling of interests basis. As shown above, the capital accounts have been adjusted as if 33,450,808 shares of common stock of TRCH (survivor) were issued in exchange for all of the outstanding shares of RTC. The difference between par value of RTC shares received in exchange and the par value of TRCH's shares issued has been charged to additional paid capital.

(2) For purposes of the unaudited pro forma combined condensed balance sheet, RTC's long term deferred tax asset from domestic operations is offset against the Company's long term deferred tax liability.

                        TOTAL RENAL CARE HOLDINGS, INC.

        PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                          SEVEN MONTHS
                              YEAR ENDED     ENDED     YEARS ENDED DECEMBER 31,
                               MAY 31,      DEC. 31,   -------------------------
                                 1995         1995         1996         1997
Net operating revenues
  TRCH.....................  $ 98,968,000 $ 89,711,000 $272,947,000 $438,205,000
  RTC......................   115,457,000   86,752,000  235,397,000  332,939,000
                             ------------ ------------ ------------ ------------
                             $214,425,000 $176,463,000 $508,344,000 $771,144,000
                             ============ ============ ============ ============
Net income before
 extraordinary item
  TRCH.....................  $  4,852,000 $  6,467,000 $ 23,725,000 $ 36,977,000
  RTC......................    10,051,000    8,254,000   19,290,000   29,251,000
                             ------------ ------------ ------------ ------------
                              $14,903,000 $ 14,721,000 $ 43,015,000 $ 66,228,000
                             ============ ============ ============ ============
Net income after
 extraordinary item
  TRCH.....................  $  4,852,000 $  3,912,000 $ 16,025,000 $ 36,977,000
  RTC......................    10,051,000    8,254,000   19,290,000   29,251,000
                             ------------ ------------ ------------ ------------
                              $14,903,000 $ 12,166,000 $ 35,315,000 $ 66,228,000
                             ============ ============ ============ ============
Earnings per common share
  Income before
   extraordinary item......  $       0.33 $       0.26 $       0.58 $       0.85
                             ============ ============ ============ ============
  Net Income...............  $       0.33 $       0.22 $       0.48 $       0.85
                             ============ ============ ============ ============
  Weighted average number
   of common shares
   outstanding.............    45,539,000   56,465,000   74,042,000   77,524,000
                             ============ ============ ============ ============
Earnings per common share--
 assuming dilution
  Income before
   extraordinary item......  $       0.31 $       0.25 $       0.56 $       0.83
                             ============ ============ ============ ============
  Net income...............  $       0.31 $       0.20 $       0.46 $       0.83
                             ============ ============ ============ ============
  Weighted average number
   of common shares and
   equivalents
   outstanding--assuming
   dilution................    48,087,000   60,049,000   77,225,000   79,975,000
                             ============ ============ ============ ============

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the 30th day of March, 1998.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                               /s/ Victor M.G. Chaltiel
                                          By: _________________________________
                                                  Victor M.G. Chaltiel
                                                 Chairman of the Board,
                                               Chief Executive Officer and
                                                        President

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor M.G. Chaltiel, Barry C. Cosgrove and John E. King, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name or for her and in her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
    /s/ Victor M.G. Chaltiel         Chairman of the Board, Chief  March 30, 1998
____________________________________ Executive Officer, President
        Victor M.G. Chaltiel         and Director (Principal
                                     Executive Officer)

        /s/ John E. King             Vice President and Chief      March 30, 1998
____________________________________ Financial Officer (Principal
            John E. King             Financial Officer and
                                     Principal Accounting
                                     Officer)

      /s/ Maris Andersons            Director                      March 30, 1998
____________________________________
          Maris Andersons

      /s/ Peter T. Grauer            Director                      March 30, 1998
____________________________________
          Peter T. Grauer

    /s/ Regina E. Herzlinger         Director                      March 30, 1998
____________________________________
        Regina E. Herzlinger

      /s/ Shaul G. Massry            Director                      March 30, 1998
____________________________________
          Shaul G. Massry

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audit of the consolidated financial statements referred to in our report dated February 16, 1998, except as to Note 17 which is as of March 30, 1998, appearing on page F-1 of this Annual Report on Form 10-K also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997 set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Seattle, Washington
February 16, 1998

                        TOTAL RENAL CARE HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          ADDITIONS       DEDUCTIONS
                                    --------------------- ----------
                         BALANCE AT  AMOUNTS   BALANCE OF  AMOUNTS   BALANCE AT
                         BEGINNING  CHARGED TO COMPANIES   WRITTEN       END
      DESCRIPTION         OF YEAR     INCOME    ACQUIRED     OFF       OF YEAR
Allowance for doubtful
 accounts:
Year ended May 31,
 1995................... $1,927,000 $2,371,000 $1,203,000 $1,067,000 $ 4,434,000
Seven months
 ended December 31,
  1995..................  4,434,000  1,811,000    541,000  1,118,000   5,668,000
Year ended December 31,
 1996...................  5,668,000  5,496,000  1,896,000  5,149,000   7,911,000
Year ended December 31,
 1997...................  7,911,000  8,896,000    101,000  5,016,000  11,892,000

                                 EXHIBIT INDEX

  (3)(a) Exhibits:

 EXHIBIT                                                                  PAGE
 NUMBER                           DESCRIPTION                            NUMBER
   3.1   Amended and Restated Certificate of Incorporation of the
          Company, dated December 4, 1995.@@
   3.2   Certificate of Amendment of Certificate of Incorporation of
          the Company, dated February 26, 1998.X
   3.3   Bylaws of the Company, dated October 6, 1995.+
   4.1   Shareholders Agreement, dated August 11, 1994 between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Continental Bank, as
          voting trustee, and the Company.##
   4.2   Agreement and Amendment, dated as of June 30, 1995, between
          DLJMBP, DLJIP, DLJOP, DLJMBF, DLJESC, Tenet, the Company,
          Victor M.G. Chaltiel, the Putnam Purchasers, the Crescent
          Purchasers and the Harvard Purchasers, relating to the
          Shareholders Agreement dated as of August 11, 1994 between
          DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties, Continental
          Bank, as voting trustee, and the Company.##
  10.1   Credit Agreement by and among the Company, the Lenders party thereto, BNY Capital Markets, Inc. and Donaldson Lufkin &
          Jenrette Securities Corporation as Arrangers, DLJ Capital
          Funding, Inc. as Documentation Agent and The Bank of New
          York as Administrative Agent, dated as of October 11, 1996
          (the "TRCH Credit Facility").@
  10.2   Guaranty by Total Renal Care, Inc. to The Bank of New York,
          as Administrative Agent, pursuant to the TRCH Credit
          Facility.@
  10.3   Subscription Agreement dated May 26, 1994 between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Tenet and the
          Company.#
  10.4   Services Agreement dated August 11, 1994 between the Company and Tenet.##
  10.5   Noncompetition Agreement dated August 11, 1994 between the
          Company and Tenet.##
  10.6   Employment Agreement dated as of August 11, 1994 by and
          between the Company and Victor M.G. Chaltiel (with forms of
          Promissory Note and Pledge and Stock Subscription Agreement
          attached as exhibits thereto) (the "Chaltiel Employment
          Agreement").##*
  10.7   Amendment to Chaltiel Employment Agreement, dated as of
          August 11, 1994.##*
  10.8   Employment Agreement dated as of September 1, 1994 by and
          between the Company and Barry C. Cosgrove.##*
  10.9   Employment Agreement dated as of August 11, 1994 by and
          between the Company and Leonard W. Frie (the "Frie
          Employment Agreement").##*
  10.10  Amendment to Frie Employment Agreement, dated as of October
          11, 1994.##*
  10.11  Employment Agreement dated as of September 1, 1994 by and between the Company and John E. King.##*
  10.12  First Amended and Restated 1994 Equity Compensation Plan (the
          "1994 Plan") of the Company (with form of Promissory Note
          and Pledge attached as an exhibit thereto), dated August 5,
          1994.##*
  10.13  Form of Stock Subscription Agreement relating to the 1994
          Plan.##*
  10.14  Form of Purchased Shares Award Agreement relating to the 1994
          Plan.##*
  10.15  Form of Nonqualified Stock Option relating to the 1994
          Plan.##*
  10.16  1995 Equity Compensation Plan.+*

 EXHIBIT                                                                  PAGE
 NUMBER                           DESCRIPTION                            NUMBER
 10.17   Employee Stock Purchase Plan.+*
 10.18   Option Exercise and Bonus Agreement dated as of September 18,
          1995 between the Company and Victor M.G. Chaltiel.+*
 10.19   1997 Equity Compensation Plan.**
 10.20   Revolving Credit Agreement, dated as of October 24, 1997, by and among the Company, the lenders party thereto, DLJ
          Capital Funding, Inc., as Syndication Agent, First Union
          National Bank, as Documentation Agent, and The Bank of New
          York, as Administrative Agent (the "Revolving Credit
          Agreement").@@@
 10.21   Amendment No. 1 and Consent No. 1, dated as of December 1,
          1997, to the Revolving Credit Agreement.@@@
 10.22   Term Loan Agreement, dated as of October 24, 1997, by and
          among the Company, the lenders party thereto, DLJ Capital
          Funding, Inc., as Syndication Agent, First Union National
          Bank, as Documentation Agent, and The Bank of New York, as
          Administrative Agent (the "Term Loan Agreement").@@@
 10.23   First Amendment, dated December 1, 1997, to the Term Loan
          Agreement.@@@
 10.24   Subsidiary Guaranty (the "Subsidiary Guaranty") dated as of
          October 24, 1997 by Total Renal Care, Inc., TRC West, Inc.
          and Total Renal Care Acquisition Corp. in favor of and for the benefit of The Bank of New York, as Collateral Agent,
          the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined
          therein), the Acknowledging Interest Rate Exchangers (as
          defined therein) and the Acknowledging Currency Exchangers
          (as defined therein).@@@
 10.25   Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New
          York, as Collateral Agent, the lenders to the Revolving
          Credit Agreement, the lenders to the Term Loan Agreement,
          the Term Agent (as defined therein), the Acknowledging
          Interest Rate Exchangers (as defined therein) and the
          Acknowledging Currency Exchangers (as defined
          therein).@@@
 10.26   Form of Subsidiary Pledge Agreement dated as of October 24,
          1997 by Total Renal Care, Inc., TRC West, Inc. and Total
          Renal Care Acquisition Corp., and The Bank of New York, as
          Collateral Agent, the lenders to the Revolving Credit
          Agreement, the lenders to the Term Loan Agreement, the Term
          Agent (as defined therein), the Acknowledging Interest Rate
          Exchangers (as defined therein) and the Acknowledging
          Currency Exchangers (as defined therein).@@@
 10.27   Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware
          corporation and wholly-owned subsidiary of TRCH, and RTC.###
 10.28   Second Amendment, dated January 13, 1998, to the Term Loan
          Agreement.X
 10.29   Amendment No. 2 and Consent No. 2 to the Revolving Credit
          Agreement and First Amendment to the Subsidiary Guaranty
          dated February 17, 1998.X
 10.30   Third Amendment to the Term Loan Agreement and First
          Amendment to the Subsidiary Guaranty dated February 17,
          1998.X
 10.31   Special Purpose Option Plan.++
 10.32   Indenture, dated June 12, 1996, by RTC to PNC Bank including form of RTC Note (the "Indenture").***
 10.33   First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the Indenture.X
 10.34   Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the Indenture.X

 10.35 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.X
 21    List of Subsidiaries of the Company.X
 23.1  Consent of Price Waterhouse LLP.X
 24    Powers of Attorney with respect to the Company (included on Page
        II-1 hereof).X
 27    Financial Data Schedule.X

--------
   X Included in this filing.
   @ Filed on October 18, 1996 as an exhibit to the Company's Current Report on
     Form 8-K.
  @@ Filed on March 18, 1996 as an exhibit to the Company's Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 @@@ Filed on December 19, 1997 as an exhibit to the Company's Current Report on Form 8-K.
   + Filed on October 24, 1995 as an exhibit to Amendment No. 2 to the Company's
     Registration Statement on Form S-1 (Registration Statement No. 33-97618). ++ Filed on February 25, 1998 as an exhibit to the Company's Registration
     Statement on Form S-8 (Registration Statement No. 333-46887).
   # Filed on June 6, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-79770).
  ## Filed on August 29, 1995 as an exhibit to the Company's Form 10-K for the year ended May 31, 1995.
 ### Filed on December 19, 1997 as Annex A to the Company's Registration
     Statement on Form S-4 (Registration No. 333-42653).
   * Management contract or executive compensation plan or arrangement.
  ** Filed on August 29, 1997 as an exhibit to the Company's Registration
     Statement on Form S-8 (Registration Statement No. 333-34695).
 *** Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.