Form 10-Q
period 1998-03-31
TOTAL RENAL CARE HOLDINGS INC
filed 1998-05-15
CIK 927066

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

For the quarterly period ended March 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from to

                        COMMISSION FILE NUMBER: 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FOR THE QUARTER ENDED MARCH 31, 1998

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                OUTSTANDING AT
            CLASS                                                 MAY 1, 1998
            -----                                              -----------------
       Common Stock, Par Value $0.001......................... 80,652,637 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            NO.
Financial Statements:
  Condensed Consolidated Balance Sheets as of March 31, 1998 and December
   31, 1997...............................................................    1
  Condensed Consolidated Statements of Income for the Three Months Ended
   March 31, 1998 and March 31, 1997......................................    2
  Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1998 and March 31, 1997................................    3
  Notes to Condensed Consolidated Financial Statements....................    4
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................    8
Liquidity and Capital Resources...........................................   10
Risk Factors..............................................................   12

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities.............................................   17
Item 4. Submission of Matters to a Vote of Security Holders...............   17
Item 6. Exhibits and Reports on Form 8-K..................................   17
  Signatures..............................................................   19

--------
Note: Items 1, 3 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,      DECEMBER 31,
                                                     1998            1997
                    ASSETS
Current assets:
  Cash and cash equivalents.................... $   65,508,000  $    6,143,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $37,385,000 and
   $30,695,000, respectively ..................    298,264,000     248,408,000
  Receivable from Tenet, a related company.....        446,000         534,000
  Other current assets.........................     77,361,000      47,119,000
                                                --------------  --------------
    Total current assets.......................    441,579,000     302,204,000
Property and equipment, net....................    182,051,000     172,838,000
Notes receivable from related parties..........     11,175,000      11,344,000
Other long-term assets.........................     12,265,000      17,583,000
Intangible assets, net of accumulated
 amortization of $80,112,000 and $52,206,000,
 respectively..................................    824,830,000     774,266,000
                                                --------------  --------------
    Total assets............................... $1,471,900,000  $1,278,235,000
                                                ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations....... $    6,157,000  $   27,810,000
Other current liabilities......................    102,945,000      74,640,000
                                                --------------  --------------
    Total current liabilities..................    109,102,000     102,450,000
Long term debt and other.......................    931,570,000     725,376,000
Deferred income taxes..........................      5,020,000       2,500,000
Minority interests.............................     20,042,000      19,079,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........            --              --
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 80,646,459
   and 78,040,453 shares issued and
   outstanding, respectively)..................         81,000          78,000
  Additional paid-in capital...................    395,628,000     358,492,000
  Notes receivable from stockholders...........       (349,000)     (3,030,000)
  Retained earnings............................     10,806,000      73,290,000
                                                --------------  --------------
    Total stockholders' equity.................    406,166,000     428,830,000
                                                --------------  --------------
    Total liabilities and stockholders'
     equity.................................... $1,471,900,000  $1,278,235,000
                                                ==============  ==============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                        1998          1997
Net operating revenues............................. $258,749,000  $157,937,000
Operating expenses:
  Facilities.......................................  165,295,000   107,728,000
  General and administrative.......................   16,910,000     9,916,000
  Provision for doubtful accounts..................    6,763,000     4,608,000
  Depreciation and amortization....................   19,004,000    11,089,000
  Merger and related costs.........................   92,835,000
                                                    ------------  ------------
    Total operating expenses.......................  300,807,000   133,341,000
                                                    ------------  ------------
  Operating (loss) income..........................  (42,058,000)   24,596,000
Interest expense...................................  (14,517,000)   (3,937,000)
Interest income....................................    1,642,000       594,000
                                                    ------------  ------------
  (Loss) income before income taxes, minority
   interests, extraordinary item and cumulative
   effect of change in accounting principle........  (54,933,000)   21,253,000
Income taxes.......................................   (3,550,000)    8,160,000
                                                    ------------  ------------
  (Loss) income before minority interests,
   extraordinary item and cumulative effect of
   change in accounting principle..................  (51,383,000)   13,093,000
Minority interests in income of consolidated
 subsidiaries......................................    1,393,000     1,305,000
                                                    ------------  ------------
  (Loss) income before extraordinary item and
   cumulative effect of change in accounting
   principle.......................................  (52,776,000)   11,788,000
Extraordinary loss, net of tax of $1,580,000.......    2,812,000
Cumulative effect of change in accounting
 principle, net of tax of $4,300,000...............    6,896,000
                                                    ------------  ------------
Net (loss) income.................................. $(62,484,000) $ 11,788,000
                                                    ============  ============
Earnings (loss) per common share:
  Net (loss) income before extraordinary item and
   cumulative effect of change in accounting
   principle, net of tax........................... $      (0.67) $       0.15
  Extraordinary loss, net of tax...................        (0.03)
  Cumulative effect of change in accounting
   principle.......................................        (0.09)
                                                    ------------  ------------
  Net (loss) income................................ $      (0.79) $       0.15
                                                    ============  ============
Weighted average number of common shares
 outstanding.......................................   78,926,000    76,895,000
                                                    ============  ============
Earnings (loss) per common share--assuming
 dilution:
  Net (loss) income before extraordinary item and
   cumulative effect of change in accounting
   principle, net of tax........................... $      (0.67) $       0.15
  Extraordinary loss net of tax....................        (0.03)
  Cumulative effect of change in accounting
   principle.......................................        (0.09)
                                                    ------------  ------------
  Net (loss) income................................ $      (0.79) $       0.15
                                                    ============  ============
Weighted average number of common shares and
 equivalents outstanding-- assuming dilution.......   78,926,000    79,091,000
                                                    ============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                       1998           1997
Cash flows from operating activities:
Net (loss) income................................  $ (62,484,000) $ 11,788,000
Adjustments to reconcile net income (loss) to net
 cash provided (used by) operating activities:
  Depreciation and amortization..................     19,004,000    11,089,000
  Extraordinary item, net of tax.................      2,812,000
  Provision for doubtful accounts................      6,763,000     4,608,000
  Change in accounting principle, net of tax.....      6,896,000
  Compensation expense from stock option
   exercise......................................     16,000,000
  Other non-cash merger related expenses.........     10,094,000
  Other..........................................    (34,641,000)  (22,468,000)
                                                   -------------  ------------
    Total adjustments............................     26,928,000    (6,771,000)
                                                   -------------  ------------
      Net cash (used in) provided by operating
       activities................................    (35,556,000)    5,017,000
                                                   -------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment............    (12,937,000)  (12,988,000)
  Cash paid for acquisitions, net of cash
   acquired......................................    (64,160,000)  (50,631,000)
  Sale of investments............................                   41,202,000
  Other..........................................    (18,930,000)   (1,183,000)
                                                   -------------  ------------
      Net cash used in investing activities......    (96,027,000)  (23,600,000)
                                                   -------------  ------------
Cash flows from financing activities:
  Borrowings from bank credit facility...........    494,000,000    23,000,000
  Principal payments on long-term obligations....   (325,121,000)  (10,892,000)
  Net proceeds from sale of common stock.........     17,441,000     2,042,000
  Other..........................................      4,628,000      (273,000)
                                                   -------------  ------------
      Net cash provided by financing activities..    190,948,000    13,877,000
                                                   -------------  ------------
Net increase (decrease) in cash..................     59,365,000    (4,706,000)
Cash at beginning of period......................      6,143,000    21,327,000
                                                   -------------  ------------
Cash at end of period............................  $  65,508,000  $ 16,621,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Total Renal Care Holdings, Inc., ("TRCH" or the "Company") as of and for the periods indicated. TRCH presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended
December 31, 1997 filed on March 31, 1998 and Form 10K/A for the year ended December 31, 1997 to be filed on or about May 18, 1998 by the Company have been omitted. Certain reclassifications of prior period amounts have been made to conform to current period classifications. The financial information herein is not necessarily representative of a full year's operations.

  2. On February 27, 1998, the Company acquired Renal Treatment Centers, Inc. ("RTC"), with headquarters in Berwyn, Pennsylvania ("Merger"). In connection with the Merger, the Company issued 34,565,729 shares of its common stock in exchange for all of the outstanding shares of RTC common stock. RTC shareholders received 1.335 shares of the Company's common stock for each share of RTC common stock that they owned. The Company also issued 2,156,424 options in substitution for previously outstanding RTC stock options, including 1,662,354 of the vested options that were exercised on the merger date or shortly thereafter. In addition, the Company guaranteed $125,000,000 of RTC's 5 5/8% subordinated convertible notes and provided for underlying shares at a conversion price of $25.62. As a result of this transaction, the Board and the Company's stockholders authorized an additional 140,000,000 shares of common stock.

  The Merger was accounted for as a pooling of interests and as such, the condensed consolidated financial statements have been restated to include RTC for all periods presented. There were no transactions between the Company and RTC prior to the combination and immaterial adjustments were made to conform RTC's accounting policies. The results of operations for the separate companies and the combined results presented in the condensed consolidated financial statements follow:

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    --------------------------
                                                        1998          1997
   Net operating revenues
     TRCH.......................................... $144,088,000  $ 89,030,000
     RTC...........................................  114,661,000    68,907,000
                                                    ------------  ------------
                                                    $258,749,000  $157,937,000
                                                    ============  ============
   Net (loss) income before extraordinary item and
    cumulative effect of change in accounting
    principle
     TRCH.......................................... $(20,976,000) $  7,825,000
     RTC...........................................  (31,800,000)    3,963,000
                                                    ------------  ------------
                                                    $(52,776,000)  $11,788,000
                                                    ============  ============
   Net (loss) income
     TRCH.......................................... $(23,880,000) $  7,825,000
     RTC...........................................  (38,604,000)    3,963,000
                                                    ------------  ------------
                                                    $(62,484,000) $ 11,788,000
                                                    ============  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  In connection with the Merger, fees and expenses incurred to date or anticipated which related to the merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 which were paid or accrued in the first quarter of 1998. The charge includes $21,580,000 for financial advisory, legal, accounting and other direct transaction costs, $45,260,000 for payments under severance and employment agreements and other costs associated with certain compensation plans and costs of $25,995,000 to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Certain of the merger costs estimated at $36,000,000 are not deductible for tax purposes. At March 31, 1998, the accrual for such merger costs amounted to approximately $32,600,000.

  As a result of the Merger, the RTC Revolving Credit Agreement ("RTC Credit Agreement") was terminated and the outstanding balance of approximately $297,228,000 was paid off through additional borrowings under the Company's Credit Facilities (as defined in Note 6). The remaining net unamortized deferred financing costs in the amount of $4,392,000 related to the RTC Credit Agreement were recognized as an extraordinary loss in the consolidated statement of income for the three months ended March 31, 1998.

  3. During the quarter ended March 31, 1998, the Company purchased 9 centers and a pharmacy operation. Total cash consideration for these transactions was $51 million. These transactions were accounted for under the purchase method. The cost of these acquisitions will be allocated primarily to intangible assets such as patient charts, noncompete agreements and goodwill and also to capital equipment.

  The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the three months ended March 31, are as follows:

                                                        1998          1997
   Pro forma net operating revenues................ $260,082,000  $165,954,000
   Pro forma net (loss) income .................... $(62,429,000) $ 12,191,000
   Pro forma (loss) earnings per share before
    extraordinary item and cumulative effect of
    change in accounting principle:
     Basic......................................... $      (0.67) $       0.16
     Assuming dilution............................. $      (0.67) $       0.15

  4. In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5), was issued and was adopted by the Company in the first quarter of 1998 (effective January 1, 1998). SOP 98-5 requires that pre-opening and organization costs, incurred in conjunction with facility pre-opening activities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all existing unamortized pre-opening, development and organizational costs have been recognized as the cumulative effect of a change in accounting principle in the condensed consolidated statement of income for the three months ended March 31, 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per share for all periods presented is as follows:

                                                           THREE MONTHS
                                                         ENDED MARCH 31,
                                                     -------------------------
                                                         1998         1997
Applicable Common Shares
  Average outstanding during the period............    79,031,000   77,036,000
Reduction in shares in connection with notes
 receivable from employees.........................      (105,000)    (141,000)
                                                     ------------  -----------
Weighted average number of shares outstanding for
 use in computing earnings per share...............    78,926,000   76,895,000
Dilutive effect of outstanding stock options.......                  2,196,000
                                                     ------------  -----------
Weighted average number of shares and equivalents
 outstanding for use in computing earnings per
 share--assuming dilution..........................    78,926,000   79,091,000
                                                     ============  ===========
(Loss) income before extraordinary item and
 cumulative effect of change in accounting
 principle.........................................  $(52,776,000) $11,788,000
Extraordinary loss, net of tax.....................    (2,812,000)
Cumulative effect of change in accounting
 principle, net of tax.............................    (6,896,000)
                                                     ------------  -----------
Net (loss) income..................................  $(62,484,000) $11,788,000
                                                     ============  ===========
Net (loss) income per common share before
 extraordinary item and cumulative effect of change
 in accounting principle...........................  $      (0.67) $      0.15
Extraordinary loss, net of tax.....................         (0.03)
Cumulative effect of change in accounting
 principle, net of tax.............................         (0.09)
                                                     ------------  -----------
Net (loss) income per common share.................  $     ( 0.79) $      0.15
                                                     ============  ===========
Net (loss) income per common share, assuming
 dilution, before extraordinary item and cumulative
 effect of change in accounting principle..........  $      (0.67) $      0.15
Extraordinary item, net of tax.....................         (0.03)
Cumulative effect of change in accounting
 principle, net of tax.............................         (0.09)
                                                     ------------  -----------
Net (loss) income per common share--assuming
 dilution..........................................  $      (0.79) $      0.15
                                                     ============  ===========

  Not included in the above calculation is the effect of the RTC Subordinated Convertible Notes because the effect is anti-dilutive.

  6. On April 30, 1998, the Company replaced its existing $1,050,000,000 credit facilities with an aggregate of $1,350,000,000 in two senior bank facilities ("Credit Facilities"). The Credit Facilities consist of a seven-year $950,000,000 revolving senior credit facility and a ten-year $400,000,000 senior term facility. The terms and rates are comparable to those in effect with the previous credit facilities and allow for an expansion of the leverage ratio as well as a waiver for cash costs associated with the Merger. As a result of this refinancing, the remaining net deferred financing costs in the amount of approximately $16,000,000 will be recognized as an extraordinary loss in the second quarter of 1998.

  7. In conjunction with the refinancing of the existing credit facilities the Company's two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were canceled in April 1998. The loss associated with the early cancellation of those swaps will be approximately $9,823,000. Subsequently, the Company has entered into two 10-year forward interest rate cancellable swap agreements, each with a notional amount of $200,000,000; one of which is cancellable at the swap holder's option at seven years and the other at five years. The underlying blended interest rate is fixed at approximately 5.75% plus an

                        TOTAL RENAL CARE HOLDINGS, INC.

applicable margin based upon the Company's current leverage ratio. Currently, the effective interest rate for these swaps is 7.0%. Moreover, the Company is currently evaluating additional interest rate hedging alternatives.

  8. Subsequent to March 31, 1998, the Company completed acquisitions or signed definitive agreements or entered into agreements in principle to acquire, or to manage operations of, 45 dialysis clinics for consideration of approximately $216,000,000 million, which has been or will primarily be funded by additional borrowings under the Company's Credit Facilities.

  9. The outstanding $125,000,000 of 5 5/8% subordinated convertible notes issued by RTC are guaranteed by the Company. The following summarizes financial information of RTC:

                                                MARCH 31,
                                                   1998      DECEMBER 31, 1997
Cash and cash equivalents..................... $ 10,966,000    $    743,000
Accounts receivable, net......................  116,204,000      95,927,000
Other current assets..........................   38,392,000      19,484,000
                                               ------------    ------------
  Total current assets........................  165,562,000     116,154,000
Property and equipment, net...................   70,046,000      72,777,000
Intangible assets, net........................  398,470,000     384,529,000
Other assets..................................    3,360,000      12,035,000
                                               ------------    ------------
  Total assets................................ $637,438,000    $585,495,000
                                               ============    ============
Current liabilities (including $312,000,000
 payable to TRCH at March 31, 1998)........... $365,331,000    $ 62,673,000
Long-term debt................................  126,018,000     367,219,000
Other long-term liabilities...................    6,834,000         444,000
Stockholder's equity..........................  139,255,000     155,159,000
                                               ------------    ------------
                                               $637,438,000    $585,495,000
                                               ============    ============
                                                THREE MONTHS ENDED MARCH 31,
                                               -------------------------------
                                                   1998            1997
Net operating revenues........................ $114,661,000    $ 68,907,000
Total operating expenses......................  143,857,000      60,352,000
                                               ------------    ------------
Operating (loss) income ......................  (29,196,000)      8,555,000
Interest expense, net.........................    3,588,000       1,824,000
                                               ------------    ------------
Income (loss) before income taxes.............  (32,784,000)      6,731,000
Income taxes..................................     (984,000)      2,768,000
                                               ------------    ------------
Net (loss) income ............................ $(31,800,000)   $  3,963,000
                                               ============    ============

  10. The financial information of RTC as originally presented in Form 10-Q for the three months ended March 31, 1997 has been restated to correct net revenues and the provision for doubtful accounts receivable with the following effect (in thousands, except per share amounts):

                                                          AS ORIGINALLY    AS
                                                            REPORTED    RESTATED
Net revenues.............................................    $71,107    $68,907
Operating expense........................................    $59,729    $60,352
Operating profit.........................................    $11,378    $ 8,555
Net income...............................................    $ 6,019    $ 3,963
Earnings per common share................................    $  0.25    $  0.15
Earnings per common share--assuming dilution.............    $  0.24    $  0.15

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

MERGER

  As described in Note 2 to the condensed consolidated financial statements, the Company merged (the "Merger") with Renal Treatment Centers, Inc. ("RTC") on February 27, 1998 in a transaction accounted for as a pooling of interests. Accordingly, the condensed consolidated financial statements have been restated to include RTC for all periods presented.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997.

  Net Operating Revenues. Net operating revenues for the three months ended March 31, 1998 (First Quarter of 1998) increased $100,812,000 to $258,749,000 from $157,937,000 for the three months ended March 31, 1997 (First Quarter of 1997) representing a 63.8% increase. Of this increase, $90,846,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remaining increase in net operating revenues per treatment which was $235.30 in the First Quarter of 1998 compared to $222.54 in the First Quarter of 1997 was attributable to an increase in non-governmental (private) payor services stemming from the Medicare secondary payor extension causing private payors to be in a primary position for an additional twelve month period, to an overall increase in rates and to increased ancillary usage primarily in EPO administration and the addition from the partial roll-out of the TRC laboratory services to the RTC patient base.

  Facility Operating Expenses. Facility operating expenses consist of cost and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance cost of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expense increased $57,567,000 to $165,295,000 in the First Quarter of 1998 from $107,728,000 in the First Quarter of 1997 and as a percentage of net operating revenues, facility operating expenses decreased to 63.9% in the First Quarter of 1998 from 68.2% in the First Quarter of 1997. This decrease was primarily due to the effects from the Company's Best Demonstrated Practices Program, including efficiencies in labor and medical supplies, and cost savings in purchases of supplies and other services.

  General and Administrative Expenses. General and administrative expenses include headquarters expenses and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $6,994,000 to $16,910,000 in the First Quarter of 1998 from $9,916,000 in the First Quarter of 1997. As a percentage of net operating revenues, general and administrative expenses increased to 6.5% in the First Quarter of 1998 from 6.3% in the First Quarter of 1997 due to the cost of transitional employees as a direct result of the RTC Merger.

  Provision for Doubtful Accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $2,155,000 to $6,763,000 in the First Quarter of 1998 from $4,608,000 in the
First Quarter of 1997. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.6% in the First Quarter of 1998 from 2.9% in the First Quarter of 1997, which reflects improvements made to the billing and collection processes to curtail write-offs for untimely follow-up.

  Depreciation and Amortization. Depreciation and amortization increased $7,915,000 to $19,004,000 in the First Quarter of 1998 from $11,089,000 in the
First Quarter of 1997. As a percentage of net operating revenues, depreciation and amortization increased to 7.3% in the First Quarter of 1998 from 7.0% in the First Quarter of

1997. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.
  Merger and Related Expenses. In connection with the Merger, fees and expenses incurred to date or anticipated which related to the merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 which were paid or accrued in the first quarter of 1998. The charge includes $21,580,000 for financial advisory, legal, accounting and other direct transaction costs, $45,260,000 for payments under severance and employment agreements and other costs associated with certain compensation plans and costs of $25,995,000 to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Certain of the merger costs estimated at $36,000,000 are not deductible for tax purposes. At March 31, 1998 the accrual for such merger costs amounted to approximately $32,600,000.

  Operating Income. Operating income decreased $66,654,000 to an operating loss of ($42,058,000) in the First Quarter of 1998 from an operating income of $24,596,000 in the First Quarter of 1997 which was due to the costs associated with the Merger. Operating income before merger and related costs increased $26,181,000 to $50,777,000 in the First Quarter of 1998 from $24,596,000 in the First Quarter of 1997. As a percentage of net operating revenues, operating income before merger and related costs increased to 19.6% in the First Quarter of 1998 from 15.6% in the First Quarter of 1997 primarily due to increased revenues, a decrease in facility operating costs and the provision for doubtful accounts partially offset by an increase in depreciation and amortization expense.

  Interest Expense. Interest expense, net of interest income, increased $9,532,000 to $12,875,000 in the First Quarter of 1998 from $3,343,000 in the
First Quarter of 1997. As a percentage of net operating revenues, interest expense, net of interest income, increased to 5.0% in the Quarter of 1998 from 2.1% in the Quarter of 1997. The increase in interest expense, net of interest income was due primarily to an increase in borrowings made under the credit facilities to fund the Company's acquisitions.

  Provision for Income Taxes. Provision for income taxes decreased $11,710,000 to ($3,550,000) in the First Quarter of 1998 from $8,160,000 in the First Quarter of 1997 as a result of the loss incurred. The effective tax rate after minority interest but before merger and related expenses was 39.8% in the First Quarter of 1998 compared to 40.9% in the First Quarter of 1997. The reduction in the effective tax rate was due to less amortization of non-deductible goodwill as a percentage of taxable income. Non deductible merger and related expenses consisting of costs associated with limitations on deductibility of former RTC officer compensation and costs associated with the issuance of stock amounted to approximately $36,000,000. Additional tax expenses of approximately $2,600,000 were recognized in the First Quarter of 1998 to conform the RTC tax accrual with the Company's ongoing policies.

  Minority Interest. Minority interests represent the pretax income earned by physicians who directly or indirectly own minority interests in the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interest increased $88,000 to $1,393,000 in the First Quarter of 1998 from $1,305,000 in the First Quarter of 1997, and as a percentage of net operating revenues, minority interest decreased to 0.5% in the First Quarter of 1998 from 0.8% in the First Quarter of 1997. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

  Extraordinary Loss. On February 27, 1998, in conjunction with the Merger the Company terminated the RTC Revolving Credit Agreement and recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $2,812,000, (net of income tax effect).

  Cumulative Effect of Change in Accounting Principle. Effective January 1, 1998, the Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 requires that pre-opening and organizational costs, incurred in conjunction with pre-opening activities of the Company on its de novo facilities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. In connection with this adoption, the Company recorded an charge of $6,896,000 (net of income tax effect) as a cumulative effect of a change in accounting principle.

                        LIQUIDITY AND CAPITAL RESOURCES

  Net cash (used in) provided by operating activities was $(35,556,000) for the first three months of 1998 and $5,017,000 for the first three months of 1997. Net cash used in operating activities consists of the Company's net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, and accrued merger and related expenses in 1998. Net cash used in investing activities was $96,027,000 and $23,600,000 for the first three months of 1998 and 1997, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. For the first three months of 1998 net cash provided by financing activities was $190,948,000 as compared to $13,877,000 for the first three months of 1997. The primary source of cash for the first three months of 1998 consisted of borrowings from the bank credit facility and were used to finance acquisitions, de novo developments and working capital needs.

  As of March 31, 1998, the Company had working capital of $332,477,000, including cash of $65,508,000.

  The Company anticipates that its aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities, including de novo facilities after March 31, 1998 through December 31, 1998 will be approximately $40,000,000.

  The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $800,000 to $1,200,000 for initial construction and equipment and $200,000 to $300,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a development facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future developed facilities. The Company is currently developing 35 new facilities and plans to open 29 de novo facilities during the remaining nine months of this year.

  During the period January 1, 1998 through March 31, 1998, the Company paid cash of approximately $51 million for the acquisition of 9 facilities and a pharmacy operation. Subsequent to March 31, 1998, the Company completed acquisitions of or entered into letters of intent to acquire 45 facilities for consideration of approximately $216,000,000 which have been or will primarily be funded by additional borrowings under the TRCH Credit Facilities.

  The TRCH Credit Facilities contains financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

  In April 1998, the Company replaced its existing $1,050,000,000 bank credit facilities by an aggregate of $1,350,000,000 in two senior bank facilities ("Credit Facilities"). The Credit Facilities consist of a seven-year $950,000,000 revolving senior credit facility and a ten-year $400,000,000 senior term facility. The terms and rates are comparable to those in effect with previous credit facilities and allow for an expansion of the leverage ratio as well as a waiver for cash costs associated with the Merger.

  As a result of this refinancing, the remaining net deferred financing costs of approximately $16,000,000 will be recognized as an extraordinary loss, net of taxes, in the second quarter of 1998.

  In conjunction with the refinancing of the existing senior credit facilities the Company's two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were canceled in April 1998. The loss associated with the early cancellation of those swaps is approximately $9,823,000. Subsequently, the Company has entered into two 10-year forward interest rate cancellable swap agreements, each with a notional amount of $200,000,000 one of which is cancellable at the swap holder's option at seven years and the other at five years. The underlying blended interest rate is fixed at approximately 5.75% plus an applicable margin based upon the Company's current leverage ratio. Currently, the effective interest rate for these swaps is 7.0%. Moreover, the Company is currently evaluating additional interest rate hedging alternatives.

  As a result of the Merger with RTC, the RTC Revolving Credit Agreement was terminated and the outstanding balance of $297,228,000 including interest was paid off through additional borrowings on the TRCH Credit Facilities.

  The Company believes that the borrowings under the Credit Facilities, cash generated from operations and other current sources of financing will be sufficient to meet the Company's need for capital for the foreseeable future, including working capital, purchases of additional property and equipment for the operation of its existing facilities and interest on the Credit Facilities. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities. There can be no assurance that additional financing and capital, if and when required, will be available on terms acceptable to the Company or at all.

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

 Uncertainties in Integrating Business Operations and Achieving Cost Savings

  The Merger represents the largest single acquisition which the Company has made to date. The process of integrating RTC's operations presents a significant challenge to the Company's management and may lead to unanticipated costs. There can be no assurance that the Company will be successful in completing this integration. The integration of RTC's operations, and of its accounting, personnel, administrative, legal, information systems and other functions, involves the risk that remaining key employees may leave even when offered continuing employment. Robert L. Mayer, Jr., RTC's Chairman, Chief Executive Officer and President, and Frederick C. Jansen, RTC's Executive Vice President, were expected to and did resign following the Merger as did certain other officers for whom the Merger constituted an event of constructive discharge, including Ronald H. Rodgers, Jr., RTC's Chief Financial Officer. Except for such officers, substantially all of the personnel responsible for operations have remained with the Company following the Merger, although there can be no assurances that such personnel will not resign at any point in the future or that they can easily be replaced should they resign. The integration of RTC's operation requires the devotion of a significant amount of time by senior executives of the Company, which may detract from the business operations and development of the Company. There can be no assurance that any of the cost savings, operating efficiencies or other synergies expected to result from the Merger will be accomplished as rapidly as currently expected or at all.

 Dependence on Medicare, Medicaid and Other Sources of Reimbursement

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients suffering from ESRD have been entitled to Medicare benefits regardless of age or financial circumstances. Approximately 56% of the Company's net patient revenues during the fiscal year ended December 31, 1997 and approximately 54% during the three months ended March 31, 1998 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. No prediction can be made as to whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. No prediction can be made as to whether certain services, for which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO, a bio-engineered protein, is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Most of the Company's dialysis patients receive EPO. The Company had revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) of approximately 20% of net patient revenues, in the fiscal year ended December 31, 1997 and approximately 21% during the three months ended March 31, 1998. Therefore, EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation; however, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 1999 budget includes this proposed reduction in EPO reimbursement.

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

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. Approximately 5% of the Company's net patient revenues during both the fiscal year ended December 31, 1997 and the three months ended March 31, 1998 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

  Approximately 39% of the Company's net patient revenues during the fiscal year ended December 31, 1997 and 41% during the three months ended March 31, 1998 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

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

 Forward-Looking Statements

  Certain statements contained in this quarterly report, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; dependence on physician referrals; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the lack of assurance that the cost savings, growth opportunities and synergies expected from the Merger will be achieved; the lack of assurances as to the future performance of the combined companies; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and other factors referenced in this quarterly report. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

                                    PART II

                               OTHER INFORMATION

ITEMS 1, 3, AND 5 ARE NOT APPLICABLE.

ITEM 2: CHANGES IN SECURITIES

 (c) Recent Sales of Unregistered Securities

  On January 15, 1998, TRC purchased all of the assets of the Monterey Park Dialysis, Inc. As partial consideration for the purchase, the Company issued an aggregate of 37,314 unregistered shares of Common Stock to the two shareholders of Monterey Park Dialysis, Inc. Such unregistered shares were exempt from registration under the Securities Act pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On February 26, 1998 the Company held a Special Meeting of Stockholders. Proposal I submitted to a vote of security holders at the meeting was the approval of the issuance of shares of Common Stock, par value $0.001 per share, of TRCH (the "TRCH Common Stock") (estimated to be approximately 35.2 million shares) (the "Share Issuance"), in accordance with the terms of the Agreement and Plan of Merger, dated as of November 18, 1997 ( the "Merger Agreement"), by and among TRCH, Nevada Acquisition Corp., a Delaware corporation and wholly owned subsidiary of TRCH ("Merger Sub"), and Renal Treatment Centers, Inc., a Delaware corporation ("RTC"), pursuant to which, among other things: (i) Merger Sub would merge with and into RTC (the "Merger"), with RTC surviving as a wholly owned subsidiary of TRCH; and (ii) each share of common stock, par value $0.01 per share, of RTC (the "RTC Common Stock") outstanding immediately prior to the effective date of the Merger would be converted into the right to receive 1.335 shares of TRCH Common Stock;

          FOR               AGAINST                  ABSTAIN                 BROKER NO VOTE
       36,256,357          1,290,605                  7,697                      23,406

  Proposal II submitted to a vote of security holders at the meeting was to amend TRCH's Amended and Restated Certificate of Incorporation, to increase the number of authorized shares of TRCH Common Stock from 55,000,000 shares to 195,000,000 shares.

               FOR                        AGAINST                                      ABSTAIN
            36,246,843                   1,323,919                                      7,303

  Proposal III submitted to a vote of security holders at the meeting was the approval of an amendment to TRCH's 1997 Equity Compensation Plan increasing by 3,000,000 the number of shares of TRCH Common Stock authorized for issuance under the 1997 Plan.

               FOR                        AGAINST                                      ABSTAIN
            19,456,508                   16,472,230                                   1,649,327

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27 Financial Data Schedule.

  (b) Reports on Form 8-K

       Current Report on Form 8-K, dated January 22, 1998, reporting under Item
       7: (i) the Audited Financial Statements of South Brooklyn Nephrology
       Center, Inc. and (ii) certain Unaudited Pro Forma Financial Statements.
       Current Report on Form 8-K, dated February 18, 1998, reporting under
       Item 5 the issuance by the Company of a press release announcing that the holders of RTC's 5 5/8% Convertible Subordinated Notes due 2006 would not have the right to require RTC to purchase those notes as a result of the Merger.
       Current Report on Form 8-K, dated February 27, 1998, reporting under
       Item 5 the issuance by the Company of a press release announcing the approval of the Merger by its stockholders.
       Current Report on Form 8-K, dated April 1, 1998, reporting under Item 5 the issuance by the Company of a press release announcing charges expected to be taken in connection with the Merger.
       Current Report on Form 8-K, dated April 30, 1998, reporting under Item 5 the issuance by the Company of a press release announcing charges taken in connection with the Merger and a press release announcing earnings for the first quarter.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOTAL RENAL CARE HOLDINGS, INC.
                                          (Registrant)

                                                   /s/ John E. King
                                          By:_________________________________
                                                      John E. King
                                               Vice President, Finance and
                                                 Chief Financial Officer

Date: May 15, 1998

  John E. King is signing in the dual capacities as (i) Chief Financial Officer, and (ii) a duly authorized officer of the Company.