Form 10-K405/A
period 1997-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 1998-05-18
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  On February 27, 1998, the Registrant acquired Renal Treatment Centers, Inc. ("RTC") in a transaction accounted for as a pooling of interests. Accordingly, the Registrant's consolidated financial statements have been restated to include the consolidated financial statements of RTC for all periods presented (see Note 1 to the Consolidated Financial Statements). Such restated financial statements and a corresponding update of Items 6 and 7 of the originally filed Form 10-K are included herein. General information in the originally filed Form 10-K was presented as of March 31, 1997 and has not been updated in this amended filing.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected consolidated financial data of the Company for the periods indicated. The consolidated financial data as of May 31, 1993, 1994 and 1995 and as of December 31, 1995, 1996 and 1997 and for
each of the years in the three year period ended May 31, 1995, the seven month period ended December 31, 1995, and the years ended December 31, 1996 and 1997 have been derived from the Company's audited consolidated financial statements. The consolidated financial data for the seven months ended December 31, 1994 and the year ended December 31, 1995 are unaudited and include all adjustments consisting solely of normal recurring adjustments necessary to present fairly the Company's results of operations for the period indicated. The results of operations for the seven month periods ended December 31, 1994 and 1995 are not necessarily indicative of the results which may occur for the full fiscal year. The following financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements filed as part of this Report.

                                                       SEVEN MONTHS
                                                      ENDED DECEMBER
                            YEARS ENDED MAY 31,(1)          31,         YEARS ENDED DECEMBER 31,
                          -------------------------- ----------------- --------------------------
                            1993     1994     1995     1994     1995     1995     1996     1997
                                             (IN THOUSANDS, EXCEPT PER SHARE)
INCOME STATEMENT
 DATA:(2)(8)
 Net operating revenues.  $125,617 $153,513 $214,425 $122,065 $176,463 $299,411 $498,024 $760,997
 Total operating
  expenses(3)...........   108,243  133,211  182,251  104,053  143,196  247,925  427,520  636,217
                          -------- -------- -------- -------- -------- -------- -------- --------
 Operating income.......    17,374   20,302   32,174   18,012   33,267   51,486   70,504  124,780
 Interest expense, net..     1,442    1,549    7,851    3,838    6,831   11,801    9,559   25,039
                          -------- -------- -------- -------- -------- -------- -------- --------
 Income before income
  taxes, minority
  interests and
  extraordinary item....    15,932   18,753   24,323   14,174   26,436   39,685   60,945   99,741
 Income taxes...........     5,181    6,208    7,827    4,759    9,931   13,841   22,960   40,212
                          -------- -------- -------- -------- -------- -------- -------- --------
 Income before minority
  interests and
  extraordinary item....    10,751   12,545   16,496    9,415   16,505   25,844   37,985   59,529
 Minority interests in
  income of consolidated
  subsidiaries..........       775    1,046    1,593      878    1,784    2,544    3,578    4,502
                          -------- -------- -------- -------- -------- -------- -------- --------
 Income before
  extraordinary item....  $  9,976 $ 11,499 $ 14,903 $  8,537 $ 14,721 $ 23,300 $ 34,407 $ 55,027
                          ======== ======== ======== ======== ======== ======== ======== ========
 Income per share before
  extraordinary
  item(4)(5)............                    $   0.33 $   0.20 $   0.26 $   0.43 $   0.46 $   0.71
                                            ======== ======== ======== ======== ======== ========

                                   MAY 31,                  DECEMBER 31,
                          ------------------------- ----------------------------
                           1993     1994     1995     1995     1996      1997
                                              (IN THOUSANDS)
BALANCE SHEET
 DATA:(2)(9)
 Working capital........  $18,569 $ 33,773 $ 42,918 $ 98,071 $184,975 $  199,754
 Total assets...........   73,038  103,628  218,081  338,866  665,221  1,278,235
 Long-term debt ........   11,833   17,531  115,522   96,979  233,126    724,226
 Mandatory redeemable
  Common Stock(6).......    9,528             3,990
 Stockholders'
  equity(7).............   31,493   65,391   61,749  193,162  359,099    428,830

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

(4) In December 1995, the Company recorded an extraordinary loss of $2,555,000 or $0.04 per share, net of tax, on the early extinguishment of debt. In July and September 1996, the Company recorded a combined extraordinary loss of $7,700,000 or $0.10 per share net of tax, on the early extinguishment of debt. See Note 8 of Notes to Consolidated Financial Statements.

(5) See additional income per share information in the Consolidated Statements of Income. No income per share information is presented for the years ended May 31, 1993 and 1994 as the Company was a wholly-owned subsidiary during those periods.

(6) Mandatorily redeemable Common Stock represents shares of Common Stock issued in certain acquisitions subject to put options that terminated upon the completion of the Initial Public Offering.

(7) In connection with the August 1994 Transaction, the Company paid a special dividend to Tenet Healthcare Corporation ("Tenet") of $81.7 million, including $75.5 million in cash.

(8) The consolidated income statement data combine the Company's results of operations for the years ended May 31, 1993, 1994 and 1995, the seven months ended December 31, 1994 and 1995 and the years ended December 31, 1995, 1996 and 1997 with RTC's results of operations for the years ended December 31, 1992, 1993 and 1994, the six months ended December 31, 1994 and 1995 and the years ended December 31, 1995, 1996 and 1997.

(9) The consolidated balance sheet data combine the Company's balance sheet as of May 31, 1993, 1994, 1995 and December 31, 1995, 1996 and 1997 with
    RTC's balance sheet as of December 31, 1992, 1993, 1994, 1995, 1996 and
    1997.

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

  In the August 1994 Transaction, the Company paid a special dividend of $81.7 million, including $75.5 million in cash, to Tenet out of the net proceeds from (i) the issuance of units consisting of $100 million in principal amount at maturity of 12% Senior Subordinated Discount Notes due 2004 (the "Discount Notes"), which were issued at approximately 70% of par, and 1,000,000 shares of Common Stock and (ii) borrowing under the Company's revolving credit facility with The Bank of New York (the "TRC Credit Facility"). The Company raised additional capital to fund the continuation of its growth strategy through an initial public offering ("IPO") on October 30, 1995 in which the Company issued and sold 11,500,000 shares of its Common Stock and raised gross proceeds of $107 million. Concurrent with the IPO, the Company listed its Common Stock on the New York Stock Exchange under the symbol "TRL." Subsequent to the IPO, the Company changed its fiscal year end from May 31 to December 31.

  The Company raised additional capital to further fund its growth strategy with two secondary stock offerings in April and October of 1996 which raised gross proceeds to the Company of approximately $135 million. In October of 1996 the Company increased its credit facility with the Bank of New York from $130 million to $400 million (the "Credit Facility"). With the proceeds from the IPO, the April 1996 secondary offering and the Credit Facility, the Company was able to complete the early retirement of the Discount Notes. On October 24, 1997, the Company increased the Credit Facility to an aggregate of $1,050,000,000 in two bank facilities ("the Credit Facilities").

  Following the August 1994 Transaction, the Company implemented a focused strategy to increase net operating revenues per treatment and improve operating income margins. The Company has significantly increased per-treatment revenues through the addition of in-house clinical laboratory and pharmacy services, improved pricing, and increased utilization of ancillary services. To improve operating income, the Company began a systematic review of the Company's vendor relations leading to the renegotiation of a number of supply contracts and insurance arrangements that reduced operating expenses. In addition the Company has focused on improving facility operating efficiencies and leveraging corporate and regional management. These improvements have been offset in part by increased amortization of goodwill and other intangible assets relating to the Company's acquisitions (all of which have been accounted for as purchase transactions, except the Merger) and start-up expenses related to de novo developments.

  The Company incurred approximately $70.4 million of indebtedness as a result of the August 1994 Transaction. The related interest expense had a significant impact on the Company's results of operations for subsequent periods. The Company's results of operations for these periods have also been materially affected by the implementation of the Company's growth strategy subsequent to the August 1994 Transaction.

  On February 27, 1998 the Company acquired Renal Treatment Centers, Inc. ("RTC"), with headquarters in Berwyn, Pennsylvania (the "Merger"). In connection with the Merger, the Company issued 34,565,729 shares of its common stock in exchange for all of the outstanding shares of RTC common stock. The RTC merger transaction has been accounted for as a pooling of interests and as such, the consolidated financial statements have been restated to include RTC for all periods presented as described in Note 1 to the Consolidated Financial Statements.

NET OPERATING REVENUES

  Net operating revenues are derived primarily from four sources: (i) outpatient facility hemodialysis services, (ii) ancillary services, including EPO administration, clinical laboratory services and intravenous and oral pharmaceutical products and services, (iii) home dialysis services and related products and (iv) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. The Company's dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 21 months of treatment as mandated by law. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals. For the year ended May 31, 1995, approximately 65% and 7% of the Company's net operating revenues were derived from reimbursement under Medicare and Medicaid, respectively. For the seven months ended December 31, 1995, approximately 55% and 6% of the Company's net operating revenues were derived from reimbursement under Medicare and Medicaid, respectively. For the years ended December 31, 1996 and December 31, 1997, approximately 60% and 56%, respectively, and 5% and 5%, respectively of the Company's net operating revenues were derived from reimbursement under Medicare and Medicaid, respectively. See "Item 1. Business--Operations--Sources of Revenue Reimbursement."

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth selected unaudited quarterly financial and operating information for each of the last two calendar years:

                                                                QUARTERS ENDED
                      ------------------------------------------------------------------------------------------------------
                      MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                         1996      1996          1996          1996         1997       1997          1997          1997
                      ---------- ---------  -------------- ------------- ----------  ---------  -------------- -------------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARES AND PER TREATMENT DATA)
Net operating
 revenues...........   $ 98,493  $ 117,719    $ 133,707      $ 148,105   $ 157,937   $179,715     $ 197,749      $ 225,596
Facility operating
 expenses...........     67,878     80,947       92,289        103,066     107,728    121,373       131,670        150,219
General and
 administrative
 expenses...........      6,991      7,648        8,747          8,964       9,916     12,120        13,208         14,855
Operating income....     12,512     17,547       18,437         22,008      24,596     28,694        33,287         38,203
Income before
 extraordinary item.      5,655      9,002        8,731         11,019      11,788     13,470        14,632         15,137
Income per share
 before
 extraordinary item
 (1)................   $   0.08  $    0.12    $    0.12      $    0.14   $    0.15   $   0.17     $    0.19      $    0.19
Outpatient
 facilities.........        204        218          232            240         267        316           337            383
Treatments..........    452,982    527,539      599,285        657,048     691,406    803,035       894,067      1,003,163
Net operating
 revenues per
 treatment..........   $ 217.43  $  223.96    $  231.76      $  226.76   $  228.43   $ 223.79     $  221.18      $  224.88
Operating income
 margin.............       12.7%      14.9%        13.8%          14.9%       15.6%      16.0%         16.8%          16.9%

-------
(1) See additional income per share information in Note 16 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected information expressed as a percentage of net operating revenues for such periods:

                                     SEVEN MONTHS
                                         ENDED
                          YEAR ENDED DECEMBER 31,     YEARS ENDED DECEMBER 31,
                           MAY 31,   --------------  ----------------------------
                             1995     1994    1995     1995      1996      1997
                          ---------- ------  ------  --------  --------  --------
Net operating revenues..    100.0%    100.0%  100.0%    100.0%    100.0%    100.0%
Facility operating
 expenses...............     68.4      68.3    65.3      66.3      69.1      67.1
General and
 administrative
 expenses...............      8.3       8.3     6.9       7.0       6.5       6.6
Provision for doubtful
 accounts...............      2.6       2.9     2.6       2.5       3.2       2.7
Depreciation and
 amortization...........      5.8       5.8     6.1       6.2       6.5       7.2
Merger expenses.........                         .3        .7        .6
Operating income........     15.0      14.8    18.9      17.2      14.2      16.4
Interest expense, net of
 interest income........      3.6       3.1     3.9       3.9       1.9       3.3
Income taxes............      3.7       3.9     5.6       4.6       4.6       5.3
Minority interests......       .7        .7     1.0        .8        .7        .6
Income before
 extraordinary item.....      7.0       7.0     8.3       7.8       6.9       7.2

 Year Ended December 31, 1997 compared to Year Ended December 31, 1996

  Net Operating Revenues. Net operating revenues increased $262,973,000 to $760,997,000 for the year ended December 31, 1997 ("Year End 1997") from $498,024,000 for the year ended December 31, 1996 ("Year End 1996") representing a 52.8% increase. Of this increase $257,113,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment which were $224.37 in Year End 1997 compared to $222.64 in Year End 1996. The increase in operating revenues per treatment was due to increases in ancillary services utilization and in affiliated and unaffiliated facility management fees.

  Facility Operating Expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $166,810,000 to $510,990,000 in Year End 1997 from $344,180,000 in Year End 1996 and as a percentage of net operating revenues, facility operating expenses decreased to 67.1% in Year End 1997 from 69.1% in Year End 1996. This decrease is mostly due to improvements in labor and pharmaceutical costs as a percentage of revenues partially offset by an increase in other facility expenses, consisting primarily of rent and medical director fees. In December 1996, the Company implemented its best demonstrated practices program which focuses primarily upon deriving efficiencies in labor and supply costs.

  General and Administrative Expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $17,749,000 to $50,099,000 in Year End 1997 from $32,350,000 in Year End 1996, and as a percentage of net operating revenues, general and administrative expenses increased to 6.6% for Year End 1997 from 6.5% in Year End 1996. The increase was due to additional corporate labor resources added to further the Company's growth via acquisitions proportionately in excess of revenue growth.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $4,788,000 to $20,525,000 in Year End 1997 from $15,737,000 in Year
End 1996. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.7% in Year End 1997 from 3.2% in Year End 1996, due to better management of the collection process for patient secondary balances remaining after Medicare, as the primary payor, has paid 80% of the claim.

  Depreciation and Amortization. Depreciation and amortization increased $22,158,000 to $54,603,000 in Year End 1997 from $32,445,000 in Year End 1996, and as a percentage of net operating revenues, depreciation and amortization increased to 7.2% in Year End 1997 from 6.5% in Year End 1996. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Merger Expenses. There were no merger expenses for the year ended December 31, 1997, as compared to $2,808,000 for the same period in 1996. For the year ended December 31, 1996, merger expenses were incurred as a result of the mergers by RTC which were completed during 1996 and were accounted for under the pooling-of-interests method of accounting. Merger expenses include investment banking, legal, accounting and other fees and expenses.

  Operating Income. Operating income increased $54,276,000 to $124,780,000 in Year End 1997 from $70,504,000 in Year End 1996, and as a percentage of net operating revenues, operating income increased to 16.4% in Year End 1997 from 14.2% in Year End 1996. This increase in operating income as a percentage of net operating revenue reflects a decrease in facility operating costs and the provision for doubtful accounts offset by an increase in general and administrative expenses, and depreciation and amortization.

  Interest Expense. Interest expense, net of interest income, increased $15,480,000 to $25,039,000 in Year End 1997 from $9,559,000 in Year End 1996, and as a percentage of net operating revenues, interest expense, net of interest income, was 3.3% in Year End 1997 and 1.9% in Year End 1996. Cash interest expense during Year End 1997 was $28,214,000 and non-cash interest during the same period was $0 versus $9,021,000 and $4,396,000 in Year End 1996, respectively. Non-cash interest expense during Year End 1996 was related to the Company's Discount Notes which were completely retired through an early extinguishment during the third quarter of 1996. The increase in cash interest expense was due primarily to an increase in borrowings made under the Company's credit facilities to fund the Company's acquisitions.

  Provision for Income Taxes. Provision for income taxes increased $17,252,000 to $40,212,000 in Year End 1997 from $22,960,000 in Year End 1996, and the effective income tax rate after minority interests increased to 42.2% in Year End 1997 from 40.0% in Year End 1996. The overall increase in the effective tax rate primarily reflects non-deductible goodwill associated with stock acquired, and to foreign net operating losses, for which no benefit was recognized during 1997, from businesses in Argentina.

  Minority Interests. Minority interests represent the pretax income earned by physicians who directly or indirectly own minority interests in the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interests increased $924,000 to $4,502,000 in Year End 1997 from $3,578,000 in Year End 1996, and as a percentage of net operating revenues, minority interest decreased to 0.6% in Year End 1997 from 0.7% in Year End 1996. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

 Year Ended December 31, 1996 compared to Year Ended December 31, 1995

  Net Operating Revenues. Net operating revenues increased $198,613,000 to $498,024,000 for Year End 1996 from $299,411,000 for the year ended December 31, 1995 ("Year End 1995") representing a 66.3% increase. Of this increase $191,811,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remainder was due to an increase in net operating revenues per treatment which were $222.64 in Year End 1996 compared to $219.60 in Year End 1995. The increase in net operating revenues per treatment was due to the addition of the Company's ESRD laboratory in 1995 resulting in a full year of revenue in 1996, an overall increase in average reimbursement rates, increased ancillary services utilization primarily in the administration of EPO, the opening of the Company's oral pharmaceutical and IV therapy program, and an increase in affiliated and unaffiliated facility management fees.

  Facility Operating Expenses. Facility operating expenses increased $145,526,000 to $344,180,000 in Year End 1996 from $198,654,000 in Year End
1995 and as a percentage of net operating revenues, facility operating expenses increased to 69.1% in Year End 1996 from 66.3% in Year End 1995. In Year End 1996 the increase in facility operating expenses as a percentage of revenue primarily was due to increased labor and benefits partially incurred as a result of utilizing existing employees of the acquired facilities during transition periods after the acquisitions.

  General and Administrative Expenses. General and administrative expenses increased $11,350,000 to $32,350,000 in Year End 1996 from $21,000,000 in Year
End 1995, and as a percentage of net operating revenues, general and administrative expenses declined to 6.5% in Year End 1996 from 7.0% in Year End 1995. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $8,157,000 to $15,737,000 in Year End 1996 from $7,580,000 in Year
End 1995, and as a percentage of net operating revenues, provision for doubtful accounts increased to 3.2% in Year End 1996 from 2.5% in Year End 1995. The increase is due to the recognition of an increase in uncollectible accounts, primarily patient secondary amounts remaining after Medicare, as the primary payor, paid 80% of the bill. The decrease in collectibility was caused by RTC's conversion to a new system in late 1995.

  Depreciation and Amortization. Depreciation and amortization increased $13,842,000 to $32,445,000 in Year End 1996 from $18,603,000 in Year End 1995, and as a percentage of net operating revenues, depreciation and amortization increased to 6.5% in Year End 1996 from 6.2% in Year End 1995. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Merger Expenses. Merger expenses increased 34.5% to $2,808,000 for the Year End December 31,1996 from $2,088,000 for Year End 1995. The merger expenses represented expenses incurred in connection with the completed mergers by RTC which were accounted for under the pooling-of-interest method of accounting. Merger expenses include investment banking, legal, accounting and other fees and expenses.

  Operating Income. Operating income increased $19,018,000 to $70,504,000 in Year End 1996 from $51,486,000 in Year End 1995, and as a percentage of net operating revenues, operating income decreased to 14.2% in Year End 1996 from 17.2% in Year End 1995. This decrease in operating income as a percentage of revenue is primarily due to an increase in facility operating expenses, provision for doubtful accounts and depreciation and amortization partially offset by a decrease in general and administrative expenses as a percentage of net operating revenues.

  Interest Expense. Interest expense, net of interest income, decreased $2,242,000 to $9,559,000 in Year End 1996 from $11,801,000 in Year End 1995, and as a percentage of net operating revenues, interest expense, net of interest income, was 1.9% in Year End 1996 and 3.9% in Year End 1995. Cash interest expense during Year End 1996 was $9,021,000 and non-cash interest during the same period was $4,396,000 versus $3,929,000 and $8,901,000 in Year End 1995, respectively. The decrease in Year End 1996 non-cash interest expense was due primarily to the early extinguishment of a portion of the Discount Notes in December of 1995 and the remainder in the third quarter of the year ended December 31, 1996 (as discussed in "Liquidity and Capital Resources" below), and short term investment income earned on excess proceeds from the public stock offerings in April and October, 1996.

  Provision for Income Taxes. Provision for income taxes increased $9,119,000 to $22,960,000 in Year End 1996 from $13,841,000 in Year End 1995, and the effective income tax rate before minority interests increased to 40.0% in Year End 1996 from 37.3% in Year End 1995. The overall increase in the effective tax rate reflects an increase in the blended state rates and additional non-deductible goodwill associated with certain acquisitions of stock.

  Minority Interests. Minority interests increased $1,034,000 to $3,578,000 in Year End 1996 from $2,544,000 in Year End 1995, and as a percentage of net operating revenues, minority interest decreased to 0.7% in Year End 1996 from 0.8% in Year End 1995. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

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

 Seven Months Ended December 31, 1995 compared to Seven Months Ended December 31, 1994

  Net Operating Revenues. Net operating revenues increased $54,398,000 to $176,463,000 for the seven months ended December 31, 1995 ("1995 Seven Month Period") from $122,065,000 for the seven months ended December 31, 1994 ("1994 Seven Month Period") representing a 44.6% increase. The increase was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remaining increase was attributable to an increase in affiliated and unaffiliated facility management fees, the addition of TRC's ESRD laboratory, an overall increase in reimbursement rates, increased ancillary services utilization primarily in the administration of EPO and the opening of the Company's oral pharmaceutical and IV therapy program.

  Facility Operating Expenses. Facility operating expenses increased $31,849,000 to $115,219,000 in the 1995 Seven Month Period from $83,370,000 in the 1994 Seven Month Period and as a percentage of net operating revenues, facility operating expenses declined to 65.3% in the 1995 Seven Month Period from 68.3% in the 1994 Seven Month Period. In the 1995 Seven Month Period the decrease in facility operating expenses as a percentage of revenue was due to substantial reductions achieved in the costs of providing services, including medical and pharmaceutical supplies, and overall labor resource efficiencies.

  General and Administrative Expenses. General and administrative expenses increased $2,018,000 to $12,117,000 in the 1995 Seven Month Period from $10,099,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, general and administrative expenses declined to 6.9% in the 1995 Seven Month Period from 8.3% in the 1994 Seven Month Period. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $1,066,000 to $4,552,000 in the 1995 Seven Month Period from $3,486,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, provision for doubtful accounts decreased to 2.6% in the 1995 Seven Month Period from 2.9% in the 1994 Seven Month Period. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources. The decrease for the 1995 Seven Month Period reflects better management of accounts receivable, including increased collection efforts, billing accuracy and improved preauthorization procedures with payors.

  Depreciation and Amortization. Depreciation and amortization increased $3,710,000 to $10,808,000 in the 1995 Seven Month Period from $7,098,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, depreciation and amortization increased to 6.1% in the 1995 Seven Month Period from 5.8% in the 1994 Seven Month Period. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Merger Expenses. Merger expenses in the 1995 Seven Month Period were the expenses incurred as a result of the RTC merger completed on August 1, 1995 which was accounted for under the pooling-of-interests method of accounting. These expenses included fees for the investment banker, attorneys, accountants, and various other expenses incurred as a result of combining the companies.

  Operating Income. Operating income increased $15,255,000 to $33,267,000 in the 1995 Seven Month Period from $18,012,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, operating income increased to 18.9% in the 1995 Seven Month Period from 14.8% in the 1994 Seven Month Period. This increase in operating income reflects a decrease in facility operating expenses, general and administrative expenses, and the provision for doubtful accounts, slightly offset by an increase in depreciation and amortization, all as a percentage of net operating revenues.

  Interest Expense. Interest expense, net of interest income, increased $2,993,000 to $6,831,000 in the 1995 Seven Month Period from $3,838,000 in the
1994 Seven Month Period, and as a percentage of net operating revenues, interest expense, net of interest income, was 3.9% in the 1995 Seven Month Period and 3.1% in the 1994 Seven Month Period. Cash interest expense during the 1995 Seven Month Period was $2,466,000 and non-cash interest during the same period was $5,228,000 versus $1,198,000 and $3,274,000 in the 1994 Seven
Month Period, respectively. The increase in the 1995 Seven Month Period cash interest expense was due primarily to increased borrowing under the TRC Credit Facility and the increase in non cash interest expense was due to the August 11, 1994 issuance of the Discount Notes, which resulted in four and a half months of interest expense recognized in the 1994 Seven Month Period as compared to a full seven months of interest expense recognized in the 1995 Seven Month Period. In addition, interest accrued in the 1995 Seven Month Period on a higher accreted principal amount through December 7, 1995, on which date the Company redeemed 35% of the principal amount of the Discount Notes at maturity.

  Provision for Income Taxes. Provision for income taxes increased $5,172,000 to $9,931,000 in the 1995 Seven Month Period from $4,759,000 in the 1994 Seven Month Period, and the effective income tax rate after minority interests increased to 40.3% in the 1995 Seven Month Period from 35.8% in the 1994 Seven Month Period. The increase was primarily due to an increase in the blended state tax rates.

  Minority Interests. Minority interests increased $906,000 to $1,784,000 in the 1995 Seven Month Period from $878,000 in the 1994 Seven Month Period, and as a percentage of net operating revenues, minority interest increased to 1.0% in the 1995 Seven Month Period from 0.7% in the 1994 Seven Month Period. This increase in minority interest as a percentage of revenue is a result of increased profitability at these partnership affiliates and subsidiaries and an increase in the number of company facilities owned by such partnership affiliates.

  Extraordinary Loss. On December 7, 1995 the Company redeemed 35% of the accreted value of the Discount Notes at a redemption premium of 111% for a total redemption price of $31,912,000. In connection with this redemption, the Company recorded an extraordinary loss of $2,555,000 (net of income tax effect) in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash. Net cash provided by operating activities of the Company was $21,279,000, $30,926,000, $14,393,000 and $19,305,000 for Year End
1997, Year End 1996, 1995 Seven Month Period and the fiscal year ended May 31, 1995, respectively. Net cash provided by operating activities consists of the Company's net income, increased by an extraordinary item related to the early extinguishment of debt (for the 1995 Seven Month Period and Year End 1996) and non-cash expenses such as depreciation, amortization, accreted interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $526,217,000, $273,069,000, $47,973,000 and $83,156,000 for
Year End 1997, Year End 1996, 1995 Seven Month Period and the fiscal year ended May 31, 1995, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $489,754,000 for Year End 1997 consisting primarily of proceeds from the Company's Credit Facilities, $225,058,000 for Year End 1996 consisting primarily of net proceeds from two public issuances of common stock, net proceeds from the Credit Facility and proceeds from issuance of the RTC Convertible Subordinated Notes, offset by amounts paid in connection with the remaining Discount Notes; $67,003,000 for the 1995 Seven Month Period consisting primarily of net proceeds from the IPO, less amounts paid in connection with the redemption of 35% of the outstanding Discount Notes and net payments of borrowings under the Credit Facility; and $66,571,000 for the fiscal year ended May 31, 1995, consisting primarily of debt and equity offering proceeds, and borrowings under the Credit Facility, net of cash dividends paid to Tenet.

  Expansion. The Company anticipates aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities including the development costs of 30 de novo facilities after March 31, 1998 will be approximately $40,000,000.

  The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $800,000 to $1,200,000 for initial construction and equipment and $200,000 to $300,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a de novo facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future de novo facilities.

  From January 1, 1998 through March 31, 1998 the Company has paid approximately $51 million in consideration for acquisitions of nine facilities and a pharmacy operation. Additionally, the Company has entered into letters of intent to acquire additional facilities for approximately $100 million.

  Credit Facilities. On October 24, 1997, the Company expanded its existing $400 million Credit Facility to an aggregate of $1,050,000,000 in two bank facilities. The Credit Facilities consist of a seven-year $800 million revolving credit facility and a ten-year $250 million term facility. Under the revolving credit facility, up to $100,000,000 may be used in connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. Up to $75,000,000 of the available letters of credit or borrowings under the revolving credit facility may be utilized for foreign financing. In general, borrowings under the Credit Facilities bear interest at one of two floating rates selected by the Company:
(i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); or (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.75% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed upon, the Alternate Base Rate.

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

  Stock Split. On September 30, 1997 the Company declared a five-for-three split of its Common Stock in the form of a stock dividend. Stockholders of record on October 7, 1997 received two additional shares of the Company's Common Stock for every three shares owned. The dividend shares were delivered to the record stockholders on October 20, 1997. The Company issued a cash dividend for all fractional shares of approximately $14,000 which was also paid on October 20, 1997.

  Year 2000 Risks. Certain of the Company's older computer software programs identify years with two digits instead of four. This is likely to cause problems because the programs may recognize the year 2000 as the year 1900. Plans are in the process to eliminate all Year 2000 software problems. The Company fully expects to complete the necessary conversions by the end of the second quarter of 1999. The Company believes that the cost of modifying those systems that were not already scheduled for replacement for business reasons prior to 2000 is immaterial. Although the Company does not expect Year 2000 to have a material adverse effect on its internal operations, it is possible that Year 2000 problems could have a significant adverse effect on (i) the Company's suppliers and their ability to service the Company and to accurately process payments received and (ii) the ability of certain third party insurance payors and governmental payors, such as Medicare and the individual state Medicaid programs, to accurately process remittance (payments) on patient accounts receivable due to the Company.

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

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)Documents filed as part of this Report:

    (1) Index to Financial Statements of Total Renal Care Holdings, Inc.:

                                                                           PAGE
         Report of Independent Accountants of Price Waterhouse LLP         F-1
         Report of Independent Accountants of Coopers & Lybrand L.L.P.     F-2
         Report of Independent Accountants of Deloitte & Touche LLP        F-3
         Report of Independent Accountants of Baird, Kurtz & Dobson        F-4
         Consolidated Balance Sheets as of December 31, 1996 and December
         31, 1997                                                          F-5
         Consolidated Statements of Income for year ended May 31, 1995, the seven months ended December 31, 1994 (unaudited) and
         December 31, 1995 and the years ended December 31, 1995
         (unaudited), December 31, 1996 and December 31, 1997              F-6
         Consolidated Statements of Stockholders' Equity for the year ended May 31, 1995, the seven months ended December 31, 1995 and
         the years ended December 31, 1996 and December 31, 1997           F-7
         Consolidated Statements of Cash Flows for year ended May 31,
         1995, the seven months ended December 31, 1994 (unaudited) and
         December 31, 1995 and the years ended December 31, 1995
         (unaudited), December 31, 1996 and December 31, 1997              F-8
         Notes to Consolidated Financial Statements                        F-9

    (2) Index to Financial Statements of Renal Treatment Centers, Inc.:

         Report of Independent Accountants of Coopers & Lybrand L.L.P.   F-34
         Consolidated Balance Sheets at December 31, 1996 and 1997       F-35
         Consolidated Statements of Income for the years ended December
         31, 1995, 1996 and 1997                                         F-36
         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1995, 1996 and 1997                          F-37
         Consolidated Statements of Cash Flows for the years ended
         December 31, 1995, 1996 and 1997                                F-38
         Notes to Consolidated Financial Statements                      F-39

    (3) Index to Financial Statement Schedules:

         Report of Independent Accountants on Financial Statement
         Schedule of Price Waterhouse LLP                               S-1
         Schedule II--Valuation and Qualifying Accounts of Total Renal
         Care Holdings Inc.                                             S-2

    (4)(a) Exhibits:

 EXHIBIT                                                                 PAGE
 NUMBER                           DESCRIPTION                           NUMBER
   3.1   Amended and Restated Certificate of Incorporation of the
          Company, dated December 4, 1995.@@
   3.2   Certificate of Amendment of Certificate of Incorporation of
          the Company, dated February 26, 1998.+++
   3.3   Bylaws of the Company, dated October 6, 1995.+
   4.1   Shareholders Agreement, dated August 11, 1994 between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Continental Bank, as
          voting trustee, and the Company.##
   4.2   Agreement and Amendment, dated as of June 30, 1995, between
          DLJMBP, DLJIP, DLJOP, DLJMBF, DLJESC, Tenet, the Company,
          Victor M.G. Chaltiel, the Putnam Purchasers, the Crescent
          Purchasers and the Harvard Purchasers, relating to the
          Shareholders Agreement dated as of August 11, 1994 between
          DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties, Continental
          Bank, as voting trustee, and the Company.##

 EXHIBIT                                                                 PAGE
 NUMBER                           DESCRIPTION                           NUMBER
  10.1   Subscription Agreement dated May 26, 1994 between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Tenet and the
          Company.#
  10.2   Services Agreement dated August 11, 1994 between the Company and Tenet.##
  10.3   Noncompetition Agreement dated August 11, 1994 between the
          Company and Tenet.##
  10.4   Employment Agreement dated as of August 11, 1994 by and
          between the Company and Victor M.G. Chaltiel (with forms of
          Promissory Note and Pledge and Stock Subscription Agreement
          attached as exhibits thereto) (the "Chaltiel Employment
          Agreement").##*
  10.5   Amendment to Chaltiel Employment Agreement, dated as of
          August 11, 1994.##*
  10.6   Employment Agreement dated as of September 1, 1994 by and
          between the Company and Barry C. Cosgrove.##*
  10.7   Employment Agreement dated as of August 11, 1994 by and
          between the Company and Leonard W. Frie (the "Frie
          Employment Agreement").##*
  10.8   Amendment to Frie Employment Agreement, dated as of October
          11, 1994.##*
  10.9   Employment Agreement dated as of September 1, 1994 by and
          between the Company and John E. King.##*
  10.10  First Amended and Restated 1994 Equity Compensation Plan
          (the "1994 Plan") of the Company (with form of Promissory
          Note and Pledge attached as an exhibit thereto), dated
          August 5, 1994.##*
  10.11  Form of Stock Subscription Agreement relating to the 1994
          Plan.##*
  10.12  Form of Purchased Shares Award Agreement relating to the
          1994 Plan.##*
  10.13  Form of Nonqualified Stock Option relating to the 1994
          Plan.##*
  10.14  1995 Equity Compensation Plan.+*
  10.15  Employee Stock Purchase Plan.+*
  10.16  Option Exercise and Bonus Agreement dated as of September
          18, 1995 between the Company and Victor M.G. Chaltiel.+*
  10.17  1997 Equity Compensation Plan.**
  10.18  Subsidiary Guaranty (the "Subsidiary Guaranty") dated as of
          October 24, 1997 by Total Renal Care, Inc., TRC West, Inc.
          and Total Renal Care Acquisition Corp. in favor of and for the benefit of The Bank of New York, as Collateral Agent,
          the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined
          therein), the Acknowledging Interest Rate Exchangers (as
          defined therein) and the Acknowledging Currency Exchangers
          (as defined therein). Renal Treatment Centers--Mid-
          Atlantic, Inc., Renal Treatment Centers--Northeast, Inc.,
          Renal Treatment Centers--California, Inc., Renal Treatment
          Centers--West, Inc., and Renal Treatment Centers--
          Southeast, Inc. subsequently executed an agreement in this form on February 27, 1998.@@@
  10.19  Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of
          New York, as Collateral Agent, the lenders to the Revolving
          Credit Agreement, the lenders to the Term Loan Agreement,
          the Term Agent (as defined therein), the Acknowledging
          Interest Rate Exchangers (as defined therein) and the
          Acknowledging Currency Exchangers (as defined
          therein).@@@

 EXHIBIT                                                                 PAGE
 NUMBER                           DESCRIPTION                           NUMBER
  10.20  Form of Subsidiary Pledge Agreement dated as of October 24,
          1997 by Total Renal Care, Inc., TRC West, Inc. and Total
          Renal Care Acquisition Corp., and The Bank of New York, as
          Collateral Agent, the lenders to the Revolving Credit
          Agreement, the lenders to the Term Loan Agreement, the Term
          Agent (as defined therein), the Acknowledging Interest Rate
          Exchangers (as defined therein) and the Acknowledging
          Currency Exchangers (as defined therein). RTC subsequently executed an agreement in this form on February 27,
          1998.@@@
  10.21  Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware
          corporation and wholly-owned subsidiary of TRCH, and
          RTC.###
  10.22  Amendment No. 2 and Consent No. 2 to the Revolving Credit
          Agreement and First Amendment to the Subsidiary Guaranty
          dated February 17, 1998.+++
  10.23  Third Amendment to the Term Loan Agreement and First
          Amendment to the Subsidiary Guaranty dated February 17,
          1998. (The provisions of this agreement amending the
          original term loan agreement have been superseded by
          exhibit no. 10.31 hereof.)+++
  10.24  Special Purpose Option Plan.++
  10.25  Indenture, dated June 12, 1996, by RTC to PNC Bank including form of RTC Note (the "Indenture").***
  10.26  First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the Indenture.+++
  10.27  Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the Indenture.+++
  10.28  Guaranty, entered into as of March 31, 1998, by the Company in favor of and for the benefit of PNC Bank.+++
  10.29  Amended and Restated Term Loan Agreement, dated April 30,
          1998, by and among the Company, the lenders party thereto,
          DLJ Capital Funding, Inc., as Syndication Agent, and The
          Bank of New York, as Administrative Agent (the "Term Loan
          Agreement").X
  10.30  Amended and Restated Revolving Credit Agreement, dated April
          30, 1998, by and among the Company, the lenders party
          thereto, DLJ Capital Funding, Inc., as Syndication Agent,
          First Union National Bank, as Documentation Agent, and The
          Bank of New York, as Administrative Agent (the "Revolving
          Credit Agreement").X
  10.31  Form of First Amendment to Borrower/Subsidiary Pledge
          Agreement, dated April 30, 1998, by and among the Company,
          RTC, Total Renal Care, Inc., and The Bank of New York, as
          Collateral Agent.X
  10.32  Form of Acknowledgment and Confirmation, dated April 30,
          1998, by the Company, RTC, TRC West, Inc., Total Renal
          Care, Inc., Total Renal Care Acquisition Corp., Renal
          Treatment Centers--Mid-Atlantic, Inc., Renal Treatment
          Centers--Northeast, Inc., Renal Treatment Centers--
          California, Inc., Renal Treatment Centers--West, Inc., and
          Renal Treatment Centers--Southeast, Inc. for the benefit of
          The Bank of New York, as Collateral Agent and the lenders
          party to the Term Loan Agreement or the Revolving Credit
          Agreement.X
  21     List of Subsidiaries of the Company.+++
  23.1   Consent of Price Waterhouse LLP.X
  23.2   Consent of Coopers & Lybrand L.L.P.X
  23.3   Consent of Deloitte & Touche, L.L.P.X


 EXHIBIT                                                                PAGE
 NUMBER                          DESCRIPTION                           NUMBER
  23.4   Consent of Baird, Kurtz & Dobson.X
  24     Powers of Attorney with respect to the Company (included on
          Page II-1 hereof).+++
  27     Financial Data Schedule.X

--------
 X  Included in this filing.
 @  Filed on October 18, 1996 as an exhibit to the Company's Current Report on
     Form 8-K.
@@ Filed on March 18, 1996 as an exhibit to the Company's Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
@@@ Filed on December 19, 1997 as an exhibit to the Company's Current Report on Form 8-K.
 +  Filed on October 24, 1995 as an exhibit to Amendment No. 2 to the Company's
     Registration Statement on Form S-1 (Registration Statement No. 33-97618). ++ Filed on February 25, 1998 as an exhibit to the Company's Registration
     Statement on Form S-8 (Registration Statement No. 333-46887).
+++ Filed on March 31, 1998 as an exhibit to the Company's Form 10-K for the year ended December 31, 1997.
 #  Filed on June 6, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-79770).
 ## Filed on August 29, 1995 as an exhibit to the Company's Form 10-K for the year ended May 31, 1995.
### Filed on December 19, 1997 as Annex A to the Company's Registration
     Statement on Form S-4 (Registration No. 333-42653).
 *  Management contract or executive compensation plan or arrangement.
 ** Filed on August 29, 1997 as an exhibit to the Company's Registration
     Statement on Form S-8 (Registration Statement No. 333-34695).
*** Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Total Renal Care Holdings, Inc.

  In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Total Renal Care Holdings, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Renal Treatment Centers, Inc. (RTC) a wholly-owned subsidiary, which statements reflect total assets of $293,948,000 and $585,494,000 at December 31, 1996 and 1997, respectively, and total revenues of $115,457,000; $86,752,000;
$225,077,000 and $322,792,000 for the year ended December 31, 1994, the six months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for RTC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Seattle, Washington
February 16, 1998,
except as to the pooling of interests with RTC which is as of May 14, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

Stockholders and Board of Directors
Renal Treatment Centers, Inc.

  We have audited the accompanying consolidated balance sheets of Renal Treatment Centers, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the four years in the period ended December 31, 1997 and for the six month period ended December 31, 1995 (not presented separately herein). Our audits also included Financial Statement Schedule II of Renal Treatment Centers, Inc. and its subsidiaries (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Wichita Dialysis Group and Healthcare Corporation and Affiliates for the year ended December 31, 1994. Such Companies were acquired by the Company in business combinations which have both been accounted for using the pooling of interest method of accounting, as described in Note 2 to the financial statements. The financial statements for the Companies reflect 22 percent of total consolidated net patient revenue for the year ended December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it related to the amounts included for Wichita Dialysis Group and Healthcare Corporation and Affiliates, is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Treatment Centers, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the four years in the period ended December 31, 1997 and for the six month period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to included therein.

Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
May 14, 1998

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Healthcare Corporation and Affiliates
Nashville, Tennessee

  We have audited the combined statements of income, stockholder's equity and cash flows for the year ended December 31, 1994 of Healthcare Corporation and Affiliates (the "Company"). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such combined financial statements (not presented separately herein) present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Nashville, Tennessee
March 31, 1995

                        INDEPENDENT ACCOUNTANTS' REPORT

The Shareholders
Wichita Dialysis Group
Wichita, Kansas

  We have audited the accompanying combined balance sheets of WICHITA DIALYSIS GROUP as of December 31, 1993 and 1994, and the related combined statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of WICHITA DIALYSIS GROUP as of December 31, 1993 and 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                              /s/ Baird, Kurtz & Dobson
                                          _____________________________________
                                                  Baird, Kurtz & Dobson

July 14, 1995, except for Note 9 as to which the date is July 24, 1995 Wichita, Kansas

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,   DECEMBER 31,
                                                     1996           1997
                     ASSETS
Cash and cash equivalents....................... $ 21,327,000  $    6,143,000
Investments.....................................   41,202,000               0
Patient accounts receivable, less allowance for
 doubtful accounts of $15,765,000 and
 $30,695,000, respectively......................  156,207,000     248,408,000
Receivable from Tenet...........................      347,000         534,000
Inventories.....................................   10,433,000      15,766,000
Deferred income taxes...........................    5,383,000       9,853,000
Prepaid expenses and other current assets.......   17,304,000      21,500,000
                                                 ------------  --------------
    Total current assets........................  252,203,000     302,204,000
Property and equipment, net.....................   97,844,000     172,838,000
Notes receivable from related parties...........    1,919,000      11,344,000
Deferred taxes, noncurrent......................                      385,000
Other long-term assets..........................    1,992,000      17,198,000
Intangible assets, net..........................  311,263,000     774,266,000
                                                 ------------  --------------
                                                 $665,221,000  $1,278,235,000
                                                 ============  ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable................................ $ 23,841,000  $   33,283,000
Employee compensation and benefits..............   16,349,000      25,430,000
Other accrued liabilities.......................   12,605,000      15,927,000
Current portion of long-term obligations........   14,433,000      27,810,000
                                                 ------------  --------------
    Total current liabilities...................   67,228,000     102,450,000
                                                 ------------  --------------
Long-term debt..................................  233,126,000     723,782,000
                                                 ------------  --------------
Deferred income taxes...........................       61,000       2,500,000
                                                 ------------  --------------
Other long-term liabilities.....................      993,000       1,594,000
                                                 ------------  --------------
Minority interests..............................    4,714,000      19,079,000
                                                 ------------  --------------
Commitments and contingencies (Notes 8, 9 and
 13)
Stockholders' equity
  Preferred stock ($.001 par value; 5,000,000
   shares authorized; none outstanding).........          --              --
  Common stock ($.001 par value, 195,000,000
   shares authorized; 76,686,364 and 77,991,595
   shares issued and outstanding)...............       77,000          78,000
  Additional paid-in capital....................  343,586,000     358,492,000
  Notes receivable from stockholders............   (2,827,000)     (3,030,000)
  Retained earnings.............................   18,263,000      73,290,000
                                                 ------------  --------------
    Total stockholders' equity..................  359,099,000     428,830,000
                                                 ------------  --------------
                                                 $665,221,000  $1,278,235,000
                                                 ============  ==============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                           SEVEN MONTHS ENDED
                           YEAR ENDED         DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                            MAY 31,     --------------------------  ----------------------------------------
                              1995          1994          1995          1995          1996          1997
                                        (UNAUDITED)                 (UNAUDITED)
Net operating revenues..  $214,425,000  $122,065,000  $176,463,000  $299,411,000  $498,024,000  $760,997,000
                          ------------  ------------  ------------  ------------  ------------  ------------
Operating expenses
 Facilities.............   146,560,000    83,370,000   115,219,000   198,654,000   344,180,000   510,990,000
 General and
  administrative........    17,856,000    10,099,000    12,117,000    21,000,000    32,350,000    50,099,000
 Provision for doubtful
  accounts..............     5,492,000     3,486,000     4,552,000     7,580,000    15,737,000    20,525,000
 Depreciation and
  amortization..........    12,343,000     7,098,000    10,808,000    18,603,000    32,445,000    54,603,000
 Merger costs...........                                   500,000     2,088,000     2,808,000
                          ------------  ------------  ------------  ------------  ------------  ------------
 Total operating
  expenses..............   182,251,000   104,053,000   143,196,000   247,925,000   427,520,000   636,217,000
                          ------------  ------------  ------------  ------------  ------------  ------------
Operating income........    32,174,000    18,012,000    33,267,000    51,486,000    70,504,000   124,780,000
Interest expense, net of
 capitalized interest...    (8,651,000)   (4,472,000)   (7,694,000)  (12,830,000)  (13,417,000)  (28,214,000)
Interest income.........       800,000       634,000       863,000     1,029,000     3,858,000     3,175,000
                          ------------  ------------  ------------  ------------  ------------  ------------
 Income before income
  taxes, minority
  interests and
  extraordinary item....    24,323,000    14,174,000    26,436,000    39,685,000    60,945,000    99,741,000
Income taxes............     7,827,000     4,759,000     9,931,000    13,841,000    22,960,000    40,212,000
                          ------------  ------------  ------------  ------------  ------------  ------------
 Income before minority
  interests and
  extraordinary item....    16,496,000     9,415,000    16,505,000    25,844,000    37,985,000    59,529,000
Minority interests in
 income of consolidated
 subsidiaries...........     1,593,000       878,000     1,784,000     2,544,000     3,578,000     4,502,000
                          ------------  ------------  ------------  ------------  ------------  ------------
 Income before
  extraordinary item....    14,903,000     8,537,000    14,721,000    23,300,000    34,407,000    55,027,000
Extraordinary loss
 related to early
 extinguishment of debt,
 net of tax.............                                 2,555,000     2,555,000     7,700,000
                          ------------  ------------  ------------  ------------  ------------  ------------
Net income..............  $ 14,903,000  $  8,537,000  $ 12,166,000  $ 20,745,000  $ 26,707,000  $ 55,027,000
                          ============  ============  ============  ============  ============  ============
Earnings per common
 share:
 Net income before
  extraordinary item....  $       0.33  $       0.20  $       0.26  $       0.43  $       0.46  $       0.71
 Extraordinary loss.....                                     (0.04)        (0.05)        (0.10)
                          ------------  ------------  ------------  ------------  ------------  ------------
 Net income.............  $       0.33  $       0.20  $       0.22  $       0.38  $       0.36  $       0.71
                          ============  ============  ============  ============  ============  ============
Weighted average number
 of common shares
 outstanding............    45,301,000    42,682,000    57,109,000    53,936,000    74,042,000    77,524,000
                          ============  ============  ============  ============  ============  ============
Earnings per common
 share--assuming
 dilution:
 Net income before
  extraordinary item....  $       0.31  $       0.19  $       0.25  $       0.40  $       0.45  $       0.69
 Extraordinary loss.....                                     (0.05)        (0.04)        (0.10)
                          ------------  ------------  ------------  ------------  ------------  ------------
 Net income.............  $       0.31  $       0.19  $       0.20  $       0.36  $       0.35  $       0.69
                          ============  ============  ============  ============  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............    47,506,000    44,879,000    60,693,000    57,744,000    77,225,000    79,975,000
                          ============  ============  ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK
                          -------------------
                                                               NOTES
                                               ADDITIONAL    RECEIVABLE     RETAINED
                                                PAID-IN         FROM        EARNINGS
                            SHARES    AMOUNT    CAPITAL     STOCKHOLDERS   (DEFICIT)       TOTAL
Balance at May 31, 1994.  21,642,062  $22,000 $ 25,282,000                $ 40,296,000  $ 65,600,000
Shares issued to Tenet..   4,888,890    4,000                                                  4,000
Shares issued in change
 of control:
 DLJMB..................  11,666,667   12,000   10,488,000                                10,500,000
 Employees..............   2,077,778    2,000    1,868,000    $(995,000)                     875,000
Shares issued in
 offerings..............   7,393,315    7,000   51,994,000                                52,001,000
Stock issuance costs....                        (2,172,000)                               (2,172,000)
Dividend paid to Tenet:
 Cash...................                                                   (75,500,000)  (75,500,000)
 Intercompany receiv-
  able..................                                                    (6,152,000)   (6,152,000)
Shares issued in
 acquisitions...........     729,687    1,000    2,258,000                                 2,259,000
Shares issued to
 employees and others...   1,275,420    1,000    1,147,000     (513,000)                     635,000
Options exercised.......     476,275    1,000      315,000                                   316,000
Acquisition of treasury
 stock..................      (5,797)              (47,000)                                  (47,000)
Dividend distribution...                                                    (1,473,000)   (1,473,000)
Net income..............                                                    14,903,000    14,903,000
                          ----------  ------- ------------  -----------   ------------  ------------
Balance at May 31, 1995.  50,144,297   50,000   91,133,000   (1,508,000)   (27,926,000)   61,749,000
Net proceeds from
 initial public
 offering...............  11,500,000   12,000   98,282,000                                98,294,000
Shares and options
 issued in acquisitions.   1,574,616    1,000    8,453,000                                 8,454,000
Shares issued to
 employees and others...      46,117        0       59,000      (13,000)                      46,000
Shares issued to repay
 debt...................      67,447        0      523,000                                   523,000
Options exercised.......   2,355,894    3,000    2,519,000   (1,330,000)                   1,539,000
Conversion of
 mandatorily redeemable
 common stock...........   1,136,112    1,000    3,989,000                                 3,990,000
Payments on notes
 receivable, net of
 interest accrued.......                                         78,000                       78,000
Income tax benefit
 related to stock
 options exercised......                         1,792,000                                 1,792,000
Acquisition of treasury
 stock..................     (43,868)             (347,000)                                 (347,000)
Dividend distribution...                                                    (1,499,000)   (1,499,000)
Adjustment to conform
 fiscal years of RTC....                                                     6,377,000     6,377,000
Net income..............                                                    12,166,000    12,166,000
                          ----------  ------- ------------  -----------   ------------  ------------
Balance at December 31,
 1995...................  66,780,615   67,000  206,750,000   (2,773,000)   (10,882,000)  193,162,000
Net proceeds from stock
 offerings..............   6,666,667    7,000  128,311,000                               128,318,000
Shares issued in
 acquisitions...........     161,095             2,810,000                                 2,810,000
Shares issued in
 connection with merger.   2,422,534    2,000      105,000                   3,097,000     3,204,000
Shares issued to
 employees and others...       1,883                15,000                                    15,000
Shares issued to repay
 debt...................     190,109             1,474,000                                 1,474,000
Options exercised.......     463,461    1,000    3,183,000                                 3,184,000
Interest accrued on
 notes receivable, net
 of payments............                                        (54,000)                     (54,000)
Income tax benefit
 related to stock
 options exercised......                           938,000                                   938,000
Dividend distribution...                                                      (659,000)     (659,000)
Net income..............                                                    26,707,000    26,707,000
                          ----------  ------- ------------  -----------   ------------  ------------
Balance at December 31,
 1996...................  76,686,364   77,000  343,586,000   (2,827,000)    18,263,000   359,099,000
Shares issued in
 acquisitions...........      17,613               273,000                                   273,000
Shares issued to
 employees and others...     174,775             1,773,000                                 1,773,000
Options exercised.......     447,456             2,025,000                                 2,019,000
Shares issued to repay
 debt...................     664,580    1,000    5,147,000                                 5,148,000
Interest accrued on
 notes receivable, net
 of payments............                                       (203,000)                    (203,000)
Income tax benefit
 related to stock
 options exercised......                         5,453,000                                 5,453,000
Grant of stock options..                           235,000                                   235,000
Issuance of treasury
 stock to repay debt....         807                 6,000                                     6,000
Net income..............                                                    55,027,000    55,027,000
                          ----------  ------- ------------  -----------   ------------  ------------
Balance at December 31,
 1997...................  77,991,595  $78,000 $358,492,000  $(3,030,000)  $ 73,290,000  $428,830,000
                          ==========  ======= ============  ===========   ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          SEVEN MONTHS ENDED
                          YEAR ENDED         DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                           MAY 31,     --------------------------  ------------------------------------------
                             1995          1994          1995          1995          1996           1997
                                       (UNAUDITED)                 (UNAUDITED)
Cash flows from
 operating activities
 Net income............  $ 14,903,000  $  8,537,000  $ 12,166,000  $ 20,745,000  $  26,707,000  $  55,027,000
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Depreciation and
  amortization.........    12,343,000     7,098,000    10,808,000    18,603,000     32,445,000     54,603,000
 Extraordinary loss....                                 4,258,000     4,258,000     12,623,000
 Non-cash interest.....     6,947,000     3,274,000     5,228,000     8,901,000      4,396,000
 Deferred income taxes.    (1,213,000)     (481,000)   (2,219,000)   (2,233,000)    (1,258,000)    (5,131,000)
 Provision for doubtful
  accounts.............     5,492,000     3,486,000     4,552,000     7,580,000     15,737,000     20,525,000
 Loss (gain) on
  disposition of
  property and
  equipment............       (37,000)       (3,000)     (144,000)     (146,000)       (20,000)        76,000
 Equity in (earnings)
  losses from
  affiliate............       (96,000)      (51,000)     (267,000)     (267,000)        16,000        (40,000)
 Minority interests in
  income of
  consolidated
  subsidiaries.........     1,593,000       878,000     1,784,000     2,544,000      3,578,000      4,502,000
 Changes in operating
  assets and
  liabilities, net of
  effect of
  acquisitions:
  Accounts receivable..   (28,612,000)  (16,919,000)  (26,608,000)  (40,247,000)   (52,909,000)  (109,811,000)
  Inventories..........      (383,000)     (804,000)     (968,000)     (267,000)    (3,030,000)    (1,843,000)
  Prepaid expenses and
   other current
   assets..............    (1,363,000)     (398,000)     (277,000)     (432,000)    (8,805,000)      (143,000)
  Other long-term
   assets..............                                  (300,000)     (300,000)                   (9,166,000)
  Accounts payable.....     1,618,000     2,842,000      (560,000)   (3,194,000)     2,147,000       (992,000)
  Employee compensation
   and benefits........     3,473,000     1,453,000      (354,000)    1,216,000      6,043,000      8,539,000
  Other accrued
   liabilities.........     5,115,000     1,262,000     3,757,000     6,867,000       (207,000)     2,791,000
  Income taxes payable.      (475,000)     (483,000)    2,323,000       816,000     (6,315,000)     2,329,000
  Other long-term
   liabilities.........                     107,000     1,214,000       916,000       (222,000)        13,000
                         ------------  ------------  ------------  ------------  -------------  -------------
   Net cash provided by
    operating
    activities.........    19,305,000     9,798,000    14,393,000    25,360,000     30,926,000     21,279,000
                         ------------  ------------  ------------  ------------  -------------  -------------
Cash flow from
 investing activities
 Purchases of property
  and equipment........    (8,935,000)   (4,912,000)   (8,896,000)  (14,713,000)   (41,740,000)   (62,033,000)
 Additions to
  intangible assets....    (1,573,000)     (734,000)   (1,520,000)   (3,086,000)   (10,775,000)   (35,224,000)
 Cash paid for
  acquisitions, net of
  cash acquired........   (72,799,000)  (29,532,000)  (35,450,000)  (56,911,000)  (179,002,000)  (455,090,000)
 Purchase of
  investments..........   (38,500,000)  (26,223,000)                               (55,311,000)
 Sale of investments...    38,589,000    38,589,000                   2,662,000     14,109,000     41,202,000
 Investment in
  affiliate............                                  (972,000)     (972,000)       (46,000)    (2,935,000)
 Issuance of long-term
  notes receivable.....                                (1,379,000)   (1,379,000)      (540,000)   (12,502,000)
 Proceeds from
  disposition of
  property and
  equipment............        62,000        28,000       244,000       495,000        236,000        365,000
                         ------------  ------------  ------------  ------------  -------------  -------------
   Net cash used in
    investing
    activities.........   (83,156,000)  (22,784,000)  (47,973,000)  (73,904,000)  (273,069,000)  (526,217,000)
                         ------------  ------------  ------------  ------------  -------------  -------------
Cash flows from
 financing activities
 Advances from Tenet...     2,874,000     3,499,000
 Proceeds from long-
  term borrowings......    18,539,000    14,987,000       258,000       258,000        107,000      4,511,000
 Principal payments on
  long-term
  obligations..........   (14,414,000)      (61,000)   (2,094,000)   (9,044,000)    (8,649,000)   (26,269,000)
 Proceeds from
  Convertible notes....                                                            121,250,000
 Cash dividends paid to
  Tenet................   (75,500,000)  (75,500,000)
 Payment of Dividend
  distribution.........    (1,473,000)   (1,023,000)     (417,000)   (1,499,000)      (659,000)
 Net proceeds from debt
  offering.............    66,841,000    66,140,000
 Cash paid to retire
  bonds................                               (31,912,000)  (31,912,000)   (68,499,000)
 Proceeds from bank
  credit facility......    13,253,000                  31,981,000    50,916,000    239,835,000    505,000,000
 Payment of bank credit
  facility.............    (4,000,000)                (31,625,000)  (31,625,000)  (188,510,000)
 Net proceeds from
  issuance of common
  stock................    62,159,000    11,122,000    99,947,000   100,267,000    131,517,000      3,792,000
 Income tax benefit
  related to stock
  options exercised....                                 1,792,000     1,792,000        938,000      5,453,000
 Cash received on notes
  receivable from
  stockholders.........                                   175,000       175,000        170,000         35,000
 Distributions to
  minority interests...    (1,708,000)     (723,000)   (1,102,000)   (2,087,000)    (2,442,000)    (2,768,000)
                         ------------  ------------  ------------  ------------  -------------  -------------
   Net cash provided by
    financing
    activities.........    66,571,000    18,441,000    67,003,000    77,241,000    225,058,000    489,754,000
                         ------------  ------------  ------------  ------------  -------------  -------------
Net increase (decrease)
 in cash...............     2,720,000     5,455,000    33,423,000    28,697,000    (17,085,000)   (15,184,000)
Cash and cash
 equivalents at
 beginning of period...     2,109,000     4,260,000     4,989,000     9,715,000     38,412,000     21,327,000
                         ------------  ------------  ------------  ------------  -------------  -------------
Cash and cash
 equivalents at end of
 period................  $  4,829,000  $  9,715,000  $ 38,412,000  $ 38,412,000  $  21,327,000  $   6,143,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Total Renal Care Holdings, Inc. (the Company) operates kidney dialysis facilities and provides related medical services in Medicare certified dialysis facilities in various geographic sectors of the United States and also in Argentina, Puerto Rico, Europe and Guam.

  The Company was a wholly-owned subsidiary of Tenet Healthcare Corporation ("Tenet", formerly National Medical Enterprises, Inc.) until August 1994. In August 1994, the Company completed a public offering of senior subordinated notes and common stock, the proceeds of which were used to partially fund a dividend to Tenet. Immediately after payment of the dividend, Donaldson, Lufkin, Jenrette Merchant Banking Funding, Inc. and certain of its affiliates (DLJMB) and certain members of management acquired newly issued common stock of the Company to effect a change in control of the Company. Although there was a change in control, the Company's accounts were not adjusted from their historical bases due to the significant continuing ownership interest of Tenet.

  On February 27, 1998 the Company acquired Renal Treatment Centers, Inc. ("RTC"), with headquarters in Berwyn, Pennsylvania ("Merger"). In connection with the Merger, the Company issued 34,565,729 shares of its common stock in exchange for all of the outstanding shares of RTC common stock. RTC shareholders received 1.335 shares of the Company's common stock for each share of RTC common stock that they owned. The Company also issued 2,156,424 options in substitution for previously outstanding RTC stock options, including 1,662,354 of the vested options that were exercised on the merger date or shortly thereafter. In addition, the Company guaranteed $125,000,000 of RTC's 5 5/8% subordinated convertible notes. In conjunction with this transaction, the Board and the Company's stockholders authorized an additional 140,000,000 share of common stock. The RTC merger transaction has been accounted for as a pooling of interests and as such, the consolidated financial statements have been restated to include RTC for all periods presented. RTC has always used a December 31 year end while the Company used a May 31 year end until May 31, 1995 after which it changed to a December 31 fiscal year end. Accordingly, the restated consolidated financial statements combine the Company's balance sheet as of December 31, 1997 and 1996 and the results of operations and cash flows for the twelve months ended December 31, 1997 and 1996, the seven month period ended December 31, 1995 and the twelve months ended May 31, 1995 with RTC's balance sheet as of December 31, 1997 and 1996 and the results of operations and cash flows for the twelve months ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the twelve months ended December 31, 1994, respectively. Net revenue and net income of RTC for the six month period ended June 30, 1995 was $77,816,000 and $6,377,000, respectively, with the net income reflected as an adjustment to retained earnings effective July 1, 1995. See Note 17.

  There were no transactions between the Company and RTC prior to the combination and immaterial adjustments were recorded to conform RTC's accounting policies. Certain reclassifications were made to the RTC financial statements to conform to the Company's presentations.

 Basis of presentation

  The consolidated financial statements include the accounts of Total Renal Care Holdings, Inc. and its wholly-owned and majority-owned corporate subsidiaries and partnership investments. All significant intercompany transactions and balances have been eliminated in consolidation.

  In February 1996, RTC acquired, through two separate transactions, Intercontinental Medical Services, Inc. ("IMS") and Midwest Dialysis Unit and its affiliates (collectively "MDU"). Each of the transactions was separately accounted for as a pooling-of-interests. The consolidated financial statements include the results of IMS and MDU as of January 1, 1996. Prior year financial statements have not been restated to reflect these transactions because the effect of such transactions is not material.

                        TOTAL RENAL CARE HOLDINGS, INC.

  In July 1996, RTC acquired Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. (collectively "the Group"). In July 1995, RTC acquired Wichita Dialysis Center, P.A., Southeast Kansas Dialysis Center, P.A., Garden City Dialysis Center, P.A. and Wichita Dialysis Center, East, P.A. (the "Wichita Companies"). In March 1995, RTC acquired Healthcare Corporation and its affiliates (collectively, "HCC"). These transactions were accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been prepared to give retroactive effect to the mergers.

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

  During the years ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997, the Company received approximately 72%, 61%, 65% and 61%, respectively, of its dialysis revenues from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid amounted to $119,611,000 and $205,564,000 as of December 31, 1996, and 1997, respectively. Medicare historically pays approximately 80% of government established rates for services provided by the Company. The remaining 20% is typically paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

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

  In August 1993, the provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") became effective. The OBRA 93 provisions were originally interpreted by the Health Care Financing Administration (HCFA) to modify the requirements that employer group health sponsored insurance plans (private payors) be the primary payor for end-stage renal disease (ESRD) patients who subsequently become dually entitled to Medicare benefits because of ESRD following initial eligibility under age or disability provisions. In July 1994, HCFA instructed the Medicare fiscal intermediaries to retroactively apply the provisions of OBRA 93 to August 10, 1993. In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries that it had misinterpreted the OBRA regulations and that Medicare would continue as the primary payor after dual eligibility was achieved under the ESRD provision. In January 1998, a permanent injunction was issued by a federal court preventing HCFA from retroactively applying its reinterpretation of the OBRA 93 regulations as unlawful retroactive rule-making. Accordingly, the Company has recognized as revenue payments from private payors in excess of the revenue previously recognized at lower rates which are attributable to such patients.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

 Investments

  Investments were comprised of investments in corporate bonds and government and government agency securities. Investment income is recognized when earned and realized gains and losses are recognized on a trade date basis, computed based on original cost. The investments are stated at cost, which approximates fair market value. All investments were managed by one financial institution. Subsequent to December 31, 1996, all investments were liquidated, resulting in an immaterial realized gain.

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

 Intangible assets

  Business acquisition costs allocated to patient lists are amortized generally over five to eight years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically three to eleven years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the debt using the effective interest method. Pre-opening and development costs, included in other intangible assets, are amortized over five years.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

 Earnings per share

  In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The Company adopted SFAS 128 in the fourth quarter of 1997, as required by this pronouncement. SFAS 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated by dividing net income before extraordinary item, and net income by the weighted average number of shares of common stock outstanding. Accordingly, earnings per common share assuming dilution includes the dilutive effects of stock options and warrants using the treasury stock method, in determining the weighted average number of shares of common stock outstanding. Not currently used in the calculation is the effect of the Company's convertible debt of $125,000,000. For the years ended December 31, 1996 and 1997, the effect of the convertible debt is antidilutive and as such, is not to be included in the diluted EPS calculation. Earnings per share for all periods presented have been restated following the provisions of SFAS 128.

                        TOTAL RENAL CARE HOLDINGS, INC.

 Interest rate swap agreements

  The Company has entered into two interest rate swap agreements (Note 8) as a means of managing its interest rate exposure. The Company has not entered these agreements for trading or speculative purposes. These agreements have the effect of converting the Company's line of credit obligation from a variable rate to a fixed rate. Net amounts paid or received are reflected as adjustments to interest expense. The counterparty to these agreements is a large international financial institution. These interest rate swap agreements subject the Company to financial risk that will vary during the life of the agreements in relation to the prevailing market interest rates. The Company is also exposed to credit loss in the event of non-performance by this counterparty. However, the Company does not anticipate non-performance by the other party, and no material loss would be expected from non-performance by the counterparty.

 Financial instruments

  The Company's financial instruments consist primarily of cash, investments, accounts receivable, notes receivable from related parties, accounts payable, employee compensation and benefits, and other accrued liabilities. These balances, as presented in the financial statements at December 31, 1996 and 1997, approximate their fair value. Borrowings under the Company's three credit facilities, of which $590,000,000 was outstanding as of December 31, 1997, reflect fair value as they are subject to fees and rates competitively determined in the marketplace. The fair value of the interest rate swap agreement is based on the present value of expected future cash flows from the agreement and was in a net payable position of $49,000 at December 31, 1997. The fair value of convertible subordinated notes was approximately $149,700,000 at December 31, 1997.

 Foreign currency translation

  The Company's principal operations outside of the United States are in Argentina. The currency in Argentina floats with the U.S. dollar, therefore, there are no significant foreign currency translation adjustments. The Company's operations in Europe were nominal through December 31, 1997.

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

 Unaudited financial statements

  In December 1995, the Company changed its year-end to December 31 from May
31. The information presented for the seven months ended December 31, 1994 and the year ended December 31, 1995 has not been audited. In the opinion of management, the unaudited consolidated statements of income and of cash flows include all adjustments consisting solely of normal recurring adjustments necessary to present fairly the Company's consolidated results of operations and cash flows for the seven months ended December 31, 1994 and the year ended December 31, 1995.

 Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.

                        TOTAL RENAL CARE HOLDINGS, INC.

2. PROPERTY AND EQUIPMENT

  Property and equipment comprise the following:

                                  DECEMBER 31,
                            --------------------------
                                1996          1997
   Land.................... $    473,000  $  1,410,000
   Buildings...............    5,428,000     6,463,000
   Leaseholds and
    improvements...........   40,162,000    78,956,000
   Equipment...............   93,194,000   147,824,000
   Construction in
    progress...............    4,638,000     7,352,000
                            ------------  ------------
                             143,895,000   242,005,000
   Less accumulated
    depreciation and
    amortization...........  (46,051,000)  (69,167,000)
                            ------------  ------------
   Property and equipment,
    net.................... $ 97,844,000  $172,838,000
                            ============  ============

  Depreciation and amortization expense on property and equipment was $5,315,000, $4,855,000, $13,903,000 and $22,160,000 for the year ended May 31,
1995, the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

3. INTANGIBLE ASSETS

  A summary of intangible assets is as follows:

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
   Goodwill......................................... $244,539,000  $624,740,000
   Patient lists....................................   58,119,000   122,463,000
   Noncompetition agreements........................   38,984,000    61,797,000
   Deferred debt issuance costs.....................    9,122,000    23,415,000
   Other............................................    6,277,000    18,891,000
                                                     ------------  ------------
                                                      357,041,000   851,306,000
   Less accumulated amortization....................  (45,778,000)  (77,040,000)
                                                     ------------  ------------
                                                     $311,263,000  $774,266,000
                                                     ============  ============

  Amortization expense applicable to intangible assets was $7,028,000, $5,953,000, $18,542,000 and $32,443,000 for the year ended May 31, 1995, the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

  Prepaid expenses and other current assets comprise the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1997
   Supplier rebates and other non-trade receivables.... $ 6,594,000 $10,886,000
   Prepaid income taxes................................   6,491,000   5,501,000
   Prepaid expenses....................................   4,084,000   4,910,000
   Deposits............................................     135,000     203,000
                                                        ----------- -----------
                                                        $17,304,000 $21,500,000
                                                        =========== ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

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

6. OTHER ACCRUED LIABILITIES

  Other accrued liabilities comprise the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1997
Customer refunds........................................ $ 6,068,000 $ 5,278,000
Accrued interest........................................   4,185,000   5,395,000
Other...................................................   2,352,000   5,254,000
                                                         ----------- -----------
                                                         $12,605,000 $15,927,000
                                                         =========== ===========

7. INCOME TAXES

  The provision for income taxes consists of the following:

                                       SEVEN MONTHS
                          YEAR ENDED      ENDED     YEARS ENDED DECEMBER 31,
                            MAY 31,    DECEMBER 31, --------------------------
                             1995          1995         1996          1997
   Current
     Federal............. $ 7,602,000   $9,546,000  $ 20,655,000  $ 35,128,000
     State...............   1,438,000    1,462,000     3,562,000     6,430,000
     Foreign.............                                            1,070,000
   Deferred
     Federal.............  (1,002,000)    (943,000)   (1,151,000)   (1,963,000)
     State...............    (211,000)    (134,000)     (106,000)     (453,000)
                          -----------   ----------  ------------  ------------
                          $ 7,827,000   $9,931,000  $ 22,960,000  $ 40,212,000
                          ===========   ==========  ============  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                       ----------------------
                                                          1996        1997
   Receivables, primarily allowance for doubtful
    accounts.......................................... $4,860,000  $8,635,000
   Intangibles, primarily patient lists...............  5,241,000   6,055,000
   Property and equipment.............................                 33,000
   Accrued vacation...................................    831,000   2,114,000
   Deferred compensation..............................    107,000      67,000
   Foreign NOL carryforward...........................                944,000
   Foreign tax credit carryforward....................                200,000
   Other..............................................     14,000     417,000
                                                       ----------  ----------
   Gross deferred tax assets.......................... 11,053,000  18,065,000
   Depreciation and amortization...................... (1,976,000) (2,454,000)
   Intangible assets.................................. (3,442,000) (6,712,000)
   Change in tax accounting method....................   (313,000)    (17,000)
                                                       ----------  ----------
     Gross deferred tax liabilities................... (5,731,000) (9,183,000)
     Valuation allowance..............................             (1,144,000)
                                                       ----------  ----------
     Net deferred tax assets.......................... $5,322,000  $7,738,000
                                                       ==========  ==========

  The valuation allowance relates to deferred tax assets established under SFAS No. 109 for foreign net operating loss carryforwards of $2.86 million and foreign tax credit carryforwards of $200,000. These unutilized loss and credit carryforwards which expire in 2002, will be carried forward to future years for possible utilization. No benefit of these carryforwards has been recognized on the financial statements.

  The reconciliation between the Company's effective tax rate and the U.S. federal income tax rate on income is as follows:

                                                    SEVEN MONTHS  YEARS ENDED
                                         YEAR ENDED    ENDED     DECEMBER 31,
                                          MAY 31,   DECEMBER 31, --------------
                                            1995        1995      1996    1997
   Federal income tax rate.............     34.0%       35.0%      35.0%   35.0%
   State taxes, net of federal benefit.      4.0         3.8        4.1     4.1
   Foreign income taxes................                                     0.4
   Nondeductible amortization of
    intangible assets..................      0.9         1.5        1.1     0.8
   Federal and state income tax benefit
    from S corporation status of HCC...     (4.0)       (1.1)      (0.3)
   Valuation allowance.................                                     1.2
   Other...............................     (0.5)        1.1        0.1     0.7
                                            ----        ----     ------  ------
   Effective tax rate..................     34.4        40.3       40.0    42.2
   Minority interests in partnerships..     (2.2)       (2.7)      (2.3)   (1.9)
                                            ----        ----     ------  ------
   Effective tax rate before minority
    interests..........................     32.2%       37.6%      37.7%   40.3%
                                            ====        ====     ======  ======

                        TOTAL RENAL CARE HOLDINGS, INC.

8. LONG-TERM DEBT

  Long-term debt comprises:

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1997
   Credit Facilities............................... $ 85,000,000  $590,000,000
   Convertible Subordinated Notes, 5 5/8%, due
    2006...........................................  125,000,000   125,000,000
   Acquisition obligations.........................   29,091,000    26,651,000
   Capital lease obligations (Note 9)..............    6,716,000     5,180,000
   Other...........................................    1,752,000     4,761,000
                                                    ------------  ------------
                                                     247,559,000   751,592,000
   Less current portion............................  (14,433,000)  (27,810,000)
                                                    ------------  ------------
                                                    $233,126,000  $723,782,000
                                                    ============  ============

  Maturities of long-term debt for the years ending December 31 are as follows:

        1998....................................................... $ 27,810,000
        1999.......................................................    3,180,000
        2000.......................................................   45,775,000
        2001.......................................................   60,507,000
        2002.......................................................   60,305,000
        Thereafter.................................................  554,015,000

 12% Senior Subordinated Discount Notes

  In August 1994, the Company completed a public offering consisting of units of 12% Senior Subordinated Discount Notes (the "Notes") and common stock. Aggregate proceeds from the offering were $71,294,000, of which $900,000 was allocated to the common stock, based upon the estimated value of the stock and the remaining $70,394,000 to the Notes. The Notes had a stated maturity of August 15, 2004 with the first semi-annual cash interest payment commencing on February 15, 1998, at a rate of 12% per annum. Prior to February 15, 1998, interest was paid in kind through amortization of the discount. The discount was amortized using the effective interest rate of 12.39%.

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

 Credit Facilities

  At December 31, 1997 and 1996, the Company had outstanding borrowings under its revolving credit facilities of $353,000,000 and $85,000,000, respectively.

  On October 24, 1997, the Company expanded its existing $400 million revolving credit facility to an aggregate of $1,050,000,000 consisting of a seven-year $800 million revolving credit facility and a ten-year $250 million term facility. Under the $800 million revolving credit facility, up to $100,000,000 may be used in

                        TOTAL RENAL CARE HOLDINGS, INC.

connection with letters of credit, and up to $15,000,000 in short-term funds may be borrowed the same day notice is given to the banks under a "Swing Line" facility. Up to $75,000,000 of the available letters of credit or borrowings under the revolving credit facility may be utilized for foreign financing. In general, borrowings under the credit facilities bear interest at one of two floating rates selected by the Company: (i) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); or (ii) Adjusted LIBOR (defined as the 30-, 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.75% depending on the Company's leverage ratio. Swing Line borrowings bear interest at either a rate negotiated by the Company and the banks at the time of borrowing or, if no rate is negotiated and agreed upon, the Alternate Base Rate.

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

  The Company and certain of its subsidiaries, including Total Renal Care, Inc. ("TRC"), TRC West, Inc., Total Renal Care Acquisition Corp., RTC, Renal Treatment Centers-Mid Atlantic, Inc., Renal Treatment Centers-Northeast, Inc., Renal Treatment Centers-California, Inc., Renal Treatment Centers-West, Inc. and Renal Treatment Centers-Southeast, Inc., have guaranteed the Company's obligations under the credit facilities on a senior basis.

  RTC also had a Credit Agreement which provided for a $350,000,000 revolving credit/term facility available to fund acquisitions and general working capital requirements, of which $237,000,000 and no amounts were outstanding as of December 31, 1997 and December 31, 1996, respectively. Borrowings under the RTC Credit Agreement bear interest at either (i) the agent bank's base rate payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period Libor rate plus .50% to 1.50%, depending on RTC's ratio of consolidated debt to annualized cash flow, payable at maturity, or, in the case of a six-month period rate, at three months and maturity. The weighted average interst rate of all loans outstanding at December 31, 1997 was 6.9%. The loans are collateralized by all stock of RTC's subsidiaries and the assignment of all intercompany notes. The RTC Credit Agreement was terminated and repaid with borrowings under the TRCH Credit Facilities on February 27, 1998.

 Convertible Subordinated Notes

  In June 1996, RTC issued $125,000,000 of 5 5/8% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into Common Stock at a conversion price of $25.62 principal amount per share, subject to certain adjustments. At any time on or after July 17, 1999, all or any part of the Notes will be redeemable at the Company's option on at least 15 and not more than 60 days notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption.

  The 5 5/8% subordinated convertible notes are issued by the Company's wholly-owned subsidiary, Renal Treatment Centers, Inc. (RTC) and is guaranteed by the Company. The following is summarized financial information of RTC:

                        TOTAL RENAL CARE HOLDINGS, INC.

                                                             DECEMBER 31
                                                      -------------------------
                                                          1996         1997
   Cash and cash equivalents......................... $  1,446,000 $    743,000
   Accounts receivable, net..........................   65,198,000   95,927,000
   Other current assets..............................   54,273,000   19,484,000
                                                      ------------ ------------
     Total current assets............................  120,917,000  116,154,000
   Property and equipment, net.......................   39,578,000   72,777,000
   Intangible assets, net............................  130,646,000  384,529,000
   Other assets......................................    2,807,000   12,034,000
                                                      ------------ ------------
     Total assets.................................... $293,948,000 $585,494,000
                                                      ============ ============
   Current liabilities............................... $ 35,240,000 $ 62,673,000
   Long-term debt....................................  130,574,000  367,219,000
   Other long-term liabilities.......................          --       444,000
   Stockholder's equity..............................  128,134,000  155,158,000
                                                      ------------ ------------
                                                      $293,948,000 $585,494,000
                                                      ============ ============

                                                 YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                             1995         1996         1997
   Net operating revenues............... $164,568,000 $225,077,000 $322,792,000
   Total operating expenses.............  139,748,000  203,402,000  277,869,000
                                         ------------ ------------ ------------
   Operating income.....................   24,820,000   21,675,000   44,923,000
   Interest expense, net................    2,557,000    4,384,000   11,802,000
                                         ------------ ------------ ------------
   Income before income taxes...........   22,263,000   17,291,000   33,121,000
   Income taxes.........................    7,632,000    6,609,000   15,071,000
                                         ------------ ------------ ------------
   Net income........................... $ 14,631,000 $ 10,682,000 $ 18,050,000
                                         ============ ============ ============

 Acquisition Obligations

  In 1994, pursuant to a business acquisition, RTC entered into an agreement to pay $7,364,100 in annual installments commencing June 1995 through June 1998. Interest on the unpaid principal amount of the note accrued at an annual rate of 6.50%, payable in arrears each June 1 from 1995 from 1998. The note allowed the seller to convert the principal amount of the note into that number of shares of common stock of RTC based upon the average daily closing sale price of RTC stock during December 1994. During 1997, the note payable was paid in full through the issuance of common stock.

  In 1996, pursuant to a business acquisition, RTC entered into an agreement to pay a total of $8,050,000 in one installment in January 1997. During 1997, pursuant to several business acquisitions, RTC entered into several other agreements to pay the various Sellers a total of $24,468,000 in one installment in January 1998.

  In conjunction with certain facility acquisitions, the Company issued three letters of credit. Two of these were released on April 1, 1997. The remaining letter of credit of $3,000,000 is being released to the seller in three annual principal installments of $1,000,000 commencing January 1997. The Company has also agreed to pay the seller interest at 6.5% on the outstanding principal. As of December 31, 1996 and December 31, 1997 the aggregate amount outstanding, including accrued interest, was $15,886,000 and $2,183,000 respectively.

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  Future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

        1998...................................................... $ 28,282,000
        1999......................................................   25,461,000
        2000......................................................   23,350,000
        2001......................................................   20,740,000
        2002......................................................   19,588,000
        Thereafter................................................   74,233,000
                                                                   ------------
        Total minimum lease payments.............................. $191,654,000
                                                                   ============

  Rental expense under all operating leases for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997 amounted to $7,425,000, $5,851,000, $15,901,000 and $24,589,000,
respectively.

  The Company also leases certain equipment under capital lease agreements. Future minimum lease payments under capital leases for the years ending December 31 are as follows:

        1998........................................................  $2,473,000
        1999........................................................   2,091,000
        2000........................................................     801,000
        2001........................................................     245,000
        2002........................................................      28,000
        Thereafter..................................................     176,000
                                                                      ----------
                                                                       5,814,000
        Less--Portion representing interest.........................     634,000
                                                                      ----------
        Total capital lease obligation, including current portion of
         $782,000...................................................  $5,180,000
                                                                      ==========

                        TOTAL RENAL CARE HOLDINGS, INC.

  The net book value of fixed assets under capital lease was $5,932,000 and $5,649,000 at December 31, 1996 and 1997, respectively. Capital lease obligations are included in long-term debt (Note 8).

10. STOCKHOLDERS' EQUITY

 Public offerings of common stock

  On March 1, 1994, RTC completed a public offering whereby it issued 6,393,315 shares of common stock. The stock offering resulted in net proceeds to RTC in the amount of $51,101,000 after the deduction of certain expenses.

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

  Immediately following the public debt offering of 12% senior subordinated debt in August 1994, the Company paid Tenet a dividend totaling $81,652,000. The dividend comprised $75,500,000 in cash and $6,152,000 in the forgiveness of Tenet's intercompany balance due the Company. Subsequently, the Company has not made, nor is it intending to make, dividends to its stockholders.

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

  Dividend distributions paid during 1995 and 1996 were to the former shareholders of entities acquired by RTC in transactions accounted for as poolings of interests as described in Note 1.

                        TOTAL RENAL CARE HOLDINGS, INC.

  On September 30, 1997 the Company announced a common stock dividend to all shareholders of record as of October 7, 1997, to be paid on October 20, 1997. Each shareholder received two additional shares of common stock for each three shares held. Fractional shares calculated as a result of the stock dividend were paid out in cash in the amount of approximately $14,000. As such, all share and per share amounts presented in the financial statements and related notes thereto have been retroactively restated to reflect this dividend which was accounted for as a stock split.

 Earnings per share

  The reconciliation of the numerators and denominators used to calculate earnings per share for all periods presented is as follows:

                                           SEVEN MONTHS ENDED                    YEAR ENDED
                                        -------------------------  ----------------------------------------
                           YEAR ENDED   DECEMBER 31, DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                          MAY 31, 1995      1994         1995          1995          1996          1997
                                        (UNAUDITED)                (UNAUDITED)
Net Income:
 As reported............  $14,903,000    $8,537,000  $12,166,000   $20,745,000   $26,707,000   $55,027,000
                          ===========    ==========  ===========   ===========   ===========   ===========
Net Income--assuming di-
 lution:
 As reported............  $14,903,000    $8,537,000  $12,166,000   $20,745,000   $26,707,000   $55,027,000
 Add back interest on
  RTC earnout note, tax
  effected..............                                 136,000       283,000       233,000        34,000
                          -----------    ----------  -----------   -----------   -----------   -----------
                          $14,903,000    $8,537,000  $12,302,000   $21,028,000   $26,940,000   $55,061,000
                          ===========    ==========  ===========   ===========   ===========   ===========
Applicable common
 shares:
 Average outstanding
  during the period.....   45,376,000    42,812,000   57,237,000    54,058,000    74,172,000    77,649,000
 Average mandatorily
  redeemable common
  shares outstanding
  during the period.....      110,000
 Reduction in shares in
  connection with notes
  receivable from
  employees.............     (185,000)     (130,000)    (128,000)     (122,000)     (130,000)     (125,000)
                          -----------    ----------  -----------   -----------   -----------   -----------
Weighted average number
 of shares outstanding
 for use in computing
 earnings per share.....   45,301,000    42,682,000   57,109,000    53,936,000    74,042,000    77,524,000
 Outstanding stock
  options (based on the
  treasury stock
  method)...............    2,205,000     2,197,000    2,728,000     2,897,000     2,411,000     2,288,000
 Dilutive effect of RTC
  earnout note..........            0             0      856,000       911,000       772,000       163,000
                          -----------    ----------  -----------   -----------   -----------   -----------
 Adjusted weighted
  average number of
  common and common
  share equivalent
  shares outstanding....   47,506,000    44,879,000   60,693,000    57,744,000    77,225,000    79,975,000
                          ===========    ==========  ===========   ===========   ===========   ===========
Earnings per common
 share..................  $      0.33    $     0.20  $      0.22   $      0.38   $      0.36   $      0.71
Earnings per common
 share--assuming
 dilution...............  $      0.31    $     0.19  $      0.20   $      0.36   $      0.35   $      0.69

 Stock-Based Compensation Plans

  At December 31, 1997, the Company has four stock-based compensation plans, which are described below.

  1994 Stock Plan. In August 1994, the Company established the Total Renal Care Holdings, Inc. 1994 Equity Compensation Plan (1994 Stock Plan) which provides for awards of nonqualified stock options to purchase common stock and other rights to purchase shares of common stock to certain employees, directors, consultants and facility medical directors of the Company.

  Under terms of the 1994 Stock Plan, the Company may grant awards for up to 8,474,078 shares of common stock. Original options granted generally vest on the ninth anniversary of the date of grant, subject to accelerated

                        TOTAL RENAL CARE HOLDINGS, INC.

vesting in the event the Company meets certain performance criteria. In April 1996, the Company changed the vesting schedule for new options granted so that options vest over four years from the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years.

  Purchase rights to acquire 1,314,450 common shares for $.90-$3.60 per share have been awarded to certain employees under the 1994 Stock Plan, the majority of which were granted in connection with the change in control. All such rights were exercised and the Company received notes for the uncollected portion of the purchase proceeds. The notes bear interest at the lesser of The Bank of New York's prime rate or 8%, are full recourse to the employees, and are secured by the employees' stock. The notes are repayable four years from the date of issuance, subject to certain prepayment requirements. At December 31, 1995, 1996 and 1997 the outstanding notes plus accrued interest totaled $378,000, $227,000, and $212,000 respectively.

  During the year ended May 31, 1995, 1,477,778 of the options issued to purchase common stock were issued to the Company's President. These options originally vested 50% over four years and 50% in the same manner as other options granted under the 1994 Stock Plan. In September 1995, the Board of Directors and stockholders agreed to accelerate the President's vesting period and all of the options became 100% vested. Pursuant to this action, the President exercised all of the stock options through issuance of a full recourse note of $1,330,000 bearing interest at the lesser of prime or 8%. Additionally, the President executed a full recourse note for $1,349,000 bearing interest at the lesser of prime or 8% per annum to meet his tax liability in connection with the stock option exercise. In April 1996, this note was increased by an additional $173,000. These notes are secured by other shares of company stock and mature in September 1999 or upon disposition of the common stock by the President.

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

  1997 Stock Plan. In July 1997, the Company established the Total Renal Care Holdings, Inc. 1997 Equity Compensation Plan (1997 Stock Plan) which provides awards of stock options and the issuance of common shares subject to certain restrictions to certain employees, directors and other individuals providing services to the Company. There are 4,166,667 common shares reserved for issuance under the 1997 Stock Plan. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years. The Company generally issues awards with the exercise prices equal to the market price of the Company's stock on the date of grant.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  A combined summary of the status of the 1994 Stock Plan, 1995 Stock Plan, and 1997 Stock Plan as of and for the seven months ended December 31, 1995 and years ended December 31, 1996 and 1997, is presented below:

                          SEVEN MONTHS ENDED       YEAR ENDED          YEAR ENDED
                           DECEMBER 31, 1995   DECEMBER 31, 1996    DECEMBER 31, 1997
                          -------------------- ------------------- --------------------
                                      WEIGHTED            WEIGHTED             WEIGHTED
                                      AVERAGE             AVERAGE              AVERAGE
                                      EXERCISE            EXERCISE             EXERCISE
                           OPTIONS     PRICE    OPTIONS    PRICE    OPTIONS     PRICE
Outstanding at beginning
 of period..............   2,863,890   $ .90   1,441,685   $ 1.91   3,118,394   $13.82
Granted.................     322,238    5.41   1,818,913    22.28   3,931,080    19.74
Exercised...............  (1,744,443)    .90    (111,647)     .92    (275,620)    3.96
Forfeited...............                         (30,557)    2.43  (1,734,016)   22.46
                          ----------   -----   ---------   ------  ----------   ------
Outstanding at end of
 year...................   1,441,685   $1.91   3,118,394   $13.82   5,039,838   $16.01
                          ==========   =====   =========   ======  ==========   ======
Options exercisable at
 year end...............     351,855             663,007              797,474
Weighted-average fair
 value of options
 granted during the
 year...................               $3.17               $10.52               $ 9.15

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

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ----------------------------------------- ----------------------
                            WEIGHTED-AVERAGE   WEIGHTED-              WEIGHTED-
   RANGE OF                    REMAINING        AVERAGE                AVERAGE
EERCISE PRICESX     OPTIONS CONTRACTUAL LIFE EXERCISE PRICE OPTIONS EXERCISE PRICE
 $ 0.01-$ 5.00      950,917    6.8 years         $ 1.15     666,411     $ 1.08
 $ 5.01-$10.00       19,735    7.0 years           5.44      10,531       5.47
 $10.01-$15.00       13,890    7.8 years          11.82       7,230      11.82
 $15.01-$20.00    3,561,952    8.8 years          18.64      99,969      17.49
 $20.01-$25.00      100,002    9.3 years          22.07       2,083      20.73
 $25.01-$30.00      300,283    9.6 years          26.20      11,250      28.43
 $30.01-$35.00       93,059    9.8 years          30.79           0          0
                  ---------    ---------         ------     -------     ------
                  5,039,838    8.5 years         $16.01     797,474     $ 3.73
                  =========    =========         ======     =======     ======

  RTC Stock Plan. In September 1990, RTC established a stock plan, which provided for awards of incentive and nonqualified stock options to certain directors, officers, employees and other individuals. In 1995 and 1996, the stock plan was amended to increase the number of RTC common shares available for grant to 3,253,395 and 4,321,395 respectively. In addition, in 1996, RTC established an option plan for outside directors pursuant to which nonqualified stock options to purchase up to 80,100 shares of RTC common stock were reserved for issuance.

  Options granted generally vest from three to five years and an option's maximum term is ten years, subject to certain restrictions. Incentive stock options were granted at an exercise price not less than the fair market value of RTC's common stock on the date of grant. Nonqualified stock options were permitted to be granted as low as 50% of market value, subject to certain floor restrictions. Accordingly, compensation expense for the difference between the fair market value and the exercise price for nonqualified stock options is recorded over the vesting period of such options.

                        TOTAL RENAL CARE HOLDINGS, INC.

  In May 1995, RTC granted 559,557 incentive stock options to certain directors, officers and employees of RTC. These options were granted at an exercise price equal to the fair market value of RTC's common stock on the date of the grant. These options vest over three years. Certain options totaling 407,175 vest upon the earlier of attainment of predetermined earnings per share targets or nine years.

  In March 1996, RTC granted 821,495 incentive stock options to certain directors, officers and employees of RTC. These options were granted at an exercise price equal to the fair market value of RTC's common stock on the date of the grant and vest over four years. Certain options aggregating 231,398 vest upon the earlier of attainment of predetermined earnings per share targets or nine years.

  In December 1996, RTC granted 133,500 incentive stock options to an officer of the Company. These options were granted at an exercise price equal to the fair market value of RTC's common stock on the date of the grant and were fully vested on the grant date.

  Also in December 1996, RTC granted 40,050 non-qualified stock options in connection with the release of RTC from certain obligations. The options were granted at an exercise price equal to the fair market value of RTC's common stock on the date of grant and were fully vested as of December 31, 1997.

  During 1997, RTC granted 1,182,543 incentive stock options to certain directors, officers and employees. These options were granted at an exercise price equal to the fair market value of RTC's common stock on the dates of the grants and vest in two to five years.

  In 1997 RTC granted 26,700 options to acquisition consultants for covenants not to compete. These options were granted at a price equal to the fair market values of RTC's common stock on the date of the grant and were valued at $235,000.

  Upon consummation of the Merger, all outstanding options were converted to The Total Renal Care Holdings Inc. Special Purpose Plan (Special Purpose Plan) options. The Special Purpose Plan provides for awards of incentive and nonqualified stock options in exchange for outstanding RTC stock plan options. The Special Purpose Plan options have the same provisions and terms as the RTC stock plan, including acceleration provisions upon certain sale of assets, mergers and consolidations. On the Merger date, there was a conversion of 2,156,426 of the Company's options. Further, options for 1,305,738 shares became fully vested due to change in control accelerated vesting provisions which were contained in the original grants. Options for 1,662,356 shares were exercised subsequent to the Merger date. The Stock Plan Committee has the option of accelerating the remaining options upon certain sale of assets, mergers and consolidations.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the six months ended December 31, 1995, the year ended December 31, 1996 and the year ended December 31, 1997, respectively: dividend yield of 0 percent for all periods; weighted average expected volatility of 29.3%, 29.3% and 43%; risk free interest rates of 6.39%, 6.18% and 6.55%; and expected lives of 6.00, 5.63, 4.29 years.

                        TOTAL RENAL CARE HOLDINGS, INC.

  A summary of the status of the RTC Stock Plan as of and for the six months ended December 31, 1995, and the years ended December 31, 1996 and 1997, is presented below:

                                 SIX MONTHS                YEAR ENDED                YEAR ENDED
                             ENDED DECEMBER 31,           DECEMBER 31,              DECEMBER 31,
                                    1995                      1996                      1997
                          ------------------------- ------------------------- -------------------------
                                     WEIGHTED AVG.             WEIGHTED AVG.             WEIGHTED AVG.
                           OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE PRICE
Outstanding at beginning
 of period..............  1,985,756      $ 6.62     1,658,601      $ 7.33     2,293,483      $11.09
Granted.................      4,197       12.55       997,376       16.50     1,182,543       16.84
Exercised...............   (326,012)       3.08      (351,814)       8.73      (171,830)       7.60
Forfeited...............     (5,340)       8.43       (10,680)       9.09       (19,004)      13.09
                          ---------      ------     ---------      ------     ---------      ------
Outstanding at end of
 year...................  1,658,601      $ 7.33     2,293,483      $11.09     3,285,192      $13.33
                          =========      ======     =========      ======     =========      ======
Options exercisable at
 year end...............    995,018                   966,903                 1,785,169
                          =========                 =========                 =========
Weighted-average fair
 value of options
 granted during the
 year...................  $    4.90                 $    7.35                 $    9.70
                          =========                 =========                 =========

  The following table summarizes information about RTC fixed stock options outstanding at December 31, 1997:

                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  ----------------------------------------- ------------------------
                             WEIGHTED AVG.
   RANGE OF                    REMAINING     WEIGHTED AVG.            WEIGHTED AVG.
EERCISE PRICESX    OPTIONS  CONTRACTUAL LIFE EXERCISE PRICE  OPTIONS  EXERCISE PRICE
  3.75- 7.49.       703,307       4.87           $ 6.49       614,100     $ 6.58
  7.50-11.24.       516,430       7.61             8.58       274,262       8.58
 11.25-14.99.         4,197       7.89            12.55         4,197      12.55
 15.00-18.74.     1,995,843       9.09            16.59       868,580      16.70
 18.75-22.50.        65,415       9.33            20.13        24,030      20.37
                  ---------       ----           ------     ---------     ------
                  3,285,192       7.96           $13.33     1,785,169     $12.01
                  =========       ====           ======     =========     ======

  Stock Purchase Plan. In November 1995, the Company established the Total Renal Care Holdings, Inc. Employees Stock Purchase Plan (the Stock Purchase
Plan) which entitles qualifying employees to purchase up to $25,000 of common stock during each calendar year. The amounts used to purchase stock are typically accumulated through payroll withholdings and through an optional lump sum payment made in advance of the first day of the Plan. The Stock Purchase Plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Except for the initial purchase right period, which began on November 3, 1995 (the date of completion of the initial public offering, and ended on December 31, 1996), each purchase right period begins on January 1 or July 1, as selected by the employee and ends on December 31. Payroll withholdings related to the Stock Purchase Plan, included in accrued employee compensation and benefits, were $411,000, $1,790,000 and $1,120,307 at December 31, 1995, 1996, and 1997
respectively. Subsequent to December 31, 1996, and December 31, 1997, 174,775 and 49,060 shares, respectively were issued to satisfy the Company's obligations under the Plan.

  For the November 1995 and July 1996 purchase right periods the fair value of the employees' purchase rights were estimated on the beginning date of the purchase right period using the Black-Scholes model with the

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                                         SEVEN MONTHS   YEAR ENDED    YEAR ENDED
                                             ENDED     DECEMBER 31,  DECEMBER 31,
                                         DEC. 31, 1995     1996          1997
   Income before extraordinary item....   $14,038,000  $28,830,000   $43,282,000
   Extraordinary loss related to early
    extinguishment of debt, net of tax.     2,555,000    7,700,000             0
                                          -----------  -----------   -----------
     Net income........................   $11,483,000  $21,130,000   $43,282,000
                                          ===========  ===========   ===========
   Earnings per common share
     Income before extraordinary item..   $      0.25  $      0.39   $      0.56
     Extraordinary loss................         (0.05)       (0.10)            0
                                          -----------  -----------   -----------
     Net income........................   $      0.20  $      0.29   $      0.56
                                          ===========  ===========   ===========
   Weighted average number of common
    shares and equivalents outstanding.    56,465,000   74,042,000    77,524,000
                                          ===========  ===========   ===========
   Earnings per common share--assuming
    dilution:
     Income before extraordinary item..   $      0.20  $      0.25   $      0.55
     Extraordinary loss................         (0.05)      ( 0.09)
                                          -----------  -----------   -----------
     Net income........................   $      0.15  $      0.16   $      0.55
                                          ===========  ===========   ===========
   Weighted average number of common
    shares and equivalents
    outstanding--assuming dilution.....    58,220,000   83,477,000    78,982,000
                                          ===========  ===========   ===========

 Stock issued to employees outside of plans

  In connection with the change in control in August 1994, the Company awarded its Chief Executive Officer and Chief Operating Officer rights to purchase 1,855,555 and 222,222 common shares, respectively, at a purchase price of $.90 per share. These rights were awarded outside of the 1994 Stock Plan in connection with the respective employment agreements. All such purchase rights were made and the Company received notes totaling $935,000 for the uncollected portion of the purchase proceeds. The notes bear terms similar to those issued in connection with the 1994 Stock Plan.

11. TRANSACTIONS WITH RELATED PARTIES

  The Company provides dialysis services to Tenet hospital patients under agreements with terms of one to three years. The contract terms are comparable to contracts with unrelated third parties. Included in the receivable from Tenet are amounts related to these services of $347,000 and $534,000 at December 31, 1996 and 1997,

                        TOTAL RENAL CARE HOLDINGS, INC.

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

 DLJMB

  An affiliate of DLJMB was the underwriter for public debt offering of units, comprising Senior Subordinated Discount Notes and common stock, and DLJMB participated in the change in control transaction in which DLJMB and certain employees acquired 74% of the Company. Fees for these transactions were $2,496,000 and $1,160,000, respectively. During the seven months ended December 31, 1995 and the year ended December 31, 1996 an affiliate of DLJMB also was one of several underwriters for the initial public offering of common stock as well as the two additional public stock offerings in which the Company issued 11,500,000, 11,666,667 and 833,334 shares, respectively. Fees for these transactions to DLJMB or its affiliates were $7,245,000, $5,075,000, and $780,000, respectively. Effective with the August 1997 public offering of common stock, DLJMB and it's affiliates are no longer considered a related party.

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

  RTC has a defined contribution savings plan covering substantially all of their employees. RTC's contributions under the plan were approximately $231,002, $462,004, $548,471, and $1,069,283 for the six months ended December
31, 1995 and for the years ended December 31, 1995, 1996 and 1997, respectively. Effective July 1, 1998, the plan will be terminated and merged into the Company's plan.

13. CONTINGENCIES

  The Company's laboratory subsidiary is presently the subject of a Medicare carrier review. The carrier has requested certain medical and billing records for certain patients and the Company has provided the requested records. The carrier has not informed the Company of the reason for or the exact nature or scope of this review.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

14. MERGERS AND ACQUISITIONS

 Mergers:

  During the fiscal years 1996 and 1995, RTC completed the following five mergers. There were no mergers in 1994 and 1997.

 Merger with Group:

  On July 23, 1996, RTC acquired the Group. The two dialysis facilities acquired are located in Florida and serviced a total of approximately 185 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interest method of accounting. In the transaction, RTC issued 482,377 shares of its common stock in exchange for all of the outstanding stock of the Group.

 Merger with MDU:

  On February 29, 1996, RTC acquired MDU. The 11 dialysis facilities acquired are located in Oklahoma and serviced approximately 317 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, RTC issued 767,168 shares of its common stock in exchange for all of the outstanding stock of MDU.

 Merger with IMS:

  On February 20, 1996, RTC acquired IMS. The four dialysis facilities acquired are located in Hawaii and served a total of approximately 444 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, RTC issued 1,047,464 shares of its common stock in exchange for all of the outstanding stock of IMS.

 Merger with The Wichita Companies:

  On August 1, 1995, RTC acquired Wichita Dialysis Center, P.A, Southeast Kansas Dialysis Center, P.A., Garden City Dialysis Center, P.A. and Wichita Dialysis Center, East, P.A. (the "Wichita Companies"). All of the facilities acquired are located in Kansas and serviced approximately 355 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interest method of accounting. In the transaction, RTC issued 1,558,920 shares of its common stock in exchange for all of the outstanding stock of the Wichita Companies.

 Merger with HCC:

  On March 6, 1995, RTC completed its acquisition of Healthcare Corporation and its affiliates (collectively, "HCC"). The 13 facilities acquired from HCC are located in Missouri, Illinois, North Carolina, Florida and Washington, D.C. and serviced approximately 720 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, RTC issued 2,292,222 shares of its common stock in exchange for all of the outstanding stock of HCC.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The consolidated financial statements give retroactive effect to the mergers with the Group, the Wichita Companies and HCC and include the Group, the Wichita Companies, and HCC for all periods presented. The consolidated financial statements include the operations of IMS and MDU as of January 1, 1996. The following is a summary of the separate and combined results of operations for periods prior to the mergers (dollars in thousands):

                                                             POOLING     RTC
                                                     RTC    COMPANIES* COMBINED
   FOR THE YEAR ENDED DECEMBER 31:
   1996:
     Net patient revenue.......................... $217,529  $ 7,548   $225,077
     Income from operations.......................   20,495    1,180     21,675
     Net income...................................    9,985      697     10,682
   1995:
     Net patient revenue.......................... $150,467  $14,101   $164,568
     Income from operations.......................   23,319    1,501     24,820
     Net income...................................   13,239    1,392     14,631
   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995:
     Net patient revenue.......................... $ 83,685  $ 3,067   $ 86,752
     Income from operations.......................   14,289      512     14,801
     Net income...................................    7,709      545      8,254

--------
* Includes pooling transactions only for period prior to acquisition. Activity subsequent to acquisition dates is included in RTC.

 Acquisitions

  Beginning in August 1994, the Company implemented an acquisition strategy which through the year ended December 31, 1997 has resulted in the acquisition of 231 facilities providing services to ESRD patients, more than 180 programs providing acute hospital in-patient dialysis services, two laboratories, a vascular access management company and a clinical research company specializing in renal and renal related services. In addition, during this period the Company developed forty-six de novo facilities, entered into a management contract covering an additional two unaffiliated facilities, and purchased the minority interest at one of its existing facilities. The following is a summary for all acquisitions that were accounted for as purchases.

                                         SEVEN MONTHS
                             YEAR ENDED     ENDED      YEAR ENDED DECEMBER 31,
                               MAY 31,   DECEMBER 31, -------------------------
                                1995         1995         1996         1997
Number of facilities
 acquired...................          24          16            67          119
Number of common shares
 issued.....................     729,687   1,574,616       102,645       17,613
Numbers of mandatorily
 redeemable shares issued...   1,136,112
Number of common stock
 options issued.............                  66,667
Estimated fair value of
 common shares issued....... $ 2,259,000 $ 8,403,000  $  1,830,000 $    273,000
Estimated fair value of
 mandatorily redeemable
 shares issued..............   3,990,000
Estimated fair value of
 common stock options
 issued.....................                  51,000
Payable to former owners of
 acquired facility..........               1,243,000
Acquisition obligations
 (Note 8)...................                            15,886,000
Cash paid...................  73,330,000  35,450,000   179,002,000  455,090,000
                             ----------- -----------  ------------ ------------
Aggregate purchase price.... $79,579,000 $45,147,000  $196,718,000 $455,363,000
                             =========== ===========  ============ ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  The assets and liabilities of the acquired entities in the preceding table were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market value are preliminary and subject to adjustment during the first year following the acquisition. The results of operations of the facilities and laboratories have been included in the Company's financial statements from their respective acquisition dates. These initial allocations were as follows:

                                         SEVEN MONTHS
                            YEAR ENDED      ENDED      YEARS ENDED DECEMBER 31,
                              MAY 31,    DECEMBER 31,  --------------------------
                               1995          1995          1996          1997
   Identified intangibles.. $16,277,000  $10,321,000   $ 34,682,000  $ 87,498,000
   Goodwill................  57,520,000   32,144,000    135,456,000   366,121,000
   Tangible assets.........   9,973,000    7,414,000     44,265,000    47,053,000
   Liabilities assumed.....  (4,191,000)  (4,732,000)   (17,685,000)  (45,309,000)
                            -----------  -----------   ------------  ------------
     Total purchase price.. $79,579,000  $45,147,000   $196,718,000  $455,363,000
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

                                                       YEAR ENDED   YEAR ENDED
                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1997
                                                      (UNAUDITED)  (UNAUDITED)
    Net revenues..................................... $794,235,000 $930,960,000
    Net income before extraordinary items............ $ 50,253,000 $ 70,539,000
    Pro forma net income per share before
     extraordinary items............................. $       0.68 $       0.91
    Pro forma net income per share before
     extraordinary items--assuming dilution.......... $       0.65 $       0.88

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

                        TOTAL RENAL CARE HOLDINGS, INC.

15. SUPPLEMENTAL CASH FLOW INFORMATION

  The table below provides supplemental cash flow information:

                                          SEVEN MONTHS
                               YEAR ENDED    ENDED      YEAR ENDED   YEAR ENDED
                                MAY 31,   DECEMBER 31  DECEMBER 31, DECEMBER 31,
                                  1995        1995         1996         1997
   Cash paid for:
     Income taxes............  $8,970,000  $3,599,000  $30,069,000  $37,402,000
     Interest................   1,346,000   1,919,000    5,730,000   25,039,000
   Noncash investing and
    financing activities:
     Notes receivable for
      issuance of common
      stock..................   1,508,000   1,330,000
     Dividend of Tenet
      intercompany
      receivable.............   6,152,000
     Estimated value of stock
      and options issued in
      acquisitions...........   6,249,000   5,335,000    2,810,000      273,000
     Fixed assets acquired
      under capital lease
      obligations............     542,000   2,021,000    3,670,000      829,000
     Contribution to
      partnerships...........               1,111,000      943,000    2,318,000
     Issuance of common stock
      in connection with earn
      out note...............   7,364,000     523,000    1,474,000    5,148,000
     Issuance of common stock
      in connection with IMS
      and MDU mergers........                            3,204,000
     Grant of stock options
      in connection with
      covenant not to
      compete................                                           235,000

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summary unaudited quarterly financial data for the years ended December 31, 1996 and 1997 is as follows (in thousands, except per share amounts).

                         MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                           1996      1996       1996          1996       1997      1997       1997          1997
Net operating revenues..  $98,493  $117,719   $133,707      $148,105   $157,937  $179,715   $197,749      $225,596
Operating income........   12,512    17,547     18,437        22,008     24,596    28,694     33,287        38,203
Income before
 extraordinary item.....    5,655     9,002      8,731        11,019     11,788    13,470     14,632        15,137
Net income (loss).......    5,655     9,002      1,031        11,019     11,788    13,470     14,632        15,137
Earning (loss) per
 common share:
Income before
 extraordinary item per
 share..................     0.08      0.12       0.12          0.14       0.15      0.17       0.19          0.19
Extraordinary loss......     0.00      0.00       0.11          0.00       0.00      0.00       0.00          0.00
Net income (loss) per
 share..................     0.08      0.12       0.01          0.14       0.15      0.17       0.19          0.19
Earnings (loss) per
 common share--assuming
 dilution:
Income before
 extraordinary item per
 share..................     0.08      0.11       0.11          0.14       0.15      0.17       0.18          0.19
Extraordinary loss......     0.00      0.00       0.10          0.00       0.00      0.00       0.00          0.00
Net income (loss) per
 share..................     0.08      0.11       0.01          0.14       0.15      0.17       0.18          0.19

                        TOTAL RENAL CARE HOLDINGS, INC.

17. SUBSEQUENT EVENTS

  As described in Note 1, on February 27, 1998 the Company acquired Renal Treatment Centers, Inc. ("RTC") in a transaction accounted for as a pooling of interests. The results of operations for TRCH and the combined amounts presented in the consolidated financial statements follow:

                                        SEVEN MONTHS
                           YEAR ENDED  ENDED DEC. 31, YEARS ENDED DECEMBER 31,
                            MAY 31,    -------------- -------------------------
                              1995          1995          1996         1997
 Net operating revenues
   TRCH.................. $ 98,968,000  $ 89,711,000  $272,947,000 $438,205,000
   RTC...................  115,457,000    86,752,000   225,077,000  322,792,000
                          ------------  ------------  ------------ ------------
                          $214,425,000  $176,463,000  $498,024,000 $760,997,000
                          ============  ============  ============ ============
 Net income before
  extraordinary item
   TRCH.................. $  4,852,000  $  6,467,000  $ 23,725,000 $ 36,977,000
   RTC...................   10,051,000     8,254,000    10,682,000   18,050,000
                          ------------  ------------  ------------ ------------
                          $ 14,903,000  $ 14,721,000  $ 34,407,000 $ 55,027,000
                          ============  ============  ============ ============
 Net income after
  extraordinary item
   TRCH.................. $  4,852,000  $  3,912,000  $ 16,025,000 $ 36,977,000
   RTC...................   10,051,000     8,254,000    10,682,000   18,050,000
                          ------------  ------------  ------------ ------------
                          $ 14,903,000  $ 12,166,000  $ 26,707,000 $ 55,027,000
                          ============  ============  ============ ============

  In connection with the RTC merger, fees and expenses incurred or anticipated which are relative to the merger and to the integration of the combined companies will be expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 in the first fiscal quarter of 1998. The charge includes financial advisory, legal, accounting and other direct transaction costs, payments under severance and employment agreements and other costs associated with certain compensation plans and costs to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Included in other long term assets at December 31, 1997 are $8,247,000 of deferred merger expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Stockholders and Board of Directors
 Renal Treatment Centers, Inc.

  We have audited the accompanying consolidated balance sheets of Renal Treatment Centers, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Treatment Centers, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
May 14, 1998

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                                         1996          1997
                      ASSETS
Current assets:
  Cash.............................................  $  1,445,798  $    742,959
  Investments......................................    41,202,123           --
  Accounts receivable, net of allowance for
   doubtful accounts of $7,853,350 in 1996 and
   $18,802,377 in 1997.............................    65,198,524    95,926,837
  Inventories......................................     4,388,290     7,023,557
  Income tax receivable............................     3,782,890     3,708,195
  Deferred taxes...................................     2,149,718     3,561,178
  Prepaid expenses and other current assets........     2,749,497     4,610,104
  Deferred merger expenses.........................           --     27,376,000
                                                     ------------  ------------
    Total current assets...........................   120,916,840   142,948,830
                                                     ------------  ------------
Property and equipment (net of accumulated
 deprecation of $19,691,015 in 1996 and $30,247,762
 in 1997)..........................................    39,578,245    72,776,980
Intangibles (net of accumulated amortization of
 $51,014,614 in 1997 and $32,934,871 in 1996)......   130,645,378   385,331,951
Deferred taxes, non-current........................     2,807,064     3,566,279
                                                     ------------  ------------
    Total assets...................................  $293,947,527  $604,624,040
                                                     ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt................  $ 12,369,365  $ 25,788,509
  Accounts payable.................................    11,341,983    12,441,487
  Accrued compensation.............................     3,838,502     8,766,781
  Accrued expenses.................................     4,051,614    10,981,771
  Accrued merger expenses..........................           --     19,129,972
  Accrued interest.................................     3,638,874     4,694,136
                                                     ------------  ------------
    Total current liabilities......................    35,240,338    81,802,656
                                                     ------------  ------------
Long-term debt, net................................   130,573,685   367,663,194
Stockholders equity:
  Preferred stock, $.01 par value, 5,000,000
   shares, authorized; none issued.................           --            --
  Common stock, $.01 par value, 45,000,0000 shares
   authorized; issued and outstanding, 24,430,256
   and 24,056,785 shares in 1996 and 1997,
   respectively....................................       244,303       250,568
  Additional paid-in capital.......................    87,890,138    96,852,405
  Retained earnings................................    40,393,139    58,442,895
                                                     ------------  ------------
                                                      128,527,580   155,545,868
Less treasury stock; 37,202 shares in 1996 and
 36,598 in 1997, at cost...........................      (394,076)     (387,678)
                                                     ------------  ------------
    Total stockholders' equity.....................   128,133,504   155,158,190
                                                     ------------  ------------
    Total liabilities and stockholders' equity.....  $293,947,527  $604,624,040
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                          1995          1996          1997
Net patient revenue.................. $164,568,392  $225,076,500  $322,792,052
Facilities costs.....................  111,677,282   160,192,504   218,375,586
                                      ------------  ------------  ------------
    Operating profit.................   52,891,110    64,883,996   104,416,466
General and administrative expenses..    9,156,107    13,082,689    20,385,996
Provision for doubtful accounts......    4,760,678    10,240,920    11,629,308
Depreciation and amortization
 expense.............................   12,066,461    17,076,827    27,478,658
Merger expenses......................    2,087,542     2,808,247           --
                                      ------------  ------------  ------------
Income from operations...............   24,820,322    21,675,313    44,922,504
Interest income......................     (156,150)   (1,980,513)     (735,019)
Interest expense.....................    2,713,599     6,364,556    12,536,604
                                      ------------  ------------  ------------
Income before income taxes...........   22,262,873    17,291,270    33,120,919
Provision for income taxes...........    7,632,069     6,608,871    15,071,163
                                      ------------  ------------  ------------
Net income........................... $ 14,630,804  $ 10,682,399  $ 18,049,756
                                      ============  ============  ============
Basic earnings per share data:
  Earnings per share................. $       0.67  $       0.44  $       0.73
  Weighted average common stock......   21,868,067    24,230,156    24,884,268
Diluted earnings per share data:
  Diluted earning per share.......... $       0.65  $       0.43  $       0.70
  Weighted average common stock and
   dilutive securities...............   23,095,135    25,646,300    25,972,541



          See accompanying notes to consolidated financial statements.

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                             COMMON STOCK     ADDITIONAL                TREASURY STOCK
                          -------------------   PAID-IN    RETAINED    ------------------
                            SHARES    AMOUNT    CAPITAL    EARNINGS    SHARES    AMOUNT       TOTAL
Balance, December 31,
 1994...................  21,449,029 $214,491 $78,319,626 $14,141,396   (4,342) $ (47,219) $ 92,628,294
Exercise of common stock
 options................     458,016    4,580   1,297,693                                     1,302,273
Issuance of common stock
 to repay debt..........      50,522      505     522,524                                       523,029
Acquisition of treasury
 stock..................                                               (32,860)  (346,857)     (346,857)
Dividend distribution...                                   (1,499,330)                       (1,499,330)
Issuance of common stock
 in connection with
 purchase of businesses.     252,122    2,521   3,117,226                                     3,119,747
Net income..............                                   14,630,804                        14,630,804
                          ---------- -------- ----------- -----------  -------  ---------  ------------
Balance, December 31,
 1995...................  22,209,689  222,097  83,257,069  27,272,870  (37,202)  (394,076)  110,357,960
 Exercise of common
  stock options.........     263,531    2,636   3,071,112                                     3,073,748
 Issuance of common
  stock in connection
  with mergers..........   1,814,632   18,146      89,137   3,096,370                         3,203,653
 Issuance of common
  stock to repay debt...     142,404    1,424   1,472,820                                     1,474,244
 Dividend distribution..                                     (658,500)                         (658,500)
 Net income.............                                   10,682,399                        10,682,399
                          ---------- -------- ----------- -----------  -------  ---------  ------------
Balance, December 31,
 1996...................  24,430,256  244,303  87,890,138  40,393,139  (37,202)  (394,076)  128,133,504
 Exercise of common
  stock options.........     128,716    1,287   1,305,039                                     1,306,326
 Issuance of common
  stock to repay debt...     497,813    4,978   5,143,495                                     5,148,473
 Issuance of treasury
  stock to repay debt...                                                   604      6,398         6,398
 Grant of stock options
  for covenant not to
  compete...............                          235,000                                       235,000
 Income tax benefit from
  stock compensation....                        2,278,733                                     2,278,733
 Net income.............                                   18,049,756                        18,049,756
                          ---------- -------- ----------- -----------  -------  ---------  ------------
Balance, December 31,
 1997...................  25,056,785 $250,568 $96,852,405 $58,442,895  (36,598) $(387,678) $155,158,190
                          ========== ======== =========== ===========  =======  =========  ============


          See accompanying notes to consolidated financial statements.

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                         1995          1996           1997
Cash flows from operating
 activities:
  Net income.......................  $ 14,630,804  $  10,682,399  $  18,049,756
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization..    12,131,465     17,120,149     27,853,778
    Deferred income taxes..........    (1,506,643)    (1,924,546)    (2,170,675)
    Provision for doubtful
     accounts......................     4,760,678     10,240,920     11,629,308
    (Gain)/loss on sale of
     equipment.....................           --             --          66,159
    Equity in (earnings) losses
     from affiliate................      (266,592)        15,910        (40,163)
    Deferred start up costs........           --             --      (6,295,995)
    Deferred merger costs..........           --             --      (9,165,945)
    Changes in operating assets and
     liabilities, net of effect of
     companies acquired:
      Accounts receivable..........   (19,444,635)   (19,969,828)   (35,095,883)
      Inventories..................      (117,157)    (1,054,213)      (514,604)
      Prepaid expenses and other
       current assets..............        99,673     (1,167,162)    (1,551,300)
      Accounts payable and accrued
       expenses....................       585,345      4,579,714      6,755,358
      Income tax
       payable/receivable..........     1,747,000     (6,001,582)     2,329,297
                                     ------------  -------------  -------------
        Net cash provided by
         operating
         activities................    12,619,938     12,521,761     11,849,091
                                     ------------  -------------  -------------
Cash flows from investing
 activities:
  Capital expenditures.............    (7,899,143)   (16,319,461)   (25,530,381)
  Purchase of businesses, net of
   cash required...................   (11,646,992)   (40,791,079)  (254,465,618)
  Purchase of investments..........           --     (55,311,044)           --
  Sale of investments..............     2,661,944     14,108,921     41,202,123
  Other............................    (1,904,962)    (3,254,313)    (5,304,647)
                                     ------------  -------------  -------------
        Net cash used in investing
         activities................   (18,789,153)  (101,566,976)  (244,098,523)
                                     ------------  -------------  -------------
Cash flows from financing
 activities:
  Proceeds from long-term debt
   borrowings......................    19,621,000     30,500,000    240,959,286
  Proceeds from issuance of 5 5/8%
   Convertibles Subordinated Notes
   due 2006........................           --     121,250,000            --
  Repayments of debt...............    (7,355,102)   (70,760,938)    (9,498,577)
  Proceeds from issuance of common
   stock...........................     1,302,272      3,073,748      1,306,326
  Payment of dividend distribution.    (1,499,330)      (658,500)           --
  Payment on capital lease
   obligations.....................      (450,985)    (1,144,718)    (1,220,442)
                                     ------------  -------------  -------------
        Net cash provided by
         financing activities......    11,617,855     82,259,592    231,546,593
                                     ------------  -------------  -------------
Net increase (decrease) in cash and
 cash equivalents..................     5,448,640     (6,785,623)      (702,839)
Cash and cash equivalents at
 beginning of year.................     2,782,781      8,231,421      1,445,798
                                     ------------  -------------  -------------
                                     $  8,231,421  $   1,445,798  $     742,959
                                     ============  =============  =============

          See accompanying notes to consolidated financial statements.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS:

  Renal Treatment Centers, Inc. (the "Company") was incorporated in Delaware on August 11, 1988 for the purpose of providing dialysis services for End Stage Renal Disease ("ESRD") patients in an outpatient environment or in the patient's home. Additionally, the Company has acquired or entered into inpatient dialysis service agreements with hospitals to provide dialysis treatments on an inpatient basis.

  For the years ended December 31, 1995, 1996, 1997, approximately 68%, 62% and 68%, respectively, of the Company's net patient revenue was received from Medicare and Medicaid and other state administered programs. Accordingly, the Company's operations and cash flows are dependent upon the rate and manner of payment for patient services from third party payors, and, in particular, federal and state administered programs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation:

  In February 1996, the Company acquired, through two separate transactions, Intercontinental Medical Services, Inc. ("IMS") and Midwest Dialysis Unit and its affiliates (collectively "MDU"). Each of the transaction s was separately accounted for as a pooling-of-interest. The consolidated financial statements of the Company include the results of IMS and MDU as of January 1, 1996. Prior year financial statements have not been restated to reflect these transactions because the impact on the Company's financial statements of such transactions is not material.

  In July 1996, the Company acquired Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. (collectively "the Group"). The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with the Group, since this transactions, when combined with the MDU and IMS pooling transaction, was deemed to be a material transaction.

  Certain amounts included in the accompanying consolidated financial statements and related footnotes reflect the use of estimates based on assumptions made by management. Actual amounts could differ from these estimates.

  Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

 Principles of Consolidation:

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Patient Revenue and Allowances:

  Patient revenue is recorded at established rates on the accrual basis in the period during which the service is provided. Appropriate allowances to give recognition to third-party arrangements are also recorded on the accrual basis. Payments to the Company under Medicare and Medicaid and other state administered programs are based upon a predetermined specific fee per treatment.

  The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid and other state administered programs. The allowance for doubtful accounts consists of management's estimate of amounts that may prove uncollectible from secondary insurers or patients.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

 Facilities Costs:

  Facilities costs include medical supplies, including Erythropoietin ("EPO") supplies, salaries and benefits associated directly with the facility and all other costs incurred by the facilities.

 General and Administrative Costs:

  General and administrative costs include all costs generated by the Company's corporate offices (Berwyn and Argentina) and the regional office. These costs include, but are not limited to, corporate and regional salaries, rent for these office, accounting for legal fees and depreciation of major information systems items such as the Company's accounting package and billing systems.

 Inventories:

  Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of dialysis supplies and prescription drugs, such as EPO.

 Property, Equipment, Depreciation and Amortization:

  Property and equipment are stated at cost or respective fair market value at the time of acquisition. Equipment under capital lease is stated at the lower of the fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the related assets or lease terms for leasehold improvements and equipment under capital lease. The estimated useful life is five to seven years for furniture, fixtures and equipment, 39 years for buildings, and five to ten years for leasehold improvements. Costs of maintenance and repairs are charged to expense as incurred. Sales and retirements of depreciable assets are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of assets are reflected in the results of operations.

 Goodwill:

  Goodwill, the excess of aggregate purchase price over the fair value of the net assets of businesses acquired, is amortized on a straight-line basis, principally over 25 to 40 years.

 Patient Lists:

  Patient lists, arising from the purchase of renal dialysis centers, are stated at cost and amortized over eight years using the straight-line method.

 Non-Compete Agreements

  Non-compete agreements, arising from acquisitions, are stated at cost and amortized over the terms of the agreements, on a straight-line basis, over periods from three to eleven years.

 Other Intangibles:

  Other intangibles consist of debt issuance costs, inpatient dialysis service agreements, deferred financing costs, start-up costs and organization costs and are stated at cost and amortized over one to eleven years using the straight-line method. Start up costs consist principally of rent and utility expenses incurred prior to the commencement of dialysis treatments , as well as costs relating to the development of the renal diagnostic lab. These costs are amortized over one year commencing with the start of operations.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

  Management evaluates intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on certain financial indicators, such as historical and future ability to generate income from operations.

 Income Taxes:

  The Company and its subsidiaries file a consolidated federal tax return and separate company state tax returns. Income taxes are provided for under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the liability method, deferred income taxes are recognized for the tax consequences of differences between amounts reported for financial reporting and income tax purposes by applying enacted statutory tax rates applicable to future years to such differences. Deferred taxes results primarily from temporary differences arising from a difference between the book life and the tax life of certain assets. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Federal (and state, where applicable) income taxes for HCC and the Wichita Companies (which are later defined) and IMS, MDU and the Group prior to their acquisition by the Company were payable personally by the stockholders of IMS, MDU and the Group pursuant to S Corporation elections under the Internal Revenue Code.

 Prepaid Expenses:

  Prepaid expenses and other current assets consist primarily of prepaid insurance, rent, various taxes and other current assets.

 Merger Expenses:

  The Company's policy is to defer expenses incurred in connection with a pooling-of-interests transaction until the transaction is effective or terminated. The Company has deferred merger expenses consisting of severances and bonus payments, accounting and legal fees in connection with the merger with Total Renal Care Holdings, Inc.

 Accrued Expenses:

  Accrued expenses consist principally of uninvoiced inventory, accrued insurance and other miscellaneous accruals.

 Estimated Medical Professional Liability Claims:

  The Company is insured for medical professional liability claims through a commercial insurance policy. It is the Company's policy that a provision for estimated premium adjustments to medical professional liability costs be made for asserted and unasserted claims and based upon the Company's experience. Provision for such professional liability claims includes estimates of the ultimate costs of such claims. To date, the Company's loss experience with such claims has not been significant. Accordingly, no such provision has been made.

 Cash Equivalents:

  For the purpose of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash of the Company is principally held by one financial institution.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

 Investments:

  Investments were comprised of investments in corporate bonds and government and government agency securities. Investment income is recognized when earned and realized gains and losses are recognized on a trade date basis, computed based on original cost. At December 31, 1996, the investments were stated at cost, which approximated fair market value. All investments were managed by one financial institution. Subsequent to December 31, 1996, all investments were liquidated, resulting in an immaterial realized gain.

 Earnings per Share:

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding, while diluted earnings per share reflects the potential dilution that could occur if stock options and the earn out note were exercised. The Company adopted SFAS No. 128 in the fourth quarter of 1997. Prior period earnings per share amounts have been restated in accordance with SFAS No. 128. For the years ended December 31, 1996 and 1997, the Notes are not used in the calculation as the affect is antidilutive and, as such, is not to be included in the diluted earnings per share calculation.

3. BUSINESS ACQUISITIONS:

  During the fiscal years 1996 and 1995, the Company completed the following five mergers. There were no mergers in 1997.

 Merger with Group:

  On July 23, 1996, the Company acquired the Group. The two dialysis facilities acquired are located in Florida and serviced a total of approximately 185 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interest method of accounting. In the transaction, the Company issued 482,377 shares of its common stock in exchange for all of the outstanding stock of the Group. The acquisition was structured as a merger of the Group into a subsidiary of the Company.

 Merger with MDU:

  On February 29, 1996, the Company acquired MDU. The 11 dialysis facilities acquired are located in Oklahoma and serviced approximately 317 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 767,168 shares of its common stock in exchange for all of the outstanding stock of MDU. The acquisition was structured as a merger of MDU into a subsidiary of the Company.

 Merger with IMS:

  On February 20, 1996, the Company acquired IMS. The four dialysis facilities acquired are located in Hawaii and served a total of approximately 444 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 1,047,464 shares of its common stock in exchange for all of the outstanding stock of IMS. The acquisition was structured as a merger of IMS into a subsidiary of the Company.

 Merger with The Wichita Companies:

  On July 25, 1995, with an effective date of August 1, 1995, the Company acquired Wichita Dialysis Center, P.A, Southeast Kansas Dialysis Center, P.A., Garden City Dialysis Center, P.A. and Wichita Dialysis Center,

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

East, P.A. (the "Wichita Companies"). All of the facilities acquired are located in Kansas and serviced approximately 355 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interest method of accounting. In the transaction, the Company issued 1,558,920 shares of its common stock in exchange for all of the outstanding stock of the Wichita Companies. The acquisition was structured as a merger of the Wichita Companies into a subsidiary of the Company.

 Merger with HCC:

  On March 6, 1995, the Company completed its acquisition of Healthcare Corporation and its affiliates (collectively, "HCC"). The 13 facilities acquired from HCC are located in Missouri, Illinois, North Carolina, Florida and Washington, D.C. and serviced approximately 720 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 2,292,222 shares of its common stock in exchange for all of the outstanding stock of HCC. The acquisition was structured as a merger of HCC into several subsidiaries of the Company.

  The consolidated financial statements give retroactive effect to the mergers with the Group, the Wichita Companies and HCC and include combined operations of the Company, the Group, the Wichita Companies, and HCC for all periods presented. The consolidated financial statements include the operations of IMS and MDU as of January 1, 1996. The following is a summary of the separate and combined results of operations for periods prior to the mergers (dollars in thousands):

                                        RENAL TREATMENT
                                         CENTERS, INC.     POOLING
    FOR THE YEAR ENDED DECEMBER 31,   (PRIOR TO POOLINGS) COMPANIES* COMBINED
   1996:
   Net patient revenue...............      $217,529        $ 7,548   $225,077
   Income from operations............        20,495          1,180     21,675
   Net income........................         9,985            697     10,682
   1995:
   Net patient revenue...............      $150,467        $14,101   $164,568
   Income from operations............        23,319          1,501     24,820
   Net income........................        13,239          1,392     14,631

  *Includes pooling transactions only for period prior to acquisition. Activity subsequent to acquisition dates is included in Renal Treatment Centers, Inc. (Prior to Poolings).

  The acquisitions described below have been accounted for under the purchase method. The results of these acquisitions have been included in the results of operations from the applicable acquisition dates. The purchase price of the acquisitions has been principally allocated to fixed assets, patient lists, non-compete agreements and goodwill. Goodwill, which is the excess of the purchase price over the fair value of net assets, acquired in connection with the 1997 acquisitions was approximately $195,753,000 and is being amortized on a straight-line basis over 25 to 40 years.

 1997 Acquisitions:

  During 1997, the Company acquired 68 dialysis centers, including several acute care contracts, in eight states and in the Republic of Argentina for approximately $254.5 million in cash and the incurrence and assumption of approximately $30.3 million of liabilities. The acquisitions included substantially all of the non-current assets and certain current assets and the assumptions of certain liabilities and capital leases of the centers.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

 1996 Acquisitions:

  During 1996, the Company acquired 10 dialysis centers, including several acute care contracts, in five states and the Republic of Argentina for approximately $40.8 million in cash and the incurrence and assumption of approximately $9.2 million of liabilities. The acquisitions included substantially all of the non-current assets, certain current assets, and the assumption of certain liabilities and capital leases of the centers.

 1995 Acquisitions:

  During 1995, the Company acquired nine dialysis centers, including several acute care contracts, in five states for approximately $11.6 million in cash, 302,644 shares of unregistered common stock, valued at approximately $3.6 million at the respective dates of acquisition, and the assumption of approximately $118,000 of liabilities. The acquisitions included substantially all of the non-current assets and certain current assets and the assumption of certain liabilities and capital leases of the centers.

  The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired in the acquisitions that were accounted for under the purchase method during 1996 and 1997 as if they had occurred on January 1, 1996:

                                                          1996         1997
                                                             (UNAUDITED)
   Net patient revenue............................... $392,693,934 $410,867,897
   Income from operations............................   66,008,136   69,340,597
   Net income........................................   33,253,134   30,729,309
   Basic earnings per share..........................         1.37         1.23

  The pro forma results do not necessarily represent results that would have occurred if these acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

4. PROPERTY AND EQUIPMENT:

  A summary of property and equipment and related accumulated depreciation as of December 31, 1996 and 1997 is as follows:

                                                           1996        1997
   Furniture, fixtures and equipment................... $37,340,616 $64,470,386
   Leasehold improvements..............................  14,699,276  29,866,581
   Capital leases......................................   5,679,063   5,537,470
   Building............................................   1,450,239   2,188,239
   Land................................................     100,066     962,066
                                                        ----------- -----------
                                                         59,269,260 103,024,742
   Less accumulated depreciation.......................  19,691,015  30,247,762
                                                        ----------- -----------
                                                        $39,578,245 $72,776,980
                                                        =========== ===========

  Capital leases primarily consist of dialysis equipment. Depreciation expense was $3,846,294, $6,601,223 and $9,732,842 for the years ended December 31,
1995, 1996 and 1997, respectively.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

5. INTANGIBLE ASSETS:

  Intangible assets consist of goodwill and other identifiable intangibles. A summary of intangible assets and related accumulated amortization as of December 31, 1996 and 1997 is as follows:

                                                          1996         1997
   Goodwill.......................................... $ 92,416,850 $290,758,339
   Patient lists.....................................   45,354,310  100,042,510
   Non-compete agreements............................   16,005,803   22,919,553
   Other intangibles, principally debt issuance
    costs............................................    9,803,286   16,330,168
   Start-up costs....................................          --     6,295,995
                                                      ------------ ------------
                                                       163,580,249  436,346,565
   Less accumulated amortization.....................   32,934,871   51,014,614
                                                      ------------ ------------
                                                      $130,645,378 $385,331,951
                                                      ============ ============

  Intangible assets principally arose from acquisitions. Amortization expense was $8,220,167, $10,475,604 and $17,745,816 for the years ended December 31,
1995, 1996, and 1997, respectively.

6. DEBT:

  Debt as of December 31, 1996 and 1997 consists of:

                                                        1996          1997
   Revolving credit/term facility payable in 16
    equal quarterly installments...................          --   $237,000,000
   Note, payable to The Dialysis Centers Limited
    Liability Company in four annual installments
    of variable amounts commencing on June 1, 1995. $  5,154,870           --
   Various sellers' notes due January 1997.........    8,050,000           --
   Various sellers' notes due January 1998.........          --     24,467,922
   Convertible Subordinated Notes, 5 5/8%, due
    2006...........................................  125,000,000   125,000,000
   Other...........................................    1,144,297     4,312,363
   Capital lease obligations.......................    3,593,883     2,671,418
                                                    ------------  ------------
                                                     142,943,050   393,451,703
   Less current portion............................  (12,369,365)  (25,788,509)
                                                    ------------  ------------
                                                    $130,573,685  $367,663,194
                                                    ============  ============

  The Company's Credit Agreement provides for a $350,000,000 revolving credit/term facility available to fund acquisitions and general working capital requirements, of which $237,000,000 and no amounts were outstanding as of December 31, 1997 and December 31, 1996, respectively. On May 2, 1997, the Company increased its revolving credit/term facility from $100,000,000 to $200,000,000. Subsequently, on September 26, 1997, the Credit Agreement was amended and restated and increased the credit/term facility to $350,000,000. The revolving credit/term facility converts into a term loan March 31, 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate plus .50% to 1.50%, depending on the Company's ratio of consolidated debt to annualized cash flow, payable at maturity, or, in the case of a six-month period rate, at three months and maturity. The weighted average interest rate of all loans outstanding at December 31, 1997 was 6.9%.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

  The Credit Agreement also provides for the issuance of letters of credit up to $10,000,000 provided that the aggregate of all outstanding letters of credit plus the outstanding aggregate principal amount of all revolving credit/term loans does not exceed the lesser of the total revolving credit/term commitment or the patient borrowing base, as defined in the Credit Agreement, at such time. As of December 31, 1996 and 1997, there were no letters of credit outstanding.

  The loans are collateralized by all stock of the Company's subsidiaries and the assignment of all intercompany notes. The Credit Agreement limits additional indebtedness, acquisitions, investments and dividends and requires the Company to comply with certain other covenants and maintain certain financial ratios. The dividend distributions presented in the Consolidated Statement of Stockholders' Equity in 1995 and 1996 were paid to the former stockholders of HCC, the Wichita Companies and the Group and were not subject to the Credit Agreement limitation on dividend payments.

  In June 1996, the Company issued $125,000,000 of 5 5/8% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into Common Stock at a conversion price of $34.20 principal amount per share, subject to certain adjustments. The fair value of the Notes was approximately $149,687,500 at December 31, 1997. At any time on or after July 17, 1999, all or any part of the Notes will be redeemable at the Company's option on at least 15 and not more than 60 days notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100.00% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption.

  In June 1994, pursuant to a business acquisition, the Company entered into an agreement to pay the Seller, the Dialysis Centers Limited Liability Company, $7,364,100, payable in annual installments commencing June 1995 through June 1998. Interest on the unpaid principal mount of the note accrued at an annual rate of 6.50%, payable in arrears each June 1 from 1995 through 1998. The note allowed the Seller to convert the principal amount of the note into that number of shares of common stock of the Company which shall be equal to the quotient of the outstanding unpaid principal amount of the note dividend by the average daily closing sale price of the stock during December, 1994. During the first and second quarter of 1997, the note payable to The Dialysis Centers Limited Liability Company was paid in full through the issuance of the Company's Common Stock.

  In September 1996, pursuant to a business acquisition, the Company entered into an agreement to pay Sellers. Columbus Regional Dialysis Center, Inc. and Phoenix City Nephrology Referral Center, Inc., a total of $8,050,000 in one installment in January 1997.

  During the fourth quarter of 1997, pursuant to several business acquisitions, the Company entered into several agreements to pay the various Sellers a total of $24,467,922 in one installment in January 1998.

  Unless otherwise noted above, the carrying amount of long-term debt approximates fair value.

  Maturities of debt outstanding, excluding capital leases as of December 31, 1997 for each of the next five years is as follows:

   1998............................................................ $ 24,744,941
   1999............................................................          --
   2000............................................................   45,162,804
   2001............................................................   60,217,072
   2002 and thereafter.............................................  260,655,468

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

7. INCOME TAXES:

  The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consists of the following:

                                             1995         1996         1997
   Current:
     Federal............................. $ 8,330,951  $ 7,852,091  $14,046,163
     State and local.....................     807,761      681,326    2,125,607
     Foreign.............................         --           --     1,070,068
                                          -----------  -----------  -----------
                                            9,138,712    8,533,417   17,241,838
                                          -----------  -----------  -----------
   Deferred:
     Federal.............................  (1,372,961)  (1,694,959)  (1,831,991)
     State and local.....................    (133,682)    (229,587)    (338,684)
                                          -----------  -----------  -----------
                                           (1,506,643)  (1,924,546)  (2,170,675)
                                          -----------  -----------  -----------
                                          $ 7,632,069  $ 6,608,871  $15,071,163
                                          ===========  ===========  ===========

  The tax effects of temporary differences which comprise the net deferred tax asset are as follows for the years ended December 31, 1996 and 1997:

                                                          1996         1997
   Deferred tax debits:
     Allowance for doubtful accounts.................. $ 2,136,098  $ 4,188,883
     Intangibles, principally patient lists...........   5,241,100    6,055,084
     Vacation reserve.................................         --       397,478
     Property and equipment...........................         --        33,199
     Foreign NOL carryforward.........................         --       944,000
     Foreign tax credit carryforward..................         --       200,000
     Other............................................      13,620      451,797
                                                       -----------  -----------
     Total deferred tax assets........................   7,390,818   12,270,441
                                                       -----------  -----------
     Valuation allowance..............................         --    (1,144,000)
                                                       -----------  -----------
                                                         7,390,818   11,126,441
                                                       ===========  ===========
   Deferred tax credits:
     Property and equipment...........................    (164,806)         --
     Goodwill.........................................  (2,269,230)  (3,998,984)
                                                       -----------  -----------
                                                        (2,434,036)  (3,998,984)
                                                       ===========  ===========
   Net deferred tax asset............................. $ 4,956,782  $ 7,127,457
                                                       ===========  ===========

  The valuation allowance relates to deferred tax assets established under SFAS No. 109 for foreign net operating loss carryforwards of $2.86 million and foreign tax credit carryforwards of $200,000. These unutilized loss and credit carryforwards which expire in 2002, will be carried forward to future years for possible utilization. No benefit of these carryforwards has been recognized on the financial statements.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

  The following is a reconciliation of the statutory federal income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the financial statements for the years ended December 31, 1995, 1996, and 1997:

                                                            1995   1996   1997
   U.S. federal income tax rate............................ 35.0%  35.0%  35.0%
   State income taxes, net of federal income tax benefit...  2.4%   2.5%   3.3%
   Foreign taxes...........................................  --     --     1.0%
   Non-tax effected items, principally intangibles.........  1.8%   1.7%   2.3%
   Federal and state income tax benefit from S Corporation
    status of HCC, the Wichita Companies and the Group..... (3.5%) (0.9%)  --
   Valuation allowance.....................................  --     --     3.5%
   Other................................................... (1.4%) (0.1%)  0.4%
                                                            ----   ----   ----
   Effective income tax rate............................... 34.3%  38.2%  45.5%
                                                            ====   ====   ====

8. BENEFIT AND COMPENSATION PLANS:

  The Company has a defined contribution savings plan covering substantially all employees. The Company's contributions under the plan were approximately $462,004, $548,471, and $1,069,283 for the years ended December 31, 1995,
1996, and 1997, respectively.

  In September 1990, the Company established a stock plan, pursuant to which incentive stock options and non-qualified stock options may be issued to employees and others through the year 2000. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock plan. The FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") in 1995 and, if fully adopted by the Company, changes the method for recognition of cost on stock plans. Although the Company has elected not to adopt the cost recognition requirements under SFAS No. 123, pro-forma disclosures as of the Company had adopted the requirements beginning in 1995 are presented below:

                                               1995        1996        1997
   Net earnings--as reported............... $14,630,804 $10,682,399 $18,049,756
   Net earnings--pro-forma.................  14,165,049   8,350,485  11,072,010
   Earnings per share--as reported.........        0.67        0.44        0.73
   Earnings per share--pro-forma...........        0.65        0.34        0.44

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted for the years ended December 31, 1995, 1996 and 1997, respectively, weighted average expect volatility of 29.3%, 29.3%, 39.75%, no dividend payments are made for the expected terms; average expected term of 5.5 years for options that vest over time and 3 years for options which vest immediately; risk free interest rate on the date of grant with the maturity equal to the expected term; exercise price equal to the fair market value on grant date. Options which have vesting provisions that accelerate upon a change in control either in the option grant or through employment agreements have been accelerated to 1997 due to the expected changes in control on February 27, 1998.

  Incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Non-qualified stock options may be granted at an exercise price not less than the lower of the book value of the Company's common stock or 50% of the fair market value per share of common stock on the date of grant. Accordingly, compensation expense for the difference between the fair market value and the exercise price for non-qualified stock options issued is recorded over the vesting period of such options.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

  In 1995 and 1996, the stock plan was amended to increase the number of shares available for grant to 2,437,000 and 3,237,000 shares, respectively. In addition, the Company established an option plan for outside directors pursuant to which non-qualified stock options to purchase up to 60,000 shares may be issued to non-employee directors of the Company. These options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of the grant.

  In May 1995, the Company granted 419,144 incentive stock options to certain directors, officers and employees of the Company. These options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. These options vest over the next three years. Certain options totaling 305,000 vest upon the earlier of attainment of predetermined earnings per share targets or nine years.

  In March 1996, the Company granted 615,352 incentive stock options to certain directors, officers and employees of the Company. These options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. These options vest over the next four years. Certain options aggregating 173,332 vest upon the earlier of attainment of predetermined earnings per share targets or ten years.

  In December 1996, the Company granted 100,000 incentive stock options to an officer of the Company. These option were granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. The options are fully vested.

  Also in December 1996, the Company granted 30,000 non-qualified stock options in connection with the release of the Company from certain obligations. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options are fully vested as of December 31, 1997.

  During 1997, the Company granted 885,800 incentive stock options to certain directors, officers and employees of the Company. These options were granted at an exercise price equal to the fair market value of the Company's common stock on the dates of the grants. These options were vest over the next two years to five years.

  In 1997, the Company granted 20,000 options to acquisition consultants for covenants not to compete. These options were granted at price equal to the fair market values of the Company's common stock on the date of the grant. The Company value the options at $235,000.

  Approximately, $50,000 was recorded as compensation expense in 1995, in connection with incentive and non-qualified options to officers of the Company, which have been amortized over the remaining vesting period. Certain options outstanding at December 31, 1997, which were issued to certain officers and employees of the Company, become fully vested upon certain sales of assets, mergers and consolidations involving the Company, as set forth in the respective employee and stock option agreements. The remaining options outstanding at December 31, 1997, which are issued to certain officers and employees of the Company, become fully vested upon certain sales of assets, mergers and consolidations involving the Company, at the option of the Stock Plan Committee.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

  The following is a summary of option transactions and exercise prices:

                                       WEIGHTED              WEIGHTED              WEIGHTED
                           YEAR ENDED  AVERAGE   YEAR ENDED  AVERAGE   YEAR ENDED  AVERAGE
                          DECEMBER 31, EXERCISE DECEMBER 31, EXERCISE DECEMBER 31, EXERCISE
                              1995      PRICE       1996      PRICE       1997      PRICE
Outstanding at beginning
 of period..............   1,281,930    $ 6.66   1,242,398    $ 9.78   1,717,965    $14.80
                           ---------    ------   ---------    ------   ---------    ------
Granted.................     413,144     11.54     747,098     22.03     885,800     22.48
Exercised...............     448,676      2.47     263,531     11.66     128,714     10.15
Forfeited...............       4,000     11.25       8,000     12.14      14,233     17.47
                           ---------    ------   ---------    ------   ---------    ------
Outstanding at end of
 period.................   1,242,398    $ 9.78   1,717,965    $14.80   2,460,818    $17.80
                           =========    ======   =========    ======   =========    ======

  The following table summarizes information about fixed stock options at December 31, 1997:

                                    OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                    ----------------------  ----------------------
                                     WEIGHTED   WEIGHTED                WEIGHTED
                                     AVERAGE     AVERAGE                 AVERAGE
                                    REMAINING   EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES   OPTIONS     LIFE       PRICE      OPTIONS      PRICE
$5.00-$10.00............    526,822       4.87   $     8.67     460,000  $   8.78
$10.01- $15.00..........    386,839       7.61        11.45     205,439     11.45
$15.01-$20.00...........      3,144       7.89        16.75       3,144     16.75
$20.01-$25.00...........  1,495,013       9.09        22.35     650,622     22.29
$25.01-$30.00...........     49,000       9.33        26.88      18,000     27.19
                          ---------   --------   ---------- -----------  --------
                          2,460,818       7.96   $    17.80   1,337,205  $  16.03
                          =========   ========   ========== ===========  ========

9. CAPITAL STOCK:

  On January 30, 1996, the Board of Directors of the Company declared a dividend on the Company's common stock of one share of common stock for each share outstanding, thereby effecting a 2-for-1 stock split. The dividend shares were issued on March 14, 1996 to stockholders of record as of February 29, 1996. Additionally, on February 29, 1996, the Company amended its capital structure to increase the Company's authorized capital to 45,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $.01 par value Series Preferred Stock. All references in the financial statements to outstanding and authorized common shares, average number of shares outstanding and related prices, per share amounts and stock plan data have been restated to reflect the split effected by the stock dividend.

10. LEASING ARRANGEMENTS:

  The Company leases certain of its operating facilities, corporate office and furniture and equipment under noncancelable leases for terms ranging from four to ten years with certain renewal options. Certain of these facilities are leased by the Company from medical directors.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

  Future minimum lease payments as of December 31, 1997 are as follows:

                                                                     OPERATING
                                                        THIRD-PARTY    LEASES
                                              CAPITAL    OPERATING  WITH MEDICAL
                                               LEASES     LEASES     DIRECTORS
1998.......................................  $1,494,563 $11,150,274 $ 2,323,603
1999.......................................   1,185,433  10,635,183   1,826,351
2000.......................................     237,522   9,702,719   1,757,139
2001.......................................         --    9,398,941   1,715,303
2002 and thereafter........................         --   34,513,142  10,564,748
                                             ---------- ----------- -----------
Total minimum lease payments...............   2,917,518 $75,400,259 $18,187,144
                                                        =========== ===========
Less amounts representing interest.........     246,100
                                             ----------
Present value of net minimum payments under
 capital leases............................   2,671,418
Less current portion.......................   1,320,584
                                             ----------
                                             $1,350,834
                                             ==========

  Rent expense paid to third parties under operating leases was $4,921,026, $5,497,285 and $7,757,194 for the years ended December 31, 1995, 1996 and
1997, respectively. Rent expense paid to medical directors under facility operating leases was $1,030,208, $1,350,253 and $2,232,904 for the years ended December 31, 1995, 1996 and 1997, respectively

11. COMMITMENTS AND CONTINGENCIES:

  The Company has entered into long-term compensation agreements with the medical directors of each dialysis facility. The agreements range from one to ten years with certain agreements containing one to ten year options to renew. The agreements provide for total annual compensation as follows:

                                                                     PHYSICIAN
                                                                      DIRECTOR
                                                                    COMPENSATION
                                                                    ------------
   1998............................................................ $13,930,431
   1999............................................................  13,899,732
   2000............................................................  14,439,947
   2001............................................................  14,438,983
   2002 and thereafter.............................................  37,514,213
                                                                    -----------
   Total minimum payments.......................................... $94,223,306
                                                                    ===========

  The Company has employment agreements with seven officers, with terms ranging from two to three years and six month. These agreements provide for total annual compensation of $1,275,000 and provide that in the event any payment or benefit received by any of them in connection with a change of control is deemed an "excess parachute payment" under the Internal Revenue Code, the Company shall pay the officer a cash bonus equal to any additional tax liability imposed upon him as a result.

  The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse impact on the Company's results of operations, financial condition or liquidity.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

12. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION:

  The Company operates in one principal industry segment, the treatment of patients with kidney disease. The Company's sales are generated primarily from the Medicare system. Prior to 1997, the Company's only significant operations were in the United States. Geographic financial information as of and for the year ended December 31, 1997 is as follows:

                                  U.S.      ARGENTINA  ELIMINATIONS CONSOLIDATED
                              ------------ ----------- ------------ ------------
Net sales to unaffiliated
 customers..................  $301,397,539 $21,394,513        --    $322,792,052
Transfers between geographic
 areas......................           --          --         --             --
                              ------------ -----------  ---------   ------------
Total net revenue...........  $301,397,539 $21,394,513        --    $322,792,052
                              ============ ===========  =========   ============
Operating profit before
 corporate expenses.........  $ 56,768,606 $ 7,792,432              $ 64,561,038
General corporate expenses..                                          19,638,534
Interest expense, net.......                                          11,801,585
                                                                    ------------
Income from continuing
 operations before income
 taxes......................                                        $ 33,120,919
                                                                    ============
Identifiable assets at
 December 31, 1997..........  $492,813,377 $65,970,786  $(276,610)  $558,507,553
                              ============ ===========  =========
Corporate assets............                                          46,116,487
                                                                    ------------
Total assets at December 31,
 1997.......................                                        $604,624,040
                                                                    ============

  Net sales to unaffiliated customers is based on the location of the customer. There are no transfers between geographic areas. Operating profit is total revenue less operating expenses. In computing operating profit, neither net interest expense, corporate expenses, nor income taxes were added or deducted. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets are principally fixed assets.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

13. EARNINGS PER SHARE:

  Earnings per share have been restated in accordance with SFAS No. 128. This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995        1996        1997
Basic earnings per share:
  Net income available for common stock.... $14,630,804 $10,682,399 $18,049,756
                                            =========== =========== ===========
  Average common stock outstanding.........  21,868,067  24,230,156  24,884,268
                                            =========== =========== ===========
  Basic earnings per share................. $      0.67 $      0.44 $      0.73
                                            =========== =========== ===========
Diluted earnings per share:
  Net income............................... $14,630,804 $10,682,399 $18,049,756
  Add back interest on earnout note, tax
   effected................................     283,136     232,573      34,122
                                            ----------- ----------- -----------
Net income available for Common Stock and
 dilutive securities....................... $14,913,940 $10,914,972 $18,083,878
                                            =========== =========== ===========
Average Common Stock outstanding...........  21,868,067  24,230,156  24,884,268
Additional common shares resulting from
 dilutive securities:
  Stock options............................     544,666     837,744     965,831
  Earnout note.............................     682,402     578,400     122,442
                                            ----------- ----------- -----------
Average Common Stock and dilutive
 securities outstanding....................  23,095,135  25,646,300  25,972,541
                                            =========== =========== ===========
Diluted earnings per share................. $      0.65 $      0.43 $      0.70
                                            =========== =========== ===========

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

14. SUPPLEMENTAL CASH FLOW INFORMATION:

  Supplemental disclosure of cash flow information for the years ended December 31, 1995, 1996, and 1997 is as follows:

                                                 1995       1996        1997
Cash paid for:
  Interest..................................  $2,177,255 $ 3,609,972 $10,842,106
                                              ========== =========== ===========
  Income taxes..............................  $5,680,430 $17,198,434 $17,037,849
                                              ========== =========== ===========
Non-cash investing and financing activities:
  Capital lease obligations entered into....  $2,081,699 $ 2,553,368 $   298,914
                                              ========== =========== ===========
  Issuance of common stock in connection
   with purchase of business................  $3,119,747         --          --
                                              ========== =========== ===========
  Issuance of common stock in connection
   with an earn out note....................  $  523,029 $ 1,474,244 $ 5,154,871
                                              ========== =========== ===========
  Issuance of short-term notes in connection
   with purchase of businesses..............         --  $ 9,194,297 $24,467,922
                                              ========== =========== ===========
  Liabilities assumed in connection with
   purchases of businesses..................  $  118,000         --  $ 5,857,090
                                              ========== =========== ===========
  Issuance of common stock in connection
   with the IMS and MDU mergers.............         --  $ 3,203,653         --
                                              ========== =========== ===========
  Financing fees incurred in the Notes
   offering.................................         --  $ 3,750,000         --
                                              ========== =========== ===========
  Acquisition of treasury stock in
   connection with payroll taxes resulting
   from exercise of stock options...........  $  346,857         --          --
                                              ========== =========== ===========
  Grant of stock options in connection with
   covenant not to compete..................         --          --  $   235,000
                                              ========== =========== ===========
  Income tax benefit from stock
   compensation.............................         --          --  $ 2,278,733
                                              ========== =========== ===========

15. NEW ACCOUNTING PRONOUNCEMENTS:

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. It would require the Company to reclassify financial statements for earlier periods provided for comparative purposes.

  Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of and Enterprise and Related Information" ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for the period beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

  The Company does not expect SFAS No. 130 and SFAS No. 131 to have a material impact on the financial statements.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

  In accordance with Statement of Position ("SOP") "Reporting on the Costs of Start-up Activities", start up costs must be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. The Company expects to adopt this SOP in the first quarter of 1998. The Company expects to write-off approximately $6 million of start-up costs previously recorded.

16. SUBSEQUENT EVENT:

  On February 26, 1998, the Company's stockholders approved the merger with Total Renal Care Holdings, Inc. ("TRCH") which became effective on February 27, 1998 (the "Merger"). The Merger is expected to be accounted for as a pooling-of-interests. In connection with the Merger, each of the Company's stockholders will receive 1.335 shares of TRCH common stock.

  The Merger constituted a "change in control" and resulted in certain executives terminating their employment for good reason. In connection with the Merger, these certain executives received severance payments and their 1997 bonuses totaling approximately $2,000,000; Merger bonuses of approximately $4,600,000 and $8,850,000 for covenants not to compete. In addition, 978,081 of previously issued stock options to employees, which had an automatic change in control provision in the option grant, became fully vested on February 27, 1998.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audit of the consolidated financial statements referred to in our report dated February 16, 1998, except as to the pooling of interests with Renal Treatment Centers, Inc. which is as of May 14, 1998, appearing on page F-1 of this Annual Report on Form 10-K/A also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K/A for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997. In our opinion, based upon our audit and the report of other auditors, the Financial Statement Schedule presents fairly, in all material respects, the information for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997 set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Seattle, Washington
February 16, 1998, except as to the
 pooling of interests with Renal Treatment
 Centers, Inc. which is as of May 14, 1998

                        TOTAL RENAL CARE HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS        DEDUCTIONS
                                       ---------------------- ----------
                           BALANCE AT   AMOUNTS   BALANCES OF  AMOUNTS   BALANCE AT
                          BEGINNING OF CHARGED TO  COMPANIES   WRITTEN       END
      DESCRIPTION             YEAR       INCOME    ACQUIRED      OFF       OF YEAR
Allowance for doubtful
 accounts:
Year ended May 31, 1995.  $ 3,051,000   5,492,000  1,203,000   3,005,000 $ 6,741,000
Seven months ended
 December 31, 1995......  $ 6,741,000   4,552,000    541,000   2,662,000 $ 9,172,000
Year ended December 31,
 1996...................  $ 9,172,000  15,737,000  1,896,000  11,040,000 $15,765,000
Year ended December 31,
 1997...................  $15,765,000  20,525,000  2,962,000   8,557,000 $30,695,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                   /s/ John E. King
                                          By: _________________________________
                                                      John E. King
                                               Vice President, Finance and
                                                 Chief Financial Officer
                                                   Date: May 18, 1998

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE

   3.1 Amended and Restated Certificate of Incorporation of the Company, dated December 4, 1995.@@
   3.2   Certificate of Amendment of Certificate of
          Incorporation of the Company, dated February 26,
          1998.+++
   3.3   Bylaws of the Company, dated October 6, 1995.+
   4.1   Shareholders Agreement, dated August 11, 1994 between
          DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties,
          Continental Bank, as voting trustee, and the Company.##
   4.2 Agreement and Amendment, dated as of June 30, 1995, between DLJMBP, DLJIP, DLJOP, DLJMBF, DLJESC, Tenet, the Company, Victor M.G. Chaltiel, the Putnam
          Purchasers, the Crescent Purchasers and the Harvard
          Purchasers, relating to the Shareholders Agreement dated as of August 11, 1994 between DLJMB, DLJIP,
          DLJOP, DLJMBF, NME Properties, Continental Bank, as voting trustee, and the Company.##
  10.1   Subscription Agreement dated May 26, 1994 between
          DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties, Tenet and the Company.#
  10.2   Services Agreement dated August 11, 1994 between the
          Company and Tenet.##
  10.3 Noncompetition Agreement dated August 11, 1994 between the Company and Tenet.##
  10.4 Employment Agreement dated as of August 11, 1994 by and between the Company and Victor M.G. Chaltiel (with forms of Promissory Note and Pledge and Stock
          Subscription Agreement attached as exhibits thereto)
          (the "Chaltiel Employment Agreement").##*
  10.5   Amendment to Chaltiel Employment Agreement, dated as of
          August 11, 1994.##*
  10.6 Employment Agreement dated as of September 1, 1994 by and between the Company and Barry C. Cosgrove.##*
  10.7 Employment Agreement dated as of August 11, 1994 by and between the Company and Leonard W. Frie (the "Frie
          Employment Agreement").##*
  10.8   Amendment to Frie Employment Agreement, dated as of
          October 11, 1994.##*
  10.9 Employment Agreement dated as of September 1, 1994 by and between the Company and John E. King.##*
  10.10  First Amended and Restated 1994 Equity Compensation
          Plan (the "1994 Plan") of the Company (with form of
          Promissory Note and Pledge attached as an exhibit thereto), dated August 5, 1994.##*
  10.11  Form of Stock Subscription Agreement relating to the
          1994 Plan.##*
  10.12 Form of Purchased Shares Award Agreement relating to the 1994 Plan.##*
  10.13  Form of Nonqualified Stock Option relating to the 1994
          Plan.##*
  10.14  1995 Equity Compensation Plan.+*
  10.15  Employee Stock Purchase Plan.+*
  10.16  Option Exercise and Bonus Agreement dated as of
          September 18, 1995 between the Company and Victor M.G.
          Chaltiel.+*
  10.17  1997 Equity Compensation Plan.**


                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE

  10.18 Subsidiary Guaranty (the "Subsidiary Guaranty") dated as of October 24, 1997 by Total Renal Care, Inc., TRC
          West, Inc. and Total Renal Care Acquisition Corp. in favor of and for the benefit of The Bank of New York, as Collateral Agent, the lenders to the Revolving
          Credit Agreement, the lenders to the Term Loan
          Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers (as defined therein). Renal Treatment Centers--Mid-
          Atlantic, Inc., Renal Treatment Centers--Northeast,
          Inc., Renal Treatment Centers--California, Inc., Renal
          Treatment Centers--West, Inc., and Renal Treatment
          Centers--Southeast, Inc. subsequently executed an agreement in this form on February 27, 1998.@@@
  10.19 Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The
          Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers
          (as defined therein) and the Acknowledging Currency
          Exchangers (as defined therein).@@@
  10.20  Form of Subsidiary Pledge Agreement dated as of October
          24, 1997 by Total Renal Care, Inc., TRC West, Inc. and
          Total Renal Care Acquisition Corp., and The Bank of
          New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term
          Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers (as defined therein). RTC subsequently executed an agreement in this form on February 27, 1998.@@@
  10.21  Agreement and Plan of Merger dated as of November 18,
          1997 by and among TRCH, Nevada Acquisition Corp., a
          Delaware corporation and wholly-owned subsidiary of TRCH, and RTC.###
  10.22  Amendment No. 2 and Consent No. 2 to the Revolving
          Credit Agreement and First Amendment to the Subsidiary
          Guaranty dated February 17, 1998.+++
  10.23  Third Amendment to the Term Loan Agreement and First
          Amendment to the Subsidiary Guaranty dated February
          17, 1998. (The provisions of this agreement amending the original term loan agreement have been superseded by exhibit no. 10.31 hereof.)+++
  10.24  Special Purpose Option Plan.++
  10.25 Indenture, dated June 12, 1996, by RTC to PNC Bank including form of RTC Note (the "Indenture").***
  10.26  First Supplemental Indenture, dated as of February 27,
          1998, among RTC, TRCH and PNC Bank under the
          Indenture.+++
  10.27  Second Supplemental Indenture, dated as of March 31,
          1998, among RTC, TRCH and PNC Bank under the
          Indenture.+++
  10.28 Guaranty, entered into as of March 31, 1998, by the Company in favor of and for the benefit of PNC
          Bank.+++
  10.29  Amended and Restated Term Loan Agreement, dated April
          30, 1998, by and among the Company, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication
          Agent, and The Bank of New York, as Administrative
          Agent (the "Term Loan Agreement").X
  10.30  Amended and Restated Revolving Credit Agreement, dated
          April 30, 1998, by and among the Company, the lenders party thereto, DLJ Capital Funding, Inc., as
          Syndication Agent, First Union National Bank, as
          Documentation Agent, and The Bank of New York, as
          Administrative Agent (the "Revolving Credit
          Agreement").X

 EXHIBIT                                                                   PAGE
 NUMBER                            DESCRIPTION                            NUMBER
  10.31  Form of First Amendment to Borrower/Subsidiary Pledge
          Agreement, dated April 30, 1998, by and among the Company,
          RTC, Total Renal Care, Inc., and The Bank of New York, as
          Collateral Agent.X
  10.32  Form of Acknowledgment and Confirmation, dated April 30, 1998, by the Company, RTC, TRC West, Inc., Total Renal Care, Inc.,
          Total Renal Care Acquisition Corp., Renal Treatment Centers--
          Mid-Atlantic, Inc., Renal Treatment Centers--Northeast, Inc.,
          Renal Treatment Centers--California, Inc., Renal Treatment
          Centers--West, Inc., and Renal Treatment Centers--Southeast,
          Inc. for the benefit of The Bank of New York, as Collateral
          Agent and the lenders party to the Term Loan Agreement or the
          Revolving Credit Agreement.X
  21     List of Subsidiaries of the Company.+++
  23.1   Consent of Price Waterhouse LLP.X
  23.2   Consent of Coopers & Lybrand L.L.P.X
  23.3   Consent of Deloitte & Touche, L.L.P.X
  23.4   Consent of Baird, Kurtz & Dobson.X
  24     Powers of Attorney with respect to the Company (included on
          Page II-1 hereof).+++
  27     Financial Data Schedule.X

--------
  X Included in this filing.
  @ Filed on October 18, 1996 as an exhibit to the Company's Current Report on
    Form 8-K.
 @@ Filed on March 18, 1996 as an exhibit to the Company's Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
@@@ Filed on December 19, 1997 as an exhibit to the Company's Current Report on Form 8-K.
  + Filed on October 24, 1995 as an exhibit to Amendment No. 2 to the Company's
    Registration Statement on Form S-1 (Registration Statement No. 33-97618). ++ Filed on February 25, 1998 as an exhibit to the Company's Registration
    Statement on Form S-8 (Registration Statement No. 333-46887).
+++ Filed on March 31, 1998 as an exhibit to the Company's Form 10-K for the year ended December 31, 1997.
  # Filed on June 6, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-79770).
 ## Filed on August 29, 1995 as an exhibit to the Company's Form 10-K for the year ended May 31, 1995.
### Filed on December 19, 1997 as Annex A to the Company's Registration
    Statement on Form S-4 (Registration No. 333-42653).
  * Management contract or executive compensation plan or arrangement.
 ** Filed on August 29, 1997 as an exhibit to the Company's Registration
    Statement on Form S-8 (Registration Statement No. 333-34695).
*** Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

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