Form 10-Q
period 1998-06-30
TOTAL RENAL CARE HOLDINGS INC
filed 1998-08-14
CIK 927066

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

For the quarterly period ended June 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from         to

                        COMMISSION FILE NUMBER: 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      FOR THE QUARTER ENDED JUNE 30, 1998

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                OUTSTANDING AT
            CLASS                                               AUGUST 1, 1998
            -----                                              -----------------
       Common Stock, Par Value $0.001......................... 80,860,092 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            NO.
Financial Statements:
  Condensed Consolidated Balance Sheets as of June 30, 1998 and December
   31, 1997...............................................................    1
  Condensed Consolidated Statements of Income for the Three Months and the
   Six Months Ended
   June 30, 1998 and June 30, 1997........................................    2
  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 1998
   and June 30, 1997......................................................    3
  Notes to Condensed Consolidated Financial Statements....................    4
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................    9
Liquidity and Capital Resources...........................................   13
Risk Factors..............................................................   15

                           PART II. OTHER INFORMATION

Item 2.Changes in Securities..............................................   21
Item 5.Other Information..................................................   21
Item 6.Exhibits and Reports on Form 8-K...................................   21
  Signatures..............................................................   22

--------
Note: Items 1, 3 and 4 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,      DECEMBER 31,
                                                     1998            1997
                    ASSETS
Current assets:
  Cash and cash equivalents.................... $    1,093,000  $    6,143,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $42,689,000 and
   $30,695,000, respectively ..................    337,909,000     248,408,000
  Receivable from Tenet, a related company.....        443,000         534,000
  Other current assets.........................     66,216,000      47,119,000
                                                --------------  --------------
    Total current assets.......................    405,661,000     302,204,000
Property and equipment, net....................    196,183,000     172,838,000
Notes receivable from related parties..........     17,241,000      11,344,000
Other long-term assets.........................     14,176,000      17,583,000
Intangible assets, net of accumulated
 amortization of $95,620,000 and $77,040,000,
 respectively..................................    963,784,000     774,266,000
                                                --------------  --------------
    Total assets............................... $1,597,045,000  $1,278,235,000
                                                ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..... $    5,680,000  $   27,810,000
  Other current liabilities....................    100,366,000      74,640,000
                                                --------------  --------------
    Total current liabilities..................    106,046,000     102,450,000
Long term debt and other.......................  1,045,034,000     725,376,000
Deferred income taxes..........................      6,374,000       2,500,000
Minority interests.............................     20,316,000      19,079,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........            --              --
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 80,818,168
   and 78,040,453 shares issued and
   outstanding, respectively)..................         81,000          78,000
  Additional paid-in capital...................    399,095,000     358,492,000
  Notes receivable from stockholders...........       (342,000)     (3,030,000)
  Retained earnings............................     20,441,000      73,290,000
                                                --------------  --------------
    Total stockholders' equity.................    419,275,000     428,830,000
                                                --------------  --------------
    Total liabilities and stockholders'
     equity.................................... $1,597,045,000  $1,278,235,000
                                                ==============  ==============



   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                THREE MONTHS                 SIX MONTHS
                          --------------------------  --------------------------
                              1998          1997          1998          1997
Net operating revenues..  $288,350,000  $179,715,000  $547,099,000  $337,652,000
Operating expenses:
  Facilities............   183,324,000   121,373,000   348,619,000   229,101,000
  General and
   administrative.......    16,505,000    12,120,000    33,415,000    22,036,000
  Provision for doubtful
   accounts.............     7,779,000     4,788,000    14,542,000     9,396,000
  Depreciation and
   amortization.........    21,035,000    12,740,000    40,039,000    23,829,000
  Merger and related
   costs................             0             0    92,835,000             0
                          ------------  ------------  ------------  ------------
   Total operating
    expenses............   228,643,000   151,021,000   529,450,000   284,362,000
  Operating income......    59,707,000    28,694,000    17,649,000    53,290,000
Interest expense, net of
 capitalized interest...   (16,544,000)   (5,717,000)  (31,061,000)   (9,654,000)
Interest rate swap--
 early termination
 costs..................    (9,823,000)            0    (9,823,000)            0
Interest income.........     1,022,000       869,000     2,664,000     1,463,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   income taxes,
   minority
   interests,
   extraordinary item
   and cumulative
   effect of change in
   accounting principle.    34,362,000    23,846,000   (20,571,000)   45,099,000
Income taxes............    13,230,000     9,338,000     9,680,000    17,498,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   minority interests,
   extraordinary item
   and cumulative effect
   of
   change in accounting
   principle............    21,132,000    14,508,000   (30,251,000)   27,601,000
Minority interests in
 income of consolidated
 subsidiaries...........     1,565,000     1,038,000     2,958,000     2,343,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting principle.    19,567,000    13,470,000   (33,209,000)   25,258,000
Extraordinary loss, net
 of tax of $6,087,000
 and $7,668,000,
 respectively...........     9,932,000             0    12,744,000             0
Cumulative effect of
 change in accounting
 principle, net of tax
 of $4,300,000..........             0             0     6,896,000             0
                          ------------  ------------  ------------  ------------
Net income (loss).......  $  9,635,000  $ 13,470,000  $(52,849,000) $ 25,258,000
                          ============  ============  ============  ============
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $       0.24  $       0.17  $      (0.42) $       0.33
  Extraordinary loss,
   net of tax...........         (0.12)         0.00         (0.16)         0.00
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................          0.00          0.00         (0.08)         0.00
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $       0.12  $       0.17  $      (0.66) $       0.33
                          ============  ============  ============  ============
Weighted average number
 of common shares
 outstanding............    80,714,000    77,562,000    79,692,000    77,228,000
                          ============  ============  ============  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting principle.  $       0.24  $       0.17  $      (0.42) $       0.32
  Extraordinary loss net
   of tax...............         (0.12)         0.00         (0.16)         0.00
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................          0.00          0.00         (0.08)         0.00
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $       0.12  $       0.17  $      (0.66) $       0.32
                          ============  ============  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............    87,263,000    79,706,000    79,692,000    79,738,000
                          ============  ============  ============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                     1998           1997
Cash flows from operating activities:
Net (loss) income.............................. $  (52,849,000) $  25,258,000
Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating
 activities:
  Depreciation and amortization................     40,039,000     23,829,000
  Extraordinary item, net of tax...............     12,744,000
  Provision for doubtful accounts..............     14,542,000      9,396,000
  Change in accounting principle, net of tax...      6,896,000
  Compensation expense from stock option
   exercise....................................     16,000,000
  Other non-cash merger related expenses.......     10,094,000
  Other........................................    (73,677,000)   (53,622,000)
                                                --------------  -------------
    Total adjustments..........................     26,638,000    (20,397,000)
                                                --------------  -------------
      Net cash (used in) provided by operating
       activities..............................    (26,211,000)     4,861,000
                                                --------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment..........    (35,842,000)   (26,287,000)
  Cash paid for acquisitions, net of cash
   acquired....................................   (216,669,000)  (165,383,000)
  Sale of investments..........................                    41,202,000
  Other........................................    (34,268,000)    (2,233,000)
                                                --------------  -------------
      Net cash used in investing activities....   (286,779,000)  (152,701,000)
                                                --------------  -------------
Cash flows from financing activities:
  Borrowings from bank credit facility.........  1,397,000,000    151,000,000
  Principal payments on long-term obligations.. (1,114,070,000)   (11,491,000)
  Net proceeds from sale of common stock.......     19,615,000      2,412,000
  Other........................................      5,395,000       (240,000)
                                                --------------  -------------
      Net cash provided by financing
       activities..............................    307,940,000    141,681,000
                                                --------------  -------------
Net decrease in cash...........................     (5,050,000)    (6,159,000)
Cash at beginning of period....................      6,143,000     21,327,000
                                                --------------  -------------
Cash at end of period.......................... $    1,093,000  $  15,168,000
                                                ==============  =============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Total Renal Care Holdings, Inc., ("TRCH" or the "Company") as of and for the periods indicated. TRCH presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 and Form 10K/A for the year ended December 31, 1997 filed on May 18, 1998 by the Company have been omitted. Certain reclassifications of prior period amounts have been made to conform to current period classifications. The financial information herein is not necessarily representative of a full year's operations.

  2. On February 27, 1998, the Company acquired Renal Treatment Centers, Inc. ("RTC"), with headquarters in Berwyn, Pennsylvania ("Merger"). In connection with the Merger, the Company issued 34,565,729 shares of its common stock in exchange for all of the outstanding shares of RTC common stock. RTC stockholders received 1.335 shares of the Company's common stock for each share of RTC common stock that they owned. The Company also issued 2,156,424 options in substitution for previously outstanding RTC stock options, including 1,662,354 of vested options that were exercised on the merger date or shortly thereafter. In addition, the Company guaranteed $125,000,000 of RTC's 5 5/8% subordinated convertible notes and provided for underlying shares at a conversion price of $25.62. In connection with this transaction, the Board and the Company's stockholders authorized an additional 140,000,000 shares of common stock.

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

                                                     THREE MONTHS  SIX MONTHS
                                                      ENDED JUNE   ENDED JUNE
                                                       30, 1997     30 1997
   Net operating revenues
     TRCH........................................... $104,752,000 $193,782,000
     RTC............................................   74,963,000  143,870,000
                                                     ------------ ------------
                                                     $179,715,000 $337,652,000
                                                     ============ ============
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle
     TRCH........................................... $  8,866,000 $ 16,691,000
     RTC............................................    4,604,000    8,567,000
                                                     ------------ ------------
                                                     $ 13,470,000 $ 25,258,000
                                                     ============ ============
   Net income (loss)
     TRCH........................................... $  8,866,000 $ 16,691,000
     RTC............................................    4,604,000    8,567,000
                                                     ------------ ------------
                                                     $ 13,470,000 $ 25,258,000
                                                     ============ ============

  Additionally, the results of operations for the separate companies and the combined results presented in the condensed consolidated financial statements for the six months ended June 30, 1998 contain two months of RTC

                        TOTAL RENAL CARE HOLDINGS, INC.

operations prior to the Merger, including net operating revenues of $72,482,000, income before extraordinary item and cumulative effect of change in accounting principle of $4,827,000 and net income of $4,827,000.

  In connection with the Merger, fees and expenses incurred to date or anticipated which related to the Merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 which were paid or accrued in the first quarter of 1998. The charge includes $21,580,000 for financial advisory, legal, accounting and other direct transaction costs, $45,260,000 for payments under severance and employment agreements and other costs associated with certain compensation plans and costs of $25,995,000 to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Certain of the Merger costs estimated at $36,000,000 are not deductible for tax purposes. During the three months ended June 30, 1998, the Company made payments of approximately $12,500,000 to settle certain merger costs and at June 30, 1998, the accrual for such Merger costs amounted to approximately $24,100,000.

  As a result of the Merger, the RTC Revolving Credit Agreement ("RTC Credit Agreement") was terminated and the outstanding balance of approximately $297,228,000 was paid off through additional borrowings under the Company's Credit Facilities (as defined in Note 6). The remaining net unamortized deferred financing costs in the amount of $4,392,000 related to the RTC Credit Agreement were recognized as an extraordinary loss in the consolidated statement of income for the six months ended June 30, 1998.

  3. During the quarter ended March 31, 1998, the Company purchased nine centers and a pharmacy operation. Total cash consideration for these transactions was $51 million.

  During the quarter ended June 30, 1998, the Company purchased 25 centers and acquired additional ownership interest in certain of the Company's partnerships. Total cash consideration for these transactions was $166 million.

  These transactions were accounted for under the purchase method. The cost of these acquisitions will be allocated primarily to intangible assets such as patient charts, noncompete agreements, goodwill and capital equipment.

  The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the six months ended June 30, are as follows:

                                                         1998          1997
   Pro forma net operating revenues................  $566,279,000  $383,948,000
   Pro forma net (loss) income before extraordinary
    item and cumulative effect of change in
    accounting principle...........................   (32,065,000)   28,002,000
   Pro forma net (loss) income.....................  $(51,705,000) $ 28,002,000
   Pro forma (loss) earnings per share before
    extraordinary item and cumulative effect of
    change in accounting principle:
     Basic.........................................  $      (0.40) $       0.36
     Assuming dilution.............................  $      (0.40) $       0.35

  4. In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), was issued and was adopted by the Company in the first quarter of 1998 (effective January 1, 1998). SOP 98-5 requires that pre-opening and organization costs, incurred in conjunction with facility pre-opening activities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all existing unamortized pre-opening, development and organizational costs have been recognized as the cumulative effect of a change in accounting principle in the condensed consolidated statement of income for the six months ended June 30, 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                                 THREE MONTHS                SIX MONTHS
                                 ENDED JUNE 30             ENDED JUNE 30
                            ------------------------  -------------------------
                               1998         1997          1998         1997
Applicable Common Shares
  Average outstanding
   during the period......   80,724,000   77,704,000    79,703,000   77,370,000
Reduction in shares in
 connection with notes
 receivable from
 employees................      (10,000)    (142,000)      (11,000)    (142,000)
                            -----------  -----------  ------------  -----------
Weighted average number of
 shares outstanding for
 use in computing earnings
 per share................   80,714,000   77,562,000    79,692,000   77,228,000
Dilutive effect of
 outstanding stock
 options..................    1,670,000    2,144,000                  2,181,000
Dilutive effect of
 convertible debt and
 earnout note.............    4,879,000                                 329,000
                            -----------  -----------  ------------  -----------
Weighted average number of
 shares and equivalents
 outstanding for use in
 computing earnings per
 share--assuming dilution.   87,263,000   79,706,000    79,692,000   79,738,000
                            ===========  ===========  ============  ===========
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle................  $19,567,000  $13,470,000  $(33,209,000) $25,258,000
Interest, net of tax
 resulting from dilutive
 effect of convertible
 debt and earnout note....    1,055,000          --            --        34,000
                            -----------  -----------  ------------  -----------
Income (loss) for use in
 computing earning per
 share....................   20,622,000   13,470,000   (33,209,000)  25,292,000
Extraordinary loss, net of
 tax......................    9,932,000                 12,744,000
Cumulative effect of
 change in accounting
 principle, net of tax....                               6,896,000
                            -----------  -----------  ------------  -----------
Income (loss)--assuming
 dilution.................  $10,690,000  $13,470,000  $(52,849,000) $25,292,000
                            ===========  ===========  ============  ===========
Earnings (loss) per common
 share:
Income (loss) per common
 share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle................  $      0.24  $      0.17  $      (0.42) $      0.33
Extraordinary loss, net of
 tax......................        (0.12)                     (0.16)
Cumulative effect of
 change in accounting
 principle, net of tax....                                   (0.08)
                            -----------  -----------  ------------  -----------
Net income (loss) per
 common share.............  $      0.12  $      0.17  $      (0.66) $      0.33
                            ===========  ===========  ============  ===========
Earnings (loss) per common
 share--assuming dilution:
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle................  $      0.24  $      0.17  $      (0.42) $      0.32
Extraordinary item, net of
 tax......................        (0.12)                     (0.16)
Cumulative effect of
 change in accounting
 principle, net of tax....                                   (0.08)
                            -----------  -----------  ------------  -----------
Net income (loss) per
 common share--assuming
 dilution.................  $      0.12  $      0.17  $      (0.66) $      0.32
                            ===========  ===========  ============  ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

  Included in the above calculation is the effect of the RTC Subordinated Convertible Notes for the three months ended June 30, 1998, however, the effect is not included for the six months ended June 30, 1998 and the three and six months ended June 30, 1997 because it is anti-dilutive.

  6. On April 30, 1998, the Company replaced its existing $1,050,000,000 credit facilities with an aggregate of $1,350,000,000 in two senior bank facilities ("Senior Credit Facilities"). The Senior Credit Facilities consist of a seven-year $950,000,000 revolving senior credit facility and a ten-year $400,000,000 senior term facility. The terms and rates are comparable to those in effect with the previous credit facilities and allow for an expansion of the leverage ratio as well as a waiver for cash costs associated with the Merger. As a result of this refinancing, remaining net deferred financing costs in the amount of approximately $16,019,000, less tax of 6,087,000 was recognized as an extraordinary loss in the second quarter of 1998.

  7. In conjunction with the refinancing of its Senior Credit Facilities the Company's two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were canceled in April 1998. The loss associated with the early cancellation of those swaps was approximately $9,823,000. During the quarter ended June 30, 1998, the Company entered into forward interest rate cancellable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended interest rate is fixed at approximately 5.85% plus an applicable margin based upon the Company's current leverage ratio. Currently, the effective interest rate for these swaps is 7.1%.

  8. Subsequent to June 30, 1998, the Company completed acquisitions or signed definitive agreements or entered into agreements in principle to acquire 46 dialysis facilities for consideration of approximately $175 million, which has been or will primarily be funded by additional borrowings under the Company's Senior Credit Facilities.

  9. The outstanding $125,000,000 of 5 5/8% subordinated convertible notes issued by RTC are guaranteed by the Company. The following summarizes financial information of RTC:

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
Cash and cash equivalents............................ $ 11,163,000 $    743,000
Accounts receivable, net.............................  135,899,000   95,927,000
Other current assets.................................   25,747,000   19,484,000
                                                      ------------ ------------
  Total current assets...............................  172,809,000  116,154,000
Property and equipment, net..........................   74,502,000   72,777,000
Intangible assets, net...............................  400,817,000  384,529,000
Other assets.........................................    3,426,000   12,035,000
                                                      ------------ ------------
  Total assets....................................... $651,554,000 $585,495,000
                                                      ============ ============
Current liabilities (including $317,836,000 payable
 to TRCH at June 30,
 1998)............................................... $345,616,000 $ 62,673,000
Long-term debt.......................................  125,685,000  367,219,000
Other long-term liabilities..........................   22,211,000      444,000
Stockholder's equity.................................  158,042,000  155,159,000
                                                      ------------ ------------
                                                      $651,554,000 $585,495,000
                                                      ============ ============

                        TOTAL RENAL CARE HOLDINGS, INC.

                             THREE MONTHS ENDED JUNE
                                       30,            SIX MONTHS ENDED JUNE 30,
                             ------------------------ --------------------------
                                 1998        1997         1998          1997
Net operating revenues.....  $123,990,000 $74,963,000 $238,651,000  $143,870,000
Total operating expenses...    98,224,000  64,979,000  242,081,000   125,330,000
                             ------------ ----------- ------------  ------------
Operating Income (loss) ...    25,766,000   9,984,000   (3,430,000)   18,540,000
Interest expense, net......     1,201,000   2,155,000    4,788,000     3,979,000
                             ------------ ----------- ------------  ------------
Income (loss) before income
 taxes.....................    24,565,000   7,829,000   (8,218,000)   14,561,000
Income taxes...............     5,778,000   3,225,000    4,794,000     5,994,000
                             ------------ ----------- ------------  ------------
Net income (loss)..........  $ 18,787,000 $ 4,604,000 $(13,012,000) $  8,567,000
                             ============ =========== ============  ============

  10. The financial information of RTC as originally presented in Form 10-Q for the three and six months ended June 30, 1997 has been restated to correct net revenues and the provision for doubtful accounts receivable with the following effect (in thousands, except per share amounts):

                                           FOR THE THREE        FOR THE SIX
                                           MONTHS ENDED        MONTHS ENDED
                                           JUNE 30, 1997       JUNE 30, 1997
                                        ------------------- -------------------
                                            AS                  AS
                                        ORIGINALLY    AS    ORIGINALLY    AS
                                         REPORTED  RESTATED  REPORTED  RESTATED
Net revenues...........................  $77,273   $74,963   $148,381  $143,870
Operating expense......................  $64,325   $64,979   $124,054  $125,330
Operating profit.......................  $12,948   $ 9,984   $ 24,327  $ 18,540
Net income.............................  $ 6,746   $ 4,604   $ 12,765  $  8,567
Earnings per common share..............  $  0.27   $  0.18   $   0.52  $   0.35
Earnings per common share--assuming
 dilution..............................  $  0.26   $  0.18   $   0.49  $   0.33

  11. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

  12. The Company's licensed clinical laboratories are also subject to extensive federal and state regulation of performance standards, including the provisions of The Clinical Laboratory Improvement Act of 1967 and The Clinical Laboratory Improvement Amendments of 1988 Act, as well as the federal and state regulations described above. One of the Company's laboratory operations, Dialysis Laboratories, Inc. ("DLI"), is presently the subject of a third-party carrier review. The third-party carrier has requested medical and billing records for certain patients and DLI is in the process of providing the requested records. The third-party carrier has suspended payments to DLI but continues to process DLI's invoices in the ordinary course.

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

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997.

  Net Operating Revenues. Net operating revenues for the three months ended June 30, 1998 ("Second Quarter of 1998") increased $108,635,000 to $288,350,000 from $179,715,000 for the three months ended June 30, 1997
("Second Quarter of 1997") representing a 60.4% increase. Of this increase, $85,839,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remaining increase in net operating revenues per treatment which was $243.01 in the Second Quarter of 1998 compared to $223.79 in the Second Quarter of 1997 was attributable to an increase in non-governmental (private) payor services stemming from the Medicare secondary payor extension causing private payors to be in a primary position for an additional twelve month period, the addition from the partial roll-out of the TRCH laboratory services to the RTC patient base, an overall increase in rates and to increased ancillary usage primarily in EPO administration.

  Facility Operating Expenses. Facility operating expenses consist of cost and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance cost of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expense increased $61,951,000 to $183,324,000 in the Second Quarter of 1998 from $121,373,000 in the Second Quarter of 1997 and as a percentage of net operating revenues, facility operating expenses decreased to 63.6% in the Second Quarter of 1998 from 67.5% in the Second Quarter of 1997. This decrease was primarily a result of revenue growth and the effects from the Company's Best Demonstrated Practices Program, including efficiencies in medical supplies.

  General and Administrative Expenses. General and administrative expenses include headquarters expenses and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $4,385,000 to $16,505,000 in the Second Quarter of 1998 from $12,120,000 in the Second Quarter of 1997. As a percentage of net operating revenues, general and administrative expenses decreased to 5.7% in the Second Quarter of 1998 from 6.7% in the Second Quarter of 1997. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $2,991,000 to $7,779,000 in the Second Quarter of 1998 from $4,788,000 in the
Second Quarter of 1997. As a percentage of net operating revenues, the provision for doubtful accounts remained the same at 2.7% for both periods.

  Depreciation and Amortization. Depreciation and amortization increased $8,295,000 to $21,035,000 in the Second Quarter of 1998 from $12,740,000 in the Second Quarter of 1997. As a percentage of net operating revenues, depreciation and amortization increased to 7.3% in the Second Quarter of 1998 from 7.1% in the Second Quarter of 1997. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Operating Income. Operating income increased $31,013,000 to $59,707,000 in the Second Quarter of 1998 from $28,694,000 in the Second Quarter of 1997. As a percentage of net operating revenues, operating income increased to 20.7% in the Second Quarter of 1998 from 16.0% in the Second Quarter of 1997. The increase was primarily due to increased revenues, a decrease in facility operating and general and administrative costs partially offset by an increase in depreciation and amortization expense.

  Interest Expense. Interest expense, net of interest income, increased $10,674,000 to $15,522,000 in the Second Quarter of 1998 from $4,848,000 in the Second Quarter of 1997. As a percentage of net operating revenues, interest expense, net of interest income, increased to 5.4% in the Quarter of 1998 from 2.7% in the Quarter of 1997. The increase in interest expense, net of interest income was due primarily to an increase in borrowings made under the credit facilities to fund the Company's acquisitions.

  Interest rate swap--early termination costs. In conjunction with the refinancing of the senior credit facilities the Company's two existing forward interest rate swap agreements were canceled in April 1998. The early termination costs associated with the cancellation of those swaps was $9,823,000.

  Provision for Income Taxes. Provision for income taxes increased $3,892,000 to $13,230,000 in the Second Quarter of 1998 from $9,338,000 in the Second Quarter of 1997 and the effective tax rate after minority interest decreased to 39.8% in the Second Quarter of 1998 compared to 40.9% in the Second Quarter of 1997. The reduction in the effective tax rate was due to a decrease in the blended state tax rate and less amortization of non-deductible goodwill as a percentage of taxable income.

  Minority Interest. Minority interests represent the pretax income earned by physicians who directly or indirectly own minority interests in the Company's partnership affiliates and the net income in two of the Company's corporate subsidiaries. Minority interest increased $527,000 to $1,565,000 in the Second Quarter of 1998 from $1,038,000 in the Second Quarter of 1997, and as a percentage of net operating revenues, minority interest decreased to 0.5% in the Second Quarter of 1998 from 0.6% in the Second Quarter of 1997. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

  Extraordinary Loss. In conjunction with replacing its Senior Credit Facilities, the Company recorded all of the remaining net deferred financing costs as an extraordinary loss of $9,932,000, (net of income tax effect).

 Six Months Ended June 30, 1998 Compare to the Six Months Ended June 30, 1997

  Net Operating Revenues. Net operating revenues for the six months ended June 30, 1998 increased $209,447,000 to $547,099,000 from $337,652,000 for the six months ended June 30, 1997 representing a 62.0% increase. Of this increase, $178,894,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remaining increase in net operating revenues per treatment which was $239.30 in the Second Quarter of 1998 compared to $225.94 in the Second Quarter of 1997 was attributable to an increase in non-governmental (private) payor services stemming from the Medicare secondary payor extension causing private payors to be in a primary position for an additional twelve month period, to an overall increase in rates and to increased ancillary usage primarily in EPO administration and the addition from the partial roll-out of the TRCH laboratory services to the RTC patient base.

  Facility Operating Expenses. Facility operating expense increased $119,518,000 to $348,619,000 in the first six months of 1998 from $229,101,000 in the first six months of 1997 and as a percentage of net operating revenues, facility operating expenses decreased to 63.7% in the First six months of 1998 from 67.9% in the first six months of 1997. This decrease was primarily a result of revenue growth and the effects from the Company's Best Demonstrated Practices Program, including efficiencies in medical supplies.

  General and Administrative Expenses. General and administrative expenses increased $11,379,000 to $33,415,000 in the first six months of 1998 from $22,036,000 in the first six months of 1997. As a percentage of net operating revenues, general and administrative expenses decreased to 6.1% in the first six months of 1998 from 6.5% in the first six months of 1997. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved through the leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $5,146,000 to $14,542,000 in the first six months of 1998 from $9,396,000 in the first six months of 1997. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.7% in the First six months of 1998 from 2.8% in the first six months of 1997, which reflects improvements made to the billing and collection processes to curtail write-offs for untimely follow-up on claims previously billed.

  Depreciation and Amortization. Depreciation and amortization increased $16,210,000 to $40,039,000 in the first six months of 1998 from $23,829,000 in the first six months of 1997. As a percentage of net operating revenues, depreciation and amortization increased to 7.3% in the first six months of 1998 from 7.1% in the first six months of 1997. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Merger and Related Expenses. In connection with the Merger, fees and expenses incurred to date or anticipated which related to the Merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 which were paid or accrued in the first six months of 1998. The charge includes $21,580,000 for financial advisory, legal, accounting and other direct transaction costs, $45,260,000 for payments under severance and employment agreements and other costs associated with certain compensation plans and costs of $25,995,000 to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Certain of the Merger costs estimated at $36,000,000 are not deductible for tax purposes. During the six months ended June 30, 1998, the Company made payments of approximately $68,700 to settle certain Merger costs and at June 30, 1998 the accrual for such Merger costs amounted to approximately $24,100,000.

  Operating Income. Operating income decreased $35,641,000 to $17,649,000 in the first six months of 1998 from $53,290,000 in the first six months of 1997 which was due to the costs associated with the Merger. Operating income before merger and related costs increased $57,194,000 to $110,484,000 in the first six months of 1998 from $53,290,000 in the first six months of 1997. As a percentage of net operating revenues, operating income before merger and related costs increased to 20.2% in the first six months of 1998 from 15.8% in the first six months of 1997 primarily due to increased revenues, a decrease in facility operating costs and the provision for doubtful accounts partially offset by an increase in depreciation and amortization expense.

  Interest Expense. Interest expense, net of interest income, increased $20,206,000 to $28,397,000 in the first six months of 1998 from $8,191,000 in the first six months of 1997. As a percentage of net operating revenues, interest expense, net of interest income, increased to 5.2% in the first six months of 1998 from 2.4% in the first six months of 1997. The increase in interest expense, net of interest income was due primarily to an increase in borrowings made under the credit facilities to fund the Company's acquisitions.

  Interest rate swap--early termination costs. In conjunction with the refinancing of the Senior Credit Facilities the Company's two existing forward interest rate swap agreements were canceled in April 1998. The early termination costs associated with the cancellation of those swaps was $9,823,000.

  Provision for Income Taxes. Provision for income taxes decreased $7,818,000 to $9,680,000 in the first six months of 1998 from $17,498,000 in the First six months of 1997 as a result of the loss incurred. The effective tax rate after minority interest but before merger and related expenses was 39.8% in the first six months of 1998 compared to 40.9% in the first six months of 1997. The decrease in the effective tax rate was due to a reduction in the blended state tax rate and less amortization of non-deductible goodwill as a percentage of taxable income. Non deductible merger and related expenses consisting of costs associated with limitations on deductibility of former RTC officer compensation and costs associated with the issuance of stock amounted to approximately $36,000,000. Additional tax expenses of approximately $2,600,000 were recognized in the first six months of 1998 to conform the RTC tax accrual with the Company's ongoing policies.

  Minority Interest. Minority interest increased $615,000 to $2,958,000 in the first six months of 1998 from $2,343,000 in the first six months of 1997, and as a percentage of net operating revenues, minority interest decreased to 0.5% in the first six months of 1998 from 0.7% in the first six months of 1997. This decrease in minority interest as a percentage of net operating revenues is a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

  Extraordinary Loss. On February 27, 1998, in conjunction with the Merger the Company terminated the RTC Revolving Credit Agreement ("RTC Credit Agreement") and recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $2,812,000, (net of income tax effect). In April 1998, in conjunction with replacing its Senior Credit Facilities, the Company also recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $9,932,000, (net of income tax effect).

  Cumulative Effect of Change in Accounting Principle. Effective January 1, 1998, the Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires that pre-opening and organizational costs, incurred in conjunction with pre-opening activities of the Company on its de novo facilities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. In connection with this adoption, the Company recorded a charge of $6,896,000 (net of income tax effect) as a cumulative effect of a change in accounting principle.

                        LIQUIDITY AND CAPITAL RESOURCES

  Net cash (used in) provided by operating activities was $(26,211,000) for the first six months of 1998 and $4,861,000 for the first six months of 1997. Net cash used in operating activities consists of the Company's net income
(loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, and accrued merger and related expenses in 1998. Net cash used in investing activities was $286,779,000 and $152,701,000 for the first six months of 1998 and 1997, respectively. The Company's principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for the Company's outpatient facilities, as well as the development of new outpatient facilities. For the first six months of 1998 net cash provided by financing activities was $307,940,000 as compared to $141,681,000 for the first six months of 1997. The primary source of cash for the first six months of 1998 consisted of borrowings from the bank credit facility and were used to finance acquisitions, de novo developments and working capital needs.

  As of June 30, 1998, the Company had working capital of $299,615,000, including cash of $1,093,000.

  The Company anticipates that its aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities, including de novo facilities after June 30, 1998 through December 31, 1998 will be approximately $34 million.

  The Company's strategy is to continue to expand its operations both through development of de novo centers and through acquisitions. The development of a typical outpatient facility generally requires $800,000 to $1,200,000 for initial construction and equipment and $200,000 to $300,000 for working capital. Based on the Company's experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a development facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, the Company's past experience may not be indicative of the performance of future developed facilities. The Company is currently developing 43 new facilities and plans to open 24 de novo facilities during the remaining six months of this year.

  During the period January 1, 1998 through June 30, 1998, the Company paid cash of approximately $217 million for the acquisition of 34 facilities and a pharmacy operation, and the purchase of minority interests in certain of the Company's partnerships. Subsequent to June 30, 1998, the Company completed acquisitions of or entered into letters of intent to acquire 46 facilities for consideration of approximately $175 million which have been or will primarily be funded by additional borrowings under the Company's Senior Credit Facilities.

  In April 1998, the Company replaced its $1,050,000,000 bank credit facilities with an aggregate of $1,350,000,000 in two senior bank facilities ("Senior Credit Facilities"). The Credit Facilities consist of a seven-year $950,000,000 revolving senior credit facility and a ten-year $400,000,000 senior term facility. The terms and rates are comparable to those in effect with previous credit facilities and allow for an expansion of the leverage ratio as well as a waiver for cash costs associated with the Merger.

  The Senior Credit Facilities contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, the Company is in compliance with all such covenants.

  As a result of this refinancing, the remaining net deferred financing costs of approximately $16,019,000, net of taxes of 6,087,000 were recognized as an extraordinary loss, net of taxes, in the second quarter of 1998.

  In conjunction with the refinancing of its Senior Credit Facilities the Company's two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were canceled in April 1998. The loss associated with the early cancellation of those swaps was approximately $9,823,000. During the quarter ended June 30, 1998, the Company entered into forward interest rate cancellable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended interest rate is fixed at approximately 5.85% plus an applicable margin based upon the Company's current leverage ratio. Currently, the effective interest rate for these swaps is 7.1%.

  As a result of the Merger with RTC, the RTC Revolving Credit Agreement was terminated and the outstanding balance of $297,228,000 including interest was paid off through additional borrowings on the Senior Credit Facilities.

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

  The Company believes that the borrowings under the Senior Credit Facilities, cash generated from operations and other current sources of financing will be sufficient to meet the Company's need for capital for the foreseeable future, including working capital, purchases of additional property and equipment for the operation of its existing facilities and interest on the Senior Credit Facilities. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities. There can be no assurance that additional financing and capital, if and when required, will be available on terms acceptable to the Company or at all.

                                 RISK FACTORS

  In evaluating the Company and its business, investors should carefully consider the following risk factors in addition to the other information contained herein. This quarterly report contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those discussed below, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report or the materials incorporated herein by reference will in fact transpire.

 Uncertainties in Integrating Business Operations and Achieving Cost Savings

  The Merger represents the largest single acquisition which the Company has made to date. The process of integrating RTC's operations presents a significant challenge to the Company's management and may lead to unanticipated costs. There can be no assurance that the Company will be successful in completing this integration. The integration of RTC's operations, and of its accounting, personnel, administrative, legal, information systems and other functions, involves the risk that remaining key employees may leave even when offered continuing employment. Robert L. Mayer, Jr., RTC's Chairman, Chief Executive Officer and President, and Frederick C. Jansen, RTC's Executive Vice President, were expected to and did resign following the Merger as did certain other officers for whom the Merger constituted an event of constructive discharge, including Ronald H. Rodgers, Jr., RTC's Chief Financial Officer and Thomas J. Karl, RTC's General Counsel. Except for such officers, substantially all of the personnel responsible for clinical operations have remained with the Company following the Merger, although there can be no assurances that such personnel will not resign at any point in the future or that they can easily be replaced should they resign. The integration of RTC's operation requires the devotion of a significant amount of time by senior executives of the Company, which may detract from the business operations and development of the Company. There can be no assurance that any of the cost savings, operating efficiencies or other synergies expected to result from the Merger will be accomplished as rapidly as currently expected or at all.

 Dependence on Medicare, Medicaid and Other Sources of Reimbursement

  The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End Stage Renal Disease program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients suffering from ESRD have been entitled to Medicare benefits regardless of age or financial circumstances. Approximately 56% of the Company's net patient revenues during the fiscal year ended December 31, 1997 and approximately 53% during the six months ended June 30, 1998 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. No prediction can be made as to whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. No prediction can be made as to whether certain services, for which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO, a bio-engineered protein, is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Most of the Company's dialysis patients receive EPO. The Company had revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) of approximately 20% of net patient revenues, in the fiscal year ended December 31, 1997 and approximately 21% during the six months ended June 30, 1998. Therefore, EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation; however, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 1999 budget includes this proposed reduction in EPO reimbursement.

  In April 1996, HCFA notified providers that reimbursement of EPO administration for a patient with a hematocrit measurement exceeding 36% would be available only if the 90-day rolling hematocrit measurement for such patient was 36.5% or less. If the 90-day rolling average hematocrit measure exceeded 36.5%, reimbursement for EPO administration would be denied, except in very limited instances. In connection with this notification, HCFA instructed its fiscal intermediaries to review the rolling three month hematocrit averages and to ascertain compliance therewith. TRCH's and RTC's single fiscal intermediary enacted such instructions in December and September 1997, respectively. Subsequently, HCFA notified its fiscal intermediaries that it was changing the foregoing reimbursement policy effective for monthly billing periods beginning on or after March 10, 1998. Recently, HCFA announced that it was eliminating prepayment reviews, raising the 90-day hematocrit rolling average to 37.5 and allowing medical justification for claims with hematocrit of greater than 36.0. The Company does not expect this change in reimbursement to have a material effect on the Company's revenues. No prediction can be made as to whether future rate or reimbursement method changes will be made. Furthermore, EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations.

  All of the states in which the Company currently operates dialysis facilities provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. Approximately 5% of the Company's net patient revenues during both the fiscal year ended December 31, 1997 and the six months ended June 30, 1998 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

  Approximately 39% of the Company's net patient revenues during the fiscal year ended December 31, 1997 and 42% during the six months ended June 30, 1998 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

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

  At present, some ESRD patients eligible for California's Medicaid program, MediCal, are reimbursed for their transportation costs relating to ESRD treatments. If this practice is deemed to violate applicable federal or state law, the Company may be forced to halt that practice and the Company cannot predict the effect the foregoing would have on the desire of such patients to use the Company's services.

  The Company's licensed clinical laboratories are also subject to extensive federal and state regulation of performance standards, including the provisions of The Clinical Laboratory Improvement Act of 1967 and The Clinical Laboratory Improvement Amendments of 1988 Act, as well as the federal and state regulations described above. One of the Company's laboratory operations, Dialysis Laboratories, Inc. ("DLI"), is presently the subject of a third-party carrier review. The third-party carrier has requested medical and billing records for certain patients and DLI is in the process of providing the requested records. The third-party carrier has suspended payments to DLI but continues to process DLI's invoices in the ordinary course.

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

 Dependence on Physician Referrals

  The Company's facilities are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect the Company's overall operations. Referring physicians own minority interests in less than 10% of the Company's dialysis facilities. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "--Operations Subject to Government Regulation."

 Operations Outside the United States

  Approximately 7.6% of the Company's patients at June 30, 1998 are serviced by operations outside the United States. The Company's non-United States operations are subject to certain political, economic and other uncertainties not encountered in United States operations, including risks of civil disturbances (or other risks that may limit or disrupt markets), expropriations and general hazards associated with the assertions of national sovereignty over certain areas in which operations are conducted. The Company's operations outside the United States may face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and difficulty in repatriation of income or capital. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international dialysis industry.

 Year 2000 Compliance

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

ITEMS 1, 3, AND 4 ARE NOT APPLICABLE.

ITEM 2: CHANGES IN SECURITIES

  (c) Recent Sales of Unregistered Securities

  On June 15, 1998, Total Renal Care, Inc. purchased all of the assets of Dialysis Center of Middle Georgia, Inc. As partial consideration for the purchase, the Company issued 47,574 unregistered shares of its common stock to Dialysis Center of Middle Georgia, Inc. Such unregistered shares were exempt from registration under the Securities Act of 1933 pursuant to Rule 505 and Rule 506 of Regulation D. No underwriter participated in the transaction and the unregistered shares are not convertible or exchangeable into other equity securities of the Company.

ITEM 5. OTHER INFORMATION

  Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an advance notice provision in the Company's Bylaws. The Company's Bylaws contain such an advance notice provision. For the Company's 1999 Annual Meeting of Stockholders, stockholders must submit such written notice to the Secretary of the Company no earlier than March 7, 1999 nor later than April 6, 1999.

  This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-
8. For the Company's 1999 Annual Meeting of Stockholders, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company no later than February 5, 1999.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  27 Financial Data Schedules--3 months ended

  27.1 Financial Data Schedules--6 months ended

  (b) Reports on Form 8-K

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

                                          TOTAL RENAL CARE HOLDINGS, INC.
                                          (Registrant)

                                                  /s/ John E. King
                                          By: _________________________________
                                                      John E. King
                                               Vice President, Finance and
                                                 Chief Financial Officer

Date: August 14, 1998

  John E. King is signing in the dual capacities as (i) Chief Financial Officer and (ii) a duly authorized officer of the Company.