Form 10-Q
period 1998-09-30
TOTAL RENAL CARE HOLDINGS INC
filed 1998-11-16
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER: 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                OUTSTANDING AT
     CLASS                                                     NOVEMBER 1, 1998
     -----                                                     -----------------
     Common Stock, Par Value $0.001........................... 80,951,491 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

  Unless otherwise indicated in this Form 10-Q, "we," "us," "our" and similar terms, as well as references to "the Company," refer to Total Renal Care Holdings, Inc. and its subsidiaries.

                                     INDEX

                                                                            PAGE
                                                                            NO.
                                                                            ----
                         PART I. FINANCIAL INFORMATION
Financial Statements:
  Condensed Consolidated Balance Sheets as of September 30, 1998 and
   December 31, 1997......................................................    1
  Condensed Consolidated Statements of Income for the Three Months and the
   Nine Months Ended September 30, 1998 and September 30, 1997............    2
  Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 1998 and September 30, 1997........................    3
  Notes to Condensed Consolidated Financial Statements....................    4
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................   10
Liquidity and Capital Resources...........................................   13
Risk Factors..............................................................   17
                          PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders...............   24
Item 6. Exhibits and Reports on Form 8-K..................................   24
  Signatures..............................................................   25

---------------------
Note: Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30,    DECEMBER 31,
                                                     1998            1997
                                                --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents.................... $   32,849,000  $    6,143,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $47,881,000 and
   $30,695,000, respectively...................    382,025,000     248,408,000
  Receivable from Tenet, a related company.....        358,000         534,000
  Deferred income taxes........................     22,215,000
  Other current assets.........................     50,479,000      47,119,000
                                                --------------  --------------
    Total current assets.......................    487,926,000     302,204,000
Property and equipment, net....................    215,411,000     172,838,000
Notes receivable from related parties..........     22,193,000      11,344,000
Other long-term assets.........................     12,693,000      17,583,000
Intangible assets, net of accumulated
 amortization of $100,261,000 and $77,040,000,
 respectively..................................  1,010,934,000     774,266,000
                                                --------------  --------------
    Total assets............................... $1,749,157,000  $1,278,235,000
                                                ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations..... $    9,611,000  $   27,810,000
  Other current liabilities....................    117,458,000      74,640,000
                                                --------------  --------------
    Total current liabilities..................    127,069,000     102,450,000
Long term debt and other.......................  1,140,561,000     725,376,000
Deferred income taxes..........................      8,532,000       2,500,000
Minority interests.............................     21,661,000      19,079,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........            --              --
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 80,947,325
   and 77,991,595 shares issued and
   outstanding, respectively)..................         81,000          78,000
  Additional paid-in capital...................    402,052,000     358,492,000
  Notes receivable from stockholders...........       (349,000)     (3,030,000)
  Retained earnings............................     49,550,000      73,290,000
                                                --------------  --------------
    Total stockholders' equity.................    451,334,000     428,830,000
                                                --------------  --------------
    Total liabilities and stockholders'
     equity.................................... $1,749,157,000  $1,278,235,000
                                                ==============  ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                THREE MONTHS                 NINE MONTHS
                          --------------------------  --------------------------
                              1998          1997          1998          1997
                          ------------  ------------  ------------  ------------
Net operating revenues..  $318,585,000  $197,749,000  $865,684,000  $535,401,000
Operating expenses:
  Facilities............   200,925,000   131,670,000   549,544,000   360,771,000
  General and
   administrative.......    17,174,000    13,208,000    50,589,000    35,244,000
  Provision for doubtful
   accounts.............     8,997,000     5,390,000    23,539,000    14,786,000
  Depreciation and
   amortization.........    22,435,000    14,194,000    62,474,000    38,023,000
  Merger and related
   costs................                                92,835,000
                          ------------  ------------  ------------  ------------
   Total operating
    expenses............   249,531,000   164,462,000   778,981,000   448,824,000
  Operating income......    69,054,000    33,287,000    86,703,000    86,577,000
Interest expense, net of
 capitalized interest...   (19,805,000)   (7,525,000)  (50,866,000)  (17,179,000)
Interest rate swap--
 early termination
 costs..................                                (9,823,000)
Interest income.........       963,000       883,000     3,627,000     2,346,000
                          ------------  ------------  ------------  ------------
  Income before income
   taxes, minority
   interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............    50,212,000    26,645,000    29,641,000    71,744,000
Income taxes............    19,244,000    11,163,000    28,924,000    28,661,000
                          ------------  ------------  ------------  ------------
  Income before minority
   interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............    30,968,000    15,482,000       717,000    43,083,000
Minority interests in
 income of consolidated
 subsidiaries...........     1,859,000       850,000     4,817,000     3,193,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............    29,109,000    14,632,000    (4,100,000)   39,890,000
Extraordinary loss, net
 of tax of $7,668,000...                                12,744,000
Cumulative effect of
 change in accounting
 principle, net of tax
 of $4,300,000..........                                 6,896,000
                          ------------  ------------  ------------  ------------
Net income (loss).......  $ 29,109,000  $ 14,632,000  $(23,740,000) $ 39,890,000
                          ============  ============  ============  ============
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $       0.36  $       0.19  $      (0.05) $       0.52
  Extraordinary loss,
   net of tax...........                                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                     (0.09)
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $       0.36  $       0.19  $      (0.30) $       0.52
                          ============  ============  ============  ============
Weighted average number
 of common shares
 outstanding............    80,858,000    77,752,000    79,982,000    77,405,000
                          ============  ============  ============  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $       0.35  $       0.18  $      (0.05) $       0.50
  Extraordinary loss,
   net of tax...........                                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                     (0.09)
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $       0.35  $       0.18  $      (0.30) $       0.50
                          ============  ============  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............    87,052,000    80,532,000    79,982,000    79,683,000
                          ============  ============  ============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                     1998            1997
                                                ---------------  -------------
Cash flows from operating activities:
  Net (loss) income............................ $   (23,740,000) $  39,890,000
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
    Depreciation and amortization..............      62,474,000     38,023,000
    Extraordinary item, net of tax.............      12,744,000
    Provision for doubtful accounts............      23,539,000     14,786,000
    Change in accounting principle, net of
     tax.......................................       6,896,000
    Compensation expense from stock option
     exercise..................................      16,000,000
    Other non-cash merger related expenses.....      10,094,000
    Changes in working capital.................    (101,155,000)   (75,265,000)
                                                ---------------  -------------
      Total adjustments........................      30,592,000    (22,456,000)
                                                ---------------  -------------
        Net cash provided by operating
         activities............................       6,852,000     17,434,000
                                                ---------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment..........     (64,767,000)   (41,071,000)
  Cash paid for acquisitions, net of cash
   acquired....................................    (276,075,000)  (257,180,000)
  Sale of investments..........................                     41,202,000
  Other........................................     (42,388,000)   (15,590,000)
                                                ---------------  -------------
        Net cash used in investing activities..    (383,230,000)  (272,639,000)
                                                ---------------  -------------
Cash flows from financing activities:
  Borrowings from bank credit facility.........   1,499,825,000    267,000,000
  Principal payments on long-term obligations..  (1,122,180,000)   (12,373,000)
  Net proceeds from sale of common stock.......      20,347,000      2,751,000
  Other........................................       5,092,000        722,000
                                                ---------------  -------------
        Net cash provided by financing
         activities............................     403,084,000    258,100,000
                                                ---------------  -------------
Net increase in cash...........................      26,706,000      2,895,000
Cash at beginning of period....................       6,143,000     21,327,000
                                                ---------------  -------------
Cash at end of period.......................... $    32,849,000  $  24,222,000
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

                                                     THREE MONTHS NINE MONTHS
                                                     ENDED SEPT.  ENDED SEPT.
                                                       30, 1997     30 1997
                                                     ------------ ------------
   Net operating revenues
     TRCH........................................... $113,668,000 $307,450,000
     RTC............................................   84,081,000  227,951,000
                                                     ------------ ------------
                                                     $197,749,000 $535,401,000
                                                     ------------ ------------
   Income before extraordinary item and cumulative
    effect of change in accounting principle
     TRCH........................................... $  9,870,000 $ 26,561,000
     RTC............................................    4,762,000   13,329,000
                                                     ------------ ------------
                                                     $ 14,632,000 $ 39,890,000
                                                     ------------ ------------
   Net income
     TRCH........................................... $  9,870,000 $ 26,561,000
     RTC............................................    4,762,000   13,329,000
                                                     ------------ ------------
                                                     $ 14,632,000 $ 39,890,000
                                                     ------------ ------------

  Additionally, the results of operations for the separate companies and the combined results presented in the condensed consolidated financial statements for the nine months ended September 30, 1998 contain two

                        TOTAL RENAL CARE HOLDINGS, INC.

months of RTC operations prior to the Merger, including net operating revenues of $72,482,000, income before extraordinary item and cumulative effect of change in accounting principle of $4,827,000 and net income of $4,827,000.

  In connection with the Merger, fees and expenses incurred to date or anticipated which related to the Merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 which were paid or accrued in the first quarter of 1998. The charge includes $21,580,000 for financial advisory, legal, accounting and other direct transaction costs, $45,260,000 for payments under severance and employment agreements and other costs associated with certain compensation plans and costs of $25,995,000 to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Certain of the Merger costs estimated at $36,000,000 are not deductible for tax purposes. During the three months ended September 30, 1998, the Company incurred approximately $2,389,000 in merger costs and at September 30, 1998, the accrual for remaining Merger costs amounted to approximately $21,711,000.

  As a result of the Merger, the RTC Revolving Credit Agreement ("RTC Credit Agreement") was terminated and the outstanding balance of approximately $297,228,000 was paid off through additional borrowings under the Company's Credit Facilities (as defined in Note 6). The remaining net unamortized deferred financing costs in the amount of $4,392,000 related to the RTC Credit Agreement were recognized as an extraordinary loss in the consolidated statement of income for the nine months ended September 30, 1998.

  3. During the quarter ended March 31, 1998, the Company purchased nine centers and a pharmacy operation. Total cash consideration for these transactions was $51 million.

  During the quarter ended June 30, 1998, the Company purchased 25 centers and acquired additional ownership interest in certain of the Company's partnerships. Total cash consideration for these transactions was $116 million.

  During the quarter ended September 30, 1998, the Company purchased 30 centers and purchased all outstanding minority interest in one of the Company's partnerships. Total cash consideration was approximately $109 million.

  These transactions were accounted for under the purchase method. The cost of these acquisitions will be allocated primarily to intangible assets such as patient charts, noncompete agreements and goodwill to the extent the purchase price exceeds the value of the tangible assets, primarily capital equipment.

  The results of operations on a pro forma basis as though the above acquisitions had been combined with the Company at the beginning of each period presented for the nine months ended September 30, are as follows:

                                                          1998          1997
                                                      ------------  ------------
   Pro forma net operating revenues.................  $935,861,000  $660,209,000
   Pro forma income before extraordinary item and
    cumulative effect of change in accounting
    principle.......................................     5,687,000    48,001,000
   Pro forma net (loss) income......................  $(13,953,000) $ 48,001,000
   Pro forma earnings per share before extraordinary
    item and cumulative effect of change in
    accounting principle:
     Basic..........................................  $       0.07  $       0.62
     Assuming dilution..............................  $       0.07  $       0.60

                        TOTAL RENAL CARE HOLDINGS, INC.

  4. In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), was issued and was adopted by the Company in the first quarter of 1998 (effective January 1, 1998). SOP 98-5 requires that pre-opening and organization costs, incurred in conjunction with facility pre-opening activities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all existing unamortized pre-opening, development and organizational costs have been recognized as the cumulative effect of a change in accounting principle in the condensed consolidated statement of income for the nine months ended September 30, 1998.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                              THREE MONTHS ENDED      NINE MONTHS ENDED SEPT.
                                   SEPT. 30                      30
                            ------------------------  -------------------------
                               1998         1997          1998         1997
                            -----------  -----------  ------------  -----------
Applicable Common Shares
  Average outstanding
   during the period......   80,871,000   77,864,000    79,994,000   77,537,000
Reduction in shares in
 connection with notes
 receivable from
 employees................      (13,000)    (112,000)      (12,000)    (132,000)
                            -----------  -----------  ------------  -----------
Weighted average number of
 shares outstanding
 for use in computing
 earnings per share.......   80,858,000   77,752,000    79,982,000   77,405,000
Dilutive effect of
 outstanding stock
 options..................    1,315,000    2,780,000                  2,059,000
Dilutive effect of
 convertible debt and
 earnout note.............    4,879,000                                 219,000
                            -----------  -----------  ------------  -----------
Weighted average number of
 shares and equivalents
 outstanding for use in
 computing earnings per
 share--assuming
 dilution.................   87,052,000   80,532,000    79,982,000   79,683,000
                            ===========  ===========  ============  ===========
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle................  $29,109,000  $14,632,000   $(4,100,000) $39,890,000
Interest, net of tax
 resulting from dilutive
 effect of convertible
 debt and earnout note....    1,055,000                                  34,000
                            -----------  -----------  ------------  -----------
Adjusted Income (loss)....   30,164,000   14,632,000    (4,100,000)  39,924,000
Extraordinary loss, net of
 tax......................                              12,744,000
Cumulative effect of
 change in accounting
 principle, net of tax....                               6,896,000
                            -----------  -----------  ------------  -----------
Income (loss)--assuming
 dilution.................  $30,164,000  $14,632,000  $(23,740,000) $39,924,000
                            ===========  ===========  ============  ===========
Earnings (loss) per common
 share:
  Income (loss) per common
   share before
   extraordinary item and
   cumulative effect
   of change in accounting
   principle..............  $      0.36  $      0.19  $      (0.05) $      0.52
Extraordinary loss, net of
 tax......................                                   (0.16)
Cumulative effect of
 change in accounting
 principle, net of tax....                                   (0.09)
                            -----------  -----------  ------------  -----------
Net income (loss) per
 common share.............  $      0.36  $      0.19  $      (0.30) $      0.52
                            ===========  ===========  ============  ===========
Earnings (loss) per common
 share--assuming dilution:
  Income (loss) before
   extraordinary item and
   cumulative effect of
   change in accounting
   principle..............  $      0.35  $      0.18  $      (0.05) $      0.50
  Extraordinary item, net
   of tax.................                                   (0.16)
  Cumulative effect of
   change in accounting
   principle, net of tax..                                   (0.09)
                            -----------  -----------  ------------  -----------
Net income (loss) per
 common share--assuming
 dilution.................  $      0.35  $      0.18  $      (0.30) $      0.50
                            ===========  ===========  ============  ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

  Included in the above calculation is the effect of the RTC Subordinated Convertible Notes for the three months ended September 30, 1998; however, the effect is not included for the nine months ended September 30, 1998 and the three and nine months ended September 30, 1997 because it was anti-dilutive.

  6. On April 30, 1998, the Company replaced its existing $1,050,000,000 credit facilities with an aggregate of $1,350,000,000 in two senior bank facilities ("Senior Credit Facilities"). The Senior Credit Facilities consist of a seven-year $950,000,000 revolving senior credit facility and a ten-year $400,000,000 senior term facility. The terms and rates are comparable to those in effect with the previous credit facilities and allow for an expansion of the leverage ratio as well as a waiver for cash costs associated with the Merger. As a result of this refinancing, remaining net deferred financing costs in the amount of approximately $16,019,000, less tax of $6,087,000, were recognized as an extraordinary loss in the second quarter of 1998.

  7. In conjunction with the refinancing of its Senior Credit Facilities the Company's two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were canceled in April 1998. The loss associated with the early cancellation of those swaps was approximately $9,823,000. During the quarter ended June 30, 1998, the Company entered into forward interest rate cancelable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended interest rate is fixed at approximately 5.65% plus an applicable margin based upon the Company's current leverage ratio. Currently, the effective interest rate for borrowings under the swap agreement is 7.15%.

  8. The outstanding $125,000,000 of 5 5/8% subordinated convertible notes issued by RTC are guaranteed by the Company. The following summarizes financial information of RTC:

                                                      SEPTEMBER   DECEMBER 31,
                                                       30, 1998       1997
                                                     ------------ ------------
   Cash and cash equivalents........................ $  2,325,000 $    743,000
   Accounts receivable, net.........................  141,983,000   95,927,000
   Other current assets.............................   20,263,000   19,484,000
                                                     ------------ ------------
   Total current assets.............................  164,571,000  116,154,000
   Property and equipment, net......................   77,505,000   72,777,000
   Intangible assets, net...........................  404,850,000  384,529,000
   Other assets.....................................    3,315,000   12,034,000
                                                     ------------ ------------
   Total assets..................................... $650,241,000 $585,494,000
                                                     ------------ ------------
   Current liabilities (including $307,268,000
    payable to TRCH at September 30, 1998).......... $347,640,000 $ 62,673,000
   Long-term debt...................................  125,429,000  367,219,000
   Other long-term liabilities......................    6,924,000      444,000
   Stockholder's equity.............................  170,248,000  155,158,000
                                                     ------------ ------------
                                                     $650,241,000 $585,494,000
                                                     ============ ============

                        TOTAL RENAL CARE HOLDINGS, INC.

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30,             SEPTEMBER 30,
                             ------------------------ -------------------------
                                 1998        1997         1998         1997
                             ------------ ----------- ------------ ------------
   Net operating revenues..  $120,178,000 $84,081,000 $358,829,000 $227,951,000
   Total operating
    expenses...............    97,274,000  71,791,000  339,355,000  197,121,000
                             ------------ ----------- ------------ ------------
   Operating income........    22,904,000  12,290,000   19,474,000   30,830,000
   Interest expense, net...     2,074,000   3,116,000    6,862,000    7,095,000
                             ------------ ----------- ------------ ------------
   Income before income
    taxes..................    20,830,000   9,174,000   12,612,000   23,735,000
   Income taxes............       226,000   4,412,000    5,020,000   10,406,000
                             ------------ ----------- ------------ ------------
   Net income..............  $ 20,604,000 $ 4,762,000 $  7,592,000 $ 13,329,000
                             ============ =========== ============ ============

  9. The financial information of RTC as originally presented in Form 10-Q for the three and nine months ended September 30, 1997 has been restated to correct net revenues and the provision for doubtful accounts receivable with the following effect (in thousands, except per share amounts):

                                           FOR THE THREE       FOR THE NINE
                                           MONTHS ENDED        MONTHS ENDED
                                         SEPTEMBER 30 1997  SEPTEMBER 30, 1997
                                        ------------------- -------------------
                                            AS                  AS
                                        ORIGINALLY    AS    ORIGINALLY    AS
                                         REPORTED  RESTATED  REPORTED  RESTATED
                                        ---------- -------- ---------- --------
   Net revenues.......................   $86,559   $84,081   $234,940  $227,951
   Operating expense..................    71,090    71,791    195,144   197,121
   Operating profit...................    15,469    12,290     39,796    30,830
   Net income.........................     7,659     4,762     20,424    13,329
   Earnings per common share..........       .31       .19        .82       .54
   Earnings per common share--assuming
    dilution..........................       .29       .18        .78       .51

  10. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

  11. The Company's licensed clinical laboratories are subject to extensive federal and state regulation of performance standards, including the provisions of the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvements Amendment of 1988 Act as well as federal and state regulations.

  The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. It is the Company's understanding that similar reviews have been undertaken with respect to other providers' laboratory activities. The carrier has alleged that 99.3% of the tests performed by the Company's laboratory for the review period it initially identified (from January 1995 to April 1996) were not properly supported by the prescribing physicians' medical justification. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of our laboratory-related claims. In addition, the carrier has informed the local offices of the Departments of Justice ("DOJ") and HHS of this matter. The Company has consulted with outside counsel,

                        TOTAL RENAL CARE HOLDINGS, INC.

reviewed the Company's records, is disputing the overpayment determination vigorously and has provided extensive supporting documentation of the Company's claims. The Company continues to cooperate with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determination. However, the Company is unable to determine at this time (1) when this matter will be resolved or when the laboratory's payment suspension will be lifted; (2) what, if any, of the laboratory claims will be disallowed;
(3) what action DOJ or HHS may take with respect to this matter; (4) the outcome of the carrier's review of the periods from May 1996 through March 1998, including the initiation of another payment suspension; (5) whether additional periods may be reviewed by the carrier; or (6) any other outcome of this investigation. Determinations adverse to the Company could have an adverse impact on the Company's business, results of operations or financial condition.

  12. Subsequent to September 30, 1998, the Company completed acquisitions or signed definitive agreements or entered into agreements in principle to acquire 29 dialysis facilities for consideration of approximately $88 million, which has been or will primarily be funded by additional borrowings under the Company's Senior Credit Facilities.

  13. The Company is in the process of issuing 7% Convertible Subordinated Notes Due 2009 in the aggregate principal amount of $300 million (plus an over-allotment option of up to $45 million) (the "Convertible Notes"). The Convertible Notes will be convertible at any time, in whole or in part, into shares of the Company's Common Stock at a conversion price of $32.81 and will be redeemable after November 15, 2001. The Convertible Notes will be sold only to qualified institutional buyers pursuant to Rule 144A and the Company intends to use the net proceeds from any sale of the Convertible Notes to pay down debt under the Revolving Facility (which may be reborrowed). This transaction is expected to close November 17, 1998.

  The Notes have not been registered under the Securities Act of 1933 or states securities laws and may not be offered or sold in the United States without registration or qualification or an applicable exemption from registration or qualification requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in our various Securities and Exchange Commission filings.

MERGER

  As described in Note 2 to the condensed consolidated financial statements, we merged (the "Merger") with Renal Treatment Centers, Inc. ("RTC") on February 27, 1998 in a transaction accounted for as a pooling of interests. Accordingly, the condensed consolidated financial statements have been restated to include RTC for all periods presented.

RESULTS OF OPERATIONS

 Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997.

  Net Operating Revenues. Net operating revenues for the three months ended September 30, 1998 ("Third Quarter of 1998") increased $120,836,000 to $318,585,000 from $197,749,000 for the three months ended September 30, 1997 ("Third Quarter of 1997") representing a 61.1% increase. Of this increase, $86,186,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remaining increase in net operating revenues per treatment, which was $248.17 in the Third Quarter of 1998 compared to $221.18 in the Third Quarter of 1997, was attributable to increased ancillary usage primarily in EPO administration, an increase in non-governmental (private) payor services stemming from the Medicare Secondary payor extension causing private payors to be in a primary position for an additional twelve-month period combined with an overall increase in ancillary rates, and the addition from the partial roll-out of the TRCH laboratory services to the RTC patient base.

  Facility Operating Expenses. Facility operating expenses consist of cost and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance cost of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expense increased $69,255,000 to $200,925,000 in the Third Quarter of 1998 from $131,670,000 in the Third Quarter of 1997 and as a percentage of net operating revenues, facility operating expenses decreased to 63.1% in the Third Quarter of 1998 from 66.6% in the Third Quarter of 1997. This decrease was primarily a result of revenue growth stemming from the Medicare Secondary payor extensions and the effects from our Best Demonstrated Practices Program, including efficiencies in medical supplies and labor.

  General and Administrative Expenses. General and administrative expenses include headquarters expenses and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $3,966,000 to $17,174,000 in the Third Quarter of 1998 from $13,208,000 in the Third Quarter of 1997. As a percentage of net operating revenues, general and administrative expenses decreased to 5.4% in the Third Quarter of 1998 from 6.7% in the Third Quarter of 1997. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved by leveraging of corporate staff across a higher revenue base and the elimination of duplicate corporate staff and efficiencies achieved from the RTC Merger.

  Provision for Doubtful Accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $3,607,000 to $8,997,000 in the Third Quarter of 1998 from $5,390,000 in the
Third Quarter of 1997. As a percentage of net operating revenues, the provision for doubtful accounts increased to 2.8% in the Third Quarter of 1998 from 2.7% in the Third Quarter of 1997. This increase is due to an increase in the non-governmental payor mix caused by the Medicare Secondary payor extension.

  Depreciation and Amortization. Depreciation and amortization increased $8,241,000 to $22,435,000 in the Third Quarter of 1998 from $14,194,000 in the
Third Quarter of 1997. As a percentage of net operating revenues, depreciation and amortization decreased to 7.0% in the Third Quarter of 1998 from 7.2% in the Third Quarter of 1997. The decrease was primarily attributable to acquisitions with assets with longer lives than those in the prior year base.

  Operating Income. Operating income increased $35,767,000 to $69,054,000 in the Third Quarter of 1998 from $33,287,000 in the Third Quarter of 1997. As a percentage of net operating revenues, operating income increased to 21.7% in the Third Quarter of 1998 from 16.8% in the Third Quarter of 1997. The increase was primarily due to increased revenues, a decrease in facility operating cost, general and administrative cost and depreciation and amortization expense.

  Interest Expense. Interest expense, net of interest income, increased $12,200,000 to $18,842,000 in the Third Quarter of 1998 from $6,642,000 in the
Third Quarter of 1997. As a percentage of net operating revenues, interest expense, net of interest income, increased to 5.9% in the Third Quarter of 1998 from 3.4% in the Third Quarter of 1997. The increase in interest expense, net of interest income was due primarily to an increase in borrowings made under the credit facilities to fund our acquisitions.

  Provision for Income Taxes. Provision for income taxes increased $8,081,000 to $19,244,000 in the Third Quarter of 1998 from $11,163,000 in the Third Quarter of 1997 and the effective tax rate after minority interest decreased to 39.8% in the Third Quarter of 1998 compared to 43.2% in the Third Quarter of 1997. The reduction in the effective tax rate was due to a decrease in the blended state tax rate and less amortization of non-deductible goodwill as a percentage of taxable income.

  Minority Interest. Minority interests represent the pretax income earned by physicians who directly or indirectly own minority interests in our partnership affiliates and the net income in two of our corporate subsidiaries. Minority interest increased $1,009,000 to $1,859,000 in the Third Quarter of 1998 from $850,000 in the Third Quarter of 1997, and as a percentage of net operating revenues, minority interest increased to 0.6% in the Third Quarter of 1998 from 0.4% in the Third Quarter of 1997. The increase in minority interest expense is a result of an increase in the number of facilities owned by partnership affiliates and an increase in profitability at existing partnership affiliates and subsidiaries.

 Nine Months Ended September 30, 1998 Compare to the Nine Months Ended September 30, 1997.

  Net Operating Revenues. Net operating revenues for the nine months ended September 30, 1998 increased $330,283,000 to $865,684,000 from $535,401,000 for the nine months ended September 30, 1997 representing a 61.7% increase. Of this increase, $264,830,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remaining increase in net operating revenues per treatment which was $242.49 for the nine months ended September 30, 1998 compared to $224.16 for the nine months ended September 30, 1997 was attributable to increased ancillary usage primarily in EPO administration, an increase in non-governmental (private) payor services stemming from the Medicare Secondary payor extension causing private payors to be in a primary position for an additional twelve-month period, an overall increase in rates, and the addition from the partial roll-out of our laboratory services to the RTC patient base.

  Facility Operating Expenses. Facility operating expense increased $188,773,000 to $549,544,000 in the first nine months of 1998 from $360,771,000 in the first nine months of 1997 and as a percentage of net operating revenues, facility operating expenses decreased to 63.5% in the first nine months of 1998 from 67.4% in the first nine months of 1997. This decrease was primarily a result of revenue growth stemming from the Medicare Secondary payor extensions and the effects from our Best Demonstrated Practices Program, including efficiencies in medical supplies and labor.

  General and Administrative Expenses. General and administrative expenses increased $15,345,000 to $50,589,000 in the first nine months of 1998 from $35,244,000 in the first nine months of 1997. As a percentage of net operating revenues, general and administrative expenses decreased to 5.8% in the first nine months of 1998 from 6.6% in the first nine months of 1997. This decline as a percentage of net revenue is a result of revenue growth and economies of scale achieved by leveraging of corporate staff across a higher revenue base.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased $8,753,000 to $23,539,000 in the first nine months of 1998 from $14,786,000 in the first nine months of 1997. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.7% in the first nine months of 1998 from 2.8% in the first nine months of 1997, which reflects improvements made to the billing and collection processes to curtail write-offs for untimely follow-up on claims previously billed.

  Depreciation and Amortization. Depreciation and amortization increased $24,451,000 to $62,474,000 in the first nine months of 1998 from $38,023,000 in the first nine months of 1997. As a percentage of net operating revenues, depreciation and amortization increased to 7.2% in the first nine months of 1998 from 7.1% in the first nine months of 1997. The increase was primarily attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Merger and Related Expenses. In connection with the Merger, fees and expenses incurred to date or anticipated which related to the Merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 which were paid or accrued in the first nine months of 1998. The charge includes $21,580,000 for financial advisory, legal, accounting and other direct transaction costs, $45,260,000 for payments under severance and employment agreements and other costs associated with certain compensation plans and costs of $25,995,000 to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Certain of the Merger costs estimated at $36,000,000 are not deductible for tax purposes. During the nine months ended September 30, 1998, the Company incurred approximately $71,124,000 in Merger costs and at September 30, 1998 the accrual for remaining Merger costs amounted to approximately $21,711,000.

  Operating Income. Operating income increased $126,000 to $86,703,000 in the first nine months of 1998 from $86,577,000 in the first nine months of 1997. Operating income before merger and related costs increased $91,961,000 to $179,538,000 in the first nine months of 1998 from $86,577,000 in the first nine months of 1997. As a percentage of net operating revenues, operating income before merger and related costs increased to 20.7% in the first nine months of 1998 from 16.2% in the first nine months of 1997 primarily due to increased revenues, a decrease in facility operating costs and the provision for doubtful accounts partially offset by an increase in depreciation and amortization expense.

  Interest Expense. Interest expense, net of interest income, increased $32,406,000 to $47,239,000 in the first nine months of 1998 from $14,833,000 in the first nine months of 1997. As a percentage of net operating revenues, interest expense, net of interest income, increased to 5.5% in the first nine months of 1998 from 2.8% in the first nine months of 1997. The increase in interest expense, net of interest income was due primarily to an increase in borrowings made under the credit facilities to fund our acquisitions.

  Interest rate swap--early termination costs. In conjunction with the refinancing of the Senior Credit Facilities our two existing forward interest rate swap agreements were canceled in April 1998. The early termination costs associated with the cancellation of those swaps was $9,823,000.

  Provision for Income Taxes. Provision for income taxes increased $263,000 to $28,924,000 in the first nine months of 1998 from $28,661,000 in the first nine months of 1997. The effective tax rate after minority interest but before merger and related expenses was 39.8% in the first nine months of 1998 compared to 41.8% in the first nine months of 1997. The decrease in the effective tax rate was due to a reduction in the blended state tax rate and less amortization of non-deductible goodwill as a percentage of taxable income. Non deductible merger and related expenses consisting of costs associated with limitations on deductibility of former RTC officer compensation and costs associated with the issuance of stock amounted to approximately $36,000,000. Additional tax expenses of approximately $2,600,000 were recognized in the first nine months of 1998 to conform the RTC tax accrual with our ongoing policies.

  Minority Interest. Minority interest increased $1,624,000 to $4,817,000 in the first nine months of 1998 from $3,193,000 in the first nine months of 1997, and as a percentage of net operating revenues, minority interest remained the same at .6% in the first nine months of 1998 and in the first nine months of 1997.

  Extraordinary Loss. On February 27, 1998, in conjunction with the Merger we terminated the RTC Revolving Credit Agreement ("RTC Credit Agreement") and recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $2,812,000, net of tax. In April 1998, in conjunction with replacing our Senior Credit Facilities, we also recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $9,932,000, net of tax.

  Cumulative Effect of Change in Accounting Principle. Effective January 1, 1998, we adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires that pre-opening and organizational costs, incurred in conjunction with pre-opening activities of our de novo facilities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. In connection with this adoption, we recorded a charge of $6,896,000, net of tax, as a cumulative effect of a change in accounting principle.

                        LIQUIDITY AND CAPITAL RESOURCES

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments and equipment purchases. Net cash provided by operating activities was $6.9 million for the first nine months of 1998 and $17.4 million in the first nine months of 1997. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable, and accrued merger and related expenses in 1998. Net cash used in investing activities was $383.2 million for the first nine months of 1998 and $272.6 million in the first nine months of 1997. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our outpatient facilities, as well as the development of new outpatient facilities. Net cash provided by financing activities was $403.1 million for the first nine months of 1998 and $258.1 million in the first nine months of 1997 primarily consisting of borrowings from our two credit facilities. As of September 30, 1998, we had working capital of $360.9 million, including cash of $32.8 million.

  Our strategy is to continue to expand our operations both through development of de novo facilities and through acquisitions. The development of a typical outpatient facility generally requires $0.8 million to $1.2 million for initial construction and equipment and $0.2 million to $0.3 million for working capital. Based on our experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 12th to 15th month of operation. However, the period of time for a de novo facility to break even is dependent on many factors which can vary significantly from facility to facility, and, therefore, our past experience may not be indicative of the performance of future developed facilities. In the first nine months of fiscal 1998, we have developed 21 new facilities, with six additional new facilities in development expected to be completed by December 31, 1998 and in fiscal 1999 we plan to open approximately 40 new facilities. We anticipate that our aggregate capital requirements for purchases of equipment and leasehold improvements for outpatient facilities, including de novo facilities for the period from September 30, 1998 through December 31, 1998 will be approximately $12.0 million and will be approximately $75.0 million for fiscal 1999.

  During the period January 1, 1998 through September 30, 1998, we paid cash of approximately $276. million for the acquisition of 64 facilities and a pharmacy operation, and the purchase of minority interests in certain of our partnerships. Since September 30, 1998 we have also completed acquisitions or signed definitive agreements or agreements in principle to acquire 29 facilities, servicing approximately 1,950 patients, for consideration of approximately $88 million. We have also signed a letter of intent to manage three facilities servicing more than 400 patients. These acquisitions have been or will primarily be funded by additional borrowings under our Credit Facilities.

  In April 1998, we replaced our $1.05 billion bank credit facilities with an aggregate of $1.35 billion in two senior bank facilities. The Credit Facilities consist of a seven-year $950 million revolving senior credit facility maturing on March 31, 2005 and a ten-year $400 million senior term facility maturing on March 31, 2008. As of September 30, 1998 the outstanding principal amount outstanding under the Revolving Facility was $602 million and under the Term Facility was $400 million. Therefore, we had $348 million available for borrowing under the Revolving Facility. The Term Facility requires annual principal payments of $4 million, with the $365 million balance due on maturity.

  The Credit Facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, we are in compliance with all such covenants.

  During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements, with a combined notional amount of $800.0 million. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended interest rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. Currently, the effective interest rate for these swaps is 7.15%.

  The $125.0 million outstanding 5 5/8% Convertible Subordinated Notes due 2006 (the "RTC Notes") bear interest at the rate of 5 5/8%, payable semi-annually and require no principal payments until 2006. The RTC Notes are convertible into shares of our Common Stock at an effective conversion price of $25.62 per share and are redeemable by us beginning in July, 1999.

  We are in the process of issuing 7% Convertible Subordinated Notes Due 2009 in the aggregate principal amount of $300 million (plus an over-allotment option of up to $45 million) (the "Convertible Notes"). The Convertible Notes will be convertible at any time, in whole or in part, into shares of our Common Stock at a conversion price of $32.81 and will be redeemable after November 15, 2001. The Convertible Notes will be sold only to qualified institutional buyers pursuant to Rule 144A and we intend to use the net proceeds from any sale of the Convertible Notes to pay down debt under the Revolving Facility (which may be reborrowed). This transaction is expected to close November 17, 1998. Following the Offering, we believe that we will continue to have sufficient liquidity to fund our debt service obligations and implement our growth strategy over the next several years.

YEAR 2000 CONSIDERATIONS

  Since the summer of 1998, all of our departments have been meeting with our Information Systems department to determine the extent of our Y2K exposure. Project teams have been assembled to work on correcting Y2K problems and to perform contingency planning to reduce our total exposure. Our goal is to have all corrective action and contingency plans in place by the third quarter of 1999.

  Software Applications and Hardware. Each component of our Software Application Portfolio ("SAP") must be examined with respect to its ability to properly handle dates in the next millennium. As part of our software assessment plan, key users will test each and every component of our SAP. These tests will be constructed to make sure each component operates properly with the system date advanced to the next millennium.

  The major phases of our software assessment plan are as follows:

  . Complete SAP inventory;

  . Implement Y2K compliant software as necessary;

  . Analyze which computers have Y2K problems and the cost to repair;

  . Test all vendors' representations; and

  . Fix any computer-specific problems.

  Our billing and accounts receivable software is known to have a significant Y2K problem. We have already addressed this issue by obtaining a new, Y2K compliant version of this software. We expect to bring this software on-line in the first quarter of 1999.

  Operating Systems. We are also reviewing our operating systems to assess possible Y2K exposure. We use several different Network Operating Systems ("NOS") for multi-user access to the software that resides on the respective servers. Each NOS must be examined with respect to its ability to properly handle dates in the next millennium. Key users will test each component of our SAP with a compliant version of the NOS. One level beneath the NOS is a special piece of software that comes into play when the computer is "booted" that potentially has a Y2K problem and that is the Basic Input Output System software ("BIOS"). The BIOS takes the date from the system clock and uses it in passing the date to the NOS which in turn passes the date to the Desktop Operating System. The system clock poses another problem in that some system clocks were only capable of storing a two-digit year while other computer clocks stored a four-digit year. This issue affects each and every computer we have purchased. To remedy these problems, we plan to inventory all computer hardware using a Year 2000 utility program to determine whether we have a BIOS or a system clock problem. We then intend to perform a BIOS upgrade or perform a processor upgrade to a Y2K compliant processor.

  Our financial exposure from all sources of SAP and operating system Y2K issues known to date is approximately $300,000, none of which has been expended.

  Dialysis Centers, Equipment and Suppliers. The operations of our dialysis centers can be affected by the Y2K problem so a contingency plan must be in place to prevent the shutdown of these centers. Each center will be responsible for completing a survey of the possible consequences of a failure of the information systems of our vendors and formulating a contingency plan by the third quarter of 1999. Divisional Vice Presidents will then review these plans to assure compliance.

  All of our biomedical devices (including dialysis machines) that have a computer chip in them will be checked thoroughly for Y2K compliance. We will contact each of the vendors of the equipment we use and ask them to provide us with documentation regarding Y2K compliance. Where it is technically and financially feasible without jeopardizing any warrantees, we will test our equipment by advancing the clock to a date in the next millennium.

  In general, we expect to have all of our biomedical devices Y2K compliant by the third quarter of 1999. We have not yet been able to estimate the costs of upgrading or replacing certain of our biomedical devices as we do not yet know which of these machines, if any, are not currently Y2K compliant.

  In addition to factors noted above which are directly within our control, factors beyond our direct control may disrupt our operations. If our suppliers are not Y2K complaint, we may experience inventory shortages and run short of critical supplies. If the utilities companies, transportation carriers and telecommunications companies which service us experience Y2K difficulties, our operations will also be adversely affected and some of our facilities may need to be closed. We are in the process of taking steps to reduce the impact on our operations in such instances and implementing contingency plans to address any possible unavoidable affect which these difficulties would have on our operations.

  To address the possibility of a physical plant failure, we are contacting the landlords of each of our facilities to insure that they will provide access to our staff and any other key service providers. We are also providing written notification to our utilities companies of the locations, schedules and emergency services required of each of our dialysis facilities. In case a physical plant failure should result in an emergency closure of any of our facilities, we are currently:

  . Confirming that backup hospital affiliation agreements are up-to-date and complete;

  . Reviewing appropriate elements of our disaster preparedness plan with our staff and patients;

  . Adopting/modifying emergency treatment orders (diet, etc.) and rationing plans with our medical directors to provide patient safety; and

  . Conducting patient meetings with social workers and dieticians.

  To minimize the affect of any Y2K non-compliance on the part of suppliers, we are currently taking steps to:

  . Identify our critical suppliers and survey each of them to assess their Y2K compliance status;

  . Identify alternative supply sources where necessary;

  . Identify Y2K compliant transportation/shipping companies and establish agreements with them to cover situations where our current supplier's delivery systems go down;

  . Include language in contracts with new suppliers addressing Y2K performance obligations, requirements and failures;

  . Stock our dialysis facilities with one week of additional inventory; the orders will be placed two weeks before January 2000, to ensure receipt;

  . Require critical distributors to carry additional inventory earmarked for us; and

  . Prepare a critical supplier contact/pager list for Y2K emergency supply problems and ensure that contact persons will be on call 24 hours a day.

  General. The extent and magnitude of the Y2K problem as it will affect us, both before, and for some period after, January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are our lack of control over systems that are used by the third parties who are critical to our operations, such as telecommunications and utilities companies, the complexity of testing interconnected networks and applications that depend on third-party networks and the uncertainty surrounding how others will deal with liability issues raised by Y2K-related failures. Moreover, the estimated costs of implementing our plans for fixing Y2K problems do not take into account the costs, if any, that might be incurred as a result of Y2K-related failures that occur despite our implementation of these plans.

  With respect to third-party non-governmental payors, we are in the process of determining where our exposure is and developing contingency plans to prevent the interruption of cash flow. With respect to Medicare payments, neither HCFA nor its financial intermediaries have any contingency plan in place. However, HCFA has mandated that its financial intermediaries submit a draft of their contingency plans to it by March 1999 and that they be prepared to ensure that no interruption of Medicare payments results from Y2K-related failures of their systems. With respect to MediCal, the largest of our third-party state payors, we are already submitting our claims with a four-digit numerical year in accordance with the current system. We are currently working with our other state payors individually to determine the extent of their Y2K compliance.

  Although we are not currently aware of any material operational issues associated with preparing our internal computer systems, facilities and equipment for Y2K, we cannot assure you, due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues, that we will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in our or third party systems or by our failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. The impact of such consequences could have a material adverse effect on our business, financial condition or results of operations.

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

DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT

  We are reimbursed for dialysis services primarily at fixed rates established in advance under the ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare pays for 80% of the composite rate determined by the Health Care Financing Administration ("HCFA") for dialysis treatments and a secondary payor (usually the patient, supplemental insurance or a state Medicaid program) pays for 20% of the composite rate. Since 1972 qualified patients suffering from ESRD have been entitled to Medicare benefits regardless of age or financial circumstances. Approximately 52% of our net operating revenues during the nine month period ended September 30, 1998 was funded by Medicare. Since 1983, Congress has changed the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. We cannot predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on our business, results of operations or financial condition. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect our business, results of operations or financial condition. We cannot predict whether certain services, for which we are currently separately reimbursed, may in the future be included in the Medicare composite rate.

  Since June 1, 1989, the Medicare ESRD program has paid for the administration of Erythropoietin ("EPO") to dialysis patients. Most of our dialysis patients receive EPO; consequently, EPO reimbursement, which is typically received through Medicare and Medicaid programs, significantly affects our net income. Revenues from EPO were approximately $194 million, or approximately 22%, of net operating revenues, during the nine month period ended September 30, 1998. The Office of the Inspector General ("OIG") of the department of Health and Human Services ("HHS") recently recommended that Medicare reimbursement for EPO be reduced from the current amount of $10 to $9 per 1,000 units, and HHS has concurred with this recommendation. From time to time, EPO reimbursement programs have been, and in the future may be, subject to various legislative or administrative proposals. We cannot predict whether future rate or reimbursement method changes will be made. If such changes are made, they could have an adverse effect on our business, results of operations or financial condition. Furthermore, EPO is produced by a single manufacturer, Amgen Corporation, and any interruption of supply or product cost increases could adversely affect our business, results of operations or financial condition.

  All of the states in which we currently operate dialysis facilities provide benefits to qualified patients to supplement their Medicare entitlement. Approximately 4% of our net operating revenues during the nine month period ended September 30, 1998 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes which may have the effect of decreasing program payments, increasing costs or modifying the way we operate our dialysis business.

  Approximately 44% of our net operating revenues during the nine month period ended September 30, 1998 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals which we contract with to provide inpatient dialysis treatments. Any restriction on our ability to charge for these services at rates in excess of those paid by Medicare would adversely affect our business, results of operations or financial condition. We are also a party to nonexclusive agreements with certain third-party payors, and the termination of these agreements could have an adverse effect on our business, results of operations or financial condition.

OPERATIONS SUBJECT TO GOVERNMENT REGULATION

  Our dialysis operations are subject to extensive federal, state, local and foreign governmental regulations. These regulations require us to meet various standards relating to, among other things, (1) premises; (2) management of facilities; (3) personnel; (4) maintenance of proper records; (5) equipment; and (6) quality assurance programs/patient care. Our dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if applicable standards are satisfied. All of our dialysis facilities are certified by HCFA, as is required for receipt of Medicare reimbursement payments.

  Our business would be adversely impacted by (1) any loss of (a) federal certifications; (b) authorization to participate in the Medicare or Medicaid programs; or (c) licenses under the laws of any state or governmental authority in which we generate substantial revenues; or (2) healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services. Our industry will continue to be subject to intense governmental regulation at the state and federal levels, the scope and effect of which are difficult to predict. This regulation could adversely impact us in a material way. In addition, we periodically may be reviewed or challenged by various governmental authorities which could have an adverse effect on our financial position.

 FRAUD AND ABUSE

  The illegal remuneration provisions of the Social Security Act (or "antikickback statute") and similar state laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions structured within published safe harbors are deemed not to violate these provisions. Transactions that do not fall within a relevant safe harbor may be subject to greater scrutiny by enforcement agencies. Neither our arrangements with the Medical Directors of our facilities nor the minority ownership interests of referring physicians in certain of our dialysis facilities meet all of the requirements of these safe harbors. Although we have never been challenged under these statutes and we believe that we comply with these and all other applicable laws and regulations, we could in the future be required to change our practices or relationships with our Medical Directors or with referring physicians holding minority ownership interests or could otherwise be materially affected by any challenge under these statutes.

  California law prohibits a physician from making referrals for laboratory services to entities with which they (or their immediate family members) have a financial interest. We currently operate facilities in California which account for a significant percentage of our business. It is possible that the statute could apply to laboratory services incidental to dialysis services; if so, we would be required to restructure some relationships with referring physicians who serve as Medical Directors of our facilities and with the physicians who hold minority interests in some of our facilities. We also provide laboratory services incidental to dialysis services in many other states which have "fraud and abuse" statutes regulating our relationships with physicians.

 STARK I AND STARK II

  The Omnibus Budget Reconciliation Act of 1989 includes certain provisions, known as "Stark I," that restrict physicians from making referrals for clinical laboratory services to entities with which they (or their immediate family members) have a "financial relationship." It is unclear whether laboratory services that we provide, which are incidental to dialysis services, fall within the Stark I prohibition.

  The Omnibus Budget Reconciliation Act of 1993 includes certain provisions, known as "Stark II," that restrict physicians from making referrals for certain "designated health services" to entities with which they (or their immediate family members) have a "financial relationship." It is unclear whether some of the services which we provide fall within the Stark II prohibitions.

  Violations of Stark I and Stark II are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medicaid programs and substantial fines. It is possible that our practices might be challenged under these laws.

 MEDICAL

  At present, ESRD patients eligible for California's Medicaid program, MediCal, are reimbursed for their transportation costs relating to ESRD treatments. If this practice is deemed to violate applicable federal or state law, we may be forced to halt the practice, and we cannot predict the effect this would have on the desire of patients to use our services.

 INTERNATIONAL REGULATION

  Our operations are subject to extensive government regulation by virtually every nation in which we operate. Although such regulations differ from country to country, in general, non-U.S. regulations are designed to accomplish the same objectives as U.S. regulations regarding the operation of dialysis centers: the provision of quality healthcare for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for government payments and/or reimbursement. In addition, each country has its own payment and reimbursement rules and procedures, and some countries prohibit ownership of healthcare providers by foreign interests or establish other regulatory barriers to direct ownership by foreign companies. In those countries, we work within the framework of local laws to establish alternative contractual arrangements for the management of facilities.

INVESTIGATIONS

  We are engaged in an industry that is extensively regulated. In the ordinary course of business, our operations are continuously subject to regulatory scrutiny, supervision and control. This regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. If a provider is ever found to have engaged in improper practices, it could be subject to civil, administrative, or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program.

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities. The carrier has alleged that 99.3% of the tests performed by our laboratory for the review period it initially identified (from January 1995 to April 1996) were not properly supported by the prescribing physicians' medical justification. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of our laboratory-related claims. In addition, the carrier has informed the local offices of the Departments of Justice ("DOJ") and HHS of this matter. We have consulted with outside counsel, reviewed our records, are disputing the overpayment determination vigorously and have provided extensive supporting documentation of our claims. We continue to cooperate with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determination. However, we are unable to determine at this time (1) when this matter will be resolved or when the laboratory's payment suspension will be lifted; (2) what, if any, of the laboratory claims will be disallowed; (3) what action DOJ or HHS may take with respect to this matter; (4) the outcome of the carrier's review of the periods from May 1996 through March 1998, including the initiation of another payment suspension; (5) whether additional periods may be reviewed by the carrier; or
(6) any other outcome of this investigation. Determinations adverse to us could have an adverse impact on our business, results of operations or financial condition.

RISKS INHERENT IN GROWTH STRATEGY

  Our business strategy significantly depends on our ability to acquire or develop additional dialysis facilities. We regularly investigate opportunities for acquisitions. However, suitable acquisition candidates may not be available, we may not be able to consummate future acquisitions on acceptable terms and we may not be able to integrate future acquisitions successfully. Also, risks are inherent in assessing the value, strengths and weaknesses of acquisition candidates, assessing the nature of the operations of acquired companies and identifying suitable locations to develop additional facilities. Our growth is expected to place significant demands on our financial and management resources and will require us to develop further the management skills of our managers and supervisors, and to continue to retrain, train, motivate and effectively manage our employees. We might not be able to manage effectively the expansion of our operations. Additional financing may not be available to finance future acquisitions. For more details, see the heading "Substantial Leverage, Debt Service Obligations and Restrictive Debt Covenants" below and the section "Business" under the heading "Business Strategy."

  In recent years, as a result of consolidation in our industry, acquisition prices and the competition for facilities have increased. To the extent that we are unable to acquire or develop facilities in a cost-effective manner, our ability to expand our business and enhance our results of operations and financial condition could be adversely affected. In addition, integrating acquired operations, particularly newly acquired regional networks and large scale acquisitions, such as our acquisition of RTC in February 1998, present a significant challenge and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. We might not be able to continue our growth strategy in the future. A failure to continue our growth strategy and to implement it successfully could have an adverse effect on our business, results of operations or financial condition. Additionally, businesses that we may acquire in the future might not achieve revenues and profit ability that justify our investment in them.

  Despite the pooling of TRCH's and RTC's historical operating results, we have conducted operations as a combined entity only since February 1998. This pooling of the business, results of operations and financial condition of TRCH and RTC on a stand-alone basis may differ from our actual combined results in the future.

  Our operations and future acquisitions may require additional personnel, assets and cash expenditures. We might not be able to integrate acquired facilities successfully. In addition, we might not be able to anticipate and respond to all of the changing demands that our expanding operations, including our acquisition of RTC in February 1998, will and could continue to have on our management, information, financial and operating systems. See the section "Business" under the caption "RTC Merger." Acquisitions could result in delays, disruptions and unanticipated expenses. Our failure to meet the challenges of expansion and to manage our prior and future growth could have an adverse effect on our business, results of operations or financial condition.

  Our future growth will require us to manage our expanding operations while evaluating, completing and integrating new businesses. Our acquisition strategy will continue to place significant demands on us to improve our operational, financial and management information systems. If we fail to manage our prior and future growth, our business, results of operations or financial condition might be adversely affected.

COMPETITION

  A significant portion of the dialysis services industry consists of many small, independent facilities. The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also vigorous. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. We have also, from time to time, experienced competition from referring physicians who have opened their own dialysis facilities. A portion of our business consists of monitoring and providing supplies for ESRD treatments in patients' homes. Certain physicians also provide similar services, and if the number of such physicians were to increase, which is possible under the proposed Stark II regulations, our business, results of operations or financial condition could be adversely affected.

DEPENDENCE ON KEY PERSONNEL

  We are dependent upon the services and management experience of our executive officers, and accordingly, we have entered into employment agreements with, and have provided a variety of equity incentives to, these executives. The loss of the services of any of these executive officers could have an adverse effect on our business, results of operations or financial condition. Our future success depends on our ability to identify, hire, train and retain highly qualified management personnel, including our present and future management team. Competition for such personnel is intense, and we may not be able to attract or retain highly qualified management personnel in the future. Our continued growth also depends upon our ability to attract and retain non-executive skilled employees, in particular highly skilled nurses, for whom competition is intense. We believe that our future success also depends on our ability to attract and retain qualified physicians to serve as Medical Directors at our dialysis facilities. Our failure to attract and retain executives, non-executive skilled employees and qualified physicians could adversely affect our business, results of operations or financial condition. We do not carry key man life insurance on any of our officers.

DEPENDENCE ON PHYSICIAN REFERRALS

  We depend upon referrals of ESRD patients by physicians specializing in nephrology and practicing in the communities we serve. As is generally true in the dialysis industry, one or a few physicians refer all or a significant portion of the patients at each facility. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect our business, results of operations or financial condition. Referring physicians own minority interests in certain of our dialysis facilities. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We cannot predict the effect these dispositions would have on our business. For more details, see the heading "Operations Subject to Government Regulation" above.

OPERATIONS OUTSIDE THE UNITED STATES

  We service approximately 7.6% of our patients through operations outside the United States. Our non-United States operations are subject to certain political and economic uncertainties not encountered in United States operations, including risks of civil disturbances (or other risks that may limit or disrupt markets), seizures of our assets and general hazards associated with the assertions of national sovereignty over certain areas in which operations are conducted. Our operations outside the United States may face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange, difficulty in returning income or capital to the United States and slower payment cycles. We cannot predict what foreign operator entering a market for the first time, there can be no assurance that we will be able to replicate our successful history of integrating domestic acquisitions. Any failure to integrate efficiently foreign acquisitions or to realize expected synergies and cost savings could have a material adverse effect on our business, results of operations and financial condition.

SUBSTANTIAL LEVERAGE, DEBT SERVICE OBLIGATIONS AND RESTRICTIVE DEBT COVENANTS

  We are highly leveraged (which means that the amount of our outstanding debt is large compared to the net book value of our assets), have substantial repayment obligations under our outstanding debt and will have increased interest expense as a result of the issuance of the Convertible Notes.

  The Credit Facilities currently contain numerous financial and operating covenants that limit our ability (and the ability of most of our subsidiaries) to undertake certain transactions. These covenants require that we meet certain interest coverage, net worth and leverage tests. The Indenture and the Credit Facilities permit us and our subsidiaries to incur or guarantee additional debt, subject to certain limitations in the case of the Credit Facilities.

  Our level of debt and the limitations imposed on us by our debt agreements could have other important consequences to you, including the following:

  . We will have to use a portion of our cash flow from operations for debt service, rather than for our operations;

  . We may not be able to obtain additional debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes;

  . The debt under the Credit Facilities is at a variable interest rate, making us vulnerable to increases in interest rates; and

  . We could be less able to take advantage of significant business opportunities, such as acquisitions, and react to changes in market or industry conditions.

YEAR 2000 ISSUES

  The "Year 2000" issue ("Y2K") concerns the potential exposures related to the automated generation of misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. In evaluating our state of readiness we are considering the following key areas: (1) our principal operating and financial systems; (2) software used in our internal computer network; (3) micro-processors used in our biomedical equipment; (4) third-party payors and vendors; and (5) telecommunications and other support systems. We are currently addressing each of these areas.

  The extent and magnitude of the Y2K problem as it will affect us, both before, and for some period after, January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are our lack of control over systems that are used by the third parties who are critical to our operations, such as telecommunications and utilities companies and governmental and non-governmental payors, the complexity of testing interconnected networks and applications that depend on third-party networks and the uncertainty surrounding how others will deal with liability issues raised by Y2K-related failures. Moreover, the estimated costs of implementing our plans for fixing Y2K problems do not take into account the costs, if any, that might be incurred as a result of Y2K-related failures that occur despite our implementation of these plans.

  Although we are not currently aware of any material operational issues associated with preparing our internal computer systems, facilities and equipment for Y2K, we cannot assure you, due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues that we will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in our or third party systems or by our failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. The impact of such consequences could have a material adverse effect on our business, financial condition or results of operations. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources."

FORWARD-LOOKING STATEMENTS

  We caution the readers that, in addition to the historical financial information included herein, this report on Form 10-Q includes and incorporates by reference certain "forward-looking statements" within the meaning of the Litigation Reform Act that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this report on Form 10-Q, regarding our financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plan," "seek," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, competitive activities or other business conditions. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations as of the date hereof, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this report on Form 10-Q, including without limitation in conjunction with the forward-looking statements included and incorporated by reference in this report on Form 10-Q and under "Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements.

                                    PART II

                               OTHER INFORMATION

ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company's Annual Meeting of Stockholders was held on July 7, 1998. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after the Director's respective name.

                                                            VOTES WITH  WITHOUT
       NAME                                                 AUTHORITY  AUTHORITY
       ----                                                 ---------- ---------
       Maris Andersons..................................... 72,366,123  570,028
       Victor M.G. Chaltiel................................ 73,367,090  569,061
       Peter T. Grauer..................................... 73,365,514  570,637
       Regina E. Herzlinger................................ 73,355,931  580,220
       Shaul G. Massry..................................... 73,340,103  596,048

  Proposal II submitted to a vote of security holders at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as Independent Accountants. The votes were cast as follows:

                FOR                   AGAINST                 ABSTAIN
                ---                   -------                 -------
             73,915,856                12,409                  7,886
             ----------                ------                  -----

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

   10.1 Employment Agreement dated as of March 2, 1998 by and between the Company and Leonard W. Frie.
   10.2 Employment Agreement dated as of March 2, 1998 by and between the Company and Barry C. Cosgrove.
   10.3 Employment Agreement dated as of March 2, 1998 by and between the Company and John E. King.
   10.4 Employment Agreement dated as of March 2, 1998 by and between the Company and Stan M. Lindenfeld.
   10.5 Employment Agreement dated as of March 2, 1998 by and between the Company and Barbara A. Bednar.
   27.1 Financial Data Schedules--3 months ended
   27.2 Financial Data Schedules--9 months ended

  (b) Reports on Form 8-K

    None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOTAL RENAL CARE HOLDINGS, INC.
                                          (Registrant)

                                                  /s/ John E. King
                                          By: _________________________________
                                                      John E. King
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

Date: November 16, 1998

  John E. King is signing in the dual capacities as (i) Chief Financial Officer and (ii) a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
    10.1   Employment Agreement dated as of March 2, 1998 by and between the
            Company and Leonard W. Frie.
    10.2   Employment Agreement dated as of March 2, 1998 by and between the
            Company and Barry C. Cosgrove.
    10.3   Employment Agreement dated as of March 2, 1998 by and between the
            Company and John E. King.
    10.4   Employment Agreement dated as of March 2, 1998 by and between the
            Company and Stan M. Lindenfeld.
    10.5   Employment Agreement dated as of March 2, 1998 by and between the
            Company and Barbara A. Bednar.
    27.1   Financial Data Schedules--3 months ended
    27.2   Financial Data Schedules--9 months ended