Form 10-K405/A
period 1997-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 1998-11-25
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Amendment No. 2 on Form 10-K/A to the registrant's 10-K for the fiscal year ended December 31, 1997 is being filed solely to include an audit report of PricewaterhouseCoopers LLP on the consolidated financial statements included in Amendment No. 1 on Form 10-K/A and to omit the audit reports of Price Waterhouse LLP, Coopers & Lybrand L.L.P., Baird, Kurtz & Dobson and Deloitte & Touche LLP. The consolidated financial statements remain the same as they were at the time of their inclusion in Amendment No. 1 on Form 10-K/A other than for the addition of Note 18 "Subsequent Events (unaudited)".

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants of PricewaterhouseCoopers LLP............ F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Income.......................................... F-4
Consolidated Statements of Stockholders' Equity............................ F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

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

PricewaterhouseCoopers LLP

Seattle, Washington
February 16, 1998, except as to the pooling of interests with Renal Treatment Centers, Inc. which is as of May 14, 1998

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                            --------------------
                                                              1996       1997
                                                            --------  ----------
                          ASSETS
                          ------
Cash and cash equivalents.................................. $ 21,327  $    6,143
Investments................................................   41,202
Patient accounts receivable, less allowance for doubtful
 accounts of $15,765,000 and $30,695,000, respectively.....  156,207     248,408
Receivable from Tenet......................................      347         534
Inventories................................................   10,433      15,766
Deferred income taxes......................................    5,383       9,853
Prepaid expenses and other current assets..................   17,304      21,500
                                                            --------  ----------
  Total current assets.....................................  252,203     302,204
                                                            --------  ----------
Property and equipment, net................................   97,844     172,838
Notes receivable from related parties......................    1,919      11,344
Deferred taxes, noncurrent.................................                  385
Other long-term assets.....................................    1,992      17,198
Intangible assets, net.....................................  311,263     774,266
                                                            --------  ----------
                                                            $665,221  $1,278,235
                                                            ========  ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Accounts payable........................................... $ 23,841  $   33,283
Employee compensation and benefits.........................   16,349      25,430
Other accrued liabilities..................................   12,605      15,927
Current portion of long-term obligations...................   14,433      27,810
                                                            --------  ----------
  Total current liabilities................................   67,228     102,450
                                                            --------  ----------
Long-term debt.............................................  233,126     723,782
                                                            --------  ----------
Deferred income taxes......................................       61       2,500
                                                            --------  ----------
Other long-term liabilities................................      993       1,594
                                                            --------  ----------
Minority interests.........................................    4,714      19,079
                                                            --------  ----------
Commitments and contingencies (Notes 8, 9 and 13)
Stockholders' equity:
  Preferred stock ($0.001 par value; 5,000,000 shares
   authorized; none outstanding)...........................      --          --
  Common Stock ($0.001 par value; 195,000,000 shares
   authorized; 76,686,364 and 77,991,595 shares issued and
   outstanding)............................................       77          78
  Additional paid-in capital...............................  343,586     358,492
  Notes receivable from stockholders.......................   (2,827)     (3,030)
  Retained earnings........................................   18,263      73,290
                                                            --------  ----------
      Total stockholders' equity...........................  359,099     428,830
                                                            --------  ----------
                                                            $665,221  $1,278,235
                                                            ========  ==========

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                            YEAR     SEVEN MONTHS ENDED
                           ENDED        DECEMBER 31,        YEAR ENDED DECEMBER 31,
                          MAY 31,   --------------------  ------------------------------
                            1995       1994       1995       1995       1996      1997
                          --------  ----------- --------  ----------  --------  --------
                                    (UNAUDITED)           (UNAUDITED)
Net operating revenues..  $214,425   $122,065   $176,463   $299,411   $498,024  $760,997
                          --------   --------   --------   --------   --------  --------
Operating expenses:
  Facilities............   146,560     83,370    115,219    198,654    344,180   510,990
  General and
   administrative.......    17,856     10,099     12,117     21,000     32,350    50,099
  Provision for doubtful
   accounts.............     5,492      3,486      4,552      7,580     15,737    20,525
  Depreciation and
   amortization.........    12,343      7,098     10,808     18,603     32,445    54,603
  Merger costs..........                             500      2,088      2,808
                          --------   --------   --------   --------   --------  --------
   Total operating
    expenses............   182,251    104,053    143,196    247,925    427,520   636,217
                          --------   --------   --------   --------   --------  --------
Operating income........    32,174     18,012     33,267     51,486     70,504   124,780
Interest expense, net of
 capitalized interest...    (8,651)    (4,472)    (7,694)   (12,830)   (13,417)  (28,214)
Interest rate swap--
 early termination
 costs..................
Interest income.........       800        634        863      1,029      3,858     3,175
                          --------   --------   --------   --------   --------  --------
  Income before income
   taxes, minority
   interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............    24,323     14,174     26,436     39,685     60,945    99,741
Income taxes............     7,827      4,759      9,931     13,841     22,960    40,212
                          --------   --------   --------   --------   --------  --------
Income before minority
 interests,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    16,496      9,415     16,505     25,844     37,985    59,529
Minority interests in
 income of consolidated
 subsidiaries...........     1,593        878      1,784      2,544      3,578     4,502
                          --------   --------   --------   --------   --------  --------
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    14,903      8,537     14,721     23,300     34,407    55,027
Extraordinary loss
 related to early
 extinguishment of debt,
 net of tax.............                           2,555      2,555      7,700
Cumulative effect of a
 change in accounting
 principle, net of tax..
                          --------   --------   --------   --------   --------  --------
Net income..............  $ 14,903   $  8,537   $ 12,166   $ 20,745   $ 26,707  $ 55,027
                          ========   ========   ========   ========   ========  ========
Earnings per common
 share:
  Income before
   extraordinary item
   and cumulative effect
   of a change in
   accounting principle,
   net of tax...........  $   0.33   $   0.20   $   0.26   $   0.43   $   0.46  $   0.71
  Extraordinary loss....                           (0.04)     (0.05)     (0.10)
  Cumulative effect of a
   change in accounting
   principle, net
   of tax...............
                          --------   --------   --------   --------   --------  --------
  Net income............  $   0.33   $   0.20   $   0.22   $   0.38   $   0.36  $   0.71
                          ========   ========   ========   ========   ========  ========
  Weighted average
   number of common
   shares outstanding...    45,301     42,682     57,109     53,936     74,042    77,524
                          ========   ========   ========   ========   ========  ========
Earnings per common
 share--assuming
 dilution:
  Income before
   extraordinary item
   and cumulative effect
   of a change in
   accounting principle,
   net of tax...........  $   0.31   $   0.19   $   0.25   $   0.40   $   0.45  $   0.69
  Extraordinary loss....                           (0.05)     (0.04)     (0.10)
  Cumulative effect of a
   change in accounting
   principle, net of
   tax..................
                          --------   --------   --------   --------   --------  --------
  Net income............  $   0.31   $   0.19   $   0.20   $   0.36   $   0.35  $   0.69
                          ========   ========   ========   ========   ========  ========
  Weighted average
   number of common
   shares and
   equivalents
   outstanding--assuming
   dilution.............    47,506     44,879     60,693     57,744     77,225    79,975
                          ========   ========   ========   ========   ========  ========

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK
                          ------------------
                                                           NOTES
                                             ADDITIONAL  RECEIVABLE  RETAINED
                                              PAID-IN       FROM     EARNINGS
                            SHARES    AMOUNT  CAPITAL   STOCKHOLDERS (DEFICIT)   TOTAL
                          ----------  ------ ---------- ------------ ---------  --------
Balance at May 31,
 1994...................  21,642,062   $22    $ 25,282               $ 40,296   $ 65,600
Shares issued to Tenet..   4,888,890     4                                             4
Shares issued in change
 of control:
 DLJMB..................  11,666,667    12      10,488                            10,500
 Employees..............   2,077,778     2       1,868    $  (995)                   875
Shares issued in
 offerings..............   7,393,315     7      51,994                            52,001
Stock issuance costs....                        (2,172)                           (2,172)
Dividend paid to Tenet:
 Cash...................                                              (75,500)   (75,500)
 Intercompany receiv-
  able..................                                               (6,152)    (6,152)
Shares issued in
 acquisitions...........     729,687     1       2,258                             2,259
Shares issued to
 employees and others...   1,275,420     1       1,147       (513)                   635
Options exercised.......     476,275     1         315                               316
Acquisition of treasury
 stock..................      (5,797)              (47)                              (47)
Dividend distribution...                                               (1,473)    (1,473)
Net income..............                                               14,903     14,903
                          ----------   ---    --------    -------    --------   --------
Balance at May 31,
 1995...................  50,144,297    50      91,133     (1,508)    (27,926)    61,749
Net proceeds from
 initial public
 offering...............  11,500,000    12      98,282                            98,294
Shares and options
 issued in
 acquisitions...........   1,574,616     1       8,453                             8,454
Shares issued to
 employees and others...      46,117                59        (13)                    46
Shares issued to repay
 debt...................      67,447               523                               523
Options exercised.......   2,355,894     3       2,866     (1,330)                 1,539
Conversion of
 mandatorily redeemable
 common stock...........   1,136,112     1       3,989                             3,990
Payments on notes
 receivable, net of
 interest accrued.......                                       78                     78
Income tax benefit
 related to stock
 options exercised......                         1,792                             1,792
Acquisition of treasury
 stock..................     (43,868)             (347)                             (347)
Dividend distribution...                                               (1,499)    (1,499)
Adjustment to conform
 fiscal years of RTC....                                                6,377      6,377
Net income..............                                               12,166     12,166
                          ----------   ---    --------    -------    --------   --------
Balance at December 31,
 1995...................  66,780,615    67     206,750     (2,773)    (10,882)   193,162
Net proceeds from stock
 offerings..............   6,666,667     7     128,311                           128,318
Shares issued in
 acquisitions...........     161,095             2,810                             2,810
Shares issued in
 connection with
 merger.................   2,422,534     2         105                  3,097      3,204
Shares issued to
 employees and others...       1,883                15                                15
Shares issued to repay
 debt...................     190,109             1,474                             1,474
Options exercised.......     463,461     1       3,183                             3,184
Interest accrued on
 notes receivable, net
 of payments............                                      (54)                   (54)
Income tax benefit
 related to stock
 options exercised......                           938                               938
Dividend distribution...                                                 (659)      (659)
Net income..............                                               26,707     26,707
                          ----------   ---    --------    -------    --------   --------
Balance at December 31,
 1996...................  76,686,364    77     343,586     (2,827)     18,263    359,099
Shares issued in
 acquisitions...........      17,613               273                               273
Shares issued to
 employees and others...     174,775             1,773                             1,773
Options exercised.......     447,456             2,019                             2,019
Shares issued to repay
 debt...................     664,580     1       5,147                             5,148
Interest accrued on
 notes receivable, net
 of payments............                                     (203)                  (203)
Income tax benefit
 related to stock
 options exercised......                         5,453                             5,453
Grant of stock options..                           235                               235
Issuance of treasury
 stock to repay debt....         807                 6                                 6
Net income..............                                               55,027     55,027
                          ----------   ---    --------    -------    --------   --------
Balance at December 31,
 1997...................  77,991,595   $78    $358,492    $(3,030)   $ 73,290   $428,830
                          ==========   ===    ========    =======    ========   ========


          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                           YEAR     SEVEN MONTHS ENDED
                          ENDED        DECEMBER 31,         YEAR ENDED DECEMBER 31,
                         MAY 31,   --------------------  --------------------------------
                           1995       1994       1995       1995       1996       1997
                         --------  ----------- --------  ----------  ---------  ---------
                                   (UNAUDITED)           (UNAUDITED)
Cash flows from
 operating activities:
 Net income............  $ 14,903   $  8,537   $ 12,166   $ 20,745   $  26,707  $  55,027
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Depreciation and
  amortization.........    12,343      7,098     10,808     18,603      32,445     54,603
 Extraordinary loss....                           4,258      4,258      12,623
 Non-cash interest.....     6,947      3,274      5,228      8,901       4,396
 Other non-cash merger
  related expenses.....
 Compensation expense
  from stock option
  exercise.............
 Deferred income
  taxes................    (1,213)      (481)    (2,219)    (2,233)     (1,258)    (5,131)
 Provision for doubtful
  accounts.............     5,492      3,486      4,552      7,580      15,737     20,525
 Change in accounting
  principle, net of
  tax..................
 Loss (gain) on
  disposition of
  property and
  equipment............       (37)        (3)      (144)      (146)        (20)        76
 Equity in (earnings)
  losses from
  affiliate............       (96)       (51)      (267)      (267)         16        (40)
 Minority interests in
  income of
  consolidated
  subsidiaries.........     1,593        878      1,784      2,544       3,578      4,502
 Changes in operating
  assets and
  liabilities, net of
  effect of
  acquisitions:
  Accounts receivable..   (28,612)   (16,919)   (26,608)   (40,247)    (52,909)  (109,811)
  Inventories..........      (383)      (804)      (968)      (267)     (3,030)    (1,843)
  Prepaid expenses and
   other current
   assets..............    (1,363)      (398)      (277)      (432)     (8,805)      (143)
  Other long-term
   assets..............                            (300)      (300)                (9,166)
  Accounts payable.....     1,618      2,842       (560)    (3,194)      2,147       (992)
  Employee compensation
   and benefits........     3,473      1,453       (354)     1,216       6,043      8,539
  Other accrued
   liabilities.........     5,115      1,262      3,757      6,867        (207)     2,791
  Income taxes
   payable.............      (475)      (483)     2,323        816      (6,315)     2,329
  Other long-term
   liabilities.........                  107      1,214        916        (222)        13
                         --------   --------   --------   --------   ---------  ---------
   Net cash provided by
    operating
    activities.........    19,305      9,798     14,393     25,360      30,926     21,279
                         --------   --------   --------   --------   ---------  ---------
Cash flow from
 investing activities:
 Purchases of property
  and equipment........    (8,935)    (4,912)    (8,896)   (14,713)    (41,740)   (62,033)
 Additions to
  intangible assets....    (1,573)      (734)    (1,520)    (3,086)    (10,775)   (35,224)
 Cash paid for
  acquisitions, net of
  cash acquired........   (72,799)   (29,532)   (35,450)   (56,911)   (179,002)  (455,090)
 Purchase of
  investments..........   (38,500)   (26,223)                          (55,311)
 Sale of investments...    38,589     38,589                 2,662      14,109     41,202
 Investment in
  affiliate............                            (972)      (972)        (46)    (2,935)
 Issuance of long-term
  notes receivable.....                          (1,379)    (1,379)       (540)   (12,502)
 Proceeds from
  disposition of
  property and
  equipment............        62         28        244        495         236        365
                         --------   --------   --------   --------   ---------  ---------
   Net cash used in
    investing
    activities.........   (83,156)   (22,784)   (47,973)   (73,904)   (273,069)  (526,217)
Cash flows from
 financing activities:
 Advances from Tenet...     2,874      3,499
 Proceeds from long-
  term borrowings......    18,539     14,987        258        258         107      4,511
 Principal payments on
  long-term
  obligations..........   (14,414)       (61)    (2,094)    (9,044)     (8,649)   (26,269)
 Proceeds from
  convertible notes....                                                121,250
 Cash dividends paid to
  Tenet................   (75,500)   (75,500)
 Payment of dividend
  distribution.........    (1,473)    (1,023)      (417)    (1,499)       (659)
 Net proceeds from debt
  offering.............    66,841     66,140
 Cash paid to retire
  bonds................                         (31,912)   (31,912)    (68,499)
 Proceeds from bank
  credit facility......    13,253                31,981     50,916     239,835    505,000
 Payment of bank credit
  facility.............    (4,000)              (31,625)   (31,625)   (188,510)
 Net proceeds from
  issuance of Common
  Stock................    62,159     11,122     99,947    100,267     131,517      3,792
 Income tax benefit
  related to stock
  options exercised....                           1,792      1,792         938      5,453
 Cash received on notes
  receivable from
  stockholders.........                             175        175         170         35
 Distributions to
  minority interests...    (1,708)      (723)    (1,102)    (2,087)     (2,442)    (2,768)
                         --------   --------   --------   --------   ---------  ---------
   Net cash provided by
    financing
    activities.........    66,571     18,441     67,003     77,241     225,058    489,754
                         --------   --------   --------   --------   ---------  ---------
Net increase (decrease)
 in cash...............     2,720      5,455     33,423     28,697     (17,085)   (15,184)
Cash and cash
 equivalents at
 beginning of period...     2,109      4,260      4,989      9,715      38,412     21,327
                         --------   --------   --------   --------   ---------  ---------
Cash and cash
 equivalents at end of
 period................  $  4,829   $  9,715   $ 38,412   $ 38,412   $  21,327  $   6,143
                         ========   ========   ========   ========   =========  =========
Supplemental cash flow information (Note 15)

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization--Total Renal Care Holdings, Inc. (the "Company") operates kidney dialysis facilities and provides related medical services in Medicare certified dialysis facilities in various geographic sectors of the United States and also in Argentina, Puerto Rico, Europe and Guam.

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

  Basis of presentation--The consolidated financial statements include the accounts of Total Renal Care Holdings, Inc. and its wholly-owned and majority-owned corporate subsidiaries and partnership investments. All significant intercompany transactions and balances have been eliminated in consolidation.

  In February 1996, RTC acquired, through two separate transactions, Intercontinental Medical Services, Inc. ("IMS") and Midwest Dialysis Unit and its affiliates (collectively "MDU"). Each of the transactions was separately accounted for as a pooling of interests. The consolidated financial statements include the results of IMS and MDU as of January 1, 1996. Prior year financial statements have not been restated to reflect these transactions because the effect of such transactions is not material.

                        TOTAL RENAL CARE HOLDINGS, INC.

  In July 1996, RTC acquired Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. (collectively "the Group"). In July 1995, RTC acquired Wichita Dialysis Center, P.A., Southeast Kansas Dialysis Center, P.A., Garden City Dialysis Center, P.A. and Wichita Dialysis Center, East, P.A. (the "Wichita Companies"). In March 1995, RTC acquired Healthcare Corporation and its affiliates (collectively, "HCC"). These transactions were accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been prepared to give retroactive effect to the mergers.

  Net operating revenues--Revenues are recognized when services and related products are provided to patients in need of ongoing life sustaining kidney dialysis treatments. Operating revenues consist primarily of dialysis and ancillary fees from patient treatments. These amounts are reported at the amounts expected to be realized from governmental and third-party payors, patients and others for services provided. Appropriate allowances are established based upon credit risk of specific third-party payors, historical trends and other factors and are reflected in the provision for doubtful accounts as a component of operating expenses in the consolidated statements of income.

  During the years ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997, the Company received approximately 72%, 68%, 64% and 61%, respectively, of its dialysis revenues from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid amounted to $119,611,000 and $205,564,000 as of December 31, 1996, and 1997, respectively. Medicare historically pays approximately 80% of government established rates for services provided by the Company. The remaining 20% is typically paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

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

  In August 1993, the provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") became effective. The OBRA 93 provisions were originally interpreted by the Health Care Financing Administration ("HCFA") to modify the requirements that employer group health sponsored insurance plans (private payors) be the primary payor for end-stage renal disease ("ESRD") patients who subsequently become dually entitled to Medicare benefits because of ESRD following initial eligibility under age or disability provisions. In July 1994, HCFA instructed the Medicare fiscal intermediaries to retroactively apply the provisions of OBRA 93 to August 10, 1993. In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries that it had misinterpreted the OBRA regulations and that Medicare would continue as the primary payor after dual eligibility was achieved under the ESRD provision. In January 1998, a permanent injunction was issued by a federal court preventing HCFA from retroactively applying its reinterpretation of the OBRA 93 regulations as unlawful retroactive rule-making. Accordingly, the Company has recognized as revenue payments from private payors in excess of the revenue previously recognized at lower rates which are attributable to such patients.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

advisory opinion which would allow the Company to make grants to a foundation that may provide for such premium payments on behalf of ESRD patients. In addition, legislation is currently pending which would permit the Company to pay premiums for insurance coverage for patients with proven financial hardship.

  Cash and cash equivalents--Cash equivalents are highly liquid investments with original maturities of three months or less.

  Investments--Investments were comprised of investments in corporate bonds and government and government agency securities. Investment income is recognized when earned and realized gains and losses are recognized on a trade date basis, computed based on original cost. The investments are stated at cost, which approximates fair market value. All investments were managed by one financial institution. Subsequent to December 31, 1996, all investments were liquidated, resulting in an immaterial realized gain.

  Inventories--Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

  Property and equipment--Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leaseholds and improvements, over the shorter of their estimated useful life or the lease term; and equipment, 3 to 15 years.

  Capitalized interest--The Company capitalizes interest associated with the costs of significant facility expansion and construction. Interest is capitalized by using an interest rate which is equal to the weighted average borrowing rate on the Company's long-term debt. Approximately $685,000 in interest expense was capitalized for the year ended December 31, 1997.

  Intangible assets--Business acquisition costs allocated to patient lists are amortized generally over five to eight years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically three to eleven years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the debt using the effective interest method. Pre-opening and development costs, included in other intangible assets, are amortized over five years. (See
Note 18.)

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

  Income taxes--The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred income taxes for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to be recovered or settled.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  Minority interests--Minority interests represent the proportionate equity interest of other partners and stockholders in the Company's consolidated entities which are not wholly owned. As of December 31, 1997, these included 29 active partnerships and corporations.

  Stock-based compensation--During the year ended December 31, 1996, the Company adopted the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This pronouncement requires the Company to elect to account for stock-based compensation on a fair value based model or an intrinsic value based model. The intrinsic value based model is currently used by the Company and is the accounting principle prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under this model, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. The fair value based model prescribed by SFAS 123 requires the Company to value stock-based compensation using an accepted valuation model. Compensation cost is measured at the grant date based on the value of the award and would be recognized over the service period which is usually the vesting period.
SFAS 123 requires the Company to either reflect the results of the valuation in the consolidated financial statements or alternatively continue to apply the provisions of APB 25 and make appropriate disclosure of the impact of such valuation in the accompanying notes to consolidated financial statements.

  The Company has elected to continue to apply the provisions of APB 25 to their employee stock-based compensation plans and therefore has included the required disclosure of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method (see Note 10).

  Earnings per share--In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The Company adopted SFAS 128 in the fourth quarter of 1997, as required by this pronouncement. SFAS 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated by dividing net income before extraordinary item, and net income by the weighted average number of shares of Common Stock outstanding. Accordingly, earnings per common share assuming dilution includes the dilutive effects of stock options and warrants using the treasury stock method, in determining the weighted average number of shares of Common Stock outstanding. The effect of the Company's $125,000,000 convertible debt issued during 1996 is included only if antidilutive. For the years ended December 31, 1996 and 1997, the effect of the convertible debt is antidilutive and as such, is not to be included in the diluted EPS calculation. Earnings per share for all periods presented have been restated following the provisions of SFAS 128.

  Interest rate swap agreements--The Company has entered into two interest rate swap agreements as a means of managing its interest rate exposure (See Notes 8 and 18). The Company has not entered these agreements for trading or speculative purposes. These agreements have the effect of converting the Company's line of credit obligation from a variable rate to a fixed rate. Net amounts paid or received are reflected as adjustments to interest expense. The counterparty to these agreements is a large international financial institution. These interest rate swap agreements subject the Company to financial risk that will vary during the life of the agreements in relation to the prevailing market interest rates. The Company is also exposed to credit loss in the event of non-performance by this counterparty. However, the Company does not anticipate non-performance by the other party, and no material loss would be expected from non-performance by the counterparty.

  Financial instruments--The Company's financial instruments consist primarily of cash, investments, accounts receivable, notes receivable from related parties, accounts payable, employee compensation and benefits, and other accrued liabilities. These balances, as presented in the financial statements at December 31, 1996 and 1997, approximate their fair value. Borrowings under the Company's three credit facilities, of which

                        TOTAL RENAL CARE HOLDINGS, INC.

$590,000,000 was outstanding as of December 31, 1997, reflect fair value as they are subject to fees and rates competitively determined in the marketplace. The fair value of the interest rate swap agreement is based on the present value of expected future cash flows from the agreement and was in a net payable position of $49,000 at December 31, 1997. The fair value of convertible subordinated notes was approximately $149,700,000 at December 31, 1997.

  Foreign currency translation--The Company's principal operations outside of the United States are in Argentina. The currency in Argentina floats with the U.S. dollar, therefore, there are no significant foreign currency translation adjustments. The Company's operations in Europe were nominal through December 31, 1997.

  Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Unaudited financial statements--In December 1995, the Company changed its year-end to December 31 from May 31. The information presented for the seven months ended December 31, 1994 and the year ended December 31, 1995 has not been audited. In the opinion of management, the unaudited consolidated financial information include all adjustments consisting solely of normal recurring adjustments necessary to present fairly the Company's consolidated results of operations and cash flows for the seven months ended December 31, 1994 and the year ended December 31, 1995.

  Reclassifications--Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2--PROPERTY AND EQUIPMENT

  Property and equipment comprise the following:

                                  DECEMBER 31,
                            --------------------------
                                1996          1997
                            ------------  ------------
   Land.................... $    473,000  $  1,410,000
   Buildings...............    5,428,000     6,463,000
   Leaseholds and
    improvements...........   40,162,000    78,956,000
   Equipment...............   93,194,000   147,824,000
   Construction in
    progress...............    4,638,000     7,352,000
                            ------------  ------------
                             143,895,000   242,005,000
   Less accumulated
    depreciation and
    amortization...........  (46,051,000)  (69,167,000)
                            ------------  ------------
   Property and equipment,
    net.................... $ 97,844,000  $172,838,000
                            ============  ============

  Depreciation and amortization expense on property and equipment was $5,315,000, $4,855,000, $13,903,000 and $22,160,000 for the year ended May 31,
1995, the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

                        TOTAL RENAL CARE HOLDINGS, INC.

NOTE 3--INTANGIBLE ASSETS

  A summary of intangible assets is as follows:

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
                                                     ------------  ------------
   Goodwill......................................... $244,539,000  $624,740,000
   Patient lists....................................   58,119,000   122,463,000
   Noncompetition agreements........................   38,984,000    61,797,000
   Deferred debt issuance costs.....................    9,122,000    23,415,000
   Other............................................    6,277,000    18,891,000
                                                     ------------  ------------
                                                      357,041,000   851,306,000
   Less accumulated amortization....................  (45,778,000)  (77,040,000)
                                                     ------------  ------------
                                                     $311,263,000  $774,266,000
                                                     ============  ============

  Amortization expense applicable to intangible assets was $7,028,000, $5,953,000, $18,542,000 and $32,443,000 for the year ended May 31, 1995, the seven months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

NOTE 4--PREPAID EXPENSES AND OTHER CURRENT ASSETS

  Prepaid expenses and other current assets comprise the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1996        1997
                                                       ----------- -----------
   Supplier rebates and other non-trade receivables... $ 6,594,000 $10,886,000
   Prepaid income taxes...............................   6,491,000   5,501,000
   Prepaid expenses...................................   4,084,000   4,910,000
   Deposits...........................................     135,000     203,000
                                                       ----------- -----------
                                                       $17,304,000 $21,500,000
                                                       =========== ===========

NOTE 5--NOTES RECEIVABLE FROM RELATED PARTIES

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

NOTE 6--OTHER ACCRUED LIABILITIES

  Other accrued liabilities comprise the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1997
                                                         ----------- -----------
   Customer refunds..................................... $ 6,068,000 $ 5,278,000
   Accrued interest.....................................   4,185,000   5,395,000
   Other................................................   2,352,000   5,254,000
                                                         ----------- -----------
                                                         $12,605,000 $15,927,000
                                                         =========== ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

NOTE 7--INCOME TAXES

  The provision for income taxes consists of the following:

                                                       YEARS ENDED DECEMBER
                      YEAR ENDED   SEVEN MONTHS ENDED           31,
                        MAY 31,       DECEMBER 31,    ------------------------
                         1995             1995           1996         1997
                      -----------  ------------------ -----------  -----------
   Current
     Federal......... $ 7,602,000      $9,546,000     $20,655,000  $35,128,000
     State...........   1,438,000       1,462,000       3,562,000    6,430,000
     Foreign.........                                                1,070,000
   Deferred
     Federal.........  (1,002,000)       (943,000)     (1,151,000)  (1,963,000)
     State...........    (211,000)       (134,000)       (106,000)    (453,000)
                      -----------      ----------     -----------  -----------
                      $ 7,827,000      $9,931,000     $22,960,000  $40,212,000
                      ===========      ==========     ===========  ===========

  Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                         DECEMBER 31,
                                                    ------------------------
                                                       1996         1997
                                                    -----------  -----------
   Receivables, primarily allowance for doubtful
    accounts....................................... $ 4,860,000  $ 8,635,000
   Intangibles, primarily patient lists............   5,241,000    6,055,000
   Property and equipment..........................                   33,000
   Accrued vacation................................     831,000    2,114,000
   Deferred compensation...........................     107,000       67,000
   Foreign NOL carryforward........................                  944,000
   Foreign tax credit carryforward.................                  200,000
   Other...........................................      14,000       17,000
                                                    -----------  -----------
   Gross deferred tax assets.......................  11,053,000   18,065,000
   Depreciation and amortization...................  (1,976,000)  (2,454,000)
   Intangible assets...............................  (3,442,000)  (6,712,000)
   Change in tax accounting method.................    (313,000)     (17,000)
                                                    -----------  -----------
     Gross deferred tax liabilities................  (5,731,000)  (9,183,000)
     Valuation allowance...........................               (1,144,000)
                                                    -----------  -----------
     Net deferred tax assets....................... $ 5,322,000  $ 7,738,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.

  The reconciliation between the Company's effective tax rate and the U.S. federal income tax rate on income is as follows:

                                                  SEVEN MONTHS  YEARS ENDED
                                       YEAR ENDED    ENDED     DECEMBER 31,
                                        MAY 31,   DECEMBER 31, --------------
                                          1995        1995      1996    1997
                                       ---------- ------------ ------  ------
   Federal income tax rate............    34.0%       35.0%      35.0%   35.0%
   State taxes, net of federal
    benefit...........................     4.0         3.8        4.1     4.1
   Foreign income taxes...............                                    0.4
   Nondeductible amortization of
    intangible assets.................     0.9         1.5        1.1     0.8
   Federal and state income tax
    benefit from S corporation status
    of HCC............................    (4.0)       (1.1)      (0.3)
   Valuation allowance................                                    1.2
   Other..............................    (0.5)        1.1        0.1     0.7
                                          ----        ----     ------  ------
   Effective tax rate.................    34.4        40.3       40.0    42.2
   Minority interests in
    partnerships......................    (2.2)       (2.7)      (2.3)   (1.9)
                                          ====        ====     ======  ======
   Effective tax rate before minority
    interests.........................    32.2%       37.6%      37.7%   40.3%
                                          ====        ====     ======  ======

NOTE 8--LONG-TERM DEBT

  Long-term debt comprises:

                                                         DECEMBER 31,
                                                   --------------------------
                                                       1996          1997
                                                   ------------  ------------
   Credit Facilities.............................. $ 85,000,000  $590,000,000
   Convertible Subordinated Notes, 5 5/8%, due
    2006..........................................  125,000,000   125,000,000
   Acquisition obligations........................   29,091,000    26,651,000
   Capital lease obligations(Note 9)..............    6,716,000     5,180,000
   Other..........................................    1,752,000     4,761,000
                                                   ------------  ------------
                                                    247,559,000   751,592,000
   Less current portion...........................  (14,433,000)  (27,810,000)
                                                   ------------  ------------
                                                   $233,126,000  $723,782,000
                                                   ============  ============

  Maturities of long-term debt for the years ending December 31 are as follows:

   1998............................................................ $ 27,810,000
   1999............................................................    3,180,000
   2000............................................................   45,775,000
   2001............................................................   60,507,000
   2002............................................................   60,305,000
   Thereafter......................................................  554,015,000

  12% Senior Subordinated Discount Notes--In August 1994, the Company completed a public offering consisting of units of 12% Senior Subordinated Discount Notes (the "1994 Notes") and Common Stock. Aggregate proceeds from the offering were $71,294,000, of which $900,000 was allocated to the Common Stock, based upon the estimated value of the stock and the remaining $70,394,000 to the 1994 Notes. The 1994 Notes had a stated maturity of August 15, 2004 with the first semi-annual cash interest payment commencing on February 15, 1998, at a rate of 12% per annum. Prior to February 15, 1998, interest was paid in kind through amortization of the discount. The discount was amortized using the effective interest rate of 12.39%.

                        TOTAL RENAL CARE HOLDINGS, INC.

  On December 7, 1995, the Company redeemed 35% of the accreted value of the 1994 Notes equaling $28,749,000 at a redemption premium of 111% for a total redemption price of $31,912,000. An extraordinary loss on the early extinguishment of debt of $4,258,000, net of income tax effect of $1,703,000, was recorded during the seven months ended December 31, 1995. In July and September 1996, the Company retired the remaining 65% of the outstanding 1994 Notes for $68,499,000, including consent payments of $1,100,000. An extraordinary loss on the early extinguishment of debt of $12,623,000, net of income tax effect of $4,923,000, was recorded in the year ended December 31, 1996.

  Credit Facilities--At December 31, 1997 and 1996, the Company had outstanding borrowings under its revolving credit facilities of $353,000,000 and $85,000,000, respectively. (See Note 18).

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  Convertible Subordinated Notes--In June 1996, RTC issued $125,000,000 of 5 5/8% Convertible Subordinated Notes due 2006 (the "RTC Notes"). The RTC Notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into Common Stock at a conversion price of $25.62 principal amount per share, subject to certain adjustments. At any time on or after July 17, 1999, all or any part of the RTC Notes will be redeemable at the Company's option on at least 15 and not more than 60 days notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption.

  The 5 5/8% subordinated convertible notes are issued by the Company's wholly-owned subsidiary, Renal Treatment Centers, Inc. and is guaranteed by the Company. The following is summarized financial information of RTC:

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1996         1997
                                                      ------------ ------------
Cash and cash equivalents............................ $  1,446,000 $    743,000
Accounts receivable, net.............................   65,198,000   95,927,000
Other current assets.................................   54,273,000   19,484,000
                                                      ------------ ------------
  Total current assets...............................  120,917,000  116,154,000
Property and equipment, net..........................   39,578,000   72,777,000
Intangible assets, net...............................  130,646,000  384,529,000
Other assets.........................................    2,807,000   12,034,000
                                                      ------------ ------------
  Total assets....................................... $293,948,000 $585,494,000
                                                      ============ ============
Current liabilities.................................. $ 35,240,000 $ 62,673,000
Long-term debt.......................................  130,574,000  367,219,000
Other long-term liabilities..........................          --       444,000
Stockholder's equity.................................  128,134,000  155,158,000
                                                      ------------ ------------
                                                      $293,948,000 $585,494,000
                                                      ============ ============

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                             1995         1996         1997
                                         ------------ ------------ ------------
Net operating revenues.................. $164,568,000 $225,077,000 $322,792,000
Total operating expenses................  139,748,000  203,402,000  277,869,000
                                         ------------ ------------ ------------
Operating income........................   24,820,000   21,675,000   44,923,000
Interest expense, net...................    2,557,000    4,384,000   11,802,000
                                         ------------ ------------ ------------
Income (loss) before income taxes.......   22,263,000   17,291,000   33,121,000
Income taxes............................    7,632,000    6,609,000   15,071,000
                                         ------------ ------------ ------------
Net income.............................. $ 14,631,000 $ 10,682,000 $ 18,050,000
                                         ============ ============ ============

  Acquisition Obligations--In 1994, pursuant to a business acquisition, RTC entered into an agreement to pay $7,364,100 in annual installments commencing June 1995 through June 1998. Interest on the unpaid principal amount of the note accrued at an annual rate of 6.50%, payable in arrears each June 1 from 1995 from 1998. The note allowed the seller to convert the principal amount of the note into that number of shares of Common Stock of RTC based upon the average daily closing sale price of RTC stock during December 1994. During 1997, the note payable was paid in full through the issuance of Common Stock.

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  Interest Rate Swap Agreements--On November 25, 1996, the Company entered into a seven-year interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1997 the total notional principal amount of this interest rate swap agreement was $100,000,000 and the effective interest rate thereon was 7.57%.

  On July 24, 1997, the Company entered into a ten-year interest rate swap agreement. At December 31, 1997 the total notional principal amount of this interest rate swap agreement was $200,000,000 and the effective interest rate thereon was 7.77%.

NOTE 9--LEASES

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

  Future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

      1998........................................................ $ 28,282,000
      1999........................................................   25,461,000
      2000........................................................   23,350,000
      2001........................................................   20,740,000
      2002........................................................   19,588,000
      Thereafter..................................................   74,233,000
                                                                   ------------
      Total minimum lease payments................................ $191,654,000
                                                                   ============

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  The Company also leases certain equipment under capital lease agreements. Future minimum lease payments under capital leases for the years ending December 31 are as follows:

      1998......................................................... $2,473,000
      1999.........................................................  2,091,000
      2000.........................................................    801,000
      2001.........................................................    245,000
      2002.........................................................     28,000
      Thereafter...................................................    176,000
                                                                    ----------
                                                                     5,814,000
      Less--Portion representing interest..........................    634,000
                                                                    ----------
      Total capital lease obligation, including current portion of
       $782,000.................................................... $5,180,000
                                                                    ==========

  The net book value of fixed assets under capital lease was $5,932,000 and $5,649,000 at December 31, 1996 and 1997, respectively. Capital lease obligations are included in long-term debt (Note 8).

NOTE 10--STOCKHOLDERS' EQUITY

  Public offerings of Common Stock--On March 1, 1994, RTC completed a public offering whereby it issued 6,393,315 shares of Common Stock. The stock offering resulted in net proceeds to RTC in the amount of $51,101,000 after the deduction of certain expenses.

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

  Change in shares, stock splits and dividends--In July 1994, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 1,000 shares to 35,000,000 shares and to reduce the par value of such stock from $1.00 per share to $.001 per share. Concurrent with this change, the Board of Directors approved a 1,000-for-1 stock split. Shares held by Tenet were the only shares affected by this action. Following the split, Tenet purchased an additional 4,888,890 shares of Common Stock for $4,400.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  EARNINGS PER SHARE

  The reconciliation of the numerators and denominators used to calculate earnings per share for all periods presented is as follows:

                                         SEVEN MONTHS ENDED
                          YEAR ENDED        DECEMBER 31,               YEAR ENDED DECEMBER 31,
                            MAY 31,    ------------------------  -------------------------------------
                             1995         1994         1995         1995         1996         1997
                          -----------  -----------  -----------  -----------  -----------  -----------
                                       (UNAUDITED)               (UNAUDITED)
Net Income:
 As reported............  $14,903,000  $8,537,000   $12,166,000  $20,745,000  $26,707,000  $55,027,000
                          ===========  ==========   ===========  ===========  ===========  ===========
Net Income--assuming
 dilution:
 As reported............   14,903,000   8,537,000    12,166,000   20,745,000   26,707,000   55,027,000
 Add back interest on
  RTC earnout note, tax
  effected..............          --          --        136,000      283,000      233,000       34,000
                          -----------  ----------   -----------  -----------  -----------  -----------
                          $14,903,000  $8,537,000   $12,302,000  $21,028,000  $26,940,000  $55,061,000
                          ===========  ==========   ===========  ===========  ===========  ===========
Applicable common
 shares:
 Average outstanding
  during the period.....   45,376,000  42,812,000    57,237,000   54,058,000   74,172,000   77,649,000
 Average mandatorily
  redeemable common
  shares outstanding
  during the period.....      110,000         --            --           --           --           --
 Reduction in shares in
  connection with notes
  receivable from
  employees.............     (185,000)   (130,000)     (128,000)    (122,000)    (130,000)    (125,000)
Weighted average number
 of shares outstanding
 for use in computing
 earnings per share.....   45,301,000  42,682,000    57,109,000   53,936,000   74,042,000   77,524,000
 Outstanding stock
  options (based on the
  treasury stock
  method)...............    2,205,000   2,197,000     2,728,000    2,897,000    2,411,000    2,288,000
 Dilutive effect of RTC
  earnout note..........          --          --        856,000      911,000      772,000      163,000
                          -----------  ----------   -----------  -----------  -----------  -----------
 Adjusted weighted
  average number of
  common and common
  share equivalent
  shares outstanding....   47,506,000  44,879,000    60,693,000   57,744,000   77,225,000   79,975,000
                          ===========  ==========   ===========  ===========  ===========  ===========
Earnings per common
 share..................  $      0.33  $     0.20   $      0.22  $      0.38  $      0.36  $      0.71
Earnings per common
 share--assuming
 dilution...............  $      0.31  $     0.19   $      0.20  $      0.36  $      0.35  $      0.69

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

  A combined summary of the status of the 1994 Stock Plan, 1995 Stock Plan, and 1997 Stock Plan as of and for the seven months ended December 31, 1995 and years ended December 31, 1996 and 1997, is presented below:

                          SEVEN MONTHS ENDED       YEAR ENDED          YEAR ENDED
                           DECEMBER 31, 1995   DECEMBER 31, 1996    DECEMBER 31, 1997
                          -------------------- ------------------- --------------------
                                      WEIGHTED            WEIGHTED             WEIGHTED
                                      AVERAGE             AVERAGE              AVERAGE
                                      EXERCISE            EXERCISE             EXERCISE
                           OPTIONS     PRICE    OPTIONS    PRICE    OPTIONS     PRICE
                          ----------  -------- ---------  -------- ----------  --------
Outstanding at beginning
 of period..............   2,863,890   $0.90   1,441,685   $ 1.91   3,118,394   $13.82
Granted.................     322,238    5.41   1,818,913    22.28   3,931,080    19.74
Exercised...............  (1,744,443)   0.90    (111,647)     .92    (275,620)    3.96
Forfeited...............                         (30,557)    2.43  (1,734,016)   22.46
                          ----------   -----   ---------   ------  ----------   ------
Outstanding at end of
 year...................   1,441,685   $1.91   3,118,394   $13.82   5,039,838   $16.01
                          ==========   =====   =========   ======  ==========   ======
Options exercisable at
 year end...............     351,855             663,007              797,474
Weighted-average fair
 value of options
 granted during the
 year...................               $3.17               $10.52               $ 9.15

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

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          ----------------------------------------- ------------------------
                                    WEIGHTED AVERAGE    WEIGHTED                WEIGHTED
                                       REMAINING        AVERAGE             AVERAGE EXERCISE
                           OPTIONS  CONTRACTUAL LIFE EXERCISE PRICE OPTIONS      PRICE
RANGE OF EXERCISE PRICES  --------- ---------------- -------------- ------- ----------------
$ 0.01-$ 5.00...........    950,917    6.8 years         $ 1.15     666,411      $ 1.08
$ 5.01-$10.00...........     19,735    7.0 years           5.44      10,531        5.47
$10.01-$15.00...........     13,890    7.8 years          11.82       7,230       11.82
$15.01-$20.00...........  3,561,952    8.8 years          18.64      99,969       17.49
$20.01-$25.00...........    100,002    9.3 years          22.07       2,083       20.73
$25.01-$30.00...........    300,283    9.6 years          26.20      11,250       28.43
$30.01-$35.00...........     93,059    9.8 years          30.79           0           0
                          ---------    ---------         ------     -------      ------
                          5,039,838    8.5 years         $16.01     797,474      $ 3.73
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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  Upon consummation of the Merger, all outstanding options were converted to The Total Renal Care Holdings Inc. Special Purpose Plan ("Special Purpose Plan") options. The Special Purpose Plan provides for awards of incentive and nonqualified stock options in exchange for outstanding RTC stock plan options. The Special Purpose Plan options have the same provisions and terms as the RTC stock plan, including acceleration provisions upon certain sale of assets, mergers and consolidations. On the Merger date, there was a conversion of 2,156,426 of the Company's options. Further, options for 1,305,738 shares became fully vested due to change in control accelerated vesting provisions which were contained in the original grants. Options for 1,662,356 shares were exercised subsequent to the Merger date. The Stock Plan Committee has the option of accelerating the remaining options upon certain sale of assets, mergers and consolidations.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the six months ended December 31, 1995, the year ended December 31, 1996 and the year ended December 31, 1997, respectively: dividend yield of 0 percent for all periods; weighted average expected volatility of 29.3%, 29.3% and 43%; risk free interest rates of 6.39%, 6.18% and 6.55%; and expected lives of 6.00, 5.63, and 4.29 years.

                        TOTAL RENAL CARE HOLDINGS, INC.

  A summary of the status of the RTC Stock Plan as of and for the six months ended December 31, 1995, and the years ended December 31, 1996 and 1997, is presented below:

                           SIX MONTHS ENDED       YEAR ENDED          YEAR ENDED
                          DECEMBER 31, 1995   DECEMBER 31, 1996   DECEMBER 31, 1997
                          ------------------- ------------------- -------------------
                                     WEIGHTED            WEIGHTED            WEIGHTED
                                     AVERAGE             AVERAGE             AVERAGE
                                     EXERCISE            EXERCISE            EXERCISE
                           OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of period..............  1,985,756   $ 6.62  1,658,601   $ 7.33  2,293,483   $11.09
Granted.................      4,197    12.55    997,376    16.50  1,182,543    16.84
Exercised...............   (326,012)    3.08   (351,814)    8.73   (171,830)    7.60
Forfeited...............     (5,340)    8.43    (10,680)    9.09    (19,004)   13.09
                          ---------   ------  ---------   ------  ---------   ------
Outstanding at end of
 year...................  1,658,601   $ 7.33  2,293,483   $11.09  3,285,192   $13.33
                          =========   ======  =========   ======  =========   ======
Options exercisable at
 year end...............    995,018             966,903           1,785,169
                          =========           =========           =========
Weighted-average fair
 value of options
 granted during the
 year...................  $    4.90           $    7.35           $    9.70
                          =========           =========           =========

  The following table summarizes information about RTC fixed stock options outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------- --------------------------
                                    WEIGHTED AVERAGE
                                       REMAINING     WEIGHTED AVERAGE           WEIGHTED AVERAGE
                           OPTIONS  CONTRACTUAL LIFE  EXERCISE PRICE   OPTIONS   EXERCISE PRICE
RANGE OF EXERCISE PRICES  --------- ---------------- ---------------- --------- ----------------
$ 3.75-$ 7.49...........    703,307       4.87            $ 6.49        614,100      $ 6.58
$ 7.50-$11.24...........    516,430       7.61              8.58        274,262        8.58
$11.25-$14.99...........      4,197       7.89             12.55          4,197       12.55
$15.00-$18.74...........  1,995,843       9.09             16.59        868,580       16.70
$18.75-$22.50...........     65,415       9.33             20.13         24,030       20.37
                          ---------       ----            ------      ---------      ------
                          3,285,192       7.96            $13.33      1,785,169      $12.01
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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                                             SEVEN
                                            MONTHS
                                             ENDED     YEAR ENDED   YEAR ENDED
                                           DEC. 31,     DECEMBER     DECEMBER
                                             1995       31, 1996     31, 1997
                                          -----------  -----------  -----------
Income before extraordinary item......... $14,038,000  $28,830,000  $43,282,000
Extraordinary loss related to early
 extinguishment of debt, net of tax......   2,555,000    7,700,000            0
                                          -----------  -----------  -----------
  Net income............................. $11,483,000  $21,130,000  $43,282,000
                                          ===========  ===========  ===========
Earnings per common share:
  Income before extraordinary item....... $      0.25  $      0.39  $      0.56
  Extraordinary loss.....................       (0.05)       (0.10)           0
                                          -----------  -----------  -----------
  Net income............................. $      0.20  $      0.29  $      0.56
                                          ===========  ===========  ===========
Weighted average number of common shares
 and equivalents outstanding.............  56,465,000   74,042,000   77,524,000
                                          ===========  ===========  ===========
Earnings per common share--assuming
 dilution:
  Income before extraordinary item....... $      0.20  $      0.25  $      0.55
  Extraordinary loss.....................       (0.05)       (0.09)           0
                                          -----------  -----------  -----------
Net income............................... $      0.15  $      0.16  $      0.55
                                          ===========  ===========  ===========
Weighted average number of common shares
 and equivalents outstanding--assuming
 dilution................................  58,220,000   83,477,000   78,982,000
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

13. CONTINGENCIES

  The Company's laboratory subsidiary is presently the subject of a Medicare carrier review. The carrier has requested certain medical and billing records for certain patients and the Company has provided the requested records. The carrier has not informed the Company of the reason for or the exact nature or scope of this review. (See Note 18).

  The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                        TOTAL RENAL CARE HOLDINGS, INC.

14. MERGERS AND ACQUISITIONS

  MERGERS

  During the fiscal years 1996 and 1995, RTC completed the following five mergers. There were no mergers in 1994 and 1997.

  MERGER WITH GROUP

  On July 23, 1996, RTC acquired the Group. The two dialysis facilities acquired are located in Florida and serviced a total of approximately 185 patients as of the acquisition date. The transaction was accounted for under the pooling of interest method of accounting. In the transaction, RTC issued 482,377 shares of its Common Stock in exchange for all of the outstanding stock of the Group.

  MERGER WITH MDU

  On February 29, 1996, RTC acquired MDU. The 11 dialysis facilities acquired are located in Oklahoma and serviced approximately 317 patients as of the acquisition date. The transaction was accounted for under the pooling of interests method of accounting. In the transaction, RTC issued 767,168 shares of its Common Stock in exchange for all of the outstanding stock of MDU.

 MERGER WITH IMS

  On February 20, 1996, RTC acquired IMS. The four dialysis facilities acquired are located in Hawaii and served a total of approximately 444 patients as of the acquisition date. The transaction was accounted for under the pooling of interests method of accounting. In the transaction, RTC issued 1,047,464 shares of its Common Stock in exchange for all of the outstanding stock of IMS.

 MERGER WITH THE WICHITA COMPANIES

  On August 1, 1995, RTC acquired Wichita Dialysis Center, P.A, Southeast Kansas Dialysis Center, P.A., Garden City Dialysis Center, P.A. and Wichita Dialysis Center, East, P.A. (the "Wichita Companies"). All of the facilities acquired are located in Kansas and serviced approximately 355 patients as of the acquisition date. The transaction was accounted for under the pooling of interest method of accounting. In the transaction, RTC issued 1,558,920 shares of its Common Stock in exchange for all of the outstanding stock of the Wichita Companies.

 MERGER WITH HCC

  On March 6, 1995, RTC completed its acquisition of Healthcare Corporation and its affiliates (collectively, "HCC"). The 13 facilities acquired from HCC are located in Missouri, Illinois, North Carolina, Florida and Washington, D.C. and serviced approximately 720 patients as of the acquisition date. The transaction was accounted for under the pooling of interests method of accounting. In the transaction, RTC issued 2,292,222 shares of its Common Stock in exchange for all of the outstanding stock of HCC.

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

                                                              POOLING     RTC
                                                      RTC    COMPANIES* COMBINED
                                                    -------- ---------- --------
 FOR THE YEAR ENDED DECEMBER 31, 1996:
   Net patient revenue............................  $217,529  $ 7,548   $225,077
   Income from operations.........................    20,495    1,180     21,675
   Net income.....................................     9,985      697     10,682
 FOR THE YEAR ENDED DECEMBER 31, 1995:
   Net patient revenue............................  $150,467  $14,101   $164,568
   Income from operations.........................    23,319    1,501     24,820
   Net income.....................................    13,239    1,392     14,631
 FOR THE SIX MONTHS ENDED DECEMBER 31, 1995:
   Net patient revenue............................  $ 83,685  $ 3,067   $ 86,752
   Income from operations.........................    14,289      512     14,801
   Net income.....................................     7,709      545      8,254

---------------------
* Includes pooling transactions only for period prior to acquisition. Activity subsequent to acquisition dates is included in RTC.

 ACQUISITIONS

  Beginning in August 1994, the Company implemented an acquisition strategy which through the year ended December 31, 1997 has resulted in the acquisition of 231 facilities providing services to ESRD patients, more than 180 programs providing acute hospital in-patient dialysis services, two laboratories, a vascular access management company and a clinical research company specializing in renal and renal related services. In addition, during this period the Company developed forty-six de novo facilities, entered into a management contract covering an additional two unaffiliated facilities, and purchased the minority interest at one of its existing facilities. The following is a summary for all acquisitions that were accounted for as purchases. (See Note 18).

                                            SEVEN
                                           MONTHS
                             YEAR ENDED     ENDED     YEAR ENDED DECEMBER 31,
                               MAY 31,    DECEMBER   -------------------------
                                1995      31, 1995       1996         1997
                             ----------- ----------- ------------ ------------
Number of facilities
 acquired...................          24          16           67          119
Number of common shares
 issued.....................     729,687   1,574,616      102,645       17,613
Numbers of mandatorily
 redeemable shares issued...   1,136,112
Number of Common Stock
 options issued.............                  66,667
Estimated fair value of
 common shares issued....... $ 2,259,000 $ 8,403,000 $  1,830,000 $    273,000
Estimated fair value of
 mandatorily redeemable
 shares issued..............   3,990,000
Estimated fair value of
 Common Stock options
 issued.....................                  51,000
Payable to former owners of
 acquired facility..........               1,243,000
Acquisition obligations
 (Note 8)...................                           15,886,000
Cash paid...................  73,330,000  35,450,000  179,002,000  455,090,000
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

                                           SEVEN
                                          MONTHS
                           YEAR ENDED      ENDED      YEAR ENDED DECEMBER 31,
                             MAY 31,     DECEMBER    --------------------------
                              1995       31, 1995        1996          1997
                           -----------  -----------  ------------  ------------
Identified intangibles.... $16,277,000  $10,321,000  $ 34,682,000  $ 87,498,000
Goodwill..................  57,520,000   32,144,000   135,456,000   366,121,000
Tangible assets...........   9,973,000    7,414,000    44,265,000    47,053,000
Liabilities assumed.......  (4,191,000)  (4,732,000)  (17,685,000)  (45,309,000)
                           -----------  -----------  ------------  ------------
  Total purchase price.... $79,579,000  $45,147,000  $196,718,000  $455,363,000
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

                                                       YEAR ENDED   YEAR ENDED
                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1997
                                                      ------------ ------------
                                                             (UNAUDITED)
   Net operating revenues............................ $794,235,000 $930,960,000
   Net income before extraordinary items.............   50,253,000   70,539,000
   Pro forma net income per share before
    extraordinary items..............................         0.68         0.91
   Pro forma net income per share before
    extraordinary items,
    assuming dilution................................         0.65         0.88

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

                        TOTAL RENAL CARE HOLDINGS, INC.

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

  The table below provides supplemental cash flow information:

                                            SEVEN MONTHS YEAR ENDED  YEAR ENDED
                                 YEAR ENDED    ENDED      DECEMBER    DECEMBER
                                  MAY 31,   DECEMBER 31,     31,         31,
                                    1995        1995        1996        1997
                                 ---------- ------------ ----------- -----------
Cash paid for:
  Income taxes.................  $8,970,000  $3,599,000  $30,069,000 $37,402,000
  Interest.....................   1,346,000   1,919,000    5,730,000  25,039,000
Noncash investing and financing
 activities:
  Notes receivable for issuance
   of Common Stock.............   1,508,000   1,330,000
  Dividend of Tenet
   intercompany receivable.....   6,152,000
  Estimated value of stock and
   options issued in
   acquisitions................   6,249,000   5,335,000    2,810,000     273,000
  Fixed assets acquired under
   capital lease obligations...     542,000   2,021,000    3,670,000     829,000
  Contribution to
   partnerships................               1,111,000      943,000   2,318,000
  Issuance of Common Stock in
   connection with earn out
   note........................   7,364,000     523,000    1,474,000   5,148,000
  Issuance of Common Stock in
   connection with IMS and MDU
   mergers.....................                            3,204,000
  Grant of stock options in
   connection with covenant not
   to compete..................                                          235,000

NOTE 16--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summary unaudited quarterly financial data for the years ended December 31, 1996 and 1997 is as follows (in thousands, except per share amounts).

                          MARCH 31, JUNE 30,  SEPT.   DEC. 31,  MARCH   JUNE 30,  SEPT.   DEC. 31,
                            1996      1996   30, 1996   1996   31, 1997   1997   30, 1997   1997
                          --------- -------- -------- -------- -------- -------- -------- --------
Net operating revenues..   $98,493  $117,719 $133,707 $148,105 $157,937 $179,715 $197,749 $225,596
Operating income........    12,512    17,547   18,437   22,008   24,596   28,694   33,287   38,203
Income before
 extraordinary item.....     5,655     9,002    8,731   11,019   11,788   13,470   14,632   15,137
Net income..............     5,655     9,002    1,031   11,019   11,788   13,470   14,632   15,137
Earnings per common
 share:
 Income before
  extraordinary item per
  share.................      0.08      0.12     0.12     0.14     0.15     0.17     0.19     0.19
 Extraordinary loss.....      0.00      0.00     0.11     0.00     0.00     0.00     0.00     0.00
 Net income per share...      0.08      0.12     0.01     0.14     0.15     0.17     0.19     0.19
Earnings per common
 share--assuming
 dilution:
 Income before
  extraordinary item per
  share.................      0.08      0.11     0.11     0.14     0.15     0.17     0.18     0.19
 Extraordinary loss.....      0.00      0.00     0.10     0.00     0.00     0.00     0.00     0.00
 Net income per share...      0.08      0.11     0.01     0.14     0.15     0.17     0.18     0.19

                        TOTAL RENAL CARE HOLDINGS, INC.

NOTE 17--FEBRUARY 27, 1998 MERGER

  As described in Note 1, on February 27, 1998 the Company acquired Renal Treatment Centers, Inc. ("RTC") in a transaction accounted for as a pooling of interests. The results of operations for TRCH and the combined amounts presented in the consolidated financial statements follow:

                                         SEVEN MONTHS
                             YEAR ENDED     ENDED      YEAR ENDED   YEAR ENDED
                              MAY 31,    DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                1995         1995         1996         1997
                            ------------ ------------ ------------ ------------
   Net operating revenues
     TRCH.................. $ 98,968,000 $ 89,711,000 $272,947,000 $438,205,000
     RTC...................  115,457,000   86,752,000  225,077,000  322,792,000
                            ------------ ------------ ------------ ------------
                            $214,425,000 $176,463,000 $498,024,000 $760,997,000
                            ============ ============ ============ ============
   Net income before
    extraordinary item
     TRCH.................. $  4,852,000 $  6,467,000 $ 23,725,000 $ 36,977,000
     RTC...................   10,051,000    8,254,000   10,682,000   18,050,000
                            ------------ ------------ ------------ ------------
                            $ 14,903,000 $ 14,721,000 $ 34,407,000 $ 55,027,000
                            ============ ============ ============ ============
   Net income after
    extraordinary item
     TRCH.................. $  4,852,000 $  3,912,000 $ 16,025,000 $ 36,977,000
     RTC...................   10,051,000    8,254,000   10,682,000   18,050,000
                            ------------ ------------ ------------ ------------
                            $ 14,903,000 $ 12,166,000 $ 26,707,000 $ 55,027,000
                            ============ ============ ============ ============

  In connection with the Merger, fees and expenses incurred or anticipated which are relative to the Merger and to the integration of the combined companies will be expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $92,835,000 in the first quarter of 1998. The charge includes financial advisory, legal, accounting and other direct transaction costs, payments under severance and employment agreements and other costs associated with certain compensation plans and costs to combine the two operations. Costs to combine operations include the impairment of certain systems and equipment, elimination of duplicate departments and facilities, and other costs associated with planning and executing the merger of operations. Included in other long term assets at December 31, 1997 are $8,247,000 of deferred merger expenses.

NOTE 18--SUBSEQUENT EVENTS (UNAUDITED)

  As a result of the Merger, the RTC Revolving Credit Agreement ("RTC Credit Agreement") was terminated and the outstanding balance of approximately $297,228,000 was paid off through additional borrowings under the Company's Credit Facilities. The remaining net unamortized deferred financing costs in the amount of $4,392,000, less tax of $1,580,000, related to the RTC Credit Agreement were recognized as an extraordinary loss in the first quarter of 1998.

  In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), was issued and was adopted by the Company in the first quarter of 1998 (effective January 1, 1998). SOP 98-5 requires that pre-opening and organizational costs, incurred in conjunction with facility pre-opening activities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all existing unamortized pre-opening, development and organizational costs have been recognized as the cumulative effect of a change in accounting principle in the consolidated statement of income for the six months ended June 30, 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

  On April 30, 1998, the Company replaced its existing $1,050,000,000 credit facilities with an aggregate of $1,350,000,000 in two senior bank facilities ("Senior Credit Facilities"). The Senior Credit Facilities consist of seven-year $950,000,000 revolving senior credit facility and a ten-year $400,000,000 senior term facility. The terms and rates are comparable to those in effect with the previous credit facilities and allow for an expansion of the leverage ratio as well as a waiver for cash costs associated with the Merger. As a result of this refinancing, remaining net deferred financing costs in the amount of approximately $16,019,000, less tax of $6,087,000 was recognized as an extraordinary loss in the second quarter of 1998.

  In conjunction with the refinancing of the existing credit facilities the Company's two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were cancelled in April 1998. The loss associated with the early cancellation of those swaps was approximately $9,823,000. During the quarter ended June 30, 1998, the Company entered into forward interest rate swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended interest rate is fixed at approximately 5.65% plus an applicable margin based upon the Company's current leverage ratio. Currently, the effective interest rate for these swaps is 7.15%.

  During the quarter ended March 31, 1998, the Company purchased nine centers and a pharmacy operation. Total cash consideration for these transactions was $51 million. During the quarter ended June 30, 1998, the Company purchased 25 centers and acquired additional ownership interest in certain of the Company's partnerships. Total cash consideration for these transactions was $166 million. These transactions were accounted for under the purchase method. The cost of these acquisitions will be allocated primarily to intangible assets such as patient charts, noncompete agreements, goodwill and capital equipment. The results of operations on a pro forma basis as though the above acquisition had been combined with the Company at the beginning of each period presented for the six months ended June 30, are as follows:

                                                         1998          1997
                                                     ------------  ------------
   Pro forma net operating revenues................  $566,279,000  $383,948,000
   Pro forma net (loss) income before extraordinary
    item and cumulative effect of change in
    accounting principle...........................   (32,065,000)   28,002,000
   Pro forma net (loss) income.....................  $(51,705,000) $ 28,002,000
   Pro forma (loss) earnings per share before
    extraordinary item and Cumulative effect of
    change in accounting principle:
     Basic.........................................  $      (0.40) $       0.36
     Assuming dilution.............................  $      (0.40) $       0.35

  Subsequent to June 30, 1998, the Company completed acquisitions or signed definitive agreements or entered into agreements in principle to acquire 46 dialysis facilities for consideration of approximately $175 million, which has been or will primarily be funded by additional borrowings under the Company's Senior Credit Facilities.

  On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by the Company for Medicare reimbursement. The Company understands that similar reviews have been undertaken with respect to other providers' laboratory activities. The carrier has alleged that 99.3% of the tests performed by the Company's laboratory for the review period the carrier initially identified (from January 1995 to April
1996) were not properly supported by the prescribing physicians' medical justification. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of the Company's laboratory-related claims. In addition, the carrier has informed the local offices of the Departments of Justice ("DOJ") and Health and Human Services ("HHS") of this matter. The Company has consulted with outside counsel, reviewed the Company's records, is disputing the overpayment determination vigorously and has provided extensive supporting documentation of the Company's claims. The Company continues to cooperate with the carrier to resolve this matter and has initiated the process of a formal review of the carrier's determination. However, the Company is unable to determine at this time
(1) when this matter will be resolved or when the laboratory's payment suspension will be lifted, (2) what, if any, of the laboratory claims will be disallowed; (3) what action DOJ or HHS may take with respect to this matter;
(4) the outcome of the carrier's review of the additional periods from May 1996 through March 1998, including the initiation of another payment suspension;
(5) whether additional periods may be reviewed by the carrier; or (6) any other outcome of this investigation. Determinations adverse to the Company could have an adverse impact on the Company's business, results of operations or financial condition.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audit of the consolidated financial statements referred to in our report dated February 16, 1998, except as to the pooling of interests with Renal Treatment Centers, Inc. which is as of May 14, 1998, appearing on page F-2 of this Annual Report on Form 10-K/A also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K/A for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information for the year ended May 31, 1995, the seven months ended December 31, 1995 and the years ended December 31, 1996 and 1997 set forth therein when read in conjunction with the later consolidated financial statements.

PricewaterhouseCoopers LLP

Seattle, Washington
February 16, 1998, except as to the pooling of interests with Renal Treatment Centers, Inc. which is as of May 14, 1998

                        TOTAL RENAL CARE HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          ADDITIONS       DEDUCTIONS
                                     -------------------- ----------
                         BALANCE AT             BALANCES
                          BEGINNING   AMOUNTS      OF      AMOUNTS   BALANCE AT
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

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                   /s/ John E. King
                                          By: _________________________________
                                                      John E. King
                                               Vice President, Finance and
                                                 Chief Financial Officer
                                                 Date: November 24, 1998

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

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
  10.18  Subsidiary Guaranty (the "Subsidiary Guaranty") dated as of October 24, 1997 by Total Renal Care, Inc., TRC
          West, Inc. and Total Renal Care Acquisition Corp. in
          favor of and for the benefit of The Bank of New York,
          as Collateral Agent, the lenders to the Revolving
          Credit Agreement, the lenders to the Term Loan
          Agreement, the Term Agent (as defined therein), the
          Acknowledging Interest Rate Exchangers (as defined
          therein) and the Acknowledging Currency Exchangers (as
          defined therein). Renal Treatment Centers--Mid-
          Atlantic, Inc., Renal Treatment Centers--Northeast,
          Inc., Renal Treatment Centers--California, Inc., Renal
          Treatment Centers--West, Inc., and Renal Treatment
          Centers--Southeast, Inc. subsequently executed an
          agreement in this form on February 27, 1998.@@@
  10.19  Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The
          Bank of New York, as Collateral Agent, the lenders to
          the Revolving Credit Agreement, the lenders to the
          Term Loan Agreement, the Term Agent (as defined
          therein), the Acknowledging Interest Rate Exchangers
          (as defined therein) and the Acknowledging Currency
          Exchangers (as defined therein).@@@
  10.20  Form of Subsidiary Pledge Agreement dated as of October
          24, 1997 by Total Renal Care, Inc., TRC West, Inc. and
          Total Renal Care Acquisition Corp., and The Bank of
          New York, as Collateral Agent, the lenders to the
          Revolving Credit Agreement, the lenders to the Term
          Loan Agreement, the Term Agent (as defined therein),
          the Acknowledging Interest Rate Exchangers (as defined
          therein) and the Acknowledging Currency Exchangers (as
          defined therein). RTC subsequently executed an
          agreement in this form on February 27, 1998.@@@
  10.21  Agreement and Plan of Merger dated as of November 18,
          1997 by and among TRCH, Nevada Acquisition Corp., a
          Delaware corporation and wholly-owned subsidiary of
          TRCH, and RTC.###
  10.22  Amendment No. 2 and Consent No. 2 to the Revolving
          Credit Agreement and First Amendment to the Subsidiary
          Guaranty dated February 17, 1998.+++
  10.23  Third Amendment to the Term Loan Agreement and First
          Amendment to the Subsidiary Guaranty dated February
          17, 1998. (The provisions of this agreement amending
          the original term loan agreement have been superseded
          by exhibit no. 10.31 hereof.)+++
  10.24  Special Purpose Option Plan.++
  10.25  Indenture, dated June 12, 1996, by RTC to PNC Bank
          including form of RTC Note (the "Indenture").***
  10.26  First Supplemental Indenture, dated as of February 27,
          1998, among RTC, TRCH and PNC Bank under the
          Indenture.+++
  10.27  Second Supplemental Indenture, dated as of March 31,
          1998, among RTC, TRCH and PNC Bank under the
          Indenture.+++
  10.28  Guaranty, entered into as of March 31, 1998, by the
          Company in favor of and for the benefit of PNC
          Bank.+++
  10.29  Amended and Restated Term Loan Agreement, dated April
          30, 1998, by and among the Company, the lenders party
          thereto, DLJ Capital Funding, Inc., as Syndication
          Agent, and The Bank of New York, as Administrative
          Agent (the "Term Loan Agreement").++++
  10.30  Amended and Restated Revolving Credit Agreement, dated
          April 30, 1998, by and among the Company, the lenders
          party thereto, DLJ Capital Funding, Inc., as
          Syndication Agent, First Union National Bank, as
          Documentation Agent, and The Bank of New York, as
          Administrative Agent (the "Revolving Credit
          Agreement").++++

 EXHIBIT                                                                   PAGE
 NUMBER                            DESCRIPTION                            NUMBER
  10.31  Form of First Amendment to Borrower/Subsidiary Pledge
          Agreement, dated April 30, 1998, by and among the Company,
          RTC, Total Renal Care, Inc., and The Bank of New York, as
          Collateral Agent.++++
  10.32  Form of Acknowledgment and Confirmation, dated April 30, 1998, by the Company, RTC, TRC West, Inc., Total Renal Care, Inc.,
          Total Renal Care Acquisition Corp., Renal Treatment Centers--
          Mid-Atlantic, Inc., Renal Treatment Centers--Northeast, Inc.,
          Renal Treatment Centers--California, Inc., Renal Treatment
          Centers--West, Inc., and Renal Treatment Centers--Southeast,
          Inc. for the benefit of The Bank of New York, as Collateral
          Agent and the lenders party to the Term Loan Agreement or the
          Revolving Credit Agreement.++++
  21     List of Subsidiaries of the Company.+++
  23.1   Consent of PricewaterhouseCoopers LLP.X
  24     Powers of Attorney with respect to the Company.+++
  27     Financial Data Schedule.++++

---------------------
  X   Included in this filing.
  @ Filed on October 18, 1996 as an exhibit to the Company's Current Report on Form 8-K.
  @@ Filed on March 18, 1996 as an exhibit to the Company's Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 @@@ Filed on December 19, 1997 as an exhibit to the Company's Current Report on Form 8-K.
  + Filed on October 24, 1995 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-97618).
  ++ Filed on February 25, 1998 as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-46887).
 +++ Filed on March 31, 1998 as an exhibit to the Company's Form 10-K for the year ended December 31, 1997.
++++ Filed on May 18, 1998 as an exhibit to Amendment No. 1 on Form 10-K/A to the Company's Form 10-K for the year ended December 31, 1997.
  # Filed on June 6, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-79770).
  ## Filed on August 29, 1995 as an exhibit to the Company's Form 10-K for the year ended May 31, 1995.
 ### Filed on December 19, 1997 as Annex A to the Company's Registration Statement on Form S-4 (Registration No. 333-42653).
  *   Management contract or executive compensation plan or arrangement.
  ** Filed on August 29, 1997 as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-34695).
 *** Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

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