Form 10-K405
period 1998-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 1999-03-31
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          --------------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998
                                       OR

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 15, 1999, based on the price at which the common stock was sold as of March 15, 1999, was $738,650,481.

  The number of shares of the Registrant's common stock outstanding as of March 15, 1999 was 81,054,793 shares.

                      Documents Incorporated by Reference

  None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  As previously announced, we are engaged in discussions with the staff of the SEC in connection with the filing of a registration statement covering the resale of our 7% convertible subordinated notes. The results of these discussions may require us to amend some of the information contained in this Form 10-K. For more details, see Note 17 to our financial statements.

                                     PART I

Item 1. Business.

  The following should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Unless otherwise indicated, all share and per share data in this Form 10-K reflect all Total Renal Care Holdings, Inc., or TRCH, stock splits and all information in this Form 10-K is as of March 15, 1999.

Overview

  We are the largest worldwide independent provider of integrated dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. We provide dialysis and ancillary services to more than 41,300 patients through a network of 537 outpatient dialysis facilities, including approximately 3,000 patients and 35 facilities under management, in 34 states, Washington D.C., Puerto Rico, Guam, Argentina, and Europe. Of our 537 facilities, 459 facilities servicing more than 37,500 patients are located in the United States. In addition, we provide inpatient dialysis services at approximately 290 hospitals. We also offer ancillary services including ESRD laboratory and pharmacy services, physician network development and management, pre- and post-transplant services, ESRD clinical research programs, and vascular access management, which is the care of the entry site to a patient's bloodstream.

  On February 27, 1998, we acquired Renal Treatment Centers, Inc., or RTC, then the fourth largest provider of integrated dialysis services in the United States, in a stock-for-stock exchange transaction valued at approximately $1.3 billion. The acquisition added 185 facilities servicing approximately 13,200 patients.

Business strategy

  We seek to further strengthen our position as the leading independent provider of integrated dialysis services worldwide and to maximize profitability through the following strategies:

  . Expand through strategic acquisitions, de novo developments and management agreements

  We believe that significant opportunities continue to exist for growing our patient base through strategic acquisitions, building our own facilities, which we refer to as de novo developments, and providing management services to dialysis facilities, both domestically and internationally. Our strategy is to buy, build, or manage facilities in order to leverage our operations in regions where we already have a strong market presence or to establish a strong presence in new markets by acquiring or developing clusters of facilities that can support new regional operations. We also actively market our ability to provide management services that assist dialysis facilities in improving both their financial performance and quality of care. The table below shows our implementation of this strategy by presenting the number of facilities added each year through acquisitions, de novo developments and management agreements:

                                                             De Novo    Managed
                                              Acquisitions Developments Centers
                                              ------------ ------------ -------
   1995......................................      23            3         --
   1996......................................      57            9         --
   1997......................................      51           12         --
   RTC merger (February 27, 1998)............     185           --         --
   1998 (excluding the RTC merger)...........      70           24         32
   January 1, 1999 through March 15, 1999....      23            3          3

  . Offer an expanded range of ancillary and "Total Renal Care" services

  We are committed to broadening the range of ancillary and "Total Renal Care" services we provide to our ESRD patients. By providing additional ancillary services, we add value for our patients by improving the quality of their care. Such services include ESRD laboratory and pharmacy services, vascular access management, pre- and post-transplant services, nephrology-related clinical research and pediatric dialysis programs. We believe that by providing comprehensive ESRD services, we can generate additional revenues with improved margins, while also providing higher quality service to our patients.

  . Achieve Quality/Value/Growth at all of our facilities

  Through our Quality/Value/Growth Program, we seek to improve the quality of care our patients receive while enhancing operating efficiencies and growing the patient base at our existing facilities. Our Quality Management Team strives to improve the quality and outcome of dialysis treatments at our facilities and trains the staff of our regional facility networks. Our Value Management Team focuses on improving financial and operational measures while enhancing the quality of care at each center. By providing high-quality, efficient care, we can grow our patient base at our existing facilities.

  . Form strategic alliances with managed care organizations

  We believe we are well-positioned to form strategic alliances with managed care organizations as a result of our ability to:

  (1) Cover a wide geographic area in our markets;

  (2) Provide comprehensive, integrated "Total Renal Care" ESRD services; and

  (3) Deliver high-quality care while reducing overall healthcare costs.

  To date, we have established strategic alliances to provide integrated dialysis and disease management services with leading managed care organizations including Kaiser Permanente in San Diego and Northern California, Group Health Cooperative of Puget Sound, Aetna (New Orleans), and Maxicare (New Orleans).

The dialysis industry

 End stage renal disease

  ESRD is the state of advanced kidney impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Dialysis is the removal of waste from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis three times per week for their entire lives. We estimate that the United States market for outpatient and inpatient services to ESRD patients exceeded $16 billion in 1998.

 Trends

  The following are some general trends in the dialysis industry:

  . Stable and predictable growth in patient base

  According to figures published by the Health Care Financing Administration, or HCFA, the number of ESRD patients requiring chronic dialysis services in the United States has increased at an approximate compounded annual growth rate of 8% from approximately 85,000 patients in 1985 to over 250,000 patients in March 1999.

  We expect the number of ESRD patients to continue to grow at approximately the historical rate for the foreseeable future due to:

  (1) The aging of the general population;

  (2) Better treatment and longer survival of patients with diseases that typically lead to ESRD, including diabetes and hypertension; and

  (3) Improved medical and dialysis technology.

  We believe that the consistent patient growth rate and the necessity of life-long treatment for most ESRD patients translate into predictable top-line revenue for us and the other leading dialysis service providers.

  . Significant acquisition opportunities and ongoing industry consolidation

  The domestic dialysis services industry has been consolidating, with the five largest dialysis providers increasing their share of dialysis facilities from approximately 30% in 1992 to 53% in 1997. However, the absolute number of facilities owned by parties other than the five largest dialysis providers has not significantly decreased due to the consistent growth in the patient and facility bases.

  We expect consolidation by the largest dialysis providers to continue due to their ability to leverage corporate and management resources and increase operating efficiencies. Moreover, the growth of managed care organizations has led physician owners of private facilities to sell their facilities to the multi-facility providers, which are better positioned to meet the challenges of managed care, including the reporting of quality outcomes measures through clinical information systems and the lowering of overall healthcare costs through a reduction in hospitalizations.

  . Historically stable Medicare reimbursement environment

  Since 1972, reimbursement of dialysis services has been covered universally by the federal government under Medicare regardless of age or income. Under this system, Medicare reimbursement rates are established by Congress. Medicare reimbursement rates for dialysis treatments essentially have been flat since 1983 and have declined over 65% in real dollars since 1972. Although this form of reimbursement limits the allowable charge per treatment, it provides dialysis providers with predictable and recurring per treatment revenues and permits providers to retain any profit earned.

  We believe that the fixed-rate, government-reimbursed environment of the dialysis industry favors large providers, like ourselves, able to spread overhead costs across a broad patient base. In addition, the multi-facility providers have adapted to fixed reimbursement by improving operating efficiency, offering ancillary services and accelerating consolidation.

  . Attractive international dialysis market

  We estimate that there are currently approximately 550,000 to 650,000 ESRD patients outside the United States. We also believe that the international patient base has been growing at a compounded annual growth rate of 8 to 9%. In addition, the international markets are highly fragmented. We estimate that the major multi-facility providers serviced only approximately 5% of all non-US dialysis patients in 1998.

  Our international expansion strategy targets countries with dialysis markets similar to that in the United States, characterized by favorable reimbursement environments and universal coverage of dialysis services. These countries include Argentina, Germany, Italy, and the United Kingdom, as well as selected other European and Far Eastern countries. We seek to improve financial performance at acquired international facilities primarily through the application of our purchasing and quality-assurance programs and the streamlining of less efficient operating cost structures.

 Treatment options for ESRD

  Treatment options for ESRD include: (a) hemodialysis; (b) peritoneal dialysis; and (c) kidney transplantation. ESRD patients are treated predominantly in outpatient treatment facilities. HCFA estimates that, during 1997, 86.4% of the ESRD patients in the United States received hemodialysis treatment in outpatient facilities, with 12.8% of the remaining patients using peritoneal dialysis and 0.8% using home hemodialysis. All ESRD patients require one of the following treatment options to sustain life:

  . Hemodialysis

  Hemodialysis, the most common form of ESRD treatment, generally is performed either in a freestanding facility or in a hospital-based facility. Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins, fluids and salt from the patient's blood, combined with a machine to control external blood flow and to monitor certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed dialyzer fluid is circulated through the other chamber. The toxins and excess fluid from the blood selectively cross the membrane into the dialyzer fluid, allowing cleansed blood to return into the patient's body. Each hemodialysis treatment usually lasts approximately three and one-half hours and usually is performed three times per week.

  . Peritoneal dialysis

  Peritoneal dialysis generally is performed by the patient at home. There are several variations of peritoneal dialysis. The most common are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. All forms of peritoneal dialysis use the patient's peritoneal, or abdominal, cavity to eliminate fluid and toxins from the patient.

  CAPD introduces dialysis solution into the patient's peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. This procedure usually is repeated four times per day.

  CCPD is performed in a manner similar to CAPD, but uses a mechanical device to cycle dialysis solution while the patient is sleeping or at rest.

  . Transplantation

  An alternative treatment that integrated dialysis service companies do not provide is kidney transplantation. However, we do provide both pre- and post-transplant nursing services and transplant pharmaceuticals in selected markets through our pharmacy.

  While transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive drugs given to transplant recipients and dangers associated with transplant surgery for certain patient populations limit the availability of this treatment option. Only approximately 5% of all dialysis patients received a kidney transplant in 1996 and the number of transplants performed annually has remained relatively stable over the last ten years.

Operations

 Location and capacity of facilities

  We operate 537 outpatient dialysis facilities. We own, either directly, through wholly-owned subsidiary corporations or through joint ventures with non-physicians, 451 of these facilities. Of the remaining facilities, 32 are partially owned by us with physicians in the United States, and 19 are partially owned by us with physicians in Italy, and 35 are managed by us. Our facilities are located as follows:

                           No. of
State                    Facilities
-----                    ----------
AL......................      1
AZ......................      8
CA......................     92
CO......................     14
DC......................      4
DE......................      1
FL......................     38
GA......................     26
Guam....................      1
HI......................      4
IL......................     13
IN......................      3
KS......................      8
LA......................      8
MD......................     15
MI......................      9
MN......................     29
MO......................      5
NC......................     30
NE......................      1
NJ......................      7
NM......................      2
NV......................      3

                             No. of
State                      Facilities
-----                      ----------
NY........................     19
OH........................      3
OK........................     15
PA........................     22
Puerto Rico...............      2
RI........................      3
SC........................      2
SD........................      4
TX........................     42
UT........................      3
VA........................     15
WA........................      5
WI........................      1
WY........................      1
                              ---
  Subtotal................    459
                              ---
         Country
         -------
Argentina.................     52
Germany...................      3
Italy.....................     19
United Kingdom............      4
                              ---
  Subtotal................     78
                              ---
  Total...................    537
                              ===

  We also provide acute inpatient dialysis services to approximately 290 hospitals. Network-wide, we provide training, supplies and on-call support services to all of our CAPD and CCPD patients.

  We believe we have adequate capacity within our existing facilities network to accommodate greater patient volume. In addition, we currently are expanding capacity at certain of our facilities by adding additional dialysis stations to meet growing demand and building de novo facilities where existing facilities cannot be expanded.

 Operation of facilities

  Our dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, a water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work areas, offices and a staff lounge and kitchen. Many of our facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, for example a color television with headsets at each dialysis station.

  In accordance with conditions for participation in the Medicare ESRD program, each facility has a qualified medical director. See the subheading "Physician relationships." Each facility also has an administrator, typically a registered nurse, who supervises the day-to-day operations of the facility and its staff. The staff of each facility typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

  All of our facilities offer high-flux and high-efficiency hemodialysis, which most physicians practicing at our facilities deem suitable for most of their patients. High-flux and high-efficiency hemodialysis utilize machinery that allow patients to dialyze in a shorter period of time per treatment because such methods cleanse the blood at a faster rate than conventional hemodialysis. Many of our facilities also offer conventional hemodialysis. We consider the equipment installed in our facilities to be among the most technologically advanced equipment currently available to the dialysis industry.

  Many of our facilities also offer various forms of home dialysis, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Patients and their families or other patient assistants are trained by a registered nurse to perform either CAPD or CCPD at home. Our training programs for home dialysis generally last two to three weeks. During 1998, approximately 12% of our patients received peritoneal dialysis.

 Inpatient dialysis services

  We provide inpatient dialysis services, excluding physician professional services, to patients in approximately 290 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we administer the dialysis treatment at the patient's bedside or in a dedicated treatment room in the hospital. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

 Ancillary services--"Total Renal Care"

  We provide a comprehensive range of ancillary services to ESRD patients, including:

  . EPO and other pharmaceuticals. The most significant ancillary service that we provide is the administration of pharmaceuticals, including erythropoietin, or EPO, calcium and iron supplements, upon a physician's prescription. EPO is a genetically-engineered form of a naturally occurring protein which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients.

  . ESRD laboratory services and facilities. We own two licensed clinical laboratories, located in Florida and Minnesota, specializing in ESRD patient testing. Our laboratories provide both routine laboratory tests, some of which are included in the Medicare composite rate for dialysis, and non-routine laboratory tests for which an additional fee is charged. Our laboratories provide these tests for both our own and other ESRD patients throughout the United States. The types of laboratory tests performed at the ESRD laboratories consist of: (a) blood tests to monitor the ESRD condition, some of the costs of which are reimbursed as part of the dialysis composite rate; and (b) blood tests ordered for diseases that the patient has in addition to ESRD. In addition, our Minnesota laboratory provides certain highly-specialized tests, including therapeutic drug monitoring, bone deterioration and renal stone monitoring and certain pre- and post-kidney transplant testing. Our Florida laboratory has additional capacity available to accommodate our expanding patient base. See the subheading "Investigations" under the heading "Risk factors."

  . Pharmacy. We opened a licensed pharmacy in California in February 1995 and acquired an additional pharmacy in Texas in May 1998 that provide a comprehensive prescription oral drug program to ESRD patients receiving treatments at certain of our facilities. The pharmacies also provide immuno- suppressive medications that are required to maintain the viabil-ity of a transplant patient's new kidney.

  . Vascular access management. We are the majority owner of an entity that provides vascular access management services to ESRD patients. Clotting of the hemodialysis vascular access, the entry site to the bloodstream for the dialysis procedure, is one of the most common causes of hospitalization for ESRD patients. Our vascular access management program uses diagnostic and preventive procedures to help keep the access point functioning.

  . Transplant services. We have a pre- and post-kidney transplant services program in which transplant nurses and coordinators train and counsel patients and their families while also assisting them in the continuous monitoring required for this population.

  . ESRD clinical research programs. Our commitment to improve outcomes, reduce costs and enhance the quality of life for ESRD patients includes participating in research and development of new products and services. Total Renal Research, or TRR, which operated for over 17 years as the Drug Evaluation Unit, became our subsidiary in 1997. TRR conducts Phase I through Phase IV clinical trials on devices, drugs and new technologies in the renal and renal-related fields. This clinical research organization has conducted over 200 clinical trials, working with over 50 drug companies and ten device companies, over the last 12 years.

  . Pediatric ESRD services. We are committed to bringing our quality programs and expertise to a national network of pediatric dialysis centers, and we believe we are currently the only non-hospital based provider of comprehensive services to pediatric ESRD patients.

  . Ancillary testing. Other ancillary services include doppler flow testing of the effectiveness of the patient's vascular access for dialysis and blood transfusions, electrocardiograms, studies that examine the degree of bone deterioration, and nerve conduction studies that examine the degree of deterioration of nerves.

 Physician relationships

  A key factor in the success of a dialysis facility is our relationship with local nephrologists. As is often true in the dialysis industry, one or a few physicians account for all or a significant portion of a dialysis facility's patient referral base. Therefore, our selection of a location for a dialysis facility is determined in part by the physician or nephrologist selected to serve as our medical director. An ESRD patient generally seeks treatment at a facility that is near to his or her home and at which his or her nephrologist has practice privileges. Consequently, in order to continue to receive physician referrals of ESRD patients, we rely on our ability to meet the needs of referring physicians. We currently have relationships with more than 600 nephrologists in our markets.

  The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a director who is a physician." We have engaged qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical director must be board eligible or board certified in internal medicine or nephrology and have had at least 12 months of experience or training in the care of patients at dialysis facilities. At some facilities, we also contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training.

  Medical directors, associate medical directors and assistant medical directors enter into written contracts with us for a fixed period of time which specify their duties and establish their compensation. The compensation of the medical directors and other physicians under contract is separately negotiated for each facility and generally depends upon competitive factors in the local market, the physician's professional qualifications, the specific duties and responsibilities of the physician, and the size and utilization of the facility or relevant program.

  Generally, we have non-competition agreements with our medical directors or referring physicians. In all cases in which we acquire a facility from one or more physicians, or where one or more physicians own interests in facilities as partners, co-shareholders, or members of a limited liability corporation with us, these physicians have agreed to refrain from owning interests in competing facilities within a defined geographic area for various periods. While infrequent, we have from time to time experienced competition from a dialysis facility established by a former medical director following the termination of his or her relationship with us.

Quality

  We believe our leading reputation for quality care is a significant competitive advantage in attracting patients and physicians and in pursuing growth in the managed care environment. We engage in organized and systematic efforts to measure, maintain and improve the quality of services we deliver through the following quality assurance programs:

  . Quality Management Program. We have implemented a Quality Management
    Program designed to measure outcomes and improve the quality of our services. Our Quality Management Program and Clinical Information System have been developed under the direction of our senior vice president, quality management and chief medical officer, who is a clinical professor of medicine at the University of California Medical Center in San Francisco. The Quality Management Program is implemented by our corporate director of quality management and over 30 regional quality management coordinators. We also have a corporate director of integrated quality development who supervises areas that affect the quality of our service like education, training and infection control, adding another dimension to our integrated approach to quality. In addition, our regional biomedical quality management coordinators audit the technical and biomedical quality of our facilities. This corporate quality management team works with each facility's multi-disciplinary quality management team, including the medical director, to implement the program. The Quality Management Program involves all areas of our services, monitoring and evaluating all of our activities with a focus on continuous improvement. We also compile patient hospitalization and related patient treatment outcomes data and have developed standards to evaluate such data as part of our national Quality Management Program.

  . Clinical Information System. To support the Quality Management Program and in response to current payor demands for cost-effective healthcare treatments with measurable outcomes, we have developed a proprietary PC-based, networked Clinical Information System that provides facilities and managed care organizations with detailed patient outcome reports and critical clinical information. The Clinical Information System has been installed in many of our facilities. Furthermore, we have connected Kaiser's information system to our Clinical Information System at our three Kaiser-dedicated centers in San Diego.

  . H.O.M.E.R. We have entered into a strategic alliance with a software company to further the development of Health Outcomes Management, Evaluation & Research, or H.O.M.E.R., a system that relates treatment parameters to patient problems, creating a versatile outcomes database for clinical patient encounters. We believe this system will enhance our Clinical Information System through its patient-centered, clinical management module and will provide operating efficiencies through its financial module.

  . Physician Advisory Boards. We have several Physician Advisory Boards consisting of nephrologists from facilities located in different regions of the country who advise management on our various programs. An Academic Advisory Board, containing representatives from each university program with which we have a relationship, gives senior management access to prominent academic leaders and leading nephrologists who provide advice on quality and clinical issues. In addition, certain community physicians participate on a Physician Advisory Board made up of two components: (a) a Guideline Development Committee that provides assistance with clinical guideline development, quality management, and other related issues; and
    (b) a Laboratory Advisory Committee that provides feedback on all matters concerning our two clinical laboratories. These boards meet periodically to discuss quality and related operational issues. We believe our reputation for providing quality care is a competitive advantage in attracting new patients and new referring physicians.

  . Patient satisfaction. Since 1991, we have retained an independent consulting firm to conduct annual patient satisfaction surveys. These surveys track and identify trends in patient satisfaction indicators that are in turn shared with management, medical directors and patients for discussion. We recently have decided to provide twice-yearly surveys, with rapid feedback to the facilities, in order to enhance this vital area of our Quality Management Program.

Value

 Value Management Team

  Our Value Management Team is led by a corporate vice president and a group of corporate directors who assist our local and regional operations managers in improving facility operations. The team also includes value management coordinators who work with and train our local and regional managers to analyze staffing levels, monitor drug and supply utilization and review other operational measures. The Value Management Team and Quality Management Team work together to ensure that facilities improve both the quality of services provided and the efficiency with which those services are provided.

Best Demonstrated Practices Program

  We have implemented a Best Demonstrated Practices Program as part of our Quality/Value/Growth Program. This program creates value by benchmarking the practices of top performing facilities, analyzing their processes and disseminating this information to all of our facilities to improve the quality of care while enhancing operating efficiencies. Our Best Demonstrated Practices Program assesses the performance of each dialysis center in our entire facility network across a variety of growth, quality, operational, financial and customer satisfaction measures. Once a facility has demonstrated proficiency with a certain practice, information and operational systems supporting this practice are developed and disseminated throughout the organization by our quality management coordinators, regional operations managers and value management coordinators. Some of the key areas of focus are quality measurements, patient satisfaction, staffing levels and supply utilization.

Growth

  Our disciplined growth strategy focuses on establishing strong regional networks of facilities through acquisitions, de novo developments and management agreements. The regional networks allow us to realize efficiencies in current operations and to leverage our infrastructure as we expand the number of facilities we operate. We implement our ancillary services and Quality/Value/Growth Program at all of our new facilities. Our growth strategy also focuses on adding additional hospital inpatient contracts in order to increase the number of patients to whom we provide inpatient dialysis services. Since 1995, we have added 201 facilities through acquisitions, exclusive of the merger with RTC in which we added 185 facilities, 48 facilities through de novo developments, and 35 facilities through management contracts.

 Acquisitions

  Our acquisition strategy is to leverage our operating infrastructure in existing regions by acquiring centers where we already have a strong market presence and to establish a strong presence in new markets by acquiring clusters of facilities that can support new regional operations. In reviewing a potential acquisition, our evaluation includes analyzing financial pro formas, reviewing the local competitive market and assessing the target facility's reputation for providing quality care.

  We typically are able to improve an acquired facility's financial performance and quality of care by:

  . Reducing supply and labor costs;

  . Eliminating a majority of the general and administrative and private company expenses;

  . Offering additional ancillary services; and

  . Implementing our Quality/Value/Growth Program.

 De novo developments

  We seek continually to identify locations for de novo developments. We develop new facilities to:

  . Further enhance our regional networks;

  . Capitalize on referrals by local nephrologists;

  . Better serve the managed care market; and

  . Accommodate the growing number of ESRD patients.

  By developing 51 facilities since 1995, three of which we manage, we believe that we have gained an expertise in the design, construction and operation of new dialysis facilities.

  The development of a typical outpatient facility generally requires $1.0 million to $1.2 million for initial construction and equipment and $200,000 to $300,000 for working capital. Based on our experience, a de novo facility typically takes six to nine months to open from the date of the signing of the lease, achieves operating profitability by the ninth to eighteenth month of operation and reaches maturity within three years.

 Management agreements

  During 1998, we entered into 32 management agreements to assist academic medical centers, community and county hospitals, non-profit organizations and privately owned dialysis facilities to improve both their financial performance and the quality of care they provide. Many of these dialysis facility operators seek our expertise to help manage their operations more effectively due to:

  . The rising costs of providing dialysis services without corresponding increases in prices from government payors; and

  . Our ability to bring programs like our Quality/Value/Growth Program to local facilities, which would be prohibitively expensive for an individual operator to develop and implement.

  These management agreements are a cost-effective form of expansion for us because they require little capital and utilize our existing local infrastructure.

 Academic alliances

  Academic alliances help us remain on the leading edge of advances in the care of ESRD patients by fostering relationships with ESRD specialists in the academic field. We focus on affiliating with leading nephrologic research institutions to stay abreast of the most current and important ESRD patient care issues. We support the research efforts of leading academic nephrologists by providing these institutions selective access to our Clinical Information System which contains data on much of our large patient base. We have an Academic Advisory Board which meets semi-annually to review clinical programs and to discuss ways in which we and our community physicians can work together on critical research to improve the well being of the growing ESRD patient population. We are actively pursuing alliances with academic medical centers and currently work with the following academic institutions to provide the highest quality care for their ESRD patients:

    Children's Memorial Hospital/Northwestern University--Chicago, IL Children's National Medical Center--Washington, D.C.
    Erie County Medical Center/SUNY Buffalo--Buffalo, NY

    Georgetown University--Washington, D.C.
    Harbor/UCLA Medical Center--Los Angeles, CA
    Louisiana State University--New Orleans, LA
    The Regional Kidney Disease Program/Minneapolis Medical Research Foundation--Minneapolis, MN
    The Rogosin Institute/Cornell University Medical Center--New York, NY The University of California at Los Angeles--Los Angeles, CA
    The University of Minnesota--Minneapolis, MN
    The University of Southern California--Los Angeles, CA

Alliances with managed care organizations and physicians

 Managed care organizations

  We believe we are well-positioned to form strategic alliances with managed care organizations as a result of our ability to:

  . Provide access to a large number of dialysis facilities in a single geographic region. Our regional clusters offer managed care payors broad facility networks able to support a large portion of each managed care payor's ESRD patient population.

  . Provide comprehensive, integrated "Total Renal Care" ESRD services. Our array of ancillary services allow managed care payors to contract for much of their ESRD patients' healthcare needs through a single contract with us.

  . Deliver high-quality care while reducing overall healthcare costs. Through our Quality/Value/Growth Program, managed care payors are assured that their patients will receive high-quality care resulting in lower costs through a reduction in hospital and other healthcare expenses.

  The clustering of our facilities has allowed us to offer managed care payors broad facility networks that can support a large segment of each managed care payor's ESRD patient populations within each of our markets. As a result of our managed care programs and the acquisition of RTC, we have approximately 350 contracts with managed care payors including Kaiser Permanente in San Diego and Northern California, Group Health Cooperative of Puget Sound, Aetna (New Orleans), and Maxicare (New Orleans).

 Physicians/Networks

  We seek to organize and manage networks of nephrologists which further enhance the ability of these nephrologists to provide integrated ESRD services. We have entered into long-term management contracts with leading nephrologists who work in partnership with us to provide high-quality, integrated ESRD services while reducing total costs. These physician networks market the services of participating nephrologists to preferred provider organizations, insurance companies, health maintenance organizations and other third-party payors for ESRD services, both on a discounted fee-for-service basis and on a prepaid basis. Through a long-term management services agreement, we are responsible for providing billing, information systems and other services to the physician networks in return for a management fee.

RTC merger

  On February 27, 1998, we acquired RTC, then the fourth largest provider of integrated dialysis services in the United States, in a stock-for-stock exchange transaction valued at approximately $1.3 billion. The acquisition added 185 facilities serving approximately 13,200 patients and strengthened our position as the largest independent dialysis services provider worldwide. The acquisition provided us with the following benefits:

  . Critical mass, stronger regional networks and greater geographic reach;

  . Enhanced purchasing and operating efficiencies;

  . Improved ability to make strategic acquisitions; and

  . A platform for international expansion.

  RTC's operations added 13 new markets to our existing domestic operations and increased our penetration in 11 existing markets. Following the acquisition, we have strong market positions in: California, Colorado, Florida, Georgia, Kansas, Maryland, Minnesota, North Carolina, Oklahoma, Pennsylvania and Texas. Integrating acquired operations such as RTC involves significant challenges, including the sustainability of synergies or cost savings already achieved, and may lead to unanticipated costs or a diversion of management's attention. See the heading "Risks inherent in growth strategy" in the section "Risk factors."

  After the merger, we announced that we had undertaken a detailed review of RTC's accounts receivable and other balance sheet accounts in connection with the completion of the audit of RTC's financial statements for the fiscal year ended December 31, 1997. As a result of this review, we filed a Form 10-K/A for RTC's year ended December 31, 1996 and three 10-Q's for each of RTC's quarters in 1997, which restated RTC's previously audited and unaudited financial statements. See our Current Report on Form 8-K dated April 30, 1998. Our analysis of RTC's accounts receivable continued into the first quarter of 1999. After concluding this analysis, we provided for an additional allowance for doubtful accounts of $11.5 million related to the acquired RTC accounts receivable. As a result, the merger benefits are less than we expected.

Corporate compliance program

  We have implemented a company-wide corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain high standards of conduct by all of our employees. This program undergoes continuous review and is enhanced as necessary. A purpose of the program is to heighten the awareness of our employees and affiliated professionals of the importance of complying with all applicable laws and regulations in an increasingly complicated regulatory environment and to ensure that steps are taken to resolve instances of non-compliance promptly as they are identified.

  The program has been authorized and mandated by our board of directors and combines existing company policies and practices with new procedures designed to address areas of particular sensitivity. As part of the program, we adopted a code of conduct to be followed by each of our employees and affiliated professionals. All management personnel have reviewed and agreed to abide by this code of conduct. The program is administered by our chief compliance officers and a compliance committee consisting of certain of our officers and senior managers. The compliance committee reports to our board of directors.

Sources of revenue reimbursement

  The following table provides information for the periods indicated regarding the percentage of our net operating revenues, including RTC for all periods, provided by (a) the Medicare ESRD program; (b) Medicaid; (c) private/alternative payors, such as private insurance and private funds; (d) hospital inpatient dialysis services; and (e) international operations.

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
   Medicare................................................  60.1%  56.4%  51.3%
   Medicaid................................................   4.3    5.0    4.3
   Private/alternative payors..............................  30.4   30.8   35.9
   Hospital inpatient dialysis services....................   5.2    4.8    4.3
   International operations................................          3.0    4.2
                                                            -----  -----  -----
     Total................................................. 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed with ESRD and are eligible for participation in the Medicare ESRD program, regardless of age or financial circumstances. For each treatment, Medicare pays 80% of the amount set by the Medicare reimbursement system. In most cases, a secondary payor, usually Medicare supplemental insurance or the state Medicaid program, pays approximately 20% of the amount set by the Medicare reimbursement system. All of the states in which we operate dialysis facilities provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement.

  If a patient does not qualify for Medicaid based on financial need and does not purchase secondary insurance through a private insurer, the dialysis provider may not be reimbursed for the 20% portion of the ESRD composite rate Medicare does not pay. However, a recent Congressional action will allow dialysis providers to pay their patients' premiums for secondary insurance. These premiums are generally less than the 20% co-payment that a private insurer would pay. Dialysis providers would be allowed to capture, as incremental profit, the difference between the premiums paid to these secondary insurers and the reimbursement amounts received from them. We plan to pay for a patient's secondary insurance premium only if the patient does not qualify for Medicaid and the patient demonstrates an inability to pay for this insurance. Dialysis providers will be able to pay directly their patients' premiums for secondary insurance beginning upon the enactment of regulations implementing the Congressional action, which is expected in the third quarter of 1999.

  ESRD patients receiving dialysis become eligible for Medicare coverage at various times:

  . ESRD patients 65 years of age or older who are not covered by an employer group health plan are immediately eligible for Medicare coverage.

  . ESRD patients 65 years of age or older who are covered by an employer group health plan are eligible for Medicare coverage after a 30-month coordination period.

  . ESRD patients under 65 years of age who are not covered by an employer group health plan must wait 90 days after beginning dialysis treatments to be eligible for Medicare benefits. During the first 90 days of treatment, the patient, Medicaid or a private insurer is responsible for payment. In the case of the individual covered by private insurance, this responsibility is limited to the terms of the policy, with the patient being responsible for the balance.

  . ESRD patients under 65 years of age who are covered by an employer group health plan must wait 33 months after beginning dialysis treatments before Medicare becomes the primary payor. During the first 33 months of treatments, the employer group health plan is responsible for payment at its negotiated rate or, in the absence of such a rate, at our usual and customary rates. The patient is responsible for any deductibles and co-payments under the terms of the employer group health plan.

  . ESRD patients with an employer group health plan electing home dialysis training during the first 90 days of dialysis have Medicare as their primary payor after 30 months. If an ESRD patient without an employer group health plan begins home dialysis training during the first three months of dialysis, Medicare immediately becomes the primary payor.

  In August 1993, the Omnibus Budget Reconciliation Act of 1993, or OBRA 93, became effective. HCFA originally interpreted certain provisions of OBRA 93 to require employer group health sponsored insurance plans, or private payors, to be the primary payor for patients who became dually entitled to Medicare benefits because they developed ESRD after they had earlier been entitled to Medicare due to age or disability. In July 1994, HCFA instructed the Medicare fiscal intermediaries to apply the provisions of OBRA 93 retroactively to August 10, 1993. Accordingly, we billed the responsible private payors as the primary payors and recognized these revenues, at the generally higher private rates, as services were rendered for periods after August 10, 1993.

  In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries which stated that it had misinterpreted the OBRA 93 provisions, and that Medicare would continue as the primary payor despite a patient obtaining dual eligibility status under the Medicare ESRD provisions. Accordingly, we began recognizing revenues at Medicare rates for all such patients going forward from April 1995. We also adjusted our financial statements to reflect revenues earned at Medicare rates for such patients during the period from

August 1993 through April 1995. This resulted in a reduction in revenues for the period August 1993 through April 1995 of approximately $3.1 million as these revenues had been previously recognized at the generally higher private rates.

  In June 1995, a federal court issued a preliminary injunction against HCFA prohibiting HCFA from retroactively applying its reinterpretation of the OBRA 93 provisions to periods prior to its April 1995 instructions of clarification. After the issuance of this preliminary injunction, we determined that a permanent injunction would likely be issued, and we adjusted our financial statements to reflect revenues earned during the period from August 1993 through April 1995 at the generally higher private rates. We made no adjustment to revenues recognized going forward from April 1995 because the injunction did not prohibit the prospective effect of HCFA's reinterpretation.

  In January 1998, a federal court issued a permanent injunction preventing HCFA from applying its reinterpretation of the OBRA 93 provisions because that application would be unlawful retroactive rulemaking. We did not adjust our revenues in January 1998 in response to the permanent injunction because revenues had already been recognized at the generally higher private rates after the issuance of the preliminary injunction in June 1995.

 Medicare reimbursement

  Under the Medicare reimbursement system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides us with predictable and recurring per treatment revenues and permits us to retain any profit earned.

  Medicare has established a composite rate set by HCFA that determines the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for that treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wage earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs like EPO, Calcijex and iron supplements, blood for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients.

  Claims for Medicare reimbursement must generally be presented within 15 to 27 months of treatment depending on the month in which the service was rendered. Claims for Medicaid secondary reimbursement must be presented within 60 to 90 days after payment of the Medicare claim. We generally submit claims monthly and are usually paid by Medicare within 15 days of submission.

  We receive reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $117 and $139 per treatment. This rate is subject to change by legislation. The Medicare ESRD reimbursement rate did not change from commencement of the program in 1972 until 1983. From 1983 through December 1990 numerous Congressional actions resulted in a net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990.

  Congress increased the ESRD reimbursement rate, effective January 1, 1991, by $1.00 per treatment resulting in the current average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services, or HHS, and the Medical Payment Assessment Commission, or MEDPAC, study dialysis costs and reimbursement procedures and make findings as to the appropriateness of ESRD reimbursement rates. In March 1999, MEDPAC recommended a 2.4% to 2.9% increase to the reimbursement rate. However, Congress has not yet acted on this recommendation, is not required to implement this recommendation and could either raise or lower the reimbursement rate.

  During the last congressional session, there were various proposals for the reform of numerous aspects of Medicare. We are unable to predict what, if any, changes may occur in the Medicare composite reimbursement rate. Any reductions in the Medicare composite reimbursement rate could have a material adverse effect on our results of operations, financial condition and business.

 Demonstration project

  In January 1996, HCFA announced a three-year demonstration project involving the enrollment of ESRD patients in managed care organizations. The demonstration project is evaluating the appropriateness of capitation for dialysis services. The project is adjusting capitation rates based upon treatment status, age groups, and the cause of renal failure. There were initially four demonstration project sites selected. Two sites are now actually implementing the pilot program and we are participating in the project with both HMOs.

  The ESRD demonstration project and the analysis of the results of the project are expected to continue over the next three to four years. Using the experience of this project, HCFA will seek to evaluate the feasibility of allowing managed care plans to participate in the Medicare ESRD program on a capitated basis. The pilot program, if successful, could result in HCFA allowing ESRD patients to enroll in managed care organizations. The likelihood and timing of this decision is impossible to predict.

 EPO reimbursement

  On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for EPO's use by dialysis patients. EPO stimulates the production of red blood cells and is beneficial in the treatment of anemia, with the effect of reducing or eliminating the need for blood transfusions for dialysis patients. Physicians began prescribing EPO for their patients in our dialysis facilities in August 1989. Most of our dialysis patients receive EPO.

   Approximately 23% of our net operating revenues in fiscal 1998 was generated from the administration of EPO, the majority of which was reimbursed through the Medicare and Medicaid programs. Therefore, EPO reimbursement significantly impacts our net income. The Office of the Inspector General of HHS has recommended that Medicare reimbursement for EPO be reduced from the current amount of $10 to $9 per 1,000 units. HHS has concurred with this recommendation; however, HHS has not determined whether it will pursue this change through the rulemaking process. In addition, President Clinton's proposed budget for fiscal year 2000 includes a reduction in the Medicare reimbursement for EPO of the same amount. Congress has yet to act on this budget proposal. EPO reimbursement programs have been, and in the future may be, subject to these and other legislative or administrative proposals. We cannot predict whether future rate or reimbursement method changes will be made. If such changes are made, they could have a material adverse effect on our business, results of operations or financial condition. Furthermore, EPO is produced by a single manufacturer, Amgen Corporation, and any interruption of supply or product cost increases could adversely affect our operations. For more information, see the subheading "Dependence on Medicare, Medicaid and other sources of reimbursement" under the heading "Risk factors."

  In April 1996, HCFA notified providers that reimbursement of EPO administration for a patient with a measurement of red blood cell concentration, known as a hematocrit measurement, exceeding 36% would be available only if the 90-day rolling hematocrit measurement for such patient was 36.5% or less. If the 90-day rolling average hematocrit measure exceeded 36.5%, reimbursement for EPO administration would be denied, except in very limited instances. In connection with this notification, HCFA instructed its fiscal intermediaries to review the rolling three month hematocrit averages and to ascertain compliance therewith. The single fiscal intermediaries for Total Renal Care, Inc., or TRC, and RTC enacted such instructions in December and September, 1997, respectively. Subsequently, HCFA notified its fiscal intermediaries that it was changing the foregoing reimbursement policy. Effective for monthly billing periods beginning on or after March 10, 1998, reimbursement will be available when the 90-day rolling average hematocrit measure exceeds 36.5%, with payment based on the lower of the actual dosage billed for the current month or 80% of the prior month's allowable EPO dosage. In addition, in this notice, HCFA reestablished the authorization to make payment for EPO for a month when the patient's hematocrit exceeds 36%, when accompanied by documentation establishing medical necessity. More specifically, Medicare guidelines now enable dialysis providers to be: (a) fully reimbursed for increased EPO dosage levels when the patient's hematocrit exceeds 36% and there is a medical justification for such dosage; and (b) partially reimbursed for increased EPO dosage levels when the patient's hematocrit exceeds 36% and there is no such medical justification. This change has resulted in additional revenues for dialysis providers.

 Other drugs and services delivered at centers

  At our facilities we provide most of our patients with intravenous drugs, other ancillary services and testing, representing approximately 8% of our net operating revenues in 1998. The intravenous drugs we administer include Calcijex, iron supplements, various antibiotics and other medications. The ancillary services and testing include studies that examine the degree of bone deterioration, nerve conduction studies that examine the degree of deterioration of nerves, doppler flow testing of the effectiveness of patients' vascular access for dialysis and blood transfusions, and electrocardiograms.

  Medicare currently reimburses us separately for the intravenous drugs at a rate of 95% of the average wholesale price of each drug. The Clinton administration has proposed a reduction in the reimbursement rate for outpatient prescription drugs to 83% of the actual wholesale price. We cannot predict whether Congress will approve this rate change, but if such a change is implemented, it could have a material adverse effect on our business, results of operations or financial condition.

  With appropriate medical justification, Medicare separately reimburses us for the provision of ancillary services and testing to ESRD patients in accordance with a prescribed fee schedule.

 Medicaid reimbursement

  Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages, like oral medications, that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. We are a licensed ESRD Medicaid provider in the states in which we conduct our business.

 Hospital inpatient dialysis services

  We provide inpatient dialysis services, excluding physician professional services, to patients in hospitals pursuant to written agreements with the hospitals. We provide these services for a per-treatment fee which is individually negotiated with each hospital. Some of these agreements provide that we are the exclusive provider of dialysis services to the hospital, but many of them are non-exclusive. Some of these agreements also allow either party to terminate the agreement without cause. Competition for the provision of dialysis services at hospitals with which we have a non-exclusive agreement and the termination of inpatient dialysis services agreements could have an adverse effect on us.

Government regulation

 General

  Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things:

  . Premises;

  . Management of facilities;

  . Personnel;

  . The maintenance of proper records;

  . Equipment; and

  . Quality assurance programs/patient care.

  Our dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if we satisfy applicable standards and requirements. All of our dialysis facilities are certified by HCFA, as is required for receipt of Medicare reimbursement payments.

  Our business would be adversely impacted by:

  . Any loss or suspension of (a) federal certifications; (b) authorization to participate in the Medicare or Medicaid programs; or (c) licenses under the laws of any state or governmental authority in which we generate substantial revenues; or

  . Reduction of dialysis reimbursement or reduction of or elimination of coverage for dialysis services.

  To date, we have not had any difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, our industry will continue to be subject to government regulation, the scope and effect of which are difficult to predict. This regulation could adversely impact us in a material way. In addition, we periodically may be reviewed or challenged by various governmental authorities which could have an adverse effect on our financial position.

 Fraud and abuse under federal law

  The "antikickback" statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive or make payments in return for:

  . The referral of a patient for treatment; or

  . The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs.

  Federal penalties for violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil penalties for violation of these laws include assessments of $2,000 per improper claim for payment plus twice the amount of the claim and suspension from future participation in Medicare and Medicaid. Some state antikickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also said that, under certain circumstances, the statute is also violated when a purpose of a payment is to induce referrals.

  In July 1991 and in November 1992, the Secretary of HHS published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions structured within these safe harbors do not violate the antikickback statute. A business arrangement must satisfy each and every element of a safe harbor to be protected by that safe harbor. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the antikickback statute but may be subject to greater scrutiny by enforcement agencies. We believe our arrangements with referring physicians are in material compliance with these laws. We seek to structure our various business arrangements to satisfy as many safe harbor elements as is practical. Certain of our arrangements with referring physicians do not satisfy all elements of a relevant safe harbor. Although we have never been challenged under these statutes and believe we materially comply with these and other applicable laws and regulations, we could in the future be required to change our practices or experience a material adverse effect as a result of a challenge.

  The conditions of participation in the Medicare ESRD program require that treatment at a dialysis facility be "under the general supervision of a director who is a physician." Generally, the medical director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. We have by written agreement engaged qualified physicians or groups of qualified physicians to serve as medical directors for our facilities. At some facilities we also contract with physicians to serve as assistant or associate medical directors, or to direct specific programs such as home dialysis training, or, in a few instances, to provide medical director services for acute dialysis services provided to hospitals. The compensation of the medical directors and other physicians under contract is separately negotiated for each facility and generally depends upon competitive factors in the local market, the physician's professional qualifications, the specific duties and responsibilities of the physician and the size and utilization of the facility or relevant program. Written agreements with the medical directors and other contracted physicians fix their compensation for periods of one year or more.

  Because our medical directors and other contract physicians refer patients to our facilities, the federal antikickback statute may apply. We believe our arrangements with these physicians materially comply with the antikickback statute. Among the available safe harbors is one relevant to our arrangements with our medical directors and the other physicians under contract. The safe harbor sets forth six requirements. Certain of our agreements with our medical directors or other physicians under contract do not satisfy all six of these requirements. We believe that, except in cases where a facility is in transition from one medical director to another or where the term of an agreement with a physician has expired and a new agreement is in negotiation, our agreements with our medical directors and other contract physicians satisfy at least five of the six requirements for this safe harbor.

  At some of our dialysis facilities, physicians who refer patients to the dialysis facilities hold interests in partnerships or limited liability companies owning the facilities. The antikickback statute may apply in these situations. We believe these business arrangements are in material compliance with the antikickback statute. While none of these arrangements satisfies all elements of a relevant small entity investment interests safe harbor, we believe that each of the partnerships and limited liability companies satisfies a majority of the safe harbor's elements.

  We lease some of our dialysis facilities from entities in which interests are held by physicians who refer patients to those facilities, and we sublease space to referring physicians at some of our dialysis facilities. In addition, a medical facility at which we provide ESRD ancillary services is leased from physicians who refer patients for the ancillary services. The antikickback statute may apply in these situations. We believe, however, that these leases are in material compliance with the antikickback statute and that the leases satisfy in all material respects each of the elements of the space rental safe harbor applicable to these arrangements.

  On July 21, 1994, the Secretary of HHS proposed a rule that it said "would modify the original set of safe harbor provisions to give greater clarity to the rulemaking's original intent." The proposed rule would, among other things, make changes to the safe harbors discussed in the preceding few paragraphs. We do not believe that our conclusions with respect to the application of these safe harbors to our current arrangements would change if the proposed rule were adopted in the form proposed. It is difficult to predict, however, the outcome of the rulemaking process or whether changes in the safe harbor rules will affect us.

 Fraud and abuse under state law

  In several states (including California, Florida, Georgia, Kansas, Louisiana, Maryland, New York, Utah and Virginia) in which we operate dialysis facilities jointly owned with referring physicians, statutes prohibit physicians from holding financial interests in various types of medical facilities to which they refer patients. We believe our joint ownership relationships with these physicians are within the exceptions stated in these various state laws, as further described below.

  . California. A California statute makes it unlawful for a physician (or an immediate family member) who has a financial interest in an entity to refer a person to that entity for various services, including laboratory services. Under the California statute, "financial interest" includes any type of ownership interest, lease, compensation or other form of payment (whether in money or otherwise) between a physician and the entity to which the physician makes a referral. The statute also prohibits the entity to which the referral was made from presenting a claim for payment to any payor for a service furnished pursuant to a prohibited referral and prohibits a payor from paying for such a service. Violation of the prohibition on submitting a claim is a misdemeanor that subjects the offender to a fine of up to $15,000 for each violation and possible action against licensure.

   Some of our facilities perform laboratory services incidental to dialysis services pursuant to the orders of referring physicians. Although we do not believe that the California statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the California statute could be interpreted to apply to these services. While the California statute includes certain exemptions, it includes no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians in California or for partnership interests of the type held by the referring physicians in eight of our facilities in California. Thus, if the California statute is interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians who hold partnership interests, we would be required to restructure some or all of our relationships with these referring physicians. We cannot predict the consequences of this type of restructuring.

  . Florida. A Florida statute prohibits healthcare providers, defined to include physicians, from referring a patient for the provision of designated health services to an entity in which the healthcare provider has an investment interest. The term "designated health services" includes clinical laboratory services. Further, a healthcare provider may not refer a patient for the provision of any healthcare item or service that is not a "designated health service" to an entity in which the healthcare provider is an investor unless:

       (1) The entity is a corporation with shares publicly traded on a national exchange or on the over-the-counter market with total assets over $50 million or certain disclosure requirements are met;

       (2) No more than 50% of the value of the investment interests are held by investors in a position to make referrals to the entity;

       (3) The terms under which an investment interest is offered to an investor who is in a position to make referrals to the entity are no different from the terms offered to investors who are not in a position to make referrals;

       (4) The terms offered to an investor in a position to make referrals are not related to the previous or expected volume of referrals from that investor to the entity; and

       (5) There is no requirement that an investor make referrals or be in a position to make referrals to the entity as a condition for becoming or remaining an investor.

   The disclosure requirements compel a healthcare provider who makes a permitted referral to provide the patient with a written disclosure form informing the patient of the existence of the investment interest, the names and addresses of at least two alternative sources of such services and the name and address of each applicable entity in which the referring provider is an investor. The Florida statute carries with it penalties of up to $15,000 for each service for any person who presents or causes to be presented a bill or claim for services that the person knows or should know is prohibited. Furthermore, any healthcare provider or other entity that enters into an arrangement or scheme which the physician or entity knows or should know has a principal purpose of assuring referrals by the physician to a particular entity may be subject to a civil penalty of up to $100,000 for each arrangement. A violation of the disclosure requirements constitutes a misdemeanor and may be grounds for disciplinary action. We believe that we and our referring physicians are exempt from the Florida statute.

  . Georgia. A Georgia statute prohibits a healthcare provider, defined to include physicians, from referring a patient for the provision of designated health services to an entity in which the healthcare provider has an investment interest, unless the provider satisfies certain disclosure requirements. An "investment interest" is defined as an equity or debt security issued by an entity, including units or other interests in a partnership, but excludes certain investments in publicly-held corporations. A "designated health service" is defined to include clinical laboratory services, pharmaceutical services and outpatient surgical services. To comply with the Georgia statute, the healthcare provider must furnish the patient with a written disclosure form approved by the provider's board of licensure, informing the patient of:

       (1) The existence of the investment interest;

       (2) The name and address of each entity in which the referring provider is an investor; and

       (3) The patient's right to obtain the items or services at the location or from the healthcare provider or supplier of the patient's choice.

   In addition, the provider must post a copy of the disclosure form in a conspicuous public place in the provider's office. Neither a healthcare provider nor any entity may present a claim for payment to any individual, third-party payor or other entity for services provided pursuant to a prohibited referral. If the healthcare provider or entity improperly collects any amount, the provider or entity must refund the amount to the payor. Any provider or other entity that enters into an arrangement or scheme which the provider or entity knows or should know has a principal purpose of assuring referrals by the provider to a particular entity is subject to a civil penalty of up to $50,000 for each arrangement or scheme. Furthermore, any person who presents or causes to be presented a bill for a claim for services that the person knows or should know is for a service for which payment may not be made under the Georgia statute is subject to a civil penalty of up to $15,000 for each service. We believe that all physicians with an investment interest who also refer patients to our dialysis facilities are in compliance with the disclosure requirements of the Georgia statute and are thus exempt from this statute.

  . Kansas. A Kansas statute provides that a licensee's license may be revoked, suspended or limited in the event the licensee has committed an act of unprofessional conduct. Under the Kansas statute, unprofessional conduct includes referring a patient to a healthcare entity for services if the licensee, defined to include a physician, has a significant investment interest in the healthcare entity, unless the licensee informs the patient in writing of the investment interest and the ability of the patient to obtain services elsewhere. The Kansas statute defines "healthcare entity" to mean any corporation, firm, partnership or other business entity which provides services for diagnosis or treatment of human health conditions and which is owned separately from a referring licensee's principal practice. The Kansas statute also defines "significant investment interest" to mean ownership of at least 10% of the shares of stock of the corporation which owns or leases the healthcare entity. We believe that physicians with a "significant investment interest" who also refer patients to our dialysis facilities are in compliance with the disclosure requirements of the Kansas statute.

  . Louisiana. A Louisiana statute prohibits healthcare providers, defined to include physicians, from making referrals outside the same group practice as that of the referring healthcare provider to any other healthcare provider, licensed healthcare facility or provider of healthcare goods and services, including providers of clinical laboratory services, when the referring provider has a financial interest served by such referral. An exclusion from the prohibition will apply if, in advance of any referral, the referring provider discloses to the patient, in writing, the existence of such financial interest. The Louisiana statute defines "financial interest" to mean a significant ownership or investment interest established through debt, equity or other means and held by a healthcare provider or a member of a provider's immediate family, as well as any form of direct or indirect compensation for referral. Any referring healthcare provider with a financial interest who does not comply with the Louisiana statute disclosure requirement must refund all sums the provider received in payment for the goods and services furnished or rendered without disclosure of the financial interest. We believe that all physicians who have a "financial interest" and who also refer patients to our dialysis facilities are in compliance with the Louisiana statute.

  . Maryland. A Maryland statute prohibits healthcare practitioners from referring patients to a healthcare entity in which the practitioner or the practitioner's immediate family owns a beneficial interest or has a compensation arrangement. The term "compensation arrangement" does not include an arrangement between a healthcare entity and a healthcare practitioner, or immediate family member of a practitioner, as an independent contractor, if the arrangement is for identifiable services, the amount of the compensation under the arrangement is consistent with the fair market value of the service and is not determined in a manner that takes into account the volume or value of any referrals by the practitioner and the compensation is provided in accordance with an agreement that would be commercially reasonable even if no referrals were made. We believe that we will be exempt from the Maryland statute.

  . New York. Several New York statutes relate to self-referrals. A practitioner, defined to include physicians, authorized to order clinical laboratory services or certain other referred services generally may not make a referral for such services to an authorized healthcare provider where such practitioner or an immediate family member has a financial relationship with the healthcare provider receiving the referral. The New York statutes provide that a healthcare provider or a referring practitioner may not present or cause to be presented to any individual or third-party payor or other entity a claim or other demand for payment for clinical laboratory services that is prohibited. Under the New York statutes, a "financial relationship" is defined to mean an ownership interest, investment interest or compensation arrangement.

   Generally, the New York statutes exempt from the New York referral prohibition a practitioner's referral to a healthcare provider in which the practitioner or an immediate family member has a financial interest for clinical laboratory services if:

       (1) It is related to practitioner services personally provided by the referring practitioner or provided by a practitioner in the same group as the referring practitioner;

       (2) It is related to in-office ancillary services;

       (3) It is related to a health maintenance organization or other type of managed care program;

       (4) It is related to inpatient hospital services;

       (5) It is related to referrals by a hospital of patients for clinical laboratory services to be provided by the hospital;

       (6) The financial relationship with the hospital does not relate directly to the services for which the referral was made; or

       (7) It is determined not to pose a substantial risk of payor or patient abuse.

   The New York statutes also make an exception to the New York referral prohibition in the event of an ownership interest or investment interest of the practitioner or immediate family member in a healthcare provider, upon proper disclosure being made, if (a) the services provided and the practitioner or the patient are located in a rural area; or (b) the ownership interest or investment interest is based on the ownership in a general hospital itself, and not merely a subdivision thereof.

   In addition to providing the exceptions discussed above, the New York statutes exclude certain types of relationships from the New York referral prohibition. The New York statutes provide that an ownership interest or an investment interest generally does not exist based solely on the ownership of investment securities of a publicly-traded company with total assets of over $100 million. Further, the New York statutes generally exclude the following from their definition of "compensation arrangement":

       (1) Payments for the rental or lease of space;

       (2) Administrative services arrangements between a general hospital and a practitioner or immediate family member;

       (3) Medical director or medical advisory board services arrangements between a healthcare provider, other than a general hospital, and a practitioner;

       (4) Recruitment arrangements;

       (5) Isolated financial transactions;

       (6) Compensation arrangements between a group practice and salaried practitioner of the group practice; and

       (7) Other arrangements that are determined not to pose a substantial risk of payor or patient abuse.

   A practitioner must disclose to the patient, in the case of referrals not subject to the New York referral prohibition, the financial relationship prior to making the referral if the financial relationship is either
   (a) an ownership or investment interest in the healthcare provider to which the referral is being made; or (b) a compensation arrangement with such healthcare provider that is in excess of fair market value or that is based upon the volume and value of the providers' services.

   Because dialysis itself is not a clinical laboratory service or other service covered by the New York referral prohibition, we believe that only the New York disclosure requirement should need to be satisfied for those joint ownership relationships we maintain with referring physicians. We believe that, to the extent only the New York disclosure requirement is applicable, all physicians who have a financial interest and who also refer patients to the dialysis facilities with which we have consultant contracts are in compliance with the New York statutes. The facilities in New York with which we have consultant contracts may, however, perform laboratory services incidental to dialysis services pursuant to the orders of the referring physicians. Although we do not believe that the New York referral prohibition is intended to apply to laboratory services provided incident to dialysis services, it is possible that the New York referral prohibition could be interpreted to apply to these services. There is no explicit exception to the New York referral prohibition for medical director services or other services for which we contract with and compensate referring physicians in New York. Thus, if the New York Statutes are interpreted to apply to referring physicians with whom we contract, we could be required to restructure these relationships. It is difficult to predict the consequences of this restructuring.

  . Utah. A Utah statute prohibits physicians from referring patients, clients, or customers to any clinical laboratory, ambulatory or surgical care facilities, or other treatment or rehabilitation services facilities, in which the physician or a member of the physician's immediate family has any financial relationship, unless the physician at the time of making the referral discloses that relationship, in writing, to the patient, client, or customer and such written disclosure states that the patient may choose any facility or service center for purposes of having the laboratory work or treatment service performed. The Utah statute defines "financial relationship" to generally mean any ownership or investment interest in an entity or any compensation arrangement with an entity. We believe that all physicians who have a "financial relationship" and who also refer patients to our dialysis facilities are in compliance with the Utah statute.

  . Virginia. A Virginia statute generally prohibits a physician from referring a patient for health services to an entity outside the physician's office if the physician or any of the physician's immediate family members is an investor in that entity unless (a) the physician directly provides health services within the entity and will be personally involved with the provision of care to the referred patient or
    (b) has been granted an exception by the Virginia Board of Health Professions, or the VBHP. Violation of the Virginia statute by the physician subjects the entity to a monetary penalty of up to $20,000 per referral or claim if the entity knows or has reason to know that the referral is prohibited by the Virginia statute. Investment interests acquired prior to February 1, 1993, including the minority interests which physicians hold in our Virginia facilities, were required to be in compliance with the Virginia statute by July 1, 1996.

   We believe that physicians who refer patients to dialysis facilities directly provide healthcare within such facilities and are "personally involved with the provision of care" to such referred patients within the meaning of the Virginia statute. We also believe that, as a public policy matter, it would be reasonable to argue that the VBHP should grant an exception to a physician who is an investor in a dialysis facility to which the physician refers his or her patients for care. We are unaware, however, of any official interpretation of the Virginia statute or the grant of any exception by the VBHP indicating acceptance of these views. We believe that the ownership of our Virginia facilities could be restructured to conform to the requirements of the Virginia statute if necessary due to future official interpretations differing from our interpretations.

 Stark I / Stark II

  The Omnibus Budget Reconciliation Act of 1989 includes certain provisions, known as Stark I, that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." Stark I may be interpreted by HCFA to apply to our operations. Regulations interpreting Stark I, however, have created an exception to its applicability regarding services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. We believe that our compensation arrangements with Medical Directors and other physicians under contract are in material compliance with Stark I.

  OBRA 93 contains certain provisions, known as Stark II, that restrict physician referrals for certain "designated health services" to entities with which a physician or immediate family member has a "financial relationship." The entity is prohibited under Stark II, as is the case for entities restricted by Stark I from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per service and can be excluded from future participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to us became effective on January 1, 1995.

  A "financial relationship" under Stark II is defined as the physician's ownership or investment interest in, or a compensation arrangement with, the entity. We have entered into compensation agreements with our medical directors and other referring physicians. Some of our medical directors own equity interests in entities which operate our dialysis facilities. Some of our dialysis facilities are leased from entities in which referring physicians hold interests, and we sublease space to referring physicians at some of our dialysis facilities. In addition, some of the medical directors and other physicians from whom we have acquired dialysis facilities own our common stock or options to acquire our common stock. We believe that the ownership of the stock and stock options and the other ownership interests and lease arrangements for such facilities are in material compliance with Stark II. Proposed Stark II regulations could require us to restructure the stock and stock option ownership.

  Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if:

  . The arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement;

  . The arrangement covers all of the services to be provided by the physician, or immediate family member of the physician, to the entity;

  . The aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement;

  . The term of the arrangement is for at least one year;

  . The compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties;

  . The services to be performed do not involve a business arrangement or other activity that violates any state or federal law; and

  . The arrangement meets other requirements that may be imposed pursuant to regulations promulgated by HCFA.

  We believe that our compensation arrangements with medical directors and other contract physicians materially satisfy these exceptions to the Stark II prohibitions.

  Payments made by a lessor to a lessee for the use of premises are excepted from Stark II prohibitions if:

  . The lease is set out in writing, signed by the parties, and specifies the premises covered by the lease;

  . The space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted common areas payments;

  . The lease provides for a term of rental or lease of at least one year;

  . The rental charges over the term of the lease are set in advance, are consistent with fair market value and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties;

  . The lease would be commercially reasonable even if no referrals were made between the parties; and

  . The lease meets other requirements that may be imposed pursuant to regulations promulgated by HCFA.

  We believe that our leases with referring physicians materially satisfy these exceptions to the Stark II prohibitions.

  The Stark II exception provisions applicable to physician ownership interests in entities to which they make referrals do not encompass the kinds of ownership arrangements that referring physicians hold in certain of our subsidiaries that operate dialysis facilities.

  For purposes of Stark II, "designated health services" include clinical laboratory services, equipment and supplies, home health services, outpatient prescription drugs and inpatient and outpatient hospital services. We believe that the language and legislative history of Stark II and related regulations indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services. Our provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO and IDPN, clinical laboratory services, facility dialysis services and supplies, home dialysis supplies and equipment and services to hospital inpatients and outpatients under our dialysis services agreements with hospitals, include services and items which could, however, be construed as designated health services within the meaning of Stark II. Although we do not bill Medicare or Medicaid for hospital inpatient and outpatient services, our Medical Directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral within the meaning of Stark II.

  HCFA may interpret Stark II to apply to our operations. Consequently, Stark II may require us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, in the alternative, to refuse to accept referrals for designated health services from these physicians. We believe, but cannot assure, that if Stark II is interpreted to apply to our operations, we will be able to bring our financial relationships with referring physicians into material compliance with Stark II. We would be materially impacted if HCFA interprets Stark II to apply to us and we could not achieve that compliance. A broad interpretation of Stark II to include items provided incident to dialysis services would apply to our competitors, as well.

 Medicare

  Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of, or with the result of, reducing the amounts payable from the program to healthcare providers. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for our services. Further, Statutes or regulations may be adopted which impose additional requirements for eligibility to participate in the federal and state payment programs. Any legislation or regulations of this type could adversely affect our business operations in a material way.

 International regulation

  Our operations are subject to extensive government regulation by virtually every country in which we operate. Although such regulations differ from country to country, in general, non-U.S. regulations are designed to accomplish the same objectives as U.S. regulations regarding the operation of dialysis centers: the provision of quality healthcare for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for government payments and/or reimbursement. In addition, each country has its own payment and reimbursement rules and procedures, and some countries prohibit ownership of healthcare providers by foreign interests or establish other regulatory barriers to direct ownership by foreign companies. In those countries, we work within the framework of local laws to establish alternative contractual arrangements for the management of facilities.

  Given the difficulties inherent with any operator entering a market for the first time, there can be no assurance that we will be able to replicate our successful history of completing, and integrating, domestic acquisitions. Any failure to integrate efficiently foreign acquisitions or to realize expected synergies and cost savings could have a material adverse effect on our business, results of operations and financial condition.

 Florida laboratory payment dispute

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that 99.3% of the tests performed by this laboratory for the review period it initially identified, from January 1995 to April 1996, were not properly supported by the prescribing physicians' medical justification. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of claims related to this laboratory. The carrier has withheld approximately $11 million to date. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and HHS of this matter.

  We have consulted with outside counsel, reviewed our records, are disputing the overpayment determination vigorously and have provided extensive supporting documentation of our claims. We have cooperated with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determination. The first step in this formal review process is a hearing before a hearing officer at the carrier, which is scheduled for June 1999. We have received minimal responses from the carrier to our repeated requests for clarification and information regarding the continuing payment suspension. In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. We initiated this action only after serious consideration and the unanimous approval of our board of directors, and we believe it is necessary to bring a prompt resolution to this payment dispute. We are unable to determine at this time:

  . When this matter will be resolved or when the laboratory's payment suspension will be lifted;

  . What, if any, of the laboratory claims will be disallowed;

  . What action the carrier, DOJ or HHS may take with respect to this matter;

  . What the outcome of the carrier's review of the periods from May 1996 through March 1998 will be and whether it will include the initiation of another payment suspension;

  . Whether additional periods may be reviewed by the carrier; or

  . Any other outcome of this investigation or our lawsuit.

  Any determination adverse to us could have an adverse impact on our business, results of operations or financial condition.

 The Health Insurance Portability and Accountability Act of 1996

  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions, and establishes a pilot program for medical savings accounts. In addition, HIPAA also expands federal attempts to combat healthcare fraud and abuse by making amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA creates a new "Health Care Fraud and Abuse Control Account," under which "advisory opinions" are issued by the Office of the Inspector General, or OIG, regarding the application of the antikickback statute, certain criminal penalties for Medicare and Medicaid fraud are extended to other federal healthcare programs, the exclusion authority of the OIG is expanded, Medicare and Medicaid civil monetary penalty provisions are extended to other federal healthcare programs, the amounts of civil monetary penalties are increased, and a criminal health care fraud statute is established.

 The False Claims Act

  The federal False Claims Act, or FCA, is another means of policing false bills or requests for payment in the healthcare delivery system. In part, the FCA imposes a civil penalty on any person who:

  . Knowingly presents, or causes to be presented, to the federal government a false or fraudulent claim for payment or approval;

  . Knowingly makes, uses, or causes to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government;

  . Conspires to defraud the federal government by getting a false or fraudulent claim allowed or paid; or

  . Knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid, or decrease an obligation to pay or transmit money or property to the federal government.

  The penalty for a violation of the FCA ranges from $5,000 to $10,000 for each fraudulent claim plus three times the amount of damages caused by each such claim. The FCA has been used widely by the federal government to prosecute Medicare fraud in areas such as coding errors, billing for services not rendered, the submission of false cost reports, billing services at a higher reimbursement rate than is appropriate, billing services under a comprehensive code as well as under one or more component codes, and billing for care which is not medically necessary. Although subject to some dispute, at least two federal district courts have also determined that alleged violations of the federal antikickback statute or Stark I and Stark II are sufficient to state a claim for relief under the FCA. In addition to the civil provisions of the FCA, the federal government can use several criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the federal government.

 Other regulations

  Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. Those laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with certain prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis facilities, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and engineering and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe we are in material compliance with these laws and regulations.

  Some states have established certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis facilities. We believe we are in material compliance with all applicable state certificate of need laws.

  Although we believe we comply materially with current applicable laws and regulations, our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. We make no assurance as to whether our activities will be reviewed or challenged by regulatory authorities in the future.

Competition

  A significant portion of the dialysis industry consists of many small, independent facilities. The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as medical directors is also vigorous. We have also, from time to time, experienced competition from former medical directors or referring physicians who have opened their own dialysis facilities. A portion of our business consists of monitoring and providing supplies for ESRD treatments in patients' homes. Certain physicians also provide similar services, and if the number of such physicians were to increase, our business, results of operations or financial condition could be adversely affected.

  As the chart below indicates, the market share of the five largest multi-facility providers has increased significantly over the last five years. However, the absolute number of dialysis facilities owned by hospitals and independent physicians has remained fairly constant.

                                        January 1, 1993       January 1, 1998
                                     Facilities/Percentage Facilities/Percentage
                                     --------------------- ---------------------
   Multi-facility providers.........         667/30%             1,720/53%
   Independent physicians...........         822/37%               779/24%
   Hospital-based facilities........         733/33%               747/23%
                                          ----------            ----------
     Total..........................      2,222/100%            3,246/100%
                                          ==========            ==========

  Large multi-facility dialysis providers that we compete with domestically for acquisitions include Fresenius Medical Care, Gambro Healthcare, Inc., Renal Care Group, Inc. and Everest Healthcare Services Corp. In addition, we estimate that the major international multi-facility providers served only approximately 5% of all non-U.S. dialysis patients in 1998. Certain of our competitors have substantially greater financial resources than us and may compete with us for acquisitions and developments of facilities in markets targeted by us. There are also a number of large healthcare providers that have entered or may decide to enter the dialysis business. We cannot assure that our facilities will continue to compete successfully with the facilities of these other companies.

Insurance

  We carry property and general liability insurance, professional liability insurance and other insurance coverage in amounts deemed adequate by our management. However, we cannot assure that any future claims will not exceed applicable insurance coverage. Furthermore, we cannot assure that malpractice and other liability insurance will be available at a reasonable cost or that we will be able to maintain adequate levels of malpractice insurance and other liability insurance in the future. Physicians practicing at our facilities are required to maintain their own malpractice insurance, and our medical directors maintain coverage for their individual private medical practices. We do, however, provide insurance coverage for our medical directors with respect to the performance of their duties as medical directors of our facilities.

Employees

  As of March 15, 1999, we had more than 12,300 employees, including a professional staff of approximately 8,500 employees, a corporate and regional staff of approximately 1,200 employees and a facilities support and maintenance staff of approximately 2,600 employees. Approximately 8,600 of our employees are employed on a full-time basis. A small number of our employees are party to collective bargaining agreements. We have experienced limited union organizing activity. However, in general, we believe that our labor relations are good.

Risk factors

  In addition to the other information set forth in this Form 10-K, you should note the following risks related to our business.

 Dependence on Medicare and Medicaid--Future declines in reimbursement rates will affect a substantial portion of our revenues.

  We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Reductions in these rates could have a material adverse effect on our net operating revenues and profits. Approximately 51% of our net operating revenues during fiscal 1998 was funded by Medicare. Since 1983, Congress has changed the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. We cannot predict whether future rate changes will be made. Also, increases in operating costs that are subject to inflation, such as labor and supply costs, may occur without a compensating increase in reimbursement rates.

  Since June 1, 1989, the Medicare ESRD program has paid for the administration of EPO to dialysis patients. Approximately 13% of our net operating revenues in 1998 was generated from EPO reimbursement through Medicare and Medicaid programs. Consequently, EPO reimbursement through Medicare and Medicaid programs significantly affects our net income. From time to time, EPO reimbursement programs have been, and in the future may be, subject to various legislative or administrative proposals to reduce the EPO reimbursement rate. For example, HHS and the Clinton administration have endorsed a 10% reduction in Medicare reimbursement for EPO. We cannot predict whether future rate or reimbursement method changes will be made. If such changes are implemented, they could have a material adverse effect on our business, results of operations or financial condition.

  Medicare separately reimburses us for other outpatient prescription drugs that we administer to dialysis patients at the rate of 95% of the actual wholesale price of each drug. The Clinton administration has proposed a reduction in the reimbursement rate for outpatient prescription drugs to 83% of actual wholesale price. We cannot predict whether Congress will approve this rate change, or whether other reductions in reimbursement rates for outpatient prescription drugs will be made. If such changes are implemented, they could have a material adverse effect on our business, results of operations or financial condition.

  All of the states in which we operate dialysis facilities currently provide benefits to qualified patients to supplement their Medicare entitlement. Approximately 4% of our net operating revenues during fiscal 1998 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes which may have the effect of decreasing program payments, increasing costs or modifying the way we operate our dialysis business.

  For more details, see the heading "The dialysis industry." Also see the subheadings "Medicare reimbursement," "EPO reimbursement," "Other drugs and services delivered at centers" and "Medicaid reimbursement" under the heading "Sources of revenue reimbursement."

 Possible changes in Medicare's method of reimbursement--The inclusion in the Medicare composite reimbursement rate of certain services which currently are separately reimbursed or the change to a capitated reimbursement system could have a material adverse effect on our revenues and profits.

  We cannot predict whether certain services, for which we currently are reimbursed separately, may in the future be included in the Medicare composite rate. If, in the future, Medicare were to include in its composite reimbursement rate any of the ancillary services presently reimbursed separately, we would not be able to seek separate reimbursement for these services. This would adversely affect our results of operations to the extent a corresponding increase was not provided in the Medicare composite rate.

  HCFA already has initiated a pilot demonstration project to test the feasibility of allowing managed care plans to participate in the Medicare ESRD program on a capitated basis. Under a capitated plan we would receive a fixed periodic payment for servicing all of our Medicare-eligible ESRD patients regardless of certain fluctuations in the number of services provided in that period or the number of patients treated.

 Other sources of reimbursement--Restrictions on our ability to charge for current services at current rates could materially affect our business.

  Approximately 44% of our net operating revenues during fiscal 1998 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, payments from hospitals which we contract with to provide inpatient dialysis treatments and payments from governments and private payors in overseas markets. Any restriction on our ability to charge for our domestic-market services at rates in excess of those paid by Medicare would adversely affect our business, results of operations or financial condition. We are also a party to nonexclusive agreements with certain third-party payors, and the termination of certain of these agreements could have an adverse effect on our business, results of operations or financial condition.

 Source of EPO--Only one company manufactures EPO and interruption of supply or cost increases could materially affect our business.

  EPO is produced by a single manufacturer, Amgen Corporation. In the future, Amgen may be unwilling or unable to supply us with EPO. Additionally, shortages in the raw materials or other resources necessary to manufacture EPO, or simply an arbitrary decision on the part of this sole supplier, may result in an increase in the wholesale price of EPO. Interruptions of the supply of EPO or increases in the price we pay for EPO could have a material adverse effect on our financial condition as well as our ability to provide appropriate care to our patients.

 Operations subject to government regulation--Our failure to meet current or future government regulations could cause us to incur sanctions or could prevent us from participating in certain government programs or operating in certain geographical areas.

  Our dialysis operations are subject to extensive federal, state and local governmental regulations in the U.S. and to extensive government regulation in virtually every country in which we operate. U.S. and non-U.S. regulations are designed to accomplish the same objectives: the provision of quality healthcare for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for government payments and/or reimbursement. Our business would be adversely impacted by any loss of federal certifications, authorization to participate in the Medicare or Medicaid programs, or licenses under the laws of any state or governmental authority in which we generate substantial revenue. Our industry will continue to be subject to intense governmental regulation at the state and federal levels, the scope and effect of which are difficult to predict. This regulation could adversely impact us in a material way. In addition, we periodically may be reviewed or challenged by various governmental authorities which could have a material adverse effect on our business, results of operations or financial condition.

  In addition, each foreign country in which we operate has its own payment and reimbursement rules and procedures. Our failure to understand these reimbursement systems could cause us to assess the performance of our operations in other countries incorrectly. Some countries prohibit ownership of healthcare providers by foreign interests or establish other regulatory barriers to direct ownership by foreign companies. Failure to comply with these regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, the relationships we have structured, or may structure in the future, to overcome these regulatory barriers may be challenged. For more details, see the subheading "International regulation" under the heading "Government regulation."

  . Our failure to comply with fraud and abuse statutes could result in sanctions

  Neither our arrangements with the medical directors of our facilities nor the minority ownership interests of referring physicians in certain of our dialysis facilities meet all of the requirements of published safe harbors to the illegal remuneration provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions structured within published safe harbors are deemed not to violate these provisions. Transactions that do not fall within a relevant safe harbor may be subject to greater scrutiny by enforcement agencies. We could in the future be required to change our practices or relationships with our medical directors or with referring physicians holding minority ownership interests or could otherwise be materially affected by any challenge under these statutes.

  California law prohibits a physician from making referrals for laboratory services to entities with which they (or their immediate family members) have a financial interest. We currently operate a large number of facilities in California which account for a significant percentage of our business. It is possible that the California statute could apply to laboratory services incidental to dialysis services. If so, we would be required to restructure some relationships with referring physicians who serve as medical directors of our facilities and with the physicians who hold minority interests in some of our facilities. We also provide laboratory services incidental to dialysis services in many other states which have fraud and abuse statutes regulating our relationships with physicians. For more details, see the subheadings "Fraud and abuse under federal law" and "Fraud and abuse under state law" under the heading "Government regulation."

  . Our practices may be subject to challenge under Stark I and Stark II

  Stark I restricts physicians from making referrals for clinical laboratory services to entities with which they or their immediate family members have a "financial relationship." It is unclear whether certain laboratory services that we provide, which are incidental to dialysis services, fall within the Stark I prohibition. Stark II restricts physicians from making referrals for certain "designated health services" to entities with which they or their immediate family members have a "financial relationship." It is unclear whether some of the services which we provide fall within the Stark II prohibitions.

  Violations of Stark I and Stark II are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medicaid programs and substantial fines. It is possible that our practices might be challenged under these laws. For more details, see the subheading "Stark I/Stark II" under the heading "Government regulation."

 Reimbursement of transportation costs--ESRD patients may not be able to use our services if state programs stop reimbursing their transportation costs.

  At present, ESRD patients eligible for the Medicaid programs of certain states, including California, are reimbursed for their transportation costs relating to ESRD treatments. If this practice is changed or deemed to violate applicable federal or state law, our patients may no longer receive this service, and we cannot predict the effect this would have on the desire or ability of patients to use our services.

 Investigations--We continuously are subject to regulatory scrutiny and payments of revenues under investigation may be suspended and possibly never collected.

  In the ordinary course of business, our operations continuously are subject to regulatory scrutiny, supervision and control. This regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. If we are found to have engaged in improper practices, we could be subject to civil, administrative, or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek our suspension or exclusion from participation in their programs.

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that 99.3% of the tests performed by this laboratory for the review period it initially identified, from January 1995 to April 1996, were not properly supported by the prescribing physicians' medical justification. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of claims related to this laboratory. The carrier has withheld approximately $11 million to date. In addition, the carrier has informed the local offices of the DOJ and HHS of this matter. In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. Any determination adverse to us in this, or other potential, future investigations, could have an adverse impact on our business, results of operations or financial condition. For more details, see the subheading "Florida laboratory payment dispute" under the heading "Government regulation."

 Risks inherent in growth strategy--The acquisition and development of additional dialysis facilities vital to our business strategy may strain our existing resources and present integration problems or may never be completed.

  Our business strategy depends significantly on our ability to acquire or develop, and successfully integrate, additional dialysis facilities. This strategy subjects us to the risk that:

  . Suitable acquisition candidates may not be available;

  . We may not be able to consummate future acquisitions on acceptable terms;

  . We may not be able to integrate future acquisitions successfully;

  . We may be inaccurate in assessing the value, strengths and weaknesses of acquisition candidates;

  . We may be inaccurate in identifying suitable locations to develop additional facilities;

  . Businesses that we acquire may never achieve revenues and profitability that justify our investment in them; and

  . Additional financing may not be available to finance future acquisitions.

  To the extent that we are unable to acquire or develop facilities in a cost-effective manner, our ability to expand our business and enhance our results of operations and financial condition could be adversely affected. In addition, integrating acquired operations, particularly newly acquired regional networks and large scale acquisitions, such as our acquisition of RTC, present a significant challenge and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. Despite the pooling of TRCH's and RTC's historical operating results, we have conducted operations as a combined entity only since February 1998. This pooling of the historic results of operations and financial condition of TRCH and RTC on a stand-alone basis may differ from our actual combined results in the future.

  Our growth is expected to place significant demands on our financial and management resources and will require us to develop further the management skills of our managers and supervisors, and to continue to train, motivate and effectively manage our employees. There are risks that:

  . Our operations and future acquisitions may require additional personnel, assets and cash expenditures and we may not be able to manage effectively the expansion of our operations;

  . We may not be able to anticipate and respond to all of the changing demands that our expanding operations, including our acquisition of RTC, will and could continue to have on our management, and information, financial and operating systems; and

  . Acquisitions could result in disruptions and unanticipated expenses.

  Our failure to meet the challenges of expansion and to manage our prior and future growth could have an adverse effect on our business, results of operations or financial condition. For more details, see the heading "Business strategy."

 Dependence on physician referrals--The loss of key referring physicians could reduce our patient base and our revenues.

  We depend upon referrals of ESRD patients by physicians specializing in nephrology and practicing in the communities we serve. As generally is true in the dialysis industry, one or a few physicians refer all or a significant portion of the patients at each facility. The loss of one or more key referring physicians at a particular facility could have a material adverse effect on the operations of that facility and could adversely affect our business, results of operations or financial condition. Referring physicians own minority interests in certain of our dialysis facilities. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We cannot predict the effect these dispositions would have on our continuing relationships with these physicians or our business. For more details, see the subheading "Physician relationships" under the heading "Operations."

 Operations outside the United States--Certain attributes of foreign companies may make their integration into our operations more difficult.

  We are entering certain international markets for the first time and there can be no assurance that we will be able to integrate international acquisitions effectively. Certain attributes of foreign companies and their operations may make their integration into our operations more difficult. These attributes include:

  . Differences in accepted clinical standards and practices;

  . Differences in management styles and practices;

  . The unfamiliarity of foreign companies with United States generally accepted accounting principles; and

  . The limiting of employee discharges and disciplinary actions in accordance with local laws.

  Any failure to integrate efficiently foreign acquisitions or to realize expected synergies and cost savings could have a material adverse effect on our business, results of operations and financial condition.

 Outstanding debt--The large amount of our total outstanding debt and our obligation to service that debt could divert necessary funds from operations, limit our ability to obtain financing for future needs and expose us to interest rate risks, and covenants in our credit facilities may prevent us from taking advantage of business opportunities.

  We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and have substantial repayment obligations under our outstanding debt. As of December 31, 1998 we had:

  . Total consolidated debt of approximately $1.25 billion; and

  . Stockholders' equity of approximately $481.8 million.

  In addition, as of December 31, 1998, our borrowing availability under our credit facilities was approximately $596.4 million.

  Our credit facilities contain numerous financial and operating covenants that limit our ability, and the ability of most of our subsidiaries, to undertake certain transactions. These covenants require that we meet certain interest coverage, net worth and leverage tests. The indentures governing our 7% convertible subordinated notes and RTC's 5 5/8% convertible subordinated notes, collectively referred to throughout this Form 10-K as our notes, and our credit facilities permit us and our subsidiaries to incur or guarantee additional debt, subject to certain limitations in the case of the credit facilities.

  Our level of debt and the limitations imposed on us by our debt agreements could have other important consequences to our stockholders and noteholders, including the following:

  . We will have to use a portion of our cash flow from operations for debt service, rather than for our operations;

  . We may not be able to obtain additional debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes;

  . The debt under our credit facilities is at a variable interest rate, making us vulnerable to increases in interest rates; and

  . We could be less able to take advantage of significant business opportunities, such as acquisitions, and react to changes in market or industry conditions.

 Purchase of notes upon a change of control--We may not have the ability to raise the funds necessary to satisfy the change of control covenants included in the indentures governing our notes.

  Under the indentures governing our notes, upon the occurrence of a change of control, as defined in the indentures, our noteholders may require us to repurchase all or a portion of their notes at 100% of the principal amount of the notes plus accrued and unpaid interest and any liquidated damages to the date of purchase. If a change of control occurs, we may not be able to pay the repurchase price for all of the notes submitted for repurchase. In addition, the terms of some of our existing debt agreements, including our credit facilities, prohibit us from purchasing any notes until all debt under these agreements is paid in full. Our future credit agreements or other agreements may contain similar provisions. If a change of control occurs while we are prohibited from purchasing the notes, we could seek the consent of our lenders to the purchase of the notes. We could also attempt to refinance the borrowings that contain the prohibition. If we do not obtain a consent or repay the borrowings, we would remain prohibited from purchasing the notes. In that case, our failure to purchase submitted notes would constitute an event of default under the indentures. This, in turn, would constitute a further default under certain of our existing or future debt agreements, including our credit facilities. In that case, certain persons could declare all debt under the notes or our credit facilities due and payable.

  Our inability to pay all debt under our credit facilities, if accelerated, would constitute an event of default under the indentures governing our notes, which could accelerate all debt under the indentures. In the event of a change of control, we might not be able to refinance our credit facilities, which would allow us to repay all tendered notes, and we might not have sufficient assets to satisfy all of our obligations under our credit facilities and the notes. In addition to the above, if we undergo a change of control portions of our debt, including our credit facilities, may be accelerated or we may be required to repurchase such debt.

 Antitakeover provisions--Provisions in our charter documents may deter a change of control which our stockholders may otherwise determine to be in their best interests.

  Our certificate of incorporation and bylaws and the Delaware General Corporation Law, or DGCL, include provisions which may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in our management, or limiting the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These provisions include:

  . A provision requiring that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by written consent;

  . A provision requiring at least 60 days' advance notice by a stockholder of a proposal or director nomination which such stockholder desires to present at any annual or special meeting of stockholders; and

  . A provision granting our board of directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. The existence of this "blank-check" preferred stock could make more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Furthermore, this "blank-check" preferred stock may have other rights, including economic rights, senior to our common stock, and, therefore, issuance of the preferred stock could have an adverse effect on the market price of our common stock.

  We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. Certain of these measures may be adopted without any further vote or action by our stockholders.

 Year 2000 issues--We may experience material unanticipated negative consequences beginning in the year 2000 due to undetected computer defects.

  The following discussion about the implementation of our "Year 2000," or Y2K program, the costs expected to be associated with the program and the results we expect to achieve constitute forward-looking information. As noted below, there are many uncertainties involved in the Y2K issue, including the extent to which we will be able to provide adequately for contingencies that may arise, as well as the broader scope of the Y2K issue as it may affect third parties. Accordingly, the costs and results of our Y2K program and the extent of any impact on our results of operations could vary materially from those disclosed below.

  The Y2K issue concerns the potential exposures related to the automated generation of misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. We are not currently aware of any material operational issues associated with preparing our internal computer systems, facilities and equipment for Y2K. We cannot assure you, however, due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues that we will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in our or third party systems or by our failure to adequately prepare for the results of such errors or defects. The impact of such consequences could have a material adverse effect on our business, financial condition or results of operations.

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

  For more details see the subheading "Year 2000 considerations" under the heading "Liquidity and capital resources," in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Goodwill amortization--If our assumptions regarding the beneficial life of our goodwill prove to be inaccurate, or subsequently change, our current earnings may be overstated and future earnings may be understated.

  Our balance sheet has an amount designated as "goodwill" that represents 49% of our assets and 197% of our stockholders' equity at December 31, 1998. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. The current blended average useful life is 34 years for our goodwill and 21 years for all of our intangible assets that relate to business combinations. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors which we considered in arriving at the consideration to be paid for, and the expected period of benefit from, acquired businesses.

  If the factors we considered, and which give rise to a material portion of our goodwill, result in an actual beneficial period which is shorter than our determined useful life, earnings reported in periods immediately following certain acquisitions would be overstated. In addition, in later years, we would be burdened by a continuing charge against earnings without the associated benefit to income. Earnings in later years could also be affected significantly if we subsequently determine that the remaining balance of goodwill has been impaired.

 Forward-looking statements

  This Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Form 10-K. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

Item 2. Properties.

  Thirteen of our dialysis facilities are operated on properties that we own. The remaining 524 dialysis facilities that we operate are located on premises leased by us or our general partnerships, limited liability companies or subsidiary corporations or by entities that we manage. We lease at fair market value certain facilities from entities in which referring physicians hold an interest. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. Our facilities range in size from approximately 500 to 15,900 square feet, with an approximate average size of 4,900 square feet. We operate our corporate headquarters in approximately 35,800 square feet of office space in Torrance, California which we currently lease for a term expiring in 2008. Our general accounting office in Tacoma, Washington, is leased for a term expiring in 2000. We have entered into an additional ten year lease in Tacoma, Washington for an 80,000 square foot facility beginning in April 1999. We maintain a 43,000 square foot facility in Berwyn, Pennsylvania for additional billing and collections purposes and limited corporate and regional staff. The Berwyn lease expires in 2001. Our Florida-based laboratory is located in a 30,000 square foot facility owned by us, with a ground lease, and our Minnesota-based laboratory is located in a 9,500 square foot facility leased by us.

  Certain of our facilities are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing facilities to accommodate significantly greater patient volume through increased hours and/or days of operation, or through the addition of dialysis stations at a given facility upon obtaining appropriate governmental approvals. In addition, we have the ability to build de novo facilities if existing facilities reach capacity. With respect to relocating facilities or building de novo facilities, we believe that we can generally lease space at economically reasonable rates in the area planned for each of these facilities. Expansion or relocation of our facilities would be subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need, approval of our application generally would be necessary for expansion or relocation.

Item 3. Legal Proceedings.

  Following the announcement on February 18, 1999 of our preliminary results for the fourth quarter of fiscal 1998 and the full year then ended, several class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Central District of California. The complaints are similar and allege violations of federal securities laws arising from alleged false and misleading statements primarily regarding our accounting for the integration of RTC into TRCH and request unspecified monetary damages. We believe that all of the claims are without merit and we intend to defend ourselves vigorously. We anticipate that the attorneys' fees and related costs of defending these lawsuits should be covered primarily by our directors and officers insurance policies and we believe that any additional costs will not have a material impact on our financial condition, results of operations or cash flows.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against HHS and a third-party carrier. The carrier has suspended all payments for certain claims submitted by the laboratory for Medicare reimbursement pending a review of these claims. The complaint seeks a court order lifting the payment suspension. See the subheading "Florida laboratory payment dispute" under the heading "Government regulation."

  In addition, we are subject to claims and suits in the ordinary course of business for which we believe we will be covered by insurance. We do not believe that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on our financial condition, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  Our common stock is traded on the New York Stock Exchange under the symbol "TRL." The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

                                                                   High   Low
                                                                  ------ ------
     Fiscal year ended December 31, 1997
       1st quarter............................................... $21.98 $18.23
       2nd quarter...............................................  24.11  16.88
       3rd quarter...............................................  30.08  21.83
       4th quarter...............................................  33.44  25.06
     Fiscal year ended December 31, 1998
       1st quarter............................................... $35.69 $22.88
       2nd quarter...............................................  36.13  30.31
       3rd quarter...............................................  35.00  19.00
       4th quarter...............................................  30.19  19.50

  The closing price of our common stock on March 15, 1999 was $9.25 per share. As of March 15, 1999 there were approximately 1,937 holders of our common stock named as holders of record by The Bank of New York, our registrar and transfer agent. Since our recapitalization in 1994, we have not declared or paid cash dividends to holders of our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We are subject to certain restrictions on our ability to pay dividends on our common stock. For more details, see the heading "Liquidity and capital resources" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements.

Item 6. Selected Financial Data.

  The following table presents our selected consolidated financial and operating data for the periods indicated. The consolidated financial data as of May 31, 1994 and 1995 and as of December 31, 1995, 1996, 1997 and 1998 and for
the years ended May 31, 1994 and 1995, the seven month period ended December 31, 1995, and the years ended December 31, 1996, 1997 and 1998 have been derived from our audited consolidated financial statements. The consolidated financial data for the seven months ended December 31, 1994 and the year ended December 31, 1995 are unaudited and include all adjustments consisting solely of normal recurring adjustments necessary to present fairly our results of operations for the period indicated. The results of operations for the seven month periods ended December 31, 1994 and 1995 are not necessarily indicative of the results which may occur for the full fiscal year. The following financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements filed as part of this report.

                                                  Seven months
                                 Years ended          ended
                                 May 31,(1)       December 31,           Year ended December 31,
                              ----------------- ----------------- -------------------------------------
                                1994     1995     1994     1995     1995     1996     1997      1998
                                                  (in thousands, except per share)
Income Statement Data:(2)(8)
 Net operating revenues.....  $153,513 $214,425 $122,065 $176,463 $299,411 $498,024 $760,997 $1,204,894
 Total operating expenses(3)
  ..........................   133,211  182,251  104,053  143,196  247,925  427,520  636,217  1,063,076
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Operating income ..........    20,302   32,174   18,012   33,267   51,486   70,504  124,780    141,818
 Interest expense, net(3) ..     1,549    7,851    3,838    6,831   11,801    9,559   25,039     77,733
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Income before income taxes,
  minority interests,
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.................    18,753   24,323   14,174   26,436   39,685   60,945   99,741     64,085
 Income taxes ..............     6,208    7,827    4,759    9,931   13,841   22,960   40,212     41,580
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Income before minority
  interests, extraordinary
  item and cumulative effect
  of change in accounting
  principle.................    12,545   16,496    9,415   16,505   25,844   37,985   59,529     22,505
 Minority interests in
  income of
  consolidated subsidiaries..    1,046    1,593      878    1,784    2,544    3,578    4,502      7,163
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Income before extraordinary
  item and cumulative effect
  of change in accounting
  principle ................  $ 11,499 $ 14,903 $  8,537 $ 14,721 $ 23,300 $ 34,407 $ 55,027 $   15,342
                              ======== ======== ======== ======== ======== ======== ======== ==========
 Income per share before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle(4)(5)...........           $   0.33 $   0.20 $   0.26 $   0.43 $   0.46 $   0.71 $     0.19
                                       ======== ======== ======== ======== ======== ======== ==========
                                                  Seven months
                                 Year ended           ended
                                   May 31,        December 31,           Year ended December 31,
                              ----------------- ----------------- -------------------------------------
                                1994     1995     1994     1995     1995     1996     1997      1998
Ratio of earnings to fixed
 charges(10)................    6.06     2.97     3.17     3.48     3.22     3.96     3.47      1.59

                               May 31,                      December 31,
                          -----------------    ---------------------------------------
                            1994     1995        1995     1996      1997       1998
                                               (in thousands)
Balance Sheet
 Data:(2)(9)
 Working capital........  $ 33,773 $ 42,918    $ 98,071 $184,975 $  199,754 $  385,078
 Total assets...........   103,628  218,081     338,866  665,221  1,278,235  1,915,581
 Long-term debt ........    17,531  115,522      96,979  233,126    723,782  1,225,781
 Mandatorily redeemable
  common stock(6).......              3,990
 Stockholders' equity...    65,391   61,749(7)  193,162  359,099    428,830    481,812

                                                   (See notes on following page)

--------
 (1) In 1995, we changed our fiscal year end to December 31 from May 31.

 (2) Our recapitalization in 1994 and subsequent acquisitions have had a significant impact on our capitalization and equity securities and on our results of operations. Consequently, the balance sheet data as of May 31, 1995 and as of December 31, 1995, 1996, 1997 and 1998 and the income statement data for the fiscal year ended May 31, 1995, for the seven months ended December 31, 1995, and the years ended December 31, 1996, 1997 and 1998 are not directly comparable to corresponding information as of prior dates and for prior periods, respectively.

 (3) General and administrative expenses for the fiscal year ended May 31, 1994 include overhead allocations by our former parent of $1,458,000 for the period June 1993 through February 1994. No overhead allocation was made for the period from March 1994 through our recapitalization in 1994 at which time we began to record general and administrative expenses as incurred on a stand-alone basis. General and administrative expenses for the fiscal year ended May 31, 1994 also reflect $458,000 in expenses relating to a terminated equity offering. During the first quarter of 1998 we recorded an expense of $79,435,000 for merger and related costs associated with the RTC merger and during the second quarter we recorded a charge in interest expense of $9,823,000 to terminate interest rate swap agreements on debt that were refinanced.

 (4) In December 1995, we recorded an extraordinary loss of $2,555,000, or $0.09 per share, net of tax, on the early extinguishment of debt. In July and September 1996, we recorded a combined extraordinary loss of $7,700,000 or $0.10 per share net of tax, on the early extinguishment of debt. At the time of our merger with RTC we paid off their existing revolving credit agreement and the remaining unamortized deferred financing costs, net of tax, of $2,812,000 or approximately $0.04 per share, was included as an extraordinary loss in 1998. In April 1998 we replaced our existing $1.05 billion credit facilities with a combined total of $1.35 billion in two senior credit facilities. As a result of this refinancing, the remaining net deferred financing costs, net of tax, of $9,932,000 or approximately $0.12 per share, was included as an extraordinary loss in 1998. See Note 8 of our consolidated financial statements.

     In the first quarter of 1998 we adopted Statement of Position No. 98-5, Reporting on the Costs for Start-up Activities, or SOP 98-5, which requires that pre-opening and organization costs previously treated as deferred costs should be expensed as incurred. As a result all existing remaining unamortized deferred pre-opening and organizational costs was taken as a charge, net of tax, of $6,896,000 or approximately $0.08 per share, as a cumulative effect of a change in accounting principle. See our consolidated financial statements and related notes.

 (5) See additional income per share information in our consolidated statements of income.

 (6) Mandatorily redeemable common stock represents shares of common stock issued in certain acquisitions subject to put options that terminated upon the completion of our initial public offering.

 (7) In connection with our recapitalization in 1994, we paid a special dividend to Tenet Healthcare Corporation, or Tenet, of $81.7 million, including $75.5 million in cash.

 (8) The consolidated income statement data combine our results of operations for the years ended May 31, 1994 and 1995, the seven months ended December 31, 1994 and 1995 and the years ended December 31, 1995, 1996 and 1997 with RTC's results of operations for the years ended December 31, 1993 and 1994, the six months ended December 31, 1994 and 1995 and the years ended December 31, 1995, 1996 and 1997, respectively.

 (9) The consolidated balance sheet data combines our balance sheet as of May 31, 1994 and 1995 and December 31, 1995, 1996 and 1997 with RTC's balance sheet as of December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

(10) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. Earnings is defined as pretax income from continuing operations adjusted by adding fixed charges and excluding interest capitalized during the period. Fixed charges means the total of interest expense and amortization of financing costs and the estimated interest component of rental expense on operating leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Form 10-K.

Background

  Our wholly-owned subsidiary TRC, formerly Medical Ambulatory Care, Inc., was organized in 1979 by Tenet, formerly National Medical Enterprises, Inc., to own and operate Tenet's hospital-based dialysis services as freestanding dialysis facilities and to acquire and develop additional dialysis facilities in Tenet's markets. TRCH was organized to facilitate the 1994 sale by Tenet of approximately 75% of its ownership interest to DLJ Merchant Banking Partners, L.P., or DLJMB, and certain of its affiliates, our management and certain holders of our debt securities.

  In connection with our recapitalization in 1994, we paid a special dividend to Tenet out of the net proceeds from (a) the issuance of units consisting of $100 million in principal amount at maturity of 12% senior subordinated discount notes due 2004, which were issued at approximately 70% of par, and 1,000,000 shares of common stock and (b) borrowing under TRC's revolving credit facility. We raised additional capital to fund the continuation of our growth strategy through an initial public offering, or IPO, in October 1995 in which we raised gross proceeds of $107 million. Concurrent with the IPO, we listed our common stock on the New York Stock Exchange under the symbol "TRL." Subsequent to the IPO, we changed our fiscal year end from May 31 to December 31.

  We raised additional capital to further our growth strategy with two secondary stock offerings in April and October of 1996 which raised gross proceeds to us of approximately $135 million. In October of 1996 we increased our credit facility from $130 million to $400 million. With the proceeds from the IPO, the April 1996 secondary offering and the credit facility, we were able to complete the early retirement of the discount notes. In October 1997 and April 1998, we increased our credit facility to an aggregate of $1.05 billion and $1.35 billion respectively in two bank facilities. In November 1998, we sold $345 million of our 7% convertible subordinated notes.

  Following our recapitalization in 1994, we implemented a focused strategy to increase net operating revenues per treatment and improve operating income margins. We have significantly increased per-treatment revenues through improved pricing, the addition of in-house clinical laboratory services, increased utilization of ancillary services and the addition of in-house pharmacy services and other ancillary programs. To improve operating income, we began a systematic review of our vendor relations leading to the renegotiation of a number of supply contracts and insurance arrangements that reduced operating expenses. In addition, we have focused on improving facility operating efficiencies and leveraging corporate and regional management. These improvements have been offset in part by increased amortization of goodwill and other intangible assets relating to our acquisitions (all of which have been accounted for as purchase transactions, except the merger with RTC) and start-up expenses related to de novo developments.

  On February 27, 1998, we acquired RTC in a stock for stock transaction valued at approximately $1.3 billion. The transaction was accounted for as a pooling of interests. Accordingly, our consolidated financial statements have been restated to include RTC for all periods presented.

Net operating revenues

  Net operating revenues are derived primarily from four sources: (a) outpatient facility hemodialysis services; (b) ancillary services, including EPO administration and other intravenous pharmaceuticals, clinical laboratory services, oral pharmaceutical products and other ancillary services; (c) home dialysis services and related products; (d) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals; and
(e) international operations. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. Our dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 33 months of treatment as mandated by law. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals. For the years ended December 31, 1996, December 31, 1997 and December 31, 1998, approximately 60%, 56% and 51%, respectively, and 4%, 5% and 4%, respectively of our net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively. For more information, see the subheading "Sources of revenue reimbursement" under "Item 1. Business."

Quarterly results of operations

  The following table sets forth selected unaudited quarterly financial and operating information for each of the last two calendar years:

                                                                   Quarters ended
                           ----------------------------------------------------------------------------------------
                           March 31,  June 30,  September 30, December 31, March 31,       June 30,   September 30,
                             1997       1997        1997          1997        1998           1998         1998
                           ---------  --------  ------------- ------------ ---------       --------   -------------
                                          (dollars in thousands, except per share and per treatment data)
Net operating revenues..   $157,937   $179,715    $197,749     $  225,596  $  258,749     $  288,350   $  318,585
Facility operating
 expenses...............    107,728    121,373     131,670        150,219     166,995        183,324      200,925
General and
 administrative
 expenses...............      9,916     12,120      13,208         14,855      16,910         17,605       18,274
Operating income
 (loss)(1)..............     24,596     28,694      33,287         38,203     (30,948)        56,837       66,184
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     11,788     13,470      14,632         15,137     (46,088)        17,839       27,381
Income per share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle(3)...........   $   0.15   $   0.17    $   0.18     $     0.19  $    (0.59)    $     0.22   $     0.33
Outpatient facilities...        267        316         337            380         391            423          477
Treatments..............    691,406    803,035     894,067      1,003,163   1,099,627      1,186,597    1,283,734
Net operating revenues
 per treatment..........   $    228   $    224    $    221     $      225  $      235     $      243   $      248
Operating income margin..      15.6%      16.0%       16.8%          16.9%       18.7%(2)       19.7%        20.8%
                           December 31,
                               1998
                           ------------
Net operating revenues..    $  339,210
Facility operating
 expenses...............       221,422
General and
 administrative
 expenses...............        23,040
Operating income
 (loss)(1)..............        49,745
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............        16,210
Income per share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle(3)...........    $     0.20
Outpatient facilities...           508
Treatments..............     1,342,386
Net operating revenues
 per treatment..........    $      253
Operating income margin..         14.5%(2)

--------
(1)The reconciliation between the operating income before merger costs and operating income included in the quarterly results of operations is presented below:

                                                               Quarters ended
                         -------------------------------------------------------------------------------------------
                         March 31, June 30, September 30, December 31, March 31, June 30, September 30, December 31,
                           1997      1997       1997          1997       1998      1998       1998          1998
                         --------- -------- ------------- ------------ --------- -------- ------------- ------------
                                                           (dollars in thousands)
Operating income before
 merger costs...........  24,596    28,694     33,287        38,203      48,487   56,837     66 ,184       48,498
Merger costs............                                                (79,435)                            1,247
Operating income
 (loss).................  24,596    28,694     33,287        38,203     (30,948)  56,837      66,184       49,475

(2) Operating income margin is presented prior to the merger with RTC and related costs of $79,435,000 for the quarter ended March 31, 1998 and reduction of cost of $1,247,000 in the quarter ended December 31, 1998.

(3) See additional income per share information in Note 16 to our consolidated financial statements.

  Utilization of our services generally is not subject to material seasonal fluctuations. The quarterly variations shown above reflect the impact of increasing labor costs and decreasing margins related to the corresponding costs of providing services and amortization of intangibles from acquired facilities.

Results of operations

  The following table sets forth for the periods indicated selected information expressed as a percentage of net operating revenues for such periods:

                                                              Years ended
                                                             December 31,
                                                           -------------------
                                                           1996   1997   1998
   Net operating revenues................................  100.0% 100.0% 100.0%
   Facility operating expenses...........................   69.1   67.1   64.1
   General and administrative expenses...................    6.5    6.6    6.3
   Provision for doubtful accounts.......................    3.2    2.7    3.7
   Depreciation and amortization.........................    6.5    7.2    7.6
   Merger expenses.......................................    0.6           6.5
   Operating income......................................   14.2   16.4   11.8
   Interest expense......................................    2.7    3.7    6.0
   Interest rate swap-early termination costs............                  0.8
   Interest income.......................................    0.8    0.4    0.4
   Income taxes..........................................    4.6    5.3    3.5
   Minority interests....................................    0.7    0.6    0.6
   Income before extraordinary item and cumulative effect
    of change in accounting principle....................    6.9    7.2    1.3

Year ended December 31, 1998 compared to year ended December 31, 1997

  Net operating revenues. Net operating revenues consist primarily of dialysis and ancillary fees from patient treatments and reflect the amounts expected to be realized from governmental third-party payors, patients, hospitals and others for services provided. Net operating revenues increased $443,897,000 to $1,204,894,000 for the year ended December 31, 1998 from $760,997,000 for the year ended December 31, 1997, representing a 58.3% increase. Of this increase, $341,197,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remaining increase of $102,700,000 resulted from an increase in net operating revenues per treatment which increased from $224.37 in 1997 to $245.28 in 1998. The increase in net operating revenues per treatment was attributable to increased ancillary services utilization of $44,581,000, primarily in the administration of EPO of $36,147,000, the overall impact of a rate increase of $32,090,000, $21,912,000 resulting from an increase in the number of services reimbursed by private payors, who pay at higher rates, stemming from HCFA's extension of private payor primary reimbursement obligations for an additional twelve-month period, and expanded laboratory services extended to former RTC facilities of $4,117,000.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $261,676,000 to $772,666,000 in 1998 from $510,990,000 in 1997 and as a percentage of net operating revenues, facility operating expenses decreased to 64.1% in 1998 from 67.1% in 1997. This decrease primarily was due to decreases in labor and pharmaceutical costs as a percentage of revenues partially offset by an increase in other facility expenses, consisting primarily of rent and medical director fees.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $25,730,000 to $75,829,000 in 1998 from $50,099,000 in 1997, and as a percentage of net operating revenues, general and administrative expenses decreased to 6.3% for 1998 from 6.6% in 1997. The decrease of 0.3% of net operating revenues, or approximately $3,493,000, is a result of the elimination of duplicate corporate staff and efficiencies achieved from the RTC merger of $4,100,000 and revenue growth and economies of scale achieved by the leveraging of corporate staff across a higher revenue base of $2,693,000, offset by bonus payments of $3,300,000 made in connection with our merger with RTC.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $23,840,000 to $44,365,000 in 1998 from $20,525,000 in 1997. As a percentage of net operating revenues, the provision for doubtful accounts increased to 3.7% in 1998 from 2.7% in 1997. This increase was primarily due to an additional allowance of $11,500,000, taken in the fourth quarter of 1998, as a result of the most recent analysis of the remaining RTC accounts receivable that were on the books as of December 31, 1997. The provision for doubtful accounts, as a percentage of net operating revenues for 1998, before considering the additional RTC allowance, was 2.7%.

  Depreciation and amortization. Depreciation and amortization increased $37,425,000 to $92,028,000 in 1998 from $54,603,000 in 1997, and as a percentage of net operating revenues, depreciation and amortization increased to 7.6% in 1998 from 7.2% in 1997. This increase primarily was attributable to accelerated depreciation associated with certain incompatible and duplicative software as a result of the merger with RTC. For systems identified to be abandoned, the remaining net book value, less depreciation to the expected date of abandonment, which amounted to approximately $5,900,000, was charged to merger and related costs.

  Merger and related expenses.

  Merger and related costs recorded during 1998 include transaction costs associated with certain integration activities, and costs of employee severance and amounts due under employment agreements and other compensation programs.

  A summary of merger and related costs and accrual activity through December 31, 1998 is as follows:

                          Direct Transaction  Severance and   Costs to Integrate
                                Costs        Employment Costs     Operations        Total
                          ------------------ ---------------- ------------------ ------------
Initial expense.........     $21,580,000       $ 41,960,000      $15,895,000     $ 79,435,000
Amounts utilized--1st
 quarter 1998...........      (7,771,000)       (35,304,000)      (9,474,000)     (52,549,000)
                             -----------       ------------      -----------     ------------
Accrual, March 31,
 1998...................      13,809,000          6,656,000        6,421,000       26,886,000
Amounts utilized--2nd
 quarter 1998...........      (5,109,000)        (1,096,000)      (2,427,000)      (8,632,000)
                             -----------       ------------      -----------     ------------
Accrual, June 30, 1998..       8,700,000          5,560,000        3,994,000       18,254,000
Amounts utilized--3rd
 quarter 1998...........        (837,000)          (458,000)      (1,048,000)      (2,343,000)
                             -----------       ------------      -----------     ------------
Accrual, September 30,
 1998...................       7,863,000          5,102,000        2,946,000       15,911,000
Adjustment of
 estimates..............       1,305,000           (959,000)      (1,593,000)      (1,247,000)
Amounts utilized--4th
 quarter 1998...........      (9,168,000)          (543,000)        (188,000)      (9,899,000)
                             -----------       ------------      -----------     ------------
Accrual, December 31,
 1998...................     $       --        $  3,600,000      $ 1,165,000     $  4,765,000
                             ===========       ============      ===========     ============

  Direct transaction costs consist primarily of investment banking fees, legal and accounting costs and other costs, including the costs of consultants, printing and registration, which were incurred by both TRCH and RTC in connection with the merger. During the fourth quarter we concluded negotiations pertaining to the amount of certain of these fees and subsequently we paid these amounts.

Severance and employment costs were incurred for the following:

  . Severance pay. The RTC merger constituted a constructive termination of employment under various preexisting employment contracts with RTC officers. Terminated RTC officers were entitled to severance payments and tax gross-up payments of approximately $6,500,000. In addition, approximately 80 employees of RTC were informed that their positions would be eliminated. Most of these employees were formerly located in RTC's administrative office and a laboratory under development. The terminations were structured over the integration period, which continued through the end of 1998. The accrued severance payments to these employees amounted to approximately $1,600,000. The remaining balance of severance costs of $600,000 was paid in the first quarter of 1999 and tax gross up payments of approximately $3,000,000 are expected to be paid in the second quarter of 1999.

  . Option exercises. Pre-existing terms of RTC stock option grants permitted the exercise of options by tender of RTC shares. Some of the RTC shares tendered had been held for less than six months by the option holders and, as required by Emerging Issues Task Force Issue 84-18, we recognized a noncash expense of approximately $16,000,000 equal to the difference between the exercise price of the options and the market value of the stock on the date of exercise. We also incurred approximately $600,000 of payroll tax related to the exercise of nonqualified stock options.

  . Bonuses. RTC and TRCH each awarded special bonuses as a result of the merger, paid in the first quarter in 1998, for which approximately $16,300,000 was included in merger and related costs.

  In connection with the RTC merger, we developed a plan which included initiatives to integrate the operations of TRCH and RTC, eliminate duplicative overhead, facilities and systems and improve service delivery. These integration activities were commenced during the first quarter of 1998 and are expected to be substantially completed by approximately July 1, 1999.

  We eliminated the following RTC departments: human resources, managed care, laboratory, and all finance functions, with the exception of patient accounting. The finance functions eliminated included payroll, financial reporting and analysis, budgeting, general ledger, accounts payable, and tax functions. The RTC human resources and managed care departments were discontinued in Berwyn, Pennsylvania and consolidated with our respective departments in our Torrance, California headquarters as of September 30, 1998. All finance functions, with the exception of patient accounting, were consolidated into our Tacoma, Washington business office as of December 31, 1998. RTC's laboratory, located in Las Vegas, Nevada, was closed prior to its commencement of operation. All laboratory functions were consolidated into our laboratories in Minnesota and Florida in February 1998.

  Costs to integrate operations included the following:

  . Laboratory restructuring. As part of our merger integration plan, we decided to restructure our laboratories. To optimize post-merger operations, we terminated a long-term management services agreement with a third party that provided full laboratory management on a contract basis. The termination fee of approximately $3,800,000 was negotiated in the first quarter of 1998. We also immediately halted development of RTC's new laboratory, which was not required for post-merger operations. The RTC laboratory, which was being developed in leased space, is now vacant and a new sublessee is being sought. As a result of this decision, previously capitalized leasehold improvements of $2,600,000 were expensed. Additionally, merger and related costs include approximately $1,000,000 of pre-opening start up costs incurred during the first quarter of 1998 relating to the terminated RTC laboratory and $1,500,000 of remaining lease payments. The accrual for lease payments was not offset by any anticipated sublease income. No such income has been received to date and the remaining balance of this accrual at December 31, 1998 was approximately $1,165,000.

  . Initial merger costs. Approximately $5,400,000 was expensed for integration activities which occurred at the time of the merger. These costs include a special training program held in March 1998 and attended by many TRCH and RTC employees, merger related travel costs, consultant costs and other costs attributed to the merger.

  The expected savings to be achieved from the elimination of general and administrative expenses will come in the form of reduced compensation in the future as follows:

                                                             1998       1999
                                                          ---------- ----------
   Executive management.................................. $2,305,000 $2,766,000
   Finance and accounting................................    631,000  1,285,000
   Human resources, facility operations and other........    107,000    490,000
   Laboratory closing....................................  1,069,000  1,283,000
                                                          ---------- ----------
   Total savings......................................... $4,112,000 $5,824,000
                                                          ========== ==========

  No assurance can be given that we will achieve these savings.

  Additionally, as the merger has resulted in approximately $67,000,000 of non-recurring cash expenses, there will be an ongoing impact to interest expense of approximately $5,000,000 per year.

  Operating income. Operating income increased $17,038,000 to $141,818,000 in 1998 from $124,780,000 in 1997. As a percentage of net operating revenues, operating income decreased to 11.8% in 1998 from 16.4% in 1997. This decrease was due to the costs associated with the RTC merger. Operating income before the merger costs increased to 18.3%, as a percentage of net operating revenues, in 1998. This increase primarily was due to increased revenues, and a general decrease in operating costs partially offset by the additional provision for doubtful accounts recorded in the fourth quarter.

  Interest expense. Interest expense increased $44,590,000 to $72,804,000 in 1998 from $28,214,000 in 1997, and as a percentage of net operating revenues, interest expense was 6.0% in 1998 and 3.7% in 1997. The increase in interest expense primarily was due to an increase in borrowings made under our credit facilities to fund acquisitions.

  Interest rate swap-early termination costs. In conjunction with the refinancing of our credit facilities, two existing forward interest rate swap agreements were canceled in April 1998. The early termination costs associated with the cancellation of those swaps was $9,823,000.

  Interest income. Interest income is generated as a result of the short-term investment of surplus cash from operations and excess proceeds from borrowings under our credit facilities. Interest income increased $1,719,000 to $4,894,000 in 1998 from $3,175,000 in 1997. As a percentage of net operating revenues, interest income remained at 0.4% for both years.

  Provision for income taxes. Provision for income taxes increased $1,368,000 to $41,580,000 in 1998 from $40,212,000 in 1997. The effective income tax rate after minority interests increased to 73.1% in 1998 from 42.2% in 1997. The overall increase in the effective tax rate primarily reflects non-deductible merger and related expenses consisting of certain compensation costs and stock issuance costs of $36,000,000 as well as non-deductible goodwill associated with other acquired businesses. Before the non-deductible merger charges, the effective tax rate after minority interests declined to 39.8% in 1998 from 42.2% in 1997 primarily due to the restructuring of our business in Argentina to increase our consolidated tax deductible income by increasing equity and reducing debt in Argentina.

  Minority interests. Minority interests represent the pretax income earned by minority partners who directly or indirectly own minority interests in our partnership affiliates and the net income in certain of our corporate subsidiaries. Minority interests increased $2,661,000 to $7,163,000 in 1998 from $4,502,000 in 1997, and as a percentage of net operating revenues, minority interest amounted to 0.6% for both years.

  Extraordinary item. On February 27, 1998, in conjunction with our merger with RTC, we terminated RTC's revolving credit agreement and recorded all of the remaining unamortized deferred financing costs as an extraordinary loss of $2,812,000, net of income tax effect. In April 1998, in conjunction with replacing our senior credit facilities, we also recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $9,932,000, net of income tax effect.

  Cumulative effect of change in accounting principle. Effective January 1, 1998, we adopted SOP 98-5. SOP 98-5 requires that pre-opening and organizational costs incurred in conjunction with pre-opening activities associated with our de novo facilities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. In connection with this adoption, we recorded a charge of $6,896,000, net of income tax effect, as a cumulative effect of change in accounting principle.

 Year ended December 31, 1997 compared to year ended December 31, 1996

  Net operating revenues. Net operating revenues increased $262,973,000 to $760,997,000 for the year ended December 31, 1997 from $498,024,000 for the year ended December 31, 1996 representing a 52.8% increase. Of this increase, $257,113,000 was due to increased treatments from acquisitions, existing facility growth and de novo developments. The remainder was due to an increase in net operating revenues per treatment which were $224.37 in 1997 compared to $222.64 in 1996. The increase in net operating revenues per treatment was due to increases in ancillary services utilization and in affiliated and unaffiliated facility management fees.

  Facility operating expenses. Facility operating expenses increased $166,810,000 to $510,990,000 in 1997 from $344,180,000 in 1996 and as a percentage of net operating revenues, facility operating expenses decreased to 67.1% in 1997 from 69.1% in 1996. This decrease primarily was due to improvements in labor and pharmaceutical costs as a percentage of revenues partially offset by an increase in other facility expenses, consisting primarily of rent and medical director fees. In December 1996, we implemented our Best Demonstrated Practices Program which focuses primarily upon deriving efficiencies in labor and supply costs.

  General and administrative expenses. General and administrative expenses increased $17,749,000 to $50,099,000 in 1997 from $32,350,000 in 1996, and as a percentage of net operating revenues, general and administrative expenses increased to 6.6% for 1997 from 6.5% in 1996. The increase was due to additional corporate labor resources added to further our growth via acquisitions proportionately in excess of revenue growth.

  Provision for doubtful accounts. The provision for doubtful accounts increased $4,788,000 to $20,525,000 in 1997 from $15,737,000 in 1996. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 2.7% in 1997 from 3.2% in 1996, due to better management of the collection process for patient secondary balances remaining after Medicare, as the primary payor, had paid 80% of the claim.

  Depreciation and amortization. Depreciation and amortization increased $22,158,000 to $54,603,000 in 1997 from $32,445,000 in 1996, and as a percentage of net operating revenues, depreciation and amortization increased to 7.2% in 1997 from 6.5% in 1996. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

  Merger expenses. Merger expenses include investment banking, legal, accounting and other fees and expenses. There were no merger expenses in 1997, as compared to $2,808,000 in 1996. In 1996, merger expenses were incurred as a result of the mergers by RTC which were completed during 1996 and were accounted for under the pooling-of-interests method of accounting.

  Operating income. Operating income increased $54,276,000 to $124,780,000 in 1997 from $70,504,000 in 1996, and as a percentage of net operating revenues, operating income increased to 16.4% in 1997 from 14.2% in 1996. This increase in operating income as a percentage of net operating revenues reflected a decrease in facility operating costs and the provision for doubtful accounts offset by an increase in general and administrative expenses and depreciation and amortization.

  Interest expense. Interest expense increased $14,797,000 to $28,214,000 in 1997 from $13,417,000 in 1996, and as a percentage of net operating revenues, interest expense was 3.7% in 1997 and 2.7% in 1996. The increase in interest expense primarily was due to an increase in borrowings made under our credit facilities to fund acquisitions.

  Interest Income. Interest income decreased $683,000 to $3,175,000 in 1997 from $3,858,000 in 1996. This decrease was due to the timing of cash receipts and additional borrowings and the use of those funds for acquisitions. As a percentage of net operating revenues, interest income decreased to 0.4% from 0.8% in 1996.

  Provision for income taxes. Provision for income taxes increased $17,252,000 to $40,212,000 in 1997 from $22,960,000 in 1996, and the effective income tax rate after minority interests increased to 42.2% in 1997 from 40.0% in 1996. The overall increase in the effective tax rate primarily reflected non-deductible goodwill associated with stock acquired, and to foreign net operating losses, for which no benefit was recognized during 1997, from businesses in Argentina.

  Minority interests. Minority interests increased $924,000 to $4,502,000 in 1997 from $3,578,000 in 1996, and as a percentage of net operating revenues, minority interest decreased to 0.6% in 1997 from 0.7% in 1996. This decrease in minority interest as a percentage of net operating revenues was a result of a relative proportionate decrease in the formation of partnership affiliates and subsidiaries as a percentage of total new acquisitions.

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments and equipment purchases. Net cash provided by operating activities was $17.6 million for the year ended December 31, 1998 and net cash provided by operating activities was $26.7 million for the year ended December 31, 1997. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest, the provision for doubtful accounts, cumulative change in accounting principle, and extraordinary loss, and adjusted by changes in components of working capital, primarily accounts receivable, and accrued merger and related expenses in 1998. Accounts receivable, before allowance for doubtful accounts, increased during 1998 by $200.3 million, of which approximately $140.6 million was due to the increase in our revenues; $23.7 million was due to a build up of accounts receivable with governmental payors which occurs while these payors process a change of ownership for facilities newly acquired by us, a process that typically can take from three to twelve months; approximately $11.0 million was due to a payment suspension imposed on our Florida-based laboratory by its Medicare carrier; and approximately $9.2 million was due to the change in patient mix toward commercial insurance from Medicare because of the changes in Medicare secondary payor extension, resulting in a longer period for receiving reimbursement because commercial insurance carriers generally process claims less quickly than Medicare.The remaining $15.8 million was due to unresolved collections on accounts primarily attributable to third party private payors. Additionally, the allowance for doubtful accounts increased by $31.2 million, including $11.5 million related to RTC receivables deemed uncollectible at year end.

  Net cash used in investing activities was $475.1 million in 1998 and $526.2 million in 1997. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $492.8 million for 1998 and $484.3 million in 1997 primarily consisting of borrowings from our credit facilities and the proceeds from our 7% convertible subordinated notes offering. As of December 31, 1998, we had working capital of $385.1 million, including cash of $41.5 million.

  We believe that we will have sufficient liquidity to fund our debt service obligations and our growth strategy over the next 12 months.

 Expansion

  Our strategy is to continue to expand our operations both through the development of de novo facilities and through acquisitions. The development of a typical facility generally requires $1.0 million to $1.2 million for initial construction and equipment and $0.2 million to $0.3 million for working capital. Based on our experience, a de novo facility typically achieves operating profitability, before depreciation and amortization, by the 9th to 18th month of operation. However, the period of time for a de novo facility to break even depends on many factors which can vary significantly from facility to facility, and, therefore, our past experience may not be indicative of the performance of future developed facilities. In 1998, we developed 27 new facilities, three of which we manage, and we expect to develop approximately 40 additional new facilities in 1999. We anticipate that our aggregate capital requirements for purchases of equipment and leasehold improvements for facilities, including de novo facilities, will be approximately $75.0 to $100.0 million for 1999.

  During 1998, we paid cash of approximately $338.2 million for a pharmacy, minority interests in certain of our partnerships and 76 facilities. The operations of six of these facilities were not included in our consolidated financial statements until January 1, 1999. Since December 31, 1998, we have acquired 17 additional facilities for approximately $44.6 million.

 Credit facilities

  In April 1998, we replaced our $1.05 billion bank credit facilities with an aggregate of $1.35 billion in two senior bank facilities. The credit facilities consist of a seven-year $950.0 million revolving senior credit facility maturing on March 31, 2005 and a ten-year $400.0 million senior term facility maturing on March 31, 2008. As of December 31, 1998 the outstanding principal amount outstanding under the revolving facility was $353.6 million and under the term facility was $396.0 million. The term facility requires annual principal payments of $4.0 million, with the $360.0 million balance due on maturity. Therefore, we had $596.4 million available for borrowing under the revolving facility.

  The credit facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date hereof, we are in compliance with all such covenants.

 Interest rate swaps

  During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements with a combined notional amount of $800.0 million. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holder's option from one to seven years. The underlying blended interest rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. Currently, the effective interest rate for these swaps is 6.90%.

 Subordinated notes

  The $125.0 million outstanding 5 5/8% convertible subordinated notes due 2006 issued by RTC bear interest at the rate of 5 5/8%, payable semi-annually and require no principal payments until 2006. The 5 5/8% notes are convertible into shares of our common stock at an effective conversion price of $25.62 per share and are redeemable by us beginning in July 1999.

  In November we issued 7% convertible subordinated notes due 2009 in the aggregate principal amount of $345.0 million. The 7% notes are convertible at any time, in whole or in part, into shares of our common stock at a conversion price of $32.81 and will be redeemable after November 16, 2001. We used the net proceeds from the sale of the 7% notes to pay down debt under the revolving facility, which may be reborrowed.

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

  Software applications and hardware. Each component of our software application portfolio, or SAP, must be examined with respect to its ability to properly handle dates in the next millennium. As part of our software assessment plan, key users will test each and every component of our SAP. These tests will be constructed to make sure each component operates properly with the system date advanced to the next millennium.

  The major phases of our software assessment plan are as follows:

  . Complete SAP inventory;

  . Implement Y2K compliant software as necessary;

  . Analyze which computers have Y2K problems and the cost to repair;

  . Test all vendors' representations; and

  . Fix any computer-specific problems.

  Our billing and accounts receivable software is known to have a significant Y2K problem. We have already addressed this issue by obtaining a new, Y2K compliant version of this software. We expect to complete conversion to this Y2K compliant version by the end of the third quarter of 1999.

  Operating systems. We are also reviewing our operating systems to assess possible Y2K exposure. We use several different network operating systems, or NOS, for multi-user access to the software that resides on the respective servers. Each NOS must be examined with respect to its ability to properly handle dates in the next millennium. Key users will test each component of our SAP with a compliant version of the NOS. One level beneath the NOS is a special piece of software that comes into play when the computer is "booted" that potentially has a Y2K problem and that is the basic input output system software, or BIOS. The BIOS takes the date from the system clock and uses it in passing the date to the NOS which in turn passes the date to the desktop operating system. The system clock poses another problem in that some system clocks were only capable of storing a two-digit year while other computer clocks stored a four-digit year. This issue affects each and every computer we have purchased. To remedy these problems, we plan to inventory all computer hardware using a Y2K utility program to determine whether we have a BIOS or a system clock problem. We then intend to perform a BIOS upgrade or perform a processor upgrade to a Y2K compliant processor.

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

  All of our biomedical devices, including dialysis machines that have a computer chip in them will be checked thoroughly for Y2K compliance. We have contacted or will contact each of the vendors of the equipment we use and ask them to provide us with documentation regarding Y2K compliance. Where it is technically and financially feasible without jeopardizing any warranties, we will test our equipment by advancing the clock to a date in the next millennium.

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

  . Adopting/modifying emergency treatment orders and rationing plans with our medical directors to provide patient safety; and

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

  Although we currently are not aware of any material operational issues associated with preparing our internal computer systems, facilities and equipment for Y2K, we cannot assure you, due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues, that we will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in our or third party systems or by our failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. The impact of such consequences could have a material adverse effect on our business, financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

  The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected, contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                Expected Maturity Date
                          ---------------------------------------
                                                           There-           Fair
                          1999   2000  2001   2002  2003   after   Total   Value
                                            (in millions)
Liabilities
Long-term debt..........
 Fixed rate ............                                   $ 470   $ 470  $    469
 Average interest rate..                                     6.6%    6.6%
 Variable rate..........  $  22  $ 11  $  95  $153  $ 242  $ 255   $ 778  $    778
 Average interest rate..   6.88% 6.88%  6.88% 6.88%  6.88%  6.88%   6.88%
                                Expected Maturity Date
                          ---------------------------------------
                                                           There-           Fair
                          1999   2000  2001   2002  2003   after   Total   Value
                                            (in millions)
Interest rate
 derivatives
Interest rate swaps.....
 Variable to fixed......               $ 100        $ 100  $ 600   $ 800  $(32,310)
 Average pay rate.......                5.52%        5.51%  5.69%   5.64%
 Average receive rate...                5.25%        5.25%  5.35%   5.32%

  Our swaps have a one-time call provision for our counterparty at varying times based upon the maturity of the underlying swaps as follows:

                                         Notional
       Swap Maturity      Call Provision  Amount
       -------------      -------------- --------
       Ten-year swaps:      Seven-year     $200
                            Five-year       200
       Seven-year swaps:    Four-year       100
                            Three-year      100
       Five-year swaps:     Two-year        100
       Three-year swaps:    One-year        100
                                           ----
                                           $800
                                           ====

Exchange rate sensitivity

  We have foreign operations in Argentina, Germany, Italy and the United Kingdom. Because the Argentine Peso trades evenly with the U.S. dollar and because our operations in Germany, Italy and the United Kingdom are new and relatively small, we have not experienced significant foreign exchange rate risk. Through December 31, 1998, we have not utilized any derivative financial instruments to manage foreign exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

  See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning members of our board of directors

  The following table sets forth certain information concerning members of our board of directors as of December 31, 1998:

         Name         Age                     Position
                          Chairman of the Board, Chief Executive Officer,
 Victor M.G. Chaltiel  57 President and Director
 Maris Andersons       62 Director
 Peter T. Grauer       53 Director
 Regina E. Herzlinger  55 Director
 Shaul G. Massry       68 Director

  Victor M.G. Chaltiel has been our Chairman, CEO and President and one of our directors since August 1994. Mr. Chaltiel served as President and CEO of Abbey Healthcare Group, Inc., or Abbey, from November 1993 to February 1994 and prior thereto as Chairman, CEO and President of Total Pharmaceutical Care, Inc., or TPC, from March 1989 to November 1993, when Abbey completed its acquisition of TPC. From May 1985 to October 1988, Mr. Chaltiel served as President, Chief Operating Officer and a director of Salick Health Care, Inc., a publicly-held company focusing on the development of outpatient cancer and dialysis treatment centers. Mr. Chaltiel served in a consulting capacity with Salick Health Care, Inc. from October 1988 until he joined TPC. Prior to May 1985, Mr. Chaltiel was associated with Baxter International, Inc., or Baxter, for 18 years in numerous corporate and divisional management positions, including Corporate Group Vice President with responsibility for the International Group and five domestic divisions with combined revenue in excess of $1 billion, President of Baxter's Artificial Organs Division, Vice President of its International Division, Area Managing Director for Europe and President of its French operations. While at Baxter, Mr. Chaltiel was instrumental in the development and successful worldwide commercialization of Continuous Ambulatory Peritoneal Dialysis, currently the most common mode of home dialysis.

  Maris Andersons has been one of our directors since August 1994. Mr. Andersons was a Senior Vice President and Senior Advisor, Corporate Finance, of Tenet Healthcare Corporation, or Tenet, until his retirement in 1997. Mr. Andersons also has held various senior executive offices with Tenet since 1976. Prior to joining Tenet, Mr. Andersons served as a Vice President of Bank of America.

  Peter T. Grauer has been one of our directors since August 1994. Mr. Grauer has been a Managing Director of DLJ Merchant Banking, Inc., or DLJMB, since September 1992. From April 1989 to September 1992, he was a Co-Chairman of Grauer & Wheat, Inc., an investment firm specializing in leveraged buyouts. Prior thereto Mr. Grauer was a Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Grauer is a director of Ameriserv Food Distribution, Inc., DecisionOne Holdings Corporation, Doane Pet Care Enterprises, Inc., Formica Corporation, Nebco Evans Holding Co., and Thermadyne Holdings Corporation.

  Regina E. Herzlinger has been one of our directors since July 1997. Ms. Herzlinger, the Nancy R. McPherson Professor of Business Administration Chair at the Harvard Business School, has been a member of the faculty at the Harvard Business School since 1971. Ms. Herzlinger is a director of C.R. Bard, Inc., Cardinal Health, Inc., Deere & Company, and Schering-Plough Corporation.

  Shaul G. Massry has been one of our directors since April 1997. Dr. Massry has been a Professor of Medicine, Physiology and Biophysics and Chief, Division of Nephrology, at the University of Southern California School of Medicine since 1974. Dr. Massry served as the president of the National Kidney Foundation from 1990 through 1992.

  No arrangement or understanding exists between any director and any other person or persons pursuant to which any director was or is to be selected as a director other than pursuant to the shareholders agreement described in "Item
13. Certain Relationships and Related Transactions." None of the directors has any family relationship among themselves or with any of our executive officers. Each director is elected to hold office until the next annual meeting of stockholders and until his or her respective successor is elected and qualified.

Information concerning our executive officers

  The following table sets forth certain information concerning our executive officers as of December 31, 1998:

                Name                Age                Position
 Victor M.G. Chaltiel.............   57 Chairman of the Board, Chief Executive
                                         Officer, President and Director
 Leonard W. Frie..................   52 Executive Vice President and Chief
                                         Operations Officer, West
 Barry C. Cosgrove................   41 Senior Vice President, General Counsel
                                         and Secretary
 John E. King.....................   38 Senior Vice President, Finance and
                                         Chief Financial Officer
 Stan M. Lindenfeld...............   51 Senior Vice President, Quality
                                         Management and Chief Medical Officer

  Our executive officers are elected by and serve at the discretion of our board of directors. Set forth below is a brief description of the business experience of all executive officers other than Mr. Chaltiel, who is also a director. See "Information concerning members of the board of directors."

  Leonard W. Frie has been our Executive Vice President and Chief Operations Officer, West since August 1994. Mr. Frie was our President from April 1994 through August 1994. Prior thereto, Mr. Frie served as President of Medical Ambulatory Care, Inc. and its subsidiaries since 1984.

  Barry C. Cosgrove was promoted to Senior Vice President in October 1998 from Vice President, a position he held since August 1994. Mr. Cosgrove is also our General Counsel and Secretary, positions he has held since August 1994. Prior to joining us, from May 1991 to April 1994, Mr. Cosgrove served as Vice President, General Counsel and Secretary of TPC. From February 1988 to 1991, Mr. Cosgrove served as Vice President and General Counsel of McGaw Laboratories, Inc. (a subsidiary of the Kendall Company). Prior to February of 1988, Mr. Cosgrove was with the Kendall Company for seven years in numerous corporate, legal and management positions, including Assistant to the General Counsel.

  John E. King was promoted to Senior Vice President, Finance in October 1998 from Vice President, Finance, a position he held since August 1994. Mr. King is also our Chief Financial Officer, a position he has held since April 1994. Prior thereto, Mr. King served as Vice President, Finance and Chief Financial Officer with Medical Ambulatory Care, Inc. since May 1993. From December 1990 to April 1993, he was the Chief Financial Officer for one of Tenet's general acute hospitals.

  Stan M. Lindenfeld, a nephrologist, was promoted to Senior Vice President, Quality Management in October 1998 from Vice President, Quality Management and Integrated Programs, a position he held since August 1994. Dr. Lindenfeld has also served as our Chief Medical Officer since January 1995 and as one of our medical directors since 1981. Since 1988 he has held the position of Clinical Professor of Medicine at the University of California Medical Center in
San Francisco. Dr. Lindenfeld developed the Office of Clinical Resources Management at the University of California Medical Center in San Francisco and served as its director from July 1993 until July 1997.

  None of the executive officers has any family relationship among themselves or with any of our directors.

Section 16(a) beneficial ownership reporting compliance

  Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish us with copies of all Section 16(a) forms they file. We became subject to Section 16(a) in conjunction with the registration of our common stock under the Exchange Act effective October 31, 1995. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal 1998.

Item 11. Executive Compensation.

  The following table sets forth the compensation paid or accrued by us to our chief executive officer and to each of our four most highly compensated executive officers for each of the fiscal years in the three-year period ended December 31, 1998:

                           Summary Compensation Table

                                                                      Long Term Compensation
                                                                   --------------------------------
                                    Annual Compensation                   Awards            Payouts
                              ------------------------------------ ---------------------
                                                                                                      All
                                                                   Restricted Securities             Other
                                                      Other Annual   Stock    Underlying     LTIP   Compen-
        Name and               Salary    Bonus        Compensation  Award(s)   Options*     Payouts  sation
   Principal Position    Year   ($)       ($)             ($)         ($)        (#)          ($)     ($)
Victor M.G. Chaltiel     1998 $315,026 $8,250,000(1)     $3,536(2)    --      1,000,000(3)    --    $  5,598(4)
 Chairman of the Board,  1997  288,652    890,409(5)        --        --        333,334(3)    --       5,522(6)
 Chief Executive Officer 1996  285,186    419,728           --        --        166,667       --       5,366(7)
 President and Director
Leonard W. Frie          1998  200,410    321,254(8)        --        --        150,000       --      13,197(9)
 Executive Vice
  President              1997  182,245    143,754           --        --        111,916       --      14,153(10)
 and Chief Operations    1996  181,484    139,568           --        --        159,140       --      26,914(11)
 Officer, West
Barry C. Cosgrove        1998  182,309    490,004(12)       --        --        200,000       --      40,293(13)
 Senior Vice President,  1997  149,817    115,004           --        --        111,916       --      11,582(14)
 General Counsel and     1996  145,189    111,655           --        --        116,083       --      10,556(15)
 Secretary
John E. King             1998  181,154    487,500(16)       --        --        200,000       --       8,620(17)
 Senior Vice President,  1997  130,504    112,500           --        --        111,916       --      14,089(18)
 Finance and Chief       1996   99,533     93,750           --        --         74,417       --      15,509(19)
 Financial Officer
Stan M. Lindenfeld       1998  273,883    382,211(20)       --        --        150,000       --         425(21)
 Senior Vice President,  1997  214,791    169,020           --        --         58,333       --         --
 Quality Management and  1996  121,647     85,302           --        --        136,916       --     192,520(22)
 Chief Medical Officer

--------
 *Includes options repriced in April 1997.
 (1) Consists entirely of a special bonus received for services rendered in connection with the merger with RTC.
 (2) Paid as a gross-up adjustment to offset the personal income tax resulting from Mr. Chaltiel's personal use of our leased corporate jet.
 (3) In February 1999, Mr. Chaltiel voluntarily cancelled all 1,000,000 of the options granted to him in 1998 and 166,667 of the options granted to him in 1997 to increase the number of options available for grant under our existing stock option plans.
 (4) Includes (a) $520 paid by us for an umbrella insurance policy, and (b) $5,078 representing imputed income from Mr. Chaltiel's personal use of our leased corporate jet.
 (5) Mr. Chaltiel's 1997 bonus of $451,776 was prepaid in December 1997.
 (6) Includes (a) automobile allowance of $5,002, and (b) $520 paid by us for an umbrella insurance policy.
 (7) Includes (a) an automobile allowance of $4,846, and (b) $520 paid by us for an umbrella insurance policy.

 (8) Includes the first installment, in the amount of $187,500, related to a special bonus received for services rendered in connection with the merger with RTC.
 (9) Includes (a) an automobile allowance of $8,827, (b) $520 paid by us for an umbrella insurance policy, and (c) $3,850 in deferred compensation.
(10) Includes (a) an automobile allowance of $8,500, (b) $520 paid by us for an umbrella insurance policy, and (c) $5,133 in deferred compensation.
(11) Includes (a) an automobile allowance of $8,500, (b) $520 paid by us for an umbrella insurance policy, (c) $4,894 in deferred compensation, and (d) $13,000 in payment of cash value of accrued paid time off.
(12) Includes the first installment, in the amount of $375,000, related to a special bonus received for services rendered in connection with the merger with RTC.
(13) Includes (a) an automobile allowance of $8,100, (b) $520 paid by us for an umbrella insurance policy, and (c) $31,673 in the payment of cash value of accrued paid time off.
(14) Includes (a) an automobile allowance of $7,800, (b) $520 paid by us for an umbrella insurance policy, and (c) $3,262 in deferred interest income.
(15) Includes (a) an automobile allowance of $7,800, (b) $520 paid by us for an umbrella insurance policy, and (c) $2,236 in deferred interest income.
(16) Includes the first installment, in the amount of $375,000, related to a special bonus received for services rendered in connection with the merger with RTC.
(17) Includes (a) an automobile allowance of $8,100 and (b) $520 paid by us for an umbrella insurance policy.
(18) Includes (a) an automobile allowance of $7,800, (b) $520 paid by us for an umbrella insurance policy, and (c) $5,769 in payment of cash value of accrued paid time off.
(19) Includes (a) an automobile allowance of $7,800, (b) $520 paid by us for an umbrella insurance policy, (c) housing reimbursement of $3,624, and (d) $3,565 in payment of cash value of accrued paid time off.
(20) Includes the first installment, in the amount of $187,500, related to a special bonus received for services rendered in connection with the merger with RTC.
(21) Consists entirely of a waiver of medical insurance premiums.
(22) Includes (a) $192,000 in medical director fees and (b) $520 paid by us for an umbrella insurance policy.

  The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1998:

                     Option/SAR Grants in Last Fiscal Year

                           Individual Grants
-----------------------------------------------------------------------
                           Number of    % of Total
                          Securities   Options/SARs Exercise
                          Underlying    Granted to  or Base               Grant Date
                         Options/SARs  Employees in  Price   Expiration Present Value
          Name           Granted(#)(1) Fiscal Year   ($/Sh)     Date        ($)(2)
Victor M.G. Chaltiel....   1,000,000       18.0%    32.1875   2/27/08   14,236,900
Leonard W. Frie.........     150,000        2.7     32.1875   2/27/08    2,135,535
Barry C. Cosgrove.......     200,000        3.6     32.1875   2/27/08    2,847,380
John E. King............     200,000        3.6     32.1875   2/27/08    2,847,380
Stan M. Lindenfeld......     150,000        2.7     32.1875   2/27/08    2,135,535

--------
(1) All options are nonqualified stock options and were granted under our 1997 Equity Compensation Plan. The options vest over four year periods at an annual rate of 25% beginning on the first anniversary of the date of grant.
(2) The estimated grant date present value reflected in the above table was determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (a) the respective option exercise price for each individual grant, equal to the fair market value of the underlying stock on the date of grant; (b) the exercise of options within six years of the date that they become exerciseable;

   (c) a risk-free interest rate of 5.632% per annum; (d) volatility of 34.2 calculated using the daily prices of our common stock; and (e) a dividend yield of 0%. The ultimate values of the options will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. We cannot assure that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

  The following table sets forth information concerning the aggregate number of options exercised by each of the named executive officers during fiscal 1998:

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                 Number of Securities        Value of
                                                      Underlying            Unexercised
                                                     Unexercised           In-the-Money
                                                  Options at FY-End      Options at FY-End
                           Shares                --------------------   -------------------
                         Acquired on    Value        Exercisable/          Exercisable/
   Name                  Exercise(#) Realized($)   Unexercisable(#)     Unexercisable($)(1)
Victor M.G. Chaltiel....      --          --       97,222/1,236,112(2)    929,685/2,257,820
Leonard W. Frie.........      --          --      137,999/  229,472     3,203,770/  759,950
Barry C. Cosgrove.......      --          --       94,944/  279,472     2,023,525/  759,950
John E. King............      --          --       53,277/  279,472       881,328/  759,950
Stan M. Lindenfeld......      --          --       81,055/  285,027     1,146,955/1,291,194

--------
(1) Value is determined by subtracting the exercise price from the fair market value of $28.3125 per share, the closing price for our common stock as reported by the New York Stock Exchange as of December 31, 1998, and multiplying the remainder by the number of underlying shares of common stock.

(2) In February 1999, Mr. Chaltiel voluntarily cancelled 1,166,667 of these options to increase the number of options available for grant under our existing stock option plans.

Employment agreements

  Mr. Chaltiel entered into an employment agreement with us on August 14, 1994, pursuant to which he was employed by us for an initial term of three years, with one year automatic extensions at the end of each year. We may terminate this agreement at any time, subject, among other things, to severance payments as provided in the employment agreement. His base salary paid during fiscal 1998 was $315,026 and is subject to annual review by our board for possible increases, with a minimum increase tied to the California consumer price index. Until May 31, 1999, Mr. Chaltiel will be entitled to a yearly bonus of up to 150% of his base salary based upon our achieving certain EBITDA performance targets. He also may be awarded an additional bonus at the discretion of the Board if EBITDA targets are exceeded by more than 15%. After May 31, 1999, Mr. Chaltiel will be awarded bonuses in a manner as determined in the sole discretion of the Board, on a basis reasonably consistent with past bonuses for similar performance.

  On March 2, 1998 we amended Mr. Chaltiel's employment agreement to ensure that any additional compensation payable to Mr. Chaltiel upon a change in control would not be reduced by certain tax obligations possibly imposed by sections 280G or 4999 of the Internal Revenue Code of 1986.

  Mr. Chaltiel also was granted options pursuant to our 1994 Equity Compensation Plan representing a total of approximately 1,477,778 shares of common stock. The options had an exercise price of $0.90. By their terms, half of the options were to vest over a four-year period and the other half were to vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that we satisfied certain EBITDA performance targets. On September 18, 1995, our board and our stockholders approved an agreement dated as of the same date by and between Mr. Chaltiel and us pursuant to which the vesting schedule for these options was accelerated so that all of Mr. Chaltiel's outstanding options became vested and exercisable immediately. In connection with this agreement, Mr. Chaltiel agreed to exercise all of his options at that time to purchase 1,477,778 shares of common stock at an exercise price of $0.90 per share. Mr. Chaltiel paid the exercise price pursuant to a $1,330,000 four-year promissory note bearing interest at the lesser of the prime rate or 8%. This note was subject to repayment, in part or in full, to the extent of the receipt of any proceeds received by Mr. Chaltiel upon disposition of such shares of common stock, and Mr. Chaltiel pledged these shares as collateral for repayment of this note. Also, in accordance with the agreement, we agreed to advance Mr. Chaltiel funds of up to $1,521,520 principal amount in the aggregate relating to Mr. Chaltiel's tax liability in connection with additional taxes associated with the exercise of such options. Such loans were evidenced by two additional promissory notes executed by Mr. Chaltiel. The first note for $1,348,447 was executed concurrently with Mr. Chaltiel's exercise of his options. The second note for $173,073 was executed as of April 15, 1996. Simultaneously with the execution of the agreement, we entered into a Release and Pledge Agreement with Mr. Chaltiel whereby we released 1,855,555 shares of common stock owned by Mr. Chaltiel from a previous pledge agreement and substituted the newly acquired 1,477,778 shares of common stock. On March 31, 1998, Mr. Chaltiel repaid his outstanding loan balances with us and we released those shares held as collateral under the Release and Pledge Agreement.

  On March 2, 1998 we entered into new employment agreements with each of our executive officers, other than Mr. Chaltiel. These employment agreements provide for an initial term through December 31, 1998 and will continue thereafter with no further action by either party for successive one year terms. Each executive officer's base salary will be subject to annual increases consistent with the California consumer price index. Each executive officer also will be entitled to receive a bonus of up to 75% of his base salary each year. Fifty percent of this bonus will be based upon our achievement of certain earnings per share targets and 50% will be granted at the discretion of the compensation committee. In the event of a constructive discharge following a change in control or a termination for any reason other than material cause, each executive officer will be entitled to a lump sum payment equal to his then-current base salary.

  Each of Messrs. Frie, Cosgrove, King and Lindenfeld also have been granted options pursuant to our equity compensation plans. These options vest at a rate of 25% per year over four years. The exercise price of the options ranges from $0.90 per share to $32.1875 per share. Upon voluntary termination of employment, we may have the right to acquire all shares of our common stock held by the terminated employee at fair market value per share, as defined in the employment agreement.

  On December 14, 1995, our board amended the stock option agreement of each executive officer, other than Mr. Chaltiel, to provide for the immediate vesting of all of such officers' stock options at any time following the sale of 50% or more of our stock or assets, or upon a merger, consolidation or reorganization in which we do not survive, if any of such officers' employment is terminated for any reason.

Compensation of directors

  Directors who are our employees or officers do not receive compensation for service on the board or any committee of the board. Each of our directors who is not one of our officers or employees is entitled to receive $20,000 per year and certain additional compensation for attending more than four board meetings per year. Our directors also are reimbursed for their reasonable out-of-pocket expenses in connection with their travel to and attendance at the meetings of the board. In addition, each director who is not one of our officers or employees is entitled to receive 25,000 options to purchase shares of our common stock each year they are elected to serve on our board. These options have an exercise price equal to the fair market value of our common stock on the date of grant and generally vest over four year periods at an annual rate of 25% beginning on the first anniversary of the date of grant.

Compensation committee interlocks and insider participation

  None of our executive officers or directors serves as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of our board. During fiscal 1998, Messrs. Chaltiel and Andersons and Dr. Massry were our officers, employees or consultants. Messrs. Andersons and Grauer and Ms. Herzlinger each served as a member of the compensation committee of our board of directors during fiscal 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth information regarding the ownership of our common stock as of March 15, 1999 by (a) all those persons known by us to own beneficially more than 5% of our common stock, (b) each of our directors and each executive officers, and (c) all directors and executive officers as a group. Except as otherwise noted under "Certain Relationships and Related Transactions," we know of no agreements among our stockholders which relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of TRCH.

                                        Number of Shares  Percentage of Shares
       Name of Beneficial Owner        Beneficially Owned  Beneficially Owned
Massachusetts Financial Services(1)...     6,432,000              7.9%
 500 Boylston Street
 Boston, Massachusetts 02116
T. Rowe Price Associates, Inc.(2).....     6,038,712              7.5%
 100 East Pratt Street
 Baltimore, MD 21202
Putnam Investments, Inc.(3)...........     4,935,801              6.1%
 One Post Office Square
 Boston, Massachusetts 02109
Victor M.G. Chaltiel(4)...............     1,145,302              1.4%
Leonard W. Frie(5)....................       287,488               *
Barry C. Cosgrove(6)..................       223,982               *
Stan M. Lindenfeld(7).................       196,107               *
John E. King(8).......................       153,051               *
Maris Andersons(9)....................        52,805               *
Shaul G. Massry(10)...................        45,487               *
Regina E. Herzlinger(11)..............        28,750               *
Peter T. Grauer(12)...................        23,125               *
All directors and executive officers
 as a group (9 persons)(13)...........     2,156,097              2.6%

--------
  * Amount represents less than 1% of our common stock.

 (1) Based upon market survey information as of March 3, 1999. The survey was conducted by the Corporate Investor Communication Surveillance Group and has not been independently verified by us.

 (2) Based upon information contained in a Schedule 13G filed with the SEC on February 11, 1999.

 (3) Represents 4,752,555 shares held by Putnam Investment Management, Inc., or PIM, and 183,246 shares held by Putnam Advisory Company, Inc., or PAC. PIM and PAC are each registered investment advisors that are wholly-owned by Putnam Investments, Inc. The share amounts for PIM and PAC are based upon information contained in an amendment to Schedule 13G filed with the SEC on March 10, 1999.

 (4) Includes 111,112 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

 (5) Includes 207,943 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

 (6) Includes 177,388 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

 (7) Includes 178,777 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

 (8) Includes 135,721 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

 (9) Includes 46,917 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

(10) Includes 45,487 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

(11) Includes 28,750 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

(12) Includes 23,125 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

(13) Includes 955,220 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 1999.

Item 13. Certain Relationships and Related Transactions.

  Victor M.G. Chaltiel is our Chairman of the Board, Chief Executive Officer, President and one of our directors. Pursuant to Mr. Chaltiel's employment agreement and the 1994 Equity Compensation Plan, Mr. Chaltiel purchased 1,855,557 shares of common stock at $0.90 per share during the year ended May 31, 1995. Mr. Chaltiel paid $835,000 of the purchase price in cash, with the remainder being evidenced by a four-year promissory note bearing interest at the lesser of the prime rate or 8% per annum, which note is secured by a pledge of certain shares of our stock owned by Mr. Chaltiel. In July 1995, the board approved a one-year deferral of all scheduled principal and accrued interest payments under all outstanding promissory notes from our officers, including this four-year promissory note. In September 1995, we entered into an agreement with Mr. Chaltiel pursuant to which Mr. Chaltiel purchased 1,477,778 shares of common stock upon exercise of options held by him. Mr. Chaltiel paid for such shares with a four-year promissory note for $1,330,000 bearing interest at the lesser of the prime rate or 8%. This note was subject to repayment, in part or in full, to the extent of the receipt of proceeds received by Mr. Chaltiel upon disposition of the shares of common stock, and Mr. Chaltiel pledged these shares as collateral for repayment of this note. We also agreed to advance
Mr. Chaltiel funds of up to $1,521,520 principal amount in the aggregate relating to Mr. Chaltiel's tax liability in connection with the shares. Such loans were evidenced by two additional promissory notes executed by Mr. Chaltiel. The first note for $1,348,447 was executed concurrently with Mr. Chaltiel's exercise of his options in September 1995. The second note for $173,073 was executed in April 1996. Simultaneously with the execution of the agreement, we entered into a Release and Pledge Agreement with Mr. Chaltiel whereby we released 1,855,557 shares of common stock owned by Mr. Chaltiel from the previous pledge agreement and substituted the newly acquired 1,477,778 shares of common stock. On March 31, 1998, Mr. Chaltiel repaid his outstanding loan balance with us and we released those shares held as collateral under the related Release and Pledge Agreement.

  Certain of our officers and employees have received loans from us in connection with the purchase of shares of our common stock. All of the loans have similar terms. The loans bear interest at the lower of 8% or the prime rate, and are secured by all of the borrower's interests in our common stock, including all vested stock options. When made, the loans had a four-year term and one quarter of the original principal amount thereof plus all accrued interest thereon had to be paid annually, subject to the limitation that the borrower was not required to make any payment that exceeded 50% of the after-tax proceeds of such borrower's bonus from us, based on maximum tax rates then in effect. To date, our board has approved deferrals of all scheduled principal and accrued interest payments under all such loans. No other terms of the loans have been changed.

  As of December 31, 1998, Leonard W. Frie, Barry C. Cosgrove and John E. King had loans outstanding from us with principal amounts of $100,000, $70,000 and $25,000, respectively. With respect to Mr. Cosgrove,

$50,000 was borrowed to purchase shares of common stock and $20,000 was borrowed for relocation costs. Mr. Chaltiel had an outstanding loan of $835,000 prior to the addition in September 1995 of $2,678,447 pursuant to similar loans in connection with Mr. Chaltiel's exercise of options for 1,477,778 shares of common stock and related personal income tax obligations, as described above. These loans were secured by a pledge of 1,444,445 shares of our common stock. Mr. Chaltiel received a similar loan from us in April 1996, in the amount of $173,073, in connection with additional taxes associated with the exercise of those options. On March 31, 1998, Mr. Chaltiel repaid his outstanding loan balances with us and we released those shares held as collateral.

  Maris Andersons, one of our directors, serves as a consultant to us. He has been granted options, vesting over four years, to purchase an aggregate of 76,792 shares of our common stock in consideration for these services. As of December 31, 1998, Mr. Andersons had exercised 41,666 of said options leaving a balance of 35,126 options to purchase shares of our common stock.

  Shaul G. Massry, one of our directors, serves as a consultant to us. In addition to certain compensation as a member of the board, Dr. Massry also receives $120,000 per year and has been granted options, vesting over four years, to purchase an aggregate of 44,722 shares of our common stock in consideration for these services. As of December 31, 1998, Dr. Massry had exercised 11,110 of such options leaving a balance of 33,612 options to purchase shares of our common stock.

  We entered into a shareholders' agreement with DLJ Merchant Banking Partners, L.P., or DLJMBP, certain members of management and NME Properties Corporation, a wholly-owned subsidiary of Tenet, in August 1994 pursuant to which, among other provisions, DLJMBP had the right to nominate four of the five members of our board. Although this right has terminated, an affiliate of DLJMBP, Peter T. Grauer, continues to serve on our board. The shareholders' agreement further provides for certain registration rights and for restrictions on transfers of our common stock, certain rights of first refusal in favor of DLJMBP in the event NME proposes to transfer shares of our common stock and certain rights and obligations of NME to participate in transfers of shares by DLJMBP. DLJ and certain of its affiliates from time to time perform various investment banking and other services for us, for which we pay customary consideration.

  We have entered into indemnity agreements with each of our directors and all of our officers, which agreements require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as our directors, officers, employees or agents, other than liabilities arising from conduct in bad faith or which is knowingly fraudulent or deliberately dishonest, and, under certain circumstances, to advance their expenses incurred as a result of proceedings brought against them.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)Documents filed as part of this Report:

    (1) Index to Financial Statements:

                                                                           Page
         Report of Independent Accountants                                 F-1
         Consolidated Balance Sheets as of December 31, 1997 and December
         31, 1998                                                          F-2
         Consolidated Statements of Income for the years ended December
         31, 1996, December 31, 1997 and December 31, 1998                 F-3
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, December 31, 1997 and December 31, 1998  F-4
         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, December 31, 1997 and December 31, 1998        F-5
         Notes to Consolidated Financial Statements                        F-6

    (2) Index to Financial Statement Schedules:

         Report of Independent Accountants on Financial Statement
         Schedule                                                          S-1
         Schedule II--Valuation and Qualifying Accounts                    S-2

    (3)(a) Exhibits:

  3.1 Amended and Restated Certificate of Incorporation of TRCH, dated December
       4, 1995.(1)
  3.2 Certificate of Amendment of Certificate of Incorporation of TRCH, dated
       February 26, 1998.(2)
  3.3 Bylaws of TRCH, dated October 6, 1995.(3)
  4.1 Shareholders Agreement, dated August 11, 1994, between DLJMB, DLJIP,
       DLJOP, DLJMBF, NME Properties, Continental Bank, as voting trustee, and
       TRCH.(4)
  4.2 Agreement and Amendment, dated as of June 30, 1995, between DLJMBP,
       DLJIP, DLJOP, DLJMBF, DLJESC, Tenet, TRCH, Victor M.G. Chaltiel, the
       Putnam Purchasers, the Crescent Purchasers and the Harvard Purchasers, relating to the Shareholders Agreement dated as of August 11, 1994 between DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties, Continental Bank, as voting trustee, and TRCH.(4)
  4.3 Indenture, dated June 12, 1996 by RTC to PNC Bank including form of RTC
       Note.(12)
  4.4 First Supplemental Indenture, dated as of February 27, 1998, among RTC,
       TRCH and PNC Bank under the 1996 indenture.(2)
  4.5 Second Supplemental Indenture, dated as of March 31, 1998, among RTC,
       TRCH and PNC Bank under the 1996 indenture.(2)
  4.6 Indenture, dated as of November 18, 1998, between TRCH and United States
       Trust Company of New York, as trustee, and Form of Note.(5)
  4.7 Registration Rights Agreement, dated as of November 18, 1998, between
       TRCH and DLJ, BNY Capital Markets, Inc., Credit Suisse First Boston
       Corporation and Warburg Dillon Read LLC, as the initial purchasers.(5)
  4.8 Purchase Agreement, dated as of November 12, 1998, between TRCH and the initial purchasers.(5)
      Noncompetition Agreement, dated August 11, 1994, between TRCH and
 10.1 Tenet.(4)
 10.2 Employment Agreement, dated as of August 11, 1994, by and between TRCH and Victor M.G. Chaltiel (with forms of Promissory Note and Pledge and
       Stock Subscription Agreement attached as exhibits thereto).(4)*

 10.3 Amendment to Mr. Chaltiel's employment agreement, dated as of August 11, 1994.(4)*
 10.4 Second Amendment to Mr. Chaltiel's employment agreement, dated as of March 2, 1998.*X
 10.5 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(6)*
 10.6 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Leonard W. Frie.(6)*
 10.7 Employment Agreement, dated as of March 2, 1998, by and between TRCH and John E. King.(6)*
 10.8 Employment Agreement dated as of March 2, 1998, by and between TRCH and Stan M. Lindenfeld.(6)*
 10.9  Amendment to Dr. Lindenfeld's employment agreement, dated September 1,
        1998.*X
 10.10 First Amended and Restated 1994 Equity Compensation Plan of TRCH (with form of Promissory Note and Pledge attached as an exhibit thereto), dated August 5, 1994.(4)*
 10.11 Form of Stock Subscription Agreement relating to the 1994 Equity
        Compensation Plan.(4)*
 10.12 Form of Purchased Shares Award Agreement relating to the 1994 Equity
        Compensation Plan.(4)*
 10.13 Form of Nonqualified Stock Option relating to the 1994 Equity
        Compensation Plan.(4)*
 10.14 1995 Equity Compensation Plan.(3)*
 10.15 Employee Stock Purchase Plan.(3)*
 10.16 Option Exercise and Bonus Agreement, dated as of September 18, 1995 between TRCH and Victor M.G. Chaltiel.(3)*
 10.17 1997 Equity Compensation Plan.(7)
 10.18 Amended and Restated Revolving Credit Agreement, dated as of April 30,
        1998, by and among TRCH, the lenders party thereto, DLJ Capital
        Funding, Inc., as Syndication Agent, First Union National Bank, as
        Documentation Agent, and The Bank of New York, as Administrative
        Agent.(8)
 10.19 Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the
        Revolving Credit Agreement.X
 10.20 Amendment No. 2, dated as of November 12, 1998, to the Revolving Credit
        Agreement.X
 10.21 Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Union National Bank, as Documentation
        Agent, and The Bank of New York, as Administrative Agent.(8)
 10.22 Subsidiary Guaranty dated as of October 24, 1997 by Total Renal Care,
        Inc., TRC West, Inc. and Total Renal Care Acquisition Corp. in favor of and for the benefit of The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan
        Agreement, the Term Agent (as defined therein), the Acknowledging
        Interest Rate Exchangers (as defined therein) and the Acknowledging
        Currency Exchangers (as defined therein).(9)
 10.23 Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New York, as Collateral
        Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the
        Acknowledging Interest Rate Exchangers (as defined therein) and the
        Acknowledging Currency Exchangers (as defined therein).(9)
 10.24 Amendment to Borrower Pledge Agreement, dated February 27, 1998, executed by TRCH in favor of The Bank of New York, as Collateral
        Agent.X
 10.25 Form of Subsidiary Pledge Agreement dated as of October 24, 1997 by
        Total Renal Care, Inc., TRC West, Inc. and Total Renal Care Acquisition
        Corp., and The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate
        Exchangers (as defined therein) and the Acknowledging Currency
        Exchangers (as defined therein).(9)
 10.26 Subsidiary Pledge Agreement, dated as of February 27, 1998, by RTC and
        The Bank of New York, as Collateral Agent, the lenders to the Revolving
        Credit Agreement, the lenders to the Term Loan Agreement, the Term
        Agent (as defined therein), the Acknowledging Interest Rate Exchangers
        (as defined therein) and the Acknowledging Currency Exchangers (as defined therein).X

 10.27 Form of First Amendment to Borrower/Subsidiary Pledge Agreement, dated
        April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(8)
 10.28 Form of Acknowledgement and Confirmation, dated April 30, 1998, by TRCH,
        RTC, TRC West, Inc., Total Renal Care, Inc., Total Renal Care
        Acquisition Corp., Renal Treatment Centers--Mid-Atlantic, Inc., Renal
        Treatment Centers--Northeast, Inc., Renal Treatment Centers--
        California, Inc., Renal Treatment Centers--West, Inc., and Renal
        Treatment Centers--Southeast, Inc. for the benefit of The Bank of New
        York, as Collateral Agent and the lenders party to the Term Loan
        Agreement or the Revolving Credit Agreement.(8)
 10.29 Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of TRCH, and RTC.(10)
 10.30 First Amendment to the Subsidiary Guaranty dated February 17, 1998.(2)
 10.31 Special Purpose Option Plan.(11)
 10.32 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)
 12.1  Statement re Computation of Ratios of Earnings to Fixed Charges.X
 21.1  List of our subsidiaries.X
 23.1  Consent of PricewaterhouseCoopers LLP.X
 24.1  Powers of Attorney with respect to TRCH (included on page II-1 hereof).
        X
 27.1  Financial Data Schedule.X

--------
  X Included in this filing.
  * Management contract or executive compensation plan or arrangement.
 (1) Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 (2) Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
 (3) Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
 (4) Filed on August 29, 1995 as an exhibit to our Form 10-K for the year ended May 31, 1995.
 (5) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
 (6) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.
 (7) Filed on August 29, 1997 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-34695).
 (8) Filed on May 18, 1998 as an exhibit to Amendment No. 1 to our annual report for the year ended December 31, 1997 on Form 10-K/A.
 (9)Filed on December 19, 1997 as an exhibit to our Current Report on Form 8-K.
(10) Filed on December 19, 1997 as Annex A to our Registration Statement on Form S-4 (Registration Statement No. 333-42653).
(11) Filed on February 25, 1998 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-46887).
(12) Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

  (b) Reports on Form 8-K:

    Current Report on Form 8-K, dated November 3, 1998, reporting under Item 5 the issuance of our press releases in connection with the release of our third quarter earnings and the offering of $345 million of our 7% convertible subordinated notes pursuant to Rule 144A.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Total Renal Care Holdings, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Total Renal Care Holdings, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Seattle, Washington
March 29, 1999

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,    December 31,
                                                      1997            1998
                    Assets
Cash and cash equivalents......................  $    6,143,000  $   41,487,000
Patient accounts receivable, less allowance for
 doubtful accounts of $30,695,000 and
 $61,848,000, respectively.....................     248,408,000     416,472,000
Receivable from Tenet..........................         534,000         350,000
Inventories....................................      15,766,000      23,470,000
Deferred income taxes..........................       9,853,000      31,917,000
Prepaid expenses and other current assets......      21,500,000      45,846,000
                                                 --------------  --------------
    Total current assets.......................     302,204,000     559,542,000
Property and equipment, net....................     172,838,000     233,337,000
Notes receivable...............................      14,104,000      29,257,000
Deferred taxes, noncurrent.....................         385,000
Other long-term assets.........................      14,438,000       9,050,000
Intangible assets, net.........................     774,266,000   1,084,395,000
                                                 --------------  --------------
                                                 $1,278,235,000  $1,915,581,000
                                                 ==============  ==============
     Liabilities and Stockholders' Equity
Accounts payable...............................  $   33,283,000  $   41,910,000
Employee compensation and benefits.............      25,430,000      34,778,000
Other accrued liabilities......................      15,927,000      67,725,000
Current portion of long-term obligations.......      27,810,000      21,847,000
Income taxes payable...........................                       8,204,000
                                                 --------------  --------------
    Total current liabilities..................     102,450,000     174,464,000
                                                 --------------  --------------
Long-term debt.................................     723,782,000   1,225,781,000
                                                 --------------  --------------
Deferred income taxes..........................       2,500,000       8,212,000
                                                 --------------  --------------
Other long-term liabilities....................       1,594,000       1,890,000
                                                 --------------  --------------
Minority interests.............................      19,079,000      23,422,000
                                                 --------------  --------------
Commitments and contingencies (Notes 8, 9 and
 13)
Stockholders' equity
  Preferred stock ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock ($0.001 par value, 195,000,000
   shares authorized; 77,991,595 and 81,029,560
   shares issued and outstanding)..............          78,000          81,000
  Additional paid-in capital...................     358,492,000     413,095,000
  Notes receivable from stockholders...........      (3,030,000)       (356,000)
  Retained earnings............................      73,290,000      68,992,000
                                                 --------------  --------------
    Total stockholders' equity.................     428,830,000     481,812,000
                                                 --------------  --------------
                                                 $1,278,235,000  $1,915,581,000
                                                 ==============  ==============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                             Year Ended December 31,
                                     ------------------------------------------
                                         1996          1997           1998
Net operating revenues.............  $498,024,000  $760,997,000  $1,204,894,000
                                     ------------  ------------  --------------
Operating expenses
 Facilities........................   344,180,000   510,990,000     772,666,000
 General and administrative........    32,350,000    50,099,000      75,829,000
 Provision for doubtful accounts...    15,737,000    20,525,000      44,365,000
 Depreciation and amortization.....    32,445,000    54,603,000      92,028,000
 Merger and related costs..........     2,808,000                    78,188,000
                                     ------------  ------------  --------------
   Total operating expenses........   427,520,000   636,217,000   1,063,076,000
                                     ------------  ------------  --------------
Operating income...................    70,504,000   124,780,000     141,818,000
Interest expense, net of
 capitalized interest..............   (13,417,000)  (28,214,000)    (72,804,000)
Interest rate swap-early
 termination costs.................                                  (9,823,000)
Interest income....................     3,858,000     3,175,000       4,894,000
                                     ------------  ------------  --------------
 Income before income taxes,
  minority interests,
  extraordinary item and
  cumulative effect of change in
  accounting principle.............    60,945,000    99,741,000      64,085,000
Income taxes.......................    22,960,000    40,212,000      41,580,000
                                     ------------  ------------  --------------
 Income before minority interests,
  extraordinary item and
  cumulative effect of change in
  accounting principle.............    37,985,000    59,529,000      22,505,000
Minority interests in income of
 consolidated subsidiaries.........     3,578,000     4,502,000       7,163,000
                                     ------------  ------------  --------------
 Income before extraordinary item
  and cumulative effect of change
  in accounting principle..........    34,407,000    55,027,000      15,342,000
Extraordinary loss related to early
 extinguishment of debt, net of tax
 of $4,923,000 and $7,668,000,
 respectively......................     7,700,000                    12,744,000
Cumulative effect of change in
 accounting principle, net of tax
 of $4,300,000.....................                                   6,896,000
                                     ------------  ------------  --------------
 Net income (loss).................  $ 26,707,000  $ 55,027,000  $   (4,298,000)
                                     ============  ============  ==============
Earnings (loss) per common share:
 Income before extraordinary item
  and cumulative effect of change
  in accounting principle..........  $       0.46  $       0.71  $         0.19
 Extraordinary loss, net of tax....         (0.10)                        (0.16)
 Cumulative effect of change in
  accounting principle, net of
  tax..............................                                       (0.08)
                                     ------------  ------------  --------------
 Net income (loss).................  $       0.36  $       0.71  $        (0.05)
                                     ============  ============  ==============
Weighted average number of common
 shares outstanding................    74,042,000    77,524,000      80,143,000
                                     ============  ============  ==============
Earnings (loss) per common share--
 assuming dilution:
 Income before extraordinary item
  and cumulative effect of change
  in accounting principle..........  $       0.45  $       0.69  $         0.19
 Extraordinary loss, net of tax....         (0.10)                        (0.16)
 Cumulative effect of change in
  accounting principle, net of
  tax..............................                                       (0.08)
                                     ------------  ------------  --------------
 Net income (loss).................  $       0.35  $       0.69  $        (0.05)
                                     ============  ============  ==============
Weighted average number of common
 shares and equivalents
 outstanding--assuming dilution....    77,225,000    79,975,000      81,701,000
                                     ============  ============  ==============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Notes
                             Common Stock     Additional   Receivable     Retained
                          ------------------   Paid-In        from        Earnings
                            Shares   Amount    Capital    Stockholders   (Deficit)       Total
Balance at December 31,
 1995...................  66,780,615 $67,000 $206,750,000 $(2,773,000)  $(10,882,000) $193,162,000
Net proceeds from stock
 offerings..............   6,666,667   7,000  128,311,000                              128,318,000
Shares issued in
 acquisitions...........     161,095            2,810,000                                2,810,000
Shares issued in
 connection with
 mergers................   2,422,534   2,000      105,000                  3,097,000     3,204,000
Shares issued to
 employees and others...       1,883               15,000                                   15,000
Shares issued to repay
 debt...................     190,109            1,474,000                                1,474,000
Options exercised.......     463,461   1,000    3,183,000                                3,184,000
Interest accrued on
 notes receivable, net
 of payments............                                      (54,000)                     (54,000)
Income tax benefit
 related to stock
 options exercised......                          938,000                                  938,000
Dividend distribution...                                                    (659,000)     (659,000)
Net income..............                                                  26,707,000    26,707,000
                          ---------- ------- ------------ -----------   ------------  ------------
Balance at December 31,
 1996...................  76,686,364  77,000  343,586,000  (2,827,000)    18,263,000   359,099,000
Shares issued in
 acquisitions...........      17,613              273,000                                  273,000
Shares issued to
 employees and others...     174,775            1,773,000                                1,773,000
Options exercised.......     447,456            2,019,000                                2,019,000
Shares issued to repay
 debt...................     664,580   1,000    5,147,000                                5,148,000
Interest accrued on
 notes receivable, net
 of payments............                                     (203,000)                    (203,000)
Income tax benefit
 related to stock
 options exercised......                        5,453,000                                5,453,000
Grant of stock options..                          235,000                                  235,000
Issuance of treasury
 stock to repay debt....         807                6,000                                    6,000
Net income..............                                                  55,027,000    55,027,000
                          ---------- ------- ------------ -----------   ------------  ------------
Balance at December 31,
 1997...................  77,991,595  78,000  358,492,000  (3,030,000)    73,290,000   428,830,000
Shares issued in
 acquisitions...........      98,549            2,796,000                                2,796,000
Shares issued to
 employees and others...      49,060            1,085,000                                1,085,000
Options exercised.......   2,890,356   3,000   36,395,000                               36,398,000
Repayment of notes
 receivable, net of
 interest accrued.......                                    2,674,000                    2,674,000
Income tax benefit
 related to stock
 options exercised......                       14,199,000                               14,199,000
Grant of stock options..                          128,000                                  128,000
Net loss................                                                  (4,298,000)   (4,298,000)
                          ---------- ------- ------------ -----------   ------------  ------------
Balance at December 31,
 1998...................  81,029,560 $81,000 $413,095,000 $  (356,000)  $ 68,992,000  $481,812,000
                          ========== ======= ============ ===========   ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year Ended December 31,
                                  ---------------------------------------------
                                      1996           1997            1998
Cash flows from operating
 activities
 Net income (loss)..............  $  26,707,000  $  55,027,000  $    (4,298,000)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
  Depreciation and
   amortization.................     32,445,000     54,603,000       92,028,000
  Extraordinary loss............     12,623,000                      20,412,000
  Cumulative change in
   accounting principle.........                                     11,196,000
  Non-cash interest.............      4,396,000
  Deferred income taxes.........     (1,258,000)    (5,131,000)     (15,967,000)
  Compensation expense from
   stock option exercise........                                     16,000,000
  Income tax benefit related to
   stock options exercised......        938,000      5,453,000       14,199,000
  Provision for doubtful
   accounts.....................     15,737,000     20,525,000       44,365,000
  Loss (gain) on disposition of
   property and equipment.......        (20,000)        76,000          192,000
  Equity in losses (earnings)
   from affiliate...............         16,000        (40,000)        (157,000)
  Minority interests in income
   of consolidated
   subsidiaries.................      3,578,000      4,502,000        7,163,000
  Stock options issued to
   consultants..................                                        128,000
  Changes in operating assets
   and liabilities, net of
   effect of acquisitions:
  Accounts receivable...........    (52,909,000)  (109,811,000)    (200,251,000)
  Inventories...................     (3,030,000)    (1,843,000)      (7,152,000)
  Prepaid expenses and other
   current assets...............     (8,805,000)      (143,000)     (30,247,000)
  Other long-term assets........                    (9,166,000)       7,652,000
  Accounts payable..............      2,147,000       (992,000)       6,331,000
  Employee compensation and
   benefits.....................      6,043,000      8,539,000        8,933,000
  Other accrued liabilities.....       (207,000)     2,791,000       34,873,000
  Income taxes payable..........     (6,315,000)     2,329,000       12,525,000
  Other long-term liabilities...       (222,000)        13,000         (315,000)
                                  -------------  -------------  ---------------
   Net cash provided by
    operating activities........     31,864,000     26,732,000       17,610,000
                                  -------------  -------------  ---------------
Cash flows from investing
 activities
 Purchases of property
  and equipment.................    (41,740,000)   (62,033,000)     (83,012,000)
 Additions to intangible
  assets........................    (10,775,000)   (35,224,000)     (37,891,000)
 Cash paid for acquisitions, net
  of cash acquired..............   (179,002,000)  (455,090,000)    (338,164,000)
 Purchase of investments........    (55,311,000)
 Sale of investments............     14,109,000     41,202,000
 Investment in affiliate, net...        (46,000)    (2,935,000)      (1,187,000)
 Issuance of long-term notes
  receivable....................       (540,000)   (12,502,000)     (14,836,000)
 Proceeds from disposition of
  property and equipment........        236,000        365,000
                                  -------------  -------------  ---------------
   Net cash used in investing
    activities..................   (273,069,000)  (526,217,000)    (475,090,000)
                                  -------------  -------------  ---------------
Cash flows from financing
 activities
 Proceeds from long-term
  borrowings....................        107,000      4,511,000        3,395,000
 Principal payments on long-term
  obligations...................     (8,649,000)   (26,269,000)     (35,675,000)
 Proceeds from convertible
  notes.........................    121,250,000                     345,000,000
 Dividend distribution..........       (659,000)
 Cash paid to retire bonds......    (68,499,000)
 Proceeds from bank credit
  facility......................    239,835,000    505,000,000    1,567,225,000
 Payment of bank credit
  facility......................   (188,510,000)                 (1,407,650,000)
 Net proceeds from issuance of
  common stock..................    131,517,000      3,792,000       21,483,000
 Cash received on notes
  receivable from stockholders..        170,000         35,000        2,674,000
 Distributions to minority
  interests.....................     (2,442,000)    (2,768,000)      (3,628,000)
                                  -------------  -------------  ---------------
   Net cash provided by
    financing activities........    224,120,000    484,301,000      492,824,000
                                  -------------  -------------  ---------------
Net (decrease) increase in
 cash...........................    (17,085,000)   (15,184,000)      35,344,000
Cash and cash equivalents at
 beginning of year..............     38,412,000     21,327,000        6,143,000
                                  -------------  -------------  ---------------
Cash and cash equivalents at end
 of year........................  $  21,327,000  $   6,143,000  $    41,487,000
                                  =============  =============  ===============

Supplemental cash flow information (Note 15)

          See accompanying notes to consolidated financial statements

                        TOTAL RENAL CARE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and summary of significant accounting policies

 Organization

  We operate kidney dialysis facilities and provide related medical services in Medicare certified dialysis facilities in various geographic sectors of the United States and also in Argentina, Puerto Rico, Europe and Guam.

  On February 27, 1998 we acquired Renal Treatment Centers, Inc., or RTC, with headquarters in Berwyn, Pennsylvania in a merger. In connection with the merger, we issued 34,565,729 shares of our common stock in exchange for all of the outstanding shares of RTC common stock. RTC stockholders received 1.335 shares of our common stock for each share of RTC common stock that they owned. We also issued 2,156,424 options in substitution for previously outstanding RTC stock options, including 1,662,354 of the vested options that were exercised on the merger date or shortly thereafter. In addition, we guaranteed $125,000,000 of RTC's 5 5/8% subordinated convertible notes. In conjunction with this transaction, our board of directors and our stockholders authorized an additional 140,000,000 shares of common stock.

  The RTC merger transaction was accounted for as a pooling of interests and as such, these consolidated financial statements have been restated to include RTC for all periods presented. There were no transactions between RTC and us prior to the combination and no adjustments were necessary to conform RTC's accounting policies to ours. Certain reclassifications also were made to the RTC financial statements to conform to our presentations.

  The results of operations for Total Renal Care Holdings, Inc., or TRCH, and the combined amounts presented in the consolidated financial statements follow:

                                                      Years Ended December 31,
                                                      -------------------------
                                                          1996         1997
     Net operating revenues
       TRCH.......................................... $272,947,000 $438,205,000
       RTC...........................................  225,077,000  322,792,000
                                                      ------------ ------------
                                                      $498,024,000 $760,997,000
                                                      ============ ============
     Net income before extraordinary item
       TRCH.......................................... $ 23,725,000 $ 36,977,000
       RTC...........................................   10,682,000   18,050,000
                                                      ------------ ------------
                                                      $ 34,407,000 $ 55,027,000
                                                      ============ ============
     Net income after extraordinary item
       TRCH.......................................... $ 16,025,000 $ 36,977,000
       RTC...........................................   10,682,000   18,050,000
                                                      ------------ ------------
                                                      $ 26,707,000 $ 55,027,000
                                                      ============ ============

  As a result of the merger, RTC's revolving credit agreement was terminated and the outstanding balance of approximately $297,228,000 was paid off through additional borrowings under our credit facilities. The remaining net unamortized deferred financing costs in the amount of $4,392,000, less tax of $1,580,000, related to RTC's revolving credit agreement were recognized as an extraordinary loss during 1998.

  In connection with the merger, we developed a plan which included initiatives to integrate our operations with those of RTC, eliminate duplicative overhead, facilities and systems and improve service delivery. These integration activities were commenced during the first quarter of 1998 and are expected to be substantially completed by approximately July 1, 1999.

                        TOTAL RENAL CARE HOLDINGS, INC.

  Merger and related costs recorded during the first quarter of 1998 include costs associated with certain of the integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs. These amounts are more fully described below and are based on our estimates of those costs.

  A summary of merger and related costs and accrual activity through December 31, 1998 is as follows:

                                       Severance
                           Direct         and        Costs to
                         Transaction   Employment    Integrate
                            Costs        Costs      Operations      Total
Initial expense......... $21,580,000  $ 41,960,000  $15,895,000  $ 79,435,000
Amounts utilized--1st
 quarter 1998...........  (7,771,000)  (35,304,000)  (9,474,000)  (52,549,000)
                         -----------  ------------  -----------  ------------
Accrual, March 31, 1998
 (unaudited)............  13,809,000     6,656,000    6,421,000    26,886,000
Amounts utilized--2nd
 quarter 1998...........  (5,109,000)   (1,096,000)  (2,427,000)   (8,632,000)
                         -----------  ------------  -----------  ------------
Accrual, June 30, 1998
 (unaudited)............   8,700,000     5,560,000    3,994,000    18,254,000
Amounts utilized--3rd
 quarter 1998...........    (837,000)     (458,000)  (1,048,000)   (2,343,000)
                         -----------  ------------  -----------  ------------
Accrual, September 30,
 1998 (unaudited).......   7,863,000     5,102,000    2,946,000    15,911,000
Adjustment of
 estimates..............   1,305,000      (959,000)  (1,593,000)   (1,247,000)
Amounts utilized--4th
 quarter 1998...........  (9,168,000)     (543,000)    (188,000)   (9,899,000)
                         -----------  ------------  -----------  ------------
Accrual, December 31,
 1998................... $       --   $  3,600,000  $ 1,165,000  $  4,765,000
                         ===========  ============  ===========  ============

  Direct transaction costs consist primarily of investment banking fees, legal and accounting costs and other direct transaction costs, including the costs of consultants, printing and registration, which were incurred by both TRCH and RTC in connection with the merger. We concluded negotiations as to certain amounts due in the fourth quarter of 1998 and subsequently we paid these amounts.

  Severance and employment costs were incurred for the following:

  . Severance pay--The merger constituted a constructive termination of employment under various preexisting employment contracts with RTC officers. Terminated RTC officers were entitled to severance payments and tax gross-up payments of approximately $6,500,000. In addition, approximately 80 employees of RTC were informed that their positions would be eliminated. Most of these employees were formerly located in RTC's administrative office and a laboratory under development. The terminations were structured over the integration period, which continued through the end of 1998. The accrued severance payments to these employees amounted to approximately $1,600,000. The remaining balance of such severance costs of $600,000 was paid in the first quarter of 1999 and tax gross up payments of approximately $3,000,000 are expected to be paid in the second quarter of 1999.

  . Option exercises--Pre-existing terms of RTC stock option grants permitted the exercise of options by tender of RTC shares. Some of the RTC shares tendered had been held less than six months by the option holders and, as required by Emerging Issues Task Force Issue 84-18, we recognized a noncash expense of approximately $16,000,000 equal to the difference between the exercise price of the options and the market value of the stock on the date of exercise. We also incurred approximately $600,000 of payroll tax related to the exercise of nonqualified stock options.

  . Bonuses--RTC and TRCH each awarded special bonuses as a result of the merger, paid in the first quarter of 1998, for which approximately $16,300,000 was included in merger and related costs.

  In connection with the RTC merger, we developed a plan which included initiatives to integrate the operations of TRCH and RTC, eliminate duplicative overhead, facilities and systems and improve service

                        TOTAL RENAL CARE HOLDINGS, INC.

delivery. These integration activities were commenced during the first quarter of 1998 and are expected to be substantially completed by approximately July 1, 1999.

  We eliminated the following RTC departments: human resources, managed care, laboratory, and all finance functions, with the exception of patient accounting. The finance functions eliminated included payroll, financial reporting and analysis, budgeting, general ledger, accounts payable, and tax functions. The RTC human resources and managed care departments were discontinued in Berwyn, Pennsylvania and consolidated with our respective departments in our Torrance, California headquarters as of September 30, 1998. All finance functions, with the exception of patient accounting, were consolidated into our Tacoma, Washington business office as of December 31, 1998. RTC's laboratory, located in Las Vegas, Nevada, was closed prior to its commencement of operation. All laboratory functions were consolidated into our laboratories in Minnesota and Florida in February 1998.

  Costs to integrate operations include the following:

  . Laboratory restructuring--As part of our merger integration plan, we decided to restructure our laboratories. To optimize post-merger operations, we terminated a long-term management services agreement with a third party that provided full laboratory management on a contract basis. The termination fee of approximately $3,800,000 was negotiated in the first quarter of 1998. We also immediately halted development of RTC's new laboratory, which was not required for post-merger operations. The RTC laboratory, which was being developed in leased space, is now vacant and a new sublessee is being sought. As a result of this decision, previously capitalized leasehold improvements of $2,600,000 were expensed. Additionally, merger and related costs include approximately $1,000,000 of pre-opening start up costs incurred during the first quarter of 1998 relating to the terminated RTC laboratory and $1,500,000 of remaining lease payments. The accrual for lease payments was not offset by any anticipated sublease income. No such income has been received to date and the remaining balance of this accrual at December 31, 1998 was approximately $1,165,000.

  . Initial merger costs--Approximately $5,400,000 was expensed for integration activities which occurred at the time of the merger. Such costs include a special training program held in March 1998 and attended by many of our employees, including former RTC employees, merger related travel costs, consultant costs and other costs attributed to the merger.

  During the fourth quarter of 1998 we reduced the remaining balance of the accrual by $1,247,000 representing differences between initial estimates and actual amounts of expenses incurred.

  The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. As discussed in Note 17, we have received comments from the Securities and Exchange Commission and have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual as follows:

                                         Three months ended
                         ---------------------------------------------------   Year ended
                          March 31,     June 30,  September 30, December 31,  December 31,
                             1998         1998        1998          1998          1998
                         ------------  ---------- ------------- ------------  ------------
Operating Expenses
  Facilities............ $  1,700,000                                         $  1,700,000
  General and
   administrative.......               $1,100,000  $1,100,000   $ 1,100,000      3,300,000
  Depreciation and
   amortization.........      590,000   1,770,000   1,770,000     1,770,000      5,900,000
  Merger and related
   costs................  (13,400,000)                           (1,247,000)   (14,647,000)
                         ------------  ----------  ----------   -----------   ------------
(Decrease) Increase to
 operating expenses..... $(11,110,000) $2,870,000  $2,870,000   $ 1,623,000   $ (3,747,000)
                         ============  ==========  ==========   ===========   ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  A summary of the primary revisions is as follows:

  .Reclassification of merger charges into operating expenses:

     Reclassify inventory writeoff as facility expense............. $1,700,000
     Amortize merger bonuses with deferred payout schedule in
      1998.........................................................  3,300,000
     Amortize remaining book value of incompatible and duplicative software in 1998.............................................  5,900,000

  .Reversal of accrued expenses within the merger charges:
     Reverse accrual of estimated potential tax liability.......... $2,500,000
     Reversal of differences between original estimates and actual amounts of the merger expenses incurred......................  1,247,000
                                                                    ----------
       Total reduction in operating costs.......................... $3,747,000
                                                                    ==========

 Basis of presentation

  Our consolidated financial statements include our accounts and those of our wholly owned and majority-owned corporate subsidiaries and partnership investments, including certain majority-owned and 50% owned partnerships where we have control. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations of our foreign-based entities are included through November 30, 1998.

  At December 31, 1998 we, through our direct and indirect subsidiaries, were the general partner in 24 partnerships which own and operate 59 dialysis facilities. We consolidate our majority and 50% owned partnership investments because we exercise control through direct ownership and/or the rights to manage the daily operations of the business and the 50% or minority partners have only protective rights on the partnership. Minority-owned partnership investments are recorded under the equity method of accounting.

  In February 1996, RTC acquired, through two separate transactions, Intercontinental Medical Services, Inc., or IMS, and Midwest Dialysis Unit and its affiliates, or MDU. In July 1996, RTC acquired Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc., or the Kidney Center Group. Accordingly, the consolidated financial statements have been prepared to give retroactive effect to these mergers. Each of the transactions was separately accounted for as a pooling-of-interests. The consolidated financial statements include the results of IMS, MDU and the Kidney Center Group as of January 1, 1996.

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

  During 1996, 1997 and 1998, we received approximately 64%, 61% and 56% respectively, of our dialysis revenues from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid amounted to $205,564,000 and $204,770,000 as of December 31, 1997 and 1998, respectively. Medicare historically pays approximately 80% of government established rates for services provided by us. The remaining 20% typically is paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

                        TOTAL RENAL CARE HOLDINGS, INC.

  Medicare and Medicaid programs funded by the U.S. government generally reimburse us under prospective payment systems at amounts different from our established private rates. Revenues under these programs are generally recognized at prospective rates which are subject to periodic adjustment by federal and state agencies. We bill non-governmental third-party payors at established private rates. We have contracts for the provision of dialysis services to members of certain managed care organizations which generally include rate provisions at less than the established private rates.

  In August 1993, the Omnibus Budget Reconciliation Act of 1993, or OBRA 93, became effective. The Healthcare Financing Administration, or HCFA, originally interpreted certain provisions of OBRA 93 to require employer group health sponsored insurance plans, or private payors, to be the primary payor for patients who became dually entitled to Medicare benefits because they developed ESRD after they had earlier been entitled to Medicare due to age or disability. In July 1994, HCFA instructed the Medicare fiscal intermediaries to apply the provisions of OBRA 93 retroactively to August 10, 1993. Accordingly, we billed the responsible private payors as the primary payors and recognized these revenues, at the generally higher private rates, as services were rendered for periods after August 10, 1993.

  In April 1995, HCFA issued instructions of clarification to the fiscal intermediaries which stated that it had misinterpreted the OBRA 93 provisions, and that Medicare would continue as the primary payor despite a patient obtaining dual eligibility status under the Medicare ESRD provisions. Accordingly, we began recognizing revenues at Medicare rates for all such patients going forward from April 1995. We also adjusted our financial statements to reflect revenues earned at Medicare rates for such patients during the period from August 1993 through April 1995. This resulted in a reduction in revenues for the period August 1993 through April 1995 of approximately $3.1 million as these revenues had been previously recognized at the generally higher private rates.

  In June 1995, a federal court issued a preliminary injunction against HCFA prohibiting HCFA from retroactively applying its reinterpretation of the OBRA 93 provisions to periods prior to its April 1995 instructions of clarification. After the issuance of this preliminary injunction, we determined that a permanent injunction would likely be issued, and we adjusted our financial statements to reflect revenues earned during the period from August 1993 through April 1995 at the generally higher private rates. We made no adjustment to revenues recognized going forward from April 1995 because the injunction did not prohibit the prospective effect of HCFA's reinterpretation.

  In January 1998, a federal court issued a permanent injunction preventing HCFA from applying its reinterpretation of the OBRA 93 provisions because that application would be unlawful retroactive rulemaking. We did not adjust our revenues in January 1998 in response to the permanent injunction because revenues had already been recognized at the generally higher private rates after the issuance of the preliminary injunction in June 1995.

  As a Medicare and Medicaid provider, we are subject to extensive regulation by both the federal government and the states in which we conduct our business. Due to heightened awareness of federal and state budgets, scrutiny is being placed on the health care industry, potentially subjecting us to regulatory investigation and changes in billing procedures (see Note 13).

  The provisions of the Kennedy-Kassebaum legislation issued January 1, 1997 may limit our ability to pay for policy premiums for patients even with proven financial hardship. However, we believe that the bill did not intend to limit our ability to pay premiums for insurance coverage to third-party or governmental payors. In the fall of 1997, the Office of Inspector General of the Department of Health and Human Services, of HHS, issued an advisory opinion which would allow us to make grants to a foundation that may provide for these premium payments on behalf of eligible ESRD patients. Furthermore, a recent Congressional action will allow dialysis

                        TOTAL RENAL CARE HOLDINGS, INC.

providers to pay their patients' insurance premiums for secondary insurance. These premiums are generally less than the 20% co-payment that a private insurer would pay. Dialysis providers would be allowed to capture as incremental profit the difference between the premiums paid to these secondary insurers and the reimbursement amounts received from them. We plan to pay for a patient's secondary insurance premium only if the patient does not qualify for Medicaid and the patient demonstrates an inability to pay for this insurance. Dialysis providers will be able to pay directly their patients' premiums for secondary insurance beginning upon the enactment of regulations implementing the Congressional action, which is expected in the third quarter of 1999.

  We provide management services to dialysis facilities that we do not own under long-term and short-term agreements. Our fees typically are determined as a percentage of the facilities' patient revenues or operating results. The net fee due us is included in our net operating revenues as earned. Any costs incurred in performing these management services are recognized in facility operating and general and administrative expenses.

 Cash and cash equivalents

  Cash equivalents are highly liquid investments with original maturities of three months or less.

  As part of our cash management strategy, we utilize a zero-balance disbursement account that resulted in a cash overdraft of $10,392,000 as of December 31, 1998. This overdraft has been reclassified and included in other accrued liabilities in these financial statements.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

  Supplier rebates associated with medical supplies inventory are based on a percentage of purchases during the contract period and generally are paid to us on a quarterly or semi-annual basis. The percentage rate of rebate recognized by us is based upon expected purchase thresholds to be achieved during the contract period. We recognize supplier rebates in the same period that the related inventory expense is recognized and they are included in facility operating expenses in the consolidated statement of income. A corresponding rebate receivable is included in other current assets in the consolidated balance sheet.

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

 Capitalized interest

  We capitalize interest associated with the costs of significant facility expansion and construction. Interest is capitalized by using an interest rate which is equal to the weighted average borrowing rate on our long-term debt. Approximately $685,000 and $804,000 in interest expense was capitalized during 1997 and 1998, respectively.

 Intangible assets

  Business acquisition costs allocated to patient lists are amortized generally over five to eight years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically three to eleven years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the debt using the effective interest method. Pre-opening and development costs are expensed as incurred during 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The excess of aggregate purchase price over the fair value of net assets of businesses acquired is recorded as goodwill. Goodwill is amortized over 15 to 40 years using the straight-line method. Currently, the blended average life of our goodwill is 34 years.

 Impairment of Property and Equipment and Intangible Assets

  The carrying value of property and equipment and intangible assets are assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows from operations of the underlying businesses. Adjustments are made if the sum of the expected future undiscounted net cash flows is less than book value. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, or SFAS 121, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

 Income taxes

  We account for income taxes using an asset and liability approach, which requires recognition of deferred income taxes for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to be recovered or settled.

 Minority interests

  Minority interests represent the proportionate equity interest of other partners and stockholders in our consolidated entities which are not wholly owned. As of December 31, 1998, these included 24 active partnerships and corporations.

 Stock-based compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, requires us to elect to account for stock-based compensation on a fair value based model or an intrinsic value based model. We currently use the intrinsic value based model which is the accounting principle prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25. Under this model, compensation cost is the excess of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. The fair value based model prescribed by SFAS 123 requires us to value stock-based compensation using an accepted valuation model. Compensation cost is measured at the grant date based on the value of the award and would be recognized over the service period which is usually the vesting period. SFAS 123 requires us to either reflect the results of the valuation in the consolidated financial statements or alternatively continue to apply the provisions of APB 25 and make appropriate disclosure of the impact of such valuation in the accompanying notes to consolidated financial statements.

  We have elected to continue to apply the provisions of APB 25 to our employee stock-based compensation plans and have included the required disclosure of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method (see Note 10).

  Options granted to non-employees subsequent to December 15, 1998 are recorded at the fair value based upon the fair value criteria of SFAS 123.

                        TOTAL RENAL CARE HOLDINGS, INC.

 Earnings per share

  In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, Earnings Per Share, or SFAS 128. SFAS 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated by dividing net income before extraordinary item and net income by the weighted average number of shares of common stock outstanding. Earnings per common share assuming dilution includes the dilutive effects of stock options and warrants, using the treasury stock method, in determining the weighted average number of shares of common stock outstanding. Not currently used in the calculation is the effect of our convertible debt. For 1997 and 1998, the effect of our convertible debt is antidilutive and as such, is not to be included in the diluted EPS calculation. Earnings per share for all periods presented have been restated following the provisions of SFAS 128.

 Interest rate swap agreements

  We have entered into interest rate swap agreements (see Note 8) as a means of managing our interest rate exposure. We have not entered these agreements for trading or speculative purposes. These agreements have the effect of converting our line of credit obligation from a variable rate to a fixed rate. Net amounts paid or received are reflected as adjustments to interest expense. The counterparties to these agreements are large international financial institutions. These interest rate swap agreements subject us to financial risk that will vary during the life of the agreements in relation to the prevailing market interest rates. We are also exposed to credit loss in the event of non-performance by these counterparties. However, we do not anticipate non-performance by the other parties, and no material loss would be expected from non-performance by the counterparties.

 Financial instruments

  Our financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, employee compensation and benefits, and other accrued liabilities. These balances, as presented in the financial statements at December 31, 1997 and 1998, approximate their fair value. Borrowings under our credit facilities, of which $749,575,000 was outstanding as of December 31, 1998, reflect fair value as they are subject to fees and rates competitively determined in the marketplace. The fair value of the interest rate swap agreements is based on the present value of expected future cash flows from the agreement and was in a net payable position of $31,300,000 at December 31, 1998. The fair value of our 7% convertible subordinated notes was equal to the carrying book value because of the proximity in the time between the issue date of these notes and December 31, 1998; the fair value of the RTC 5 5/8% convertible subordinated notes was approximately $124,000,000 at December 31, 1998.

 Foreign currency translation

  Our principal operations outside of the United States are in Argentina and are relatively self-contained and integrated within Argentina. The currency in Argentina, which is considered the functional currency, floats with the U.S. dollar, therefore, there are no significant foreign currency translation adjustments. Our operations in Europe were nominal through December 31, 1998.

 Comprehensive income

  In June 1997, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130, which was adopted by us in the first quarter of 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements

                        TOTAL RENAL CARE HOLDINGS, INC.

or as additional line items within the current set of financial statements. Comprehensive income as defined includes certain changes in stockholders' equity during a period from non-income sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As we have no components of other comprehensive income through December 1998, there were no disclosure requirements involved in our adoption of SFAS 130. In the future, we are likely to have other comprehensive income that SFAS 130 will require us to disclose.

 Segment information

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that we report financial and descriptive information about our reportable operating segments. We have determined that we do not have any separately reportable segments.

 Derivative instruments and hedging activities

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Accordingly, for us, SFAS 133 will become effective January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which we are hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

  We have not yet determined the impact that the adoption of SFAS 133 will have on our earnings or statement of financial position.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.

                        TOTAL RENAL CARE HOLDINGS, INC.

2. Property and equipment

  Property and equipment comprise the following:

                                                         December 31,
                                                  ---------------------------
                                                      1997          1998
   Land.......................................... $  1,410,000  $   1,410,000
   Buildings.....................................    6,463,000     10,622,000
   Leaseholds and improvements...................   78,956,000    113,409,000
   Equipment.....................................  147,824,000    204,156,000
   Construction in progress......................    7,352,000     11,849,000
                                                  ------------  -------------
                                                   242,005,000    341,446,000
   Less accumulated depreciation and
    amortization.................................  (69,167,000)  (108,109,000)
                                                  ------------  -------------
   Property and equipment, net................... $172,838,000  $ 233,337,000
                                                  ============  =============

  Depreciation and amortization expense on property and equipment was $13,903,000, $22,160,000 and $40,032,000 for 1996, 1997, and 1998,
respectively.

3. Intangible assets

  A summary of intangible assets is as follows:

                                                          December 31,
                                                   ----------------------------
                                                       1997           1998
   Goodwill....................................... $624,740,000  $  951,330,000
   Patient lists..................................  122,463,000     132,048,000
   Noncompetition agreements......................   61,797,000      96,670,000
   Deferred debt issuance costs...................   23,415,000      19,329,000
   Other..........................................   18,891,000
                                                   ------------  --------------
                                                    851,306,000   1,199,377,000
   Less accumulated amortization..................  (77,040,000)   (114,982,000)
                                                   ------------  --------------
                                                   $774,266,000  $1,084,395,000
                                                   ============  ==============

  Amortization expense applicable to intangible assets was $18,542,000, $32,443,000 and $51,996,000 for 1996, 1997 and 1998 respectively.

  In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, or SOP 98-5, was issued. We adopted SOP 98-5 effective January 1, 1998. SOP 98-5 requires that pre-opening and organization costs, incurred in conjunction with facility pre-opening activities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all remaining unamortized pre-opening, development and organizational costs existing prior to January 1, 1998 of $11,196,000 were recognized, net of tax of $4,300,000, as the cumulative effect of a change in accounting principle in 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

4. Prepaid expenses and other current assets
  Prepaid expenses and other current assets comprise the following:

                                                           December 31,
                                                      -----------------------
                                                         1997        1998
   Supplier rebates and other current non-trade
    receivables...................................... $10,886,000 $37,917,000
   Prepaid income taxes..............................   5,501,000
   Prepaid expenses..................................   4,910,000   7,290,000
   Deposits..........................................     203,000     639,000
                                                      ----------- -----------
                                                      $21,500,000 $45,846,000
                                                      =========== ===========

5. Notes receivable

  During 1997, we entered into various agreements to provide funding for expansion to certain companies that provide renal dialysis or renal related services. These notes receivables are secured by the assets and operations of these companies. A summary of notes receivable is as follows:

                                                              December 31,
                                                         -----------------------
                                                            1997        1998
   Convertible note due June 2001 with interest at
    prime plus 1.5%....................................  $ 7,701,000 $15,919,000
   Convertible notes, due in quarterly installments
    commencing in 2001, with interest at prime plus
    1.5%...............................................    1,506,000   7,449,000
   Note receivable due November 30, 2002 with interest
    of 8.5%............................................    3,077,000   3,689,000
   Note from Victor M.G. Chaltiel, chief executive
    officer, repaid in 1998............................    1,820,000
   Convertible note, from a related party, due May 2000
    with interest at prime plus 1.5%...................                2,200,000
                                                         ----------- -----------
                                                         $14,104,000 $29,257,000
                                                         =========== ===========

6. Other accrued liabilities

  Other accrued liabilities comprise the following:

                                                             December 31,
                                                        -----------------------
                                                           1997        1998
   Customer refunds.................................... $ 5,278,000 $22,483,000
   Purchase price payable (see Note 8).................              15,223,000
   Accrued interest....................................   5,395,000  10,986,000
   Merger accrual......................................               4,765,000
   Other...............................................   5,254,000  14,268,000
                                                        ----------- -----------
                                                        $15,927,000 $67,725,000
                                                        =========== ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

7. Income taxes

  Our provision for income taxes consists of the following:

                                               Years ended December 31,
                                         --------------------------------------
                                            1996         1997          1998
   Current
     Federal............................ $20,655,000  $35,128,000  $ 47,426,000
     State..............................   3,562,000    6,430,000     9,069,000
     Foreign............................                1,070,000     1,052,000
   Deferred
     Federal............................  (1,151,000)  (1,963,000)  (14,268,000)
     State..............................    (106,000)    (453,000)   (1,699,000)
                                         -----------  -----------  ------------
                                         $22,960,000  $40,212,000  $ 41,580,000
                                         ===========  ===========  ============

  Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                    ------------------------
                                                       1997         1998
   Receivables, primarily allowance for doubtful
    accounts....................................... $ 8,635,000  $22,613,000
   Merger costs....................................                6,159,000
   Accrued benefits payable........................   2,114,000    2,821,000
   Deferred compensation...........................      67,000
   Foreign NOL carryforward........................     944,000      944,000
   Foreign tax credit carryforward.................     200,000      200,000
   Other...........................................     417,000      324,000
                                                    -----------  -----------
   Gross deferred tax assets.......................  12,377,000   33,061,000
   Fixed assets....................................  (2,821,000)  (4,115,000)
   Intangible assets...............................    (657,000)  (4,097,000)
   Other...........................................     (17,000)
                                                    -----------  -----------
     Gross deferred tax liabilities................  (3,495,000)  (8,212,000)
     Valuation allowance...........................  (1,144,000)  (1,144,000)
                                                    -----------  -----------
     Net deferred tax assets....................... $ 7,738,000  $23,705,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.

  The reconciliation between our effective tax rate and the U.S. federal income tax rate on income is as follows:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   1996      1997      1998
   Federal income tax rate......................     35.0%     35.0%     35.0%
   State taxes, net of federal benefit..........      4.1       4.1       3.1
   Foreign income taxes.........................                0.4
   Nondeductible amortization of intangible
    assets......................................      1.1       0.8       1.7
   Valuation allowance..........................                1.2
   Other........................................     (0.2)      0.7
                                                 --------  --------  --------
   Effective tax rate...........................     40.0      42.2      39.8
   Minority interests in partnerships...........     (2.3)     (1.9)     (8.2)
   Merger charges...............................                         33.3
                                                 --------  --------  --------
   Effective tax rate before minority
    interests...................................     37.7%     40.3%     64.9%
                                                 ========  ========  ========

8. Long-term debt

  Long-term debt comprises:

                                                        December 31,
                                                 ----------------------------
                                                     1997           1998
   Credit facilities............................ $590,000,000  $  749,575,000
   Convertible subordinated notes, 7%, due
    2009........................................                  345,000,000
   Convertible subordinated notes, 5 5/8%, due
    2006........................................  125,000,000     125,000,000
   Acquisition obligations and other notes
    payable.....................................   31,412,000      24,160,000
   Capital lease obligations (see Note 9).......    5,180,000       3,893,000
                                                 ------------  --------------
                                                  751,592,000   1,247,628,000
   Less current portion.........................  (27,810,000)    (21,847,000)
                                                 ------------  --------------
                                                 $723,782,000  $1,225,781,000
                                                 ============  ==============

  Maturities of long-term debt are as follows:

       1999........................................................ $ 21,847,000
       2000........................................................   10,893,000
       2001........................................................   94,579,000
       2002........................................................  153,567,000
       2003........................................................  241,559,000
       Thereafter..................................................  725,183,000

 12% senior subordinated discount notes

  In July and September 1996, we retired the remaining 65% of our 12% senior subordinated discount notes then outstanding for $68,499,000, including consent payments of $1,100,000. An extraordinary loss on the early extinguishment of debt of $12,623,000, net of income tax effect of $4,923,000, was recorded in 1996.

                        TOTAL RENAL CARE HOLDINGS, INC.

 Credit facilities

  At December 31, 1998 and 1997, we had outstanding borrowings under our revolving credit facility of $353,575,000 and $353,000,000, respectively, and at December 31, 1998, $396,000,000 was outstanding under our fixed term loan.

  On April 30, 1998, we replaced our existing $1,050,000,000 credit facilities with an aggregate of $1,350,000,000 in two senior bank facilities. These credit facilities consist of a seven-year $950,000,000 revolving senior credit facility and a ten-year $400,000,000 senior term facility. Up to $75,000,000 may be utilized for foreign financing. In general, borrowings under the credit facilities bear interest at one of two floating rates selected by us: (a) the Alternate Base Rate (defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%); or (b) Adjusted LIBOR (defined as the 30- , 60-, 90- or 180-day London Interbank Offered Rate, adjusted for statutory reserves) plus a margin that ranges from 0.45% to 1.75% depending on our leverage ratio. As a result of this financing, remaining net deferred financing costs in the amount of approximately $16,019,000, less tax of $6,087,000, were recognized as an extraordinary loss in 1998.

  Maximum borrowings under the $950,000,000 revolving credit facility will be reduced by $89,100,000 on September 30, 2001, $148,400,000 on September 30,
2002, and another $237,500,000 on September 30, 2003, and the revolving credit facility terminates on March 31, 2005. Under the $400,000,000 term facility, payments of $4,000,000 shall be made each consecutive year beginning on September 30, 1998 and continuing through September 30, 2007. The remaining balance of $360,000,000 is due on March 31, 2008 when the term facility terminates. The credit facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and impose limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends. We are in compliance with all such covenants.

  Certain of our subsidiaries, including Total Renal Care, Inc., or TRC, TRC West, Inc., Total Renal Care Acquisition Corp., RTC, Renal Treatment Centers-Mid Atlantic, Inc., Renal Treatment Centers-Northeast, Inc., Renal Treatment Centers-California, Inc., Renal Treatment Centers-West, Inc. and Renal Treatment Centers-Southeast, Inc., have guaranteed our obligations under the credit facilities on a senior basis.

  RTC also had a credit agreement which provided for a $350,000,000 revolving credit/term facility available to fund acquisitions and general working capital requirements, of which $237,000,000 was outstanding as of December 31, 1997. The RTC credit agreement was terminated and repaid with borrowings under our credit facilities on February 27, 1998 in connection with the completion of our merger with RTC. The remaining net amortized deferred financing costs in the amount of $4,392,000 related to the RTC credit agreement were recognized as an extraordinary loss, net of tax effect of $1,580,000, in 1998.

 5 5/8% convertible subordinated notes

  In June 1996, RTC issued $125,000,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into our common stock at a conversion price of $25.62 principal amount per share, subject to certain adjustments. At any time on or after July 17, 1999, all or any part of these notes will be redeemable at our option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption. These notes are guaranteed by TRCH.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The following is summarized financial information of RTC:

                                                           December 31,
                                                     -------------------------
                                                         1997         1998
   Cash and cash equivalents........................ $    743,000 $  5,396,000
   Accounts receivable, net.........................   95,927,000  130,129,000
   Other current assets.............................   19,484,000   19,106,000
                                                     ------------ ------------
     Total current assets...........................  116,154,000  154,631,000
   Property and equipment, net......................   72,777,000   75,641,000
   Intangible assets, net...........................  384,529,000  406,562,000
   Other assets.....................................   12,034,000    9,249,000
                                                     ------------ ------------
     Total assets................................... $585,494,000 $646,083,000
                                                     ============ ============
   Current liabilities (includes $306,628,000
    intercompany payable to TRC at December 31,
    1998)........................................... $ 62,673,000 $352,753,000
   Long-term debt...................................  367,219,000  125,199,000
   Other long-term liabilities......................      444,000
   Stockholders' equity.............................  155,158,000  168,131,000
                                                     ------------ ------------
     Total liabilities and stockholders' equity..... $585,494,000 $646,083,000
                                                     ============ ============

                                                Year ended December 31,
                                         --------------------------------------
                                             1996         1997         1998
   Net operating revenues..............  $225,077,000 $322,792,000 $472,355,000
   Total operating expenses............   203,402,000  277,869,000  446,438,000
                                         ------------ ------------ ------------
   Operating income....................    21,675,000   44,923,000   25,917,000
   Interest expense, net...............     4,384,000   11,802,000    8,993,000
                                         ------------ ------------ ------------
   Income before income taxes..........    17,291,000   33,121,000   16,924,000
   Income taxes........................     6,609,000   15,071,000   19,930,000
                                         ------------ ------------ ------------
   Income before extraordinary item and
    cumulative effect of change in
    accounting principle...............    10,682,000   18,050,000   (3,006,000)
   Extraordinary loss related to early
    extinguishment of debt, net of
    tax................................                               2,812,000
   Cumulative effect of change in
    accounting principle, net of tax...                               3,993,000
                                         ------------ ------------ ------------
     Net income (loss).................  $ 10,682,000 $ 18,050,000 $ (9,811,000)
                                         ============ ============ ============

 7% convertible subordinated notes

  In November 1998, we issued $345,000,000 of 7% convertible subordinated notes due 2009, or the 7% notes, in a private placement offering. The 7% notes are convertible, at the option of the holder, at any time into common stock at a conversion price of $32.81 principal amount per share. We may redeem the 7% notes on or after November 15, 2001. The 7% notes are general, unsecured obligations junior to all of our existing and future senior debt and, effectively all existing and future liabilities of ours and our subsidiaries. We subsequently filed a registration statement covering the resale of the 7% notes which has not yet been declared effective by the Securities and Exchange Commission (see Note 17).

                        TOTAL RENAL CARE HOLDINGS, INC.

 Acquisition obligations

  In 1994, pursuant to a business acquisition, RTC entered into an agreement to pay $7,364,100 in annual installments commencing June 1995 through June 1998. Interest on the unpaid principal amount of the note accrued at an annual rate of 6.5%, payable in arrears each June 1 from 1995 from 1998. The note allowed the seller to convert the principal amount of the note into that number of shares of common stock of RTC based upon the average daily closing sale price of RTC stock during December 1994. During 1997, the note payable was paid in full through the issuance of common stock.

  In 1996, pursuant to a business acquisition, RTC entered into an agreement to pay a total of $8,050,000 to the seller in a single installment in January 1997. During 1997, pursuant to several business acquisitions, RTC entered into several other agreements to pay the various sellers a total of $24,468,000 in single installments in January 1998.

  In conjunction with certain facility acquisitions, we have issued three letters of credit. Two of these were released on April 1, 1997. The remaining letter of credit of $3,000,000 is being released to the seller in three annual principal installments of $1,000,000 commencing January 1997. We have also agreed to pay the seller interest at 6.50% on the outstanding principal. As of December 31, 1997 and December 31, 1998 the aggregate amount outstanding, including accrued interest, was $2,183,000 and $1,106,000 respectively.

  In December 1998, we purchased two facilities for a combined total of $15,223,000 with a short term loan made to the sellers, which subsequently has been repaid. Because of its short term maturity it has been included in other accrued liabilities as of December 31, 1998.

 Interest rate swap agreements

  On November 25, 1996, we entered into a seven-year interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1997, the total notional principal amount of this interest rate swap agreement was $100,000,000 and the effective interest rate thereon was 7.57%. On July 24, 1997, we entered into a ten-year interest rate swap agreement. At December 31, 1997, the total notional principal amount of this interest rate swap agreement was $200,000,000 and the effective interest rate thereon was 7.77%. In April 1998, in conjunction with the refinancing of our senior credit facilities, these two forward interest rate swap agreements were cancelled. The loss associated with the early cancellation of those swaps was approximately $9,823,000.

  In May 1998, we entered into forward interest rate cancelable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. At December 31, 1998, the effective interest rate for borrowings under the swap agreement is 6.90%.

9. Leases

  We lease the majority of our facilities under noncancelable operating leases expiring in various years through 2021. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. In the normal course of business, operating leases are generally renewed or replaced by other similar leases.

                        TOTAL RENAL CARE HOLDINGS, INC.

  Future minimum lease payments under noncancelable operating leases are as follows:

       1999....................................................... $ 41,794,000
       2000.......................................................   32,317,000
       2001.......................................................   28,388,000
       2002.......................................................   25,784,000
       2003.......................................................   23,545,000
       Thereafter.................................................   84,908,000
                                                                   ------------
       Total minimum lease payments............................... $236,736,000
                                                                   ============

  Rental expense under all operating leases for 1996, 1997 and 1998 amounted to $15,901,000, $24,589,000 and $38,975,000 respectively.

  We also lease certain equipment under capital lease agreements. Future minimum lease payments under capital leases are as follows:

       1999........   $ 2,675,000
       2000........     1,303,000
       2001........       712,000
       2002........       267,000
       2003........        91,000
       Thereafter..           --
       Less portion
        representing
        interest...    (1,155,000)
                      -----------
       Total
        capital
        lease
        obligation,
        including
        current
        portion....   $ 3,893,000
                      ===========

  The net book value of fixed assets under capital lease was $5,649,000 and $4,314,000 at December 31, 1997 and 1998, respectively. Capital lease obligations are included in long-term debt (see Note 8).

10. Stockholders' equity

 Public offerings of common stock

  On April 3, 1996, and October 31, 1996 we completed equity offerings of 13,416,667 and 4,166,667 shares of our common stock, respectively; 5,833,333 and 833,334, respectively, of which were sold for our account and 7,583,333 and 3,333,333 respectively, of which were sold by certain of our stockholders. The net proceeds received by us of $109,968,000 and $18,350,000, respectively, were used to repay borrowings incurred under our credit facilities in connection with acquisitions, to repurchase and subsequently retire our 12% senior subordinated notes, to finance other acquisitions and de novo developments and for working capital and other corporate purposes.

 Change in shares, stock splits and dividends

  Dividend distributions paid during 1996 were to the former shareholders of entities acquired by RTC in transactions accounted for as poolings of interests as described in Note 1.

  On September 30, 1997 we announced a common stock dividend to all stockholders of record as of October 7, 1997, to be paid on October 20, 1997. Each stockholder received two additional shares of common stock for each three shares held. Fractional shares calculated as a result of the stock dividend were paid out in cash in the amount of approximately $14,000. As such, all share and per share amounts presented in the financial statements and related notes thereto have been retroactively restated to reflect this dividend which was accounted for as a stock split.

                        TOTAL RENAL CARE HOLDINGS, INC.

 Earnings per share

  The reconciliation of the numerators and denominators used to calculate earnings per share is as follows:

                                               Year ended December 31,
                                         -------------------------------------
                                            1996         1997         1998
Income before extraordinary item and
 cumulative effect of change in
 accounting principle:
  As reported........................... $34,407,000  $55,027,000  $15,342,000
                                         ===========  ===========  ===========
Income before extraordinary item and
 cumulative effect of change in
 accounting principle--assuming
 dilution:
  As reported........................... $34,407,000  $55,027,000  $15,342,000
  Add back interest on RTC earnout note,
   tax effected.........................     233,000       34,000
                                         -----------  -----------  -----------
                                         $34,640,000  $55,061,000  $15,342,000
                                         ===========  ===========  ===========
Applicable common shares:
  Average outstanding during the year...  74,172,000   77,649,000   80,156,000
  Reduction in shares in connection with
   notes receivable from employees......    (130,000)    (125,000)     (13,000)
                                         -----------  -----------  -----------
Weighted average number of shares
 outstanding for use in computing basic
 earnings per share.....................  74,042,000   77,524,000   80,143,000
  Outstanding stock options (based on
   the treasury stock method)...........   2,411,000    2,288,000    1,558,000
  Dilutive effect of RTC earnout note...     772,000      163,000
                                         -----------  -----------  -----------
  Adjusted weighted average number of
   common and common share equivalent
   shares outstanding--assumming
   dilution.............................  77,225,000   79,975,000   81,701,000
                                         ===========  ===========  ===========
Earnings per common share--basic........ $      0.46  $      0.71  $      0.19
Earnings per common share--assuming
 dilution............................... $      0.45  $      0.69  $      0.19

 Stock-based compensation plans

  At December 31, 1998, we had four stock-based compensation plans, which are described below.

  1994 plan. In August 1994, we established the Total Renal Care Holdings, Inc. 1994 Equity Compensation Plan which provides for awards of nonqualified stock options to purchase our common stock and other rights to purchase shares of our common stock to certain of our employees, directors, consultants and facility medical directors.

  Under terms of the 1994 plan, we may grant awards for up to 8,474,078 shares of our common stock. Original options granted generally vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that we meet certain performance criteria. In April 1996, we changed the vesting schedule for new options granted so that options vest over four years from the date of grant. The exercise price of each option equals the market price of our stock on the date of grant, and an option's maximum term is ten years.

  Purchase rights to acquire 1,314,450 common shares for $0.90-$3.60 per share have been awarded to certain employees under the 1994 plan. All of these rights were exercised and we received notes for the uncollected portion of the purchase proceeds. These notes bear interest at the lesser of The Bank of New York's prime rate or 8%, are full recourse to the employees, and are secured by the employees' stock. The notes are repayable four years from the date of issuance, subject to certain prepayment requirements. At December 31, 1997 and 1998 the outstanding notes plus accrued interest totaled $212,000 and $215,000, respectively.

                        TOTAL RENAL CARE HOLDINGS, INC.

  During fiscal 1995, 1,477,778 of the options issued to purchase our common stock were issued to Victor M.G. Chaltiel. These options originally vested 50% over four years and 50% in the same manner as other options granted under the 1994 plan. In September 1995, our board of directors and stockholders agreed to accelerate Mr. Chaltiel's vesting period and all of the options became 100% vested. Pursuant to this action, Mr. Chaltiel exercised all of the stock options through the issuance of a full recourse note of $1,330,000 bearing interest at the lesser of prime or 8%. Additionally, Mr. Chaltiel executed a full recourse note for $1,349,000 bearing interest at the lesser of prime or 8% per annum to meet his tax liability in connection with the stock option exercise. In April 1996, this note was increased by an additional $173,000. These notes were secured by other shares of company stock and matured in September 1999 or upon disposition of the common stock by Mr. Chaltiel. During 1998, this note was repaid in full.

  1995 plan. In November 1995, we established the Total Renal Care Holdings, Inc. 1995 Equity Compensation Plan which provides awards of stock options and the issuance of our common shares, subject to certain restrictions, to certain employees, directors and other individuals providing services to us. There are 1,666,667 common shares reserved for issuance under the 1995 plan. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years, subject to certain restrictions. We generally issue awards with the exercise prices equal to the market price of our stock on the date of grant.

  1997 plan. In July 1997, we established the Total Renal Care Holdings, Inc. 1997 Equity Compensation Plan which provides awards of stock options and the issuance of our common shares, subject to certain restrictions, to certain employees, directors and other individuals providing services to us. In February 1998, we increased the shares reserved for issuance under the 1997 plan to 7,166,667 common shares. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years. We generally issue awards with the exercise prices equal to the market price of our stock on the date of grant.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for 1996, 1997, and 1998, respectively: dividend yield of 0% for all periods; weighted average expected volatility of 36.35%, 35.12% and 33.98%; risk-free interest rates of 6.56%, 6.40% and 5.51% and expected lives of six years for all periods.

  A combined summary of the status of the 1994 plan, the 1995 plan, and the 1997 plan as of and for the years ended December 31, 1996, 1997 and 1998 is presented below:

                              Year ended           Year ended           Year ended
                           December 31, 1996    December 31, 1997    December 31, 1998
                          -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted
                                      Average              Average              Average
                                      Exercise             Exercise             Exercise
                           Options     Price    Options     Price    Options     Price
Outstanding at beginning
 of period..............   1,441,685   $ 1.91   3,118,394   $13.82   5,039,838   $16.01
Granted.................   1,818,913    22.28   3,931,080    19.74   5,570,567    31.10
Exercised...............    (111,647)    0.92    (275,620)    3.96    (254,220)    9.48
Forfeited...............     (30,557)    2.43  (1,734,016)   22.46    (308,401)   28.25
                          ----------   ------  ----------   ------  ----------   ------
Outstanding at end of
 year...................   3,118,394   $13.82   5,039,838   $16.01  10,047,784    24.15
                          ==========   ======  ==========   ======  ==========   ======
Options exercisable at
 year end...............     663,007              797,474            1,959,913
                          ==========           ==========           ==========
Weighted-average fair
 value of options
 granted during the
 year...................               $10.52               $ 9.15               $13.67
                                       ======               ======               ======

  Forfeitures and grants include the effects of modifications to the terms of awards as if the original award was repurchased and exchanged for a new award of greater value. On April 24, 1997, 1,649,735 shares were

                        TOTAL RENAL CARE HOLDINGS, INC.

cancelled and reissued at the market price as of that date. The new awards vest annually over three years on the anniversary date of the new award.

  The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                          Options Outstanding                Options Exercisable
               ------------------------------------------ --------------------------
  Range of                Weighted Average    Weighted                  Weighted
  Exercise                   Remaining        Average               Average Exercise
   Prices       Options   Contractual Life Exercise Price  Options       Price
$ 0.01-$ 5.00     812,937    5.8 years         $ 1.15       770,474      $ 1.10
$ 5.01-$10.00      16,545    5.8 years           5.40        12,204        5.40
$10.01-$15.00      13,890    6.8 years          11.82        10,705       11.82
$15.01-$20.00   3,650,919    7.9 years          18.68     1,023,984       18.56
$20.01-$25.00     260,891    9.1 years          21.84        36,454       21.76
$25.01-$30.00     435,043    8.9 years          26.31        82,836       26.50
$30.01-$35.00   4,854,559    9.5 years          32.15        23,256       30.79
$35.01-$40.00       3,000    9.2 years          35.58
               ----------    ---------         ------     ---------      ------
               10,047,784    8.6 years         $24.15     1,959,913      $12.12
               ==========    =========         ======     =========      ======

  RTC plans. In September 1990, RTC established a stock plan, which provided for awards of incentive and nonqualified stock options to certain directors, officers, employees and other individuals. In 1995 and 1996, the stock plan was amended to increase the number of RTC common shares available for grant to 3,253,395 and 4,321,395 respectively. In addition, in 1996, RTC established an option plan for outside directors pursuant to which nonqualified stock options to purchase up to 80,100 shares of RTC common stock were reserved for issuance.

  Options granted under RTC's plans generally vest from three to five years and an option's maximum term is ten years, subject to certain restrictions. Incentive stock options were granted at an exercise price not less than the fair market value of RTC's common stock on the date of grant. Nonqualified stock options were permitted to be granted as low as 50% of market value, subject to certain floor restrictions. Accordingly, compensation expense for the difference between the fair market value and the exercise price for nonqualified stock options is recorded over the vesting period of these options.

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

  In December 1996, RTC granted 133,500 incentive stock options to one of its officers. These options were granted at an exercise price equal to the fair market value of RTC's common stock on the date of the grant and were fully vested on the grant date.

  Also in December 1996, RTC granted 40,050 non-qualified stock options in connection with the release of RTC from certain obligations. The options were granted at an exercise price equal to the fair market value of RTC's common stock on the date of grant and were fully vested as of December 31, 1997.

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  Upon consummation of our merger with RTC, all outstanding options were converted to Total Renal Care Holdings Inc. Special Purpose Option Plan options. This plan provides for awards of incentive and nonqualified stock options in exchange for outstanding RTC stock plan options. Options under this plan have the same provisions and terms provided for in the RTC stock plan, including acceleration provisions upon certain sale of assets, mergers and consolidations. On the merger date, there was a conversion of 2,156,426 of RTC's options. Further, options for 1,305,738 shares became fully vested due to change in control accelerated vesting provisions which were contained in the original grants. Options for 1,662,356 shares were exercised subsequent to the merger date. Our Stock Plan Committee has the option of accelerating the remaining options upon certain sales of assets, mergers and consolidations.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1996 and 1997, respectively: dividend yield of 0% for all periods; weighted average expected volatility of 29.3% and 43%; risk free interest rates of 6.18% and 6.55%; and expected lives of 5.63 and 4.29 years.

  A summary of the status of the RTC plans as of and for the years ended December 31, 1996, 1997 and 1998, is presented below:

                              Year ended          Year ended          Year ended
                          December 31, 1996   December 31, 1997    December 31, 1998
                          ------------------- ------------------- --------------------
                                     Weighted            Weighted             Weighted
                                     Average             Average              Average
                                     Exercise            Exercise             Exercise
                           Options    Price    Options    Price    Options     Price
Outstanding at beginning
 of period .............  1,658,601   $ 7.33  2,293,483   $11.09   3,285,192   $13.20
Granted.................    997,376    16.50  1,182,543    16.84
Exercised...............   (351,814)    8.73   (171,830)    7.60  (2,901,218)   12.88
Forfeited...............    (10,680)    9.09    (19,004)   13.09     (16,341)   15.45
                          ---------   ------  ---------   ------  ----------   ------
Outstanding at end of
 year...................  2,293,483   $11.09  3,285,192   $13.33     367,633    15.66
                          =========   ======  =========   ======  ==========   ======
Options exercisable at
 year end...............    966,903           1,785,169              248,958
                          =========           =========           ==========
Weighted-average fair
 value of options
 granted during the
 year...................              $ 7.35              $ 9.70
                                      ======              ======

  The following table summarizes information about RTC fixed stock options outstanding at December 31, 1998:

                       Options Outstanding            Options Exercisable
             --------------------------------------- ----------------------
  Range of           Weighted Average    Weighted               Weighted
Exercise                Remaining         Average                Average
Prices       Options Contractual Life Exercise Price Options Exercise Price
 5.01-15.00   30,972       6.0            $ 8.58      24,564     $ 8.57
15.01-20.00  336,661       8.0             16.31     224,394      16.45
             -------       ---            ------     -------     ------
             367,633       7.9            $15.66     248,958     $15.68
             =======       ===            ======     =======     ======

                        TOTAL RENAL CARE HOLDINGS, INC.

  Stock Purchase Plan. In November 1995, we established the Total Renal Care Holdings, Inc. Employees Stock Purchase Plan which entitles qualifying employees to purchase up to $25,000 of common stock during each calendar year. The amounts used to purchase stock are typically accumulated through payroll withholdings and through an optional lump sum payment made in advance of the first day of the plan. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Each purchase right period begins on January 1 or July 1, as selected by the employee and ends on December 31. Payroll withholdings related to the plan, included in accrued employee compensation and benefits, were $1,120,000 and $1,892,000 at December 31, 1997, and 1998 respectively. Subsequent to December 31, 1996, and December 31, 1997, 174,775 and 49,060 shares, respectively were issued to satisfy our obligations under the plan.

  For the November 1995 and July 1996 purchase right periods the fair value of the employees' purchase rights were estimated on the beginning date of the purchase right period using the Black-Scholes model with the following assumptions for grants on November 3, 1995, July 1, 1996, January 1, 1997 and July 1, 1997, respectively: dividend yield of 0% for all periods; expected volatility of 36.6% in 1995 and 1996 and 34.23% in 1997; risk-free interest rate of 5.5%, 6.6%, 6.8% and 6.8% and expected lives of 1.2, 0.5, 1.0, and 0.5 years. Using these assumptions, the weighted-average fair value of purchase rights granted were $2.86, $7.37, $15.31, and $11.17, respectively.

  The fair value of the January 1, 1998 and July 1, 1998 purchase right periods were not estimated at December 31, 1998 because of the employees' ability to withdraw from participation through December 31.

                        TOTAL RENAL CARE HOLDINGS, INC.

  Pro forma net income and earnings per share. We applied APB Opinion No. 25 and related interpretations in accounting for all of our plans. Accordingly, no compensation cost has been recognized for our fixed stock option plans and our stock purchase plan. Had compensation cost for our stock-based compensation plans been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Year ended   Year ended
                                           December     December    Year ended
                                              31,          31,     December 31,
                                             1996         1997         1998
Income before extraordinary item and
 cumulative effect of change in
 accounting principle...................  $28,830,000  $43,282,000 $  9,154,000
  Extraordinary loss....................   (7,700,000)              (12,744,000)
  Cumulative effect of change in
   accounting principle.................                             (6,896,000)
                                          -----------  ----------- ------------
  Net income (loss).....................  $21,130,000  $43,282,000 $(10,486,000)
                                          ===========  =========== ============
Earnings per common share
  Income before extraordinary item......  $      0.39  $      0.56 $       0.11
  Extraordinary loss....................        (0.10)                    (0.16)
  Cumulative effect of change in
   accounting principle.................                                  (0.08)
                                          -----------  ----------- ------------
  Net income (loss).....................  $      0.29  $      0.56 $      (0.13)
                                          ===========  =========== ============
Weighted average number of common shares
 and equivalents outstanding               74,042,000   77,524,000   80,143,000
                                          ===========  =========== ============
Earnings per common share--assuming
 dilution:
  Income before extraordinary item......  $      0.35  $      0.55 $       0.11
  Extraordinary loss....................       ( 0.09)                    (0.16)
  Cumulative effect of change in
   accounting principle.................                                  (0.08)
                                          -----------  ----------- ------------
  Net income (loss).....................  $      0.26  $      0.55 $      (0.13)
                                          ===========  =========== ============
Weighted average number of common shares
 and
 equivalents outstanding--assuming
 dilution...............................   83,477,000   78,982,000   81,701,000
                                          ===========  =========== ============

11. Transactions with related parties

 Tenet

  Tenet Healthcare Corporation, or Tenet, owns less than 5% of our common stock and we provide dialysis services to Tenet hospital patients under agreements with terms of one to three years. The contract terms are comparable to contracts with unrelated third parties. Included in the receivable from Tenet are amounts related to these services of $534,000 and $350,000 at December 31, 1997 and 1998, respectively. Net operating revenues received from Tenet for these services were $2,260,000, $2,640,000 and $2,424,000 for 1996, 1997 and
1998, respectively.

 DLJ

  A managing director of Donaldson, Lufkin & Jenrette, or DLJ, serves on our board of directors and, prior to August 1997, an affiliate of DLJ held an ownership interest in us. During 1996 DLJ was one of several underwriters for two public stock offerings in which we issued 11,666,667 and 833,334 shares, respectively. Fees for these transactions to DLJ or its affiliates were $5,075,000, and $780,000, respectively. Effective with the August 1997 public offering of common stock, DLJ and its affiliates no longer own an interest in us. During 1998, DLJ advised us on our acquisition of RTC and assisted us in the issuance of the 7% notes.

                        TOTAL RENAL CARE HOLDINGS, INC.

12. Employee benefit plan

  We have a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute from 1% to 15% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. We may make a contribution under the plan each fiscal year as determined by our board of directors. We made matched contributions of $58,000, in accordance with specific state requirements, in 1998.

  RTC had a defined contribution savings plan covering substantially all of its employees. RTC's contributions under the plan were approximately $548,000, and $1,069,000 and $641,000 for years ended December 31, 1996, 1997 and 1998, respectively. Effective July 1, 1998, the plan was terminated and merged into our plan.

13. Contingencies

  Our Florida-based laboratory subsidiary is presently the subject of a Medicare carrier review. The carrier has requested certain medical and billing records for certain patients and we have provided the requested records. The carrier has suspended further payments to the laboratory subsidiary, amounting to approximately $11 million at December 31, 1998, and made a formal overpayment determination. We are appealing the overpayment determination and have filed a suit to lift the payment suspension.

  Following the announcement on February 18, 1999 of our preliminary results of the fourth quarter of fiscal 1998 and the full year then ended, several class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Central District of California. The complaints are similar and allege violations of federal securities laws arising from alleged false and misleading statements primarily regarding our accounting for the integration of RTC into TRCH and request unspecified monetary damages. We believe that all of the claims are without merit and we intend to defend ourselves vigorously. We anticipate that the attorneys' fees and related costs of defending these lawsuits should be covered primarily by our directors and officers insurance policies and we believe that any additional costs will not have a material impact on our financial condition, results of operations or cash flows.

  In addition, we are subject to claims and suits in the ordinary course of business for which we believe we will be covered by insurance. We do not believe that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on our financial condition, results of operations or cash flows.

14. Mergers and acquisitions

 Mergers

  During the fiscal year 1996, RTC completed the following three mergers:

  . The Kidney Center Group

  On July 23, 1996, RTC acquired the Kidney Center Group. The two dialysis facilities acquired are located in Florida and serviced a total of approximately 185 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, RTC issued 482,377 shares of its common stock in exchange for all of the outstanding stock of the Kidney Center Group.

  . MDU

  On February 29, 1996, RTC acquired MDU. The 11 dialysis facilities acquired are located in Oklahoma and serviced a total of approximately 317 patients as of the acquisition date. The transaction was accounted for

                        TOTAL RENAL CARE HOLDINGS, INC.

under the pooling-of-interests method of accounting. In the transaction, RTC issued 767,168 shares of its common stock in exchange for all of the outstanding stock of MDU.

  . IMS

  On February 20, 1996, RTC acquired IMS. The four dialysis facilities acquired are located in Hawaii and serviced a total of approximately 444 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, RTC issued 1,047,464 shares of its common stock in exchange for all of the outstanding stock of IMS.

  The consolidated financial statements give retroactive effect to the mergers with the Kidney Center Group, IMS and MDU and include the Kidney Center Group, IMS and MDU for all periods presented. The following is a summary of the separate and combined results of operations for 1996:

                                                         Pooling
                                               RTC      Companies* RTC Combined
       Net patient revenue................ $217,529,000 $7,548,000 $225,077,000
       Income from operations.............   20,495,000  1,180,000   21,675,000
       Net income.........................    9,985,000    697,000   10,682,000

--------
* Includes pooling transactions only for period prior to acquisition. Activity subsequent to acquisition dates is included in RTC.

 Acquisitions

  We have implemented an acquisition strategy which, through December 31, 1998, has resulted in the acquisition of (a) 396 facilities providing services to ESRD patients; (b) two laboratories; (c) a pharmacy; (d) a vascular access management company; and (e) a clinical research company specializing in renal and renal-related services. The following is a summary of acquisitions that were accounted for as purchases for 1996, 1997 and 1998.

                                               Year ended December 31,
                                        --------------------------------------
                                            1996         1997         1998
Number of facilities acquired..........           67          119           76
Number of common shares issued.........      102,645       17,613       98,549
Estimated fair value of common shares
 issued................................ $  1,830,000 $    273,000 $  2,796,000
Acquisition obligations (Note 8).......   15,886,000                15,233,000
Cash paid, net of cash acquired........  179,002,000  455,090,000  338,164,000
                                        ------------ ------------ ------------
Aggregate purchase price............... $196,718,000 $455,363,000 $356,193,000
                                        ============ ============ ============

  In addition, during this period we developed 52 de novo facilities, three of which we manage, entered into management contracts covering an additional 29 unaffiliated facilities, and purchased the minority interest at nine of our existing facilities.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The assets and liabilities of the acquired entities in the preceding table were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market value are preliminary and subject to adjustment during the first year following the acquisition. The results of operations of the facilities and laboratories have been included in our financial statements from their respective acquisition dates. These initial allocations were as follows:

                                              Years ended December 31,
                                       ----------------------------------------
                                           1996          1997          1998
Identified intangibles................ $ 34,682,000  $ 87,498,000  $ 39,992,000
Goodwill..............................  135,456,000   366,121,000   315,655,000
Tangible assets.......................   44,265,000    47,053,000    30,650,000
Liabilities assumed...................  (17,685,000)  (45,309,000)  (30,104,000)
                                       ------------  ------------  ------------
  Total purchase price................ $196,718,000  $455,363,000  $356,193,000
                                       ============  ============  ============

  The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

                                        Year ended   Year ended    Year ended
                                       December 31, December 31,  December 31,
                                           1996         1997          1998
                                       (unaudited)  (unaudited)   (unaudited)
Net revenues.........................  $794,235,000 $999,033,000 $1,345,376,000
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle................  $ 50,253,000 $ 64,467,000 $   19,530,000
Net income (loss)....................    42,553,000   64,467,000       (110,000)
Pro forma net income per share before
 extraordinary item and cumulative
 effect of change in accounting
 principle...........................  $       0.68 $       0.83 $         0.24
Pro forma net income per share before
 extraordinary item and cumulative
 effect of change in accounting
 principle--assuming dilution........  $       0.65 $       0.81 $         0.24
Pro forma net income (loss) per
 share...............................          0.57         0.83           0.00
Pro forma net income (loss) per
 share--assuming dilution............          0.55         0.81           0.00

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

  Since December 31, 1998, we have acquired 17 additional facilities in ten separate transactions for an aggregate purchase price of approximately $44.6 million all of which will be accounted for as purchases.

                        TOTAL RENAL CARE HOLDINGS, INC.

15. Supplemental cash flow information

  The table below provides supplemental cash flow information:

                                                  Years ended December 31,
                                             -----------------------------------
                                                1996        1997        1998
Cash paid for:
  Income taxes.............................  $30,069,000 $37,402,000 $13,676,000
  Interest.................................    5,730,000  25,039,000  66,409,000
Noncash investing and financing activities:
  Estimated value of stock and options
   issued in acquisitions..................    2,810,000     273,000   2,796,000
  Fixed assets acquired under capital lease
   obligations.............................    3,670,000     829,000     583,000
  Contribution to partnerships.............      943,000   2,318,000   2,592,852
  Issuance of common stock in connection
   with earn out note......................    1,474,000   5,148,000
  Issuance of common stock in connection
   with Kidney Center Group, IMS and MDU
   mergers.................................    3,204,000
  Grant of stock options in connection with
   covenant not to compete.................                  235,000

                        TOTAL RENAL CARE HOLDINGS, INC.

16. Selected quarterly financial data (unaudited)

  Summary unaudited quarterly financial data for 1997 and 1998 is as follows (in thousands, except per share amounts).

                          March 31, June 30, September 30, December 31, March 31,  June 30,  September 30, December 31,
                            1997      1997       1997          1997       1998       1998        1998          1998
Net operating revenues..  $157,937  $179,715   $197,749      $225,596   $258,749   $288,350    $318,585      $339,210
Operating income........    24,596    28,694     33,287        38,203    (30,948)    56,837      66,184        49,745
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    11,788    13,470     14,632        15,137    (46,088)    17,839      27,381        16,210
Net income (loss).......    11,788    13,470     14,632        15,137    (55,796)     7,907      27,381        16,210
Income (loss) per common
 share:
 Income before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............      0.15      0.17       0.19          0.19      (0.59)      0.22        0.34          0.20
 Extraordinary loss.....                                                   (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle.............                                                   (0.09)
                          --------  --------   --------      --------   --------   --------    --------      --------
 Net income (loss) per
  share.................      0.15      0.17       0.19          0.19      (0.71)      0.10        0.34          0.20
                          ========  ========   ========      ========   ========   ========    ========      ========
Income (loss) per common
 share--assuming
 dilution:
 Income (loss) before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............      0.15      0.17       0.18          0.19      (0.59)      0.22        0.33          0.20
 Extraordinary loss.....                                                   (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle.............                                                   (0.09)
                          --------  --------   --------      --------   --------   --------    --------      --------
 Net income (loss) per
  share.................      0.15      0.17       0.18          0.19      (0.71)      0.10        0.33          0.20
                          ========  ========   ========      ========   ========   ========    ========      ========

                        TOTAL RENAL CARE HOLDINGS, INC.

  A reconciliation of the amounts originally reported for the first three quarters of 1998 to the amounts presented above is as follows:

                     March 31,             March 31,  June 30,             June 30,  September 30,
                       1998                  1998       1998                 1998        1998                 September 30,
                     Original   Adjustment Adjusted   Original  Adjustment Adjusted    Original    Adjustment 1998 Adjusted
                     ---------  ---------- ---------  --------  ---------- --------  ------------- ---------- -------------
Net operating
 revenues........... $258,749              $258,749   $288,350             $288,350    $318,585                 $318,585
Operating income....  (42,058)    11,110    (30,948)    59,707    (2,870)    56,837      69,054      (2,870)      66,184
Income before
 extraordinary item
 and cumulative
 effect of change in
 accounting
 principle..........  (52,776)     6,688    (46,088)    19,567    (1,728)    17,839      29,109      (1,728)      27,381
Net income (loss)...  (62,484)     6,688    (55,796)     9,635    (1,728)     7,907      29,109      (1,728)      27,381
Income (loss) per
 common share:
 Income before
  extraordinary item
  and cumulative
  effect of change
  in accounting
  principle.........    (0.67)      0.08      (0.59)      0.24     (0.02)      0.22        0.36       (0.02)        0.34
 Extraordinary
  loss..............    (0.03)                (0.03)     (0.12)               (0.12)
 Cumulative effect
  of change in
  accounting
  principle.........    (0.09)                (0.09)
 Net income (loss)
  per share.........    (0.79)      0.08      (0.71)      0.12     (0.02)      0.10        0.36       (0.02)        0.34
Income (loss) per
 common share--
 assuming dilution:
 Income before
  extraordinary item
  and cumulative
  effect of change
  in accounting
  principle.........    (0.67)      0.08      (0.59)      0.24     (0.02)      0.22        0.35       (0.02)        0.33
 Extraordinary
  loss..............    (0.03)                (0.03)     (0.12)               (0.12)
 Cumulative effect
  of change in
  accounting
  principle.........    (0.09)                (0.09)
 Net income (loss)
  per share.........    (0.79)      0.08      (0.71)      0.12     (0.02)      0.10        0.35       (0.02)        0.33

  See Note 1 and Note 17 regarding revisions to 1998 quarterly results.

17. Subsequent events

  During 1999, we received a comment letter from the SEC related to the registration statement for our $345 million 7% convertible subordinated notes. We responded to the initial comment letter and recently received a second comment letter from the SEC which requires further analysis and response by us. Based on the results of this process to date, we have made adjustments to our accrual for merger and related charges as described in Note 1 and Note 16. The SEC comment process is not complete and its resolution could require further revisions to our financial statements.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the 30th day of March, 1999.

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

             Signature                           Title                  Date
    /s/ Victor M.G. Chaltiel         Chairman of the Board, Chief  March 30, 1999
____________________________________ Executive Officer, President
        Victor M.G. Chaltiel         and Director (Principal
                                     Executive Officer)

        /s/ John E. King             Senior Vice President and     March 30, 1999
____________________________________ Chief Financial Officer
            John E. King             (Principal Financial
                                     Officer)

     /s/ John J. McDonough           Vice President and Chief      March 30, 1999
____________________________________ Accounting Officer
         John J. McDonough           (Principal Accounting
                                     Officer)

      /s/ Maris Andersons            Director                      March 30, 1999
____________________________________
          Maris Andersons

      /s/ Peter T. Grauer            Director                      March 30, 1999
____________________________________
          Peter T. Grauer

    /s/ Regina E. Herzlinger         Director                      March 30, 1999
____________________________________
        Regina E. Herzlinger

      /s/ Shaul G. Massry            Director                      March 30, 1999
____________________________________
          Shaul G. Massry

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audit of the consolidated financial statements referred to in our report dated March 29, 1999, appearing on page F-1 of this Annual Report on Form 10-K also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K for the years ended December 31, 1996, 1997 and 1998. In our opinion, based upon our audit, the Financial Statement Schedule presents fairly, in all material respects, the information for the years ended December 31, 1996, 1997 and 1998 set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Seattle, Washington
March 29, 1999

                        TOTAL RENAL CARE HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions        Deductions
                                              ---------------------- -----------
                                                           Balances
                                  Balance at    Amounts       of
                                   Beginning  Charged to  Companies    Amounts   Balance at
          Description               of Year     Income     Acquired  Written off End of Year
Allowance for doubtful accounts:
  Year ended December 31, 1996..  $ 9,172,000 $15,737,000 $1,896,000 $11,040,000 $15,765,000
  Year ended December 31, 1997..   15,765,000  20,525,000  2,962,000   8,557,000  30,695,000
  Year ended December 31, 1998..   30,695,000  44,365,000  1,172,000  14,384,000  61,848,000

                                 EXHIBIT INDEX

 Exhibit                                                                  Page
 Number                           Description                            Number
  3.1    Amended and Restated Certificate of Incorporation of TRCH,
          dated December 4, 1995.(1)
  3.2    Certificate of Amendment of Certificate of Incorporation of
          TRCH, dated February 26, 1998.(2)
  3.3    Bylaws of TRCH, dated October 6, 1995.(3)
  4.1    Shareholders Agreement, dated August 11, 1994, between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Continental Bank, as
          voting trustee, and TRCH.(4)
  4.2    Agreement and Amendment, dated as of June 30, 1995, between
          DLJMBP, DLJIP, DLJOP, DLJMBF, DLJESC, Tenet, TRCH, Victor
          M.G. Chaltiel, the Putnam Purchasers, the Crescent
          Purchasers and the Harvard Purchasers, relating to the
          Shareholders Agreement dated as of August 11, 1994 between
          DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties, Continental
          Bank, as voting trustee, and TRCH.(4)
  4.3    Indenture, dated June 12, 1996 by RTC to PNC Bank including form of RTC Note.(12)
  4.4    First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 indenture.(2)
  4.5    Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 indenture.(2)
  4.6    Indenture, dated as of November 18, 1998, between TRCH and
          United States Trust Company of New York, as trustee, and
          Form of Note.(5)
  4.7    Registration Rights Agreement, dated as of November 18, 1998, between TRCH and DLJ, BNY Capital Markets, Inc., Credit
          Suisse First Boston Corporation and Warburg Dillon Read LLC,
          as the initial purchasers.(5)
  4.8    Purchase Agreement, dated as of November 12, 1998, between
          TRCH and the initial purchasers.(5)
         Noncompetition Agreement, dated August 11, 1994, between TRCH
 10.1    and Tenet.(4)
 10.2    Employment Agreement, dated as of August 11, 1994, by and
          between TRCH and Victor M.G. Chaltiel (with forms of
          Promissory Note and Pledge and Stock Subscription Agreement
          attached as exhibits thereto).(4)*
 10.3    Amendment to Mr. Chaltiel's employment agreement, dated as of
          August 11, 1994.(4)*
 10.4    Second Amendment to Mr. Chaltiel's employment agreement,
          dated as of March 2, 1998.*X
 10.5    Employment Agreement, dated as of March 2, 1998, by and
          between TRCH and Barry C. Cosgrove.(6)*
 10.6    Employment Agreement, dated as of March 2, 1998, by and
          between TRCH and Leonard W.
          Frie.(6)*
 10.7    Employment Agreement, dated as of March 2, 1998, by and
          between TRCH and John E. King.(6)*
 10.8    Employment Agreement dated as of March 2, 1998 by and between
          TRCH and Stan M. Lindenfeld.(6)*
 10.9    Amendment to Dr. Lindenfeld's employment agreement, dated
          September 1, 1998.*X
 10.10   First Amended and Restated 1994 Equity Compensation Plan of
          TRCH (with form of Promissory Note and Pledge attached as an exhibit thereto), dated August 5, 1994.(4)*
 10.11   Form of Stock Subscription Agreement relating to the 1994
          Equity Compensation Plan.(4)*

 Exhibit                                                                  Page
 Number                           Description                            Number
 10.12   Form of Purchased Shares Award Agreement relating to the 1994
          Equity Compensation Plan.(4)*
 10.13   Form of Nonqualified Stock Option relating to the 1994 Equity
          Compensation Plan.(4)*
 10.14   1995 Equity Compensation Plan.(3)*
 10.15   Employee Stock Purchase Plan.(3)*
 10.16   Option Exercise and Bonus Agreement, dated as of September
          18, 1995 between TRCH and Victor M.G. Chaltiel.(3)*
 10.17   1997 Equity Compensation Plan.(7)
 10.18   Amended and Restated Revolving Credit Agreement, dated as of
          April 30, 1998, by and among TRCH, the lenders party
          thereto, DLJ Capital Funding, Inc., as Syndication Agent,
          First Union National Bank, as Documentation Agent, and The
          Bank of New York, as Administrative Agent.(8)
 10.19   Amendment No. 1 and Consent No. 1, dated as of August 5,
          1998, to the Revolving Credit Agreement.X
 10.20   Amendment No. 2, dated as of November 12, 1998, to the
          Revolving Credit Agreement.X
 10.21   Amended and Restated Term Loan Agreement, dated as of April
          30, 1998, by and among TRCH, the lenders party thereto, DLJ
          Capital Funding, Inc., as Syndication Agent, First Union
          National Bank, as Documentation Agent, and The Bank of New
          York, as Administrative Agent.(8)
 10.22   Subsidiary Guaranty dated as of October 24, 1997 by Total
          Renal Care, Inc., TRC West, Inc. and Total Renal Care
          Acquisition Corp. in favor of and for the benefit of The
          Bank of New York, as Collateral Agent, the lenders to the
          Revolving Credit Agreement, the lenders to the Term Loan
          Agreement, the Term Agent (as defined therein), the
          Acknowledging Interest Rate Exchangers (as defined therein)
          and the Acknowledging Currency Exchangers (as defined
          therein).(9)
 10.23   Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New
          York, as Collateral Agent, the lenders to the Revolving
          Credit Agreement, the lenders to the Term Loan Agreement,
          the Term Agent (as defined therein), the Acknowledging
          Interest Rate Exchangers (as defined therein) and the
          Acknowledging Currency Exchangers (as defined therein).(9)
 10.24   Amendment to Borrower Pledge Agreement, dated February 27,
          1998, executed by TRCH in favor of The Bank of New York, as
          Collateral Agent.X
 10.25   Form of Subsidiary Pledge Agreement dated as of October 24,
          1997 by Total Renal Care, Inc., TRC West, Inc. and Total
          Renal Care Acquisition Corp., and The Bank of New York, as
          Collateral Agent, the lenders to the Revolving Credit
          Agreement, the lenders to the Term Loan Agreement, the Term
          Agent (as defined therein), the Acknowledging Interest Rate
          Exchangers (as defined therein) and the Acknowledging
          Currency Exchangers (as defined therein).(9)
 10.26   Subsidiary Pledge Agreement, dated as of February 27, 1998, by RTC and The Bank of New York, as Collateral Agent, the
          lenders to the Revolving Credit Agreement, the lenders to
          the Term Loan Agreement, the Term Agent (as defined
          therein), the Acknowledging Interest Rate Exchangers (as
          defined therein) and the Acknowledging Currency Exchangers
          (as defined therein).X

 Exhibit                                                                  Page
 Number                           Description                            Number
 10.27   Form of First Amendment to Borrower/Subsidiary Pledge
          Agreement, dated April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(8)
 10.28   Form of Acknowledgement and Confirmation, dated April 30,
          1998, by TRCH, RTC, TRC West, Inc., Total Renal Care, Inc.,
          Total Renal Care Acquisition Corp., Renal Treatment
          Centers--Mid-Atlantic, Inc., Renal Treatment Centers--
          Northeast, Inc., Renal Treatment Centers--California, Inc.,
          Renal Treatment Centers--West, Inc., and Renal Treatment
          Centers--Southeast, Inc. for the benefit of The Bank of New
          York, as Collateral Agent and the lenders party to the Term
          Loan Agreement or the Revolving Credit Agreement.(8)
 10.29   Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware
          corporation and wholly-owned subsidiary of TRCH, and
          RTC.(10)
 10.30   First Amendment to the Subsidiary Guaranty dated February 17,
          1998.(2)
 10.31   Special Purpose Option Plan.(11)
 10.32   Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)
 12.1    Statement re Computation of Ratios of Earnings to Fixed
          Charges.X
 21.1    List of our subsidiaries.X
 23.1    Consent of PricewaterhouseCoopers LLP.X
 24.1    Powers of Attorney with respect to TRCH (included on page II-
          1 hereof). X
 27.1    Financial Data Schedule.X

--------
  X  Included in this filing.
  *  Management contract or executive compensation plan or arrangement.
 (1) Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 (2) Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
 (3) Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
 (4) Filed on August 29, 1995 as an exhibit to our Form 10-K for the year ended May 31, 1995.
 (5) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
 (6) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.
 (7) Filed on August 29, 1997 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-34695).
 (8) Filed on May 18, 1998 as an exhibit to Amendment No. 1 to our annual report for the year ended December 31, 1997 on Form 10-K/A.
 (9) Filed on December 19, 1997 as an exhibit to our Current Report on Form 8-K.
(10) Filed on December 19, 1997 as Annex A to our Registration Statement on
     Form S-4 (Registration Statement No. 333-42653).
(11) Filed on February 25, 1998 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-46887).
(12) Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.