Form 10-Q
period 1999-03-31
TOTAL RENAL CARE HOLDINGS INC
filed 1999-05-17
CIK 927066

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

    For the quarterly period ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from         to

                         Commission File Number: 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                            Outstanding at
                 Class                                                        May 1, 1999
                 -----                                                     -----------------
     Common Stock, Par Value $0.001....................................... 81,172,370 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

  Unless otherwise indicated in this Form 10-Q, "we," "us," "our" and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

  As previously announced, we are engaged in discussions with the staff of the SEC in connection with the filing of a registration statement covering the resale of our 7% convertible subordinated notes. The results of these discussions may require us to amend some of the information contained in this Form 10-Q. For more details, see Note 1 to our condensed consolidated financial statements.

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
  Condensed Consolidated Balance Sheets as of March 31, 1999 and December
   31, 1998................................................................   1
  Condensed Consolidated Statements of Income and Comprehensive Income for
   the three months ended March 31, 1999 and March 31, 1998................   2
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and March 31, 1998.................................   3
  Notes to Condensed Consolidated Financial Statements.....................   4
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  10
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  15
Risk Factors...............................................................  16
                           PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K...................................  24
Signatures.................................................................  25

---------------------
Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,      December 31,
                                                      1999            1998
                                                 --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents....................  $   39,905,000  $   41,487,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $68,828,000 and
   $61,848,000, respectively...................     441,810,000     416,472,000
  Deferred income taxes........................      34,320,000      31,917,000
  Other current assets.........................      58,122,000      50,395,000
                                                 --------------  --------------
    Total current assets.......................     574,157,000     540,271,000
Property and equipment, net....................     261,189,000     233,337,000
Notes receivable...............................      31,953,000      29,257,000
Other long-term assets.........................      62,790,000      28,321,000
Intangible assets, net of accumulated
 amortization of $130,936,000 and $114,982,000,
 respectively..................................   1,117,315,000   1,084,395,000
                                                 --------------  --------------
    Total assets...............................  $2,047,404,000  $1,915,581,000
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations.....  $   19,435,000  $   21,847,000
  Other current liabilities....................     149,531,000     152,617,000
                                                 --------------  --------------
    Total current liabilities..................     168,966,000     174,464,000
Long term debt and other.......................   1,324,754,000   1,227,671,000
Deferred income taxes..........................      15,301,000       8,212,000
Minority interests.............................      26,545,000      23,422,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 81,153,000
   and 81,030,000 shares issued and
   outstanding, respectively)..................          81,000          81,000
  Additional paid-in capital...................     415,581,000     413,095,000
  Notes receivable from stockholders...........        (364,000)       (356,000)
  Accumulated other comprehensive income.......        (336,000)
  Retained earnings............................      96,876,000      68,992,000
                                                 --------------  --------------
    Total stockholders' equity.................     511,838,000     481,812,000
                                                 --------------  --------------
    Total liabilities and stockholders'
     equity....................................  $2,047,404,000  $1,915,581,000
                                                 ==============  ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                   Three months ended March 31, 1999 and 1998

                                                   Three Months
                                            ---------------------------
                                                1999           1998
                                            -------------  ------------
STATEMENTS OF INCOME
Net operating revenues....................  $ 352,244,000  $258,749,000
Operating expenses:
  Facilities..............................    222,083,000   166,995,000
  General and administrative..............     22,737,000    16,910,000
  Provision for doubtful accounts.........     10,478,000     6,763,000
  Depreciation and amortization...........     27,025,000    19,594,000
  Merger and related costs................                   79,435,000
                                            -------------  ------------
   Total operating expenses...............    282,323,000   289,697,000
  Operating income (loss).................     69,921,000   (30,948,000)
Interest expense, net of capitalized
 interest.................................    (22,767,000)  (14,517,000)
Interest income...........................      1,330,000     1,642,000
                                            -------------  ------------
  Income (loss) before income taxes,
   minority interests, extraordinary item
   and cumulative effect of change in
   accounting principle...................     48,484,000   (43,823,000)
Income taxes..............................     18,282,000       872,000
                                            -------------  ------------
  Income (loss) before minority interests,
   extraordinary item and cumulative
   effect of change in accounting
   principle..............................     30,202,000   (44,695,000)
Minority interests in income of
 consolidated subsidiaries................      2,318,000     1,393,000
                                            -------------  ------------
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle...................     27,884,000   (46,088,000)
Extraordinary loss, net of tax of
 $1,580,000...............................                    2,812,000
Cumulative effect of change in accounting
 principle, net of tax of $4,300,000......                    6,896,000
                                            -------------  ------------
Net income (loss).........................  $  27,884,000  $(55,796,000)
                                            =============  ============
Earnings (loss) per common share:
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle...................  $        0.34  $      (0.59)
  Extraordinary loss, net of tax..........                        (0.03)
  Cumulative effect of change in
   accounting principle, net of tax.......                        (0.09)
                                            -------------  ------------
  Net income (loss).......................  $        0.34  $      (0.71)
                                            =============  ============
Weighted average number of common shares
 outstanding..............................     81,102,000    78,926,000
                                            =============  ============
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle...................  $        0.34  $      (0.59)
  Extraordinary loss, net of tax..........                        (0.03)
  Cumulative effect of change in
   accounting principle, net of tax.......                        (0.09)
                                            -------------  ------------
  Net income (loss).......................  $        0.34  $      (0.71)
                                            =============  ============
Weighted average number of common shares
 and equivalents outstanding--assuming
 dilution.................................     86,458,000    78,926,000
                                            =============  ============
STATEMENTS OF COMPREHENSIVE INCOME
  Net income (loss).......................  $  27,884,000  $(55,796,000)
  Other comprehensive income:
   Foreign currency translation...........       (336,000)
                                            -------------  ------------
  Comprehensive income (loss).............  $  27,548,000  $(55,796,000)
                                            =============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1999 and 1998

                                                         Three Months
                                                  ----------------------------
                                                      1999           1998
                                                  -------------  -------------
Cash flows from operating activities:
  Net income (loss) ............................. $  27,884,000  $ (55,796,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization................    27,025,000     19,594,000
    Extraordinary item, net of tax...............                    2,812,000
    Provision for doubtful accounts..............    10,478,000      6,763,000
    Change in accounting principle, net of tax...                    6,896,000
    Compensation expense from stock option
     exercise....................................                   16,000,000
    Changes in working capital...................   (27,070,000)   (31,825,000)
                                                  -------------  -------------
      Total adjustments..........................   (10,433,000)    20,240,000
                                                  -------------  -------------
        Net cash provided by (used in) operating
         activities..............................    38,317,000    (35,556,000)
                                                  -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment............   (38,638,000)   (12,937,000)
  Cash paid for acquisitions, net of cash
   acquired......................................   (77,417,000)   (64,160,000)
  Other..........................................   (17,666,000)   (18,930,000)
                                                  -------------  -------------
        Net cash used in investing activities....  (133,721,000)   (96,027,000)
                                                  -------------  -------------
Cash flows from financing activities:
  Borrowings from bank credit facility...........    84,500,000    494,000,000
  Principal payments on long-term obligations....                 (325,121,000)
  Net proceeds from sale of common stock.........     1,992,000     17,441,000
  Other..........................................     7,330,000      4,628,000
                                                  -------------  -------------
        Net cash provided by financing
         activities..............................    93,822,000    190,948,000
                                                  -------------  -------------
Net (decrease) increase in cash..................    (1,582,000)    59,365,000
Cash at beginning of period......................    41,487,000      6,143,000
                                                  -------------  -------------
Cash at end of period............................ $  39,905,000  $  65,508,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. In our opinion the interim financial information reflects all normal recurring adjustments which are necessary to state fairly our consolidated financial position, results of operations, and cash flows as of and for the periods indicated. We presume that users of the interim financial information herein have read or have access to our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, we have omitted footnote and other disclosures which would substantially duplicate the disclosures contained in our Form 10-K for the year ended December 31, 1998. We have made certain reclassifications of prior period amounts to conform to current period classifications. The interim financial information herein is not necessarily representative of a full year's operations.

  The information related to the activity for the three months ended March 31, 1998 has been restated for certain reclassifications and adjustments in response to comments we have received from the SEC regarding our Registration Statement on Form S-3 filed December 18, 1998. The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000. These reclassifications and adjustments are more fully described in our Form 10-K for the year ended December 31, 1998.

  2. On February 27, 1998, we acquired Renal Treatment Centers, Inc., or RTC, in a merger transaction. The merger was accounted for as a pooling of interests. As a result, we restated our condensed consolidated financial statements to include RTC for all periods presented. We had no transactions with RTC prior to the combination and no adjustments were necessary to conform RTC's accounting policies to ours. The results of operations for the separate companies and the combined results presented in the condensed consolidated financial statements follow:


                                                       Three months ended
                                                            March 31,
                                                    -------------------------
                                                        1999         1998
                                                    ------------ ------------
   Net operating revenues
     TRCH.......................................... $231,842,000 $144,088,000
     RTC...........................................  120,402,000  114,661,000
                                                    ------------ ------------
                                                    $352,244,000 $258,749,000
                                                    ============ ============
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle
     TRCH.......................................... $ 21,576,000 $(18,773,000)
     RTC...........................................    6,308,000  (27,315,000)
                                                    ------------ ------------
                                                    $ 27,884,000 $(46,088,000)
                                                    ============ ============
   Net income (loss)
     TRCH.......................................... $ 21,576,000 $(21,677,000)
     RTC...........................................    6,308,000  (34,119,000)
                                                    ------------ ------------
                                                    $ 27,884,000 $(55,796,000)
                                                    ============ ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  Merger and related costs recorded during the first quarter of 1998 in connection with our merger with RTC included costs associated with certain of the integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs. A summary of merger and related costs and accrual activity through March 31, 1999 is as follows:

                                       Severance
                           Direct         and         Costs to
                         Transaction   Employment    Integrate
                            Costs        Costs       Operations      Total
Initial expense......... $21,580,000  $ 41,960,000  $ 15,895,000  $ 79,435,000
Amounts utilized in
 1998................... (22,885,000)  (37,401,000)  (13,137,000)  (73,423,000)
Adjustment of
 estimates..............   1,305,000      (959,000)   (1,593,000)   (1,247,000)
                         -----------  ------------  ------------  ------------
Accrual, December 31,
 1998................... $               3,600,000     1,165,000     4,765,000
                         ===========
Amounts utilized--1st
 quarter 1999...........                  (600,000)      (90,000)     (690,000)
                                      ------------  ------------  ------------
Accrual, March 31,
 1999...................              $  3,000,000  $  1,075,000  $  4,075,000
                                      ============  ============  ============

  The remaining balance of severance and employment costs represents tax gross-up payments expected to be paid in the second quarter of 1999. The remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

  3. During the quarter ended March 31, 1999, we purchased 23 centers and additional interests from minority partners in certain of our partnerships. Total cash consideration for these transactions was approximately $77.4 million.

  We accounted for these transactions under the purchase method. The cost of these acquisitions will be allocated primarily to intangible assets such as patient charts, noncompete agreements and goodwill to the extent the purchase price exceeds the value of the tangible assets, primarily capital equipment.

  The results of operations on a pro forma basis, as though the above acquisitions had been combined with us at the beginning of each period presented for the three months ended March 31, are as follows:

                                                        1999         1998
                                                    ------------ ------------
   Pro forma net operating revenues................ $357,614,000 $270,325,000
   Pro forma income (loss) before extraordinary
    item and cumulative effect of change in
    accounting principle........................... $ 28,777,000 $(44,673,000)
   Pro forma net income (loss) .................... $ 28,777,000 $(54,381,000)
   Pro forma earnings (loss) per share before
    extraordinary item and cumulative effect of
    change in accounting principle:
     Basic......................................... $       0.35 $      (0.57)
     Assuming dilution............................. $       0.35 $      (0.57)

  4. In March 1998, Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, or SOP 98-1, was issued and we adopted SOP 98-1 in the first quarter of 1999, effective January 1, 1999. SOP 98-1 defines internal-use software and identifies whether internal-use software costs that we incur must be expensed or capitalized. Costs that should be capitalized include external direct costs of materials and services, payroll and payroll related costs for employees directly associated with the internal-use software projects and certain interest costs incurred in the application development stage. All other internal-use software costs are expensed as incurred.

  As a result of the adoption of SOP 98-1, we capitalized certain direct costs of materials and payroll and payroll related costs related to software projects currently in their application development stage. The capitalized costs of these projects are included in projects under development as a component of property, plant and equipment, as of March 31, 1999. The impact of the adoption is not material to our operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                                                         Three months Ended
                                                             March 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------  ------------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle..........................................  $27,884,000  $(46,088,000)
Interest, net of tax resulting from dilutive effect
 of convertible debt................................    1,088,000
                                                      -----------  ------------
Adjusted income (loss)..............................   28,972,000   (46,088,000)
Extraordinary loss, net of tax......................                 (2,812,000)
Cumulative effect of change in accounting principle,
 net of tax.........................................                 (6,896,000)
                                                      -----------  ------------
Income (loss)--assuming dilution....................  $28,972,000  $(55,796,000)
                                                      ===========  ============
Applicable Common Shares
  Average outstanding during the period.............   81,123,000    79,031,000
Reduction in shares in connection with notes
 receivable from employees..........................      (21,000)     (105,000)
                                                      -----------  ------------
Weighted average number of shares outstanding
 for use in computing earnings per share............   81,102,000    78,926,000
Dilutive effect of outstanding stock options........      477,000
Dilutive effect of convertible debt.................    4,879,000
                                                      -----------  ------------
Weighted average number of shares and equivalents
 outstanding for use in computing earnings per
 share--assuming dilution...........................   86,458,000    78,926,000
                                                      ===========  ============
Earnings (loss) per common share:
  Income (loss) per common share before
   extraordinary item and cumulative effect
   of change in accounting principle................  $      0.34  $      (0.59)
  Extraordinary loss, net of tax....................                      (0.03)
  Cumulative effect of change in accounting
   principle, net of tax............................                      (0.09)
                                                      -----------  ------------
Net income (loss) per common share..................  $      0.34  $      (0.71)
                                                      ===========  ============
Earnings (loss) per common share--assuming dilution:
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle........................................  $      0.34  $      (0.59)
  Extraordinary loss, net of tax....................                      (0.03)
  Cumulative effect of change in accounting
   principle, net of tax............................                      (0.09)
                                                      -----------  ------------
Net income (loss) per common share--assuming
 dilution...........................................  $      0.34  $      (0.71)
                                                      ===========  ============

  Included in the above calculation for the three months ended March 31, 1999, is the effect of RTC's 5 5/8% convertible subordinated notes due 2006 treated on an "as converted" basis; however, the effect is not included for the three months ended March 31, 1998 because it was anti-dilutive.

  6. During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. At March 31, 1999, the effective interest rate for borrowings under the swap agreement was 7.2%.

                        TOTAL RENAL CARE HOLDINGS, INC.

  7. In June 1996, RTC issued $125,000,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into our common stock at a conversion price of $25.62 principal amount per share, subject to certain adjustments. At any time on or after July 17, 1999, all or any part of these notes will be redeemable at our option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption. These notes are guaranteed by TRCH.

  The following is summarized financial information of RTC:

                                                       March 31,   December 31,
                                                          1999         1998
                                                      ------------ ------------
   Cash and cash equivalents........................  $          0 $  5,396,000
   Accounts receivable, net.........................   127,355,000  130,129,000
   Other current assets.............................    18,906,000   19,106,000
                                                      ------------ ------------
    Total current assets............................   146,261,000  154,631,000
   Property and equipment, net......................    86,734,000   75,641,000
   Intangible assets, net...........................   421,469,000  406,562,000
   Other assets.....................................     3,159,000    9,249,000
                                                      ------------ ------------
    Total assets....................................  $657,623,000 $646,083,000
                                                      ============ ============
   Current liabilities (includes $311,843,000 and
    $306,628,000 intercompany payable to TRCH at
    March 31, and December 31, 1998, respectively)..  $348,631,000 $352,753,000
   Long-term debt...................................   134,553,000  125,199,000
   Stockholder's equity.............................   174,439,000  168,131,000
                                                      ------------ ------------
    Total liabilities and stockholders' equity......  $657,623,000 $646,083,000
                                                      ============ ============

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                          1999         1998
   Net operating revenues..........................   $120,402,000 $114,661,000
   Total operating expenses........................    108,258,000  136,407,000
                                                      ------------ ------------
   Operating income (loss).........................     12,144,000  (21,746,000)
   Interest expense, net...........................      1,802,000    3,588,000
                                                      ------------ ------------
   Income before income taxes......................     10,342,000  (25,334,000)
   Income taxes....................................      4,034,000    1,981,000
                                                      ------------ ------------
    Net income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle.....................................   $  6,308,000 $(27,315,000)
                                                      ============ ============

  8. In November 1998, we issued $345,000,000 of 7% convertible subordinated notes due 2009, or the 7% notes, in a private placement offering. The 7% notes are convertible, at the option of the holder, at any time into our common stock at a conversion price of $32.81 per share. We may redeem the 7% notes on or after November 15, 2001. The 7% notes are general, unsecured obligations junior to all of our existing and future senior debt and, effectively, all existing and future liabilities of us and our subsidiaries.

  We subsequently filed a registration statement covering the resale of the 7% notes which has not yet been declared effective by the SEC. As further described in the registration statement, commencing May 18, 1999, we will accrue certain monetary penalties on a weekly basis until the registration statement is declared effective, as follows:

            Days
            following
            180 days
            after       Weekly  Cumulative
            closing     Penalty  Penalty
            ---------   ------- ----------
            0-90        $17,250 $  207,000
            91-180       34,500    656,000
            181-270      51,750  1,328,000
            271-360      69,000  2,225,000
            Thereafter   86,250

  Payment of these penalties is due upon the next interest due date.

                        TOTAL RENAL CARE HOLDINGS, INC.

  9. Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that 99.3% of the tests performed by this laboratory for the review period it initially identified, from January 1995 to April 1996, were not properly supported by the prescribing physicians' medical justification. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of claims related to this laboratory. The carrier has withheld approximately $20 million to date. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and the Department of Health and Human Services, or HHS, of this matter.

  We have consulted with outside counsel, reviewed our records, are disputing the overpayment determination vigorously and have provided extensive supporting documentation of our claims. We have cooperated with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determination. The first step in this formal review process is a hearing before a hearing officer at the carrier, which is scheduled to begin in June 1999. We have received minimal responses from the carrier to our repeated requests for clarification and information regarding the continuing payment suspension. In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. We initiated this action only after serious consideration and the unanimous approval of our board of directors, and we believe it is necessary to bring a prompt resolution to this payment dispute. We are unable to determine at this time:

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

  10. Subsequent to March 31, 1999, we completed acquisitions of 11 dialysis facilities for consideration of approximately $50.5 million, which has been funded by additional borrowings under our credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  As described in Note 2 to our condensed consolidated financial statements, we acquired Renal Treatment Centers, Inc., or RTC, on February 27, 1998 in a merger accounted for as a pooling of interests. Accordingly, our condensed consolidated financial statements have been restated to include RTC for all periods presented.

Results of Operations

 Three months ended March 31, 1999 compared to the three months ended March 31, 1998.

  The information related to the activity for the three months ended March 31, 1998 has been restated for certain reclassifications and adjustments in response to comments we have received from the SEC regarding our Registration Statement on Form S-3 filed December 18, 1998. The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000. These reclassifications and adjustments are more fully described in our Form 10-K for the year ended December 31, 1998.

  Net operating revenues. Net operating revenues consist primarily of dialysis and ancillary fees from patient treatments and reflect the amounts expected to be realized from the government, third-party payors, patients, hospitals and others for services provided. Net operating revenues increased $93,495,000 to $352,244,000 in the first quarter of 1999 from $258,749,000 in the first quarter of 1998, representing a 36.1% increase. Of this increase, $68,649,000 was due to increased treatments from acquisitions, existing facility growth and from de novo developments. The remaining increase of $24,846,000 resulted from an increase in net operating revenues per treatment which increased from $235.31 in the first quarter of 1998 to $253.16 in the first quarter of 1999. The increase in net operating revenue per treatment was mainly attributable to an increase in ancillary services intensity and pricing of $13,339,000, primarily in the the administration of EPO of $9,979,000, an increase in services reimbursed by private payors of $6,846,000, who pay at higher rates, stemming from the extension of the period during which Medicare is secondary payor and private payors are primary payor for an additional twelve-month period, and an increase in corporate and ancillary program fees of $4,661,000, primarily from the expansion of laboratory services to former RTC facilities of $3,251,000.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $55,088,000 to $222,083,000 in the first quarter of 1999 from $166,995,000 in the first quarter of 1998 and as a percentage of net operating revenues, facility operating expenses decreased to 63.1% in the first quarter of 1999 from 64.5% in the first quarter of 1998. This decrease was attributable to an increase in revenue rates, improvements in operating costs per treatment from our Quality/Value/Growth program, and a one-time $1.7 million charge incurred in the first quarter of 1998 for a write-down of inventory acquired in the RTC transaction.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $5,827,000 to $22,737,000 in the first quarter of 1999 from $16,910,000 in the first quarter of 1998 and as a percentage of net operating revenues, general and administrative expenses remained at 6.5% in both quarters.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $3,715,000 to $10,478,000 in the first quarter of 1999 from $6,763,000 in the first quarter of 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 3.0% in the first quarter of 1999 from

2.6% in the first quarter of 1998. This increase was due to an increase in the non-governmental payor mix caused by the Medicare as secondary payor extension.

  Depreciation and amortization. Depreciation and amortization increased $7,431,000 to $27,025,000 in the first quarter of 1999 from $19,594,000 in the first quarter of 1998. As a percentage of net operating revenues, depreciation and amortization increased to 7.7% in the first quarter of 1999 from 7.6% in the first quarter of 1998. The increase is primarily attributable to an increase over the prior period in the relative number of international acquisitions which generate goodwill with a shorter amortization period as compared to domestic acquisitions.

  Merger and related costs.

  Merger and related costs recorded during the first quarter of 1998 include costs associated with certain integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs, in connection with our merger with RTC.

  A summary of merger and related costs and accrual activity through March 31, 1999 is as follows:

                         Direct Transaction  Severance and   Costs to Integrate
                               Costs        Employment Costs     Operations        Total
                         ------------------ ---------------- ------------------ ------------
Initial expense.........    $ 21,580,000      $ 41,960,000      $ 15,895,000    $ 79,435,000
Amounts utilized in
 1998...................     (22,885,000)      (37,401,000)      (13,137,000)    (73,423,000)
Adjustment of
 estimates..............       1,305,000          (959,000)       (1,593,000)     (1,247,000)
                            ------------      ------------      ------------    ------------
Accrual, December 31,
 1998...................    $                    3,600,000         1,165,000       4,765,000
                            ============
Amounts utilized--1st
 quarter 1999...........                          (600,000)          (90,000)       (690,000)
                                              ------------      ------------    ------------
Accrual, March 31,
 1999...................                      $  3,000,000      $  1,075,000    $  4,075,000
                                              ============      ============    ============

  The remaining balance of severance and employment costs represents tax gross-up payments expected to be paid in the second quarter of 1999. The remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

  Operating income. Operating income increased $100,869,000 to $69,921,000 in the first quarter of 1999 from an operating loss of $30,948,000 in the first quarter of 1998. Operating income before merger and related costs increased $21,434,000 to $69,921,000 from $48,487,000 in the first quarter of 1998. As a percentage of net operating revenues, operating income before merger and related costs increased to 19.9% in the first quarter of 1999 from 18.7% in the first quarter of 1998 primarily due to increased revenues, and a decrease in facility operating expense partially offset by an increase in the provision for doubtful accounts and in depreciation and amortization expense.

  Interest expense. Interest expense increased $8,250,000 to $22,767,000 in the first quarter of 1999 from $14,517,000 in the first quarter of 1998. The increase in interest expense was due to an increase in borrowings made under our credit facilities to fund acquisitions.

  Interest income. Interest income is generated as a result of the short-term investment of surplus cash from operations and excess proceeds from borrowings under our credit facilities. Interest income decreased $312,000 to $1,330,000 in the first quarter of 1999 from $1,642,000 in the first quarter of 1998 and as a percentage of net operating revenues, interest income decreased to 0.4% in the first quarter of 1999 from 0.6% in the first quarter of 1998. This decrease is primarily the result of lower average balances of cash and cash equivalents during the first quarter of 1999 as compared to the first quarter of 1998.

  Provision for income taxes. Provision for income taxes increased $17,410,000 to $18,282,000 for the first quarter of 1999 from $872,000 in the first quarter of 1998. The effective tax rate was 39.6% for the first quarter of 1999 compared to 39.8% in the first quarter of 1998, after minority interest but before merger and related costs. The decrease in the effective tax rate was due to a reduction in the blended state tax rate and less amortization of non-deductible goodwill as a percentage of taxable income.

  Minority interests. Minority interests represent the pretax income earned by minority partners who directly or indirectly own minority interests in our partnership affiliates and the net income in certain of our corporate subsidiaries. Minority interests increased $925,000 to $2,318,000 from $1,393,000 in the first quarter of 1998. As a percentage of net operating revenues, minority interest increased slightly to 0.7% in the first quarter of 1999 from 0.5% in the first quarter of 1998.

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments and equipment purchases. Net cash provided by operating activities was $38.3 million for the first quarter of 1999 and net cash used in operating activities was $35.6 million for the first quarter of 1998. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable.

  Accounts receivable, net of allowance for doubtful accounts, increased during the first quarter of 1999 by $25.3 million, of which approximately $13.0 million was due to the increase in our revenues and approximately $6.9 million was due to a payment suspension imposed on our Florida-based laboratory by its Medicare carrier. The remaining $5.4 million was primarily due to an increase in receivables in our international business, mostly due to a slow down in payment by certain large health care unions in Argentina.

  Net cash used in investing activities was $133.7 million for the first quarter of 1999 and $96.0 million for the first quarter of 1998. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $93.8 million for the first quarter of 1999 and $190.9 million for the first quarter of 1998 primarily consisting of borrowings from our two credit facilities. As of March 31, 1999, we had working capital of $405.2 million, including cash of $39.9 million.

  We believe that we will have sufficient liquidity to fund our debt service obligations and our growth strategy over at least the next twelve months.

 Expansion

  In the quarter ended March 31, 1999, we developed seven new facilities, two of which we manage, and we expect to develop approximately 33 additional de novo facilities in the remainder of 1999. We anticipate that our capital requirements for purchases of equipment and leasehold improvements for facilities, including de novo facilities, will be approximately $85 to $95 million in aggregate for 1999.

  During the quarter ended March 31, 1999, we paid cash of approximately $77.4 million to acquire 23 facilities and additional interests from minority partners in certain of our partnerships. Subsequent to March 31, 1999, we completed acquisitions of 11 dialysis facilities for consideration of approximately $50.5 million, which has been funded by additional borrowings under our credit facilities.

 Credit facilities

  As of March 31, 1999 the principal amount outstanding under our revolving facility was $438 million and under our term facility was $396 million. The term facility requires annual principal payments of $4.0 million, with the $360.0 million balance due on maturity. As of March 31, 1999, we had $512 million available for borrowing under the revolving facility.

  The credit facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and impose limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date of this filing, we are in compliance with all such covenants.

 Interest rate swaps

  During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements with a combined notional amount of $800.0 million. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holder's option from one to seven years. The underlying blended interest rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. Currently, the effective interest rate for these swaps is 7.2%.

 Subordinated notes

  The $125.0 million outstanding 5 5/8% convertible subordinated notes due 2006 issued by RTC bear interest at the rate of 5 5/8%, payable semi-annually and require no principal payments until 2006. The 5 5/8% notes are convertible into shares of our common stock at an effective conversion price of $25.62 per share and are redeemable by us beginning in July 1999.

  In November 1998 we issued 7% convertible subordinated notes due 2009 in the aggregate principal amount of $345.0 million. The 7% notes are convertible at any time, in whole or in part, into shares of our common stock at a conversion price of $32.81 and will be redeemable after November 16, 2001. We used the net proceeds from the sale of the 7% notes to pay down debt under the revolving facility, which may be reborrowed.

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

  To address the possibility of a physical plant failure, we are contacting the landlords of each of our facilities to insure that they will provide access to our staff and any other key service providers. We are also providing written notification to our utilities companies of the locations, schedules and emergency services required of each of our dialysis facilities. In case a physical plant failure should result in an emergency closure of any of our facilities, we are currently:

  .Confirming that backup hospital affiliation agreements are up-to-date and complete;

  .Reviewing appropriate elements of our disaster preparedness plan with our staff and patients;

  . Adopting/modifying emergency treatment orders and rationing plans with our medical directors to provide patient safety; and

  .Conducting patient meetings with social workers and dieticians.

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

  Our financial exposure from all sources of SAP and operating system Y2K issues as well as from dialysis center, equipment and supplier Y2K issues known to date ranges from approximately $500,000 to $1,200,000, none of which has been expended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes in our market risk exposure from that reported in our Form 10-K for the fiscal year ended December 31, 1998.

                                  RISK FACTORS

  In addition to the other information set forth in this Form 10-Q, you should note the following risks related to our business.

Dependence on Medicare and Medicaid--Future declines in reimbursement rates would affect a substantial portion of our revenues.

  We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare end stage renal disease, or ESRD, program. Reductions in these rates could materially reduce our net operating revenues and profits because approximately 49% of our net operating revenues in the first quarter of 1999 was generated from patients who had Medicare as the primary payor. Since 1983, Congress has changed the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. We cannot predict whether future rate changes will be made. Also, increases in operating costs that are subject to inflation, such as labor and supply costs, may occur without a compensating increase in reimbursement rates.

  Approximately 23% of our net operating revenues in the first quarter of 1999 was generated from erythropoietin, or EPO, from all payors. Consequently, any reduction in the rate of EPO reimbursement through Medicare and Medicaid programs could materially reduce our net income. From time to time, EPO reimbursement programs have been, and in the future may be, subject to various legislative or administrative proposals to reduce the EPO reimbursement rate. For example, the Department of Health and Human Services, or HHS, and the Clinton administration have endorsed a 10% reduction in Medicare reimbursement for EPO. We cannot predict whether future rate or reimbursement method changes will be made. If such changes are implemented, they could have a material adverse effect on our business, results of operations or financial condition.

  Medicare separately reimburses us for other in-center prescription drugs that we administer to dialysis patients at the rate of 95% of the actual average wholesale price of each drug. The Clinton administration has proposed a reduction in the reimbursement rate for outpatient prescription drugs to 83% of actual average wholesale price. We cannot predict whether Congress will approve this rate change, or whether other reductions in reimbursement rates for outpatient prescription drugs will be made. If such changes are implemented, they could have a material adverse effect on our business, results of operations or financial condition.

  All of the states in which we operate dialysis facilities currently provide benefits to qualified patients to supplement their Medicare entitlement. Approximately 5% of our net operating revenues in the first quarter of 1999 was generated from patients who had Medicaid or a comparable state program as the primary payor. The Medicaid programs are subject to statutory and regulatory changes which may have the effect of decreasing program payments, increasing costs or modifying the way we operate our dialysis business.

Possible changes in Medicare's method of reimbursement--If certain services that currently are separately reimbursed are included in the Medicare composite reimbursement rate or Medicare changes its ESRD program to a capitated reimbursement system, our revenues and profits could be materially reduced.

  We cannot predict whether certain services which Medicare currently reimburses separately may in the future be included in the Medicare composite rate. If, in the future, Medicare includes in its composite reimbursement rate any of the ancillary services presently reimbursed separately, we could not seek separate reimbursement for these services. This would reduce our revenue to the extent there was not a corresponding increase in the Medicare composite rate.

  The Health Care Financing Administration, or HCFA, already has initiated a pilot demonstration project to test the feasibility of allowing managed care plans to participate in the Medicare ESRD program on a capitated basis. Under a capitated plan we would receive a fixed periodic payment for servicing all of our Medicare-eligible ESRD patients regardless of certain fluctuations in the number of services provided in that period or the number of patients treated.

Other sources of reimbursement--Restrictions on our ability to charge for current services at current rates could materially affect our business.

  Approximately 46% of our net operating revenues in the first quarter of 1999 was generated from patients who had sources other than Medicare and Medicaid as their primary payor. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, payments from hospitals which we contract with to provide inpatient dialysis treatments and payments from governments and private payors in overseas markets. Any restriction on our ability to charge for our domestic-market services at rates in excess of those Medicare pays would adversely affect our business, results of operations and financial condition. We also have nonexclusive agreements with certain third-party payors, and the termination of certain of these agreements could have an adverse effect on our business, results of operations or financial condition.

Source of EPO--Only one company manufactures EPO. Interruption of supply or cost increases could materially reduce our net income and affect our ability to care for our patients.

  EPO is produced by a single manufacturer, Amgen Corporation. In the future, Amgen may be unwilling or unable to supply us with EPO. Additionally, shortages in the raw materials or other resources necessary to manufacture EPO, or simply an arbitrary decision on the part of this sole supplier, may increase the wholesale price of EPO. Interruptions of the supply of EPO or increases in the price we pay for EPO could have a material adverse effect on our financial condition as well as our ability to provide appropriate care to our patients.

Operations subject to government regulation--Our failure to meet current or future government regulations could cause us to incur sanctions or could prevent us from participating in certain government programs or operating in certain geographical areas.

  Our dialysis operations are subject to extensive federal, state and local governmental regulations in the U.S. and to extensive government regulation in virtually every country in which we operate. U.S. and non-U.S. regulations are designed to accomplish the same objectives: the provision of quality healthcare for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for government payments and/or reimbursement. Any loss of federal certifications, authorization to participate in the Medicare or Medicaid programs, or licenses under the laws of any state or governmental authority in which we generate substantial revenue would adversely impact our business. Our industry will continue to be subject to intense governmental regulation at the state and federal levels, the scope and effect of which are difficult to predict. This regulation could adversely impact us in a material way. In addition, various governmental authorities periodically may review or challenge us. This could have a material adverse effect on our business, results of operations or financial condition.

  In addition, each foreign country in which we operate has its own payment and reimbursement rules and procedures. Our failure to understand these reimbursement systems could cause us to assess the performance of our operations in other countries incorrectly or cause us to overpay for acquisitions of dialysis centers. Some countries prohibit foreign interests from owning healthcare providers, or establish other regulatory barriers to direct foreign ownership. Failure to comply with these regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, foreign regulators may challenge the relationships we have structured, or may structure in the future, to overcome these regulatory barriers.

  . Our failure to comply with fraud and abuse statutes could result in sanctions

  Neither our arrangements with the medical directors of our facilities nor the minority ownership interests of referring physicians in certain of our dialysis facilities meet all of the requirements of published safe harbors to the illegal remuneration provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions structured within published safe harbors are deemed not to violate these provisions. Transactions that do not fall within a relevant safe harbor may be subject to greater scrutiny by enforcement agencies. If we are challenged under these statutes, we may have to change our practices or relationships with our medical directors or with referring physicians holding minority ownership interests.

  California and several other states we do business in have laws that prohibit a physician from making referrals for laboratory services to entities with which they, or their immediate family members, have a financial interest. We currently operate a large number of facilities in California which account for a significant percentage of our business. It is possible that the California statute could apply to laboratory services incidental to dialysis services. If so, we would be required to restructure some relationships with referring physicians who serve as medical directors of our facilities and with the physicians who hold minority interests in some of our facilities.

  . Our practices may be subject to challenge under Stark I and Stark II

  The Omnibus Budget Reconciliation Act of 1989 includes certain provisions, known as Stark I, that restrict physicians from making referrals for clinical laboratory services to entities with which they or their immediate family members have a "financial relationship." It is unclear whether certain laboratory services that we provide, which are incidental to dialysis services, fall within the Stark I prohibition. The Omnibus Budget Reconciliation Act of 1993 includes certain provisions, known as Stark II, that restrict physicians from making referrals for certain "designated health services" to entities with which they or their immediate family members have a "financial relationship." It is unclear whether some of the services which we provide fall within the Stark II prohibitions.

  Violations of Stark I and Stark II are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medicaid programs and substantial fines. Regulatory authorities might challenge our practices under these laws.

Reimbursement of transportation costs--ESRD patients may stop using our services if state programs stop reimbursing their transportation costs.

  At present, the Medicaid programs of several states we do business in, including California, pay the transportation costs relating to ESRD treatments of Medicaid-eligible ESRD patients. If this practice is changed or deemed to violate applicable federal or state law, our patients may no longer receive this service. We cannot predict the effect this would have on the desire or ability of patients to use our services.

Investigations--We continuously are subject to regulatory scrutiny and payments of revenues under investigation may be suspended and possibly never collected.

  In the ordinary course of business, our operations continuously are subject to regulatory scrutiny, supervision and control. This regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, both routine and non-routine. If we are found to have engaged in improper practices, regulatory authorities could seek civil, administrative, or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek our suspension or exclusion from participation in their programs.

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims the laboratory submitted for Medicare reimbursement. We understand that other providers' laboratory activities in Florida and elsewhere are the subject of similar reviews. The carrier has alleged that 99.3% of the tests this laboratory performed for the review period it initially identified, from January 1995 to April 1996, were not properly supported by the prescribing physicians' medical justification. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of claims related to this laboratory. The carrier has withheld approximately $20 million to date. In addition, the carrier has informed the local offices of the Department of Justice and HHS of this matter. In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. Any determination adverse to us in this, or other potential, future investigations, could have an adverse impact on our business, results of operations or financial condition.

Risks inherent in growth strategy--The acquisition, development and management of additional dialysis facilities vital to our business strategy may strain our existing resources and present integration problems or may never be completed.

  Our business strategy depends significantly on our ability to acquire, develop or manage, and successfully integrate additional dialysis facilities. This strategy subjects us to the risk that:

  . Suitable acquisition candidates may not be available;

  . We may not be able to consummate future acquisitions on acceptable terms;

  . We may not be able to integrate future acquisitions successfully;

  . We may be inaccurate in assessing the value, strengths and weaknesses of acquisition candidates;

  . We may not be able to fulfill our obligations under management agreements;

  . We may be inaccurate in identifying suitable locations to develop additional facilities;

  . Businesses that we acquire may never achieve revenues and profitability that justify our investment in them; and

  . Additional financing may not be available to finance future acquisitions.

  Our inability to acquire or develop facilities in a cost-effective manner could adversely affect our ability to expand our business and enhance our results of operations and financial condition. In addition, integrating acquired or managed operations, particularly newly acquired regional networks, large scale acquisitions, such as our acquisition of Renal Treatment Centers, Inc., or RTC, and multi-facility management agreements, present a significant challenge and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. Despite the pooling of TRCH's and RTC's historical operating results, we have conducted operations as a combined entity only since February 1998. This pooling of the historic results of operations and financial condition of TRCH and RTC on a stand-alone basis may differ from our actual combined results in the future.

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

  We depend upon referrals of ESRD patients from physicians specializing in nephrology and practicing in the communities we serve. As generally is true in the dialysis industry, one or a few physicians refer all or a significant portion of the patients at each facility. The loss of one or more key referring physicians at a particular facility could materially reduce the revenues of that facility. Referring physicians own minority interests in certain of our dialysis facilities. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We cannot predict the effect these dispositions would have on our continuing relationships with these physicians or our business.

Operations outside the United States--Certain attributes of foreign companies may disrupt their integration into our operations.

  We are entering certain international markets for the first time and we may not be able to integrate international acquisitions effectively. Certain attributes of foreign companies and their operations may disrupt their integration into our operations. These attributes include:

  . Differences in accepted clinical standards and practices;

  . Differences in management styles and practices;

  . The unfamiliarity of foreign companies with United States generally accepted accounting principles; and

  . Local laws that restrict or limit employee discharges and disciplinary actions.

  Any failure to integrate efficiently foreign acquisitions or to realize expected synergies and cost savings could have a material adverse effect on our business, results of operations and financial condition.

Outstanding debt--The large amount of our total outstanding debt and our obligation to service that debt could divert funds from operations, limit our ability to obtain financing for future needs and expose us to interest rate risks, and covenants in our credit facilities may prevent us from taking advantage of business opportunities.

  We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and have substantial repayment obligations under our outstanding debt. As of March 31, 1999 we had:

  . Total consolidated debt of approximately $1.3 billion; and

  . Stockholders' equity of approximately $512 million.

  In addition, as of March 31, 1999, our borrowing availability under our credit facilities was approximately $512 million.

  Our debt agreements contain numerous financial and operating covenants that limit our ability, and the ability of most of our subsidiaries, to undertake certain transactions. These covenants require that we meet certain interest coverage, net worth and leverage tests. Our debt agreements also permit us and our subsidiaries to incur or guarantee additional debt, subject to certain limitations in the case of the credit facilities.

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

  . The debt under our credit facilities is at a variable interest rate, making us vulnerable to increases in interest rates; and

  . We could be less able to take advantage of significant business opportunities, including acquisitions, and react to changes in market or industry conditions.

Financing change of control offer--We may not have the ability to raise the funds necessary to repurchase our notes upon a change of control as required by the indentures governing our notes.

  Upon a change of control, generally the sale or transfer of a majority of our voting stock or almost all of our assets, our note holders may require us to repurchase all or a portion of their notes. If a change of control occurs, we may not be able to pay the repurchase price for all of the notes submitted for repurchase. In addition, the terms of some of our existing debt agreements, including our credit facilities, generally prohibit us from purchasing any notes until all debt under these agreements is paid in full. Future credit agreements or other agreements relating to debt may contain similar provisions. We may not be able to secure the consent of our lenders to repurchase the notes or refinance the borrowings that prohibit our repurchasing the notes. If we do not obtain a consent or repay the borrowings, we could not repurchase the notes. Our failure to repurchase submitted notes would be an event of default under the indentures. This would, in turn, be a further default under certain of our existing or future debt agreements, including our credit facilities. This further default could result in this debt becoming immediately payable in full. We might not have sufficient assets to satisfy all of our obligations under our credit facilities and the notes.

Antitakeover provisions--Provisions in our charter documents may deter a change of control which our stockholders may otherwise determine to be in their best interests.

  Our certificate of incorporation and bylaws and the Delaware General Corporation Law, or DGCL, include provisions which may deter hostile takeovers, delay or prevent changes in control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These provisions include:

  . A provision requiring that our stockholders may take action only at a duly called annual or special meeting of our stockholders and not by written consent;

  . A provision requiring a stockholder to give at least 60 days' advance notice of a proposal or director nomination that the stockholder desires to present at any annual or special meeting of stockholders; and

  . A provision granting our board of directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. The existence of this "blank-check" preferred stock could discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Furthermore, this "blank-check" preferred stock may have other rights, including economic rights, senior to our common stock. Therefore, issuance of the preferred stock could have an adverse effect on the market price of our common stock.

  We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. We may adopt certain of these measures without any further vote or action by our stockholders.

Year 2000 issues--We may experience material unanticipated negative consequences beginning in the year 2000 due to undetected computer defects.

  The "Year 2000," or Y2K, issue concerns the potential exposures related to the automated generation of incorrect information from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. We are not currently aware of any material operational issues associated with preparing our internal computer systems, facilities and equipment for Y2K. We cannot assure you, however, due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues, that undetected errors or defects in our or third party systems or our failure to prepare adequately for the results of those errors or defects will not cause us material unanticipated problems or costs.

  The extent and magnitude of the Y2K problem as it will affect us, both before, and for some period after, January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are:

  . Our lack of control over third party systems that are critical to our operations, including those of telecommunications and utilities companies and governmental and non-governmental payors;

  . The complexity of testing interconnected networks and applications that depend on third-party networks; and

  . The uncertainty surrounding how others will deal with liability issues raised by Y2K-related failures.

  Moreover, the estimated costs of implementing our plans for fixing Y2K problems do not take into account the costs, if any, that we might incur as a result of Y2K-related failures that occur despite our implementation of these plans.

  While we are developing contingency plans to address possible computer failure scenarios, we recognize that there are "worst case" scenarios which may occur and are largely outside our control. There are risks associated with extended failures of regional infrastructures, such as power, water, and telecommunications systems, the interruption of Medicare reimbursement payments or payments from other third-party payors, and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. In addition, our internal systems could fail resulting in our inability to generate billing statements and invoices or the internal data necessary to support our billing process. This, in turn, could result in an interruption of our cash flow. We are addressing these and other failure scenarios in our contingency planning effort and are engaging third parties in discussions regarding how to manage common failure scenarios, but we cannot currently estimate the likelihood or the potential cost of such failures. Currently, we do not believe that any reasonably likely worst case scenario will have a material impact on our revenues or operations. Reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, 2000 and the possible implementation of alternative payment schemes with our payors.

Goodwill amortization--If our assumptions regarding the beneficial life of our goodwill prove to be inaccurate, or subsequently change, our current earnings may be overstated and future earnings also may be affected.

  Included in our balance sheet is an amount designated as "goodwill" that represents 48% of our assets and 219% of our stockholders' equity at March 31, 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the period benefited. The current annual average useful life is 33 years for our goodwill and 21 years for all of our intangible assets that relate to business combinations. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, acquired businesses.

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

Forward-looking Statements

  We believe that this Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Form 10-Q. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                                    PART II

                               OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

   27.1 Financial Data Schedule--three months ended March 31, 1999 and three months ended March 31, 1998.X
---------------------
X  Filed herewith.

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOTAL RENAL CARE HOLDINGS, INC.


                                          By:     /s/ John E. King
                                             --------------------------------
                                                      John E. King
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

Date: May 17, 1999

  John E. King is signing in the dual capacities as (i) Chief Financial Officer and (ii) a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

   Exhibit
   Number                               Description
   -------                              -----------
    27.1   Financial Data Schedule--three months ended March 31, 1999 and three months ended March 31, 1998.X

---------------------
X  Filed herewith.