Form 10-Q
period 1999-06-30
TOTAL RENAL CARE HOLDINGS INC
filed 1999-08-16
CIK 927066

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

  For the quarterly period ended June 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from       to

                         Commission File Number: 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                      FOR THE QUARTER ENDED JUNE 30, 1999

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                               Outstanding at
                   Class                                       August 1, 1999
                   -----                                      -----------------
     Common Stock, Par Value $0.001.......................... 81,182,310 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

  Unless otherwise indicated in this Form 10-Q, "we," "us," "our" and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
                      PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets as of June 30, 1999 and
     December 31, 1998...................................................    1
    Condensed Consolidated Statements of Income and Comprehensive Income
     for the three months and six months ended June 30, 1999 and June 30,
     1998 ...............................................................    2
    Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and June 30, 1998...............................    3
    Notes to Condensed Consolidated Financial Statements.................    4
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    12
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    21
 Risk Factors............................................................   23
                        PART II. OTHER INFORMATION
 Item 1. Legal Procedings...............................................    30
 Item 6. Exhibits and Reports on Form 8-K...............................    30
 Signatures..............................................................   31

---------------------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1999            1998
                                                 --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents....................  $   24,673,000  $   41,487,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $103,578,000 and
   $61,848,000, respectively...................     444,239,000     416,472,000
  Deferred income taxes........................      54,102,000      31,917,000
  Other current assets.........................      69,499,000      50,395,000
                                                 --------------  --------------
    Total current assets.......................     592,513,000     540,271,000
Property and equipment, net....................     273,785,000     233,337,000
Notes receivable and other long-term assets....      79,530,000      57,578,000
Intangible assets, net of accumulated
 amortization of $147,350,000 and $114,982,000,
 respectively..................................   1,160,573,000   1,084,395,000
                                                 --------------  --------------
    Total assets...............................  $2,106,401,000  $1,915,581,000
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations.....  $   23,633,000  $   21,847,000
  Other current liabilities....................     155,486,000     152,617,000
                                                 --------------  --------------
    Total current liabilities..................     179,119,000     174,464,000
Long term debt and other.......................   1,409,077,000   1,227,671,000
Deferred income taxes..........................      14,022,000       8,212,000
Minority interests.............................      24,697,000      23,422,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 81,182,000
   and 81,030,000 shares issued and
   outstanding, respectively)..................          81,000          81,000
  Additional paid-in capital...................     415,884,000     413,095,000
  Notes receivable from stockholders...........        (371,000)       (356,000)
  Accumulated other comprehensive income.......      (4,059,000)
  Retained earnings............................      67,951,000      68,992,000
                                                 --------------  --------------
    Total stockholders' equity.................     479,486,000     481,812,000
                                                 --------------  --------------
    Total liabilities and stockholders'
     equity....................................  $2,106,401,000  $1,915,581,000
                                                 ==============  ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

            Three months and six months ended June 30, 1999 and 1998

                                Three months                 Six months
                          --------------------------  --------------------------
                              1999          1998          1999          1998
                          ------------  ------------  ------------  ------------
STATEMENTS OF INCOME
Net operating revenues..  $352,993,000  $288,350,000  $705,237,000  $547,099,000
Operating expenses:
  Facilities............   248,530,000   183,324,000   483,763,000   350,319,000
  General and
   administrative.......    30,541,000    17,605,000    53,278,000    34,515,000
  Provision for doubtful
   accounts.............    35,707,000     7,779,000    46,185,000    14,542,000
  Depreciation and
   amortization.........    27,392,000    22,805,000    54,417,000    42,399,000
  Write-off of
   investments and
   loans................    16,600,000                  16,600,000
  Merger and related
   costs................                                              79,435,000
                          ------------  ------------  ------------  ------------
   Total operating
    expenses............   358,770,000   231,513,000   654,243,000   521,210,000
  Operating income
   (loss)...............    (5,777,000)   56,837,000    50,994,000    25,889,000
Interest expense, net of
 capitalized interest...   (24,370,000)  (16,544,000)  (47,137,000)  (31,061,000)
Interest rate swap--
 early termination
 costs..................                  (9,823,000)                 (9,823,000)
Interest income and
 other..................     1,934,000     1,022,000     3,264,000     2,664,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   income taxes,
   minority interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............   (28,213,000)   31,492,000     7,121,000   (12,331,000)
Income taxes (benefit)..    (9,699,000)   12,088,000     3,323,000    12,960,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   minority interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............   (18,514,000)   19,404,000     3,798,000   (25,291,000)
Minority interests in
 income of consolidated
 subsidiaries...........     2,521,000     1,565,000     4,839,000     2,958,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............   (21,035,000)   17,839,000    (1,041,000)  (28,249,000)
Extraordinary loss, net
 of tax of $6,087,000
 and $7,688,000,
 respectively...........                   9,932,000                  12,744,000
Cumulative effect of
 change in accounting
 principle, net of tax
 of $4,300,000..........                                               6,896,000
                          ------------  ------------  ------------  ------------
Net income (loss).......  $(21,035,000) $  7,907,000  $ (1,041,000) $(47,889,000)
                          ============  ============  ============  ============
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $      (0.26) $       0.22  $      (0.01) $      (0.35)
  Extraordinary loss,
   net of tax...........                       (0.12)                      (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                   (0.09)
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $      (0.26) $       0.10  $      (0.01) $      (0.60)
                          ============  ============  ============  ============
Weighted average number
 of common shares
 outstanding............    81,149,000    80,714,000    81,125,000    79,692,000
                          ============  ============  ============  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $      (0.26) $       0.22  $      (0.01) $      (0.35)
  Extraordinary loss,
   net of tax...........                       (0.12)                      (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                   (0.09)
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $      (0.26) $       0.10  $      (0.01) $      (0.60)
                          ============  ============  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............    81,149,000    87,263,000    81,125,000    79,692,000
                          ============  ============  ============  ============
STATEMENTS OF
 COMPREHENSIVE INCOME
  Net income (loss).....  $(21,035,000)    7,907,000    (1,041,000)  (47,889,000)
  Other comprehensive
   income:
   Foreign currency
    translation.........    (3,723,000)                 (4,059,000)
                          ------------  ------------  ------------  ------------
  Comprehensive income
   (loss)...............  $(24,758,000) $  7,907,000  $ (5,100,000) $(47,889,000)
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

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1999 and 1998

                                                          Six months
                                                 -----------------------------
                                                     1999           1998
                                                 ------------  ---------------
Cash flows from operating activities:
  Net loss...................................... $ (1,041,000) $   (47,889,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization...............   54,417,000       42,399,000
    Extraordinary item, net of tax..............                    12,744,000
    Provision for doubtful accounts.............   46,185,000       14,542,000
    Write-off of investments and loans..........   16,600,000
    Change in accounting principle, net of tax..                     6,896,000
    Compensation expense from stock option
     exercise...................................                    16,000,000
    Changes in working capital..................  (85,210,000)     (70,903,000)
                                                 ------------  ---------------
      Total adjustments.........................   31,992,000       21,678,000
                                                 ------------  ---------------
        Net cash provided by (used in) operating
         activities.............................   30,951,000      (26,211,000)
                                                 ------------  ---------------
Cash flows from investing activities:
  Purchases of property and equipment...........  (61,799,000)     (35,842,000)
  Cash paid for acquisitions, net of cash
   acquired..................................... (127,627,000)    (216,669,000)
  Other.........................................  (37,725,000)     (34,268,000)
                                                 ------------  ---------------
        Net cash used in investing activities... (227,151,000)    (286,779,000)
                                                 ------------  ---------------
Cash flows from financing activities:
  Borrowings from bank credit facility..........  181,875,000    1,397,000,000
  Principal payments on long-term obligations...   (7,237,000)  (1,114,070,000)
  Net proceeds from sale of common stock........    2,033,000       19,615,000
  Other.........................................    2,715,000        5,395,000
                                                 ------------  ---------------
        Net cash provided by financing
         activities.............................  179,386,000      307,940,000
                                                 ------------  ---------------
Net decrease in cash............................  (16,814,000)      (5,050,000)
Cash at beginning of period.....................   41,487,000        6,143,000
                                                 ------------  ---------------
Cash at end of period........................... $ 24,673,000  $     1,093,000
                                                 ============  ===============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. In our opinion the interim financial information reflects all normal recurring adjustments which are necessary to state fairly our consolidated financial position, results of operations, and cash flows as of and for the periods indicated. We presume that users of the interim financial information have read or have access to our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, we have omitted footnote and other disclosures which would substantially duplicate the disclosures contained in our Form 10-K for the year ended December 31, 1998. We have made certain reclassifications of prior period amounts to conform to current period classifications. The interim financial information herein is not necessarily representative of a full year's operations.

  The information related to the activity for the three months and six months ended June 30, 1998 has been restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first six months of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000 and a net increase to our second quarter 1998 operating expenses of $2,870,000. These reclassifications and adjustments are more fully described in our Form 10-K for the year ended December 31, 1998.

  Our Form 10-Q for the three months ended March 31, 1999 will be restated for adjustments to correct for previously unrecorded amounts due to suppliers. Our operating expenses and other current liabilities for the three months ended March 31, 1999 increased by $13,150,000 and net income for the same period is reduced by $7,890,000, net of tax of $5,260,000. The additional expenses are reflected in the interim financial information for the six months ended June 30, 1999 in this report.

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

  Merger and related costs recorded during the first six months of 1998 in connection with our merger with RTC included costs associated with certain of the integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs. A summary of merger and related costs and accrual activity through June 30, 1999 is as follows:

                                         Severance
                             Direct         and         Costs to
                          Transaction    Employment    Integrate
                             Costs         Costs       Operations      Total
                          ------------  ------------  ------------  ------------
Initial expense.........  $ 21,580,000  $ 41,960,000  $ 15,895,000  $ 79,435,000
Amounts utilized in
 1998...................   (22,885,000)  (37,401,000)  (13,137,000)  (73,423,000)
Adjustment of
 estimates..............     1,305,000      (959,000)   (1,593,000)   (1,247,000)
                          ------------  ------------  ------------  ------------
Accrual, December 31,
 1998...................  $                3,600,000     1,165,000     4,765,000
                          ============
Amounts utilized--1st
 quarter 1999...........                    (600,000)      (90,000)     (690,000)
                                        ------------  ------------  ------------
Accrual, March 31,
 1999...................                   3,000,000     1,075,000     4,075,000
Amounts utilized--2nd
 quarter 1999...........                                   (90,000)      (90,000)
                                        ------------  ------------  ------------
Accrual, June 30, 1999..                $  3,000,000  $    985,000  $  3,985,000
                                        ============  ============  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  The remaining balance of severance and employment costs represents tax gross-up payments expected to be paid by the end of 1999. The remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

  3. During the six months ended June 30, 1999, we purchased 35 centers and additional interests from minority partners in certain of our partnerships. Total cash consideration for these transactions was approximately $127.6 million.

  We accounted for these transactions under the purchase method. The cost of these acquisitions has been allocated primarily to intangible assets such as patient charts, noncompete agreements and goodwill to the extent the purchase price exceeds the value of the tangible assets, primarily capital equipment.

  The results of operations on a pro forma basis, as though the above acquisitions had been combined with us at the beginning of each period presented for the six months ended June 30, are as follows:

                                                        1999          1998
                                                    ------------  ------------
   Pro forma net operating revenues................ $718,380,000  $576,705,000
   Pro forma loss before extraordinary item and
    cumulative effect of change in accounting
    principle...................................... $   (364,000) $(27,036,000)
   Pro forma net loss.............................. $   (364,000) $(46,676,000)
   Pro forma loss per share before extraordinary
    item and cumulative effect of change in
    accounting principle:
     Basic......................................... $       0.00  $      (0.59)
     Assuming dilution............................. $       0.00  $      (0.59)

  4. In March 1998, Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, or SOP 98-1, was issued. We adopted SOP 98-1 in the first quarter of 1999, effective January 1, 1999. SOP 98-1 defines internal-use software and identifies whether internal-use software costs that we incur must be expensed or capitalized. Costs that should be capitalized include external direct costs of materials and services, payroll and payroll related costs for employees directly associated with the internal-use software projects and certain interest costs incurred in the application development stage. All other internal-use software costs are expensed as incurred. The impact of the adoption of SOP 98-1 was not material to our operations.

  In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, or SOP 98-5, was issued. We adopted SOP 98-5 effective January 1, 1998. SOP 98-5 requires that pre-opening and organization costs, incurred in conjunction with facility pre-opening activities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all remaining unamortized pre-opening, development and organizational costs existing prior to January 1, 1998 of $11,196,000 were recognized, net of tax of $4,300,000, as the cumulative effect of a change in accounting principle in the first quarter of 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                             Three months ended          Six months ended
                                  June 30,                   June 30,
                          -------------------------  -------------------------
                              1999         1998         1999          1998
                          ------------  -----------  -----------  ------------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle............... $(21,035,000) $17,839,000  $(1,041,000) $(28,249,000)
Interest, net of tax
 resulting from dilutive
 effect of convertible
 debt....................                 1,055,000
                          ------------  -----------  -----------  ------------
Adjusted income (loss)...  (21,035,000)  18,894,000   (1,041,000)  (28,249,000)
Extraordinary loss, net
 of tax..................                 9,932,000                 12,744,000
Cumulative effect of
 change in accounting
 principle, net of tax...                                            6,896,000
                          ------------  -----------  -----------  ------------
Income (loss)--assuming
 dilution................ $(21,035,000) $ 8,962,000  $(1,041,000) $(47,889,000)
                          ============  ===========  ===========  ============
Applicable common shares
  Average outstanding
   during the period.....   81,176,000   80,724,000   81,149,000    79,703,000
Reduction in shares in
 connection with notes
 receivable from
 employees...............      (27,000)     (10,000)     (24,000)      (11,000)
                          ------------  -----------  -----------  ------------
Weighted average number
 of shares outstanding
 for use in computing
 earnings per share......   81,149,000   80,714,000   81,125,000    79,692,000
Dilutive effect of
 outstanding stock
 options.................                 1,670,000
Dilutive effect of
 convertible debt........                 4,879,000
                          ------------  -----------  -----------  ------------
Weighted average number
 of shares and
 equivalents outstanding
 for use in computing
 earnings per share--
 assuming dilution.......   81,149,000   87,263,000   81,125,000    79,692,000
                          ============  ===========  ===========  ============
Earnings (loss) per
 common share:
  Income (loss) per
   common share before
   extraordinary item and
   cumulative effect of
   change in accounting
   principle............. $     (0.26)  $      0.22  $     (0.01) $      (0.35)
  Extraordinary loss, net
   of tax................                     (0.12)                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax...................                                                 (.09)
                          ------------  -----------  -----------  ------------
Net income (loss) per
 common share............ $      (0.26) $      0.10  $     (0.01) $      (0.60)
                          ============  ===========  ===========  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item and
   cumulative effect of
   change in accounting
   principle............. $      (0.26) $      0.22  $     (0.01) $      (0.35)
  Extraordinary loss, net
   of tax................                     (0.12)                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax...................                                                (0.09)
                          ------------  -----------  -----------  ------------
Net income (loss) per
 common share--assuming
 dilution................ $      (0.26) $      0.10  $     (0.01) $      (0.60)
                          ============  ===========  ===========  ============

  Included in the above calculation for the three months ended June 30, 1998, is the effect of RTC's 5 5/8% convertible subordinated notes due 2006 treated on an "as converted" basis; however, the effect is not included for all other periods presented because it was anti-dilutive. Our 7% convertible notes due 2009 were also anti-dilutive for all periods presented.

                        TOTAL RENAL CARE HOLDINGS, INC.

  6. In conjunction with the refinancing of our credit facilities, our two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were canceled in April 1998. The loss associated with the early cancellation of these swaps was approximately $9,823,000.

  During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. At June 30, 1999, the effective interest rate for borrowings under the swap agreements was 8.53%.

  During the second quarter of 1999, we received notification from two of our swap agreement counterparties that they had exercised their right to cancel agreements in the aggregate notional amount of $100,000,000. The remaining $700,000,000 of swap agreements with maturities from the years 2003 through 2008 and cancellation option dates from the years 2001 through 2005 are still in effect.

  7. In June 1996, RTC issued $125,000,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into our common stock at a conversion price of $25.62 principal amount per share, subject to certain adjustments. All or any part of these notes are redeemable at our option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption. TRCH has guaranteed these notes.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The following is summarized financial information of RTC:

                                                         June 30,   December 31,
                                                          1999          1998
                                                       ------------ ------------
   Cash and cash equivalents.........................  $    746,000 $  5,396,000
   Accounts receivable, net..........................   131,912,000  130,129,000
   Other current assets..............................    20,348,000   19,106,000
                                                       ------------ ------------
     Total current assets............................   153,006,000  154,631,000
   Property and equipment, net.......................    92,990,000   75,641,000
   Intangible assets, net............................   416,791,000  406,562,000
   Other assets......................................     8,241,000    9,249,000
                                                       ------------ ------------
     Total assets....................................  $671,028,000 $646,083,000
                                                       ============ ============
   Current liabilities (includes intercompany payable
    to TRCH of $278,452,000 and $306,628,000,
    respectively)....................................  $366,883,000 $352,753,000
   Long-term debt....................................   128,495,000  125,199,000
   Stockholder's equity..............................   175,650,000  168,131,000
                                                       ------------ ------------
     Total liabilities and stockholder's equity......  $671,028,000 $646,083,000
                                                       ============ ============

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                              ------------------------- -------------------------
                                  1999         1998         1999         1998
                              ------------ ------------ ------------ ------------
   Net operating revenues...  $125,900,000 $123,990,000 $246,302,000 $238,651,000
   Total operating
    expenses................   112,137,000   99,874,000  226,395,000  236,281,000
                              ------------ ------------ ------------ ------------
   Operating income.........    13,763,000   24,116,000   19,907,000    2,370,000
   Interest expense, net....     1,745,000    1,201,000    3,547,000    4,789,000
                              ------------ ------------ ------------ ------------
   Income before income
    taxes...................    12,018,000   22,915,000   16,360,000   (2,419,000)
   Income taxes.............     4,807,000    5,121,000    8,841,000    7,102,000
                              ------------ ------------ ------------ ------------
     Income (loss) before
      extraordinary item and
      cumulative effect of
      change in accounting
      principle.............  $  7,211,000 $ 17,794,000 $  7,519,000 $ (9,521,000)
                              ============ ============ ============ ============

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  We subsequently filed a registration statement covering the resale of the 7% notes which has not yet been declared effective by the SEC. As further described in the registration statement, commencing May 18, 1999, we are accruing certain monetary penalties on a weekly basis until the registration statement is declared effective, as follows:

            Days following            Weekly  Cumulative
            180 days after closing    Penalty  Penalty
            ----------------------    ------- ----------
            0-90..................... $17,250 $  207,000
            91-180...................  34,500    656,000
            181-270..................  51,750  1,328,000
            271-360..................  69,000  2,225,000
            Thereafter...............  86,250

  Payment of these accrued penalties is due upon the next interest due date. The accrued penalty as of June 30, 1999 was $103,500.

  9. Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that approximately 97% of the tests performed by this laboratory for the review periods the carrier has identified, from January 1995 to April 1996, and May 1996 to March 1998, were not properly supported by the prescribing physicians' medical justification. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $14.2 million for the review period from May 1996 to March 1998. The carrier also has suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. The carrier has withheld approximately $23 million as of June 30, 1999. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and the Department of Health and Human Services, or HHS, of this matter, and we are cooperating with DOJ and HHS.

  We have consulted with outside counsel, reviewed our records, are disputing the overpayment determinations vigorously and have provided extensive supporting documentation of our claims. We have cooperated with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in late July 1999. We expect the hearing officer to render a decision by mid-November 1999. We have received minimal responses from the carrier to our repeated requests for clarification and information regarding the continuing payment suspension.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. We initiated this action only after serious consideration and the unanimous approval of our board of directors, and we believed it was necessary to bring a prompt resolution to this payment dispute. The court dismissed our complaint because we did not exhaust all administrative remedies.

  We are unable to determine at this time:

  . When this matter will be resolved or when this laboratory's payment suspension will be lifted;

  . What, if any, of this laboratory's claims will be disallowed;

                        TOTAL RENAL CARE HOLDINGS, INC.

  . What action the carrier, DOJ or HHS may take with respect to this matter;

  . Whether additional periods may be reviewed by the carrier; or

  . Any other outcome of this investigation.

  Any determination adverse to us could have an adverse impact on our business, results of operations, financial condition, or cash flows.

  Following the announcement on February 18, 1999 of our preliminary results for the fourth quarter of fiscal 1998 and the full year then ended, several class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Central District of California. The complaints are similar and allege violations of federal securities laws arising from alleged false and misleading statements primarily regarding our accounting for the integration of RTC into TRCH and request unspecified monetary damages. The lawsuits have been consolidated into a single action. We believe that all of the claims are without merit and we intend to defend ourselves vigorously. We anticipate that the attorneys' fees and related costs of defending these lawsuits should be covered primarily by our directors and officers insurance policies and we believe that any additional costs will not have a material impact on our financial condition, results of operations or cash flows.

  In addition, we are subject to claims and suits in the ordinary course of business for which we believe most will be covered by insurance. We do not believe that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on our financial condition, results of operations or cash flows.

  10. Subsequent to June 30, 1999 the lenders under our credit facilities have waived compliance with a financial covenant that requires us to maintain a specified leverage ratio. This waiver expires March 15, 2000. The lenders also have waived our violation of a covenant that placed a limit on our aggregate borrowings for international acquisitions, which we had exceeded. The terms of the waiver:

  . Reduce our permitted borrowings under the revolving credit facility from $950,000,000 to $650,000,000 during the waiver period;

  . Commencing after July 1, 1999, limit the amount of additional borrowings that we may use for acquisitions, de novo developments and expansion or relocation of existing dialysis centers;

  . Accelerated the maturity dates on the term loan and revolving credit facilities by two years, to March 31, 2006 and March 31, 2003, respectively; and

  . Increased the applicable margins used to determine the interest rates for our borrowings under the credit facilities.

  Other than the issues specifically addressed in the waiver agreement, all other covenants and conditions of the credit facilities remain unchanged.

  The outstanding balances on our term loan and revolving credit facilities at June 30, 1999 were $396,000,000 and $533,500,000, respectively. As modified by the waiver agreement, borrowings under the credit facilities generally bear interest at one of two floating rates selected by us:

  . The Alternate Base Rate, defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%, plus a margin ranging from 0% to 1.5% for borrowings under the revolving credit facility and 1.0% to 1.75% for borrowings under the term loan facility; or

  . Adjusted LIBOR, defined as the 30-, 60-, 90- or 180-day London Interbank
    Offered Rate, adjusted for statutory reserves, plus a margin ranging from 1.25% to 2.75% for borrowings under the revolving credit facility and 2.25% to 3.00% for borrowings under the term loan facility.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The applicable margin used in determining the interest rate is based on our leverage ratio. Currently, the applicable margin is at the top of the ranges listed above.

  11. On July 1, 1999, we completed an acquisition of seven dialysis facilities for consideration of approximately $17,500,000.

  12. During the second quarter of 1999, we provided an allowance of $16,600,000 against loans to, and investments in, several dialysis related businesses which we are unlikely to recover as a result of recent deterioration in the financial condition of these businesses.

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

  The information related to the activity for the three months and six months ended June 30, 1998 has been restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first and second quarters of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000 and a net increase to our second quarter 1998 operating expenses of $2,870,000. These reclassifications and adjustments are more fully described in our Form 10-K for the year ended December 31, 1998.

  Our Form 10-Q for the three months ended March 31, 1999 will be restated for adjustments to correct for previously unrecorded amounts due to suppliers. Our operating expenses and other current liabilities for the three months ended March 31, 1999 increased by $13,150,000 and net income for the same period is reduced by $7,890,000, net of tax of $5,260,000. The additional expenses are reflected in the interim financial information for the six months ended June 30, 1999 in this report.

Net operating revenues

  Net operating revenues are derived primarily from five sources: (a) outpatient facility hemodialysis services; (b) ancillary services, including the administration of erythropoetin, or EPO, and other intravenous pharmaceuticals, clinical laboratory services, oral pharmaceutical products and other ancillary services; (c) home dialysis services and related products; (d) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals; and (e) international operations. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. Our dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 33 months of treatment as mandated by law. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals.

  We maintain a usual and customary fee schedule for our dialysis treatment and other patient services. We often do not realize our usual and customary rates, however, because of negotiated limitations on the amounts we can bill to or collect from the payors for our services. We generally bill the Medicare and Medicaid programs at net realizable rates determined by applicable fee schedules for these programs, which are established by statute or regulation. We bill most non-governmental payors, including managed care payors with which we have contracted, at our usual and customary rates. Since we bill most non-governmental payors at our usual and customary rates, but often expect to receive payments at the lower contracted rates, we also record a contractual allowance in order to record expected net realizable revenue for services provided. This process involves estimates and we record revisions to these estimates in subsequent periods as they are determined to be necessary.

Results of operations

 Three months ended June 30, 1999 compared to the three months ended June 30,
1998

  Net operating revenues. Net operating revenues increased $64,643,000 to $352,993,000 in the second quarter of 1999 from $288,350,000 in the second quarter of 1998, representing a 22% increase. Of this increase, $68,087,000 was due to increased treatments, of which $51,840,000 was from acquisitions consummated after the second quarter of 1998, $20,354,000 was from de novo developments commencing operations after the second quarter of 1998 and the remainder was from existing facilities as of June 30, 1998. The difference between the $68,087,000 described above and the total change of $64,643,000 resulted from an overall decrease in net operating revenues per treatment which decreased from $243.01 in the second quarter of 1998 to $240.66 in the second quarter of 1999. This decrease in net operating revenue per treatment primarily was attributable to a $17,843,000 overall decline in the rates we receive for our dialysis services. The decline in rates is the result of increasing our contractual allowances, primarily related to billings from our Tacoma office, to reflect recent trends in collection experience. This decline was partially offset by an increase in ancillary services intensity and pricing of $11,390,000, primarily in the administration of EPO of $11,160,000, an increase of $634,000 in corporate and ancillary program fees, primarily from the expansion of laboratory services to former RTC facilities of $443,000; and an increase in non-patient services revenue of $2,375,000 from the increase in dialysis facility management services to facilities that we do not own or control.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $65,206,000 to $248,530,000 in the second quarter of 1999 from $183,324,000 in the second quarter of 1998 and as a percentage of net operating revenues, facility operating expenses increased to 70.4% in the second quarter of 1999 from 63.6% in the second quarter of 1998. This increase was primarily attributable to increased usage in EPO and other medical supplies and the impact of a lower net revenue per treatment. Additionally, during the second quarter of 1999, a provision of $4,500,000 was recorded for the resolution of claims made by vendors during the quarter for goods and services provided in earlier periods.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $12,936,000 to $30,541,000 in the second quarter of 1999 from $17,605,000 in the second quarter of 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 8.7% in the second quarter of 1999 from 6.1% in the second quarter of 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the second quarter of 1999 includes approximately $2,500,000 of expenses related to costs of business purchase transactions we will not consummate and operating costs associated with a corporate jet we are no longer using.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from all payor sources in addition to the relative percentage of accounts receivable by aging category and collection trends. The provision for doubtful accounts increased $27,928,000 to $35,707,000 in the second quarter of 1999 from $7,779,000 in the second quarter of 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 10.1% in the second quarter of 1999 from 2.7% in the second quarter of 1998. This is primarily a result of a $24,000,000 increase in the provision for doubtful accounts relating to patient accounts receivable billed from our Tacoma business office. Our Tacoma office collection practices have not kept pace with the growth of our business and receivables have aged, causing them to be more difficult to collect.

  Depreciation and amortization. Depreciation and amortization increased $4,587,000 to $27,392,000 in the second quarter of 1999 from $22,805,000 in the second quarter of 1998. As a percentage of net operating revenues, depreciation and amortization decreased slightly to 7.8% in the second quarter of 1999 from 7.9% in the second quarter of 1998.

  Write-off of investments. Write-off of investments and loans recorded in the second quarter of 1999 of $16,600,000 represents allowances provided for loans to, and investments in, several dialysis related businesses, which we are unlikely to recover as a result of recent deterioration in the financial condition of these businesses.

  Operating income (loss). Operating results decreased $62,614,000 to an operating loss of $5,777,000 in the second quarter of 1999 from an operating income of $56,837,000 in the second quarter of 1998. As a percentage of net operating revenues, operating results decreased to an operating loss of 1.6% in the second quarter of 1999 from an operating income of 19.7% in the second quarter of 1998 primarily due to the increases in both facility operating and general and administrative expenses and the additions to the valuation allowances for patient accounts receivables and the write-off of loans to, and investments in, dialysis related businesses as described above.

  Interest expense. Interest expense increased $7,826,000 to $24,370,000 in the second quarter of 1999 from $16,544,000 in the second quarter of 1998. The increase in interest expense primarily was due to an increase in borrowings made under our credit facilities to fund acquisitions.

  Interest rate swap-early termination costs. In conjunction with the refinancing of our credit facilities, two existing forward interest swap agreements were canceled in April 1998. The early termination costs associated with the cancellation of those swaps was $9,823,000.

  Interest income and other. Interest income is generated as a result of the short-term investment of surplus cash from operations and excess proceeds from borrowings under our credit facilities. Other income is income generated by unconsolidated partnerships. Interest income and other increased by $912,000 to $1,934,000 in the second quarter of 1999 from $1,022,000 in the second quarter of 1998.

  Provision for income taxes. Provision for income taxes decreased $21,787,000 to a benefit of $9,699,000 for the second quarter of 1999 from an expense of $12,088,000 in the second quarter of 1998. The effective tax rate was a benefit of 31.5% for the second quarter of 1999 compared to 40.4% in the second quarter of 1998, after minority interest. The change in the effective tax rate primarily was due to $3.8 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax base. Before consideration of these permanent tax differences, the consolidated effective tax rate benefit was 36.0%, after minority interests.

  Minority interests. Minority interests represent the pretax income earned by minority partners who directly or indirectly own minority interests in our partnership affiliates and the net income in certain of our corporate subsidiaries. Minority interests increased $956,000 to $2,521,000 from $1,565,000 in the second quarter of 1998. As a percentage of net operating revenues, minority interest increased slightly to 0.7% in the second quarter of 1999 from 0.5% in the second quarter of 1998.

  Extraordinary loss. In the second quarter of 1998 in conjunction with refinancing our credit facilities, we recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $9,932,000, net of income tax effect.

 Six months ended June 30, 1999 compared to the six months ended June 30, 1998

  Net operating revenues. Net operating revenues increased $158,138,000 to $705,237,000 in the six months ended June 30, 1999 from $547,099,000 in the six months ended June 30, 1998, representing a 29% increase. Of this increase, $136,865,000 was due to increased treatments, of which $85,845,000 was from acquisitions consummated after the six months ended June 30, 1998, $35,698,000 was from de novo developments commencing operations after the six months ended June 30, 1998 and $15,322,000 was from existing facilities as of June 30, 1998. The remaining increase of $21,273,000 resulted from an increase in net operating revenues per treatment which increased from $239.30 in the six months ended June 30, 1998 to $246.75 in the six months ended June 30, 1999. The increase in net operating revenue per treatment was mainly attributable to an increase in ancillary services intensity and pricing of $28,999,000, primarily in the administration of EPO of $26,203,000, an increase in corporate and ancillary program fees of $4,285,000, primarily from the expansion of laboratory services to former RTC facilities of $3,680,000, an increase in non-patient services revenue of $3,381,000 from the increase in dialysis facility management services to facilities that we do not own or control, and an offsetting decrease in our net operating revenue per treatment of $15,392,000, as a result of increasing our contractual allowances primarily related to billings from our Tacoma office to reflect recent trends in collection experience.

  Facility operating expenses. Facility operating expenses increased $133,444,000 to $483,763,000 in the six months ended June 30, 1999 from
$350,319,000 in the six months ended June 30, 1998 and as a percentage of net operating revenues, facility operating expenses increased to 68.6% in the six months ended June 30, 1999 from 64.0% in the six months ended June 30, 1998. This increase was primarily attributable to increased usage in EPO and other medical supplies and the impact of a lower net revenue per treatment. Additionally, during the second quarter of 1999, a provision of $4,500,000 was recorded for the resolution of claims made by vendors during the quarter for goods and services provided in earlier periods.

  General and administrative expenses. General and administrative expenses increased $18,763,000 to $53,278,000 in the six months ended June 30, 1999 from $34,515,000 in the six months ended June 30, 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 7.6% in the six months ended June 30, 1999 from 6.3% in the six months ended June 30, 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the six months ended June 30, 1999 includes approximately $2,500,000 of expenses related to costs of business purchase transactions which we will not consummate and operating costs associated with a corporate jet we are no longer using.

  Provision for doubtful accounts. The provision for doubtful accounts increased $31,643,000 to $46,185,000 in the six months ended June 30, 1999 from $14,542,000 in the six months ended June 30, 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 6.5% in the six months ended June 30, 1999 from 2.7% in the six months ended June 30, 1998. This is primarily a result of the $24,000,000 increase in the provision for doubtful accounts relating to collectibility problems of patient accounts receivable billed from our Tacoma business office. Our Tacoma office collection practices have not kept pace with the growth of our business and receivables have aged, causing them to be more difficult to collect.

  Depreciation and amortization. Depreciation and amortization increased $12,018,000 to $54,417,000 in the six months ended June 30, 1999 from $42,399,000 in the six months ended June 30, 1998. As a percentage of net operating revenues, depreciation and amortization was 7.7% in both six month periods.

  Write-off of investments. Write-off of investments and loans recorded in the six months ended June 30, 1999 of $16,600,000 represents allowances provided for loans to, and investments in, several dialysis related businesses, which we are unlikely to recover as a result of recent deterioration in the financial condition of these businesses.

 Merger and related costs.

  Merger and related costs recorded during the six months ended June 30, 1998 include costs associated with certain integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs, in connection with our merger with RTC.

  A summary of merger and related costs and accrual activity through June 30, 1999 is as follows:

                         Direct Transaction  Severance and   Costs to Integrate
                               Costs        Employment Costs     Operations        Total
                         ------------------ ---------------- ------------------ ------------
Initial expense.........    $ 21,580,000      $ 41,960,000      $ 15,895,000    $ 79,435,000
Amounts utilized in
 1998...................     (22,885,000)      (37,401,000)      (13,137,000)    (73,423,000)
Adjustment of
 estimates..............       1,305,000          (959,000)       (1,593,000)     (1,247,000)
                            ------------      ------------      ------------    ------------
Accrual, December 31,
 1998...................    $                    3,600,000         1,165,000       4,765,000
                            ============
Amounts utilized--1st
 quarter 1999...........                          (600,000)          (90,000)       (690,000)
                                              ------------      ------------    ------------
Accrual, March 31,
 1999...................                         3,000,000         1,075,000       4,075,000
Amounts utilized--2nd
 quarter 1999...........                                             (90,000)        (90,000)
                                              ------------      ------------    ------------
Accrual, June 30,
 1999...................                      $  3,000,000      $    985,000    $  3,985,000
                                              ============      ============    ============

  The remaining balance of severance and employment costs represents tax gross-up payments expected to be paid by the end of the year. The remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

  Operating income. Operating income decreased $54,330,000 to $50,994,000 in the six months ended June 30, 1999 from $105,324,000, before merger and related costs, in the six months ended June 30, 1998. As a percentage of net operating revenues, operating income before merger and related costs decreased to 7.2% in the six months ended June 30, 1999 from 19.3% in the six months ended June 30, 1998. This decrease was primarily attributable to increases in both facility operating and general and administrative expenses and the additions to valuation allowances for patient accounts receivable and the write-off of loans and investments in dialysis related businesses.

  Interest expense. Interest expense increased $16,076,000 to $47,137,000 in the six months ended June 30, 1999 from $31,061,000 in the six months ended June 30, 1998. The increase in interest expense primarily was due to an increase in borrowings made under our credit facilities to fund acquisitions.

  Interest rate swap-early termination costs. In conjunction with the refinancing of our credit facilities, two existing forward interest swap agreements were canceled in April 1998. The early termination costs associated with the cancellation of those swaps was $9,823,000.

  Interest income and other. Interest income and other increased $600,000 to $3,264,000 in the six months ended June 30, 1999 from $2,664,000 in the six months ended June 30, 1998 and as a percentage of net operating revenues, interest income and other was 0.5% for both periods.

  Provision for income taxes. Provision for income taxes decreased $9,637,000 to $3,323,000 for the six months ended June 30, 1999 from $12,960,000 in the six months ended June 30, 1998. The effective tax rate was 145.6% for the six months ended June 30, 1999 compared to 40.4% in the six months ended June 30, 1998, after minority interest but before merger and related costs. The change in the effective tax rate primarily was due to $5.8 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax income base. Before consideration of these permanent tax differences, the consolidated effective tax rate was 41.0%, after minority interests.

  Minority interests. Minority interests increased $1,881,000 to $4,839,000 in the six months ended June 30, 1999 from $2,958,000 in the six months ended June 30, 1998. As a percentage of net operating revenues, minority interest increased slightly to 0.7% in the six months ended June 30, 1999 from 0.5% in the six months ended June 30, 1998.

  Extraordinary loss. In February 1998, in conjunction with our merger with RTC, we terminated the RTC revolving credit agreement, and recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $2,812,000, net of income tax effect. In April 1998, in conjunction with refinancing our credit facilities, we also recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $9,932,000, net of income tax effect.

  Cumulative effect of change in accounting principle. Effective January 1, 1998, we adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, or SOP 98-5. SOP 98-5 requires that pre-opening and organizational costs, incurred in conjunction with our pre-opening activities on our de novo facilities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. In connection with the adoption of SOP 98-5, we recorded a charge of $6,896,000, net of income tax effect as a cumulative effect of a change in accounting principle.

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments, and equipment purchases. Net cash provided by operating activities was $31.0 million for the first six months of 1999 and net cash used in operating activities was $26.2 million for the first six months of 1998. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable.

  Accounts receivable, net of allowance for doubtful accounts, increased during the first six months of 1999 by $27.8 million, of which approximately $12.0 million was due to a payment suspension imposed on our Florida-based laboratory by its Medicare carrier, which has caused additional working capital needs. The remaining $15.8 million primarily was due to the increase in our net operating revenues.

  Net cash used in investing activities was $227.2 million for the first six months of 1999 and $286.8 million for the first six months of 1998. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $179.4 million for the first six months of 1999 and $307.9 million for the first six months of 1998 primarily consisting of borrowings from our credit facilities. The decreases in net cash used in investing activities and in net cash provided by financing activities were due to our completing fewer acquisitions in the first six months of 1999 as compared to the first six months of 1998. As of June 30, 1999, we had working capital of $413.4 million, including cash of $24.7 million.

  We believe that we will have sufficient liquidity to fund our debt service obligations over at least the next twelve months.

 Expansion

  In the six months ended June 30, 1999, we developed ten new facilities, four of which we do not own but we manage, and we expect to develop approximately 18 additional de novo facilities in the remainder of 1999. We anticipate that our capital requirements for purchases of equipment and leasehold improvements for facilities, including de novo facilities, will be approximately $60 to $70 million in aggregate for the remaining six months of 1999.

  During the six months ended June 30, 1999, we paid cash of approximately $127.6 million to acquire 35 facilities and additional interests from minority partners in certain of our partnerships. On July 1, 1999, we completed an acquisition of seven dialysis facilities for consideration of approximately $17.5 million.

 Credit facilities

  Subsequent to June 30, 1999, the lenders under our credit facilities have waived compliance with a financial covenant that requires us to maintain a specified leverage ratio. This waiver expires March 15, 2000. The lenders also have waived our violation of a covenant that placed a limit on our aggregate borrowings for international acquisitions, which we had exceeded. The terms of the waiver:

  . Reduce our permitted borrowings under the revolving credit facility from $950.0 million to $650.0 million during the waiver period;

  . Commencing after July 1, 1999, limit the amount of additional borrowings that we may use for acquisitions, de novo developments and expansion or relocation of existing dialysis centers;

  . Accelerated the maturity dates on the term loan and revolving credit facilities by two years, to March 31, 2006 and March 31, 2003, respectively; and

  . Increased the applicable margins used to determine the interest rates for our borrowings under the credit facilities.

  Other than the issues specifically addressed in the waiver agreement, all other covenants and conditions of the credit facilities remain unchanged.

  As of June 30, 1999 the principal amount outstanding under our revolving facility was $534.0 million and under our term facility was $396.0 million. The term facility requires annual principal payments of $4.0 million, with the $368.0 million balance due on maturity. As of June 30, 1999, we had $116.0 million available for borrowing under the revolving facility.

  The credit facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and impose limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the date of this filing, including violations waived by the lenders as described, we are in compliance with all such covenants.

 Interest rate swaps

  During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements with a combined notional amount of $800.0 million. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holder's option from one to seven years. The underlying blended interest rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. Currently, the effective interest rate for these swaps is 8.53%. During the second quarter of 1999, we received notification from two of our swap agreement counterparties that they had exercised their right to cancel agreements in the aggregate notional amount of $100.0 million. The remaining $700.0 million of swap agreements with maturities from the years 2003 through 2008 and cancellation option dates from the years 2001 through 2005 are still in effect.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, for us, SFAS 133 will become effective January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which we are hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

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

  In November 1998 we issued 7% convertible subordinated notes due 2009 in the aggregate principal amount of $345.0 million. The 7% notes are convertible at any time, in whole or in part, into shares of our common stock at a conversion price of $32.81 and will be redeemable after November 16, 2001. We used the net proceeds from the sale of the 7% notes to pay down debt under the revolving facility, which may be reborrowed, subject to the modified terms of our credit facilities.

Year 2000 considerations

  Since the summer of 1998, all of our departments have been meeting with our information systems department to determine the extent of our Year 2000, or Y2K, exposure. Project teams have been assembled to work on correcting Y2K problems and to perform contingency planning to reduce our total exposure. Our goal is to have all corrective action and contingency plans in place by the end of the third quarter of 1999.

  Software applications and hardware. Each component of our software application portfolio, or SAP, must be examined with respect to its ability to properly handle dates in the next millennium. As part of our software assessment plan, key users will test each component of our SAP. These tests will be constructed to make sure each component operates properly with the system date advanced to the next millennium.

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

  Dialysis centers, equipment and suppliers. The operations of our dialysis centers can be affected by the Y2K problem so a contingency plan must be in place to prevent the shutdown of these centers. Each center will be responsible for completing a survey of the possible consequences of a failure of the information systems of our vendors and formulating a contingency plan by the end of the third quarter of 1999. Divisional vice presidents will then review these plans to assure compliance.

  All of our biomedical devices, including dialysis machines that have a computer chip in them, will be checked for Y2K compliance. We have contacted or will contact each of the vendors of the equipment we use and ask them to provide us with documentation regarding Y2K compliance. Where it is technically and financially feasible without jeopardizing any warranties, we will test our equipment by advancing the clock to a date in the next millennium.

  In general, we expect to have all of our biomedical devices Y2K compliant by the end of the third quarter of 1999. We have not yet been able to estimate the costs of upgrading or replacing certain of our biomedical devices as we do not yet know which of these machines, if any, are not currently Y2K compliant.

  In addition to factors noted above which are directly within our control, factors beyond our direct control may disrupt our operations. If our suppliers are not Y2K complaint, we may experience inventory shortages and run short of critical supplies. If the utilities companies, transportation carriers and telecommunications companies which service us experience Y2K difficulties, our operations will also be adversely affected and some of our facilities may need to be closed. We are in the process of taking steps to reduce the impact on our operations in such instances and implementing contingency plans to address any possible unavoidable effect which these difficulties would have on our operations.

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

  . Identify Y2K compliant transportation/shipping companies and establish agreements with them to cover situations where our current suppliers' delivery systems go down;

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

  Our financial exposure from all sources of SAP and operating system Y2K issues as well as from dialysis center, equipment and supplier Y2K issues known to date ranges from approximately $500,000 to $1,200,000, the majority of which has not been expended.

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

  With respect to third-party non-governmental payors, we are in the process of determining where our exposure is and developing contingency plans to prevent the interruption of cash flow. With respect to Medicare payments, both the Health Care Financing Administration, or HCFA, and the two primary fiscal intermediaries we utilize have contingency plans in place. The HCFA mandated contingency plans have been tested by HCFA to ensure that no interruption of Medicare payments results from Y2K-related failures of their systems. With respect to MediCal, the largest of our third-party state payors, we are already submitting our claims with a four-digit numerical year in accordance with the current system. We are currently working with our other state payors individually to determine the extent of their Y2K compliance.

  Although we currently are not aware of any material operational issues associated with preparing our internal computer systems, facilities and equipment for Y2K, we cannot assure you, due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues, that we will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in our or third party systems or by our failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material adverse effect on our business, financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

  Due to the acceleration of the maturity of our credit facilities, our repayment requirements have been modified. The table below has been revised from the one disclosed in our Form 10-K for the fiscal year ended December 31, 1998, to reflect the modified principal repayments on our debt obligations and the related variable weighted average interest rates by expected maturity dates.

  The table also reflects the cancellation of $100,000,000 of interest rate swaps. For our interest rate swap agreements, the table presents the repayment of the notional amounts of these swaps at maturity, the fixed weighted average interest rates we must pay the swap holders according to the swap agreements, and the weighted average interest rates we will receive from the swap holders, based upon the current LIBOR. Notional amounts are used to calculate the contracted payments we will exchange with the swap holders under the swap agreements. The interest rates we will receive from the swap holders are variable, and are based on the LIBOR.

                                 Expected Maturity Date
                           ----------------------------------------        Fair
                           1999  2000  2001  2002  2003  Thereafter Total  Value
                           ----  ----  ----  ----  ----  ---------- -----  -----
                                            (in millions)
Liabilities
Long-term debt
  Fixed rate..............                                  $470    $470   $469
    Average interest
     rate.................                                   6.6%    6.6%
  Variable rate........... $ 20  $ 11  $ 95  $154  $300     $377    $957   $957
    Average interest
     rate................. 6.88% 6.88% 6.88% 6.88% 6.88%    6.88%   6.88%
                                 Expected Maturity Date
                           ----------------------------------------        Fair
                           1999  2000  2001  2002  2003  Thereafter Total  Value
                           ----  ----  ----  ----  ----  ---------- -----  -----
                                            (in millions)
Interest rate derivatives
Interest rate swaps
  Variable to fixed.......                         $100     $600    $700   $(29)
    Average pay rate......                         5.51%    5.69%   5.75%
    Average receive rate..                         5.03%    5.01%   5.01%

  Our swaps have a one-time call provision for our counterparty at varying times based upon the maturity of the underlying swaps as follows:

                                                                                     Notional
        Swap Maturity                   Call Provision                                Amount
        -------------                   --------------                               --------
      Ten-year swaps:                     Seven-year                                   $200
                                          Five-year                                     200
      Seven-year swaps:                   Four-year                                     100
                                          Three-year                                    100
      Five-year swaps:                    Two-year                                      100
                                                                                       ----
                                                                                       $700
                                                                                       ====

Other than as described above, there have been no material changes in our market risk exposure from that reported in our Form 10-K for the fiscal year ended December 31, 1998.

                                  RISK FACTORS

  In addition to the other information set forth in this Form 10-Q, you should note the following risks related to our business.

If we fail to build adequate internal systems and controls then our revenue and net income may be adversely affected.

  We have experienced rapid growth in the last five years, and especially in 1998, as a result of our business strategy to acquire, develop and manage a large number of dialysis centers. We also intend to continue to acquire, develop and manage additional dialysis centers, both in the U.S. and internationally. This historical growth and business strategy subjects us to the following risks:

  . Our billing and collection structures, systems and personnel may prove inadequate to collect all amounts owed to us for services we have rendered, resulting in a lack of sufficient cash flow;

  . We may require additional management, administrative and clinical personnel to manage and support our expanded operations, and we may not be able to attract and retain sufficient personnel;

  . Our assessment of the requirements of our growth on our information systems may prove inaccurate, and we may have to spend substantial amounts to enhance or replace our information systems;

  . Our expanded operations may require cash expenditures in excess of the cash available to us after paying our debt service obligations;

  . We may inaccurately assess the historical and projected results of operations of acquisition candidates, which may cause us to overpay for acquisitions;

  . We may inaccurately assess the historical and projected results of operations of existing and recently acquired facilities, which may cause us not to achieve the results of operations expected for these facilities; and

  . We may not be able to integrate acquired facilities as quickly or smoothly as we expect, which may cause us not to achieve the results of operations expected for these acquired facilities.

  These risks are enhanced when we acquire entire regional networks or other national dialysis providers, such as RTC, or enter into multi-facility management agreements.

Future declines, or the lack of an increase, in Medicare reimbursement rates could substantially decrease our net income.

  We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare end stage renal disease, or ESRD, program. Unlike many other Medicare programs, which receive periodic cost of living increases, these rates have not increased since 1991. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and continue to occur without a compensating increase in reimbursement rates. In addition, if Medicare should begin to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. We cannot predict whether future rate changes will be made. Approximately 50% of our net operating revenues in the first six months of 1999 was generated from patients who had Medicare as the primary payor.

  The Department of Health and Human Services, or HHS, has recommended, and the Clinton administration has included in its fiscal year 2000 budget proposal to the Congress, a 10% reduction in Medicare reimbursement for erythropoietin, or EPO. We cannot predict whether this proposal or other future rate or reimbursement method changes will be made. Approximately 14% of our net operating revenues in the first six months of 1999 was generated from EPO reimbursement through Medicare and Medicaid programs. Consequently, any reduction in the rate of EPO reimbursement through Medicare and Medicaid programs could materially reduce our revenues and net income.

  Medicare separately reimburses us for other outpatient prescription drugs that we administer to dialysis patients at the rate of 95% of the average wholesale price of each drug. The Clinton administration has also included in its fiscal year 2000 budget proposal to the Congress a reduction in the reimbursement rate for outpatient prescription drugs to 83% of average wholesale price. We cannot predict whether Congress will approve this rate change, or whether other reductions in reimbursement rates for outpatient prescription drugs will be made. If such changes are implemented, they could have a material adverse effect on our revenues and net income.

  Many Medicaid programs base their reimbursement rates for the services we provide on the Medicare reimbursement rates. Any reductions in the Medicare rates could also result in reductions in the Medicaid reimbursement rates. Approximately 5% of our net operating revenues in the first six months of 1999 was generated from patients who had Medicaid or comparable state programs as the primary payer.

If Medicare changes its ESRD program to a capitated reimbursement system, our revenues and profits could be materially reduced.

  HCFA has initiated a pilot demonstration project, expected to end in 2001, to test the feasibility of allowing managed care plans to participate in the Medicare ESRD program on a capitated basis. Under a capitated plan we or managed care plans would receive a fixed periodic payment for servicing all of our Medicare-eligible ESRD patients regardless of certain fluctuations in the number of services provided in that period or the number of patients treated. Under the current demonstration project, Medicare is paying managed care plans a capitated rate equal to 95% of Medicare's current average cost of treating dialysis patients. If HCFA considers this pilot program successful, HCFA or Congress could lower the average Medicare reimbursement for dialysis.

If we charge private payors at rates less than our current rates, then our revenues and net income could be substantially reduced.

  Approximately 35% of our net operating revenues in the first six months of 1999 was generated from patients who had domestic private payors as the primary payor. Domestic private payors, particularly managed care payors, have become more aggressive in demanding contract rates approaching or at Medicare reimbursement rates. We believe that the financial pressures on private payors to decrease the rates at which they reimburse us will continue to increase and could have a material impact on our revenues and net income.

If our assumptions regarding the beneficial life of our goodwill prove to be inaccurate, or subsequently change, our current earnings may be overstated and future earnings also may be affected.

  Our balance sheet has an amount designated as "goodwill" that represents 47% of our assets and 203% of our stockholders' equity at June 30, 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the period benefited. The current average useful life is 34 years for our goodwill and 21 years for all of our intangible assets that relate to business combinations. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, acquired businesses.

  We and our independent accountants continuously review the appropriateness of the amortization periods we are using and change them as necessary to reflect current expectations. If the factors we considered, and which give rise to a material portion of our goodwill, result in an actual beneficial period shorter than our determined useful life, earnings reported in periods immediately following some acquisitions would be overstated. In addition, in later years, we would be burdened by a continuing charge against earnings without the associated benefit to income. Earnings in later years could also be affected significantly if we subsequently determine that the remaining balance of goodwill has been impaired.

Interruption in the supply of, or cost increases in, EPO could materially reduce our net income and affect our ability to care for our patients.

  A single manufacturer, Amgen Corporation, produces EPO. In the future, Amgen may be unwilling or unable to supply us with EPO. Additionally, shortages in the raw materials or other resources necessary to manufacture EPO, or simply an arbitrary decision on the part of this sole supplier, may increase the wholesale price of EPO. Interruptions of the supply of EPO or increases in the price we pay for EPO could have a material adverse effect on our financial condition as well as our ability to provide appropriate care to our patients.

If we fail to identify, assess and respond successfully to the unique attributes of each of our foreign operations, our net income could be adversely affected.

  We only recently commenced operations outside the U.S., and expect to enter additional foreign markets in the next few years. Our failure to identify, understand and respond to the unique attributes of any of the foreign markets that we enter could cause us to:

  . Overpay for acquisitions of foreign dialysis centers;

  . Fail to integrate foreign acquisitions into our operations successfully;
    and

  . Assess the performance of our foreign operations incorrectly.

  The unique attributes of our foreign operations include:

  . Differences in payment and reimbursement rules and procedures, including unanticipated slowdowns in payments from large payors in Argentina;

  . Differences in accepted clinical standards and practices;

  . Differences in management styles and practices;

  . The unfamiliarity of foreign companies with U.S. financial reporting standards; and

  . Local laws that restrict or limit employee discharges and disciplinary actions.

If we fail to adhere to all of the complex government regulations that apply to our business, we could incur substantial fines or be excluded from participating in government reimbursement programs.

  Our dialysis operations are subject to extensive federal, state and local government regulations in the U.S. and to extensive government regulation in every foreign country in which we operate. Any of the following could adversely impact our revenues:

  . Loss of required government certifications;

  . Loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare ESRD Program and Medicaid programs;

  . Suspension of payments from government programs;

  . Loss of licenses required to operate health care facilities in some of the states in which we operate; and

  . Any challenge to the relationships we have structured in some foreign countries to comply with barriers to direct foreign ownership of healthcare businesses.

  The regulatory scrutiny of healthcare providers has increased significantly in recent years. For example, the Office of Inspector General of HHS has reported that it recovered $1.2 billion in fiscal year 1997 and $480 million in fiscal year 1998 from health care fraud investigations.

  . We may never collect the revenues from the payments suspended as a result of an investigation of our laboratory subsidiary

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to this laboratory. Medicare revenues from this laboratory represent approximately 2% of our net revenues. For the review periods the carrier has identified, January 1995 to April 1996, and May 1996 to March 1998, the carrier has alleged that the prescribing physician's medical justification did not properly support approximately 97% of the tests this laboratory performed. The carrier has determined that it overpaid this laboratory $5.6 million for the period from January 1995 to April 1996, and $14.2 million for the period from May 1996 to March 1998. The suspension of payments relates to all payments due after the suspension started, regardless of when this laboratory performed the tests. The carrier has withheld approximately $23 million as of June 30, 1999, which has adversely affected our cash flow. We may never recover the amounts withheld.

  . Our failure to comply with federal and state fraud and abuse statutes could result in sanctions

  Neither our arrangements with the medical directors of our facilities nor the minority ownership interests of referring physicians in some of our dialysis facilities meet all of the requirements of published safe harbors to the anti-kickback provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on anyone who receives or makes payments for referring a patient for any service reimbursed by Medicare, Medicaid or similar federal and state programs. Arrangements within published safe harbors are deemed not to violate these provisions. Enforcement agencies may subject arrangements that do not fall within a safe harbor to greater scrutiny. If we are challenged under these statutes, we may have to change our relationships with our medical directors and with referring physicians holding minority ownership interests.

  The laws of several states in which we do business prohibit a physician from making referrals for laboratory services to entities with which the physician, or an immediate family member, has a financial interest. We currently operate a large number of facilities in these states, which account for a significant percentage of our business. These state statutes could apply to laboratory services incidental to dialysis services. If so, we may have to change our relationships with referring physicians who serve as medical directors of our facilities or hold minority interests in any of our facilities.

We may not have sufficient cash flow from our business to service our debt.

  The amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. As of June 30, 1999 we had:

  . Total consolidated debt of approximately $1.4 billion;

  . Stockholders' equity of approximately $479 million; and

  . A ratio of earnings to fixed charges of 1.04.

  The following chart shows our aggregate interest and principal payments due on all of our currently outstanding debt for each of the next five fiscal years. Under interest swap agreements covering $700 million of debt, the interest rate under our credit facilities varies based on the amount of debt we incur relative to our assets and equity. Accordingly, the amount of these interest payments could fluctuate in the future.

                                                        Interest    Principal
                                                        Payments     Payments
                                                      ------------ ------------
       For the year ending December 31:
       1999.......................................... $110,023,000 $ 19,561,000
       2000..........................................  108,927,000   10,534,000
       2001..........................................  100,860,000   94,580,000
       2002..........................................   87,782,000  153,567,000
       2003..........................................   72,391,000  300,059,000

  Due to the large amount of these principal and interest payments, we may not have enough cash to pay the interest on our debt as it becomes due.

The large amount and terms of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

  Our credit facilities contain numerous financial and operating covenants that limit our ability, and the ability of most of our subsidiaries, to engage in activities such as incurring additional senior debt and disposing of our assets. These covenants require that we meet interest coverage, net worth and leverage tests.

  Additionally, as we are highly leveraged and if we are not in compliance with our covenants, we may be required to renegotiate the terms of our credit facilities on terms that are more unfavorable including: higher interest rates, shorter maturities or more restrictive borrowing terms; all of which may have an adverse impact on net income. Currently, as a result of the waivers granted by our lenders, we are in compliance with our credit facility covenants.

  Our level of debt and the limitations our credit facilities impose on us could have other important consequences to you, including:

  . We will have to use a portion of our cash flow from operations, approximately $129.6 million in 1999 and $119.5 million in 2000, for debt service rather than for our operations;

  . We may not be able to obtain additional debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes;

  . We could be less able to take advantage of significant business opportunities, including acquisitions, and react to changes in market or industry conditions.

If a change of control occurs, we may not have sufficient funds to repurchase our outstanding notes.

  Upon a change of control, generally the sale or transfer of a majority of our voting stock or almost all of our assets, our noteholders may require us to repurchase all or a portion of their notes. If a change of control occurs, we may not be able to pay the repurchase price for all of the notes submitted for repurchase. In addition, the terms of our credit facilities generally prohibit us from purchasing any notes until we have repaid all debt outstanding under these credit facilities. Future credit agreements or other agreements relating to debt may contain similar provisions. We may not be able to secure the consent of our lenders to repurchase our outstanding notes or refinance the borrowings that prohibit us from repurchasing our outstanding notes. If we do not obtain a consent or repay the borrowings, we could not repurchase these notes.

We may experience material unanticipated negative consequences beginning in the year 2000 due to undetected computer defects.

  The Y2K issue concerns the potential exposures related to the automated generation of incorrect information from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues, we cannot assure you that undetected errors or defects in our or third party systems or our failure to prepare adequately for the results of those errors or defects will not cause us material unanticipated problems or costs.

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

  . The complexity of testing interconnected internal and external computer networks, software applications and dialysis equipment; and

  . The uncertainty surrounding how others will deal with liability issues raised by Y2K-related failures.

  Moreover, the estimated costs of implementing our plans for fixing Y2K problems do not take into account the costs, if any, that we might incur as a result of Y2K-related failures that occur despite our implementation of these plans.

  While we are developing contingency plans to address possible computer failure scenarios, we recognize that there are "worst case" scenarios which may occur. We may experience the extended failure of external and internal computer networks and equipment that control

  . Medicare, Medicaid and other third party payors' ability to reimburse us;

  . Regional infrastructures, such as power, water and telecommunications systems;

  . Equipment and machines that are essential for the delivery of patient care; and

  . Computer software necessary to support our billing process.

  If any one of these events occurs, our cash flow could be materially reduced. Even in the absence of a failure of these networks and equipment, we will likely continue to incur costs related to remediation efforts, the replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, 2000 and the possible implementation of alternative payment schemes with our payors.

Provisions in our charter documents may deter a change of control which our stockholders may otherwise determine to be in their best interests.

  Our certificate of incorporation and bylaws and the Delaware General Corporation Law include provisions which may deter hostile takeovers, delay or prevent changes in control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These provisions include:

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Procedings

  The information in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    10.1 Employment Agreement, dated as of May, 6 1999, by and between TRCH and George DeHuff.*

    10.2 Amendment No. 3 and Waiver, dated as of August 9, 1999, to and under the Revolving Credit Agreement.

    10.3 Limited Waiver and Second Amendment, dated as of August 9, 1999, to the Term Loan Agreement.

    27.1 Financial Data Schedule--three months ended June 30, 1999 and three months ended June 30, 1998.

    27.2 Financial Data Schedule--six months ended June 30, 1999 and six months ended June 30, 1998.

---------------------
*  Management contract or executive compensation plan or arrangement.

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                 /s/ John J. McDonough
                                          By: _________________________________
                                                     John J. McDonough
                                                     Vice President and
                                                  Chief Accounting Officer

Date: August 16, 1999

  John J. McDonough is signing in the dual capacities as the registrant's principal accounting officer and a duly authorized officer of the registrant.

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  10.1   Employment Agreement, dated as of May, 6 1999, by and between TRCH and
          George DeHuff.*

  10.2 Amendment No. 3 and Waiver, dated as of August 9, 1999, to and under the Revolving Credit Agreement.

  10.3 Limited Waiver and Second Amendment, dated as of August 9, 1999, to the Term Loan Agreement.

  27.1 Financial Data Schedule--three months ended June 30, 1999 and three months ended June 30, 1998.

  27.2 Financial Data Schedule--six months ended June 30, 1999 and six months ended June 30, 1998.

---------------------
*Management contact or executive compensation plan or arrangement.