Form 10-Q/A
period 1999-03-31
TOTAL RENAL CARE HOLDINGS INC
filed 1999-08-30
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                FORM 10-Q/A

                             (AMENDMENT NO. 1)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                Outstanding at
     Class                                                        May 1, 1999
     -----                                                     -----------------
     Common Stock, Par Value $0.001........................... 81,172,370 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

  Unless otherwise indicated in this Form 10-Q, "we," "us," "our" and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

                          INTRODUCTORY STATEMENT

  We are filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 1999 to restate the financial information to correct for previously unrecorded amounts due to suppliers. Our operating expenses and other current liabilities for the three months ended March 31, 1999 increased by $13,150,000 and net income for the same period decreased by $7,943,000, net of tax of $5,207,000.

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
  Condensed Consolidated Balance Sheets as of March 31, 1999 and December
   31, 1998................................................................   1
  Condensed Consolidated Statements of Income and Comprehensive Income for
   the three months ended March 31, 1999 and March 31, 1998................   2
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and March 31, 1998.................................   3
  Notes to Condensed Consolidated Financial Statements.....................   4
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  17
Risk Factors...............................................................  18
                           PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K...................................  25
Signatures.................................................................  26

---------------------
Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,      December 31,
                                                      1999            1998
                                                 --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents....................  $   39,905,000  $   41,487,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $68,828,000 and
   $61,848,000, respectively...................     441,810,000     416,472,000
  Deferred income taxes........................      34,320,000      31,917,000
  Other current assets.........................      58,122,000      50,395,000
                                                 --------------  --------------
    Total current assets.......................     574,157,000     540,271,000
Property and equipment, net....................     261,189,000     233,337,000
Notes receivable and other long-term assets ...      94,743,000      57,578,000
Intangible assets, net of accumulated
 amortization of $130,936,000 and $114,982,000,
 respectively..................................   1,117,315,000   1,084,395,000
                                                 --------------  --------------
    Total assets...............................  $2,047,404,000  $1,915,581,000
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations.....  $   19,435,000  $   21,847,000
  Other current liabilities....................     157,474,000     152,617,000
                                                 --------------  --------------
    Total current liabilities..................     176,909,000     174,464,000
Long term debt and other.......................   1,324,754,000   1,227,671,000
Deferred income taxes..........................      15,301,000       8,212,000
Minority interests.............................      26,545,000      23,422,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 81,153,000
   and 81,030,000 shares issued and
   outstanding, respectively)..................          81,000          81,000
  Additional paid-in capital...................     415,581,000     413,095,000
  Notes receivable from stockholders...........        (364,000)       (356,000)
  Accumulated other comprehensive income.......        (336,000)
  Retained earnings............................      88,933,000      68,992,000
                                                 --------------  --------------
    Total stockholders' equity.................     503,895,000     481,812,000
                                                 --------------  --------------
    Total liabilities and stockholders'
     equity....................................  $2,047,404,000  $1,915,581,000
                                                 ==============  ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                   Three months ended March 31, 1999 and 1998

                                                   Three Months
                                            ---------------------------  -------
                                                1999           1998
                                            -------------  ------------
STATEMENTS OF INCOME
Net operating revenues....................  $ 352,244,000  $258,749,000
Operating expenses:
  Facilities..............................    233,983,000   166,995,000
  General and administrative..............     23,987,000    16,910,000
  Provision for doubtful accounts.........     10,478,000     6,763,000
  Depreciation and amortization...........     27,025,000    19,594,000
  Merger and related costs................                   79,435,000
                                            -------------  ------------
   Total operating expenses...............    295,473,000   289,697,000
  Operating income (loss).................     56,771,000   (30,948,000)
Interest expense, net of capitalized
 interest.................................    (22,767,000)  (14,517,000)
Interest income...........................      1,330,000     1,642,000
                                            -------------  ------------
  Income (loss) before income taxes,
   minority interests, extraordinary item
   and cumulative effect of change in
   accounting principle...................     35,334,000   (43,823,000)
Income taxes..............................     13,075,000       872,000
                                            -------------  ------------
  Income (loss) before minority interests,
   extraordinary item and cumulative
   effect of change in accounting
   principle..............................     22,259,000   (44,695,000)
Minority interests in income of
 consolidated subsidiaries................      2,318,000     1,393,000
                                            -------------  ------------
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle...................     19,941,000   (46,088,000)
Extraordinary loss, net of tax of
 $1,580,000...............................                    2,812,000
Cumulative effect of change in accounting
 principle, net of tax of $4,300,000......                    6,896,000
                                            -------------  ------------
Net income (loss).........................  $  19,941,000  $(55,796,000)
                                            =============  ============
Earnings (loss) per common share:
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle...................  $        0.25  $      (0.59)
  Extraordinary loss, net of tax..........                        (0.03)
  Cumulative effect of change in
   accounting principle, net of tax.......                        (0.09)
                                            -------------  ------------
  Net income (loss).......................  $        0.25  $      (0.71)
                                            =============  ============
Weighted average number of common shares
 outstanding..............................     81,102,000    78,926,000
                                            =============  ============
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle...................  $        0.24  $      (0.59)
  Extraordinary loss, net of tax..........                        (0.03)
  Cumulative effect of change in
   accounting principle, net of tax.......                        (0.09)
                                            -------------  ------------
  Net income (loss).......................  $        0.24  $      (0.71)
                                            =============  ============
Weighted average number of common shares
 and equivalents outstanding--assuming
 dilution.................................     86,458,000    78,926,000
                                            =============  ============
STATEMENTS OF COMPREHENSIVE INCOME
  Net income (loss).......................  $  19,941,000  $(55,796,000)
  Other comprehensive income:
   Foreign currency translation...........       (336,000)
                                            -------------  ------------
  Comprehensive income (loss).............  $  19,605,000  $(55,796,000)
                                            =============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1999 and 1998

                                                         Three Months
                                                  ----------------------------
                                                      1999           1998
                                                  -------------  -------------
Cash flows from operating activities:
  Net income (loss) ............................. $  19,941,000  $ (55,796,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization................    27,025,000     19,594,000
    Extraordinary item, net of tax...............                    2,812,000
    Provision for doubtful accounts..............    10,478,000      6,763,000
    Change in accounting principle, net of tax...                    6,896,000
    Compensation expense from stock option
     exercise....................................                   16,000,000
    Changes in working capital...................   (19,127,000)   (31,825,000)
                                                  -------------  -------------
      Total adjustments..........................    18,376,000     20,240,000
                                                  -------------  -------------
        Net cash provided by (used in) operating
         activities..............................    38,317,000    (35,556,000)
                                                  -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment............   (38,638,000)   (12,937,000)
  Cash paid for acquisitions, net of cash
   acquired......................................   (77,417,000)   (64,160,000)
  Other..........................................   (17,666,000)   (18,930,000)
                                                  -------------  -------------
        Net cash used in investing activities....  (133,721,000)   (96,027,000)
                                                  -------------  -------------
Cash flows from financing activities:
  Borrowings from bank credit facility...........    84,500,000    494,000,000
  Principal payments on long-term obligations....                 (325,121,000)
  Net proceeds from sale of common stock.........     1,992,000     17,441,000
  Other..........................................     7,330,000      4,628,000
                                                  -------------  -------------
        Net cash provided by financing
         activities..............................    93,822,000    190,948,000
                                                  -------------  -------------
Net (decrease) increase in cash..................    (1,582,000)    59,365,000
Cash at beginning of period......................    41,487,000      6,143,000
                                                  -------------  -------------
Cash at end of period............................ $  39,905,000  $  65,508,000
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

  The information related to the activity for the three months ended March 31, 1999 has been restated for adjustments to correct for previously unrecorded amounts due to suppliers. Facility operating expenses and general and administrative expenses have increased by $11,900,000 and $1,250,000, respectively, and adjustments to other accrued liabilities and income tax liabilities have been recorded and are reflected in this Form 10-Q. The following summarizes the impact of these adjustments to net income for the three months ended March 31, 1999.

                                                        For the three months
                                                        ended March 31, 1999
                                                      -------------------------
                                                           As
                                                       originally
                                                        reported   As restated
                                                      ------------ ------------
Operating expense.................................... $282,323,000 $295,473,000
Income from operations...............................   69,921,000   56,771,000
Income taxes.........................................   18,282,000   13,075,000
Net income...........................................   27,884,000   19,941,000
Earnings per share...................................         0.34         0.25
Earnings per share--assuming dilution................         0.34         0.24

  The information related to the activity for the three months ended March 31, 1998 has been restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000. These reclassifications and adjustments are more fully described in our Form 10-K for the year ended December 31, 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                                                                 Three months
                                                                    ended
                                                                  March 31,
                                                                     1998
                                                                 ------------
   Net operating revenues
     TRCH....................................................... $144,088,000
     RTC........................................................  114,661,000
                                                                 ------------
                                                                 $258,749,000
                                                                 ============
   Loss before extraordinary item and cumulative effect of
    change in accounting principle
     TRCH....................................................... $(18,773,000)
     RTC........................................................  (27,315,000)
                                                                 ------------
                                                                 $(46,088,000)
                                                                 ============
   Net loss
     TRCH....................................................... $(21,677,000)
     RTC........................................................  (34,119,000)
                                                                 ------------
                                                                 $(55,796,000)
                                                                 ============

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

  In February 1998, in conjunction with our merger with RTC, we terminated RTC's revolving credit agreement, and recorded all of the remaining unamortized deferred financing costs as an extraordinary loss of $2,812,000, net of income tax effect.

                      TOTAL RENAL CARE HOLDINGS, INC.

  3. During the quarter ended March 31, 1999, we purchased 23 centers and additional interests from minority partners in certain of our partnerships. Total cash consideration for these transactions was approximately $77.4 million.

  We accounted for these transactions under the purchase method. The cost of these acquisitions is allocated primarily to intangible assets such as patient charts, noncompete agreements and goodwill to the extent the purchase price exceeds the value of the tangible assets, primarily capital equipment.

  The results of operations on a pro forma basis, as though the above acquisitions had been combined with us at the beginning of each period presented for the three months ended March 31, are as follows:

                                                        1999         1998
                                                    ------------ ------------
   Pro forma net operating revenues................ $357,614,000 $270,325,000
   Pro forma income (loss) before extraordinary
    item and cumulative effect of change in
    accounting principle........................... $ 20,834,000 $(44,673,000)
   Pro forma net income (loss) .................... $ 20,834,000 $(54,381,000)
   Pro forma earnings (loss) per share before
    extraordinary item and cumulative effect of
    change in accounting principle:
     Basic......................................... $       0.26 $      (0.57)
     Assuming dilution............................. $       0.25 $      (0.57)

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                                                         Three months ended
                                                             March 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------  ------------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle..........................................  $19,941,000  $(46,088,000)
Interest, net of tax resulting from dilutive effect
 of convertible debt................................    1,088,000
                                                      -----------  ------------
Adjusted income (loss)..............................   21,029,000   (46,088,000)
Extraordinary loss, net of tax......................                 (2,812,000)
Cumulative effect of change in accounting principle,
 net of tax.........................................                 (6,896,000)
                                                      -----------  ------------
Income (loss)--assuming dilution....................  $21,029,000  $(55,796,000)
                                                      ===========  ============
Applicable Common Shares
  Average outstanding during the period.............   81,123,000    79,031,000
Reduction in shares in connection with notes
 receivable from employees..........................      (21,000)     (105,000)
                                                      -----------  ------------
Weighted average number of shares outstanding
 for use in computing earnings per share............   81,102,000    78,926,000
Dilutive effect of outstanding stock options........      477,000
Dilutive effect of convertible debt.................    4,879,000
                                                      -----------  ------------
Weighted average number of shares and equivalents
 outstanding for use in computing earnings per
 share--assuming dilution...........................   86,458,000    78,926,000
                                                      ===========  ============
Earnings (loss) per common share:
  Income (loss) per common share before
   extraordinary item and cumulative effect
   of change in accounting principle................  $      0.25  $      (0.59)
  Extraordinary loss, net of tax....................                      (0.03)
  Cumulative effect of change in accounting
   principle, net of tax............................                      (0.09)
                                                      -----------  ------------
Net income (loss) per common share..................  $      0.25  $      (0.71)
                                                      ===========  ============
Earnings (loss) per common share--assuming dilution:
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle........................................  $      0.24  $      (0.59)
  Extraordinary loss, net of tax....................                      (0.03)
  Cumulative effect of change in accounting
   principle, net of tax............................                      (0.09)
                                                      -----------  ------------
Net income (loss) per common share--assuming
 dilution...........................................  $      0.24  $      (0.71)
                                                      ===========  ============

  Included in the above calculation for the three months ended March 31, 1999, is the effect of RTC's 5 5/8% convertible subordinated notes due 2006 treated on an "as converted" basis; however, the effect is not included for the three months ended March 31, 1998 because it was anti-dilutive. Our 7% convertible notes due 2009 were also antidilutive.

  6. During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancellation clauses at the swap holders' option from one to seven years. The underlying blended rate is fixed at approximately 5.65% plus an applicable margin based upon our current leverage ratio. At March 31, 1999, the effective interest rate for borrowings under the swap agreements was 7.2%.

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

  The following is summarized financial information of RTC:

                                                       March 31,   December 31,
                                                          1999         1998
                                                      ------------ ------------
   Cash and cash equivalents........................  $          0 $  5,396,000
   Accounts receivable, net.........................   127,355,000  130,129,000
   Other current assets.............................    18,906,000   19,106,000
                                                      ------------ ------------
    Total current assets............................   146,261,000  154,631,000
   Property and equipment, net......................    86,734,000   75,641,000
   Intangible assets, net...........................   421,469,000  406,562,000
   Other assets.....................................     3,159,000    9,249,000
                                                      ------------ ------------
    Total assets....................................  $657,623,000 $646,083,000
                                                      ============ ============
   Current liabilities (includes $311,843,000 and
    $306,628,000 intercompany payable to TRCH at
    March 31, and December 31, 1998, respectively)..  $352,255,000 $352,753,000
   Long-term debt...................................   134,553,000  125,199,000
   Stockholder's equity.............................   170,815,000  168,131,000
                                                      ------------ ------------
    Total liabilities and stockholders' equity......  $657,623,000 $646,083,000
                                                      ============ ============

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                          1999         1998
   Net operating revenues..........................   $120,402,000 $114,661,000
   Total operating expenses........................    114,258,000  136,407,000
                                                      ------------ ------------
   Operating income (loss).........................      6,144,000  (21,746,000)
   Interest expense, net...........................      1,802,000    3,588,000
                                                      ------------ ------------
   Income before income taxes......................      4,342,000  (25,334,000)
   Income taxes....................................      1,658,000    1,981,000
                                                      ------------ ------------
    Net income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle.....................................   $  2,684,000 $(27,315,000)
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

                        TOTAL RENAL CARE HOLDINGS, INC.

  9. Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that 99.3% of the tests performed by this laboratory for the review period it initially identified, from January 1995 to April 1996, were not properly supported by the prescribing physicians' medical justification. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of claims related to this laboratory. The carrier has withheld approximately $18 million as of March 31, 1999. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and the Department of Health and Human Services, or HHS, of this matter.

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

  Any determination adverse to us could have an adverse impact on our business, results of operations, financial condition or cash flows.

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

  The information related to the activity for the three months ended March 31, 1999 has been restated for adjustments to correct for previously unrecorded amounts due to suppliers. Facility operating expenses and general and administrative expenses have increased by $11,900,000 and $1,250,000, respectively, and adjustments to other accrued liabilities and income tax liabilities have been recorded and are reflected in this Form 10-Q. The following summarizes the impact of these adjustments to net income for the three months ended March 31, 1999.

                                                        For the three months
                                                        ended March 31, 1999
                                                      -------------------------
                                                           As
                                                       originally
                                                        reported   As restated
                                                      ------------ ------------
Operating expense.................................... $282,323,000 $295,473,000
Income from operations...............................   69,921,000   56,771,000
Income taxes.........................................   18,282,000   13,075,000
Net income...........................................   27,884,000   19,941,000
Earnings per share...................................         0.34         0.25
Earnings per share--assuming dilution................         0.34         0.24

  The information related to the activity for the three months ended March 31, 1998 has been restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000. These reclassifications and adjustments are more fully described in our Form 10-K for the year ended December 31, 1998.

Results of operations

 Three months ended March 31, 1999 compared to the three months ended March 31, 1998

  Net operating revenues. Net operating revenues are derived primarily from five sources: (a) outpatient facility hemodialysis services; (b) ancillary services, including the administration of EPO and other intravenous pharmaceuticals, clinical laboratory services, oral pharmaceutical products and other ancillary services; (c) home dialysis services and related products; (d) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals; and (e) international operations. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. Our dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 33 months of treatment as mandated by law. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals.

  We maintain a usual and customary fee schedule for our dialysis treatment and other patient services. We often do not realize our usual and customary rates, however, because of limitations on the amounts we can bill to or collect from the payors for our services. We generally bill the Medicare and Medicaid programs at net realizable rates determined by applicable fee schedules for these programs, which are established by statute or regulation. We bill most non-governmental payors, including managed care payors with which we have contracted, at our usual and customary rates. Since we bill most non-governmental payors at our usual and customary rates, but often expect to receive payments at the lower contracted rates, we also record a contractual allowance in order to record expected net realizable revenue for services provided. This process involves estimates and we record revisions to these estimates in subsequent periods as they are determined to be necessary.

  Net operating revenues increased $93,495,000 to $352,244,000 in the first quarter of 1999 from $258,749,000 in the first quarter of 1998, representing a 36.1% increase. Of this increase, $68,649,000 was due to increased treatments, of which $57,734,000 was from acquisitions consummated after the first quarter of 1998, $7,829,000 was from de novo developments commencing operations after the first quarter of 1998 and $3,086,000 was from existing facilities as of March 31, 1998. The remaining increase of $24,846,000 resulted from an increase in net operating revenues per treatment which increased from $235.31 in the first quarter of 1998 to $253.16 in the first quarter of 1999. The increase in net operating revenue per treatment was mainly attributable to an increase in ancillary services intensity and pricing of $13,339,000, primarily in the administration of EPO of $9,979,000, an increase in services reimbursed by private payors of $6,846,000, who pay at higher rates, stemming from the extension of the period during which Medicare is secondary payor and private payors are primary payor for an additional twelve-month period, and an increase in corporate and ancillary program fees of $4,661,000, primarily from the expansion of laboratory services to former RTC facilities of $3,251,000.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $66,988,000 to $233,983,000 in the first quarter of 1999 from $166,995,000 in the first quarter of 1998 and as a percentage of net operating revenues, facility operating expenses increased to 66.4% in the first quarter of 1999 from 64.5% in the first quarter of 1998. This increase was attributable to higher operating costs, primarily in medical supplies and EPO.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $7,077,000 to $23,987,000 in the first quarter of 1999 from $16,910,000 in the first quarter of 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 6.8% in the first quarter of 1999 from 6.5% in the first quarter of 1998.

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

  Operating income. Operating income increased $87,719,000 to $56,771,000 in the first quarter of 1999 from an operating loss of $30,948,000 in the first quarter of 1998. Operating income before merger and related costs increased $8,284,000 to $56,771,000 from $48,487,000 in the first quarter of 1998. As a percentage of net operating revenues, operating income before merger and related costs decreased to 16.1% in the first quarter of 1999 from 18.7% in the first quarter of 1998 primarily due to increases in facility operating expenses, general and administrative expenses, the provision for doubtful accounts and depreciation and amortization expense.

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

  Provision for income taxes. Provision for income taxes increased $12,203,000 to $13,075,000 for the first quarter of 1999 from $872,000 in the first quarter of 1998. The effective tax rate was 39.6% for the first quarter of 1999 compared to 39.8% in the first quarter of 1998, after minority interest but before merger and related costs. The decrease in the effective tax rate was due to a reduction in the blended state tax rate and less amortization of non-deductible goodwill as a percentage of taxable income.

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

  Extraordinary loss. In February 1998, in conjunction with our merger with RTC, we terminated RTC's revolving credit agreement, and recorded all of the remaining related unamortized deferred financing costs as an extraordinary loss of $2,812,000, net of income tax effect.

  Cumulative effect of change in accounting principle. Effective January 1, 1998, we adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, or SOP 98-5. SOP 98-5 requires that pre-opening and organizational costs, incurred in conjunction with our pre-opening activities on our de novo facilities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. In connection with the adoption of SOP 98-5, we recorded a charge of $6,896,000, net of income tax effect as a cumulative effect of a change in accounting principle, in the first quarter of 1998.

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

  Net cash used in investing activities was $133.7 million for the first quarter of 1999 and $96.0 million for the first quarter of 1998. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $93.8 million for the first quarter of 1999 and $190.9 million for the first quarter of 1998 primarily consisting of borrowings from our two credit facilities. As of March 31, 1999, we had working capital of $397.2 million, including cash of $39.9 million.

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

  The credit facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and impose limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of the filing date of this Form 10-Q/A, including violations waived by the lenders as described in our Form 10-Q for the quarter ended June 30, 1999, we are in compliance with all such covenants.

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

  With respect to third-party non-governmental payors, we are in the process of determining where our exposure is and developing contingency plans to prevent the interruption of cash flow. With respect to Medicare payments, neither the Health Care Financing Administration, or HCFA, nor its financial intermediaries have any contingency plan in place. However, HCFA has mandated that its financial intermediaries submit a draft of their contingency plans to it by March 1999 and that they be prepared to ensure that no interruption of Medicare payments results from Y2K-related failures of their systems. With respect to MediCal, the largest of our third-party state payors, we are already submitting our claims with a four-digit numerical year in accordance with the current system. We are currently working with our other state payors individually to determine the extent of their Y2K compliance.

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

  The Department of Health and Human Services, or HHS, has recommended, and the Clinton administration has included in its fiscal year 2000 budget proposal to the Congress, a 10% reduction in Medicare reimbursement for erythropoietin, or EPO. We cannot predict whether this proposal or other future rate or reimbursement method changes will be made. Approximately 13% of our net operating revenues in the first quarter of 1999 was generated from EPO reimbursement through Medicare and Medicaid programs.

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

   Many Medicaid programs base their reimbursement rates for the services we provide on the Medicare reimbursement rates. Any reductions in the Medicare rates could also result in reductions in the Medicaid reimbursement rates. Approximately 5% of our net operating revenues in the first quarter of 1999 was generated from patients who had Medicaid or comparable state programs as the primary payor.

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

  Approximately 41% of our net operating revenues in the first quarter of 1999 was generated from patients who had domestic private payors as the primary payor. Domestic private payors, particularly managed care payors, have become more aggressive in demanding contract rates approaching or at Medicare reimbursement rates. We believe that the financial pressures on private payors to decrease the rates at which they reimburse us will continue to increase and could have a material impact on our revenues and net income.


If our assumptions regarding the beneficial life of our goodwill prove to be inaccurate, or subsequently change, our current earnings may be overstated and future earnings also may be affected.

  Our balance sheet has an amount designated as "goodwill" that represents 45% of our assets and 184% of our stockholders' equity at March 31, 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the period benefited. The current average useful life is 34 years for our goodwill and 21 years for all of our intangible assets that relate to business combinations. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, acquired businesses.

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

  The regulatory scrutiny of healthcare providers has increased significantly in recent years. For example, the Office of Inspector General of HHS reported that it recovered $1.2 billion in fiscal 1997 from health care fraud investigations, an amount five times greater than that recovered in the previous fiscal year.

  . We may never collect the revenues from the payments suspended as a result of an investigation of our laboratory subsidiary

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims this laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to this laboratory. Medicare revenues from this laboratory represent approximately 2% of our net revenues. For the review period the carrier initially identified, January 1995 to April 1996, the carrier has alleged that the prescribing physician's medical justification did not properly support 99.3% of the tests this laboratory performed. The carrier also determined that it overpaid the laboratory $5.6 million for this period. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The suspension of payments relates to all payments due after the suspension started, regardless of when the laboratory performed the tests. The carrier had withheld approximately $18 million as of March 31, 1999, which has adversely affected our cash flow. We may never recover the amounts withheld.

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

  . Stockholders' equity of approximately $504 million; and

  . A ratio of earnings to fixed charges of 2.24.

  The following chart shows our aggregate interest and principal payments due on all of our currently outstanding debt for each of the next five fiscal years. Under interest swap agreements covering $800 million of debt, the interest rate under our credit facilities varies based on the amount of debt we incur relative to our assets and equity. Accordingly, the amount of these interest payments could fluctuate in the future.

                                     Interest Payments Principal Payments
                                     ----------------- ------------------
   For the year ending December 31:
   1999                                 $96,200,000       $ 21,847,000
   2000                                  95,100,000         10,893,000
   2001                                  88,400,000         94,579,000
   2002                                  77,700,000        153,567,000
   2003                                  68,800,000        241,559,000

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

  Our level of debt and the limitations our credit facilities impose on us could have other important consequences to you, including:

  . We will have to use a portion of our cash flow from operations, approximately $96.2 million in 1999 and $95.1 million in 2000, for debt service rather than for our operations;

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

  .Equipment and machines that are essential for the delivery of patient care; and

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

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                             /s/ John J. McDonough
                                          By: _________________________________

                                                 John J. McDonough

                                            Vice President, Finance and

                                              Chief Accounting Officer

Date: August 30, 1999

  John J. McDonough is signing in the dual capacities as (i) Chief Accounting Officer and (ii) a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

   Exhibit
   Number                               Description
   -------                              -----------
    27.1   Financial Data Schedule--three months ended March 31, 1999 and three months ended March 31, 1998.X

---------------------
X  Filed herewith.