Form 10-K405/A
period 1998-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 1999-10-08
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          --------------------------

                                FORM 10-K/A

(Mark One)                   (AMENDMENT NO. 1)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

                      Documents Incorporated by Reference

  None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INTRODUCTORY STATEMENT

  We are filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 1998 in response to comments received by us from the Securities and Exchange Commission regarding our Registration Statement on Form S-3 (File No. 333-69227).

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

 Physician relationships

  A key factor in the success of a dialysis facility is our relationship with local nephrologists. We currently have relationships with more than 600 nephrologists in our markets. As is often true in the dialysis industry, one or a few physicians account for all or a significant portion of a dialysis facility's patient referral base. The loss of one or more key referring physicians at a particular facility could materially reduce the revenue of that facility. In addition, our selection of a location for a de novo dialysis facility is determined in part by the physician or nephrologist selected to serve as our medical director. An ESRD patient generally seeks treatment at a facility that is near to his or her home and at which his or her nephrologist has practice privileges. Consequently, in order to continue to receive physician referrals of ESRD patients, we rely on our ability to meet the needs of referring physicians.

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

  While infrequent, we have from time to time experienced competition from a dialysis facility established by a former medical director following the termination of his or her relationship with us. The agreements with medical directors at approximately 6% of our facilities will expire within the next two years. We may not be successful in renewing or extending these agreements on terms acceptable to us. If we are unable to renew or extend our agreement with the medical director at a particular facility, the revenues of that facility could be materially reduced.

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

  In some markets, we have had difficulty finding suitable locations for de novo developments. The inability to find a suitable location for a particular de novo development may result in a lost opportunity to capture additional market share in that area.

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

 Florida laboratory payment dispute

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that 99.3% of the tests performed by this laboratory for the review period it initially identified, from January 1995 to April 1996, were not properly supported by the prescribing physicians' medical justification. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $14.2 million for the review period from May 1996 to March 1998. The carrier has also suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. The carrier had withheld approximately $11 million as of December 31, 1998. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and HHS of this matter, and we are cooperating with DOJ and HHS.

  We have consulted with outside counsel, reviewed our records, are disputing the overpayment determinations vigorously and have provided extensive supporting documentation of our claims. We have cooperated with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held on July 27 and July 28, 1999. We expect the hearing officer to render a decision by mid-November 1999. We have received minimal responses from the carrier to our repeated requests for clarification and information regarding the continuing payment suspension.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. We initiated this action only after serious consideration and the unanimous approval of our board of directors, and we believed it was necessary to bring a prompt resolution to this payment dispute. In July 1999, the court dismissed our complaint because we did not exhaust all administrative remedies.

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

  We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Unlike many other Medicare programs, which receive periodic cost of living increases, these rates have not increased since 1991. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and continue to occur without a compensating increase in reimbursement rates. In addition, if Medicare should begin to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. We cannot predict whether future rate changes will be made. Approximately 51% of our net operating revenues in 1998 was generated from patients who had Medicare as the primary payor.

  HHS has recommended, and the Clinton administration has included in its fiscal year 2000 budget proposal to the Congress, a 10% reduction in Medicare reimbursement for EPO. We cannot predict whether this proposal or other future rate or reimbursement method changes will be made. Approximately 13% of our net operating revenues in 1998 was generated from EPO reimbursement through Medicare and Medicaid programs. Consequently, any reduction in the rate of EPO reimbursement through Medicare and Medicaid programs could materially reduce our revenues and net income.

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

   Many Medicaid programs base their reimbursement rates for the services we provide on the Medicare reimbursement rates. Any reductions in the Medicare rates could also result in reductions in the Medicaid reimbursement rates. Approximately 4% of our net operating revenues in 1998 was generated from patients who had Medicaid or comparable state programs as the primary payer.

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

  Approximately 36% of our net operating revenues in 1998 was generated from patients who had domestic private payors as the primary payor. Domestic private payors, particularly managed care payors, have become more aggressive in demanding contract rates approaching or at Medicare reimbursement rates. We believe that the financial pressures on private payors to decrease the rates at which they reimburse us will continue to increase and could have a material impact on our revenues and net income.

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

  We continuously review the appropriateness of the amortization periods we are using and change them as necessary to reflect current expectations. This information is also reviewed with our independent accountants. If the factors we considered, and which give rise to a material portion of our goodwill, result in an actual beneficial period shorter than our determined useful life, earnings reported in periods immediately following some acquisitions would be overstated. In addition, in later years, we would be burdened by a continuing charge against earnings without the associated benefit to income. Earnings in later years could also be affected significantly if we subsequently determine that the remaining balance of goodwill has been impaired.

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

  . We may never collect the revenues from the payments suspended as a result of an investigation of our laboratory subsidiary

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to the laboratory. Medicare revenues from the laboratory represent approximately 2% of our net revenues. For the review period the carrier initially identified, January 1995 to April 1996, the carrier has alleged that the prescribing physician's medical justification did not properly support 99.3% of the tests the laboratory performed. The carrier also determined that it overpaid the laboratory $5.6 million for this period. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The suspension of payments relates to all payments due after the suspension started, regardless of when the laboratory performed the tests. The carrier has withheld approximately $11 million as of December 31, 1998, which has adversely affected our cash flow. We may never recover the amounts withheld.

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

  . Stockholders' equity of approximately $481.8 million; and

  . A ratio of earnings to fixed charges of 1.59.

  The following chart shows our aggregate interest and principal payments due on all of our outstanding debt for each of the next five fiscal years, as of December 31, 1998. Under interest swap agreements covering $800 million of debt, the interest rate under our credit facilities varies based on the amount of debt we incur relative to our assets and equity. Accordingly, the amount of these interest payments could fluctuate in the future.

                                     Interest Payments Principal Payments
                                     ----------------- ------------------
   For the year ending December 31:
   1999                               $96,200,000          $21,847,000
   2000                                  95,100,000         10,893,000
   2001                                  88,400,000         94,579,000
   2002                                  77,700,000        153,567,000
   2003                                  68,800,000        241,559,000

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

  Our level of debt and the limitations our credit facilities impose on us could have other important consequences to you, including:

  . We will have to use a portion of our cash flow from operations, approximately $118.0 million in 1999 and $106.0 million in 2000, for debt service rather than for our operations;

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

  The Year 2000, or Y2K, issue concerns the potential exposures related to the automated generation of incorrect information from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Due to the overall complexity of the Y2K issues and the uncertainty surrounding third party responses to Y2K issues, we cannot assure you that undetected errors or defects in our or third party systems or our failure to prepare adequately for the results of those errors or defects will not cause us material unanticipated problems or costs.

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

Item 2. Properties.

  Thirteen of our dialysis facilities are operated on properties that we own. We also own a 50% interest in a limited liability company that owns an additional property on which we operate a dialysis facility. The remaining 523 dialysis facilities that we operate are located on premises leased by us or our general partnerships, limited liability companies or subsidiary corporations or by entities that we manage. We lease at fair market value certain facilities from entities in which referring physicians hold an interest. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. Our facilities range in size from approximately 500 to 15,900 square feet, with an approximate average size of 4,900 square feet. We operate our corporate headquarters in approximately 35,800 square feet of office space in Torrance, California which we currently lease for a term expiring in 2008. Our general accounting office in Tacoma, Washington, is leased for a term expiring in 2000. We have entered into an additional ten year lease in Tacoma, Washington for an 80,000 square foot facility beginning in April 1999. We maintain a 43,000 square foot facility in Berwyn, Pennsylvania for additional billing and collections purposes and limited corporate and regional staff. The Berwyn lease expires in 2001. Our Florida-based laboratory is located in a 30,000 square foot facility owned by us, with a ground lease, and our Minnesota-based laboratory is located in a 9,500 square foot facility leased by us.

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

Item 3. Legal Proceedings.


  Following the announcement on February 18, 1999 of our preliminary results for the 4th quarter of 1998 and the full year then ended, 13 class action lawsuits were filed against us and certain of our officers in the United States District Court for the Central District of California. The lawsuits are:

    1. Joseph Lipsky v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel, Leonard Frie and John E. King, Central District of California, Western Division, Case No. CV-99-1745CBM (RCx);

    2. Andrew W. Davitt v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-01750DT (RCx);

    3. Tozour Energy Systems Retirement Plan v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-01799DDP (RNBx);

    4. Trust Advisors Equity Plus LLC v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel, John E. King and Barbara A. Bednar, Central District of California, Western Division, Case No. CV-99-01800SVW (AJWx);

    5. Alex Goldsleger v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel, John E. King and Barbara A. Bednar, Central District of California, Western Division, Case No. CV-99-01883ER (Ex);

    6. Timothy Carlson and Kathleen O. Stack v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-01920ER (RZx);

    7. Kurt W. Steidle v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-02016ABC (RZx);

    8. Daniel Petroski v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-02022CM (Mcx);

    9. Dan Whalen v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-02146CM (CWx);

    10. Daniel K. Bloomfield v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel, John E. King and Barbara A. Bednar, Central District of California, Western Division, Case No. CV-99-02150DT (AIJx);

    11. Mary Ann King v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-02252ABC (Mcx);

    12. Albert Parker and Lawrence G. Maglione v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-02337LGB (Shx); and

    13. State of Louisiana School Employees' Retirement System v. Total Renal Care Holdings, Inc., Victor M.G. Chaltiel and John E. King, Central District of California, Western Division, Case No. CV-99-03100CAS (Mcx).

  The complaints in the lawsuits are similar and allege violations of federal securities law arising from allegedly false and misleading statements primarily regarding our accounting for the integration of RTC into TRCH and request unspecified monetary damages. The lawsuits have been consolidated under the caption, In Re Total Renal Care Securities Litigation, Master File No. CV-99-1745-CBM (RCx). A Consolidated Amended Complaint was filed on October 6, 1999. This complaint alleges violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999 and seeks unspecified monetary damages. The primary allegations of this complaint are that we booked revenues at inflated amounts, failed to disclose that a material portion of our accounts receivable were uncollectible, reported excessive non-Medicare revenues, billed for treatments that were never provided, failed to disclose accurately the basis for suspension of payments to our Florida-based laboratory subsidiary on Medicare claims, accounted for goodwill to overstate income, and manipulated the value of intangible assets. We have not yet responded to this complaint, but we believe that all of the claims are without merit and we intend to defend ourselves vigorously. We anticipate that the attorneys' fees and related costs of defending this consolidated litigation should be covered primarily by our directors and officers insurance policies and we believe that any additional costs will not have a material impact on our financial condition, results of operations or cash flows.

  On February 19, 1999, our Florida-based laboratory subsidiary, Total Renal Laboratories, Inc., d/b/a Dialysis Laboratories, filed a complaint against the Secretary of Health and Human Services and Blue Cross and Blue Shield of Florida, Inc., the third-party carrier that processes the laboratory's Medicare claims, in the United States District Court for the Northern District of Georgia. The carrier has suspended all payments for claims submitted by the laboratory for Medicare reimbursement pending a review of these claims. The complaint seeks a court order lifting the payment suspension. On July 29, 1999, the court dismissed our complaint because we did not exhaust all administrative remedies. See the subheading "Florida laboratory payment dispute" under the heading "Government regulation."

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

                                                  Seven months
                                 Years ended          ended
                                 May 31,(1)       December 31,           Year ended December 31,
                              ----------------- ----------------- -------------------------------------
                                1994     1995     1994     1995     1995     1996     1997      1998
                                                  (in thousands, except per share)
Income Statement Data:(2)(8)
 Net operating revenues.....  $153,513 $214,425 $122,065 $176,463 $299,411 $498,024 $760,997 $1,204,894
 Total operating expenses(3)
  ..........................   133,211  182,251  104,053  143,196  247,925  427,520  636,217  1,063,076
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Operating income ..........    20,302   32,174   18,012   33,267   51,486   70,504  124,780    141,818
 Interest expense, net(3) ..     1,549    7,851    3,838    6,831   11,801    9,559   25,039     77,733
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Income before income taxes,
  minority interests,
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.................    18,753   24,323   14,174   26,436   39,685   60,945   99,741     64,085
 Income taxes ..............     6,208    7,827    4,759    9,931   13,841   22,960   40,212     41,580
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Income before minority
  interests, extraordinary
  item and cumulative effect
  of change in accounting
  principle.................    12,545   16,496    9,415   16,505   25,844   37,985   59,529     22,505
 Minority interests in
  income of
  consolidated subsidiaries..    1,046    1,593      878    1,784    2,544    3,578    4,502      7,163
                              -------- -------- -------- -------- -------- -------- -------- ----------
 Income before extraordinary
  item and cumulative effect
  of change in accounting
  principle ................  $ 11,499 $ 14,903 $  8,537 $ 14,721 $ 23,300 $ 34,407 $ 55,027 $   15,342
                              ======== ======== ======== ======== ======== ======== ======== ==========
 Net income (loss)(4).......  $ 11,499 $ 14,903 $  8,537 $ 12,166 $ 20,745 $ 26,707 $ 55,027 $   (4,298)
                              ======== ======== ======== ======== ======== ======== ======== ==========
 Earning per common
  share(5):
   Net income before
    extraordinary item and
    cumulative effect of
    change in accounting
    principle...............           $   0.33 $   0.20 $   0.26 $   0.43 $   0.46 $   0.71 $     0.19
                                       ======== ======== ======== ======== ======== ======== ==========
   Net income (loss)(4).....           $   0.33 $   0.20 $   0.22 $   0.38 $   0.36 $   0.71 $    (0.05)
                                       ======== ======== ======== ======== ======== ======== ==========
 Earning per common share--
  assuming dilution(5):
   Net income before
    extraordinary item and
    cumulative effect of
    change in accounting
    principle...............           $   0.31 $   0.19 $   0.25 $   0.40 $   0.45 $   0.69 $     0.19
                                       ======== ======== ======== ======== ======== ======== ==========
   Net income (loss)(4).....           $   0.31 $   0.19 $   0.20 $   0.36 $   0.35 $   0.69 $    (0.05)
                                       ======== ======== ======== ======== ======== ======== ==========
                                                  Seven months
                                 Year ended           ended
                                   May 31,        December 31,           Year ended December 31,
                              ----------------- ----------------- -------------------------------------
                                1994     1995     1994     1995     1995     1996     1997      1998
Ratio of earnings to fixed
 charges(10)................    6.06     2.97     3.17     3.48     3.22     3.96     3.47      1.59

                               May 31,                      December 31,
                          -----------------    ---------------------------------------
                            1994     1995        1995     1996      1997       1998
                                               (in thousands)
Balance Sheet
 Data:(2)(9)
 Working capital........  $ 33,773 $ 42,918    $ 98,071 $184,975 $  199,754 $  385,078
 Total assets...........   103,628  218,081     338,866  665,221  1,278,235  1,915,581
 Long-term debt ........    17,531  115,522      96,979  233,126    723,782  1,225,781
 Mandatorily redeemable
  common stock(6).......              3,990
 Stockholders' equity...    65,391   61,749(7)  193,162  359,099    428,830    481,812

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

Net operating revenues

  Net operating revenues are derived primarily from five sources: (a) outpatient facility hemodialysis services; (b) ancillary services, including the administration of EPO and other intravenous pharmaceuticals, clinical laboratory services, oral pharmaceutical products and other ancillary services;
(c) home dialysis services and related products; (d) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals; and (e) international operations. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. Our dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 33 months of treatment as mandated by law. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals. For the years ended December 31, 1996, 1997 and 1998, approximately 60%, 56% and 51%, respectively, and 4%, 5% and 4%, respectively of our net patient revenues were derived from reimbursement under Medicare and Medicaid, respectively.

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

Quarterly results of operations

  The following table sets forth selected unaudited quarterly financial data and operating information for 1997 and 1998. The unaudited financial data for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 have been restated to reflect adjustments we have made to our accrual for merger and related costs in connection with our merger with RTC. For more information regarding the adjustments we made and their effects, see Notes 1 and 16 to our consolidated financial statements.

                                                                  Quarters ended
                          -----------------------------------------------------------------------------------------
                          March 31,  June 30,  September 30, December 31, March 31,        June 30,   September 30,
                            1997       1997        1997          1997        1998            1998         1998
                          ---------  --------  ------------- ------------ ---------        --------   -------------
                                         (dollars in thousands, except per share and per treatment data)
Net operating revenues..  $157,937   $179,715    $197,749     $  225,596  $  258,749      $  288,350   $  318,585
Facility operating
 expenses...............   107,728    121,373     131,670        150,219     166,995         183,324      200,925
General and
 administrative
 expenses...............     9,916     12,120      13,208         14,855      16,910          17,605       18,274
Operating income
 (loss)(1)..............    24,596     28,694      33,287         38,203     (30,948)         56,837       66,184
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    11,788     13,470      14,632         15,137     (46,088)         17,839       27,381
Income per share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle(3)...........  $   0.15   $   0.17    $   0.18     $     0.19  $    (0.59)     $     0.22   $     0.33
Outpatient facilities...       267        316         337            380         391             423          477
Treatments..............   691,406    803,035     894,067      1,003,163   1,099,627       1,186,597    1,283,734
Net operating revenues
 per treatment..........  $    228   $    224    $    221     $      225  $      235      $      243   $      248
Operating income
 margin.................      15.6%      16.0%       16.8%          16.9%      (12.0)%(2)       19.7%        20.8%
                          December 31,
                              1998
                          ------------
Net operating revenues..   $  339,210
Facility operating
 expenses...............      221,422
General and
 administrative
 expenses...............       23,040
Operating income
 (loss)(1)..............       49,745
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............       16,210
Income per share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle(3)...........   $     0.20
Outpatient facilities...          508
Treatments..............    1,342,386
Net operating revenues
 per treatment..........   $      253
Operating income
 margin.................         14.7%(2)

--------

(1)The reconciliation between the operating income before merger costs and operating income (loss) included in the quarterly results of operations is presented below:

                                                               Quarters ended
                         -------------------------------------------------------------------------------------------
                         March 31, June 30, September 30, December 31, March 31, June 30, September 30, December 31,
                           1997      1997       1997          1997       1998      1998       1998          1998
                         --------- -------- ------------- ------------ --------- -------- ------------- ------------
                                                           (dollars in thousands)
Operating income before
 merger costs...........  24,596    28,694     33,287        38,203      48,487   56,837     66 ,184       48,498
Merger costs............                                                (79,435)                            1,247
Operating income
 (loss).................  24,596    28,694     33,287        38,203     (30,948)  56,837      66,184       49,745

(2) The operating income margin calculated prior to the merger and related costs of $79,435,000 for the quarter ended March 31, 1998 is 18.7%. The operating income margin calculated prior to the reduction of merger costs of $1,247,000 for the quarter ended December 31, 1998 is 14.3%.

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

Year ended December 31, 1998 compared to year ended December 31, 1997

  Net operating revenues. Net operating revenues increased $443,897,000 to $1,204,894,000 for the year ended December 31, 1998 from $760,997,000 for the year ended December 31, 1997, representing a 58.3% increase. Of this increase, $341,197,000 was due to increased treatments, of which $137,056,000 was from acquisitions consummated during 1998, $188,702,000 was from existing facilities as of December 31, 1997 and $15,439,000 was from de novo developments commencing operations in 1998. The remaining increase of $102,700,000 resulted from an increase in net operating revenues per treatment which increased from $224.37 in 1997 to $245.28 in 1998. The increase in net operating revenues per treatment was attributable to increased ancillary services utilization of $44,581,000, primarily in the administration of EPO of $36,147,000, the overall impact of a rate increase of $32,090,000, $21,912,000 resulting from an increase in the number of services reimbursed by private payors, who pay at higher rates, stemming from HCFA's extension of private payor primary reimbursement obligations for an additional twelve-month period, and expanded laboratory services extended to former RTC facilities of $4,117,000.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $261,676,000 to $772,666,000 in 1998 from $510,990,000 in 1997 and as a percentage of net operating revenues, facility operating expenses decreased 3.0% to 64.1% in 1998 from 67.1% in 1997. This decrease primarily was attributable to a decrease in labor costs which, as a percentage of revenue, declined by 2.7% from 28.2% in 1997 to 25.5% in 1998. This decrease was due to the continued implementation of our Best Demonstrated Practices Program at our facilities existing prior to the RTC merger and the new implementation of this program at the former RTC facilities. Our Best Demonstrated Practices Program includes measures designed to improve staffing efficiencies and, as a result, decrease labor costs. The remaining decrease in facility operating expenses of 0.3% was due to efficiencies achieved in the cost of medical supplies and other facility expenses as a percentage of operating revenues.

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

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $23,840,000 to $44,365,000 in 1998 from $20,525,000 in 1997. As a percentage of net operating revenues, the provision for doubtful accounts increased to 3.7% in 1998 from 2.7% in 1997. This increase was primarily due to an additional allowance of $11,500,000, taken in the fourth quarter of 1998, as a result of the most recent analysis of the remaining RTC accounts receivable that were on the books as of December 31, 1997. The provision for doubtful accounts, as a percentage of net operating revenues for 1998, before considering the additional RTC allowance, was 2.7%. The additional allowance of $11.5 million was the result of a detailed review, completed in the first quarter of 1999, of RTC's account receivable balances. We previously conducted a detailed review of all RTC accounts receivable balances for dates of service prior to 1998. This previous review, completed in the second quarter of 1998, revealed errors in RTC's determination of accounts receivable allowances, and resulted in increases to RTC's provision for doubtful accounts in 1996 and 1997. These increases are reflected in our financial statements for 1996 and 1997. We undertook the second review of RTC's patient accounts receivable because our collection experience following the initial review differed from our original estimates of our ability to collect these accounts. The additional allowance of $11.5 million represents a change in our estimate of our ability to collect these receivables.

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

Severance and employment costs were incurred for the following:

  . Severance pay. The RTC merger constituted a constructive termination of employment under various preexisting employment contracts with RTC officers. Terminated RTC officers were entitled to severance payments and tax gross-up payments of approximately $6,500,000. In addition, approximately 80 employees of RTC were informed that their positions would be eliminated. Most of these employees were formerly located in RTC's administrative office and a laboratory under development. The terminations were structured over the integration period, which continued through the end of 1998. The accrued severance payments to these employees amounted to approximately $1,600,000. The remaining balance of severance costs of $600,000 was paid in the first quarter of 1999 and tax gross up payments of approximately $3,000,000 are expected to be paid in 1999.

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

  There were approximately $64,900,000 of non-recurring cash expenditures, incurred or to be incurred, necessary to conclude the merger transaction.This includes approximately $61,600,000 in merger and related costs, specifically:
$22,900,000 of direct transaction costs, $24,400,000 of severance and employment costs and $14,300,000 of costs to integrate operations. The remaining non-recurring cash expenditure of approximately $3,300,000 was for merger bonuses not included in the merger expenses described above. As a result of these costs, we increased our borrowings under our credit facilities, which increased our annualized interest expense by approximately $4,500,000 per year.

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

 Year ended December 31, 1997 compared to year ended December 31, 1996

  Net operating revenues. Net operating revenues increased $262,973,000 to $760,997,000 for the year ended December 31, 1997 from $498,024,000 for the year ended December 31, 1996 representing a 52.8% increase. Of this increase, $257,113,000 was due to increased treatments, of which $159,837,000 was from acquisitions consummated during 1997, $89,606,000 was from existing facilities as of December 31, 1996 and $7,670,000 was from de novo developments commencing operations in 1997. The remainder was due to an increase in net operating revenues per treatment which were $224.37 in 1997 compared to $222.64 in 1996. The increase in net operating revenues per treatment was due to increases in ancillary services utilization and in affiliated and unaffiliated facility management fees.

  Facility operating expenses. Facility operating expenses increased $166,810,000 to $510,990,000 in 1997 from $344,180,000 in 1996 and as a percentage of net operating revenues, facility operating expenses decreased to 67.1% in 1997 from 69.1% in 1996. This decrease primarily was attributable to decreases in medical supplies expense, which as a percentage of revenues decreased by 2.1% to 24.9% in 1997 from 27.0% in 1996, and in labor costs, which as a percentage of revenues decreased by 1.3% to 28.2% in 1997 from 29.5% in 1996. These decreases were due to the implementation of our Best Demonstrated Practices Program in December 1996, and were partially offset by an increase in facility expenses from the expansion of our operations in Argentina of 1.9% as a percentage of revenues. The remaining decrease in facility operating expenses of 0.5% was due to the overall increase in net revenue per treatment.

  General and administrative expenses. General and administrative expenses increased $17,749,000 to $50,099,000 in 1997 from $32,350,000 in 1996, and as a percentage of net operating revenues, general and administrative expenses increased to 6.6% for 1997 from 6.5% in 1996. In 1997, we added additional staff to implement our long-term strategy focused on the continued growth of our business and improvement of the quality of care we deliver. These additional resources are intended to support our long-term goals, rather than provide an immediate financial benefit. Accordingly the revenue increase in 1997 was insufficient to offset these increases in general and administrative expenses, resulting in the slight increase in these expenses as a percentage of net operating revenues.

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

  Merger expenses. Merger expenses include investment banking, legal, accounting and other fees and expenses associated with acquisitions accounted for as poolings of interests. There were no merger expenses in 1997, as compared to $2,808,000 in 1996. In 1996, merger expenses were incurred as a result of the mergers accounted for under the pooling-of-interests method of accounting that RTC completed during 1996.

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

  Interest expense. Interest expense increased $14,797,000 to $28,214,000 in 1997 from $13,417,000 in 1996, and as a percentage of net operating revenues, interest expense was 3.7% in 1997 and 2.7% in 1996. The increase in interest expense primarily was due to an increase in borrowings made under our credit facilities to fund acquisitions that occurred during 1997 and were accounted for under the purchase method of accounting.

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

  The credit facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and impose limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of December 31, 1998, we were in compliance with all such covenants.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

  The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to a change in interest rates, consisting primarily of borrowings under our credit facilities. The interest rates of our financial instruments that are sensitive to changes in interest rates are hedged through interest rate swap agreements for fixed rates.

  For our debt obligations, the table presents principal repayments and weighted average interest rates on these obligations. For our debt obligations with variable interest rates, the rates presented are calculated based upon the current LIBOR and our current leverage ratio.

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

                                Expected Maturity Date
                          ----------------------------------------
                                                            There-         Fair
                          1999   2000  2001   2002   2003   after   Total  Value
                                           (in millions)
Liabilities
Long-term debt
 Fixed rate ............                                    $ 470   $ 470  $469
 Average interest rate..                                      6.6%    6.6%
 Variable rate..........  $  22  $ 11  $  95  $ 153  $ 242  $ 255   $ 778  $778
 Average interest rate..   6.88% 6.88%  6.88%  6.88%  6.88%  6.88%   6.88%
                                Expected Maturity Date
                          ----------------------------------------
                                                            There-         Fair
                          1999   2000  2001   2002   2003   after   Total  Value
                                           (in millions)
Interest rate
 derivatives
Interest rate swaps
 Variable to fixed......               $ 100         $ 100  $ 600   $ 800  $(32)
 Average pay rate.......                5.52%         5.51%  5.69%   5.64%
 Average receive rate...                5.25%         5.25%  5.35%   5.32%

  Our swaps have a one-time call provision for our counterparty at varying times based upon the maturity of the underlying swaps as follows:

                                           Notional
       Swap Maturity      Call Provision    Amount
       -------------      -------------- -------------
                                         (in millions)
       Ten-year swaps:      Seven-year       $200
                            Five-year         200
       Seven-year swaps:    Four-year         100
                            Three-year        100
       Five-year swaps:     Two-year          100
       Three-year swaps:    One-year          100
                                             ----
                                             $800
                                             ====

  The total outstanding amount of our debt obligations exceeds the aggregate notional amount of our swap agreements.

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

                           Summary Compensation Table

                                                                      Long Term Compensation
                                                                   --------------------------------
                                    Annual Compensation                   Awards            Payouts
                              ------------------------------------ --------------------------------
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
 Chief Medical Officer

--------
  *  Includes options repriced in April 1997.
 (1) Consists entirely of a special bonus received for services rendered in connection with the merger with RTC.
 (2) Paid as a gross-up adjustment to offset the personal income tax resulting from Mr. Chaltiel's personal use of our leased corporate jet.
 (3) In February 1999, Mr. Chaltiel voluntarily cancelled all 1,000,000 of the options granted to him in 1998 and 166,667 of the options granted to him in 1997 to increase the number of options available for grant under our existing stock option plans.
 (4) Includes (a) $520 paid by us for an umbrella insurance policy, and (b) $5,078 representing imputed income from Mr. Chaltiel's personal use of our leased corporate jet.
 (5) Mr. Chaltiel's 1997 bonus of $451,776 was prepaid in December 1997.
 (6) Includes (a) automobile allowance of $5,002, and (b) $520 paid by us for an umbrella insurance policy.
 (7) Includes (a) an automobile allowance of $4,846, and (b) $520 paid by us for an umbrella insurance policy.

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

 10.3 Amendment to Mr. Chaltiel's employment agreement, dated as of August 11, 1994.(4)*
 10.4 Second Amendment to Mr. Chaltiel's employment agreement, dated as of March 2, 1998.*(13)
 10.5 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(6)*
 10.6 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Leonard W. Frie.(6)*
 10.7 Employment Agreement, dated as of March 2, 1998, by and between TRCH and John E. King.(6)*
 10.8 Employment Agreement dated as of March 2, 1998, by and between TRCH and Stan M. Lindenfeld.(6)*
 10.9  Amendment to Dr. Lindenfeld's employment agreement, dated September 1,
        1998.*(13)
 10.10 First Amended and Restated 1994 Equity Compensation Plan of TRCH (with form of Promissory Note and Pledge attached as an exhibit thereto), dated August 5, 1994.(4)*
 10.11 Form of Stock Subscription Agreement relating to the 1994 Equity
        Compensation Plan.(4)*
 10.12 Form of Purchased Shares Award Agreement relating to the 1994 Equity
        Compensation Plan.(4)*
 10.13 Form of Nonqualified Stock Option relating to the 1994 Equity
        Compensation Plan.(4)*
 10.14 1995 Equity Compensation Plan.(3)*
 10.15 Employee Stock Purchase Plan.(3)*
 10.16 Option Exercise and Bonus Agreement, dated as of September 18, 1995 between TRCH and Victor M.G. Chaltiel.(3)*
 10.17 1997 Equity Compensation Plan.(7)
 10.18 Amended and Restated Revolving Credit Agreement, dated as of April 30,
        1998, by and among TRCH, the lenders party thereto, DLJ Capital
        Funding, Inc., as Syndication Agent, First Union National Bank, as
        Documentation Agent, and The Bank of New York, as Administrative
        Agent.(8)
 10.19 Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the
        Revolving Credit Agreement.(13)
 10.20 Amendment No. 2, dated as of November 12, 1998, to the Revolving Credit
        Agreement.(13)
 10.21 Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Union National Bank, as Documentation
        Agent, and The Bank of New York, as Administrative Agent.(8)
 10.22 Subsidiary Guaranty dated as of October 24, 1997 by Total Renal Care,
        Inc., TRC West, Inc. and Total Renal Care Acquisition Corp. in favor of and for the benefit of The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan
        Agreement, the Term Agent (as defined therein), the Acknowledging
        Interest Rate Exchangers (as defined therein) and the Acknowledging
        Currency Exchangers (as defined therein).(9)
 10.23 Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New York, as Collateral
        Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the
        Acknowledging Interest Rate Exchangers (as defined therein) and the
        Acknowledging Currency Exchangers (as defined therein).(9)
 10.24 Amendment to Borrower Pledge Agreement, dated February 27, 1998, executed by TRCH in favor of The Bank of New York, as Collateral
        Agent.(13)
 10.25 Form of Subsidiary Pledge Agreement dated as of October 24, 1997 by
        Total Renal Care, Inc., TRC West, Inc. and Total Renal Care Acquisition
        Corp., and The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate
        Exchangers (as defined therein) and the Acknowledging Currency
        Exchangers (as defined therein).(9)
 10.26 Subsidiary Pledge Agreement, dated as of February 27, 1998, by RTC and
        The Bank of New York, as Collateral Agent, the lenders to the Revolving
        Credit Agreement, the lenders to the Term Loan Agreement, the Term
        Agent (as defined therein), the Acknowledging Interest Rate Exchangers
        (as defined therein) and the Acknowledging Currency Exchangers (as defined therein).(13)

 10.27 Form of First Amendment to Borrower/Subsidiary Pledge Agreement, dated
        April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(8)
 10.28 Form of Acknowledgement and Confirmation, dated April 30, 1998, by TRCH,
        RTC, TRC West, Inc., Total Renal Care, Inc., Total Renal Care
        Acquisition Corp., Renal Treatment Centers--Mid-Atlantic, Inc., Renal
        Treatment Centers--Northeast, Inc., Renal Treatment Centers--
        California, Inc., Renal Treatment Centers--West, Inc., and Renal
        Treatment Centers--Southeast, Inc. for the benefit of The Bank of New
        York, as Collateral Agent and the lenders party to the Term Loan
        Agreement or the Revolving Credit Agreement.(8)
 10.29 Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of TRCH, and RTC.(10)
 10.30 First Amendment to the Subsidiary Guaranty dated February 17, 1998.(2)
 10.31 Special Purpose Option Plan.(11)
 10.32 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)
 10.33 First Amendment, dated as of August 5, 1998, to the Term Loan
        Agreement.X
 12.1  Statement re Computation of Ratios of Earnings to Fixed Charges.(13)
 21.1  List of our subsidiaries.(13)
 23.1  Consent of PricewaterhouseCoopers LLP.X
 24.1  Powers of Attorney with respect to TRCH.(13)
 27.1  Financial Data Schedule.(13)

--------
  X  Included in this filing.
  *  Management contract or executive compensation plan or arrangement.
 (1) Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 (2) Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
 (3) Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
 (4) Filed on August 29, 1995 as an exhibit to our Form 10-K for the year ended May 31, 1995.
 (5) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
 (6) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.
 (7) Filed on August 29, 1997 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-34695).
 (8) Filed on May 18, 1998 as an exhibit to Amendment No. 1 to our annual report for the year ended December 31, 1997 on Form 10-K/A.
 (9) Filed on December 19, 1997 as an exhibit to our Current Report on Form 8-
     K.
(10) Filed on December 19, 1997 as Annex A to our Registration Statement on Form S-4 (Registration Statement No. 333-42653).
(11) Filed on February 25, 1998 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-46887).
(12) Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

(13) Filed on March 31, 1999 as an exhibit to our Form 10-K for the year ended December 31, 1998.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year Ended December 31,
                                  ---------------------------------------------
                                      1996           1997            1998
Cash flows from operating
 activities
 Net income (loss)..............  $  26,707,000  $  55,027,000  $    (4,298,000)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
  Depreciation and
   amortization.................     32,445,000     54,603,000       92,028,000
  Extraordinary loss............     12,623,000                      20,412,000
  Cumulative change in
   accounting principle.........                                     11,196,000
  Non-cash interest.............      4,396,000
  Deferred income taxes.........     (1,258,000)    (5,131,000)     (15,967,000)
  Compensation expense from
   stock option exercise........                                     16,000,000
  Income tax benefit related to
   stock options exercised......        938,000      5,453,000       14,199,000
  Provision for doubtful
   accounts.....................     15,737,000     20,525,000       44,365,000
  Loss (gain) on disposition of
   property and equipment.......        (20,000)        76,000          192,000
  Equity in losses (earnings)
   from affiliate...............         16,000        (40,000)        (157,000)
  Minority interests in income
   of consolidated
   subsidiaries.................      3,578,000      4,502,000        7,163,000
  Stock options issued to
   consultants..................                                        128,000
  Changes in operating assets
   and liabilities, net of
   effect of acquisitions:
  Accounts receivable...........    (52,909,000)  (109,811,000)    (200,251,000)
  Inventories...................     (3,030,000)    (1,843,000)      (7,152,000)
  Prepaid expenses and other
   current assets...............     (8,805,000)      (143,000)     (30,247,000)
  Other long-term assets........                    (9,166,000)       7,652,000
  Accounts payable..............      2,147,000       (992,000)      (4,061,000)
  Employee compensation and
   benefits.....................      6,043,000      8,539,000        8,933,000
  Other accrued liabilities.....       (207,000)     2,791,000       34,873,000
  Income taxes payable..........     (6,315,000)     2,329,000       12,525,000
  Other long-term liabilities...       (222,000)        13,000         (315,000)
                                  -------------  -------------  ---------------
   Net cash provided by
    operating activities........     31,864,000     26,732,000        7,218,000
                                  -------------  -------------  ---------------
Cash flows from investing
 activities
 Purchases of property
  and equipment.................    (41,740,000)   (62,033,000)     (83,012,000)
 Additions to intangible
  assets........................    (10,775,000)   (35,224,000)     (37,891,000)
 Cash paid for acquisitions, net
  of cash acquired..............   (179,002,000)  (455,090,000)    (338,164,000)
 Purchase of investments........    (55,311,000)
 Sale of investments............     14,109,000     41,202,000
 Investment in affiliate, net...        (46,000)    (2,935,000)      (1,187,000)
 Issuance of long-term notes
  receivable....................       (540,000)   (12,502,000)     (14,836,000)
 Proceeds from disposition of
  property and equipment........        236,000        365,000
                                  -------------  -------------  ---------------
   Net cash used in investing
    activities..................   (273,069,000)  (526,217,000)    (475,090,000)
                                  -------------  -------------  ---------------
Cash flows from financing
 activities
 Proceeds from long-term
  borrowings....................        107,000      4,511,000        3,395,000
 Principal payments on long-term
  obligations...................     (8,649,000)   (26,269,000)     (35,675,000)
 Proceeds from convertible
  notes.........................    121,250,000                     345,000,000
 Dividend distribution..........       (659,000)
 Cash paid to retire bonds......    (68,499,000)
 Proceeds from bank credit
  facility......................    239,835,000    505,000,000    1,567,225,000
 Payment of bank credit
  facility......................   (188,510,000)                 (1,407,650,000)
 Net proceeds from issuance of
  common stock..................    131,517,000      3,792,000       21,483,000
 Bank overdrafts................                                     10,392,000
 Cash received on notes
  receivable from stockholders..        170,000         35,000        2,674,000
 Distributions to minority
  interests.....................     (2,442,000)    (2,768,000)      (3,628,000)
                                  -------------  -------------  ---------------
   Net cash provided by
    financing activities........    224,120,000    484,301,000      503,216,000
                                  -------------  -------------  ---------------
Net (decrease) increase in
 cash...........................    (17,085,000)   (15,184,000)      35,344,000
Cash and cash equivalents at
 beginning of year..............     38,412,000     21,327,000        6,143,000
                                  -------------  -------------  ---------------
Cash and cash equivalents at end
 of year........................  $  21,327,000  $   6,143,000  $    41,487,000
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

  Severance and employment costs were incurred for the following:

  . Severance pay--The merger constituted a constructive termination of employment under various preexisting employment contracts with RTC officers. Terminated RTC officers were entitled to severance payments and tax gross-up payments of approximately $6,500,000. In addition, approximately 80 employees of RTC were informed that their positions would be eliminated. Most of these employees were formerly located in RTC's administrative office and a laboratory under development. The terminations were structured over the integration period, which continued through the end of 1998. The accrued severance payments to these employees amounted to approximately $1,600,000. The remaining balance of such severance costs of $600,000 was paid in the first quarter of 1999 and tax gross up payments of approximately $3,000,000 are expected to be paid in 1999.

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

  The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual as set forth in the following table. The selected quarterly financial data in Note 16 has also been restated to reflect the following revisions:

                                         Three months ended
                         ---------------------------------------------------   Year ended
                          March 31,     June 30,  September 30, December 31,  December 31,
                             1998         1998        1998          1998          1998
Operating Expenses
  Facilities............ $  1,700,000                                         $  1,700,000
  General and
   administrative.......               $1,100,000  $1,100,000   $ 1,100,000      3,300,000
  Depreciation and
   amortization.........      590,000   1,770,000   1,770,000     1,770,000      5,900,000
  Merger and related
   costs................  (13,400,000)                           (1,247,000)   (14,647,000)
                         ------------  ----------  ----------   -----------   ------------
(Decrease) Increase to
 operating expenses..... $(11,110,000) $2,870,000  $2,870,000   $ 1,623,000   $ (3,747,000)
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
                                                                    ----------
       Total reduction in operating costs.......................... $3,747,000
                                                                    ==========

 Basis of presentation

  Our consolidated financial statements include our accounts and those of our wholly owned and majority-owned subsidiaries and partnerships. Minority-owned investments are recorded under the equity method of accounting because TRCH owns at least a 20% interest in, and has significant influence over, the investments. The results of operations of our foreign-based entities are included through November 30, 1998 to allow time for the accumulation of their financial information for inclusion with the results of operations of our domestic operations.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

approximately 80% of government established rates for services provided by us. The remaining 20% typically is paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

  Medicare and Medicaid programs funded by the U.S. government generally reimburse us according to fee schedules at predetermined rates per treatment, which vary from region to region and are generally below our established private rates. Revenue under these programs is recognized at these predetermined rates which are subject to periodic adjustments by federal and state agencies. We bill non-governmental third-party payors at our established private rates. We have also contracted for the provision of dialysis services to members of managed care organizations at rates that are significantly less than our established private rates.

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

  The provisions of the Kennedy-Kassebaum legislation issued January 1, 1997 may limit our ability to pay for policy premiums for patients even with proven financial hardship. However, we believe that the bill did not intend to limit our ability to pay premiums for insurance coverage to third-party or governmental payors. In the

                        TOTAL RENAL CARE HOLDINGS, INC.

fall of 1997, the Office of Inspector General of the Department of Health and Human Services, of HHS, issued an advisory opinion which would allow us to make grants to a foundation that may provide for these premium payments on behalf of eligible ESRD patients. Furthermore, a recent Congressional action will allow dialysis providers to pay their patients' insurance premiums for secondary insurance. These premiums are generally less than the 20% co-payment that a private insurer would pay. Dialysis providers would be allowed to capture as incremental profit the difference between the premiums paid to these secondary insurers and the reimbursement amounts received from them. We plan to pay for a patient's secondary insurance premium only if the patient does not qualify for Medicaid and the patient demonstrates an inability to pay for this insurance. Dialysis providers will be able to pay directly their patients' premiums for secondary insurance beginning upon the enactment of regulations implementing the Congressional action, which is expected in the third quarter of 1999.

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

  As part of our cash management strategy, we utilize a zero-balance disbursement account that resulted in a cash overdraft of $10,392,000 as of December 31, 1998. This overdraft has been reclassified and included in accounts payable in these financial statements.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

 Comprehensive income

  In June 1997, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130, which was adopted by us in the first quarter of 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements or as additional line items within the current set of financial statements. Comprehensive income as defined includes certain changes in stockholders' equity during a period from non-income sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As we have no components of other comprehensive income through December 1998, there were no disclosure requirements involved in our adoption of SFAS 130. In the future, we are likely to have other comprehensive income that SFAS 130 will require us to disclose.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  The reconciliation between our effective tax rate and the U.S. federal income tax rate on income is as follows:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   1996      1997      1998
   Federal income tax rate......................     35.0%     35.0%     35.0%
   State taxes, net of federal benefit..........      4.1       4.1       3.1
   Foreign income taxes.........................                0.4
   Nondeductible amortization of intangible
    assets......................................      1.1       0.8       1.7
   Valuation allowance..........................                1.2
   Other........................................     (0.2)      0.7
                                                 --------  --------  --------
   Effective tax rate...........................     40.0      42.2      39.8
   Minority interests in partnerships...........     (2.3)     (1.9)     (8.2)
   Merger charges...............................                         33.3
                                                 --------  --------  --------
   Effective tax rate before minority interests
    and merger charges..........................     37.7%     40.3%     64.9%
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
                                         ============ ============ ============

 7% convertible subordinated notes

  In November 1998, we issued $345,000,000 of 7% convertible subordinated notes due 2009, or the 7% notes, in a private placement offering. The 7% notes are convertible, at the option of the holder, at any time into common stock at a conversion price of $32.81 principal amount per share. We may redeem the 7% notes on or after November 15, 2001. The 7% notes are general, unsecured obligations junior to all of our existing and future senior debt and, effectively all existing and future liabilities of ours and our subsidiaries. We subsequently filed a registration statement covering the resale of the 7% notes.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

16. Selected quarterly financial data (unaudited)

  Summary unaudited quarterly financial data for 1997 and 1998 is as follows (in thousands, except per share amounts). The unaudited quarterly financial data for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 have been restated in accordance with Note 1.

                          March 31, June 30, September 30, December 31, March 31,   June 30,  September 30, December 31,
                            1997      1997       1997          1997        1998       1998        1998          1998
                                                                        (restated) (restated)  (restated)
Net operating revenues..  $157,937  $179,715   $197,749      $225,596    $258,749   $288,350    $318,585      $339,210
Operating income........    24,596    28,694     33,287        38,203     (30,948)    56,837      66,184        49,745
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    11,788    13,470     14,632        15,137     (46,088)    17,839      27,381        16,210
Net income (loss).......    11,788    13,470     14,632        15,137     (55,796)     7,907      27,381        16,210
Income (loss) per common
 share:
 Income before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............      0.15      0.17       0.19          0.19       (0.59)      0.22        0.34          0.20
 Extraordinary loss.....                                                    (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle.............                                                    (0.09)
                          --------  --------   --------      --------    --------   --------    --------      --------
 Net income (loss) per
  share.................      0.15      0.17       0.19          0.19       (0.71)      0.10        0.34          0.20
                          ========  ========   ========      ========    ========   ========    ========      ========
Income (loss) per common
 share--assuming
 dilution:
 Income (loss) before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............      0.15      0.17       0.18          0.19       (0.59)      0.22        0.33          0.20
 Extraordinary loss.....                                                    (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle.............                                                    (0.09)
                          --------  --------   --------      --------    --------   --------    --------      --------
 Net income (loss) per
  share.................      0.15      0.17       0.18          0.19       (0.71)      0.10        0.33          0.20
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

  See Note 1 regarding revisions to 1998 quarterly results.

                                SIGNATURES

  Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on October 8, 1999.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                 /s/ George DeHuff

                                          By: ____________________________

                                                     George DeHuff

                                                     President and

                                              Interim Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

              Signature                         Title                 Date
              ---------                         -----                 ----

        /s/ George DeHuff             President and Interim      October 8, 1999
 ____________________________________  Chief Executive Officer
            George DeHuff              (Principal Executive
                                       Officer)

       /s/ Maris Andersons            Director and Chairman,     October 8, 1999
 ____________________________________  Finance Committee of
           Maris Andersons             the Board of Directors
                                       (Principal Financial
                                       Officer)

      /s/ John J. McDonough           Vice President and Chief   October 8, 1999
 ____________________________________  Accounting Officer
          John J. McDonough            (Principal Accounting
                                       Officer)

                  *                   Director                   October 8, 1999
 ____________________________________
         Victor M.G. Chaltiel

                  *                   Director                   October 8, 1999
 ____________________________________
           Peter T. Grauer

                  *                   Director                   October 8, 1999
 ____________________________________
         Regina E. Herzlinger

                  *                   Director                   October 8, 1999
 ____________________________________
           Shaul G. Massry

       /s/ Barry C. Cosgrove
 *By: _______________________________
          Barry C. Cosgrove
           Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audit of the consolidated financial statements referred to in our report dated March 29, 1999, appearing on page F-1 of this Annual Report on Form 10-K/A also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K/A for the years ended December 31, 1996, 1997 and 1998. In our opinion, based upon our audit, the Financial Statement Schedule presents fairly, in all material respects, the information for the years ended December 31, 1996, 1997 and 1998 set forth therein when read in conjunction with the related consolidated financial statements.

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

                                 EXHIBIT INDEX

 Exhibit                                                                  Page
 Number                           Description                            Number
  3.1    Amended and Restated Certificate of Incorporation of TRCH,
          dated December 4, 1995.(1)
  3.2    Certificate of Amendment of Certificate of Incorporation of
          TRCH, dated February 26, 1998.(2)
  3.3    Bylaws of TRCH, dated October 6, 1995.(3)
  4.1    Shareholders Agreement, dated August 11, 1994, between DLJMB,
          DLJIP, DLJOP, DLJMBF, NME Properties, Continental Bank, as
          voting trustee, and TRCH.(4)
  4.2    Agreement and Amendment, dated as of June 30, 1995, between
          DLJMBP, DLJIP, DLJOP, DLJMBF, DLJESC, Tenet, TRCH, Victor
          M.G. Chaltiel, the Putnam Purchasers, the Crescent
          Purchasers and the Harvard Purchasers, relating to the
          Shareholders Agreement dated as of August 11, 1994 between
          DLJMB, DLJIP, DLJOP, DLJMBF, NME Properties, Continental
          Bank, as voting trustee, and TRCH.(4)
  4.3    Indenture, dated June 12, 1996 by RTC to PNC Bank including form of RTC Note.(12)
  4.4    First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 indenture.(2)
  4.5    Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 indenture.(2)
  4.6    Indenture, dated as of November 18, 1998, between TRCH and
          United States Trust Company of New York, as trustee, and
          Form of Note.(5)
  4.7    Registration Rights Agreement, dated as of November 18, 1998, between TRCH and DLJ, BNY Capital Markets, Inc., Credit
          Suisse First Boston Corporation and Warburg Dillon Read LLC,
          as the initial purchasers.(5)
  4.8    Purchase Agreement, dated as of November 12, 1998, between
          TRCH and the initial purchasers.(5)
         Noncompetition Agreement, dated August 11, 1994, between TRCH
 10.1    and Tenet.(4)
 10.2    Employment Agreement, dated as of August 11, 1994, by and
          between TRCH and Victor M.G. Chaltiel (with forms of
          Promissory Note and Pledge and Stock Subscription Agreement
          attached as exhibits thereto).(4)*
 10.3    Amendment to Mr. Chaltiel's employment agreement, dated as of
          August 11, 1994.(4)*
 10.4    Second Amendment to Mr. Chaltiel's employment agreement,
          dated as of March 2, 1998.*(13)
 10.5    Employment Agreement, dated as of March 2, 1998, by and
          between TRCH and Barry C. Cosgrove.(6)*
 10.6    Employment Agreement, dated as of March 2, 1998, by and
          between TRCH and Leonard W.
          Frie.(6)*
 10.7    Employment Agreement, dated as of March 2, 1998, by and
          between TRCH and John E. King.(6)*
 10.8    Employment Agreement dated as of March 2, 1998 by and between
          TRCH and Stan M. Lindenfeld.(6)*
 10.9    Amendment to Dr. Lindenfeld's employment agreement, dated
          September 1, 1998.*(13)
 10.10   First Amended and Restated 1994 Equity Compensation Plan of
          TRCH (with form of Promissory Note and Pledge attached as an exhibit thereto), dated August 5, 1994.(4)*
 10.11   Form of Stock Subscription Agreement relating to the 1994
          Equity Compensation Plan.(4)*

 Exhibit                                                                  Page
 Number                           Description                            Number
 10.12   Form of Purchased Shares Award Agreement relating to the 1994
          Equity Compensation Plan.(4)*
 10.13   Form of Nonqualified Stock Option relating to the 1994 Equity
          Compensation Plan.(4)*
 10.14   1995 Equity Compensation Plan.(3)*
 10.15   Employee Stock Purchase Plan.(3)*
 10.16   Option Exercise and Bonus Agreement, dated as of September
          18, 1995 between TRCH and Victor M.G. Chaltiel.(3)*
 10.17   1997 Equity Compensation Plan.(7)
 10.18   Amended and Restated Revolving Credit Agreement, dated as of
          April 30, 1998, by and among TRCH, the lenders party
          thereto, DLJ Capital Funding, Inc., as Syndication Agent,
          First Union National Bank, as Documentation Agent, and The
          Bank of New York, as Administrative Agent.(8)
 10.19   Amendment No. 1 and Consent No. 1, dated as of August 5,
          1998, to the Revolving Credit Agreement.(13)
 10.20   Amendment No. 2, dated as of November 12, 1998, to the
          Revolving Credit Agreement.(13)
 10.21   Amended and Restated Term Loan Agreement, dated as of April
          30, 1998, by and among TRCH, the lenders party thereto, DLJ
          Capital Funding, Inc., as Syndication Agent, First Union
          National Bank, as Documentation Agent, and The Bank of New
          York, as Administrative Agent.(8)
 10.22   Subsidiary Guaranty dated as of October 24, 1997 by Total
          Renal Care, Inc., TRC West, Inc. and Total Renal Care
          Acquisition Corp. in favor of and for the benefit of The
          Bank of New York, as Collateral Agent, the lenders to the
          Revolving Credit Agreement, the lenders to the Term Loan
          Agreement, the Term Agent (as defined therein), the
          Acknowledging Interest Rate Exchangers (as defined therein)
          and the Acknowledging Currency Exchangers (as defined
          therein).(9)
 10.23   Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New
          York, as Collateral Agent, the lenders to the Revolving
          Credit Agreement, the lenders to the Term Loan Agreement,
          the Term Agent (as defined therein), the Acknowledging
          Interest Rate Exchangers (as defined therein) and the
          Acknowledging Currency Exchangers (as defined therein).(9)
 10.24   Amendment to Borrower Pledge Agreement, dated February 27,
          1998, executed by TRCH in favor of The Bank of New York, as
          Collateral Agent.(13)
 10.25   Form of Subsidiary Pledge Agreement dated as of October 24,
          1997 by Total Renal Care, Inc., TRC West, Inc. and Total
          Renal Care Acquisition Corp., and The Bank of New York, as
          Collateral Agent, the lenders to the Revolving Credit
          Agreement, the lenders to the Term Loan Agreement, the Term
          Agent (as defined therein), the Acknowledging Interest Rate
          Exchangers (as defined therein) and the Acknowledging
          Currency Exchangers (as defined therein).(9)
 10.26   Subsidiary Pledge Agreement, dated as of February 27, 1998, by RTC and The Bank of New York, as Collateral Agent, the
          lenders to the Revolving Credit Agreement, the lenders to
          the Term Loan Agreement, the Term Agent (as defined
          therein), the Acknowledging Interest Rate Exchangers (as
          defined therein) and the Acknowledging Currency Exchangers
          (as defined therein).(13)

 Exhibit                                                                  Page
 Number                           Description                            Number
 10.27   Form of First Amendment to Borrower/Subsidiary Pledge
          Agreement, dated April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(8)
 10.28   Form of Acknowledgement and Confirmation, dated April 30,
          1998, by TRCH, RTC, TRC West, Inc., Total Renal Care, Inc.,
          Total Renal Care Acquisition Corp., Renal Treatment
          Centers--Mid-Atlantic, Inc., Renal Treatment Centers--
          Northeast, Inc., Renal Treatment Centers--California, Inc.,
          Renal Treatment Centers--West, Inc., and Renal Treatment
          Centers--Southeast, Inc. for the benefit of The Bank of New
          York, as Collateral Agent and the lenders party to the Term
          Loan Agreement or the Revolving Credit Agreement.(8)
 10.29   Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware
          corporation and wholly-owned subsidiary of TRCH, and
          RTC.(10)
 10.30   First Amendment to the Subsidiary Guaranty dated February 17,
          1998.(2)
 10.31   Special Purpose Option Plan.(11)
 10.32   Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)
 10.33   First Amendment, dated as of August 5, 1998, to the Term Loan
          Agreement.X
 12.1    Statement re Computation of Ratios of Earnings to Fixed
          Charges.(13)
 21.1    List of our subsidiaries.(13)
 23.1    Consent of PricewaterhouseCoopers LLP.X
 24.1    Powers of Attorney with respect to TRCH.(13)
 27.1    Financial Data Schedule.(13)

--------
  X  Included in this filing.
  *  Management contract or executive compensation plan or arrangement.
 (1) Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
 (2) Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
 (3) Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
 (4) Filed on August 29, 1995 as an exhibit to our Form 10-K for the year ended May 31, 1995.
 (5) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
 (6) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.
 (7) Filed on August 29, 1997 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-34695).
 (8) Filed on May 18, 1998 as an exhibit to Amendment No. 1 to our annual report for the year ended December 31, 1997 on Form 10-K/A.
 (9) Filed on December 19, 1997 as an exhibit to our Current Report on Form 8-
     K.
(10) Filed on December 19, 1997 as Annex A to our Registration Statement on Form S-4 (Registration Statement No. 333-42653).
(11) Filed on February 25, 1998 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-46887).
(12) Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

(13) Filed on March 31, 1999 as an exhibit to our Form 10-K for the year ended December 31, 1998.