Form 10-Q
period 1999-09-30
TOTAL RENAL CARE HOLDINGS INC
filed 1999-11-15
CIK 927066

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

  For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from       to

                         Commission File Number: 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                               Outstanding at
                   Class                                      October 31, 1999
                   -----                                      -----------------
     Common Stock, Par Value $0.001.......................... 81,188,843 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

  Unless otherwise indicated in this Form 10-Q, "we," "us," "our" and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
                      PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets as of September 30, 1999 and
     December 31, 1998...................................................    1
    Condensed Consolidated Statements of Income and Comprehensive Income
     for the three months and nine months ended September 30, 1999 and
     September 30, 1998..................................................    2
    Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and September 30, 1998.....................    3
    Notes to Condensed Consolidated Financial Statements.................    4
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    11
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    20
 Risk Factors............................................................   22
                        PART II. OTHER INFORMATON
 Item 1. Legal Proceedings..............................................    28
 Item 6. Exhibits and Reports on Form 8-K...............................    28
 Signatures..............................................................   29

---------------------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,    December 31,
                                                      1999            1998
                                                 --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents....................  $   70,741,000  $   41,487,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $113,416,000 and
   $61,848,000, respectively...................     457,780,000     416,472,000
  Deferred income taxes........................      55,177,000      31,917,000
  Other current assets.........................      74,175,000      50,395,000
                                                 --------------  --------------
    Total current assets.......................     657,873,000     540,271,000
Property and equipment, net....................     285,821,000     233,337,000
Notes receivable and other long-term assets....      76,521,000      57,578,000
Intangible assets, net of accumulated
 amortization of $162,255,000 and $114,982,000,
 respectively..................................   1,176,766,000   1,084,395,000
                                                 --------------  --------------
    Total assets...............................  $2,196,981,000  $1,915,581,000
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations.....  $   23,702,000  $   21,847,000
  Other current liabilities....................     216,484,000     152,617,000
                                                 --------------  --------------
    Total current liabilities..................     240,186,000     174,464,000
Long term debt and other.......................   1,434,166,000   1,227,671,000
Deferred income taxes..........................      14,403,000       8,212,000
Minority interests.............................      26,607,000      23,422,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 81,189,000
   and 81,030,000 shares issued and
   outstanding, respectively)..................          81,000          81,000
  Additional paid-in capital...................     416,633,000     413,095,000
  Notes receivable from stockholders...........        (188,000)       (356,000)
  Accumulated other comprehensive loss.........      (4,718,000)
  Retained earnings............................      69,811,000      68,992,000
                                                 --------------  --------------
    Total stockholders' equity.................     481,619,000     481,812,000
                                                 --------------  --------------
    Total liabilities and stockholders'
     equity....................................  $2,196,981,000  $1,915,581,000
                                                 ==============  ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

         Three months and nine months ended September 30, 1999 and 1998

                                Three months                  Nine months
                          --------------------------  ----------------------------
                              1999          1998           1999           1998
                          ------------  ------------  --------------  ------------
STATEMENTS OF INCOME
Net operating revenues..  $366,968,000  $318,585,000  $1,072,405,000  $865,684,000
Operating expenses:
  Facilities............   250,765,000   200,925,000     734,528,000   551,244,000
  General and
   administrative.......    32,725,000    18,274,000      86,003,000    52,789,000
  Provision for doubtful
   accounts.............    17,002,000     8,997,000      63,187,000    23,539,000
  Depreciation and
   amortization.........    29,750,000    24,205,000      84,167,000    66,604,000
  Write-off of
   investments and
   loans................                                  16,600,000
  Merger and related
   costs................                                                79,435,000
                          ------------  ------------  --------------  ------------
   Total operating
    expenses............   330,242,000   252,401,000     984,485,000   773,611,000
  Operating income......    36,726,000    66,184,000      87,920,000    92,073,000
Interest expense, net of
 capitalized interest...   (28,862,000)  (19,805,000)    (75,999,000)  (50,866,000)
Other financing costs...      (629,000)                     (629,000)   (9,823,000)
Interest income and
 other..................     1,241,000       963,000       4,505,000     3,627,000
Other losses............    (2,745,000)                   (2,945,000)
                          ------------  ------------  --------------  ------------
  Income before income
   taxes, minority
   interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............     5,731,000    47,342,000      12,852,000    35,011,000
Income taxes............     2,285,000    18,102,000       5,608,000    31,062,000
                          ------------  ------------  --------------  ------------
  Income before minority
   interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting principle
   of change in
   accounting
   principle............     3,446,000    29,240,000       7,244,000     3,949,000
Minority interests in
 income of consolidated
 subsidiaries...........     1,586,000     1,859,000       6,425,000     4,817,000
                          ------------  ------------  --------------  ------------
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............     1,860,000    27,381,000         819,000     (868,000)
Extraordinary loss, net
 of tax of $ 7,668,000..                                               (12,744,000)
Cumulative effect of
 change in accounting
 principle, net of tax
 of $4,300,000..........                                                (6,896,000)
                          ------------  ------------  --------------  ------------
Net income (loss).......  $  1,860,000  $ 27,381,000  $      819,000  $(20,508,000)
                          ============  ============  ==============  ============
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $       0.02  $       0.34  $         0.01  $      (0.01)
  Extraordinary loss,
   net of tax...........                                                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                     (0.09)
                          ------------  ------------  --------------  ------------
  Net income (loss).....  $       0.02  $       0.34  $         0.01  $      (0.26)
                          ============  ============  ==============  ============
Weighted average number
 of common shares
 outstanding............    81,165,000    80,858,000      81,148,000    79,982,000
                          ============  ============  ==============  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $       0.02  $       0.33  $         0.01  $      (0.01)
  Extraordinary loss,
   net of tax...........                                                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                     (0.09)
                          ------------  ------------  --------------  ------------
  Net income (loss).....  $       0.02  $       0.33  $         0.01  $      (0.26)
                          ============  ============  ==============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............    81,561,000    87,052,000      81,600,000    79,982,000
                          ============  ============  ==============  ============
STATEMENTS OF
 COMPREHENSIVE INCOME
  Net income (loss).....  $  1,860,000  $ 27,381,000  $      819,000  $(20,508,000)
  Other comprehensive
   income:
   Foreign currency
    translation.........      (659,000)                   (4,718,000)
                          ------------  ------------  --------------  ------------
  Comprehensive income
   (loss)...............  $  1,201,000  $ 27,381,000  $   (3,899,000) $(20,508,000)
                          ============  ============  ==============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1999 and 1998

                                                         Nine months
                                                ------------------------------
                                                    1999            1998
                                                -------------  ---------------
Cash flows from operating activities:
  Net income (loss)............................ $     819,000  $   (20,508,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............    84,167,000       66,604,000
    Extraordinary item, net of tax.............                     12,744,000
    Provision for doubtful accounts............    63,187,000       23,539,000
    Write-off of investments and loans.........    16,600,000
    Other losses...............................     2,577,000
    Change in accounting principle, net of
     tax.......................................                      6,896,000
    Stock-based compensation...................     1,155,000       16,000,000
    Changes in working capital.................   (67,583,000)     (98,423,000)
                                                -------------  ---------------
      Total adjustments........................   100,103,000       27,360,000
                                                -------------  ---------------
        Net cash provided by operating
         activities............................   100,922,000        6,852,000
                                                -------------  ---------------
Cash flows from investing activities:
  Purchases of property and equipment..........   (85,245,000)     (64,767,000)
  Cash paid for acquisitions, net of cash
   acquired....................................  (152,619,000)    (276,075,000)
  Other........................................   (35,238,000)     (42,388,000)
                                                -------------  ---------------
        Net cash used in investing activities..  (273,102,000)    (383,230,000)
                                                -------------  ---------------
Cash flows from financing activities:
  Borrowings from bank credit facility.........   209,289,000    1,499,825,000
  Principal payments on long-term obligations..   (10,174,000)  (1,122,180,000)
  Net proceeds from sale of common stock.......     2,033,000       20,347,000
  Other........................................     3,113,000        5,092,000
                                                -------------  ---------------
        Net cash provided by financing
         activities............................   204,261,000      403,084,000
Effect of exchange rate changes on cash........    (2,827,000)
                                                -------------  ---------------
Net increase in cash...........................    29,254,000       26,706,000
Cash at beginning of period....................    41,487,000        6,143,000
                                                -------------  ---------------
Cash at end of period.......................... $  70,741,000  $    32,849,000
                                                =============  ===============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. In our opinion the interim financial information reflects all normal recurring adjustments which are necessary to state fairly our consolidated financial position, results of operations, and cash flows as of and for the periods indicated. We presume that users of the interim financial information have read or have access to our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, we have omitted footnote and other disclosures which would substantially duplicate the disclosures contained in our Form 10-K/A for the year ended December 31, 1998. We have made certain reclassifications of prior period amounts to conform to current period classifications. The interim financial information herein is not necessarily representative of a full year's operations.

  The information related to the activity for the three months and nine months ended September 30, 1998 has been restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first nine months of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000 and a net increase to each of our second and third quarter 1998 operating expenses of $2,870,000. These reclassifications and adjustments are more fully described in our Form 10-K/A for the year ended December 31, 1998.

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

  Merger and related costs recorded during the first nine months of 1998 in connection with our merger with RTC included costs associated with certain of the integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs. A summary of merger and related costs and accrual activity through September 30, 1999 is as follows:

                                         Severance
                             Direct         and         Costs to
                          Transaction    Employment    Integrate
                             Costs         Costs       Operations      Total
                          ------------  ------------  ------------  ------------
Initial expense.........  $ 21,580,000  $ 41,960,000  $ 15,895,000  $ 79,435,000
Amounts utilized in
 1998...................   (22,885,000)  (37,401,000)  (13,137,000)  (73,423,000)
Adjustment of
 estimates..............     1,305,000      (959,000)   (1,593,000)   (1,247,000)
                          ------------  ------------  ------------  ------------
Accrual, December 31,
 1998...................  $                3,600,000     1,165,000     4,765,000
                          ============
Amounts utilized--1st
 quarter 1999...........                    (600,000)      (90,000)     (690,000)
                                        ------------  ------------  ------------
Accrual, March 31,
 1999...................                   3,000,000     1,075,000     4,075,000
Amounts utilized--2nd
 quarter 1999...........                                   (90,000)      (90,000)
                                        ------------  ------------  ------------
Accrual, June 30, 1999..                   3,000,000       985,000     3,985,000
Amounts utilized--3rd
 quarter 1999...........                                   (99,000)      (99,000)
                                        ------------  ------------  ------------
Accrual, September 30,
 1999...................                $  3,000,000  $    886,000  $  3,886,000
                                        ============  ============  ============

  The remaining balance of severance and employment costs represents tax gross-up payments expected to be paid by the end of 1999. The remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

                        TOTAL RENAL CARE HOLDINGS, INC.

  3. During the nine months ended September 30, 1999, we purchased 44 centers and additional interests from minority partners in certain of our partnerships. Total cash consideration for these transactions was approximately $152.6 million.

  We accounted for these transactions under the purchase method. The cost of these acquisitions has been allocated primarily to intangible assets such as patient charts, noncompete agreements and goodwill to the extent the purchase price exceeds the value of the tangible assets, primarily capital equipment.

  The assets and liabilities of the acquired centers were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market value are preliminary and subject to adjustment during the first year following the acquisition. The results of operations of the facilities have been included in our financial statements from their respective effective acquisition dates.

  The results of operations on a pro forma basis, as though the above acquisitions had been combined with us at the beginning of each period presented for the nine months ended September 30, are as follows:

                                                         1999          1998
                                                    -------------- ------------
   Pro forma net operating revenues...............  $1,097,101,000 $926,121,000
   Pro forma income before extraordinary item and
    cumulative effect of change in accounting
    principle.....................................  $    2,668,000 $  3,106,000
   Pro forma net income (loss)....................  $    2,668,000 $(16,534,000)
   Pro forma income per share before extraordinary
    item and cumulative effect of change in
    accounting principle:
     Basic........................................  $         0.03 $       0.04
     Assuming dilution............................  $         0.03 $       0.04

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                            Three months ended         Nine months ended
                               September 30,             September 30,
                          ------------------------  -------------------------
                             1999         1998         1999          1998
                          -----------  -----------  -----------  ------------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle............... $ 1,860,000  $27,381,000  $   819,000  $   (868,000)
Interest, net of tax
 resulting from dilutive
 effect of convertible
 debt....................                1,055,000
                          -----------  -----------  -----------  ------------
Adjusted income (loss)...   1,860,000   28,436,000      819,000      (868,000)
Extraordinary loss, net
 of tax..................                                         (12,744,000)
Cumulative effect of
 change in accounting
 principle, net of tax                                             (6,896,000)
                          -----------  -----------  -----------  ------------
Income (loss)--assuming
 dilution................ $ 1,860,000  $28,436,000  $   819,000  $(20,508,000)
                          ===========  ===========  ===========  ============
Applicable common shares
 Average outstanding
 during the period.......  81,185,000   80,871,000   81,162,000    79,994,000
Reduction in shares in
 connection with notes
 receivable from
 employees...............     (20,000)     (13,000)     (14,000)      (12,000)
                          -----------  -----------  -----------  ------------
Weighted average number
 of shares outstanding
 for use in computing
 earnings per share......  81,165,000   80,858,000   81,148,000    79,982,000
Dilutive effect of
 outstanding stock
 options.................     396,000    1,315,000      452,000
Dilutive effect of
 convertible debt........                4,879,000
                          -----------  -----------  -----------  ------------
Weighted average number
 of shares and
 equivalents outstanding
 for use in computing
 earnings per share--
 assuming dilution.......  81,561,000   87,052,000   81,600,000    79,982,000
                          ===========  ===========  ===========  ============
Earnings (loss) per
 common share:
  Income (loss) per
   common share before
   extraordinary item and
   cumulative effect of
   change in accounting
   principle............. $      0.02  $      0.34  $      0.01  $      (0.01)
  Extraordinary loss, net
   of tax................                                               (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax...................                                               (0.09)
                          -----------  -----------  -----------  ------------
Net income (loss) per
 common share............ $      0.02  $      0.34  $      0.01  $      (0.26)
                          ===========  ===========  ===========  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item and
   cumulative effect of
   change in accounting
   principle............. $      0.02  $      0.33  $      0.01  $      (0.01)
  Extraordinary loss, net
   of tax................                                               (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax...................                                               (0.09)
                          -----------  -----------  -----------  ------------
Net income (loss) per
 common share--assuming
 dilution................ $      0.02  $      0.33  $      0.01  $      (0.26)
                          ===========  ===========  ===========  ============

  Included in the above calculation for the three months ended September 30, 1998, is the effect of RTC's 5 5/8% convertible subordinated notes due 2006 treated on an "as converted" basis; however, the effect is not included for all other periods presented because it was antidilutive. Our 7% convertible notes due 2009 were also anti-dilutive for all periods presented.

  6. In conjunction with the refinancing of our credit facilities, our two existing forward interest rate swap agreements with notional amounts of $100,000,000 and $200,000,000 were canceled in April 1998. The loss associated with the early cancellation of these swaps was approximately $9,823,000 and is presented as other financing costs in the accompanying statement of income for the nine months ended September 30, 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

  During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements, with a combined notional amount of $800,000,000. The lengths of the agreements are between three and ten years with cancelation clauses at the counterparties' option from one to seven years. The underlying blended rate is fixed at approximately 5.69% plus an applicable margin based upon our current leverage ratio.

  During the quarter ended June 30, 1999, we received notification from two of our swap agreement counterparties that they had exercised their right to cancel agreements in the aggregate notional amount of $100,000,000. The remaining $700,000,000 of swap agreements with maturities from the years 2003 through 2008 and cancelation option dates from the years 2001 through 2005 are still in effect. At September 30, 1999, the effective interest rate for borrowings under the swap agreements was 9.30%.

  In September 1999 we converted approximately $50.0 million of our outstanding borrowings under our revolving credit facility from U.S. dollar denominated borrowings to Euro denominated borrowings, primarily as a hedge of our net investment in European operations.

  Further, the amendment and waiver to our credit facilities described in Note 10 resulted in a write-off of $629,000 for the reduction of previously deferred financing costs. This write-off is included in other financing costs.

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

  The following is summarized financial information of RTC:

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
   Cash and cash equivalents........................               $  5,396,000
   Accounts receivable, net......................... $132,960,000   130,129,000
   Other current assets.............................   10,427,000    19,106,000
                                                     ------------  ------------
     Total current assets...........................  143,387,000   154,631,000
   Property and equipment, net......................   88,888,000    75,641,000
   Intangible assets, net...........................  406,255,000   406,562,000
   Other assets.....................................    7,853,000     9,249,000
                                                     ------------  ------------
     Total assets................................... $646,383,000  $646,083,000
                                                     ============  ============
   Current liabilities (includes intercompany
    payable to TRCH of $207,966,000 and
    $306,628,000, respectively)..................... $336,368,000  $352,753,000
   Long-term debt...................................  128,830,000   125,199,000
   Stockholder's equity.............................  181,185,000   168,131,000
                                                     ------------  ------------
     Total liabilities and stockholder's equity..... $646,383,000  $646,083,000
                                                     ============  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

                                 Three months ended          Nine months ended
                                    September 30,              September 30,
                              -------------------------  -------------------------
                                  1999         1998          1999         1998
                              ------------ ------------  ------------ ------------
   Net operating revenues...  $129,295,000 $120,178,000  $375,597,000 $358,829,000
   Total operating
    expenses................   117,038,000   98,924,000   343,433,000  335,205,000
                              ------------ ------------  ------------ ------------
   Operating income.........    12,257,000   21,254,000    32,164,000   23,624,000
   Interest expense, net....     2,194,000    2,074,000     5,741,000    6,863,000
                              ------------ ------------  ------------ ------------
   Income before income
    taxes...................    10,063,000   19,180,000    26,423,000   16,761,000
   Income taxes.............     4,528,000     (431,000)   13,369,000    6,671,000
                              ------------ ------------  ------------ ------------
     Income before
      extraordinary item and
      cumulative effect of
      change in accounting
      principle.............  $  5,535,000 $ 19,611,000  $ 13,054,000 $ 10,090,000
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

  We subsequently filed a registration statement covering the resale of the 7% notes which has not yet been declared effective by the SEC. As further described in the registration statement, commencing May 18, 1999, we are accruing certain monetary penalties on a weekly basis until the registration statement is declared effective, as follows:

            Days following            Weekly  Cumulative
            180 days after closing    Penalty  Penalty
            ----------------------    ------- ----------
            0-90..................... $17,250 $  222,000
            91-180...................  34,500    665,000
            181-270..................  51,750  1,331,000
            271-360..................  69,000  2,218,000
            Thereafter...............  86,250

  Payment of these accrued penalties is due upon the next interest due date. The accrued penalty as of September 30, 1999 was $428,800.

  9. Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that approximately 97% of the tests performed by this laboratory for the review periods the carrier has identified, from January 1995 to April 1996, and May 1996 to March 1998, were not properly supported by the prescribing physicians' medical justification. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $14.2 million for the review period from May 1996 to March 1998. The carrier also has suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. The carrier has withheld approximately $27 million as of September 30, 1999. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and the Department of Health and Human Services, or HHS, of this matter, and we are cooperating with DOJ and HHS.

                        TOTAL RENAL CARE HOLDINGS, INC.

  We have consulted with outside counsel, reviewed our records, are disputing the overpayment determinations vigorously and have provided extensive supporting documentation of our claims. We have cooperated with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in late July 1999. We expect the hearing officer to render a decision by mid-December 1999. We have received minimal responses from the carrier to our repeated requests for clarification and information regarding the continuing payment suspension.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. The court dismissed our complaint because we had not exhausted all administrative remedies.

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

  No provisions or allowances have been recorded for this matter. Any determination adverse to us could have an adverse impact on our business, results of operations, financial condition, or cash flows.

  Following the announcement on February 18, 1999 of our preliminary results for the fourth quarter of 1998 and the full year 1998, several class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Central District of California. The complaints are similar and allege violations of federal securities laws arising from allegedly false and misleading statements primarily regarding our accounting for the integration of RTC into TRCH and request unspecified monetary damages. The lawsuits have been consolidated into a single action. A consolidated amended complaint was filed on October 6, 1999. This complaint alleges violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999 and seeks unspecified monetary damages. The primary allegations of this complaint are that we booked revenues at inflated amounts, failed to disclose that a material portion of our accounts receivable were uncollectible, reported excessive non-Medicare revenues, billed for treatments that were never provided, failed to disclose accurately the basis for suspension of payments to our Florida-based laboratory subsidiary on Medicare claims, accounted for goodwill to overstate income, and manipulated the value of intangible assets. We have not yet responded to this complaint, but we believe that all of the claims are without merit and we intend to defend ourselves vigorously. We anticipate that the attorney's fees and related costs of defending this consolidated litigation should be covered primarily by our directors and officers insurance policies and we believe that any additional costs will not have a material impact on our financial condition, results of operations or cash flows.

  In addition, we are subject to claims and suits in the ordinary course of business for which we believe most will be covered by insurance. We do not believe that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on our financial condition, results of operations or cash flows.

                        TOTAL RENAL CARE HOLDINGS, INC.

  10. In August 1999 the lenders under our credit facilities waived compliance with a financial covenant that established a maximum leverage ratio which we could not exceed. Subsequent to September 30, 1999, this waiver was extended on revised terms. The revision to the waiver was required because we have exceeded the maximum leverage ratio allowable under the terms of the original waiver. The revised waiver expires March 15, 2000. The lenders also waived our violation of a covenant that placed a limit on our aggregate borrowings for international acquisitions, which we had exceeded. The terms of the revised waiver:

  . Permanently reduce the revolving credit facility from $950,000,000 to $700,000,000;

  . Reduce our permitted borrowings under the revolving credit facility to $650,000,000 during the waiver period;

  . Limit the amounts we may spend for acquisitions, de novo developments and expansion or relocation of existing dialysis centers;

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

  The outstanding balances on our term loan and revolving credit facilities at September 30, 1999 were $392,000,000 and $560,942,000 respectively. As modified by the most recent waiver agreement, borrowings under the credit facilities generally bear interest at one of two floating rates selected by us:

  . The Alternate Base Rate, defined as the higher of The Bank of New York's prime rate or the federal funds rate plus 0.5%, plus a margin ranging from 1.75% to 2.25% for borrowings under the revolving credit facility and a margin of 2.50% for borrowings under the term loan facility; or

  . Adjusted LIBOR, defined as the 30-, 60-, 90- or 180-day London Interbank
    Offered Rate, adjusted for statutory reserves, plus a margin ranging from 3.00% to 3.50% for borrowings under the revolving credit facility and a margin of 3.75% for borrowings under the term loan facility.

  The applicable margin used in determining the interest rate for borrowings under the revolving credit facility is based on our leverage ratio. Currently, the applicable margin is at the top of the ranges listed above. In addition, the most recent waiver agreement fixed the applicable margin at 2.25% for Alternate Base Rate loans and 3.50% for adjusted LIBOR loans for the period September 30, 1999 through March 15, 2000. The applicable margin used in determining the interest rate for borrowings under the term loan has been fixed for the remainder of the loan period.

  11. During the nine months ended September 30, 1999, we provided an allowance of $16,600,000 against loans to, and investments in, several dialysis related businesses which we are unlikely to recover as a result of recent deterioration in the financial condition of these businesses.

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

  The information related to the activity for the three months and nine months ended September 30, 1998 has been restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first and second quarters of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000 and a net increase to each of our second and third quarter 1998 operating expenses of $2,870,000. These reclassifications and adjustments are more fully described in our Form 10-K/A for the year ended December 31, 1998.

Net operating revenues

  Net operating revenues are derived primarily from five sources: (a) outpatient facility hemodialysis services; (b) ancillary services, including the administration of erythropoetin, or EPO, and other intravenous pharmaceuticals, clinical laboratory services, oral pharmaceutical products and other ancillary services; (c) home dialysis services and related products; (d) inpatient hemodialysis services provided to hospitalized patients pursuant to arrangements with hospitals; and (e) international operations. Additional revenues are derived from the provision of dialysis facility management services to certain subsidiaries and affiliated and unaffiliated dialysis centers. Our outpatient dialysis and ancillary services are reimbursed primarily under the Medicare ESRD program in accordance with rates established by the Health Care Financing Administration, or HCFA. Payments are also provided by other third party payors, generally at rates higher than those reimbursed by Medicare for up to the first 33 months of treatment as mandated by law. Rates paid for inpatient dialysis services provided to hospitalized patients are negotiated with individual hospitals.

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

Results of operations

 Three months ended September 30, 1999 compared to the three months ended September 30, 1998

  Net operating revenues. Net operating revenues increased $48,383,000 to $366,968,000 in the third quarter of 1999 from $318,585,000 in the third quarter of 1998, representing a 15% increase. Of this increase, $55,987,000 was due to increased treatments, of which $44,125,000 was from acquisitions consummated after the third quarter of 1998, $5,144,000 was from de novo developments commencing operations after the third quarter of 1998 and the remainder was from existing facilities as of September 30, 1998. The difference between the $55,987,000 described above and the total change of $48,383,000 resulted from an overall decrease in net operating revenue per treatment which decreased from $248.17 in the third quarter of 1998 to $243.13 in the third quarter of 1999. This decrease in net operating revenue per treatment primarily was attributable to a overall decline in the rates we receive for our dialysis services. The decline in rates is the result of increasing our contractual allowances, primarily related to billings from our Tacoma office, to reflect recent trends in collection experience and an additional allowance provision of $3,900,000 and an overall decrease of $2,317,000, mainly attributable to a lower net revenue recognition per treatment, for services provided by our dialysis laboratory in Minnesota. This decline was partially offset by an increase in ancillary services intensity and pricing of EPO of $9,433,000, and an increase in non-patient services revenue of $2,273,000 resulting from an increase in dialysis facility management services provided to facilities that we do not own or control.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $49,840,000 to $250,765,000 in the third quarter of 1999 from $200,925,000 in the third quarter of 1998 and as a percentage of net operating revenues, facility operating expenses increased to 68.3% in the third quarter of 1999 from 63.1% in the third quarter of 1998. This increase was primarily attributable to increased usage of EPO and other medical supplies and the impact of a lower net revenue per treatment.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $14,451,000 to $32,725,000 in the third quarter of 1999 from $18,274,000 in the third quarter of 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 8.9% in the third quarter of 1999 from 5.7% in the third quarter of 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the third quarter of 1999 includes approximately $1,719,000 for executive severance, and $1,081,000 for an employee retention program, primarily for amendments to stock options extending the period in which the option holders can exercise the options after their employment is terminated.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from all payor sources in addition to the relative percentage of accounts receivable by aging category and collection trends. The provision for doubtful accounts increased $8,005,000 to $17,002,000 in the third quarter of 1999 from $8,997,000 in the third quarter of 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 4.6% in the third quarter of 1999 from 2.8% in the third quarter of 1998. This is primarily a result of a $4,100,000 increase in the provision for doubtful accounts relating to patient accounts receivable billed from our dialysis laboratory in Minnesota.

  Depreciation and amortization. Depreciation and amortization increased $5,545,000 to $29,750,000 in the third quarter of 1999 from $24,205,000 in the third quarter of 1998. As a percentage of net operating revenues, depreciation and amortization increased to 8.1% in the third quarter of 1999 from 7.6% in the third quarter of 1998.

  Operating income. Operating income decreased $29,458,000 to $36,726,000 in the third quarter of 1999 from $66,184,000 in the third quarter of 1998. As a percentage of net operating revenues, operating income decreased to 10.0% in the third quarter of 1999 from 20.8% in the third quarter of 1998 primarily due to the increases in both facility operating and general and administrative expenses, additions to allowances for patient accounts receivable and a lower overall net revenue per treatment as described above.

  Interest expense, net of capitalized interest. Interest expense increased $9,057,000 to $28,862,000 in the third quarter of 1999 from $19,805,000 in the third quarter of 1998. The increase in interest expense primarily was due to an increase in the interest rates on our credit facilities as a term of the bank waiver as well as an increase in the overall borrowings made under our credit facilities to fund acquisitions.

  Other financing costs. Other financing costs represent the impact of various debt-related transactions. In the third quarter of 1999, we recognized a write-off of $629,000 for the reduction of deferred financing costs as a result of the permanent reduction in our revolving credit facility in connection with the bank waiver.

  Interest income and other. Interest income is generated as a result of the short-term investment of surplus cash from operations and excess proceeds from borrowings under our credit facilities. Other income is income generated by unconsolidated partnerships. Interest income and other increased by $278,000 to $1,241,000 in the third quarter of 1999 from $963,000 in the third quarter of 1998.

  Other losses. Other losses in the third quarter of 1999 were primarily a result of a $2,577,000 loss on the disposition of our corporate jet.

  Provision for income taxes. Provision for income taxes decreased to $2,285,000 for the third quarter of 1999 from $18,102,000 in the third quarter of 1998. The effective tax rate was 55.1% for the third quarter of 1999 compared to 40.4% in the third quarter of 1998, after minority interest. The change in the effective tax rate primarily was due to $3.1 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax base.

  Minority interests. Minority interests represent the pretax income earned by minority partners who directly or indirectly own minority interests in our partnership affiliates and the net income in certain of our corporate subsidiaries. Minority interests decreased $273,000 to $1,586,000 from $1,859,000 in the third quarter of 1998. As a percentage of net operating revenues, minority interest decreased to 0.4% in the third quarter of 1999 from 0.6% in the third quarter of 1998.

 Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

  Net operating revenues. Net operating revenues increased $206,721,000 to $1,072,405,000 in the nine months ended September 30, 1999 from $865,684,000 in the nine months ended September 30, 1998, representing a 24% increase. Of this increase, $193,756,000 was due to increased treatments, of which $84,931,000 was from acquisitions consummated after the nine months ended September 30, 1998, $11,250,000 was from de novo developments commencing operations after the nine months ended September 30, 1998 and $97,575,000 was from existing facilities as of September 30, 1998. The remaining increase of $12,965,000 resulted from an increase in net operating revenue per treatment which increased from $242.49 in the nine months ended September 30, 1998 to $245.46 in the nine months ended September 30, 1999. The increase in net operating revenue per treatment was mainly attributable to an increase in ancillary services intensity and pricing of $38,064,000, primarily in the administration of EPO of $35,371,000, an increase in corporate and ancillary program fees of $1,865,000, primarily from the expansion of laboratory services to former RTC facilities of $1,001,000, and an increase in non-patient services revenue of $5,862,000 from the increase in dialysis facility management services to facilities that we do not own or control, which were partially offset by a decrease in our net operating revenue per treatment of $28,926,000, as a result of increasing our contractual allowances primarily related to billings from our Tacoma office to reflect recent trends in collection experience, and an additional $3,900,000 in contractual allowances at our dialysis laboratory in Minnesota.

  Facility operating expenses. Facility operating expenses increased $183,284,000 to $734,528,000 in the nine months ended September 30, 1999 from $551,244,000 in the nine months ended September 30, 1998 and as a percentage of net operating revenues, facility operating expenses increased to 68.5% in the nine months ended September 30, 1999 from 63.7% in the nine months ended September 30, 1998. This increase was primarily attributable to increased usage in EPO and other medical supplies and the impact of a lower net revenue per treatment. Additionally, during the second quarter of 1999, a provision of $4,500,000 was recorded for the resolution of claims made by vendors during the quarter for goods and services provided in earlier periods.

  General and administrative expenses. General and administrative expenses increased $33,214,000 to $86,003,000 in the nine months ended September 30, 1999 from $52,789,000 in the nine months ended September 30, 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 8.0% in the nine months ended September 30, 1999 from 6.1% in the nine months ended

September 30, 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the nine months ended September 30, 1999 includes approximately $3,230,000 of expenses related to costs of business purchase transactions which we will not consummate and operating costs associated with a corporate jet we are no longer using, $1,719,000 related to executive severance and $1,081,000 for an employee retention program.

  Provision for doubtful accounts. The provision for doubtful accounts increased $39,648,000 to $63,187,000 in the nine months ended September 30, 1999 from $23,539,000 in the nine months ended September 30, 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 5.9% in the nine months ended September 30, 1999 from 2.7% in the nine months ended September 30, 1998. This is primarily a result of a $24,000,000 increase in the provision for doubtful accounts relating to collectibility problems of patient accounts receivable billed from our Tacoma business office. Our Tacoma office collection practices have not kept pace with the growth of our business and receivables have aged, causing them to be more difficult to collect. Additionally, we increased the provision for doubtful accounts by $4,100,000 at our dialysis laboratory in Minnesota.

  Depreciation and amortization. Depreciation and amortization increased $17,563,000 to $84,167,000 in the nine months ended September 30, 1999 from $66,604,000 in the nine months ended September 30, 1998. As a percentage of net operating revenues, depreciation and amortization was 7.8% in the nine months ended September 30, 1999 and 7.7% in the nine months ended September 30, 1998.

  Write-off of investments. Write-off of investments and loans recorded in the nine months ended September 30, 1999 of $16,600,000 represents allowances provided for loans to, and investments in, several dialysis related businesses, which we are unlikely to recover as a result of recent deterioration in the financial condition of these businesses.

 Merger and related costs.

  Merger and related costs recorded during the nine months ended September 30, 1998 include costs associated with certain integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs, in connection with our merger with RTC.

  A summary of merger and related costs and accrual activity through September 30, 1999 is as follows:

                                         Severance
                             Direct         and         Costs to
                          Transaction    Employment    Integrate
                             Costs         Costs       Operations      Total
                          ------------  ------------  ------------  ------------
Initial expense.........  $ 21,580,000  $ 41,960,000  $ 15,895,000  $ 79,435,000
Amounts utilized in
 1998...................   (22,885,000)  (37,401,000)  (13,137,000)  (73,423,000)
Adjustment of
 estimates..............     1,305,000      (959,000)   (1,593,000)   (1,247,000)
                          ------------  ------------  ------------  ------------
Accrual, December 31,
 1998...................  $                3,600,000     1,165,000     4,765,000
                          ============
Amounts utilized--1st
 quarter 1999...........                    (600,000)      (90,000)     (690,000)
                                        ------------  ------------  ------------
Accrual, March 31,
 1999...................                   3,000,000     1,075,000     4,075,000
Amounts utilized--2nd
 quarter 1999...........                                   (90,000)      (90,000)
                                        ------------  ------------  ------------
Accrual, June 30, 1999..                   3,000,000       985,000     3,985,000
Amounts utilized--3rd
 quarter 1999...........                                   (99,000)      (99,000)
                                        ------------  ------------  ------------
Accrual, September 30,
 1999...................                $  3,000,000  $    886,000  $  3,886,000
                                        ============  ============  ============

  The remaining balance of severance and employment costs represents tax gross-up payments expected to be paid by the end of the year. The remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

  Operating income. Operating income before merger and related costs and write-off of investments decreased $66,988,000 to $104,520,000 in the nine months ended September 30, 1999 from $171,508,000 in the nine months ended September 30, 1998. As a percentage of net operating revenues, operating income before merger and related costs and write-off of investments decreased to 9.7% in the nine months ended September 30, 1999 from 19.8% in the nine months ended September 30, 1998. This decrease was primarily attributable to increases in both facility operating and general and administrative expenses and the additions to valuation allowances for patient accounts receivable as described above.

  Interest expense, net of capitalized interest. Interest expense increased $25,133,000 to $75,999,000 in the nine months ended September 30, 1999 from $50,866,000 in the nine months ended September 30, 1998. The increase in interest expense primarily was due to an increase in borrowings made under our credit facilities to fund acquisitions as well as an increase in the interest rates on our credit facilities as a term of the bank waiver.

  Other financing costs. In the third quarter of 1999 we recognized a write-off of $629,000 as a result of the permanent reduction in our revolving credit facility in connection with the bank waiver. In conjunction with the refinancing of our credit facilities, two existing forward interest swap agreements were canceled in April 1998. The early termination costs associated with the cancelation of those swaps was $9,823,000.

  Interest income and other. Interest income and other increased $878,000 to $4,505,000 in the nine months ended September 30, 1999 from $3,627,000 in the nine months ended September 30, 1998 and as a percentage of net operating revenues, interest income and other was 0.4% for both periods.

  Other losses. Other losses in the nine months ended September 30, 1999 were primarily a result of a $2,577,000 loss on the disposition of our corporate jet.

  Provision for income taxes. Provision for income taxes decreased $25,454,000 to $5,608,000 for the nine months ended September 30, 1999 from $31,062,000 in the nine months ended September 30, 1998. The effective tax rate was 87.3% for the nine months ended September 30, 1999 compared to 40.4% in the nine months ended September 30, 1998, after minority interest but before merger and related costs. The change in the effective tax rate primarily was due to $8.9 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax income base.

  Minority interests. Minority interests increased $1,608,000 to $6,425,000 in the nine months ended September 30, 1999 from $4,817,000 in the nine months ended September 30, 1998. As a percentage of net operating revenues, minority interest was 0.6% in both nine month periods.

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

  Cumulative effect of change in accounting principle. Effective January 1, 1998, we adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, or SOP 98-5. SOP 98-5 requires that pre-opening and organizational costs, incurred in conjunction with our pre-opening activities on our de novo facilities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. In connection with the adoption of SOP 98-5, we recorded a charge of $6,896,000, net of income tax effect as a cumulative effect of a change in accounting principle in the first quarter of 1998.

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments, and equipment purchases. Net cash provided by operating activities was $100.9 million for the first nine months of 1999 and $6.9 million for the first nine months of 1998. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable.

  Accounts receivable, net of allowance for doubtful accounts, increased during the first nine months of 1999 by $41.3 million, of which approximately $16.0 million was due to the payment suspension imposed on our Florida-based laboratory by its Medicare carrier, which has caused additional working capital needs, and the remainder mainly was due to an increase in our net operating revenues.

  Net cash used in investing activities was $273.1 million for the first nine months of 1999 and $383.2 million for the first nine months of 1998. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $204.3 million for the first nine months of 1999 and $403.1 million for the first nine months of 1998 primarily consisting of borrowings from our credit facilities. The decreases in net cash used in investing activities and in net cash provided by financing activities were due to our completing fewer acquisitions in the first nine months of 1999 as compared to the first nine months of 1998. As of September 30, 1999, we had working capital of $417.7 million, including cash of $70.7 million.

  We believe that we will have sufficient liquidity to fund our debt service obligations over at least the next twelve months.

 Expansion

  In the nine months ended September 30, 1999, we developed 17 new facilities, 8 of which we do not own but we manage, and we expect to develop approximately 8 additional de novo facilities in the remainder of 1999. We anticipate that our capital requirements for purchases of equipment and leasehold improvements for facilities, including de novo facilities, will be approximately $20 to $25 million in aggregate for the remaining three months of 1999.

  During the nine months ended September 30, 1999, we paid cash of approximately $152.6 million to acquire 44 facilities and additional interests from minority partners in certain of our partnerships.

 Credit facilities

  In August 1999 the lenders under our credit facilities waived compliance with a financial covenant that established a maximum leverage ratio which we could not exceed. Subsequent to September 30, 1999, this waiver was extended on revised terms. The revision to the waiver was required because we have exceeded the maximum leverage ratio allowable under the terms of the original waiver. The revised waiver expires March 15, 2000. The lenders also waived our violation of a covenant that placed a limit on our aggregate borrowings for international acquisitions, which we had exceeded. The terms of the revised waiver:

  . Permanently reduce the revolving credit facility from $950.0 million to $700.0 million;

  . Reduce our permitted borrowings under the revolving credit facility to $650.0 million during the waiver period;

  . Limit the amounts we may spend for acquisitions, de novo developments and expansion or relocation of existing dialysis centers;

  . Accelerated the maturity dates on the term loan and revolving credit facilities by two years, to March 31, 2006 and March 31, 2003, respectively; and

  . Increased the applicable margins used to determine the interest rates for our borrowings under the credit facilities.

  The applicable margin used in determining the interest rate for borrowings under the revolving credit facility is based on our leverage ratio. In addition, the most recent waiver agreement fixed the applicable margin at 2.25% for Alternate Base Rate loans and 3.50% for adjusted LIBOR loans for the period September 30, 1999 through March 15, 2000. The applicable margin used in determining the interest rate for borrowings under the term loan has been fixed for the remainder of the loan period.

  Other than the issues specifically addressed in the waiver agreement, all other covenants and conditions of the credit facilities remain unchanged.

  As of September 30, 1999 the principal amount outstanding under our revolving facility was $560.9 million and under our term facility was $392.0 million. The term facility requires annual principal payments of $4.0 million, with the $368.0 million balance due on maturity. As of September 30, 1999, we had $89.1 million available for borrowing under the revolving facility.

  In September 1999 we converted approximately $50.0 million of our outstanding borrowings under our revolving credit facility from U.S. dollar denominated borrowings to Euro denominated borrowings, primarily as a hedge of our net investment in European operations.

  Further, the amendment and waiver to our credit facilities described in Note 10 resulted in a write-off of $629,000 for the reduction of previously deferred financing costs. This write-off is included in other financing costs.

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

 Interest rate swaps

  During the quarter ended June 30, 1998, we entered into forward interest rate cancelable swap agreements with a combined notional amount of $800.0 million. The lengths of the agreements are between three and ten years with cancelation clauses at the counterparties' option from one to seven years. The underlying blended interest rate is fixed at approximately 5.69% plus an applicable margin based upon our current leverage ratio. Currently, the effective interest rate for these swaps is 9.30%. During the second quarter of 1999, we received notification from two of our swap agreement counterparties that they had exercised their right to cancel agreements in the aggregate notional amount of $100.0 million. The remaining $700.0 million of swap agreements with maturities from the years 2003 through 2008 and cancelation option dates from the years 2000 through 2005 are still in effect.

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

 Subordinated notes

  The $125.0 million outstanding 5 5/8% convertible subordinated notes due 2006 issued by RTC bear interest at the rate of 5 5/8%, payable semi-annually and require no principal payments until 2006. The 5 5/8% notes are convertible into shares of our common stock at an effective conversion price of $25.62 per share and are redeemable by us at our option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption. TRCH has guaranteed these notes.

  In November 1998 we issued 7% convertible subordinated notes due 2009 in the aggregate principal amount of $345.0 million. The 7% notes are convertible at any time, in whole or in part, into shares of our common stock at a conversion price of $32.81 and will be redeemable after November 16, 2001. We used the net proceeds from the sale of the 7% notes to pay down debt under the revolving facility, which may be re-borrowed, subject to the modified terms of our credit facilities.

Year 2000 considerations

  Since the summer of 1998, all of our departments have been meeting with our information systems department to determine the extent of our Year 2000, or Y2K, exposure. Project teams have been assembled to work on correcting Y2K problems and to perform contingency planning to reduce our total exposure. Corrective action and contingency plans are now in place.

  Software applications and hardware. Each component of our software application portfolio, or SAP, must be examined with respect to its ability to handle dates properly in the next millennium. As part of our software assessment plan, we have tested and will continue to validate the testing of each component of our SAP. These tests are constructed to make sure each component operates properly with the system date advanced to the next millennium.

  The major phases of our software assessment plan are as follows:

  . Complete SAP inventory;

  . Implement Y2K compliant software as necessary;

  . Analyze which computers have Y2K problems and the cost to repair; . Test all vendors' representations; and

  . Fix any computer-specific problems.

  Our billing and accounts receivable software was known to have a significant Y2K problem. We have already addressed this issue by obtaining a new, Y2K compliant version of this software. We completed conversion to this Y2K compliant version in the third quarter of 1999. We will conduct additional testing of this software in the fourth quarter of 1999.

  Operating systems. We have also reviewed our operating systems to assess possible Y2K exposure. We use several different network operating systems, or NOS, for multi-user access to the software that resides on the respective servers. Each NOS was examined with respect to its ability to properly handle dates in the next millennium. We have tested each component of our SAP with a compliant version of the NOS. One level beneath the NOS is a special piece of software that comes into play when the computer is "booted" that potentially has a Y2K problem and that is the basic input output system software, or BIOS. The BIOS takes the date from the system clock and uses it in passing the date to the NOS which in turn passes the date to the desktop operating system. The system clock poses another problem in that some system clocks were only capable of storing a two-digit year while other computer clocks stored a four-digit year. This issue affects each and every computer we have purchased. To remedy these problems, we are conducting an inventory of all computer hardware using a Y2K utility program to determine whether we have a BIOS or a system clock problem. Where necessary we performed a BIOS upgrade or performed a processor upgrade to a Y2K compliant processor.

  Dialysis centers, equipment and suppliers. The operations of our dialysis centers can be affected by the Y2K problem so a contingency plan must be in place to prevent the shutdown of these centers. Each center was responsible for completing a survey of the possible consequences of a failure of the information systems of our vendors and formulating a contingency plan by the end of the third quarter of 1999. During the fourth quarter of 1999 each center will continue to make preparations to minimize potential problems.

  Substantially all of our biomedical devices, including dialysis machines that have a computer chip in them, have been checked for Y2K compliance. We have contacted each of the vendors of the equipment we use and asked them to provide us with documentation regarding Y2K compliance. In a few cases we are continuing to ask for and review additional documentation. A limited number of vendors have performed Y2K tests on a random sample of our equipment by advancing the clock to a date in the next millennium.

  In general, we expect to have all of our biomedical devices Y2K compliant by the fourth quarter of 1999. We have completed all necessary upgrades for our dialysis machines. The only biomedical devices yet to be upgraded are two models of dialyzer reprocessing equipment, with respect to which we are in the process of securing and installing the necessary upgrades.

  In addition to factors noted above which are directly within our control, factors beyond our direct control may disrupt our operations. If our suppliers are not Y2K compliant, we may experience inventory shortages and run short of critical supplies. If the utilities companies, transportation carriers and telecommunications companies which service us experience Y2K difficulties, our operations will also be adversely affected and some of our facilities may need to be closed. We are in the process of taking steps to reduce the impact on our operations in such instances and implementing contingency plans to address any possible unavoidable effect which these difficulties would have on our operations.

  To address the possibility of a physical plant failure, we have contacted the landlords of each of our facilities to insure that they will provide access to our staff and any other key service providers. We have also provided written notification to our utilities companies of the locations, schedules and emergency services required of each of our dialysis facilities. In case a physical plant failure should result in an emergency closure of any of our facilities, we are currently:

  . Confirming that backup hospital affiliation agreements are up-to-date and complete;

  . Reviewing appropriate elements of our disaster preparedness plan with our staff and patients;

  . Adopting/modifying emergency treatment orders and rationing plans with our medical directors to provide patient safety; and

  . Conducting patient meetings with social workers and dieticians.

  To minimize the effect of any Y2K non-compliance on the part of suppliers, we have:

  . Identified our critical suppliers and surveyed each of them to assess their Y2K compliance status;

  . Identified alternative supply sources where necessary;

  . Identified Y2K compliant transportation/shipping companies to cover situations where our current suppliers' delivery systems go down;

  . Included language in contracts with new suppliers addressing Y2K performance obligations, requirements and failures;

  . Ordered one week of additional inventory for our dialysis facilities;

  . Asked critical distributors to carry additional inventory earmarked for us; and

  . Prepared a critical supplier contact/pager list for Y2K emergency supply problems and ensured that contact persons will be on call 24 hours a day.

  Our financial exposure from all sources of SAP and operating system Y2K issues as well as from dialysis center, equipment and supplier Y2K issues known to date ranges from approximately $500,000 to $1,200,000, the majority of which has been expended.

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

  With respect to third-party non-governmental payors, we are refining contingency plans to prevent the interruption of cash flow. With respect to Medicare payments, HCFA and the two primary fiscal intermediaries we utilize have contingency plans in place. The HCFA mandated contingency plans have been tested by HCFA to ensure that no interruption of Medicare payments results from Y2K-related failures of their systems. During the fourth quarter of 1999 we will conclude testing with our two primary fiscal intermediaries. With respect to MediCal, the largest of our third-party state payors, we are already submitting our claims with a four-digit numerical year in accordance with the current system. We are currently working with our other state payors individually to determine the extent of their Y2K compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

  Due to the acceleration of the maturity of our credit facilities, our repayment requirements have been modified. The table below has been revised from the one disclosed in our Form 10-K/A for the fiscal year ended December 31, 1998, to reflect the modified principal repayments on our debt obligations and the related variable weighted average interest rates by expected maturity dates.

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

                                 Expected Maturity Date
                           ----------------------------------------        Fair
                           2000  2001  2002  2003  2004  Thereafter Total  Value
                           ----  ----  ----  ----  ----  ---------- -----  -----
                                            (in millions)
Liabilities
Long-term debt
  Fixed rate..............                                  $470    $470   $469
    Average interest
     rate.................                                  6.64%   6.64%
  Variable rate........... $ 24  $ 98  $153  $328  $  4     $372    $979   $979
    Average interest
     rate................. 9.33% 9.33% 9.33% 9.33% 9.33%    9.33%   9.33%
                                 Expected Maturity Date
                           ----------------------------------------        Fair
                           2000  2001  2002  2003  2004  Thereafter Total  Value
                           ----  ----  ----  ----  ----  ---------- -----  -----
                                            (in millions)
Interest rate derivatives
Interest rate swaps
  Variable to fixed.......                   $100           $600    $700   $(29)
    Average pay rate......                   5.51%          5.69%   5.66%
    Average receive rate..                   5.53%          5.46%   5.47%

  Our swaps have a one-time call provision for our counter-party at varying times based upon the maturity of the underlying swaps as follows:

                                                                                     Notional
        Swap Maturity                   Call Provision                                Amount
        -------------                   --------------                               --------
      Ten-year swaps:                     Seven-year                                   $200
                                          Five-year                                     200
      Seven-year swaps:                   Four-year                                     100
                                          Three-year                                    100
      Five-year swaps:                    Two-year                                      100
                                                                                       ----
                                                                                       $700
                                                                                       ====

Exchange rate sensitivity

In September 1999 we converted approximately $50.0 million of our outstanding borrowings under our revolving credit facility from U.S. dollar denominated borrowings to Euro denominated borrowings, primarily as a hedge of our net investment in European operations and to assist in our management of foreign exchange rate risk.

  Other than as described above, there have been no material changes in our market risk exposure from that reported in our Form 10-K/A for the fiscal year ended December 31, 1998.

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

  We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare end stage renal disease, or ESRD, program. Unlike many other Medicare programs, which receive periodic cost of living increases, these rates have not increased since 1991. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and continue to occur without a compensating increase in reimbursement rates. In addition, if Medicare should begin to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. We cannot predict whether future rate changes will be made. Approximately 50% of our net operating revenues in the first nine months of 1999 was generated from patients who had Medicare as the primary payor.

  The Department of Health and Human Services, or HHS, had recommended, and the Clinton administration had included in its fiscal year 2000 budget proposal to the Congress, a 10% reduction in Medicare reimbursement for erythropoietin, or EPO. We cannot predict whether this proposal or other future rate or reimbursement method changes will be made. Approximately 14% of our net operating revenues in the first nine months of 1999 was generated from EPO reimbursement through Medicare and Medicaid programs. Consequently, any reduction in the rate of EPO reimbursement through Medicare and Medicaid programs could materially reduce our revenues and net income.

  Medicare separately reimburses us for other outpatient prescription drugs that we administer to dialysis patients at the rate of 95% of the average wholesale price of each drug. The Clinton administration had also included in its fiscal year 2000 budget proposal to the Congress a reduction in the reimbursement rate for outpatient prescription drugs to 83% of average wholesale price. We cannot predict whether Congress will approve this rate change, or whether other reductions in reimbursement rates for outpatient prescription drugs will be made. If such changes are implemented, they could have a material adverse effect on our revenues and net income.

  Many Medicaid programs base their reimbursement rates for the services we provide on the Medicare reimbursement rates. Any reductions in the Medicare rates could also result in reductions in the Medicaid reimbursement rates. Approximately 5% of our net operating revenues in the first nine months of 1999 was generated from patients who had Medicaid or comparable state programs as the primary payer.

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

  Approximately 39% of our net operating revenues in the first nine months of 1999 was generated from patients who had domestic private payors as the primary payor. Domestic private payors, particularly managed care payors, have become more aggressive in demanding contract rates approaching or at Medicare reimbursement rates. We believe that the financial pressures on private payors to decrease the rates at which they reimburse us will continue to increase and could have a material impact on our revenues and net income.

If our assumptions regarding the beneficial life of our goodwill prove to be inaccurate, or subsequently change, our current earnings may be overstated and future earnings also may be affected.

  Our balance sheet has an amount designated as "goodwill" that represents 45% of our assets and 205% of our stockholders' equity at September 30, 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the period benefited. The current average useful life is 34 years for our goodwill and 21 years for all of our intangible assets that relate to business combinations. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, acquired businesses.

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

  . We may never collect the revenues from the payments suspended as a result of an investigation of our laboratory subsidiary

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to this laboratory. Medicare revenues from this laboratory represent approximately 2% of our net revenues. For the review periods the carrier has identified, January 1995 to April 1996, and May 1996 to March 1998, the carrier has alleged that the prescribing physician's medical justification did not properly support approximately 97% of the tests this laboratory performed. The carrier has determined that it overpaid this laboratory $5.6 million for the period from January 1995 to April 1996, and $14.2 million for the period from May 1996 to March 1998. The suspension of payments relates to all payments due after the suspension started, regardless of when this laboratory performed the tests. The carrier has withheld approximately $27 million as of September 30, 1999, which has adversely affected our cash flow. We may never recover the amounts withheld.

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

  The amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. As of September 30, 1999 we had:

  . Total consolidated debt of approximately $1.4 billion;

  . Stockholders' equity of approximately $482 million; and

  . A ratio of earnings to fixed charges of 1.07.

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

                                                        Interest    Principal
                                                        Payments     Payments
                                                      ------------ ------------
       For the year ending December 31:
       2000.......................................... $119,833,000 $ 23,702,000
       2001..........................................  110,742,000   97,874,000
       2002..........................................   96,647,000  153,400,000
       2003..........................................   66,576,000  327,901,000
       2004..........................................   66,200,000    4,000,000

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

  Additionally, we are highly leveraged and, if we are not in compliance with our covenants, we may be required to renegotiate the terms of our credit facilities on terms that are more unfavorable to us, such as higher interest rates, shorter maturities or more restrictive borrowing terms; all of which may have an adverse impact on net income. Currently, as a result of the waivers granted by our lenders, we are in compliance with our credit facility covenants.

  Our level of debt and the limitations our credit facilities impose on us could have other important consequences to you, including:

  . We will have to use a portion of our cash flow from operations, approximately $143.5 million in 2000 and $208.6 million in 2001, for debt service rather than for our operations;

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Procedings

  The information in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item. Please see our quarterly report on Form 10-Q for the quarter ended June 30, 1999 for additional information.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    10.1 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.*
    10.2 Agreement, dated as of October 6, 1999, by and between TRCH and Victor
          M.G. Chaltiel.*
    10.3 Agreement, dated as of October 18, 1999, by and between TRCH and John
          E. King.*
    10.4 Consulting Agreement, dated as of October 1, 1998, by and between Total Renal Care, Inc. and Shaul G. Massry, M.D.*
    10.5 Amendment No. 4 and Waiver, dated as of November 8, 1999, to and under the Revolving Credit Agreement.
    10.6 Limited Waiver and Third Amendment, dated as of November 8, 1999, to the Term Loan Agreement.
    12.1 Statement re computation of ratio of earnings to fixed charges.
    27.1 Financial Data Schedule--three months ended September 30, 1999 and
          1998.
    27.2 Financial Data Schedule--nine months ended September 30, 1999 and nine months ended September 30, 1998.

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

Date: November 15, 1999

  John J. McDonough is signing in the dual capacities as the registrant's principal accounting officer and a duly authorized officer of the registrant.