Form 10-K405/A
period 1998-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 2000-01-28
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          --------------------------

                                  FORM 10-K/A

(Mark One)                   (AMENDMENT NO. 2)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

                      Documents Incorporated by Reference

  None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

  We are filing this Amendment No. 2 on Form 10-K/A for the year ended December 31, 1998 to restate our financial statements, with the following impact on earnings:

                     Decreases to income before taxes

                                                    Year ended December 31,
                                               ---------------------------------
                                                  1996       1997        1998
                                               ---------- ----------- ----------
To reflect goodwill adjustments associated
 with acquisition transactions...............  $1,351,000 $10,520,000 $  896,000
To recognize a calculated fair value of stock
 options granted to medical directors and
 contract labor..............................   1,453,000   3,541,000  3,585,000
To reflect accounts payable accruals in the
 quarters the liabilities were subsequently
 determined to have been incurred............                          3,800,000
                                               ---------- ----------- ----------
  Decrease to income before taxes............  $2,804,000 $14,061,000 $8,281,000
                                               ========== =========== ==========

                                       1996                           1997                            1998
                          ------------------------------ ------------------------------ ---------------------------------
                              As                             As                             As
                          previously               As    previously               As    previously                 As
                           reported  Adjustment restated  reported  Adjustment restated  reported   Adjustment  restated
                          ---------- ---------- -------- ---------- ---------- -------- ----------  ---------- ----------
                                                         (in thousands, except per share)
Net operating revenues..   $498,024   $(1,373)  $496,651  $760,997   $(2,594)  $758,403 $1,204,894   $(1,156)  $1,203,738
Operating expenses......    427,520     1,431    428,951   636,217    11,467    647,684  1,063,076     7,125    1,070,201
Income taxes............     22,960      (929)    22,031    40,212    (4,558)    35,654     41,580    (3,131)      38,449
Net income (loss).......     26,707    (1,875)    24,832    55,027    (9,503)    45,524     (4,298)   (5,150)      (9,448)
Earnings (loss) per
 share..................       0.36     (0.03)      0.33      0.71     (0.12)      0.59      (0.05)    (0.07)       (0.12)
Earnings (loss) per
 share--assuming
 dilution...............       0.35     (0.03)      0.32      0.69     (0.12)      0.57      (0.05)    (0.07)       (0.12)

  The restated financial statements (item 8) and a corresponding update of items 6 and 7 of the previously filed Form 10-K/A (Amendment No.1) are included in this filing. We have not amended the other information in the previously filed Form 10-K/A (Amendment No.1) in this filing.

Item 6. Selected Financial Data.

  The following table presents our selected consolidated financial and operating data for the periods indicated. The consolidated financial data as of May 31, 1994 and 1995 and as of December 31, 1995, 1996, 1997 and 1998 and for
the years ended May 31, 1994 and 1995, the seven month period ended December 31, 1995, and the years ended December 31, 1996, 1997 and 1998 have been derived from our audited consolidated financial statements. The consolidated financial data for the seven months ended December 31, 1994 and the year ended December 31, 1995 are unaudited and include all adjustments consisting solely of normal recurring adjustments necessary to present fairly our results of operations for the period indicated. The results of operations for the seven month periods ended December 31, 1994 and 1995 are not necessarily indicative of the results which may occur for the full fiscal year. The consolidated financial and operating data as of and for the years ended December 31, 1996, 1997 and 1998 have been restated as further described in the Introductory Statement to this Form 10-K/A (Amendment No. 2). The following financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements filed as part of this report.

                                                  Seven months
                                 Years ended          ended
                                 May 31,(1)       December 31,             Year ended December 31,
                              ----------------- ----------------- -----------------------------------------
                                1994     1995     1994     1995     1995      1996       1997       1998
                                                    (in thousands, except per share)
                                                                           (restated) (restated) (restated)
Income statement data:(2)(8)
 Net operating revenues.....  $153,513 $214,425 $122,065 $176,463 $299,411  $496,651   $758,403  $1,203,738
 Total operating expenses(3)
  ..........................   133,211  182,251  104,053  143,196  247,925   428,951    647,684   1,070,201
                              -------- -------- -------- -------- --------  --------   --------  ----------
 Operating income ..........    20,302   32,174   18,012   33,267   51,486    67,700    110,719     133,537
 Interest expense, net(3) ..     1,549    7,851    3,838    6,831   11,801     9,559     25,039      77,733
                              -------- -------- -------- -------- --------  --------   --------  ----------
 Income before income taxes,
  minority interests,
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.................    18,753   24,323   14,174   26,436   39,685    58,141     85,680      55,804
 Income taxes ..............     6,208    7,827    4,759    9,931   13,841    22,031     35,654      38,449
                              -------- -------- -------- -------- --------  --------   --------  ----------
 Income before minority
  interests, extraordinary
  item and cumulative effect
  of change in accounting
  principle.................    12,545   16,496    9,415   16,505   25,844    36,110     50,026      17,355
 Minority interests in
  income of
  consolidated subsidiaries..    1,046    1,593      878    1,784    2,544     3,578      4,502       7,163
                              -------- -------- -------- -------- --------  --------   --------  ----------
 Income before extraordinary
  item and cumulative effect
  of change in accounting
  principle ................  $ 11,499 $ 14,903 $  8,537 $ 14,721 $ 23,300  $ 32,532   $ 45,524  $   10,192
                              ======== ======== ======== ======== ========  ========   ========  ==========
 Net income (loss)(4).......  $ 11,499 $ 14,903 $  8,537 $ 12,166 $ 20,745  $ 24,832   $ 45,524  $   (9,448)
                              ======== ======== ======== ======== ========  ========   ========  ==========
 Earning per common
  share(5):
   Net income before
    extraordinary item and
    cumulative effect of
    change in accounting
    principle...............           $   0.33 $   0.20 $   0.26 $   0.43  $   0.43   $   0.59  $     0.12
                                       ======== ======== ======== ========  ========   ========  ==========
   Net income (loss)(4).....           $   0.33 $   0.20 $   0.22 $   0.38  $   0.33   $   0.59  $    (0.12)
                                       ======== ======== ======== ========  ========   ========  ==========
 Earning per common share--
  assuming dilution(5):
   Net income before
    extraordinary item and
    cumulative effect of
    change in accounting
    principle...............           $   0.31 $   0.19 $   0.25 $   0.40  $   0.42   $   0.57  $     0.12
                                       ======== ======== ======== ========  ========   ========  ==========
   Net income (loss)(4).....           $   0.31 $   0.19 $   0.20 $   0.36  $   0.32   $   0.57  $    (0.12)
                                       ======== ======== ======== ========  ========   ========  ==========
                                                  Seven months
                                 Year ended           ended
                                   May 31,        December 31,             Year ended December 31,
                              ----------------- ----------------- -----------------------------------------
                                1994     1995     1994     1995     1995      1996       1997       1998
Ratio of earnings to fixed
 charges(10)................    6.06     2.97     3.17     3.48     3.22      3.82       3.11       1.51

                               May 31,                      December 31,
                          -----------------    ---------------------------------------
                            1994     1995        1995     1996      1997       1998
                                               (in thousands)
Balance sheet
 data:(2)(9)
 Working capital........  $ 33,773 $ 42,918    $ 98,071 $185,904 $  205,798 $  388,064
 Total assets...........   103,628  218,081     338,866  664,799  1,279,261  1,911,619
 Long-term debt ........    17,531  115,522      96,979  233,126    731,192  1,225,781
 Mandatorily redeemable
  common stock(6).......              3,990
 Stockholders' equity...    65,391   61,749(7)  193,162  358,677    422,446    473,864

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Form 10-K/A (Amendment No. 2).

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

Quarterly results of operations

  The following table sets forth selected unaudited quarterly financial data and operating information for 1997 and 1998. The unaudited financial data presented below have been restated to reflect adjustments we have made to our accrual for merger and related costs in connection with our merger with RTC and for other restatements. For more information regarding the adjustments we made and their effects, see Notes 1A, 1 and 16 to our consolidated financial statements.

                                                           Quarters ended (as restated)
                          -----------------------------------------------------------------------------------------
                          March 31,  June 30,  September 30, December 31, March 31,        June 30,   September 30,
                            1997       1997        1997          1997        1998            1998         1998
                          ---------  --------  ------------- ------------ ---------        --------   -------------
                                         (dollars in thousands, except per share and per treatment data)
Net operating revenues..  $156,788   $179,408    $197,525     $  224,682  $  257,833      $  288,350   $  318,585
Facility operating
 expenses...............   108,366    122,129     132,608        151,269     168,440         184,399      200,773
General and
 administrative
 expenses...............     9,779     12,172      13,246         14,737      16,622          18,087       18,292
Operating income
 (loss)(1)..............    22,764     27,599      26,086         34,270     (33,571)         55,409       66,481
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    10,705     12,793       9,362         12,664     (47,959)         16,841       28,058
Income per share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle(3)...........  $   0.14   $   0.16    $   0.12     $     0.16  $    (0.61)     $     0.20   $     0.33
Outpatient facilities...       267        316         337            380         391             423          477
Treatments..............   691,406    803,035     894,067      1,003,163   1,099,627       1,186,597    1,283,734
Net operating revenues
 per treatment..........  $    227   $    223    $    221     $      224  $      234      $      243   $      248
Operating income
 margin.................      14.5%      15.4%       13.2%          15.3%      (13.0)%(2)       19.2%        20.9%
                          December 31,
                              1998
                          ------------
Net operating revenues..   $  338,970
Facility operating
 expenses...............      226,128
General and
 administrative
 expenses...............       22,685
Operating income
 (loss)(1)..............       45,218
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............       13,252
Income per share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle(3)...........   $     0.16
Outpatient facilities...          508
Treatments..............    1,342,386
Net operating revenues
 per treatment..........   $      253
Operating income
 margin.................         13.3%(2)

--------
(1) The reconciliation between the operating income before merger costs and operating income (loss) included in the quarterly results of operations is presented below:

                                                        Quarters ended (as restated)
                         -------------------------------------------------------------------------------------------
                         March 31, June 30, September 30, December 31, March 31, June 30, September 30, December 31,
                           1997      1997       1997          1997       1998      1998       1998          1998
                         --------- -------- ------------- ------------ --------- -------- ------------- ------------
                                                               (in thousands)
Operating income before
 merger costs...........  $22,764  $27,599     $26,086      $34,270     $45,864  $55,409     $66,481      $43,971
Merger costs............                                                (79,435)                            1,247
Operating income
 (loss).................   22,764   27,599      26,086       34,270     (33,571)  55,409      66,481       45,218

(2) The operating income margin calculated prior to the merger and related costs of $79,435,000 for the quarter ended March 31, 1998 is 17.8%. The operating income margin calculated prior to the reduction of merger costs of $1,247,000 for the quarter ended December 31, 1998 is 13.0%.

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

Results of operations

  The following table sets forth for the periods indicated selected information expressed as a percentage of net operating revenues for such periods:

                                                              Years ended
                                                             December 31,
                                                           -------------------
                                                           1996   1997   1998
   Net operating revenues................................  100.0% 100.0% 100.0%
   Facility operating expenses...........................   69.6   67.8   64.8
   General and administrative expenses...................    6.5    6.6    6.3
   Provision for doubtful accounts.......................    3.2    3.8    3.7
   Depreciation and amortization.........................    6.5    7.2    7.6
   Merger expenses.......................................    0.6           6.5
   Operating income......................................   13.6   14.6   11.1
   Interest expense......................................    2.7    3.7    6.0
   Interest rate swap-early termination costs............                  0.8
   Interest income.......................................    0.8    0.4    0.4
   Income taxes..........................................    4.4    4.7    3.2
   Minority interests....................................    0.7    0.6    0.6
   Income before extraordinary item and cumulative effect
    of change in accounting principle....................    6.6    6.0    0.8

Year ended December 31, 1998 compared to year ended December 31, 1997

  Net operating revenues. Net operating revenues increased $445,335,000 to $1,203,738,000 for the year ended December 31, 1998 from $758,403,000 for the year ended December 31, 1997, representing a 58.7% increase. Of this increase, $341,197,000 was due to increased treatments, of which $137,056,000 was from acquisitions consummated during 1998, $188,702,000 was from existing facilities as of December 31, 1997 and $15,439,000 was from de novo developments commencing operations in 1998. The remaining increase of $104,138,000 resulted from an increase in net operating revenues per treatment which increased from $223.61 in 1997 to $245.04 in 1998. The increase in net operating revenues per treatment was attributable to increased ancillary services utilization of $46,019,000, primarily in the administration of EPO of $36,147,000, the overall impact of a rate increase of $32,090,000, $21,912,000 resulting from an increase in the number of services reimbursed by private payors, who pay at higher rates, stemming from HCFA's extension of private payor primary reimbursement obligations for an additional twelve-month period, and expanded laboratory services extended to former RTC facilities of $4,117,000.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $265,368,000 to $779,740,000 in 1998 from $514,372,000 in 1997 and as a percentage of net operating revenues, facility operating expenses decreased by 3.0% to 64.8% in 1998 from 67.8% in 1997. This decrease primarily was attributable to a decrease in labor costs which, as a percentage of revenue, declined by 2.7% from 28.2% in 1997 to 25.5% in 1998. This decrease was due to the continued implementation of our Best Demonstrated Practices Program at our facilities existing prior to the RTC merger and the new implementation of this program at the former RTC facilities. Our Best Demonstrated Practices Program includes measures designed to improve staffing efficiencies and, as a result, decrease labor costs. The remaining decrease in facility operating expenses of 0.3% was due to efficiencies achieved in the cost of medical supplies and other facility expenses as a percentage of operating revenues.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $25,752,000 to $75,686,000 in 1998 from $49,934,000 in 1997, and as a percentage of net operating revenues, general and administrative expenses decreased to 6.3% for 1998 from 6.6% in 1997. The decrease of 0.3% of net operating revenues, or approximately $3,493,000, is a result of the elimination of duplicate corporate staff and efficiencies achieved from the RTC merger of $4,100,000 and revenue growth and economies of scale achieved by the leveraging of corporate staff across a higher revenue base of $2,693,000, offset by bonus payments of $3,300,000 made in connection with our merger with RTC.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $15,959,000 to $44,858,000 in 1998 from $28,899,000 in 1997. As a percentage of net operating revenues, the provision for doubtful accounts decreased to 3.7% in 1998 from 3.8% in 1997. The decrease is primarily attributable to the additional provisions taken in 1997 related to accounts receivable associated with acquired businesses that were not as collectible as originally estimated. This decrease was offset by an additional allowance of $11,500,000, taken in the fourth quarter of 1998, as a result of the most recent analysis of the remaining RTC accounts receivable that were on the books as of December 31, 1997. The provision for doubtful accounts, as a percentage of net operating revenues for 1998, before considering this additional allowance was 2.7%.

  The additional allowance of $11.5 million was the result of a detailed review, completed in the first quarter of 1999, of RTC's account receivable balances. We previously conducted a detailed review of all RTC accounts receivable balances for dates of service prior to 1998. This previous review, completed in the second quarter of 1998, revealed errors in RTC's determination of accounts receivable allowances, and resulted in increases to RTC's provision for doubtful accounts in 1996 and 1997. These increases are reflected in our financial statements for 1996 and 1997. The underlying cause of the errors was RTC accounting procedures that had resulted in the recording of provisions based on budgeted allowances, rather than the best estimate based on all information then available. Our determination of the appropriate allocation of the increases to the provision between 1996 and 1997 was based upon when the errors that resulted in the under-recognition of accounts receivable provisions had occurred.

  During the first review, we made significant judgments and estimates in determining the appropriate increases to the provision for doubtful accounts, primarily relating to the large number of typically small balance receivables involved in our review, the projection of collection trends based on RTC's historic aging reports and other information we had developed, and our collection experience and expectations from similar receivable populations.

  We undertook the second review of RTC's patient accounts receivable after we hired a new vice president of finance in August 1998 to manage the former RTC billing office, with responsibility for improving the reimbursement processes and reviewing the accounts receivable. Furthermore, in connection with our first review, we began producing more detailed aging reports than RTC had utilized. RTC had grouped all receivables over 120 days old into one category. During subsequent months, additional collection trends information was captured in the more detailed agings, providing the basis for the second review of accounts receivable reserves during the fourth quarter of 1998. The additional allowance of $11.5 million represents a change in our estimate of our ability to collect these receivables as a result of the additional collection trends information that we have developed.

  Depreciation and amortization. Depreciation and amortization increased $37,250,000 to $91,729,000 in 1998 from $54,479,000 in 1997, and as a percentage of net operating revenues, depreciation and amortization increased to 7.6% in 1998 from 7.2% in 1997. This increase primarily was attributable to accelerated depreciation associated with certain incompatible and duplicative software as a result of the merger with RTC.

  Merger and related expenses.

  Merger and related costs recorded during 1998 include transaction costs associated with certain integration activities, and costs of employee severance and amounts due under employment agreements and other compensation programs.

  A summary of merger and related costs and accrual activity through December 31, 1998 is as follows:

                          Direct Transaction  Severance and   Costs to Integrate
                                Costs        Employment Costs     Operations        Total
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

  Operating income. Operating income increased $22,818,000 to $133,537,000 in 1998 from $110,719,000 in 1997. As a percentage of net operating revenues, operating income decreased to 11.1% in 1998 from 14.6% in 1997. This decrease was due to the costs associated with the RTC merger. Operating income before the merger costs increased to 17.6%, as a percentage of net operating revenues, in 1998. This increase primarily was due to increased revenues, and a general decrease in operating costs partially offset by the additional provision for doubtful accounts recorded in the fourth quarter.

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

  Provision for income taxes. Provision for income taxes increased $2,795,000 to $38,449,000 in 1998 from $35,654,000 in 1997. The effective income tax rate after minority interests increased to 69.0% in 1998 from 41.6% in 1997. The overall increase in the effective tax rate primarily reflects non-deductible merger and related expenses consisting of certain compensation costs and stock issuance costs of $36,000,000 as well as non-deductible goodwill associated with other acquired businesses. Before the non-deductible merger charges, the effective tax rate after minority interests declined to 30.7% in 1998 from 41.6% in 1997 primarily due to the restructuring of our business in Argentina to increase our consolidated tax deductible income by increasing equity and reducing debt in Argentina.

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

 Year ended December 31, 1997 compared to year ended December 31, 1996

  Net operating revenues. Net operating revenues increased $261,752,000 to $758,403,000 for the year ended December 31, 1997 from $496,651,000 for the year ended December 31, 1996 representing a 52.7% increase. Of this increase, $257,113,000 was due to increased treatments, of which $159,837,000 was from acquisitions consummated during 1997, $89,606,000 was from existing facilities as of December 31, 1996 and $7,670,000 was from de novo developments commencing operations in 1997. The remainder was due to an increase in net operating revenues per treatment which were $223.61 in 1997 compared to $222.03 in 1996. The increase in net operating revenues per treatment was due to increases in ancillary services utilization and in affiliated and unaffiliated facility management fees.

  Facility operating expenses. Facility operating expenses increased $168,835,000 to $514,372,000 in 1997 from $345,537,000 in 1996 and as a percentage of net operating revenues, facility operating expenses decreased to 67.8% in 1997 from 69.6% in 1996. This decrease primarily was attributable to decreases in medical supplies expense, which as a percentage of revenues decreased by 2.1% to 24.9% in 1997 from 27.0% in 1996, and in labor costs, which as a percentage of revenues decreased by 1.3% to 28.2% in 1997 from 29.5% in 1996. These decreases were due to the implementation of our Best Demonstrated Practices Program in December 1996, and were partially offset by an increase in facility expenses from the expansion of our operations in Argentina of 1.9% as a percentage of revenues. The remaining decrease in facility operating expenses of 0.3% was due to the overall increase in net revenue per treatment.

  General and administrative expenses. General and administrative expenses increased $17,488,000 to $49,934,000 in 1997 from $32,446,000 in 1996, and as a percentage of net operating revenues, general and administrative expenses increased to 6.6% for 1997 from 6.5% in 1996. In 1997, we added additional staff to implement our long-term strategy focused on the continued growth of our business and improvement of the quality of care we deliver. These additional resources are intended to support our long-term goals, rather than provide an immediate financial benefit. Accordingly the revenue increase in 1997 was insufficient to offset these increases in general and administrative expenses, resulting in the slight increase in these expenses as a percentage of net operating revenues.

  Provision for doubtful accounts. The provision for doubtful accounts increased $13,162,000 to $28,899,000 in 1997 from $15,737,000 in 1996. As a percentage of net operating revenues, the provision for doubtful accounts increased to 3.8% in 1997 from 3.2% in 1996, largely as a result of additional provisions taken in 1997 related to accounts receivable associated with acquired businesses that were not as collectible as previously estimated as discussed above.

  Depreciation and amortization. Depreciation and amortization increased $22,056,000 to $54,479,000 in 1997 from $32,423,000 in 1996, and as a percentage of net operating revenues, depreciation and amortization increased to 7.2% in 1997 from 6.5% in 1996. This increase was attributable to increased amortization due to acquisition activity and increased depreciation from new center leaseholds and routine capital expenditures.

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

  Operating income. Operating income increased $43,019,000 to $110,719,000 in 1997 from $67,700,000 in 1996, and as a percentage of net operating revenues, operating income increased to 14.6% in 1997 from 13.6% in 1996. This increase in operating income as a percentage of net operating revenues reflected a decrease in facility operating costs offset by increases in general and administrative expenses, the provision for doubtful accounts and depreciation and amortization.

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

  Provision for income taxes. Provision for income taxes increased $13,623,000 to $35,654,000 in 1997 from $22,031,000 in 1996, and the effective income tax rate after minority interests increased to 41.6% in 1997 from 37.9% in 1996. The overall increase in the effective tax rate primarily reflected non-deductible goodwill associated with stock acquired, and to foreign net operating losses, for which no benefit was recognized during 1997, from businesses in Argentina.

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

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments and equipment purchases. Net cash provided by operating activities was $956,000 for the year ended December 31, 1998 and $31.9 million for the year ended December 31, 1997. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest, the provision for doubtful accounts, cumulative change in accounting principle, and extraordinary loss, and adjusted by changes in components of working capital, primarily accounts receivable, and accrued merger and related expenses in 1998.

  Accounts receivable, before allowance for doubtful accounts, increased during 1998 by $200.3 million, of which approximately $140.6 million was due to the increase in our revenues, $23.7 million was due to a build up of accounts receivable with governmental payors which occurs while these payors process a change of ownership for facilities newly acquired by us, a process that typically can take from three to twelve months, approximately $11.0 million was due to a payment suspension imposed on our Florida-based laboratory by its Medicare carrier, and approximately $9.2 million was due to the change in patient mix toward commercial insurance from Medicare because of the changes in Medicare secondary payor extension, resulting in a longer period for receiving reimbursement because commercial insurance carriers generally process claims less quickly than Medicare. The remaining $15.8 million was due to unresolved collections on accounts primarily attributable to third party private payors. Additionally, the allowance for doubtful accounts increased by $31.2 million, including $11.5 million related to RTC receivables deemed uncollectible at year end. We have recorded no allowances as a result of the payment suspension imposed on our Florida-based laboratory because we believe that we will ultimately collect these amounts. Until it is resolved, the payment suspension will negatively impact our cash flows from operations and may require us to borrow additional amounts to fund our working capital needs, depending on our other cash flows.

  Net cash used in investing activities was $469.4 million in 1998 and $530.8 million in 1997. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $503.2 million for 1998 and $484.3 million in 1997 primarily consisting of borrowings from our credit facilities and the proceeds from our 7% convertible subordinated notes offering. As of December 31, 1998, we had working capital of $388.1 million, including cash of $41.5 million.

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

 Credit facilities

  In April 1998, we replaced our $1.05 billion bank credit facilities with an aggregate of $1.35 billion in two senior bank facilities. The credit facilities consist of a seven-year $950.0 million revolving senior credit facility maturing on March 31, 2005 and a ten-year $400.0 million senior term facility maturing on March 31, 2008. As of December 31, 1998 the outstanding principal amount under the revolving facility was $353.6 million and under the term facility was $396.0 million. The term facility requires annual principal payments of $4.0 million, with the $360.0 million balance due on maturity. Therefore, we had $596.4 million available for borrowing under the revolving facility.

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

 10.27 Form of First Amendment to Borrower/Subsidiary Pledge Agreement, dated
        April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(8)
 10.28 Form of Acknowledgement and Confirmation, dated April 30, 1998, by TRCH,
        RTC, TRC West, Inc., Total Renal Care, Inc., Total Renal Care
        Acquisition Corp., Renal Treatment Centers--Mid-Atlantic, Inc., Renal
        Treatment Centers--Northeast, Inc., Renal Treatment Centers--
        California, Inc., Renal Treatment Centers--West, Inc., and Renal
        Treatment Centers--Southeast, Inc. for the benefit of The Bank of New
        York, as Collateral Agent and the lenders party to the Term Loan
        Agreement or the Revolving Credit Agreement.(8)
 10.29 Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of TRCH, and RTC.(10)
 10.30 First Amendment to the Subsidiary Guaranty dated February 17, 1998.(2)
 10.31 Special Purpose Option Plan.(11)
 10.32 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)
 10.33 First Amendment, dated as of August 5, 1998, to the Term Loan
        Agreement.(14)
 12.1  Statement re Computation of Ratios of Earnings to Fixed Charges.X
 21.1  List of our subsidiaries.(13)
 23.1  Consent of PricewaterhouseCoopers LLP.X
 24.1  Powers of Attorney with respect to TRCH (included on page II-1).X
 27.1  Financial Data Schedule--year ended December 31, 1998, the year ended
        December 31, 1997 and the year ended December 31, 1996.X
 27.2 Financial Data Schedule--three months ended March 31, 1997, the three months ended June 30, 1997, the three months ended September 30, 1997, the six months ended June 30, 1997 and the nine months ended September
        30, 1997.X

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

(14)  Filed on October 8, 1999 as an exhibit to our Form 10-K/A (Amendment No.
      1) for the year ended December 31, 1998.

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

  As discussed in Note 1A, the accompanying consolidated financial statements as of and for the three years ended December 31, 1998 have been restated.

  During the first quarter of 2000 the Company determined it would not be in compliance with financial covenants in its primary credit facilities when measured as of December 31, 1999 and the potential effects are discussed in
Note 1A to the consolidated financial statements.

PricewaterhouseCoopers LLP
Seattle, Washington

March 29, 1999, except for Note 1A which is as of January 18, 2000

                        TOTAL RENAL CARE HOLDINGS, INC.

                 CONSOLIDATED BALANCE SHEETS--AS RESTATED

                                                  December 31,    December 31,
                                                      1997            1998
                    Assets
Cash and cash equivalents......................  $    6,700,000  $   41,487,000
Patient accounts receivable, less allowance for
 doubtful accounts of $30,695,000 and
 $61,848,000, respectively.....................     248,408,000     416,472,000
Receivable from Tenet..........................         534,000         350,000
Inventories....................................      15,766,000      23,470,000
Deferred income taxes..........................      15,340,000      39,014,000
Prepaid expenses and other current assets......      21,500,000      45,721,000
                                                 --------------  --------------
    Total current assets.......................     308,248,000     566,514,000
Property and equipment, net....................     172,838,000     233,337,000
Notes receivable...............................      14,104,000      29,257,000
Deferred taxes, noncurrent.....................         385,000
Other long-term assets.........................      14,417,000       9,011,000
Intangible assets, net.........................     769,269,000   1,073,500,000
                                                 --------------  --------------
                                                 $1,279,261,000  $1,911,619,000
                                                 ==============  ==============
     Liabilities and Stockholders' Equity
Accounts payable...............................  $   33,283,000  $   45,710,000
Employee compensation and benefits.............      25,430,000      34,778,000
Other accrued liabilities......................      15,927,000      69,432,000
Current portion of long-term obligations.......      27,810,000      21,847,000
Income taxes payable...........................                       6,683,000
                                                 --------------  --------------
    Total current liabilities..................     102,450,000     178,450,000
                                                 --------------  --------------
Long-term debt.................................     731,192,000   1,225,781,000
                                                 --------------  --------------
Deferred income taxes..........................       2,500,000       8,212,000
                                                 --------------  --------------
Other long-term liabilities....................       1,594,000       1,890,000
                                                 --------------  --------------
Minority interests.............................      19,079,000      23,422,000
                                                 --------------  --------------
Commitments and contingencies (Notes 8, 9 and
 13)
Stockholders' equity
  Preferred stock ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock ($0.001 par value, 195,000,000
   shares authorized; 77,991,595 and 81,029,560
   shares issued and outstanding)..............          78,000          81,000
  Additional paid-in capital...................     363,486,000     421,675,000
  Notes receivable from stockholders...........      (3,030,000)       (356,000)
  Retained earnings............................      61,912,000      52,464,000
                                                 --------------  --------------
    Total stockholders' equity.................     422,446,000     473,864,000
                                                 --------------  --------------
                                                 $1,279,261,000  $1,911,619,000
                                                 ==============  ==============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF INCOME--AS RESTATED

                                             Year ended December 31,
                                     ------------------------------------------
                                         1996          1997           1998
Net operating revenues.............  $496,651,000  $758,403,000  $1,203,738,000
Operating expenses
 Facilities........................   345,537,000   514,372,000     779,740,000
 General and administrative........    32,446,000    49,934,000      75,686,000
 Provision for doubtful accounts...    15,737,000    28,899,000      44,858,000
 Depreciation and amortization.....    32,423,000    54,479,000      91,729,000
 Merger and related costs..........     2,808,000                    78,188,000
                                     ------------  ------------  --------------
   Total operating expenses........   428,951,000   647,684,000   1,070,201,000
                                     ------------  ------------  --------------
Operating income...................    67,700,000   110,719,000     133,537,000
Interest expense, net of
 capitalized interest..............   (13,417,000)  (28,214,000)    (72,804,000)
Interest rate swap-early
 termination costs.................                                  (9,823,000)
Interest income....................     3,858,000     3,175,000       4,894,000
                                     ------------  ------------  --------------
 Income before income taxes,
  minority interests,
  extraordinary item and
  cumulative effect of change in
  accounting principle.............    58,141,000    85,680,000      55,804,000
Income taxes.......................    22,031,000    35,654,000      38,449,000
                                     ------------  ------------  --------------
 Income before minority interests,
  extraordinary item and
  cumulative effect of change in
  accounting principle.............    36,110,000    50,026,000      17,355,000
Minority interests in income of
 consolidated subsidiaries.........     3,578,000     4,502,000       7,163,000
                                     ------------  ------------  --------------
 Income before extraordinary item
  and cumulative effect of change
  in accounting principle..........    32,532,000    45,524,000      10,192,000
Extraordinary loss related to early
 extinguishment of debt, net of tax
 of $4,923,000 and $7,668,000,
 respectively......................     7,700,000                    12,744,000
Cumulative effect of change in
 accounting principle, net of tax
 of $4,300,000.....................                                   6,896,000
                                     ------------  ------------  --------------
 Net income (loss).................  $ 24,832,000  $ 45,524,000  $   (9,448,000)
                                     ============  ============  ==============
Earnings (loss) per common share:
 Income before extraordinary item
  and cumulative effect of change
  in accounting principle..........  $       0.43  $       0.59  $         0.12
 Extraordinary loss, net of tax....         (0.10)                        (0.16)
 Cumulative effect of change in
  accounting principle, net of
  tax..............................                                       (0.08)
                                     ------------  ------------  --------------
 Net income (loss).................  $       0.33  $       0.59  $        (0.12)
                                     ============  ============  ==============
Weighted average number of common
 shares outstanding................    74,042,000    77,524,000      80,143,000
                                     ============  ============  ==============
Earnings (loss) per common share--
 assuming dilution:
 Income before extraordinary item
  and cumulative effect of change
  in accounting principle..........  $       0.42  $       0.57  $         0.12
 Extraordinary loss, net of tax....         (0.10)                        (0.16)
 Cumulative effect of change in
  accounting principle, net of
  tax..............................                                       (0.08)
                                     ------------  ------------  --------------
 Net income (loss).................  $       0.32  $       0.57  $        (0.12)
                                     ============  ============  ==============
Weighted average number of common
 shares and equivalents
 outstanding--assuming dilution....    77,225,000    79,975,000      81,701,000
                                     ============  ============  ==============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--AS RESTATED

                                                             Notes
                             Common Stock     Additional   Receivable     Retained
                          ------------------   Paid-In        from        Earnings
                            Shares   Amount    Capital    Stockholders   (Deficit)       Total

Balance at December 31,
 1995...................  66,780,615 $67,000 $206,750,000 $(2,773,000)  $(10,882,000) $193,162,000
Net proceeds from stock
 offerings..............   6,666,667   7,000  128,311,000                              128,318,000
Shares issued in
 acquisitions...........     161,095            2,810,000                                2,810,000
Shares issued in
 connection with
 mergers................   2,422,534   2,000      105,000                  3,097,000     3,204,000
Shares issued to
 employees and others...       1,883               15,000                                   15,000
Shares issued to repay
 debt...................     190,109            1,474,000                                1,474,000
Options exercised.......     463,461   1,000    3,183,000                                3,184,000
Interest accrued on
 notes receivable, net
 of payments............                                      (54,000)                     (54,000)
Income tax benefit
 related to stock
 options exercised......                          938,000                                  938,000
Dividend distribution...                                                    (659,000)     (659,000)
Stock option expense....                        1,453,000                                1,453,000
Net income..............                                                  24,832,000    24,832,000
                          ---------- ------- ------------ -----------   ------------  ------------
Balance at December 31,
 1996...................  76,686,364  77,000  345,039,000  (2,827,000)    16,388,000   358,677,000
Shares issued in
 acquisitions...........      17,613              273,000                                  273,000
Shares issued to
 employees and others...     174,775            1,773,000                                1,773,000
Options exercised.......     447,456            2,019,000                                2,019,000
Shares issued to repay
 debt...................     664,580   1,000    5,147,000                                5,148,000
Interest accrued on
 notes receivable, net
 of payments............                                     (203,000)                    (203,000)
Income tax benefit
 related to stock
 options exercised......                        5,453,000                                5,453,000
Grant of stock options..                          235,000                                  235,000
Issuance of treasury
 stock to repay debt....         807                6,000                                    6,000
Stock option expense....                        3,541,000                                3,541,000
Net income..............                                                  45,524,000    45,524,000
                          ---------- ------- ------------ -----------   ------------  ------------
Balance at December 31,
 1997...................  77,991,595  78,000  363,486,000  (3,030,000)    61,912,000   422,446,000
Shares issued in
 acquisitions...........      98,549            2,796,000                                2,796,000
Shares issued to
 employees and others...      49,060            1,085,000                                1,085,000
Options exercised.......   2,890,356   3,000   36,396,000                               36,399,000
Repayment of notes
 receivable, net of
 interest accrued.......                                    2,674,000                    2,674,000
Income tax benefit
 related to stock
 options exercised......                       14,199,000                               14,199,000
Grant of stock options..                          128,000                                  128,000
Stock option expense....                        3,585,000                                3,585,000
Net loss................                                                  (9,448,000)   (9,448,000)
                          ---------- ------- ------------ -----------   ------------  ------------
Balance at December 31,
 1998...................  81,029,560 $81,000 $421,675,000 $  (356,000)  $ 52,464,000  $473,864,000
                          ========== ======= ============ ===========   ============  ============

          See accompanying notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS--AS RESTATED

                                            Year ended December 31,
                                  ---------------------------------------------
                                      1996           1997            1998
Cash flows from operating
 activities
 Net income (loss)..............  $  24,832,000  $  45,524,000  $    (9,448,000)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
  Depreciation and
   amortization.................     32,423,000     54,479,000       91,729,000
  Extraordinary loss............     12,623,000                      20,412,000
  Cumulative change in
   accounting principle.........                                     11,196,000
  Non-cash interest.............      4,396,000
  Deferred income taxes.........     (2,187,000)    (9,689,000)     (17,577,000)
  Compensation expense from
   stock option exercise........                                     16,000,000
  Income tax benefit related to
   stock options exercised......        938,000      5,453,000       14,199,000
  Provision for doubtful
   accounts.....................     15,737,000     28,899,000       44,858,000
  Loss (gain) on disposition of
   property and equipment.......        (20,000)        76,000          192,000
  Equity in losses (earnings)
   from affiliate...............         16,000        (40,000)        (157,000)
  Minority interests in income
   of consolidated
   subsidiaries.................      3,578,000      4,502,000        7,163,000
  Stock option expense..........      1,453,000      3,541,000        3,713,000
  Changes in operating assets
   and liabilities, net of
   effect of acquisitions:
  Accounts receivable...........    (52,909,000)  (109,811,000)    (200,251,000)
  Inventories...................     (3,030,000)    (1,843,000)      (7,152,000)
  Prepaid expenses and other
   current assets...............     (8,784,000)      (143,000)     (30,104,000)
  Other long-term assets........                    (9,166,000)       7,652,000
  Accounts payable..............      2,147,000       (992,000)        (261,000)
  Employee compensation and
   benefits.....................      6,043,000      8,539,000        8,933,000
  Other accrued liabilities.....       (207,000)     2,791,000       36,580,000
  Income taxes payable..........     (6,315,000)     2,329,000       11,004,000
  Other long-term liabilities...       (222,000)     7,423,000       (7,725,000)
                                  -------------  -------------  ---------------
   Net cash provided by
    operating activities........     30,512,000     31,872,000          956,000
                                  -------------  -------------  ---------------
Cash flows from investing
 activities
 Purchases of property
  and equipment.................    (41,740,000)   (62,033,000)     (83,012,000)
 Additions to intangible
  assets........................     (9,423,000)   (39,807,000)     (32,186,000)
 Cash paid for acquisitions, net
  of cash acquired..............   (179,002,000)  (455,090,000)    (338,164,000)
 Purchase of investments........    (55,311,000)
 Sale of investments............     14,109,000     41,202,000
 Investment in affiliate, net...        (46,000)    (2,935,000)      (1,187,000)
 Issuance of long-term notes
  receivable....................       (540,000)   (12,502,000)     (14,836,000)
 Proceeds from disposition of
  property and equipment........        236,000        365,000
                                  -------------  -------------  ---------------
   Net cash used in investing
    activities..................   (271,717,000)  (530,800,000)    (469,385,000)
                                  -------------  -------------  ---------------
Cash flows from financing
 activities
 Proceeds from long-term
  borrowings....................        107,000      4,511,000        3,395,000
 Principal payments on long-term
  obligations...................     (8,649,000)   (26,269,000)     (35,675,000)
 Proceeds from convertible
  notes.........................    121,250,000                     345,000,000
 Dividend distribution..........       (659,000)
 Cash paid to retire bonds......    (68,499,000)
 Proceeds from bank credit
  facility......................    239,835,000    505,000,000    1,567,225,000
 Payment of bank credit
  facility......................   (188,510,000)                 (1,407,650,000)
 Net proceeds from issuance of
  common stock..................    131,517,000      3,792,000       21,483,000
 Bank overdrafts................                                     10,392,000
 Cash received on notes
  receivable from stockholders..        170,000         35,000        2,674,000
 Distributions to minority
  interests.....................     (2,442,000)    (2,768,000)      (3,628,000)
                                  -------------  -------------  ---------------
   Net cash provided by
    financing activities........    224,120,000    484,301,000      503,216,000
                                  -------------  -------------  ---------------
Net (decrease) increase in
 cash...........................    (17,085,000)   (14,627,000)      34,787,000
Cash and cash equivalents at
 beginning of year..............     38,412,000     21,327,000        6,700,000
                                  -------------  -------------  ---------------
Cash and cash equivalents at end
 of year........................  $  21,327,000  $   6,700,000  $    41,487,000
                                  =============  =============  ===============

Supplemental cash flow information (Note 15)

          See accompanying notes to consolidated financial statements

                        TOTAL RENAL CARE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1A. Restatement of previously reported financial statements and subsequent event.

Restatement

  Our financial statements have been restated for the three years ended December 31, 1996, 1997 and 1998 as summarized below. The restated financial statements supersede our financial statements included in Form 10-K/A (Amendment No. 1) previously reported.

                     Decreases to income before taxes

                                                    Year ended December 31,
                                               ---------------------------------
                                                  1996       1997        1998
                                               ---------- ----------- ----------
To reflect goodwill adjustments associated
 with acquisition transactions...............  $1,351,000 $10,520,000 $  896,000
To recognize a calculated fair value of stock
 options granted to medical directors and
 contract labor..............................   1,453,000   3,541,000  3,585,000
To reflect accounts payable accruals in the
 quarters the liabilities were subsequently
 determined to have been incurred............                          3,800,000
                                               ---------- ----------- ----------
  Decrease to income before taxes............  $2,804,000 $14,061,000 $8,281,000
                                               ========== =========== ==========

  A reconciliation of the amounts previously reported for the three years ended December 31, 1996, 1997 and 1998 to the amounts presented in the restated consolidated financial statements is as follows:

                                   1996                                1997                               1998
                     ---------------------------------  ---------------------------------- -----------------------------------
                     As previously               As     As previously               As     As previously                As
                       reported    Adjustment restated    reported    Adjustment  restated   reported    Adjustment  restated
                     ------------- ---------- --------  ------------- ---------- --------- ------------- ---------- ----------
                                                         (in thousands, except per share)
Net operating
 revenues..........    $498,024     $(1,373)  $496,651    $760,997     $(2,594)  $758,403   $1,204,894    $(1,156)  $1,203,738
Operating expenses
 Facilities........     344,180       1,357    345,537     510,990       3,382    514,372      772,666      7,074      779,740
 General and
  administrative...      32,350          96     32,446      50,099        (165)    49,934       75,829       (143)      75,686
 Provision for
  doubtful
  accounts.........      15,737                 15,737      20,525       8,374     28,899       44,365        493       44,858
 Depreciation and
  amortization.....      32,445         (22)    32,423      54,603        (124)    54,479       92,028       (299)      91,729
 Merger and
  related costs....       2,808                  2,808                                          78,188                  78,188
   Total operating
    expenses.......     427,520       1,431    428,951     636,217      11,467    647,684    1,063,076      7,125    1,070,201
Operating income...      70,504      (2,804)    67,700     124,780     (14,061)   110,719      141,818     (8,281)     133,537
Income before
 extraordinary item
 and cumulative
 effect of change
 in accounting
 principle.........      34,407      (1,875)    32,532      55,027      (9,503)    45,524       15,342     (5,150)      10,192
Net income (loss)..
 .                       26,707      (1,875)    24,832      55,027      (9,503)    45,524       (4,298)    (5,150)      (9,448)
Income (loss) per
 common share:
 Income before
  extraordinary
  item and
  cumulative effect
  of change in
  accounting
  principle........        0.46       (0.03)      0.43        0.71       (0.12)      0.59         0.19      (0.07)        0.12
 Extraordinary
  loss........... .       (0.10)                 (0.10)                                          (0.16)                  (0.16)
 Cumulative effect
  of change in
  accounting
  principle........                                                                              (0.08)                  (0.08)
 Net income (loss)
  per share........        0.36       (0.03)      0.33        0.71       (0.12)      0.59        (0.05)     (0.07)       (0.12)
Income (loss) per
 common share--
 assuming dilution:
 Income before
  extraordinary
  item and
  cumulative effect
  of change in
  accounting
  principle........        0.45       (0.03)      0.42        0.69       (0.12)      0.57         0.19      (0.07)        0.12
 Extraordinary
  loss........... .       (0.10)                 (0.10)                                          (0.16)                  (0.16)
 Cumulative effect
  of change in
  accounting
  principle........                                                                              (0.08)                  (0.08)
 Net income (loss)
  per share........        0.35       (0.03)      0.32        0.69       (0.12)      0.57        (0.05)     (0.07)       (0.12)

                      TOTAL RENAL CARE HOLDINGS, INC.

                                         1997                                 1998
                         ------------------------------------ ------------------------------------
                         As previously                        As previously
                           reported    Adjustment As restated   reported    Adjustment As restated
                         ------------- ---------- ----------- ------------- ---------- -----------
                                                      (in thousands)
Current assets..........  $  302,204    $ 6,044   $  308,248   $  559,542    $  6,972  $  566,514
Long term assets........     976,031     (5,018)     971,013    1,356,039     (10,934)  1,345,105
Total assets............   1,278,235      1,026    1,279,261    1,915,581      (3,962)  1,911,619
Current liabilities.....     102,450                 102,450      174,464       3,986     178,450
Long term liabilities,
 other..................     746,955      7,410      754,365    1,259,305               1,259,305
Stockholders' equity....     428,830     (6,384)     422,446      481,812      (7,948)    473,864
Liabilities and
 stockholders' equity...   1,278,235      1,026    1,279,261    1,915,581      (3,962)  1,911,619

Subsequent event

  Our credit facilities contain numerous financial and operating covenants. Throughout 1999 we either complied with these covenants or obtained waivers and continued to utilize these credit facilities. Based on our expectations developed as of the date of this filing regarding our fourth quarter 1999 financial results, we anticipate not being in compliance with the covenants in our credit facilities when measured as of December 31, 1999. Our anticipated inability to maintain compliance results from an expected loss for the fourth quarter of 1999, primarily due to asset impairments and valuation losses. These fourth quarter asset impairments and valuation losses include: an impairment loss for non-continental United States operations held for sale as of December 31, 1999, provision for uncollectible accounts receivable based on current collection experience, and other asset impairments and valuation losses associated with facility closures and other facility related assessments.

  If our lenders do not waive this failure to comply, a majority of the lenders could declare an event of default, which would allow the lenders to accelerate payment of all amounts due under our credit facilities. Additionally, this noncompliance will result in higher interest costs, and the lenders may require additional concessions from us before giving us a waiver. In the event of default under the credit facilities, the holders of our convertible subordinated notes could also declare us to be in default. We are highly leveraged, and we would be unable to pay the accelerated amounts that would become immediately payable if a default is declared.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  The results of operations for Total Renal Care Holdings, Inc., or TRCH, and the combined amounts presented in the consolidated financial statements as restated are as follow:

                                                      Years ended December 31,
                                                      -------------------------
                                                          1996         1997
     Net operating revenues
       TRCH.......................................... $271,574,000 $435,611,000
       RTC...........................................  225,077,000  322,792,000
                                                      ------------ ------------
                                                      $496,651,000 $758,403,000
                                                      ============ ============
     Net income before extraordinary item
       TRCH.......................................... $ 21,850,000 $ 28,517,000
       RTC...........................................   10,682,000   17,007,000
                                                      ------------ ------------
                                                      $ 32,532,000 $ 45,524,000
                                                      ============ ============
     Net income after extraordinary item
       TRCH.......................................... $ 14,150,000 $ 28,517,000
       RTC...........................................   10,682,000   17,007,000
                                                      ------------ ------------
                                                      $ 24,832,000 $ 45,524,000
                                                      ============ ============

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have previously revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual as set forth in the following table. The selected quarterly financial data in Note 16 has also been restated to include the following revisions:

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

  A summary of the primary revisions related to our merger and related costs is as follows:

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
                                                                    ----------
       Total reduction in operating costs.......................... $3,747,000
                                                                    ==========

 Basis of presentation

  Our consolidated financial statements include our accounts and those of our wholly owned and majority-owned subsidiaries and partnerships. Minority-owned investments are recorded under the equity method of accounting because TRCH owns at least a 20% interest in, and has significant influence over, the investments. For all periods presented the results of operations of our foreign-based entities are included through November 30 to allow time for the accumulation of their financial information for inclusion with the results of operations of our domestic operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  During 1996, 1997 and 1998, we received approximately 64%, 61% and 56% respectively, of our dialysis revenues from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid amounted to $127,788,000 and $204,770,000 as of December 31, 1997 and 1998, respectively. Medicare historically pays approximately 80% of government established rates for services provided by us. The remaining 20% typically is paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  We provide management services to dialysis facilities that we do not own. Our fees typically are determined as a percentage of the facilities' patient revenues. The net fee due us is included in our net operating revenues as earned. Any costs incurred in performing these management services are recognized in facility operating and general and administrative expenses.

 Cash and cash equivalents

  Cash equivalents are highly liquid investments with original maturities of three months or less.

  As part of our cash management strategy, we utilize a zero-balance disbursement account that resulted in a cash overdraft of $10,392,000 as of December 31, 1998. This overdraft has been reclassified and included in accounts payable in these financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

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

 Stock-based compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, requires us to elect to account for stock-based compensation for employees on a fair value based model or an intrinsic value based model. We currently use the intrinsic value based model which is the accounting principle prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25. Under this model, compensation cost is the excess of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. The fair value based model prescribed by SFAS 123 requires us to value stock-based compensation using an accepted valuation model. Compensation cost is measured at the grant date based on the value of the award and would be recognized over the service period which is usually the vesting period. SFAS 123 requires us to either reflect the results of the valuation in the consolidated financial statements or alternatively continue to apply the provisions of APB 25 and make appropriate disclosure of the impact of such valuation in the accompanying notes to consolidated financial statements.

  We have elected to continue to apply the provisions of APB 25 to our employee stock-based compensation plans and have included the required disclosure of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method (see Note 10).

  The expense recognized for stock options issued to medical directors, contract labor and external consultants was based on a fair value measurement at each period-end using the Black-Scholes model and attributed to the underlying vesting periods using the FIN 28 expense attribution method, except that for options granted prior to the second quarter of 1997 (effective date of EITF 96-18) such expense was a fixed amortization of the grant date fair value. Each period's expense amount represented the change in the cumulative expense amortization remeasured throughout the vesting periods based on the then current calculated option value.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  Depreciation and amortization expense on property and equipment was $13,903,000, $22,160,000 and $40,032,000 for 1996, 1997, and 1998,
respectively.

3. Intangible assets

  A summary of intangible assets is as follows:

                                                          December 31,
                                                   ----------------------------
                                                       1997           1998
   Goodwill....................................... $619,597,000  $  939,989,000
   Patient lists..................................  122,463,000     132,048,000
   Noncompetition agreements......................   61,797,000      96,670,000
   Deferred debt issuance costs...................   23,415,000      19,329,000
   Other..........................................   18,891,000
                                                   ------------  --------------
                                                    846,163,000   1,188,036,000
   Less accumulated amortization..................  (76,894,000)   (114,536,000)
                                                   ------------  --------------
                                                   $769,269,000  $1,073,500,000
                                                   ============  ==============

  Amortization expense applicable to intangible assets was $18,520,000, $32,319,000 and $51,697,000 for 1996, 1997 and 1998 respectively.

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

4. Prepaid expenses and other current assets

  Prepaid expenses and other current assets comprise the following:

                                                           December 31,
                                                      -----------------------
                                                         1997        1998
   Supplier rebates and other current non-trade
    receivables...................................... $10,886,000 $37,917,000
   Prepaid income taxes..............................   5,501,000
   Prepaid expenses..................................   4,910,000   7,165,000
   Deposits..........................................     203,000     639,000
                                                      ----------- -----------
                                                      $21,500,000 $45,721,000
                                                      =========== ===========

                        TOTAL RENAL CARE HOLDINGS, INC.

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
                                                         ----------- -----------
                                                         $14,104,000 $29,257,000
                                                         =========== ===========

6. Other accrued liabilities

  Other accrued liabilities comprise the following:

                                                             December 31,
                                                        -----------------------
                                                           1997        1998
   Customer refunds.................................... $ 5,278,000 $22,483,000
   Purchase price payable (see Note 8).................              15,223,000
   Accrued interest....................................   5,395,000  10,986,000
   Merger accrual......................................               4,765,000
   Other...............................................   5,254,000  15,975,000
                                                        ----------- -----------
                                                        $15,927,000 $69,432,000
                                                        =========== ===========

7. Income taxes

  Our provision for income taxes consists of the following:

                                               Years ended December 31,
                                         --------------------------------------
                                            1996         1997          1998
   Current
     Federal............................ $20,655,000  $35,128,000  $ 46,061,000
     State..............................   3,562,000    6,430,000     8,913,000
     Foreign............................                1,070,000     1,052,000
   Deferred
     Federal............................  (1,985,000)  (6,054,000)  (15,557,000)
     State..............................    (201,000)    (920,000)   (2,020,000)
                                         -----------  -----------  ------------
                                         $22,031,000  $35,654,000  $ 38,449,000
                                         ===========  ===========  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                    ------------------------
                                                       1997         1998
   Receivables, primarily allowance for doubtful
    accounts....................................... $12,644,000  $27,143,000
   Merger costs....................................                6,159,000
   Accrued benefits payable........................   2,114,000    2,821,000
   Deferred compensation...........................      67,000          --
   Stock compensation..............................   1,600,000    2,800,000
   Foreign receivable..............................     798,000      798,000
   Foreign NOL carryforward........................     944,000      944,000
   Foreign tax credit carryforward.................     200,000      200,000
   Other...........................................     417,000      324,000
                                                    -----------  -----------
   Gross deferred tax assets.......................  18,784,000   41,189,000
   Fixed assets....................................  (2,821,000)  (4,115,000)
   Intangible assets...............................    (778,000)  (4,330,000)
   Other...........................................     (17,000)
                                                    -----------  -----------
     Gross deferred tax liabilities................  (3,616,000)  (8,445,000)
     Valuation allowance...........................  (1,942,000)  (1,942,000)
                                                    -----------  -----------
     Net deferred tax assets....................... $13,226,000  $30,802,000
                                                    ===========  ===========

  The valuation allowance relates to deferred tax assets established under SFAS No. 109 for foreign net operating loss carryforwards of $2.86 million, foreign receivables of $798,000 and foreign tax credit carryforwards of $200,000. The unutilized loss and credit carryforwards which expire in 2002, will be carried forward to future years for possible utilization. No benefit of these deferred items has been recognized on the financial statements.

  The reconciliation between our effective tax rate and the U.S. federal income tax rate on income is as follows:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   1996      1997      1998
   Federal income tax rate......................     35.0%     35.0%     35.0%
   State taxes, net of federal benefit..........      4.1       4.1       3.1
   Foreign income taxes.........................                0.5
   Nondeductible amortization of intangible
    assets......................................      1.2       0.9       2.0
   Valuation allowance..........................                2.3
   Other........................................                0.8
                                                 --------  --------  --------
   Effective tax rate...........................     40.3      43.6      40.1
   Minority interests in partnerships...........     (2.4)     (2.0)     (9.4)
   Merger charges...............................                         38.3
                                                 --------  --------  --------
   Effective tax rate before minority interests
    and merger charges..........................     37.9%     41.6%     69.0%
                                                 ========  ========  ========

                        TOTAL RENAL CARE HOLDINGS, INC.

8. Long-term debt

  Long-term debt comprises:

                                                        December 31,
                                                 ----------------------------
                                                     1997           1998
   Credit facilities............................ $590,000,000  $  749,575,000
   Convertible subordinated notes, 7%, due
    2009........................................                  345,000,000
   Convertible subordinated notes, 5 5/8%, due
    2006........................................  125,000,000     125,000,000
   Acquisition obligations and other notes
    payable.....................................   38,822,000      24,160,000
   Capital lease obligations (see Note 9).......    5,180,000       3,893,000
                                                 ------------  --------------
                                                  759,002,000   1,247,628,000
   Less current portion.........................  (27,810,000)    (21,847,000)
                                                 ------------  --------------
                                                 $731,192,000  $1,225,781,000
                                                 ============  ==============

  Maturities of long-term debt are as follows:

       1999........................................................ $ 21,847,000
       2000........................................................   10,893,000
       2001........................................................   94,579,000
       2002........................................................  153,567,000
       2003........................................................  241,559,000
       Thereafter..................................................  725,183,000

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  The following is summarized financial information of RTC:

                                                           December 31,
                                                     -------------------------
                                                         1997         1998
   Cash and cash equivalents........................ $    743,000 $  5,396,000
   Accounts receivable, net.........................   95,927,000  130,129,000
   Other current assets.............................   19,484,000   19,106,000
                                                     ------------ ------------
     Total current assets...........................  116,154,000  154,631,000
   Property and equipment, net......................   72,777,000   75,641,000
   Intangible assets, net...........................  384,529,000  406,603,000
   Other assets.....................................   10,296,000    9,249,000
                                                     ------------ ------------
     Total assets................................... $583,756,000 $646,124,000
                                                     ============ ============
   Current liabilities (includes $306,628,000
    intercompany payable to TRC at December 31,
    1998)........................................... $ 61,978,000 $354,489,000
   Long-term debt...................................  367,219,000  125,199,000
   Other long-term liabilities......................      444,000
   Stockholders' equity.............................  154,115,000  166,436,000
                                                     ------------ ------------
     Total liabilities and stockholders' equity..... $583,756,000 $646,124,000
                                                     ============ ============

                        TOTAL RENAL CARE HOLDINGS, INC.

                                                Year ended December 31,
                                         --------------------------------------
                                             1996         1997         1998
   Net operating revenues..............  $225,077,000 $322,792,000 $472,355,000
   Total operating expenses............   203,402,000  279,607,000  446,367,000
                                         ------------ ------------ ------------
   Operating income....................    21,675,000   43,185,000   25,988,000
   Interest expense, net...............     4,384,000   11,802,000    8,993,000
                                         ------------ ------------ ------------
   Income before income taxes..........    17,291,000   31,383,000   16,995,000
   Income taxes........................     6,609,000   14,376,000   19,959,000
                                         ------------ ------------ ------------
   Income before extraordinary item and
    cumulative effect of change in
    accounting principle...............    10,682,000   17,007,000   (2,964,000)
   Extraordinary loss related to early
    extinguishment of debt, net of
    tax................................                               2,812,000
   Cumulative effect of change in
    accounting principle, net of tax...                               3,993,000
                                         ------------ ------------ ------------
     Net income (loss).................  $ 10,682,000 $ 17,007,000 $ (9,769,000)
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

  Future minimum lease payments under noncancelable operating leases are as follows:

       1999....................................................... $ 41,794,000
       2000.......................................................   32,317,000
       2001.......................................................   28,388,000
       2002.......................................................   25,784,000
       2003.......................................................   23,545,000
       Thereafter.................................................   84,908,000
                                                                   ------------
       Total minimum lease payments............................... $236,736,000
                                                                   ============

  Rental expense under all operating leases for 1996, 1997 and 1998 amounted to $15,901,000, $24,589,000 and $38,975,000 respectively.

  We also lease certain equipment under capital lease agreements. Future minimum lease payments under capital leases are as follows:

       1999.......................................................................  $ 2,675,000
       2000.......................................................................    1,303,000
       2001.......................................................................      712,000
       2002.......................................................................      267,000
       2003.......................................................................       91,000
       Thereafter.................................................................          --
       Less portion representing..................................................   (1,155,000)
                                                                                    -----------
       Total capital lease obligation, including current portion..................  $ 3,893,000
                                                                                    ===========

  The net book value of fixed assets under capital lease was $5,649,000 and $4,314,000 at December 31, 1997 and 1998, respectively. Capital lease obligations are included in long-term debt (see Note 8).

                        TOTAL RENAL CARE HOLDINGS, INC.

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

 Earnings per share

  The reconciliation of the numerators and denominators used to calculate earnings per share is as follows:

                                               Year ended December 31,
                                         -------------------------------------
                                            1996         1997         1998
Income before extraordinary item and
 cumulative effect of change in
 accounting principle:
  As reported........................... $32,532,000  $45,524,000  $10,192,000
                                         ===========  ===========  ===========
Income before extraordinary item and
 cumulative effect of change in
 accounting principle--assuming
 dilution:
  As reported........................... $32,532,000  $45,524,000  $10,192,000
  Add back interest on RTC earnout note,
   tax effected.........................     233,000       34,000
                                         -----------  -----------  -----------
                                         $32,765,000  $45,558,000  $10,192,000
                                         ===========  ===========  ===========
Applicable common shares:
  Average outstanding during the year...  74,172,000   77,649,000   80,156,000
  Reduction in shares in connection with
   notes receivable from employees......    (130,000)    (125,000)     (13,000)
                                         -----------  -----------  -----------
Weighted average number of shares
 outstanding for use in computing basic
 earnings per share.....................  74,042,000   77,524,000   80,143,000
  Outstanding stock options (based on
   the treasury stock method)...........   2,411,000    2,288,000    1,558,000
  Dilutive effect of RTC earnout note...     772,000      163,000
                                         -----------  -----------  -----------
  Adjusted weighted average number of
   common and common share equivalent
   shares outstanding--assumming
   dilution.............................  77,225,000   79,975,000   81,701,000
                                         ===========  ===========  ===========
Earnings per common share--basic........ $      0.43  $      0.59  $      0.12
Earnings per common share--assuming
 dilution............................... $      0.42  $      0.57  $      0.12

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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
                                       ======               ======               ======

  Forfeitures and grants include the effects of modifications to the terms of awards as if the original award was repurchased and exchanged for a new award of greater value. On April 24, 1997, 1,649,735 shares were cancelled and reissued at the market price as of that date. The new awards vest annually over three years on the anniversary date of the new award.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  Pro forma net income and earnings per share. We applied APB Opinion No. 25 and related interpretations in accounting for all of our employee stock compensation plans. Accordingly, no compensation cost has been recognized for our fixed stock option plans and our stock purchase plan for employees. Had compensation cost for our stock-based compensation plans been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Year ended   Year ended
                                           December     December    Year ended
                                              31,          31,     December 31,
                                             1996         1997         1998
Income before extraordinary item and
 cumulative effect of change in
 accounting principle...................  $26,955,000  $33,779,000 $  4,004,000
  Extraordinary loss....................   (7,700,000)              (12,744,000)
  Cumulative effect of change in
   accounting principle.................                             (6,896,000)
                                          -----------  ----------- ------------
  Net income (loss).....................  $19,255,000  $33,779,000 $(15,636,000)
                                          ===========  =========== ============
Earnings per common share
  Income before extraordinary item......  $      0.36  $      0.44 $       0.04
  Extraordinary loss....................        (0.10)                    (0.16)
  Cumulative effect of change in
   accounting principle.................                                  (0.08)
                                          -----------  ----------- ------------
  Net income (loss).....................  $      0.26  $      0.42 $      (0.20)
                                          ===========  =========== ============
Weighted average number of common shares
 and equivalents outstanding               74,042,000   77,524,000   80,143,000
                                          ===========  =========== ============
Earnings per common share--assuming
 dilution:
  Income before extraordinary item......  $      0.32  $      0.43 $       0.05
  Extraordinary loss....................       ( 0.09)                    (0.16)
  Cumulative effect of change in
   accounting principle.................                                  (0.08)
                                          -----------  ----------- ------------
  Net income (loss).....................  $      0.23  $      0.41 $      (0.19)
                                          ===========  =========== ============
Weighted average number of common shares
 and
 equivalents outstanding--assuming
 dilution...............................   83,477,000   78,982,000   81,076,000
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

13. Contingencies

  Our Florida-based laboratory subsidiary is presently the subject of a Medicare carrier review. The carrier has requested certain medical and billing records for certain patients and we have provided the requested records. The carrier has suspended further payments to the laboratory subsidiary, amounting to approximately $11 million from the beginning of the suspension through December 31, 1998, and made a formal overpayment determination. We are appealing the overpayment determination and have filed a suit to lift the payment suspension.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  The consolidated financial statements give retroactive effect to the mergers with the Kidney Center Group, IMS and MDU and include the Kidney Center Group, IMS and MDU for all periods presented. The following is a summary of the separate and combined results of operations for 1996:

                                                         Pooling
                                               RTC      Companies* RTC Combined
     Net patient revenue.................. $217,529,000 $7,548,000 $225,077,000
     Income from operations...............   20,495,000  1,180,000   21,675,000
     Net income...........................    9,985,000    697,000   10,682,000

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

  The assets and liabilities of the acquired entities in the preceding table were recorded at their estimated fair market values at the dates of acquisition. The results of operations of the facilities and laboratories have been included in our financial statements from their effective acquisition dates. We prefer to close acquisitions on or near a month-end but in many instances acquisitions close mid-month. Our policy is to utilize the nearest

                        TOTAL RENAL CARE HOLDINGS, INC.

month-end as the effective date for recording acquisitions that close during the month because it is a practical convention given the high number, typical size and recurring nature of our acquisitions and the monthly billing cycle prevalent in the dialysis industry. Further, many of the acquired businesses do not have accounting and billing systems that would facilitate preparation of accurate mid-month financial information. The effect of this practice is not material to our consolidated financial position or results of operations. We have acquired all of our foreign operations and several of our domestic operations through purchases of capital stock. Any settlements with tax authorities relating to pre-acquisition income tax liabilities will result in an adjustment to the goodwill attributable to that acquisition.

  The initial allocations of fair value are based upon available information for the acquired businesses and are finalized when we complete our analysis of acquired tangible assets and liabilities and evaluation of acquired intangible assets. We do not believe that the final allocation will differ materially from the initial allocation. These initial allocations were as follows:

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

                                        Year ended   Year ended    Year ended
                                       December 31, December 31,  December 31,
                                           1996         1997          1998
                                       (unaudited)  (unaudited)   (unaudited)
Net revenues.........................  $792,862,000 $996,439,000 $1,344,220,000
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle................  $ 48,378,000 $ 54,964,000 $   14,380,000
Net income (loss)....................    40,678,000   54,964,000     (5,260,000)
Pro forma net income per share before
 extraordinary item and cumulative
 effect of change in accounting
 principle...........................  $       0.65 $       0.71 $         0.18
Pro forma net income per share before
 extraordinary item and cumulative
 effect of change in accounting
 principle--assuming dilution........  $       0.63 $       0.69 $         0.18
Pro forma net income (loss) per
 share...............................          0.55         0.71          (0.07)
Pro forma net income (loss) per
 share--assuming dilution............          0.53         0.69          (0.06)

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

                        TOTAL RENAL CARE HOLDINGS, INC.

16. Selected quarterly financial data (unaudited)

  Summary unaudited quarterly financial data for 1997 and 1998 is as follows (in thousands, except per share amounts). The unaudited quarterly financial data presented below has been restated in accordance with Notes 1A and 1.

                       March 31,   June 30,  September 30, December 31, March 31,   June 30,  September 30, December 31,
                          1997       1997        1997          1997        1998       1998        1998          1998
                       (restated) (restated)  (restated)    (restated)  (restated) (restated)  (restated)    (restated)
Net operating
 revenues.............  $156,788   $179,408    $197,525      $224,682    $257,833   $288,350    $318,585      $338,970
Operating income......    22,764     27,599      26,086        34,270     (33,571)    55,409      66,481        45,218
Income (loss) before
 extraordinary item
 and cumulative effect
 of change in
 accounting
 principle............    10,705     12,793       9,362        12,664    (47,959)     16,841      28,058        13,252
Net income (loss).....    10,705     12,793       9,362        12,664    (57,667)      6,909      28,058        13,252
Income (loss) per
 common share:
 Income before
  extraordinary item
  and cumulative
  effect of change in
  accounting
  principle...........      0.14       0.17        0.12          0.16       (0.61)      0.21        0.35          0.16
 Extraordinary loss...                                                      (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle...........                                                      (0.09)
                        --------   --------    --------      --------    --------   --------    --------      --------
 Net income (loss) per
  share...............      0.14       0.17        0.12          0.16       (0.73)      0.09        0.35          0.16
                        ========   ========    ========      ========    ========   ========    ========      ========
Income (loss) per
 common share--
 assuming dilution:
 Income (loss) before
  extraordinary item
  and cumulative
  effect of change in
  accounting
  principle...........      0.14       0.16        0.12          0.16       (0.61)      0.20        0.33          0.16
 Extraordinary loss...                                                      (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle...........                                                      (0.09)
                        --------   --------    --------      --------    --------   --------    --------      --------
 Net income (loss) per
  share...............      0.14       0.16        0.12          0.16       (0.73)      0.08        0.33          0.16
                        ========   ========    ========      ========    ========   ========    ========      ========

                                  SIGNATURES

  Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on January 18, 2000.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                 /s/ Kent J. Thiry
                                          By: _________________________________

                                                     Kent J. Thiry

                                                     Chairman and

                                                Chief Executive Officer

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent J. Thiry, George DeHuff and Barry C. Cosgrove, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

              Signature                         Title                  Date
              ---------                         -----                  ----

        /s/ Kent J. Thiry             Chairman and Chief         January 18, 2000
 ____________________________________  Executive Officer
            Kent J. Thiry              (Principal Executive
                                       Officer)

      /s/ John J. McDonough           Vice President and Chief   January 18, 2000
 ____________________________________  Accounting Officer
          John J. McDonough            (Principal Accounting
                                       Officer and Principal
                                       Financial Officer)

       /s/ Maris Andersons            Director                   January 18, 2000
 ____________________________________
           Maris Andersons

     /s/ Richard B. Fontaine          Director                   January 18, 2000
 ____________________________________
         Richard B. Fontaine

       /s/ Peter T. Grauer            Director                   January 18, 2000
 ____________________________________
           Peter T. Grauer

    /s/ C. Raymond Larkin, Jr.        Director                   January 18, 2000
 ____________________________________
        C. Raymond Larkin, Jr.

       /s/ Shaul G. Massry            Director                   January 18, 2000
 ____________________________________
           Shaul G. Massry


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audit of the consolidated financial statements referred to in our report dated March 29, 1999, except for Note 1A which is as of January 18, 2000 appearing on page F-1 of this Annual Report on Form 10K/A (Amendment No. 2) also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10K/A (Amendment No. 2) for the years ended December 31, 1996, 1997 and 1998. In our opinion, based upon our audit, the Financial Statement Schedule presents fairly, in all material respects, the information for the years ended December 31, 1996, 1997 and 1998 set forth therein when read in conjunction with the related consolidated financial statements.

  As discussed in Note 1A, the accompanying consolidated financial statements as of and for the three years ended December 31, 1998 have been restated.

  During the first quarter of 2000 the Company determined it would not be in compliance with financial covenants in its primary credit facilities when measured as of December 31, 1999 and the potential effects are discussed in
Note 1A to the consolidated financial statements.

PricewaterhouseCoopers LLP
Seattle, Washington

March 29, 1999, except for Note 1A which is as of January 18, 2000

                        TOTAL RENAL CARE HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions        Deductions
                                              ---------------------- -----------
                                                           Balances
                                  Balance at    Amounts       of
                                   Beginning  Charged to  Companies    Amounts   Balance at
          Description               of Year     Income     Acquired  Written off End of Year
Allowance for doubtful accounts:
  Year ended December 31, 1996..  $ 9,172,000 $15,737,000 $1,896,000 $11,040,000 $15,765,000
  Year ended December 31, 1997..   15,765,000  28,899,000  2,962,000  16,931,000  30,695,000
  Year ended December 31, 1998..   30,695,000  44,858,000    679,000  14,384,000  61,848,000

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

 Exhibit                                                                  Page
 Number                           Description                            Number
 10.27   Form of First Amendment to Borrower/Subsidiary Pledge
          Agreement, dated April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(8)
 10.28   Form of Acknowledgement and Confirmation, dated April 30,
          1998, by TRCH, RTC, TRC West, Inc., Total Renal Care, Inc.,
          Total Renal Care Acquisition Corp., Renal Treatment
          Centers--Mid-Atlantic, Inc., Renal Treatment Centers--
          Northeast, Inc., Renal Treatment Centers--California, Inc.,
          Renal Treatment Centers--West, Inc., and Renal Treatment
          Centers--Southeast, Inc. for the benefit of The Bank of New
          York, as Collateral Agent and the lenders party to the Term
          Loan Agreement or the Revolving Credit Agreement.(8)
 10.29   Agreement and Plan of Merger dated as of November 18, 1997 by and among TRCH, Nevada Acquisition Corp., a Delaware
          corporation and wholly-owned subsidiary of TRCH, and
          RTC.(10)
 10.30   First Amendment to the Subsidiary Guaranty dated February 17,
          1998.(2)
 10.31   Special Purpose Option Plan.(11)
 10.32   Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)
 10.33   First Amendment, dated as of August 5, 1998, to the Term Loan
          Agreement.(14)
 12.1    Statement re Computation of Ratios of Earnings to Fixed
          Charges.X
 21.1    List of our subsidiaries.(13)
 23.1    Consent of PricewaterhouseCoopers LLP.X
 24.1    Powers of Attorney with respect to TRCH (included on page II-
          1).X
 27.1    Financial Data Schedule--year ended December 31, 1998, the year ended December 31, 1997 and the year ended December 31,
          1996.X
 27.2    Financial Data Schedule--three months ended March 31, 1997, the three months ended June 30, 1997, the three months ended
          September 30, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997.X

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

(14) Filed on October 8, 1999 as an exhibit to our Form 10-K/A (Amendment No.
     1) for the year ended December 31, 1998.