Form 10-Q/A
period 1999-03-31
TOTAL RENAL CARE HOLDINGS INC
filed 2000-01-28
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

                             (AMENDMENT NO. 2)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from            to
                                  -----------    -----------

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                Outstanding at
     Class                                                        May 1, 1999
     -----                                                     -----------------
     Common Stock, Par Value $0.001........................... 81,172,370 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

  Unless otherwise indicated in this Form 10-Q/A (Amendment No. 2), "we," "us," "our" and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

                             INTRODUCTORY STATEMENT

  We are filing this Amendment No. 2 on Form 10-Q/A for the quarterly period ended March 31, 1999 to restate our financial statements for the three months ended March 31, 1998 and 1999 as summarized below. Concurrent restatements for the three years ended December 31, 1998 have been reported on our 1998 Form 10-K/A (Amendment No. 2).

               Decreases (increases) to income before taxes

                                                          Three months ended
                                                              March 31,
                                                        ----------------------
                                                           1998       1999
                                                        ---------- -----------
To reflect goodwill adjustments associated with
 acquisition transactions:(1)
  Valuation adjustments(2)............................. $  526,000 $   (69,000)
  Pre-acquisition management fees(3)...................    887,000     (36,000)
  Other acquisition costs..............................  (287,000)       6,000
To recognize a calculated fair value of stock options
 granted to medical directors and contract labor.......  1,497,000    (922,000)
To reflect accounts payable accruals in the quarters
 the liabilities were subsequently determined to have
 been incurred.........................................             (3,800,000)
                                                        ---------- -----------
Decrease (increase) to income before taxes............. $2,623,000 $(4,821,000)
                                                        ========== ===========

---------------------

Additional information is provided in Note 1A to the condensed consolidated financial statements.

(1) Adjustments include the impact on goodwill amortization associated with the goodwill adjustments.

(2) Accounts receivable and other valuation adjustments originally considered to be acquisition valuation contingencies and included in goodwill have been restated to be included in results of operations.

(3) Pre-acquisition management fee income has been restated to be included as acquisition consideration.

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
  Condensed Consolidated Balance Sheets as of March 31, 1999 and December
   31, 1998................................................................   1
  Condensed Consolidated Statements of Income and Comprehensive Income for
   the three months ended March 31, 1999 and March 31, 1998................   2
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and March 31, 1998.................................   3
  Notes to Condensed Consolidated Financial Statements.....................   4
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  20
Risk Factors...............................................................  21
                           PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K...................................  28
Signatures.................................................................  29

---------------------
Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

            CONDENSED CONSOLIDATED BALANCE SHEETS--AS RESTATED

                                                   March 31,      December 31,
                                                      1999            1998
                                                 --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents....................  $   39,905,000  $   41,487,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $68,828,000 and
   $61,848,000, respectively...................     441,810,000     416,472,000
  Deferred income taxes........................      41,383,000      39,014,000
  Other current assets.........................      57,997,000      69,541,000
                                                 --------------  --------------
    Total current assets.......................     581,095,000     566,514,000
Property and equipment, net....................     261,189,000     233,337,000
Notes receivable and other long-term assets ...      94,704,000      38,268,000
Intangible assets, net of accumulated
 amortization of $130,391,000 and $114,536,000,
 respectively..................................   1,106,519,000   1,073,500,000
                                                 --------------  --------------
    Total assets...............................  $2,043,507,000  $1,911,619,000
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations.....  $   19,435,000  $   21,847,000
  Other current liabilities....................     159,181,000     156,603,000
                                                 --------------  --------------
    Total current liabilities..................     178,616,000     178,450,000
Long term debt and other.......................   1,324,754,000   1,227,671,000
Deferred income taxes..........................      15,301,000       8,212,000
Minority interests.............................      26,545,000      23,422,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 81,153,000
   and 81,030,000 shares issued and
   outstanding, respectively)..................          81,000          81,000
  Additional paid-in capital...................     423,239,000     421,675,000
  Notes receivable from stockholders...........        (364,000)       (356,000)
  Accumulated other comprehensive income.......        (336,000)
  Retained earnings............................      75,671,000      52,464,000
                                                 --------------  --------------
    Total stockholders' equity.................     498,291,000     473,864,000
                                                 --------------  --------------
    Total liabilities and stockholders'
     equity....................................  $2,043,507,000  $1,911,619,000
                                                 ==============  ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME--

                                AS RESTATED

                   Three months ended March 31, 1999 and 1998

                                                   Three Months
                                             --------------------------
                                                 1999          1998
                                             ------------  ------------
STATEMENTS OF INCOME
Net operating revenues.....................  $352,244,000  $257,833,000
Operating expenses:
  Facilities...............................   229,640,000   168,440,000
  General and administrative...............    23,608,000    16,622,000
  Provision for doubtful accounts..........    10,478,000     7,371,000
  Depreciation and amortization............    26,926,000    19,536,000
  Merger and related costs.................                  79,435,000
                                             ------------  ------------
   Total operating expenses................   290,652,000   291,404,000
  Operating income (loss)..................    61,592,000   (33,571,000)
Interest expense, net of capitalized
 interest..................................   (22,767,000)  (14,517,000)
Interest income............................     1,330,000     1,642,000
                                             ------------  ------------
  Income (loss) before income taxes,
   minority interests, extraordinary item
   and cumulative effect of change in
   accounting principle....................    40,155,000   (46,446,000)
Income taxes...............................    14,630,000       120,000
                                             ------------  ------------
  Income (loss) before minority interests,
   extraordinary item and cumulative effect
   of change in accounting principle.......    25,525,000   (46,566,000)
Minority interests in income of
 consolidated subsidiaries.................     2,318,000     1,393,000
                                             ------------  ------------
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle....................    23,207,000   (47,959,000)
Extraordinary loss, net of tax of
 $1,580,000................................                   2,812,000
Cumulative effect of change in accounting
 principle, net of tax of $4,300,000.......                   6,896,000
                                             ------------  ------------
Net income (loss)..........................  $ 23,207,000  $(57,667,000)
                                             ============  ============
Earnings (loss) per common share:
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle....................  $       0.29  $      (0.61)
  Extraordinary loss, net of tax...........                       (0.03)
  Cumulative effect of change in accounting
   principle, net of tax...................                       (0.09)
                                             ------------  ------------
  Net income (loss)........................  $       0.29  $      (0.73)
                                             ============  ============
Weighted average number of common shares
 outstanding...............................    81,102,000    78,926,000
                                             ============  ============
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle....................  $       0.28  $      (0.61)
  Extraordinary loss, net of tax...........                       (0.03)
  Cumulative effect of change in accounting
   principle, net of tax...................                       (0.09)
                                             ------------  ------------
  Net income (loss)........................  $       0.28  $      (0.73)
                                             ============  ============
Weighted average number of common shares
 and equivalents outstanding--assuming
 dilution..................................    86,458,000    78,926,000
                                             ============  ============
STATEMENTS OF COMPREHENSIVE INCOME
  Net income (loss)........................  $ 23,207,000  $(57,667,000)
  Other comprehensive income:
   Foreign currency translation............      (336,000)
                                             ------------  ------------
  Comprehensive income (loss)..............  $ 22,871,000  $(57,667,000)
                                             ============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--AS RESTATED

                   Three months ended March 31, 1999 and 1998

                                                         Three Months
                                                  ----------------------------
                                                      1999           1998
                                                  -------------  -------------
Cash flows from operating activities:
  Net income (loss) ............................. $  23,207,000  $ (57,667,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization................    26,926,000     19,536,000
    Extraordinary item, net of tax...............                    2,812,000
    Deferred income taxes........................        34,000       (752,000)
    Provision for doubtful accounts..............    10,478,000      7,371,000
    Change in accounting principle, net of tax...                    6,896,000
    Compensation expense from stock option
     exercise....................................                   16,000,000
    Stock option expense.........................      (922,000)     1,497,000
    Changes in working capital...................   (21,406,000)   (37,066,000)
                                                  -------------  -------------
      Total adjustments..........................    15,110,000     16,294,000
                                                  -------------  -------------
        Net cash provided by (used in) operating
         activities..............................    38,317,000    (41,373,000)
                                                  -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment............   (38,638,000)   (12,937,000)
  Cash paid for acquisitions, net of cash
   acquired......................................   (77,417,000)   (64,160,000)
  Other..........................................   (17,666,000)   (13,113,000)
                                                  -------------  -------------
        Net cash used in investing activities....  (133,721,000)   (90,210,000)
                                                  -------------  -------------
Cash flows from financing activities:
  Borrowings from bank credit facility...........    84,500,000    494,000,000
  Principal payments on long-term obligations....                 (325,121,000)
  Net proceeds from sale of common stock.........     1,992,000     17,441,000
  Other..........................................     7,330,000      4,628,000
                                                  -------------  -------------
        Net cash provided by financing
         activities..............................    93,822,000    190,948,000
                                                  -------------  -------------
Net (decrease) increase in cash..................    (1,582,000)    59,365,000
Cash at beginning of period......................    41,487,000      6,700,000
                                                  -------------  -------------
Cash at end of period............................ $  39,905,000  $  66,065,000
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

Restatement

  Our financial statements have been restated for the three months ended March 31, 1998 and 1999 as summarized below. Such restatements supersede our financial statements included in Form 10-Q/A (Amendment No. 1) previously reported.

               Decreases (increases) to income before taxes

                                                         Three months ended
                                                             March 31,
                                                       -----------------------
                                                          1998        1999
                                                       ----------  -----------
To reflect goodwill adjustments associated with
 acquisition transactions:(1)
  Valuation adjustments(2)............................ $  526,000  $   (69,000)
  Pre-acquisition management fees(3)..................    887,000      (36,000)
  Other acquisition costs.............................   (287,000)       6,000
To recognize a calculated fair value of stock options
 granted to medical directors and contract labor......  1,497,000     (922,000)
To reflect accounts payable accruals in the quarters
 the liabilities were subsequently determined to have
 been incurred........................................              (3,800,000)
                                                       ----------  -----------
  Decrease (increase) to income before taxes.......... $2,623,000  $(4,821,000)
                                                       ==========  ===========

---------------------

(1) Adjustments include the impact on goodwill amortization associated with the goodwill adjustments.

(2) Accounts receivable and other valuation adjustments originally considered to be acquisition valuation contingencies and included in goodwill have been restated to be included in results of operations.

(3) Pre-acquisition management fee income has been restated to be included as acquisition consideration.

                      TOTAL RENAL CARE HOLDINGS, INC.

  A reconciliation of the amounts previously reported for the three months ended March 31, 1998 and 1999 to the amounts presented in the restated consolidated financial statements is as follows:

                                     March 31, 1998                        March 31, 1999
                          ------------------------------------- ------------------------------------
                          As previously                         As previously
                            reported    Adjustment As  restated   reported    Adjustment As restated
                          ------------- ---------- ------------ ------------- ---------- -----------
                                               (in thousands, except per share)
Net operating revenues..   $  258,749    $   (916)  $  257,833   $  352,244              $  352,244
Operating expenses
   Facilities...........      166,995       1,445      168,440      233,983    $ (4,343)    229,640
  General and
   administrative.......       16,910        (288)      16,622       23,987        (379)     23,608
  Provision for doubtful
   accounts.............        6,763         608        7,371       10,478                  10,478
  Depreciation and
   amortization.........       19,594         (58)      19,536       27,025         (99)     26,926
  Merger and related
   costs................       79,435                   79,435
   Total operating
    expenses............      289,697       1,707      291,404      295,473      (4,821)    290,652
Operating income
 (loss).................      (30,948)     (2,623)     (33,571)      56,771       4,821      61,592
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      (46,088)     (1,871)     (47,959)      19,941       3,266      23,207
Net income (loss).......      (55,796)     (1,871)     (57,667)      19,941       3,266      23,207
Income (loss) per common
 share:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............        (0.59)      (0.02)       (0.61)        0.25        0.04        0.29
  Extraordinary loss....        (0.03)                   (0.03)
  Cumulative effect of
   change in accounting
   principle............        (0.09)                   (0.09)
  Net income (loss) per
   share................        (0.71)      (0.02)       (0.73)        0.25        0.04        0.29
Income (loss) per common
 share--assuming
 dilution:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............        (0.59)      (0.02)       (0.61)        0.24        0.04        0.28
  Extraordinary loss....        (0.03)                   (0.03)
  Cumulative effect of
   change in accounting
   principle............        (0.09)                   (0.09)
  Net income (loss) per
   share................        (0.71)      (0.02)       (0.73)        0.24        0.04        0.28
                                     March 31, 1999                      December 31, 1998
                          ------------------------------------- ------------------------------------
                          As previously                         As previously
                            reported    Adjustment As restated    reported    Adjustment As restated
                          ------------- ---------- ------------ ------------- ---------- -----------
                                                        (in thousands)
Current assets..........   $  574,157    $  6,938   $  581,095   $  559,542    $  6,972  $  566,514
Long term assets........    1,473,247     (10,835)   1,462,412    1,356,039     (10,934)  1,345,105
Total assets............    2,047,404      (3,897)   2,043,507    1,915,581      (3,962)  1,911,619
Current liabilities.....      176,909       1,707      178,616      174,464       3,986     178,450
Long term liabilities,
 other..................    1,366,600                1,366,600    1,259,305               1,259,305
Stockholders' equity....      503,895      (5,604)     498,291      481,812      (7,948)    473,864
Liabilities and
 stockholders' equity...    2,047,404      (3,897)   2,043,507    1,915,581      (3,962)  1,911,619

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  1. In our opinion the interim financial information reflects all normal recurring adjustments which are necessary to state fairly our consolidated financial position, results of operations, and cash flows as of and for the periods indicated. We presume that users of the interim financial information herein have read or have access to our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, we have omitted footnote and other disclosures which would substantially duplicate the disclosures contained in our Form 10-K/A (Amendment No. 2) for the year ended December 31, 1998. We have made certain reclassifications of prior period amounts to conform to current period classifications. The interim financial information herein is not necessarily representative of a full year's operations.

                        TOTAL RENAL CARE HOLDINGS, INC.

  The information related to the activity for the three months ended March 31, 1999 was previously restated for adjustments to correct for previously unrecorded amounts due to suppliers. Facility operating expenses and general and administrative expenses have increased by $11,900,000 and $1,250,000, respectively, and adjustments to other accrued liabilities and income tax liabilities have been recorded and are reflected in this Form 10-Q/A (Amendment No. 2). The following summarizes the impact of these adjustments to net income for the three months ended March 31, 1999.

                                                        For the three months
                                                        ended March 31, 1999
                                                      -------------------------
                                                           As           As
                                                       originally   previously
                                                        reported     restated
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

  The information related to the activity for the three months ended March 31, 1998 was previously restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000. These reclassifications and adjustments are more fully described in our Form 10-K/A (Amendment No. 2) for the year ended December 31, 1998.

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

                                                                 Three months
                                                                    ended
                                                                  March 31,
                                                                     1998
                                                                 ------------
   Net operating revenues
     TRCH....................................................... $143,172,000
     RTC........................................................  114,661,000
                                                                 ------------
                                                                 $257,833,000
                                                                 ============
   Loss before extraordinary item and cumulative effect of
    change in accounting principle
     TRCH....................................................... $(20,721,000)
     RTC........................................................  (27,238,000)
                                                                 ------------
                                                                 $(47,959,000)
                                                                 ============
   Net loss
     TRCH....................................................... $(23,625,000)
     RTC........................................................  (34,042,000)
                                                                 ------------
                                                                 $(57,667,000)
                                                                 ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  Merger and related costs recorded during the first quarter of 1998 in connection with our merger with RTC included costs associated with certain of the integration activities, transaction costs and costs of employee severance and amounts due under employment agreements and other compensation programs. A summary of merger and related costs and accrual activity through March 31, 1999 is as follows:

                                       Severance
                           Direct         and         Costs to
                         Transaction   Employment    Integrate
                            Costs        Costs       Operations      Total
Initial expense......... $21,580,000  $ 41,960,000  $ 15,895,000  $ 79,435,000
Amounts utilized in
 1998................... (22,885,000)  (37,401,000)  (13,137,000)  (73,423,000)
Adjustment of
 estimates..............   1,305,000      (959,000)   (1,593,000)   (1,247,000)
                         -----------  ------------  ------------  ------------
Accrual, December 31,
 1998................... $       --      3,600,000     1,165,000     4,765,000
                         ===========
Amounts utilized--1st
 quarter 1999...........                  (600,000)      (90,000)     (690,000)
                                      ------------  ------------  ------------
Accrual, March 31,
 1999...................              $  3,000,000  $  1,075,000  $  4,075,000
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

  The assets and liabilities of the acquired centers were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market value are preliminary and subject to adjustment. The results of operations of the facilities have been included in our financial statements from their respective effective acquisition dates.

  The results of operations on a pro forma basis, as though the above acquisitions had been combined with us at the beginning of each period presented for the three months ended March 31, are as follows:

                                                        1999         1998
                                                    ------------ ------------
   Pro forma net operating revenues................ $357,614,000 $269,409,000
   Pro forma income (loss) before extraordinary
    item and cumulative effect of change in
    accounting principle........................... $ 24,100,000 $(46,544,000)
   Pro forma net income (loss) .................... $ 24,100,000 $(56,252,000)
   Pro forma earnings (loss) per share before
    extraordinary item and cumulative effect of
    change in accounting principle:
     Basic......................................... $       0.30 $      (0.59)
     Assuming dilution............................. $       0.28 $      (0.59)

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                                                         Three months ended
                                                             March 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------  ------------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle..........................................  $23,207,000  $(47,959,000)
Interest, net of tax resulting from dilutive effect
 of convertible debt................................    1,088,000
                                                      -----------  ------------
Adjusted income (loss)..............................   24,295,000   (47,959,000)
Extraordinary loss, net of tax......................                 (2,812,000)
Cumulative effect of change in accounting principle,
 net of tax.........................................                 (6,896,000)
                                                      -----------  ------------
Income (loss)--assuming dilution....................  $24,295,000  $(57,667,000)
                                                      ===========  ============
Applicable common shares
  Average outstanding during the period.............   81,123,000    79,031,000
Reduction in shares in connection with notes
 receivable from employees..........................      (21,000)     (105,000)
                                                      -----------  ------------
Weighted average number of shares outstanding
 for use in computing earnings per share............   81,102,000    78,926,000
Dilutive effect of outstanding stock options........      477,000
Dilutive effect of convertible debt.................    4,879,000
                                                      -----------  ------------
Weighted average number of shares and equivalents
 outstanding for use in computing earnings per
 share--assuming dilution...........................   86,458,000    78,926,000
                                                      ===========  ============
Earnings (loss) per common share:
  Income (loss) per common share before
   extraordinary item and cumulative effect
   of change in accounting principle................  $      0.29  $      (0.61)
  Extraordinary loss, net of tax....................                      (0.03)
  Cumulative effect of change in accounting
   principle, net of tax............................                      (0.09)
                                                      -----------  ------------
Net income (loss) per common share..................  $      0.29  $      (0.73)
                                                      ===========  ============
Earnings (loss) per common share--assuming dilution:
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle........................................  $      0.28  $      (0.61)
  Extraordinary loss, net of tax....................                      (0.03)
  Cumulative effect of change in accounting
   principle, net of tax............................                      (0.09)
                                                      -----------  ------------
Net income (loss) per common share--assuming
 dilution...........................................  $      0.28  $      (0.73)
                                                      ===========  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  Included in the above calculation for the three months ended March 31, 1999, is the effect of RTC's 5 5/8% convertible subordinated notes due 2006 treated on an "as converted" basis; however, the effect is not included for the three months ended March 31, 1998 because it was anti-dilutive. Our 7% convertible notes due 2009 were also antidilutive for all periods presented.

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

  The following is summarized financial information of RTC:

                                                       March 31,   December 31,
                                                          1999         1998
                                                      ------------ ------------
   Cash and cash equivalents........................  $          0 $  5,396,000
   Accounts receivable, net.........................   127,355,000  130,129,000
   Other current assets.............................    18,906,000   19,106,000
                                                      ------------ ------------
    Total current assets............................   146,261,000  154,631,000
   Property and equipment, net......................    86,734,000   75,641,000
   Intangible assets, net...........................   421,527,000  406,603,000
   Other assets.....................................     3,159,000    9,249,000
                                                      ------------ ------------
    Total assets....................................  $657,681,000 $646,124,000
                                                      ============ ============
   Current liabilities (includes $311,843,000 and
    $306,628,000 intercompany payable to TRCH at
    March 31, and December 31, 1998, respectively)..  $353,969,000 $354,489,000
   Long-term debt...................................   134,553,000  125,199,000
   Stockholder's equity.............................   169,159,000  166,436,000
                                                      ------------ ------------
    Total liabilities and stockholders' equity......  $657,681,000 $646,124,000
                                                      ============ ============

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
   Net operating revenues..........................   $120,402,000 $114,661,000
   Total operating expenses........................    114,240,000  136,279,000
                                                      ------------ ------------
   Operating income (loss).........................      6,162,000  (21,618,000)
   Interest expense, net...........................      1,802,000    3,588,000
                                                      ------------ ------------
   Income before income taxes......................      4,360,000  (25,206,000)
   Income taxes....................................      1,665,000    2,032,000
                                                      ------------ ------------
    Net income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle.....................................   $  2,695,000 $(27,238,000)
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

  9. Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that 99.3% of the tests performed by this laboratory for the review period it initially identified, from January 1995 to April 1996, were not properly supported by the prescribing physicians' medical justification. The carrier subsequently requested billing records with respect to the additional period from May 1996 to March 1998. The carrier has issued a formal overpayment determination in the amount of $5.6 million and has suspended all payments of claims related to this laboratory. From the beginning of the suspension through March 31, 1999, the carrier has withheld approximately $18 million. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and the Department of Health and Human Services, or HHS, of this matter.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Our financial statements have been restated for the three months ended March 31, 1998 and 1999. These restatements supersede our financial statements included in Form 10-Q/A (Amendment No. 1) previously reported. The combined impact of the restatements was as follows:

               Decreases (increases) to income before taxes

                                                          Three months ended
                                                              March 31,
                                                        ----------------------
                                                           1998       1999
                                                        ---------- -----------
To reflect goodwill adjustments associated with
 acquisition transactions.............................. $1,126,000 $   (99,000)
To recognize a calculated fair value of stock options
 granted to medical directors and contract labor.......  1,497,000    (922,000)
To reflect accounts payable accruals in the quarters
 the liabilities were subsequently determined to have
 been incurred.........................................             (3,800,000)
                                                        ---------- -----------
  Decrease (increase) to income before taxes........... $2,623,000 $(4,821,000)
                                                        ========== ===========

                                     March 31, 1998          March 31, 1999
                                 ----------------------  ----------------------
                                 As previously    As     As previously    As
                                   reported    restated    reported    restated
                                 ------------- --------  ------------- --------
                                       (in thousands, except per share)
Net operating revenues.........    $258,749    $257,833    $352,244    $352,244
Operating expenses.............     289,697     291,404     295,473     290,652
Operating income...............     (30,948)    (33,571)     56,771      61,592
Income taxes...................         872         120      13,075      14,630
Net income (loss)..............     (55,796)    (57,667)     19,941      23,207
Income (loss) per common share:
  Net income (loss) per share..       (0.71)      (0.73)       0.25        0.29
Income (loss) per common
 share--assuming dilution......       (0.71)      (0.73)       0.24        0.28

  As described in Note 2 to our condensed consolidated financial statements, we acquired Renal Treatment Centers, Inc., or RTC, on February 27, 1998 in a merger accounted for as a pooling of interests. Accordingly, our condensed consolidated financial statements were previously restated to include RTC for all periods presented.

  The information related to the activity for the three months ended March 31, 1999 was previously restated for adjustments to correct for previously unrecorded amounts due to suppliers. Facility operating expenses and general and administrative expenses have increased by $11,900,000 and $1,250,000, respectively, and adjustments to other accrued liabilities and income tax liabilities have been recorded and are reflected in this Form 10-Q/A (Amendment No. 2). The following summarizes the impact of these adjustments to net income for the three months ended March 31, 1999.

                                                        For the three months
                                                        ended March 31, 1999
                                                      -------------------------
                                                           As           As
                                                       originally   previously
                                                        reported     restated
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

  The information related to the activity for the three months ended March 31, 1998 was previously restated for certain reclassifications and adjustments. The accrued merger and related costs initially reported by us in the first quarter of 1998 amounted to $92,835,000. We have revised our financial reporting relating to certain costs initially included in our merger and related costs and accrual resulting in a decrease in merger and related costs of $13,400,000, partially offset by an increase to facilities operating costs of $1,700,000 and an increase to depreciation and amortization of $590,000 for a net decrease to our first quarter 1998 operating expenses of $11,110,000. These reclassifications and adjustments are more fully described in our Form 10-K/A (Amendment No. 2) for the year ended December 31, 1998.

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

  Net operating revenues increased $94,411,000 to $352,244,000 in the first quarter of 1999 from $257,833,000 in the first quarter of 1998, representing a 36.6% increase. Of this increase, $68,649,000 was due to increased treatments, of which $57,734,000 was from acquisitions consummated after the first quarter of 1998, $7,829,000 was from de novo developments commencing operations after the first quarter of 1998 and $3,086,000 was from existing facilities as of March 31, 1998. The remaining increase of $25,762,000 resulted from an increase in net operating revenues per treatment which increased from $234.47 in the first quarter of 1998 to $253.16 in the first quarter of 1999. The increase in net operating revenue per treatment was mainly attributable to an increase in ancillary services intensity and pricing of $13,339,000, primarily in the administration of EPO of $9,979,000, an increase in services reimbursed by private payors of $6,846,000, who pay at higher rates, stemming from the extension of the period during which Medicare is secondary payor and private payors are primary payor for an additional twelve-month period, and an increase in corporate and ancillary program fees of $5,577,000, primarily from the expansion of laboratory services to former RTC facilities of $3,251,000.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $61,200,000 to $229,640,000 in the first quarter of 1999 from $168,440,000 in the first quarter of 1998. As a percentage of net operating revenues, facility operating expenses was 65.2% in the first quarter of 1999 compared to 65.3% in the first quarter of 1998.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $6,986,000 to $23,608,000 in the first quarter of 1999 from $16,622,000 in the first quarter of 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 6.7% in the first quarter of 1999 from 6.4% in the first quarter of 1998.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to the relative percentage of accounts receivable by aging category. The provision for doubtful accounts increased $3,107,000 to $10,478,000 in the first quarter of 1999 from $7,371,000 in the first quarter of 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 3.0% in the first quarter of 1999 from 2.9% in the first quarter of 1998. This increase was due to an increase in the non-governmental payor mix caused by the Medicare as secondary payor extension.

  Depreciation and amortization. Depreciation and amortization increased $7,390,000 to $26,926,000 in the first quarter of 1999 from $19,536,000 in the first quarter of 1998. As a percentage of net operating revenues, depreciation and amortization was 7.6% for both periods.

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

  Operating income. Operating income increased $95,163,000 to $61,592,000 in the first quarter of 1999 from an operating loss of $33,571,000 in the first quarter of 1998. Operating income before merger and related costs increased $15,728,000 to $61,592,000 from $45,864,000 in the first quarter of 1998. As a percentage of net operating revenues, operating income before merger and related costs decreased to 17.5% in the first quarter of 1999 from 17.8% in the first quarter of 1998 primarily due to increases in facility operating expenses, general and administrative expenses, the provision for doubtful accounts and depreciation and amortization expense.

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

  Provision for income taxes. Provision for income taxes increased $14,510,000 to $14,630,000 for the first quarter of 1999 from $120,000 in the first quarter of 1998. The effective tax rate was 38.7% for the first quarter of 1999 compared to 42.9% in the first quarter of 1998, after minority interest but before merger and related costs. The decrease in the effective tax rate was due to a reduction in the blended state tax rate and less amortization of non-deductible goodwill as a percentage of taxable income.

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

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments, and equipment purchases. Net cash provided by operating activities was $38.3 million for the first quarter of 1999 and net cash used in operating activities was $41.4 million for the first quarter of 1998. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable.

  Accounts receivable, net of allowance for doubtful accounts, increased during the first quarter of 1999 by $25.3 million, of which approximately $13.0 million was due to the increase in our revenues and approximately $6.9 million was due to the continuance of the payment suspension imposed on our Florida-based laboratory by its Medicare carrier, cumulatively $18 million. The remaining $5.4 million was primarily due to an increase in receivables in our international business, mostly due to a slow down in payment by certain large health care unions in Argentina. We have recorded no allowances as a result of the payment suspension imposed on our Florida-based laboratory because we believe that we will ultimately collect these amounts. Until it is resolved, the payment suspension will negatively impact our cash flows from operations, and may require us to borrow additional amounts to fund our working capital needs, depending on our other cash flows.

  Net cash used in investing activities was $133.7 million for the first quarter of 1999 and $90.2 million for the first quarter of 1998. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $93.8 million for the first quarter of 1999 and $190.9 million for the first quarter of 1998 primarily consisting of borrowings from our two credit facilities. As of March 31, 1999, we had working capital of $402.5 million, including cash of $39.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes in our market risk exposure from that reported in our Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1998.

                                  RISK FACTORS

  In addition to the other information set forth in this Form 10-Q/A (Amendment No. 2), you should note the following risks related to our business.

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

ddetermined useful life, earnings reported in periods immediately following some acquisitions would be overstated. In addition, in later years, we would be burdened by a continuing charge against earnings without the associated benefit to income. Earnings in later years could also be affected significantly if we subsequently determine that the remaining balance of goodwill has been impaired.

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

  . Stockholders' equity of approximately $498 million; and

  . A ratio of earnings to fixed charges of 2.43.

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

                                            Interest Payments Principal Payments
                                            ----------------- ------------------
   For the year ending December 31:
   1999....................................    $96,200,000       $ 21,847,000
   2000....................................     95,100,000         10,893,000
   2001....................................     88,400,000         94,579,000
   2002....................................     77,700,000        153,567,000
   2003....................................     68,800,000        241,559,000

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

Forward-looking statements

  We believe that this Form 10-Q/A (Amendment No. 2) contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Form 10-Q/A (Amendment No. 2). Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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

Date: January 28, 2000

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