Form 10-Q/A
period 1999-06-30
TOTAL RENAL CARE HOLDINGS INC
filed 2000-01-28
CIK 927066

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                               Outstanding at
                   Class                                       August 1, 1999
                   -----                                      -----------------
     Common Stock, Par Value $0.001.......................... 81,182,310 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

  Unless otherwise indicated in this Form 10-Q/A, "we," "us," "our" and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

                          INTRODUCTORY STATEMENT

  We are filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 1999 to restate our financial statements for the three months and six months ended June 30, 1998 and 1999 as summarized below. Concurrent restatements for the three years ended December 31, 1998 have been reported on our 1998 Form 10-K/A (Amendment No. 2).

               Decreases (increases) to income before taxes

                                For the three months      For the six months
                                   ended June 30,           ended June 30,
                                ----------------------  ----------------------
                                   1998        1999        1998       1999
                                ----------  ----------  ---------- -----------
To reflect goodwill
 adjustments associated with
 acquisition transactions:(1)
  Valuation adjustments(2)....  $ (126,000) $  (69,000) $  400,000 $  (138,000)
  Pre-acquisition management
   fees(3)....................     (35,000)    138,000     852,000     102,000
  Other acquisition costs.....     460,000       6,000     173,000      12,000
To recognize a calculated fair
 value of stock options
 granted to medical directors
 and contract labor...........   1,129,000   1,036,000   2,626,000     114,000
To reflect accounts payable
 accruals in the quarters the
 liabilities were subsequently
 determined to have been
 incurred.....................                                      (3,800,000)
                                ----------  ----------  ---------- -----------
  Decrease (increase) to
   income before taxes........  $1,428,000  $1,111,000  $4,051,000 $(3,710,000)
                                ==========  ==========  ========== ===========

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

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
                      PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets--as Restated as of June 30,
     1999 and December 31, 1998..........................................    1
    Condensed Consolidated Statements of Income and Comprehensive
     Income--as Restated for the three months and six months ended June
     30, 1999 and June 30, 1998 .........................................    2
    Condensed Consolidated Statements of Cash Flows--as Restated for the
     six months ended June 30, 1999 and June 30, 1998....................    3
    Notes to Condensed Consolidated Financial Statements.................    4
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    15
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    25
 Risk Factors............................................................   26
                        PART II. OTHER INFORMATION
 Item 1. Legal Procedings...............................................    33
 Item 6. Exhibits and Reports on Form 8-K...............................    33
 Signatures..............................................................   34

---------------------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

            CONDENSED CONSOLIDATED BALANCE SHEETS--AS RESTATED

                                                    June 30,      December 31,
                                                      1999            1998
                                                 --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents....................  $   24,673,000  $   41,487,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $103,578,000 and
   $61,848,000, respectively...................     444,239,000     416,472,000
  Deferred income taxes........................      61,199,000      39,014,000
  Other current assets.........................      69,374,000      69,541,000
                                                 --------------  --------------
    Total current assets.......................     599,485,000     566,514,000
Property and equipment, net....................     273,785,000     233,337,000
Notes receivable and other long-term assets....      79,491,000      38,268,000
Intangible assets, net of accumulated
 amortization of $146,706,000 and $114,536,000,
 respectively..................................   1,149,702,000   1,073,500,000
                                                 --------------  --------------
    Total assets...............................  $2,102,463,000  $1,911,619,000
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations.....  $   23,633,000  $   21,847,000
  Other current liabilities....................     157,193,000     156,603,000
                                                 --------------  --------------
    Total current liabilities..................     180,826,000     178,450,000
Long term debt and other.......................   1,409,077,000   1,227,671,000
Deferred income taxes..........................      14,022,000       8,212,000
Minority interests.............................      24,697,000      23,422,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 81,182,000
   and 81,030,000 shares issued and
   outstanding, respectively)..................          81,000          81,000
  Additional paid-in capital...................     424,578,000     421,675,000
  Notes receivable from stockholders...........        (371,000)       (356,000)
  Accumulated other comprehensive income.......      (4,059,000)
  Retained earnings............................      53,612,000      52,464,000
                                                 --------------  --------------
    Total stockholders' equity.................     473,841,000     473,864,000
                                                 --------------  --------------
    Total liabilities and stockholders'
     equity....................................  $2,102,463,000  $1,911,619,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME--

                                AS RESTATED

            Three months and six months ended June 30, 1999 and 1998

                                Three months                 Six months
                          --------------------------  --------------------------
                              1999          1998          1999          1998
                          ------------  ------------  ------------  ------------
STATEMENTS OF INCOME
Net operating revenues..  $352,819,000  $288,350,000  $705,063,000  $546,183,000
Operating expenses:
  Facilities............   249,298,000   184,399,000   480,188,000   352,839,000
  General and
   administrative.......    30,809,000    18,087,000    53,167,000    34,709,000
  Provision for doubtful
   accounts.............    35,707,000     7,741,000    46,185,000    15,112,000
  Depreciation and
   amortization.........    27,293,000    22,714,000    54,219,000    42,250,000
  Write-off of
   investments and
   loans................    16,600,000                  16,600,000
  Merger and related
   costs................                                              79,435,000
                          ------------  ------------  ------------  ------------
   Total operating
    expenses............   359,707,000   232,941,000   650,359,000   524,345,000
  Operating income
   (loss)...............    (6,888,000)   55,409,000    54,704,000    21,838,000
Interest expense, net of
 capitalized interest...   (24,370,000)  (16,544,000)  (47,137,000)  (31,061,000)
Interest rate swap--
 early termination
 costs..................                  (9,823,000)                 (9,823,000)
Interest income and
 other..................     1,934,000     1,022,000     3,264,000     2,664,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   income taxes,
   minority interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............   (29,324,000)   30,064,000    10,831,000   (16,382,000)
Income taxes (benefit)..    (9,786,000)   11,658,000     4,844,000    11,778,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   minority interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............   (19,538,000)   18,406,000     5,987,000   (28,160,000)
Minority interests in
 income of consolidated
 subsidiaries...........     2,521,000     1,565,000     4,839,000     2,958,000
                          ------------  ------------  ------------  ------------
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............   (22,059,000)   16,841,000     1,148,000   (31,118,000)
Extraordinary loss, net
 of tax of $6,087,000
 and $7,688,000,
 respectively...........                   9,932,000                  12,744,000
Cumulative effect of
 change in accounting
 principle, net of tax
 of $4,300,000..........                                               6,896,000
                          ------------  ------------  ------------  ------------
Net income (loss).......  $(22,059,000) $  6,909,000  $  1,148,000  $(50,758,000)
                          ============  ============  ============  ============
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $     (0.27)  $       0.21  $       0.01  $      (0.39)
  Extraordinary loss,
   net of tax...........                       (0.12)                      (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                   (0.09)
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $     (0.27)  $       0.09  $       0.01  $      (0.64)
                          ============  ============  ============  ============
Weighted average number
 of common shares
 outstanding............    81,149,000    80,714,000    81,125,000    79,692,000
                          ============  ============  ============  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $     (0.27)  $       0.20  $       0.01  $      (0.39)
  Extraordinary loss,
   net of tax...........                       (0.12)                      (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                   (0.09)
                          ------------  ------------  ------------  ------------
  Net income (loss).....  $     (0.27)  $       0.08  $       0.01  $      (0.64)
                          ============  ============  ============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............    81,149,000    82,384,000    82,019,000    79,692,000
                          ============  ============  ============  ============
STATEMENTS OF
 COMPREHENSIVE INCOME
  Net income (loss).....  $(22,059,000) $  6,909,000  $  1,148,000  $(50,758,000)
  Other comprehensive
   income:
   Foreign currency
    translation.........    (3,723,000)                 (4,059,000)
                          ------------  ------------  ------------  ------------
  Comprehensive income
   (loss)...............  $(25,782,000) $  6,909,000  $ (2,911,000) $(50,758,000)
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

                        TOTAL RENAL CARE HOLDINGS, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--AS RESTATED

                    Six months ended June 30, 1999 and 1998

                                                          Six months
                                                 -----------------------------
                                                     1999           1998
                                                 ------------  ---------------
Cash flows from operating activities:
  Net income (loss)............................. $  1,148,000  $   (50,758,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization...............   54,219,000       42,250,000
    Extraordinary item, net of tax..............                    12,744,000
    Deferred income taxes.......................                    (1,182,000)
    Provision for doubtful accounts.............   46,185,000       15,112,000
    Write-off of investments and loans..........   16,600,000
    Change in accounting principle, net of tax..                     6,896,000
    Compensation expense from stock option
     exercise...................................                    16,000,000
    Stock option expense........................      114,000        2,626,000
    Changes in working capital..................  (87,489,000)     (74,460,000)
                                                 ------------  ---------------
      Total adjustments.........................   29,629,000       19,986,000
                                                 ------------  ---------------
        Net cash provided by (used in) operating
         activities.............................   30,777,000      (30,772,000)
                                                 ------------  ---------------
Cash flows from investing activities:
  Purchases of property and equipment...........  (61,799,000)     (35,842,000)
  Cash paid for acquisitions, net of cash
   acquired..................................... (127,627,000)    (216,669,000)
  Other.........................................  (37,551,000)     (26,973,000)
                                                 ------------  ---------------
        Net cash used in investing activities... (226,977,000)    (279,484,000)
                                                 ------------  ---------------
Cash flows from financing activities:
  Borrowings from bank credit facility..........  181,875,000    1,397,000,000
  Principal payments on long-term obligations...   (7,237,000)  (1,114,070,000)
  Net proceeds from sale of common stock........    2,033,000       19,615,000
  Other.........................................    2,715,000        5,395,000
                                                 ------------  ---------------
        Net cash provided by financing
         activities.............................  179,386,000      307,940,000
                                                 ------------  ---------------
Net decrease in cash............................  (16,814,000)      (2,316,000)
Cash at beginning of period.....................   41,487,000        6,700,000
                                                 ------------  ---------------
Cash at end of period........................... $ 24,673,000  $     4,384,000
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

Restatement

  Our financial statements have been restated for the three and six months ended June 30, 1998 and 1999, as summarized below. Such restatements supersede our financial statements included in Form 10-Q previously reported.

               Decreases (increases) to income before taxes

                                For the three months      For the six months
                                   ended June 30,           ended June 30,
                                ----------------------  ----------------------
                                   1998        1999        1998       1999
                                ----------  ----------  ---------- -----------
To reflect goodwill
 adjustments associated with
 acquisition transactions:(1)
  Valuation adjustments(2)....  $ (126,000) $  (69,000) $  400,000 $  (138,000)
  Pre-acquisition management
   fees(3)....................     (35,000)    138,000     852,000     102,000
  Other acquisition costs.....     460,000       6,000     173,000      12,000
To recognize a calculated fair
 value of stock options
 granted to medical directors
 and contract labor...........   1,129,000   1,036,000   2,626,000     114,000
To reflect accounts payable
 accruals in the quarters the
 liabilities were subsequently
 determined to have been
 incurred.....................                                      (3,800,000)
                                ----------  ----------  ---------- -----------
  Decrease (increase) to
   income before taxes........  $1,428,000  $1,111,000  $4,051,000 $(3,710,000)
                                ==========  ==========  ========== ===========

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  A reconciliation of the amounts previously reported for the three and six months ended June 30, 1998 and 1999 to the amounts presented in the restated consolidated financial statements is as follows:

                                                 For the three months ended
                          -------------------------------------------------------------------------
                                     June 30, 1998                        June 30, 1999
                          ------------------------------------ ------------------------------------
                          As previously                        As previously
                            reported    Adjustment As restated   reported    Adjustment As restated
                          ------------- ---------- ----------- ------------- ---------- -----------
                                               (in thousands except per share)
Net operating revenues..    $288,350                $288,350     $352,993     $  (174)   $352,819
Operating expenses
  Facilities............     183,324      $1,075     184,399      248,530         768     249,298
  General and
   administrative.......      17,605         482      18,087       30,541         268      30,809
  Provision for doubtful
   accounts.............       7,779         (38)      7,741       35,707                  35,707
  Depreciation and
   amortization.........      22,805         (91)     22,714       27,392         (99)     27,293
  Write off of
   investments and
   loans................                                           16,600                  16,600
   Total operating
    expenses............     231,513       1,428     232,941      358,770         937     359,707
Operating income........      56,837      (1,428)     55,409       (5,777)     (1,111)     (6,888)
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      17,839        (998)     16,841      (20,982)     (1,077)    (22,059)
Net income (loss).......       7,907        (998)      6,909      (20,982)     (1,077)    (22,059)
Income (loss) per common
 share:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............        0.22       (0.01)       0.21        (0.26)      (0.01)      (0.27)
  Extraordinary loss....       (0.12)                  (0.12)
  Cumulative effect of
   change in accounting
   principle............
  Net income (loss) per
   share................        0.10       (0.01)       0.09        (0.26)      (0.01)      (0.27)
Income (loss) per common
 share-- assuming
 dilution:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............        0.22       (0.02)       0.20        (0.26)      (0.01)      (0.27)
  Extraordinary loss....       (0.12)                  (0.12)
  Cumulative effect of
   change in accounting
   principle............
  Net income (loss) per
   share................        0.10       (0.02)       0.08        (0.26)      (0.01)      (0.27)

                        TOTAL RENAL CARE HOLDINGS, INC.

                                                  For the six months ended
                          -------------------------------------------------------------------------
                                     June 30, 1998                        June 30, 1999
                          ------------------------------------ ------------------------------------
                          As previously                        As previously
                            reported    Adjustment As restated   reported    Adjustment As restated
                          ------------- ---------- ----------- ------------- ---------- -----------
                                              (in thousands, except per share)
Net operating revenues..    $547,099      $ (916)   $546,183     $705,237     $  (174)   $705,063
Operating expenses
  Facilities............     350,319       2,520     352,839      483,763      (3,575)    480,188
  General and
   administrative.......      34,515         194      34,709       53,278        (111)     53,167
  Provision for doubtful
   accounts.............      14,542         570      15,112       46,185                  46,185
  Depreciation and
   amortization.........      42,399        (149)     42,250       54,417        (198)     54,219
  Merger and related
   costs................      79,435                  79,435
  Write off of
   investments and
   loans................                                           16,600                  16,600
   Total operating
    expenses............     521,210       3,135     524,345      654,243      (3,884)    650,359
Operating income........      25,889      (4,051)     21,838       50,994       3,710      54,704
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     (28,249)     (2,869)    (31,118)      (1,041)      2,189       1,148
Net income (loss).......     (47,889)     (2,869)    (50,758)      (1,041)      2,189       1,148
Income (loss) per common
 share:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............       (0.35)      (0.04)      (0.39)       (0.01)       0.02        0.01
  Extraordinary loss....       (0.16)                  (0.16)
  Cumulative effect of
   change in accounting
   principle............       (0.09)                  (0.09)
  Net income (loss) per
   share................       (0.60)      (0.04)      (0.64)       (0.01)       0.02        0.01
Income (loss) per common
 share--assuming
 dilution:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............       (0.35)      (0.04)      (0.39)       (0.01)       0.02        0.01
  Extraordinary loss....       (0.16)                  (0.16)
  Cumulative effect of
   change in accounting
   principle............       (0.09)                  (0.09)
  Net income (loss) per
   share................       (0.60)      (0.04)      (0.64)       (0.01)       0.02        0.01

                                    June 30, 1999                      December 31, 1998
                         ------------------------------------ ------------------------------------
                         As previously                        As previously
                           reported    Adjustment As restated   reported    Adjustment As restated
                         ------------- ---------- ----------- ------------- ---------- -----------
                                                      (in thousands)
Current assets..........  $  592,513    $ 6,972   $  599,485   $  559,542    $  6,972  $  566,514
Long term assets........   1,513,888    (10,910)   1,502,978    1,356,039     (10,934)  1,345,105
Total assets............   2,106,401     (3,938)   2,102,463    1,915,581      (3,962)  1,911,619
Current liabilities.....     179,119      1,707      180,826      174,464       3,986     178,450
Long term liabilities,
 other..................   1,447,796               1,447,796    1,259,305               1,259,305
Stockholders' equity....     479,486     (5,645)     473,841      481,812      (7,948)    473,864
Liabilities and
 stockholders' equity...   2,106,401     (3,938)   2,102,463    1,915,581      (3,962)  1,911,619

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

                                         Severance
                             Direct         and         Costs to
                          Transaction    Employment    Integrate
                             Costs         Costs       Operations      Total
                          ------------  ------------  ------------  ------------
Initial expense.........  $ 21,580,000  $ 41,960,000  $ 15,895,000  $ 79,435,000
Amounts utilized in
 1998...................   (22,885,000)  (37,401,000)  (13,137,000)  (73,423,000)
Adjustment of
 estimates..............     1,305,000      (959,000)   (1,593,000)   (1,247,000)
                          ------------  ------------  ------------  ------------
Accrual, December 31,
 1998...................  $        --      3,600,000     1,165,000     4,765,000
                          ============
Amounts utilized--1st
 quarter 1999...........                    (600,000)      (90,000)     (690,000)
                                        ------------  ------------  ------------
Accrual, March 31,
 1999...................                   3,000,000     1,075,000     4,075,000
Amounts utilized--2nd
 quarter 1999...........                                   (90,000)      (90,000)
                                        ------------  ------------  ------------
Accrual, June 30, 1999..                $  3,000,000  $    985,000  $  3,985,000
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

  The results of operations on a pro forma basis, as though the above acquisitions had been combined with us at the beginning of each period presented for the six months ended June 30, are as follows:

                                                        1999         1998
                                                    ------------ ------------
   Pro forma net operating revenues................ $718,206,000 $575,789,000
   Pro forma income (loss) before extraordinary
    item and cumulative effect of change in
    accounting principle........................... $  1,825,000 $(29,905,000)
   Pro forma net income (loss)..................... $  1,825,000 $(49,545,000)
   Pro forma income (loss) per share before
    extraordinary item and cumulative effect of
    change in accounting principle:
     Basic......................................... $       0.02 $      (0.38)
     Assuming dilution............................. $       0.02 $      (0.38)

  4. In March 1998, Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, or SOP 98-1, was issued. We adopted SOP 98-1 in the first quarter of

                        TOTAL RENAL CARE HOLDINGS, INC.

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

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                             Three months ended          Six months ended
                                  June 30,                   June 30,
                          -------------------------  -------------------------
                              1999         1998         1999          1998
                          ------------  -----------  -----------  ------------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............  $(22,059,000) $16,841,000  $ 1,148,000  $(31,118,000)
Extraordinary loss, net
 of tax.................                  9,932,000                 12,744,000
Cumulative effect of
 change in accounting
 principle, net of tax..                                             6,896,000
                          ------------  -----------  -----------  ------------
Income (loss)--assuming
 dilution...............  $(22,059,000) $ 6,909,000  $ 1,148,000  $(50,758,000)
                          ============  ===========  ===========  ============
Applicable common shares
  Average outstanding
   during the period....    81,176,000   80,724,000   81,149,000    79,703,000
Reduction in shares in
 connection with notes
 receivable from
 employees..............       (27,000)     (10,000)     (24,000)      (11,000)
                          ------------  -----------  -----------  ------------
Weighted average number
 of shares outstanding
 for use in computing
 earnings per share.....    81,149,000   80,714,000   81,125,000    79,692,000
Dilutive effect of
 outstanding stock
 options................                  1,670,000      894,000
                          ------------  -----------  -----------  ------------
Weighted average number
 of shares and
 equivalents outstanding
 for use in computing
 earnings per share--
 assuming dilution......    81,149,000   82,384,000   82,019,000    79,692,000
                          ============  ===========  ===========  ============
Earnings (loss) per
 common share:
  Income (loss) per
   common share before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $     (0.27)  $      0.21  $      0.01  $      (0.39)
  Extraordinary loss,
   net of tax...........                      (0.12)                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                  (.09)
                          ------------  -----------  -----------  ------------
Net income (loss) per
 common share...........  $      (0.27) $      0.09  $      0.01  $      (0.64)
                          ============  ===========  ===========  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $      (0.27) $      0.20  $      0.01  $      (0.39)
  Extraordinary loss,
   net of tax...........                      (0.12)                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                 (0.09)
                          ------------  -----------  -----------  ------------
Net income (loss) per
 common share--assuming
 dilution...............  $      (0.27) $      0.08  $      0.01  $      (0.64)
                          ============  ===========  ===========  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

  The effect of RTC's 5 5/8% convertible subordinated notes due 2006 and our 7% convertible notes due 2009 were anti-dilutive for all periods presented.

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  The following is summarized financial information of RTC:

                                                         June 30,   December 31,
                                                          1999          1998
                                                       ------------ ------------
   Cash and cash equivalents.........................  $    746,000 $  5,396,000
   Accounts receivable, net..........................   131,912,000  130,129,000
   Other current assets..............................    20,348,000   19,106,000
                                                       ------------ ------------
     Total current assets............................   153,006,000  154,631,000
   Property and equipment, net.......................    92,990,000   75,641,000
   Intangible assets, net............................   416,867,000  406,603,000
   Other assets......................................     8,241,000    9,249,000
                                                       ------------ ------------
     Total assets....................................  $671,104,000 $646,124,000
                                                       ============ ============
   Current liabilities (includes intercompany payable
    to TRCH of $278,452,000 and $306,628,000,
    respectively)....................................  $368,604,000 $354,489,000
   Long-term debt....................................   128,495,000  125,199,000
   Stockholder's equity..............................   174,005,000  166,436,000
                                                       ------------ ------------
     Total liabilities and stockholder's equity......  $671,104,000 $646,124,000
                                                       ============ ============

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                              ------------------------- -------------------------
                                  1999         1998         1999         1998
                              ------------ ------------ ------------ ------------
   Net operating revenues...  $125,900,000 $123,990,000 $246,302,000 $238,651,000
   Total operating
    expenses................   112,119,000   99,858,000  226,360,000  236,465,000
                              ------------ ------------ ------------ ------------
   Operating income.........    13,781,000   24,132,000   19,942,000    2,186,000
   Interest expense, net....     1,745,000    1,201,000    3,547,000    4,789,000
                              ------------ ------------ ------------ ------------
   Income before income
    taxes...................    12,036,000   22,931,000   16,395,000   (2,603,000)
   Income taxes.............     4,814,000    4,996,000    8,855,000    7,028,000
                              ------------ ------------ ------------ ------------
     Income (loss) before
      extraordinary item and
      cumulative effect of
      change in accounting
      principle.............  $  7,222,000 $ 17,935,000 $  7,540,000 $ (9,631,000)
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

  9. Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that approximately 97% of the tests performed by this laboratory for the review periods the carrier has identified, from January 1995 to April 1996, and May 1996 to March 1998, were not properly supported by the prescribing physicians' medical justification. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $14.2 million for the review period from May 1996 to March 1998. The carrier also has suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. From the beginning of the suspension through June 30, 1999, the carrier has withheld approximately $23 million. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and the Department of Health and Human Services, or HHS, of this matter, and we are cooperating with DOJ and HHS.

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

  12. Notes receivable and other long term assets, which are associated with dialysis businesses, consisted of the following:

                                               June 30, 1999 December 31, 1998
                                               ------------- -----------------
   Operating advances to managed facilities...  $32,588,000
   Notes receivable, less allowance of
    $9,415,000 and $0.........................   25,082,000     $29,257,000
   Equity investments.........................   10,787,000       7,323,000
   Other......................................   11,034,000       1,688,000
                                                -----------     -----------
                                                $79,491,000     $38,268,000
                                                ===========     ===========

  Operating advances to managed facilities are generally unsecured and interest bearing under the terms of the applicable management agreements. The notes receivable are due commencing in 2001, bear interest at the prime rate plus 1.5%, are convertible into equity of these businesses and are secured by assets of the respective businesses. The equity investments are accounted for under the equity method of accounting for businesses in which we own at least a 20% interest and have significant influence over the businesses. The remaining investments are accounted for under the cost method.

  During the second quarter of 1999, we provided an allowance of $5,315,000 against notes receivable and wrote off a $5,000,000 equity investment balance associated with one business that was unable to obtain additional financing as planned that was necessary to meet its operating goals and commitments. We do not expect recovery of these amounts, even through a bankruptcy process.

  We also increased the allowance for notes receivable by $4,100,000 for other accounts based on our reviews of the respective businesses' financial performance and projected operating results. We conducted these reviews because of the deteriorating financial results of these businesses as of this time. The remaining net balances represent our best estimate of ultimate recoveries based on the underlying assets and projected cash flows. We will not accrue interest on these balances unless the estimated recovery amounts justify such accruals in the future.

  The second quarter write-offs included the above charges as well as $2,185,000 of software acquisition costs associated with a planned software operating system that we terminated and abandoned in the second quarter of 1999.

  We will review the adequacy of the notes receivable allowance and the equity investments for further possible impairments as events or circumstances indicate that additional valuation adjustments may be necessary.

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

Results of operations

 Three months ended June 30, 1999 compared to the three months ended June 30,
1998

  Net operating revenues. Net operating revenues increased $64,469,000 to $352,819,000 in the second quarter of 1999 from $288,350,000 in the second quarter of 1998, representing a 22% increase. Of this increase, $68,087,000 was due to increased treatments, of which $51,840,000 was from acquisitions consummated after the second quarter of 1998, $20,354,000 was from de novo developments commencing operations after the second quarter of 1998 and the remainder was from existing facilities as of June 30, 1998. The difference between the $68,087,000 described above and the total change of $64,469,000 resulted from an overall decrease in net operating revenues per treatment which decreased from $243.01 in the second quarter of 1998 to $240.54 in the second quarter of 1999. This decrease in net operating revenue per treatment primarily was attributable to a $17,843,000 overall decline in the rates we receive for our dialysis services. The decline in rates is the result of increasing our contractual allowances, primarily related to billings from our Tacoma office, to reflect recent trends in collection experience as further described under "Provision for doubtful accounts" below. This decline was partially offset by an increase in ancillary services intensity and pricing of $11,390,000, primarily in the administration of EPO of $11,160,000, an increase of $460,000 in corporate and ancillary program fees, primarily from the expansion of laboratory services to former RTC facilities of $443,000; and an increase in non-patient services revenue of $2,375,000 from the increase in dialysis facility management services to facilities that we do not own or control.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $64,899,000 to $249,298,000 in the second quarter of 1999 from $184,399,000 in the second quarter of 1998 and as a percentage of net operating revenues, facility operating expenses increased to 70.7% in the second quarter of 1999 from 63.9% in the second quarter of 1998. This increase was primarily attributable to increased usage in EPO and other medical supplies and the impact of a lower net revenue per treatment. Additionally, during the second quarter of 1999, a provision of $4,500,000 was recorded for the resolution of claims made by pharmaceutical and medical supply vendors. We had conducted a comprehensive search for potentially unrecorded liabilities, including requesting complete vendor statements from vendors who had not previously provided them to us. Some claims provided by the vendors related to acquired businesses or did not correspond to our records and therefore required extensive research and investigation. The amount of the provision was less than the estimate of $8,000,000 to $10,000,000 that we disclosed in our July 18, 1999 press release. In the press release, we disclosed the maximum possible provision that we expected we might need to record. After the press release, we continued our analysis of these vendor claims and settlement activities. Substantial amounts of these claims were resolved in our favor.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $12,722,000 to $30,809,000 in the second quarter of 1999 from $18,087,000 in the second quarter of 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 8.7% in the second quarter of 1999 from 6.3% in the second quarter of 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the second quarter of 1999 includes approximately $2,500,000 of expenses related to costs of business purchase transactions we will not consummate and operating costs associated with a corporate jet we are no longer using.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from all payor sources in addition to the relative percentage of accounts receivable by aging category and collection trends. The provision for doubtful accounts increased by $27,966,000 to $35,707,000 in the second quarter of 1999 from $7,741,000 in the second quarter of 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 10.1% in the second quarter of 1999 from 2.7% in the second quarter of 1998. This is primarily a result of a $24,000,000 increase in the provision for doubtful accounts relating to patient accounts receivable billed from our Tacoma business office. Our Tacoma office collection practices had not kept pace with the growth of our business and receivables have aged, causing them to be more difficult to collect. During the second quarter of 1999 we identified large amounts of old accounts receivable balances from our Tacoma office that were continuing to age without significant reduction. This caused us to reassess the adequacy of our provision for these balances. During 1997 and 1998, our rapid growth and the associated increase in the volume of our third party payors and the complexity of our relationships with them put many of the processes that had been successful on a smaller scale in prior periods under increased pressure. Additionally, the billing system used in our Tacoma office during 1997 and 1998 required more estimates and individual biller judgment than the current system. Our continual monitoring subsequently revealed that these events and circumstances were impacting the earlier estimates of our ability to collect these balances.

  As of July 1999, we have transitioned all of our domestic accounts receivable billings and collections to a more automated system that requires less biller judgment and organizes billers into major payor categories, which allows specialization by payor. This is an updated version of the system that has been in use at our Berwyn office since our merger with RTC. Furthermore, we have placed an increased emphasis on initial and ongoing training for all of our patient accounting employees. We continually assess the adequacy of the provision for doubtful accounts. We will recognize adjustments to those amounts, as additional information becomes available to us based upon current collection trends.

  Depreciation and amortization. Depreciation and amortization increased $4,579,000 to $27,293,000 in the second quarter of 1999 from $22,714,000 in the second quarter of 1998. As a percentage of net operating revenues, depreciation and amortization decreased slightly to 7.7% in the second quarter of 1999 from 7.9% in the second quarter of 1998.

  Write-off of investments. Write-off of investments and loans recorded in the second quarter of 1999 of $16,600,000 represents allowances provided for loans to, and investments in, several dialysis related businesses. The amount of the write-offs increased from our previous estimate of $10 million in our July 18, 1999 press release because:

  . Upon further investigation of one of these investments, we determined that we did not expect the investment to have any value because the business was unable to raise additional capital as planned;

  . We made a decision not to utilize software acquired from one of these entities resulting in $2,185,000 of additional write-offs; and

  . Upon review of other loans to dialysis related businesses, we identified additional loans requiring allowances.

  Operating income (loss). Operating results decreased $62,297,000 to an operating loss of $6,888,000 in the second quarter of 1999 from an operating income of $55,409,000 in the second quarter of 1998. As a percentage of net operating revenues, operating results decreased to an operating loss of 2.0% in the second quarter of 1999 from an operating income of 19.2% in the second quarter of 1998 primarily due to the increases in both facility operating and general and administrative expenses and the additions to the valuation allowances for patient accounts receivables and the write-off of loans to, and investments in, dialysis related businesses as described above.

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

  Provision for income taxes. Provision for income taxes decreased $21,444,000 to a benefit of $9,786,000 for the second quarter of 1999 from an expense of $11,658,000 in the second quarter of 1998. The effective tax rate was a benefit of 30.6% for the second quarter of 1999 compared to 46.0% in the second quarter of 1998, after minority interest. The change in the effective tax rate primarily was due to $3.8 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax base. Before consideration of these permanent tax differences, the consolidated effective tax rate benefit was 34.7%, after minority interests.

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

 Six months ended June 30, 1999 compared to the six months ended June 30, 1998

  Net operating revenues. Net operating revenues increased $158,880,000 to $705,063,000 in the six months ended June 30, 1999 from $546,183,000 in the six months ended June 30, 1998, representing a 29.1% increase. Of this increase, $136,865,000 was due to increased treatments, of which $85,845,000 was from acquisitions consummated after the six months ended June 30, 1998, $35,698,000 was from de novo developments commencing operations after the six months ended June 30, 1998 and $15,322,000 was from existing facilities as of June 30, 1998. The remaining increase of $22,015,000 resulted from an increase in net operating revenues per treatment which increased from $238.90 in the six months ended June 30, 1998 to $246.68 in the six months ended June 30, 1999. The increase in net operating revenue per treatment was mainly attributable to an increase in ancillary services intensity and pricing of $28,999,000, primarily in the administration of EPO of $26,203,000, an increase in corporate and ancillary program fees of $5,207,000, primarily from the expansion of laboratory services to former RTC facilities of $3,680,000, an increase in non-patient services revenue of $3,381,000 from the increase in dialysis facility management services to facilities that we do not own or control, and an offsetting decrease in our net operating revenue per treatment of $15,392,000, as a result of increasing our contractual allowances primarily related to billings from our Tacoma office to reflect recent trends in collection experience as discussed above.

  Facility operating expenses. Facility operating expenses increased $127,349,000 to $480,188,000 in the six months ended June 30, 1999 from
$352,839,000 in the six months ended June 30, 1998 and as a percentage of net operating revenues, facility operating expenses increased to 68.1% in the six months ended June 30, 1999 from 64.6% in the six months ended June 30, 1998. This increase was primarily attributable to increased usage in EPO and other medical supplies and the impact of a lower net revenue per treatment. Additionally, during the second quarter of 1999, a provision of $4,500,000 was recorded for the resolution of claims made by vendors, as discussed above.

  General and administrative expenses. General and administrative expenses increased $18,458,000 to $53,167,000 in the six months ended June 30, 1999 from $34,709,000 in the six months ended June 30, 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 7.5% in the six months ended June 30, 1999 from 6.4% in the six months ended June 30, 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the six months ended June 30, 1999 includes approximately $2,500,000 of expenses related to costs of business purchase transactions which we will not consummate and operating costs associated with a corporate jet we are no longer using.

  Provision for doubtful accounts. The provision for doubtful accounts increased $31,073,000 to $46,185,000 in the six months ended June 30, 1999 from $15,112,000 in the six months ended June 30, 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 6.6% in the six months ended June 30, 1999 from 2.8% in the six months ended June 30, 1998. This is primarily a result of the $24,000,000 increase in the provision for doubtful accounts relating to collectibility problems of patient accounts receivable billed from our Tacoma business office, as discussed above.

  Depreciation and amortization. Depreciation and amortization increased $11,969,000 to $54,219,000 in the six months ended June 30, 1999 from $42,250,000 in the six months ended June 30, 1998. As a percentage of net operating revenues, depreciation and amortization was 7.7% in both six month periods.

  Write-off of investments. Write-off of investments and loans recorded in the six months ended June 30, 1999 of $16,600,000 represents allowances provided for loans to, and investments in, several dialysis related businesses, which we are unlikely to recover as a result of recent deterioration in the financial condition of these businesses, as discussed above.

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

  A summary of merger and related costs and accrual activity through June 30, 1999 is as follows:

                         Direct Transaction  Severance and   Costs to Integrate
                               Costs        Employment Costs     Operations        Total
                         ------------------ ---------------- ------------------ ------------
Initial expense.........    $ 21,580,000      $ 41,960,000      $ 15,895,000    $ 79,435,000
Amounts utilized in
 1998...................     (22,885,000)      (37,401,000)      (13,137,000)    (73,423,000)
Adjustment of
 estimates..............       1,305,000          (959,000)       (1,593,000)     (1,247,000)
                            ------------      ------------      ------------    ------------
Accrual, December 31,
 1998...................    $        --          3,600,000         1,165,000       4,765,000
                            ============
Amounts utilized--1st
 quarter 1999...........                          (600,000)          (90,000)       (690,000)
                                              ------------      ------------    ------------
Accrual, March 31,
 1999...................                         3,000,000         1,075,000       4,075,000
Amounts utilized--2nd
 quarter 1999...........                                             (90,000)        (90,000)
                                              ------------      ------------    ------------
Accrual, June 30,
 1999...................                      $  3,000,000      $    985,000    $  3,985,000
                                              ============      ============    ============

  The remaining balance of severance and employment costs represents tax gross-up payments expected to be paid by the end of the year. The remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

  Operating income. Operating income decreased $46,569,000 to $54,704,000 in the six months ended June 30, 1999 from $101,273,000, before merger and related costs, in the six months ended June 30, 1998. As a percentage of net operating revenues, operating income before merger and related costs decreased to 7.8% in the six months ended June 30, 1999 from 18.5% in the six months ended June 30, 1998. This decrease was primarily attributable to increases in both facility operating and general and administrative expenses and the additions to valuation allowances for patient accounts receivable and the write-off of loans and investments in dialysis related businesses.

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

  Provision for income taxes. Provision for income taxes decreased $6,934,000 to $4,844,000 for the six months ended June 30, 1999 from $11,778,000 in the six months ended June 30, 1998. The effective tax rate was 81.7% for the six months ended June 30, 1999 compared to 41.2% in the six months ended June 30, 1998, after minority interest but before merger and related costs. The change in the effective tax rate primarily was due to $5.8 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax income base. Before consideration of these permanent tax differences, the consolidated effective tax rate was 41.5%, after minority interests.

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

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments, and equipment purchases. Net cash provided by operating activities was $30.8 million for the first six months of 1999 and net cash used in operating activities was $30.8 million for the first six months of 1998. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, non-cash interest and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable.

  Accounts receivable, net of allowance for doubtful accounts, increased during the first six months of 1999 by $27.8 million, of which approximately $12.0 million was due to the continuance of the payment suspension imposed on our Florida-based laboratory by its Medicare carrier, cumulatively $23 million. The remaining $15.8 million primarily was due to the increase in our net operating revenues. We have recorded no allowances as a result of the payment suspension imposed on our Florida-based laboratory because we believe that we will ultimately collect these amounts. Until it is resolved, the payment suspension will negatively impact our cash flows from operations and may require us to borrow additional amounts to fund our working capital needs, depending on our other cash flows.

  Net cash used in investing activities was $227.0 million for the first six months of 1999 and $279.5 million for the first six months of 1998. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $179.4 million for the first six months of 1999 and $307.9 million for the first six months of 1998 primarily consisting of borrowings from our credit facilities. The decreases in net cash used in investing activities and in net cash provided by financing activities were due to our completing fewer acquisitions in the first six months of 1999 as compared to the first six months of 1998. As of June 30, 1999, we had working capital of $418.7 million, including cash of $24.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

  Due to the acceleration of the maturity of our credit facilities, our repayment requirements have been modified. The table below has been revised from the one disclosed in our Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1998, to reflect the modified principal repayments on our debt obligations and the related variable weighted average interest rates by expected maturity dates.

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

                                  RISK FACTORS

  In addition to the other information set forth in this Form 10-Q/A, you should note the following risks related to our business.

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

  Our balance sheet has an amount designated as "goodwill" that represents 46% of our assets and 203% of our stockholders' equity at June 30, 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the period benefited. The current average useful life is 34 years for our goodwill and 21 years for all of our intangible assets that relate to business combinations. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, acquired businesses.

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

  . Stockholders' equity of approximately $474 million; and

  . A ratio of earnings to fixed charges of 1.11.

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

Forward-looking statements

  We believe that this Form 10-Q/A contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Form 10-Q/A. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Procedings

  The information in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    10.1 Employment Agreement, dated as of May, 6 1999, by and between TRCH and George DeHuff.*+

    10.2 Amendment No. 3 and Waiver, dated as of August 9, 1999, to and under the Revolving Credit Agreement.+

    10.3 Limited Waiver and Second Amendment, dated as of August 9, 1999, to the Term Loan Agreement.+

    27.1 Financial Data Schedule--three months ended June 30, 1999 and three months ended June 30, 1998.U

    27.2 Financial Data Schedule--six months ended June 30, 1999 and six months ended June 30, 1998.U

---------------------
* Management contract or executive compensation plan or arrangement.

U Filed herewith.

+ Filed on August 16, 1999 as an exhibit to our Form 10-Q for the quarter ended
 June 30, 1999.

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

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
 10.1    Employment Agreement, dated as of May, 6 1999, by and between TRCH and
          George DeHuff.*+

 10.2 Amendment No. 3 and Waiver, dated as of August 9, 1999, to and under the Revolving Credit Agreement.+

 10.3 Limited Waiver and Second Amendment, dated as of August 9, 1999, to the Term Loan Agreement.+

 27.1 Financial Data Schedule--three months ended June 30, 1999 and three months ended June 30, 1998.U

 27.2 Financial Data Schedule--six months ended June 30, 1999 and six months ended June 30, 1998.U

---------------------
* Management contract or executive compensation plan or arrangement.

U Filed herewith.

+ Filed on August 16, 1999 as an exhibit to our Form 10-Q for the quarter ended
 June 30, 1999.