Form 10-Q/A
period 1999-09-30
TOTAL RENAL CARE HOLDINGS INC
filed 2000-01-28
CIK 927066

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

                          INTRODUCTORY STATEMENT

  We are filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 1999 to restate our financial statements for the three months and nine months ended September 30, 1998 and 1999 as summarized below. Concurrent restatements for the three years ended December 31, 1998 have been reported on our 1998 Form 10-K/A (Amendment No. 2).

               Decreases (increases) to income before taxes

                                    For the three
                                    months ended        For the nine months
                                    September 30,       ended September 30,
                                 --------------------  ----------------------
                                   1998       1999        1998       1999
                                 ---------  ---------  ---------- -----------
To reflect goodwill adjustments
 associated with acquisition
 transactions:(1)
  Valuation adjustments(2)...... $(158,000) $ (69,000) $  242,000 $  (207,000)
  Pre-acquisition management
   fees(3)......................   (35,000)   (38,000)    817,000      64,000
  Other acquisition costs.......    37,000      6,000     210,000      18,000
To recognize a calculated fair
 value of stock options granted
 to medical directors and
 contract labor.................  (336,000)  (332,000)  2,290,000    (218,000)
To reflect accounts payable
 accruals in the quarters the
 liabilities were subsequently
 determined to have been
 incurred.......................   195,000                195,000  (3,800,000)
                                 ---------  ---------  ---------- -----------
  Decrease (increase) to income
   before taxes................. $(297,000) $(433,000) $3,754,000 $(4,143,000)
                                 =========  =========  ========== ===========

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

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
  Condensed Consolidated Balance Sheets as of September 30, 1999 and
   December 31, 1998.......................................................   1
  Condensed Consolidated Statements of Income and Comprehensive Income for
   the three months and nine months ended September 30, 1999 and September
   30, 1998................................................................   2
  Condensed Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1999 and September 30, 1998...............................   3
  Notes to Condensed Consolidated Financial Statements.....................   4
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  16
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  26
Risk Factors...............................................................  28
                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings..................................................  34
Item 6. Exhibits and Reports on Form 8-K...................................  34
Signatures.................................................................  35

---------------------
Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

            CONDENSED CONSOLIDATED BALANCE SHEETS--AS RESTATED

                                                 September 30,    December 31,
                                                      1999            1998
                                                 --------------  --------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents....................  $   70,741,000  $   41,487,000
  Patient accounts receivable, less allowance
   for doubtful accounts of $113,416,000 and
   $61,848,000, respectively...................     457,780,000     416,472,000
  Deferred income taxes........................      62,240,000      39,014,000
  Other current assets.........................      74,050,000      69,541,000
                                                 --------------  --------------
    Total current assets.......................     664,811,000     566,514,000
Property and equipment, net....................     285,821,000     233,337,000
Notes receivable and other long-term assets....      76,482,000      38,268,000
Intangible assets, net of accumulated
 amortization of $161,510,000 and $114,536,000,
 respectively..................................   1,165,996,000   1,073,500,000
                                                 --------------  --------------
    Total assets...............................  $2,193,110,000  $1,911,619,000
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term obligations.....  $   23,702,000  $   21,847,000
  Other current liabilities....................     218,191,000     156,603,000
  Long term debt potentially callable under
   covenant provisions (See Note 1A)...........   1,418,942,000
                                                 --------------  --------------
    Total current liabilities..................   1,660,835,000     178,450,000
Long term debt and other.......................      15,224,000   1,227,671,000
Deferred income taxes..........................      14,403,000       8,212,000
Minority interests.............................      26,607,000      23,422,000
Stockholders' equity:
  Preferred stock, ($0.001 par value; 5,000,000
   shares authorized; none outstanding)........
  Common stock, voting, ($0.001 par value;
   195,000,000 shares authorized; 81,189,000
   and 81,030,000 shares issued and
   outstanding, respectively)..................          81,000          81,000
  Additional paid-in capital...................     424,995,000     421,675,000
  Notes receivable from stockholders...........        (188,000)       (356,000)
  Accumulated other comprehensive loss.........      (4,718,000)
  Retained earnings............................      55,871,000      52,464,000
                                                 --------------  --------------
    Total stockholders' equity.................     476,041,000     473,864,000
                                                 --------------  --------------
    Total liabilities and stockholders'
     equity....................................  $2,193,110,000  $1,911,619,000
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

                        TOTAL RENAL CARE HOLDINGS, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME--

                                AS RESTATED

         Three months and nine months ended September 30, 1999 and 1998

                                Three months                  Nine months
                          --------------------------  ----------------------------
                              1999          1998           1999           1998
                          ------------  ------------  --------------  ------------
STATEMENTS OF INCOME
Net operating revenues..  $366,968,000  $318,585,000  $1,072,231,000  $864,768,000
Operating expenses:
  Facilities............   250,433,000   200,773,000     730,621,000   553,612,000
  General and
   administrative.......    32,725,000    18,292,000      85,892,000    53,001,000
  Provision for doubtful
   accounts.............    17,002,000     8,927,000      63,187,000    24,039,000
  Depreciation and
   amortization.........    29,649,000    24,112,000      83,867,000    66,362,000
  Write-off of
   investments and
   loans................                                  16,600,000
  Merger and related
   costs................                                                79,435,000
                          ------------  ------------  --------------  ------------
   Total operating
    expenses............   329,809,000   252,104,000     980,167,000   776,449,000
  Operating income......    37,159,000    66,481,000      92,064,000    88,319,000
Interest expense, net of
 capitalized interest...   (28,862,000)  (19,805,000)    (75,999,000)  (50,866,000)
Other financing costs...      (629,000)                     (629,000)   (9,823,000)
Interest income and
 other..................     1,241,000       963,000       4,505,000     3,627,000
Other losses............    (2,745,000)                   (2,945,000)
                          ------------  ------------  --------------  ------------
  Income before income
   taxes, minority
   interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............     6,164,000    47,639,000      16,996,000    31,257,000
Income taxes............     2,319,000    17,722,000       7,163,000    29,500,000
                          ------------  ------------  --------------  ------------
  Income before minority
   interests,
   extraordinary item
   and cumulative effect
   of change in
   accounting principle
   of change in
   accounting
   principle............     3,845,000    29,917,000       9,833,000     1,757,000
Minority interests in
 income of consolidated
 subsidiaries...........     1,586,000     1,859,000       6,425,000     4,817,000
                          ------------  ------------  --------------  ------------
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............     2,259,000    28,058,000       3,408,000   (3,060,000)
Extraordinary loss, net
 of tax of $7,668,000...                                               (12,744,000)
Cumulative effect of
 change in accounting
 principle, net of tax
 of $4,300,000..........                                                (6,896,000)
                          ------------  ------------  --------------  ------------
Net income (loss).......  $  2,259,000  $ 28,058,000  $    3,408,000  $(22,700,000)
                          ============  ============  ==============  ============
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $       0.03  $       0.35  $         0.04  $      (0.03)
  Extraordinary loss,
   net of tax...........                                                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                     (0.09)
                          ------------  ------------  --------------  ------------
  Net income (loss).....  $       0.03  $       0.35  $         0.04  $      (0.28)
                          ============  ============  ==============  ============
Weighted average number
 of common shares
 outstanding............    81,165,000    80,858,000      81,148,000    79,982,000
                          ============  ============  ==============  ============
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $       0.03  $       0.33  $         0.04  $      (0.03)
  Extraordinary loss,
   net of tax...........                                                     (0.16)
  Cumulative effect of
   change in accounting
   principle, net of
   tax..................                                                     (0.09)
                          ------------  ------------  --------------  ------------
  Net income (loss).....  $       0.03  $       0.33  $         0.04  $      (0.28)
                          ============  ============  ==============  ============
Weighted average number
 of common shares and
 equivalents
 outstanding--assuming
 dilution...............    81,561,000    87,052,000      81,600,000    79,982,000
                          ============  ============  ==============  ============
STATEMENTS OF
 COMPREHENSIVE INCOME
  Net income (loss).....  $  2,259,000  $ 28,058,000  $    3,408,000  $(22,700,000)
  Other comprehensive
   income:
   Foreign currency
    translation.........      (659,000)                   (4,718,000)
                          ------------  ------------  --------------  ------------
  Comprehensive income
   (loss)...............  $  1,600,000  $ 28,058,000  $   (1,310,000) $(22,700,000)
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

                        TOTAL RENAL CARE HOLDINGS, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--AS RESTATED

                 Nine months ended September 30, 1999 and 1998

                                                         Nine months
                                                ------------------------------
                                                    1999            1998
                                                -------------  ---------------
Cash flows from operating activities:
  Net income (loss)............................ $   3,408,000  $   (22,700,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............    83,867,000       66,362,000
    Extraordinary item, net of tax.............                     12,744,000
    Deferred income taxes......................        34,000       (1,486,000)
    Provision for doubtful accounts............    63,187,000       24,039,000
    Write-off of investments and loans.........    16,600,000
    Other losses...............................     2,577,000
    Change in accounting principle, net of
     tax.......................................                      6,896,000
    Stock-based compensation...................     1,155,000       16,000,000
    Stock option expense.......................      (218,000)       2,290,000
    Changes in working capital.................   (69,862,000)     (92,303,000)
                                                -------------  ---------------
      Total adjustments........................    97,340,000       34,542,000
                                                -------------  ---------------
        Net cash provided by operating
         activities............................   100,748,000       11,842,000
                                                -------------  ---------------
Cash flows from investing activities:
  Purchases of property and equipment..........   (85,245,000)     (64,767,000)
  Cash paid for acquisitions, net of cash
   acquired....................................  (152,619,000)    (276,075,000)
  Other........................................   (35,064,000)     (47,935,000)
                                                -------------  ---------------
        Net cash used in investing activities..  (272,928,000)    (388,777,000)
                                                -------------  ---------------
Cash flows from financing activities:
  Borrowings from bank credit facility.........   209,289,000    1,499,825,000
  Principal payments on long-term obligations..   (10,174,000)  (1,122,180,000)
  Net proceeds from sale of common stock.......     2,033,000       20,347,000
  Other........................................     3,113,000        5,092,000
                                                -------------  ---------------
        Net cash provided by financing
         activities............................   204,261,000      403,084,000
Effect of exchange rate changes on cash........    (2,827,000)
                                                -------------  ---------------
Net increase in cash...........................    29,254,000       26,149,000
Cash at beginning of period....................    41,487,000        6,700,000
                                                -------------  ---------------
Cash at end of period.......................... $  70,741,000  $    32,849,000
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

Restatement

  Our financial statements have been restated for the three and nine months ended September 30, 1998 and 1999 as summarized below. Such restatements supersede our financial statements included in Form 10-Q previously reported.

               Decreases (increases) to income before taxes

                           For the three months ended     For the nine months
                                  September 30,           ended September 30,
                           ----------------------------  ----------------------
                               1998           1999          1998       1999
                           -------------  -------------  ---------- -----------
To reflect goodwill
 adjustments associated
 with acquisition
 transactions: (1)
  Valuation adjustments
   (2)...................       (158,000)       (69,000)    242,000    (207,000)
  Pre-acquisition
   management fees (3)...        (35,000)       (38,000)    817,000      64,000
  Other acquisition
   costs.................         37,000          6,000     210,000      18,000
To recognize a calculated
 fair value of stock
 options granted to
 medical directors and
 contract labor..........       (336,000)      (332,000)  2,290,000    (218,000)
To reflect accounts
 payable accruals in the
 quarters the liabilities
 were
 subsequently determined
 to have been incurred...        195,000                    195,000  (3,800,000)
                           -------------  -------------  ---------- -----------
  Decrease (increase) to
   income before taxes...  $    (297,000) $    (433,000) $3,754,000 $(4,143,000)
                           =============  =============  ========== ===========

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  A reconciliation of the amounts previously reported for the three and nine months ended September 30, 1998 and 1999 to the amounts presented in the restated consolidated financial statements is as follows:

                                                 For the three months ended
                          -------------------------------------------------------------------------
                                   September 30, 1998                   September 30, 1999
                          ------------------------------------ ------------------------------------
                          As previously                        As previously
                            reported    Adjustment As restated   Reported    Adjustment As restated
                          ------------- ---------- ----------- ------------- ---------- -----------
                                              (in thousands, except per share)
Net operating revenues..    $318,585                $318,585     $366,968                $366,968
Operating expenses
  Facilities............     200,925      $(152)     200,773      250,765      $(332)     250,433
  General and
   administrative.......      18,274         18       18,292       32,725                  32,725
  Provision for doubtful
   accounts.............       8,997        (70)       8,927       17,002                  17,002
  Depreciation and
   amortization.........      24,205        (93)      24,112       29,750       (101)      29,649
   Total operating
    expenses............     252,401       (297)     252,104      330,242       (433)     329,809
Operating income........      66,184        297       66,481       36,726        433       37,159
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      27,381        677       28,058        1,860        399        2,259
Net income (loss).......      27,381        677       28,058        1,860        399        2,259
Income (loss) per common
 share:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............        0.34                    0.35         0.02       0.01         0.03
  Extraordinary loss....
  Cumulative effect of
   change in accounting
   principle............
  Net income (loss) per
   share................        0.34                    0.35         0.02       0.01         0.03
Income (loss) per common
 share--assuming
 dilution:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............        0.33                    0.33         0.02       0.01         0.03
  Extraordinary loss....
  Cumulative effect of
   change in accounting
   principle............
  Net income (loss) per
   share................        0.33                    0.33         0.02       0.01        10.03

                      TOTAL RENAL CARE HOLDINGS, INC.

                                                  For the nine months ended
                          -------------------------------------------------------------------------
                                   September 30, 1998                   September 30, 1999
                          ------------------------------------ ------------------------------------
                          As previously                        As previously
                            reported    Adjustment As restated   reported    Adjustment As restated
                          ------------- ---------- ----------- ------------- ---------- -----------
                                              (in thousands, except per share)
Net operating revenues..    $865,684      $ (916)   $864,768    $1,072,405     $ (174)  $1,072,231
Operating expenses
  Facilities............     551,244       2,368     553,612       734,528     (3,907)     730,621
  General and
   administrative.......      52,789         212      53,001        86,002       (110)      85,892
  Provision for doubtful
   accounts.............      23,539         500      24,039        63,187                  63,187
  Depreciation and
   amortization.........      66,604        (242)     66,362        84,167       (300)      83,867
  Write-off of
   investments and
   loans................                                            16,600                  16,600
  Merger and related
   costs................      79,435                  79,435
   Total operating
    expenses............     773,611       2,838     776,449       984,484     (4,317)     980,167
Operating income........      92,073      (3,754)     88,319        87,921      4,143       92,064
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............        (868)     (2,192)     (3,060)          819      2,589        3,408
Net income (loss).......     (20,508)     (2,192)    (22,700)          819      2,589        3,408
Income (loss) per common
 share:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............       (0.01)      (0.02)      (0.03)         0.01       0.03         0.04
  Extraordinary loss....       (0.16)                  (0.16)
  Cumulative effect of
   change in accounting
   principle............       (0.09)                  (0.09)
  Net income (loss) per
   share................       (0.26)      (0.02)      (0.28)         0.01       0.03         0.04
Income (loss) per common
 share--assuming
 dilution:
  Income before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............       (0.01)      (0.02)      (0.03)         0.01       0.03         0.04
  Extraordinary loss....       (0.16)                  (0.16)
  Cumulative effect of
   change in accounting
   principle............       (0.09)                  (0.09)
  Net income (loss) per
   share................       (0.26)      (0.02)      (0.28)         0.01       0.03         0.04

                      TOTAL RENAL CARE HOLDINGS, INC.

                                                September 30, 1999
                         -----------------------------------------------------------------
                                                             Reclassification
                                                               of long-term
                         As previously                As       debt based on   As adjusted
                           reported    Adjustment  adjusted  subsequent event* and updated
                         ------------- ---------- ---------- ----------------- -----------
                                                  (in thousands)
Current assets..........  $  657,873    $  6,938  $  664,811                   $  664,811
Long term assets........   1,539,108     (10,809)  1,528,299                    1,528,299
Total assets............   2,196,981      (3,871)  2,193,110                    2,193,110
Current liabilities.....     240,186       1,707     241,893     1,418,942      1,660,835
Long term liabilities
 and other..............   1,475,176               1,475,176    (1,418,942)        56,234
Stockholders' equity....     481,619      (5,578)    476,041                      476,041
Liabilities and
 stockholders' equity...   2,196,981      (3,871)  2,193,110                    2,193,110

---------------------

* See subsequent event discussion below

                                                     December 31, 1998
                                            -----------------------------------
                                            As previously                As
                                              reported    Adjustment  adjusted
                                            ------------- ---------- ----------
                                                      (in thousands)
Current assets.............................  $  559,542    $  6,972  $  566,514
Long term assets...........................   1,356,039     (10,934)  1,345,105
Total assets...............................   1,915,581      (3,962)  1,911,619
Current liabilities........................     174,464       3,986     178,450
Long term liabilities and other............   1,259,305               1,259,305
Stockholders' equity.......................     481,812      (7,948)    473,864
Liabilities and stockholders' equity.......   1,915,581      (3,962)  1,911,619

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


  Based on these events subsequent to the original filing date of these financial statements, which have resulted in this non-compliance with debt covenants, all debt as of September 30, 1999 that is potentially due within one year has been reclassified from long-term debt to current liabilities.

                      TOTAL RENAL CARE HOLDINGS, INC.

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

  The results of operations on a pro forma basis, as though the above acquisitions had been combined with us at the beginning of each period presented for the nine months ended September 30, are as follows:

                                                         1999          1998
                                                    -------------- ------------
   Pro forma net operating revenues...............  $1,096,927,000 $925,205,000
   Pro forma income before extraordinary item and
    cumulative effect of change in accounting
    principle.....................................  $    5,257,000 $    914,000
   Pro forma net income (loss)....................  $    5,257,000 $(18,726,000)
   Pro forma income per share before extraordinary
    item and cumulative effect of change in
    accounting principle:
     Basic........................................  $         0.06 $       0.01
     Assuming dilution............................  $         0.06 $       0.01

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

                        TOTAL RENAL CARE HOLDINGS, INC.

  5. The reconciliation of the numerators and denominators used to calculate earnings (loss) per common share for all periods presented is as follows:

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ------------------------  -------------------------
                                            1999         1998         1999          1998
                                         -----------  -----------  -----------  ------------
Income (loss) before extraordinary item
 and cumulative effect of change in
 accounting principle..................  $ 2,259,000  $28,058,000  $ 3,408,000  $ (3,060,000)
Interest, net of tax resulting from
 dilutive effect of convertible debt...                 1,055,000
                                         -----------  -----------  -----------  ------------
Adjusted income (loss).................    2,259,000   29,113,000    3,408,000    (3,060,000)
Extraordinary loss, net of tax.........                                          (12,744,000)
Cumulative effect of change in
 accounting principle, net of tax                                                 (6,896,000)
                                         -----------  -----------  -----------  ------------
Income (loss)--assuming dilution.......  $ 2,259,000  $29,113,000  $ 3,408,000  $(22,700,000)
                                         ===========  ===========  ===========  ============
Applicable common shares
Average outstanding during the period..   81,185,000   80,871,000   81,162,000    79,994,000
Reduction in shares in connection with
 notes receivable from employees.......      (20,000)     (13,000)     (14,000)      (12,000)
                                         -----------  -----------  -----------  ------------
Weighted average number of shares
 outstanding for use in computing
 earnings per share....................   81,165,000   80,858,000   81,148,000    79,982,000
Dilutive effect of outstanding stock
 options...............................      396,000    1,315,000      452,000
Dilutive effect of convertible debt....                 4,879,000
                                         -----------  -----------  -----------  ------------
Weighted average number of shares and
 equivalents outstanding for use in
 computing earnings per share--assuming
 dilution..............................   81,561,000   87,052,000   81,600,000    79,982,000
                                         ===========  ===========  ===========  ============
Earnings (loss) per common share:
  Income (loss) per common share before
   extraordinary item and cumulative
   effect of change in accounting
   principle...........................  $      0.03  $      0.35  $      0.04  $      (0.03)
  Extraordinary loss, net of tax.......                                                (0.16)
  Cumulative effect of change in
   accounting principle, net of tax....                                                (0.09)
                                         -----------  -----------  -----------  ------------
Net income (loss) per common share.....  $      0.03  $      0.35  $      0.04  $      (0.28)
                                         ===========  ===========  ===========  ============
Earnings (loss) per common share--
 assuming dilution:
  Income (loss) before extraordinary
   item and cumulative effect of change
   in accounting principle.............  $      0.03  $      0.33  $      0.04  $      (0.03)
  Extraordinary loss, net of tax.......                                                (0.16)
  Cumulative effect of change in
   accounting principle, net of tax....                                                (0.09)
                                         -----------  -----------  -----------  ------------
Net income (loss) per common share--
 assuming dilution.....................  $      0.03  $      0.33  $      0.04  $      (0.28)
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

  The following is summarized financial information of RTC:

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
   Cash and cash equivalents........................               $  5,396,000
   Accounts receivable, net......................... $132,960,000   130,129,000
   Other current assets.............................   10,427,000    19,106,000
                                                     ------------  ------------
     Total current assets...........................  143,387,000   154,631,000
   Property and equipment, net......................   88,888,000    75,641,000
   Intangible assets, net...........................  406,349,000   406,603,000
   Other assets.....................................    7,853,000     9,249,000
                                                     ------------  ------------
     Total assets................................... $646,477,000  $646,124,000
                                                     ============  ============
   Current liabilities (includes intercompany
    payable to TRCH of $207,966,000 and
    $306,628,000, respectively)..................... $463,096,000  $354,489,000
   Other long term liabilities (See Note 1A-
    subsequent event)...............................    3,830,000   125,199,000
   Stockholder's equity.............................  179,551,000   166,436,000
                                                     ------------  ------------
     Total liabilities and stockholder's equity..... $646,477,000  $646,124,000
                                                     ============  ============

                        TOTAL RENAL CARE HOLDINGS, INC.

                                 Three months ended          Nine months ended
                                    September 30,              September 30,
                              -------------------------  -------------------------
                                  1999         1998          1999         1998
                              ------------ ------------  ------------ ------------
   Net operating revenues...  $129,295,000 $120,178,000  $375,597,000 $358,829,000
   Total operating
    expenses................   117,020,000   98,904,000   343,380,000  335,479,000
                              ------------ ------------  ------------ ------------
   Operating income.........    12,275,000   21,274,000    32,217,000   23,350,000
   Interest expense, net....     2,194,000    2,074,000     5,741,000    6,863,000
                              ------------ ------------  ------------ ------------
   Income before income
    taxes...................    10,081,000   19,200,000    26,476,000   16,487,000
   Income taxes.............     4,535,000     (467,000)   13,390,000    6,561,000
                              ------------ ------------  ------------ ------------
     Income before
      extraordinary item and
      cumulative effect of
      change in accounting
      principle.............  $  5,546,000 $ 19,667,000  $ 13,086,000 $  9,926,000
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

  9. Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims submitted by us for Medicare reimbursement. We understand that similar reviews have been undertaken with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that approximately 97% of the tests performed by this laboratory for the review periods the carrier has identified, from January 1995 to April 1996, and May 1996 to March 1998, were not properly supported by the prescribing physicians' medical justification. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $14.2 million for the review period from May 1996 to March 1998. The carrier also has suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. From the beginning of the suspension through September 30, 1999, the carrier has withheld approximately $27 million. In addition the carrier has informed the local offices of the Department of Justice, or DOJ, and the Department of Health and Human Services, or HHS, of this matter, and we are cooperating with DOJ and HHS.

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

  . Increased the maximum allowable debt to EBITDA ratio, as defined in the revolving credit agreement, to 4.8 until March 15, 2000.


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

See Note 1A for subsequent event update.

  11. Notes receivable and other long term assets, which are associated with dialysis businesses, consisted of the following:

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------- ------------
   Operating advances to managed facilities........  $42,112,000
   Notes receivable, less allowance of $9,415,000
    and $0.........................................   25,710,000  $29,257,000
   Equity investments..............................    7,013,000    7,323,000
   Other...........................................    1,647,000    1,688,000
                                                     -----------  -----------
                                                     $76,482,000  $38,268,000
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

Results of operations

 Three months ended September 30, 1999 compared to the three months ended September 30, 1998

  Net operating revenues. Net operating revenues increased $48,383,000 to $366,968,000 in the third quarter of 1999 from $318,585,000 in the third quarter of 1998, representing a 15% increase. Of this increase, $55,987,000 was due to increased treatments, of which $44,125,000 was from acquisitions consummated after the third quarter of 1998, $5,144,000 was from de novo developments commencing operations after the third quarter of 1998 and the remainder was from existing facilities as of September 30, 1998. The difference between the $55,987,000 described above and the total change of $48,383,000 resulted from an overall decrease in net operating revenue per treatment which decreased from $248.17 in the third quarter of 1998 to $243.13 in the third quarter of 1999. This decrease in net operating revenue per treatment primarily was attributable to a overall decline in the rates we receive for our dialysis services. The decline in rates is the result of increasing our contractual allowances, primarily related to billings from our Tacoma office, to reflect recent trends in collection experience and an additional allowance provision of $3,900,000 and an overall decrease of $2,317,000, mainly attributable to a lower net revenue recognition per treatment, for services provided by our dialysis laboratory in Minnesota based on an updated assessment of recent collection trend experience. This decline was partially offset by an increase in ancillary services intensity and pricing of EPO of $9,433,000, and an increase in non-patient services revenue of $2,273,000 resulting from an increase in dialysis facility management services provided to facilities that we do not own or control.

  Facility operating expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operation of dialysis facilities, including operating and maintenance costs of such facilities, equipment, direct labor, and supply and service costs relating to patient care. Facility operating expenses increased $49,660,000 to $250,433,000 in the third quarter of 1999 from $200,773,000 in the third quarter of 1998 and as a percentage of net operating revenues, facility operating expenses increased to 68.2% in the third quarter of 1999 from 63.0% in the third quarter of 1998. This increase was primarily attributable to increased usage of EPO and other medical supplies and the impact of a lower net revenue per treatment.

  General and administrative expenses. General and administrative expenses include headquarters expense and administrative, legal, quality assurance, information systems and centralized accounting support functions. General and administrative expenses increased $14,433,000 to $32,725,000 in the third quarter of 1999 from $18,292,000 in the third quarter of 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 8.9% in the third quarter of 1999 from 5.7% in the third quarter of 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the third quarter of 1999 includes approximately $1,719,000 for executive severance, and $1,081,000 for an employee retention program, primarily for amendments to stock options extending the period in which the option holders can exercise the options after their employment is terminated.

  Provision for doubtful accounts. The provision for doubtful accounts is influenced by the amount of net operating revenues generated from all payor sources in addition to the relative percentage of accounts receivable by aging category and collection trends. The provision for doubtful accounts increased $8,075,000 to $17,002,000 in the third quarter of 1999 from $8,927,000 in the third quarter of 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 4.6% in the third quarter of 1999 from 2.8% in the third quarter of 1998. This is primarily a result of a $4,100,000 increase in the provision for doubtful accounts relating to patient accounts receivable billed from our dialysis laboratory in Minnesota based on an updated assessment of recent collection trend experience.

  Depreciation and amortization. Depreciation and amortization increased $5,537,000 to $29,649,000 in the third quarter of 1999 from $24,112,000 in the third quarter of 1998. As a percentage of net operating revenues, depreciation and amortization increased to 8.1% in the third quarter of 1999 from 7.6% in the third quarter of 1998.

  Operating income. Operating income decreased $29,322,000 to $37,159,000 in the third quarter of 1999 from $66,481,000 in the third quarter of 1998. As a percentage of net operating revenues, operating income decreased to 10.1% in the third quarter of 1999 from 20.9% in the third quarter of 1998 primarily due to the increases in both facility operating and general and administrative expenses, additions to allowances for patient accounts receivable and a lower overall net revenue per treatment as described above.

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

  Other losses. Other losses in the third quarter of 1999 were primarily a result of a $2,577,000 loss on the disposition of our corporate jet through the early termination of the agreement under which we leased this jet.

  Provision for income taxes. Provision for income taxes decreased to $2,319,000 for the third quarter of 1999 from $17,722,000 in the third quarter of 1998. The effective tax rate was 50.7% for the third quarter of 1999 compared to 39.3% in the third quarter of 1998, after minority interest. The change in the effective tax rate primarily was due to $3.1 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax base.

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

 Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

  Net operating revenues. Net operating revenues increased $207,463,000 to $1,072,231,000 in the nine months ended September 30, 1999 from $864,768,000 in the nine months ended September 30, 1998, representing a 24% increase. Of this increase, $193,756,000 was due to increased treatments, of which $84,931,000 was from acquisitions consummated after the nine months ended September 30, 1998, $11,250,000 was from de novo developments commencing operations after the nine months ended September 30, 1998 and $97,575,000 was from existing facilities as of September 30, 1998. The remaining increase of $13,707,000 resulted from an increase in net operating revenue per treatment which increased from $242.23 in the nine months ended September 30, 1998 to $245.50 in the nine months ended September 30, 1999. The increase in net operating revenue per treatment was mainly attributable to an increase in ancillary services intensity and pricing of $38,064,000, primarily in the administration of EPO of $35,371,000, an increase in corporate and ancillary program fees of $2,607,000, primarily from the expansion of laboratory services to former RTC facilities of $1,001,000, and an increase in non-patient services revenue of $5,862,000 from the increase in dialysis facility management services to facilities that we do not own or control, which were partially offset by a decrease in our net operating revenue per treatment of $28,926,000, as a result of increasing our contractual allowances primarily related to billings from our Tacoma office to reflect recent trends in collection experience as further described under " Provision for doubtful accounts" below, and an additional $3,900,000 in contractual allowances at our dialysis laboratory in Minnesota based on an updated assessment of recent collection trend experience.

  Facility operating expenses. Facility operating expenses increased $177,009,000 to $730,621,000 in the nine months ended September 30, 1999 from $553,612,000 in the nine months ended September 30, 1998 and as a percentage of net operating revenues, facility operating expenses increased to 68.1% in the nine months ended September 30, 1999 from 64.0% in the nine months ended September 30, 1998. This increase was primarily attributable to increased usage in EPO and other medical supplies and the impact of a lower net revenue per treatment. Additionally, during the second quarter of 1999, a provision of $4,500,000 was recorded for the resolution of claims made by pharmaceutical and medical supply vendors. We had conducted a comprehensive search for potentially unrecorded liabilities, including requesting complete vendor statements from vendors who had not previously provided them to us. Some claims provided by the vendors related to acquired businesses or did not correspond to our records and therefore required extensive research and investigation. The amount of the provision was less than the estimate of $8,000,000 to $10,000,000 that we disclosed in our July 18, 1999 press release. In the press release, we disclosed the maximum possible provision that we expected we might need to record. After the press release, we continued our analysis of these vendor claims and settlement activities. Substantial amounts of these claims were resolved in our favor.

  General and administrative expenses. General and administrative expenses increased $32,891,000 to $85,892,000 in the nine months ended September 30, 1999 from $53,001,000 in the nine months ended September 30, 1998 and as a percentage of net operating revenues, general and administrative expenses increased to 8.0% in the nine months ended September 30, 1999 from 6.1% in the nine months ended September 30, 1998. This increase was primarily attributable to increased staff at both our business and corporate offices and the impact of a lower net revenue per treatment. Additionally, general and administrative expense for the nine months ended September 30, 1999 includes approximately $3,230,000 of expenses related to costs of business purchase transactions which we will not consummate and operating costs associated with a corporate jet we are no longer using, $1,719,000 related to executive severance and $1,081,000 for an employee retention program.

  Provision for doubtful accounts. The provision for doubtful accounts increased $39,148,000 to $63,187,000 in the nine months ended September 30, 1999 from $24,039,000 in the nine months ended September 30, 1998. As a percentage of net operating revenues, the provision for doubtful accounts increased to 5.9% in the nine months ended September 30, 1999 from 2.8% in the nine months ended September 30, 1998. This is primarily a result of a $24,000,000 increase in the provision for doubtful accounts relating to collectibility problems of patient accounts receivable billed from our Tacoma business office. Our Tacoma office collection practices have not kept pace with the growth of our business and receivables have aged, causing them to be more difficult to collect. During the second quarter of 1999 we identified large amounts of old accounts receivable balances from our Tacoma office that were continuing to age without significant reduction. This caused us to reassess the adequacy of our provision for these balances. During 1997 and 1998, our rapid growth and the associated increase in the volume of our third party payors and the complexity of our relationships with them put many of the processes that had been successful on a smaller scale in prior periods under increased pressure. Additionally, the billing system used in our Tacoma office during 1997 and 1998 required more estimates and individual biller judgment than the current system. Our continual monitoring subsequently revealed that these events and circumstances were impacting the earlier estimates of our ability to collect these balances.

  As of July 1999, we transitioned all of our domestic accounts receivable billings and collections to a more automated system that requires less biller judgment and organizes billers into major payor categories, which allows specialization by payor. This is an updated version of the system that has been in use at our Berwyn office since our merger with RTC. Furthermore, we have placed an increased emphasis on initial and ongoing training for all of our patient accounting employees. We continually assess the adequacy of the provision for doubtful accounts. We will recognize adjustments to those amounts, as additional information becomes available to us based upon current collection trends. Additionally, we increased the provision for doubtful accounts by $4,100,000 at our dialysis laboratory in Minnesota based on an updated assessment of recent collection trend experience.

  Depreciation and amortization. Depreciation and amortization increased $17,505,000 to $83,867,000 in the nine months ended September 30, 1999 from $66,362,000 in the nine months ended September 30, 1998. As a percentage of net operating revenues, depreciation and amortization was 7.8% in the nine months ended September 30, 1999 and 7.7% in the nine months ended September 30, 1998.

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

  Operating income. Operating income before merger and related costs and write-off of investments decreased $59,090,000, to $108,664,000 in the nine months ended September 30, 1999 from $167,754,000 in the nine months ended September 30, 1998. As a percentage of net operating revenues, operating income before merger and related costs and write-off of investments decreased to 10.1% in the nine months ended September 30, 1999 from 19.4% in the nine months ended September 30, 1998. This decrease was primarily attributable to increases in both facility operating and general and administrative expenses and the additions to valuation allowances for patient accounts receivable as described above.

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

  Other losses. Other losses in the nine months ended September 30, 1999 were primarily a result of a $2,577,000 loss on the disposition of our corporate jet, through the early termination of the agreement under which we leased this jet.

  Provision for income taxes. Provision for income taxes decreased $22,337,000 to $7,163,000 for the nine months ended September 30, 1999 from $29,500,000 in the nine months ended September 30, 1998. The effective tax rate was 68.3% for the nine months ended September 30, 1999 compared to 40.2% in the nine months ended September 30, 1998, after minority interest but before merger and related costs. The change in the effective tax rate primarily was due to $8.9 million from the non-deductible amortization of intangible assets spread over a smaller pre-tax income base.

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

Liquidity and capital resources

 Sources and uses of cash

  Our primary capital requirements have been the funding of our growth through acquisitions and de novo developments, and equipment purchases. Net cash provided by operating activities was $100.7 million for the first nine months of 1999 and $11.8 million for the first nine months of 1998. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization and the provision for doubtful accounts, and adjusted by changes in components of working capital, primarily accounts receivable.

  Accounts receivable, net of allowance for doubtful accounts, increased during the first nine months of 1999 by $41.3 million, of which approximately $16.0 million was due to the continuance of the payment suspension imposed on our Florida-based laboratory by its Medicare carrier, cumulatively $27 million, and the remainder mainly was due to an increase in our net operating revenues. We have recorded no allowances as a result of the payment suspension imposed on our Florida-based laboratory because we believe that we will ultimately collect these amounts. Until it is resolved, the payment suspension will negatively impact our cash flows from operations, and may require us to borrow additional amounts to fund our working capital needs, depending on our other cash flows.

  Net cash used in investing activities was $272.9 million for the first nine months of 1999 and $388.8 million for the first nine months of 1998. Our principal uses of cash in investing activities have been related to acquisitions, purchases of new equipment and leasehold improvements for our facilities, as well as the development of new facilities. Net cash provided by financing activities was $204.3 million for the first nine months of 1999 and $403.1 million for the first nine months of 1998 primarily consisting of borrowings from our credit facilities. The decreases in net cash used in investing activities and in net cash provided by financing activities were due to our completing fewer acquisitions in the first nine months of 1999 as compared to the first nine months of 1998. As of September 30, 1999, we had working capital, before considering the reclassification of long term debt to current liabilities described in Note 1A--Subsequent event, of $422.9 million, including cash of $70.7 million.

  We believe that we will have sufficient liquidity to fund our debt service obligations over at least the next twelve months unless the lenders declare an event of default and accelerate payment of amounts due under our credit facilities as discussed in Note 1A.

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

 Credit facilities (See Note 1A--Subsequent event)

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

  . Increased the maximum allowable debt to EBITDA ratio, as defined in the revolving credit agreement, to 4.8 until March 15, 2000.

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

 Subordinated notes (see Note 1A--Subsequent event)

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

  The following schedule shows expected maturity exclusive of the debt reclassification described in Note 1A--Subsequent event, related to the potential acceleration of amounts due resulting from non-compliance with financial covenants in our credit facilities.

                                 Expected Maturity Date
                           ----------------------------------------        Fair
                           2000  2001  2002  2003  2004  Thereafter Total  Value
                           ----  ----  ----  ----  ----  ---------- -----  -----
                                            (in millions)
Liabilities
Long-term debt
  Fixed rate..............                                  $470    $470   $469
    Average interest
     rate.................                                  6.64%   6.64%
  Variable rate........... $ 24  $  9  $103  $467  $  4     $372    $979   $979
    Average interest
     rate................. 9.33% 9.33% 9.33% 9.33% 9.33%    9.33%   9.33%
                                 Expected Maturity Date
                           ----------------------------------------        Fair
                           2000  2001  2002  2003  2004  Thereafter Total  Value
                           ----  ----  ----  ----  ----  ---------- -----  -----
                                            (in millions)
Interest rate derivatives
Interest rate swaps
  Variable to fixed.......                   $100           $600    $700   $(29)
    Average pay rate......                   5.51%          5.69%   5.66%
    Average receive rate..                   5.53%          5.46%   5.47%

  Our swaps have a one-time call provision for our counter-party at varying times based upon the maturity of the underlying swaps as follows:

                                                                                     Notional
        Swap Maturity                   Call Provision                                Amount
        -------------                   --------------                               --------
      Ten-year swaps:                     Seven-year                                   $200
                                          Five-year                                     200
      Seven-year swaps:                   Four-year                                     100
                                          Three-year                                    100
      Five-year swaps:                    Two-year                                      100
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

If we fail to build adequate internal systems and controls, then our revenue and net income may be adversely affected.

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

  . Stockholders' equity of approximately $476 million; and

  . A ratio of earnings to fixed charges of 1.12.

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

                                                        Interest    Principal
                                                        Payments     Payments
                                                      ------------ ------------
       For the year ending December 31:
       2000.......................................... $119,833,000 $ 23,702,000
       2001..........................................  118,907,000    8,774,000
       2002..........................................  109,390,000  103,442,000
       2003..........................................   77,172,000  466,959,000
       2004..........................................   66,200,000    4,000,000

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

  The information in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item. Please see our quarterly report on Form 10-Q/A for the quarter ended June 30, 1999 for additional information.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    10.1 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.*+
    10.2 Agreement, dated as of October 6, 1999, by and between TRCH and Victor
          M.G. Chaltiel.*+
    10.3 Agreement, dated as of October 18, 1999, by and between TRCH and John
          E. King.*+
    10.4 Consulting Agreement, dated as of October 1, 1998, by and between Total Renal Care, Inc. and Shaul G. Massry, M.D.*+
    10.5 Amendment No. 4 and Waiver, dated as of November 8, 1999, to and under the Revolving Credit Agreement.+
    10.6 Limited Waiver and Third Amendment, dated as of November 8, 1999, to the Term Loan Agreement.+
    12.1 Statement re computation of ratio of earnings to fixed charges. X
    27.1 Financial Data Schedule--three months ended September 30, 1999 and
          1998. X
    27.2 Financial Data Schedule--nine months ended September 30, 1999 and nine months ended September 30, 1998. X

---------------------
*  Management contract or executive compensation plan or arrangement.

+ Filed on November 15, 1999 as an Exhibit to our Form 10-Q for the quarter ended September 30, 1999.

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