Form 10-K405
period 1999-12-31
TOTAL RENAL CARE HOLDINGS INC
filed 2000-03-29
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from        to

                         Commission file number 1-4034

                        TOTAL RENAL CARE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       51-0354549
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 15, 2000, based on the price at which the common stock was sold as of March 15, 2000, was $218,343,253.

  The number of shares of the Registrant's common stock outstanding as of March 15, 2000 was 81,244,001 shares.

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

Overview

  We are the second largest provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 1999, we provided dialysis and ancillary services to approximately 40,000 patients through a network of 488 outpatient dialysis facilities in the continental United States, including approximately 3,700 patients and 49 facilities under third party management agreements. In addition, we provide inpatient dialysis services at approximately 330 hospitals. We also offer ancillary services, including ESRD laboratory and ESRD clinical research programs. Outside the continental United States, we provide dialysis and ancillary services to an additional approximately 5,300 patients through a network of 84 dialysis facilities in Argentina, Europe, Hawaii, Puerto Rico and Guam.

  The Company was formed in 1994 through the spin-off by Tenet Healthcare Corporation, formerly National Medical Enterprises, of its dialysis services business. Prior to 1999 we had an aggressive growth strategy of acquiring other dialysis businesses. In February 1998 we merged with Renal Treatment Centers, or RTC, in a stock-for-stock transaction valued at approximately $1.3 billion. After the merger with RTC, we became the second largest provider of dialysis services in the United States. As a result of this aggressive growth strategy through acquisitions, we have become highly leveraged.

  On October 18, 1999 we hired Kent J. Thiry as our new Chairman and Chief Executive Officer. Since that time, we have been implementing a new strategy focused on improving our financial infrastructure and facility operations and restructuring our balance sheet. During the fourth quarter of 1999, we announced our intention to sell our dialysis facilities outside the continental United States as an important first step in restructuring our balance sheet and reducing our debt burden.

  In January 2000 we signed definitive agreements to sell our dialysis businesses in Argentina, Europe, Puerto Rico and Hawaii for approximately $160 million. The sales are subject to the receipt of required bank and regulatory approvals, including antitrust approvals and certificate of need transfers, and other closing conditions. The purchase price will be adjusted for increases or decreases in the net tangible equity of the Argentina and Europe businesses. We currently expect more than 80% of the transactions, in terms of proceeds and asset values, to close during the second quarter of 2000. The remaining divestures are expected to close later in 2000. The proceeds from these sales will be available to pay down outstanding debt.

  As described further in our financial statements included in this report, we recorded asset impairment and other valuation losses of $120 million and an incremental increase in the provisions for aged accounts receivable of approximately $58 million in the fourth quarter of 1999. As a result of these charges, we are out of compliance with several financial covenants in our credit facilities. We are currently incurring higher interest charges because of our failure to comply with these covenants. As a result of our failure to comply with these covenants, a majority of our lenders could declare an event of default, which would allow them to accelerate the payment of all amounts due under our credit facilities. This event of default would also allow the holders of our subordinated notes to accelerate payment of their notes. Accordingly, we have reclassified these long-term debt balances to current liabilities on our balance sheet. We are currently in discussions with our banks regarding obtaining a waiver of these covenant violations or restructuring our current credit facilities. These discussions are ongoing.

  The rapid growth through acquisitions over the past several years also had a significant impact on our administrative functions, including billing and cash collection processes, which at times operated below optimal levels of efficiency and effectiveness. During 1999 we halted our aggressive growth strategy and applied additional resources toward stabilizing and improving our business processes.

  During 1999 we implemented a number of systems, processes and training solutions to begin to improve our financial infrastructure problems. Some of the specific measures we undertook during 1999 include:

  .  Implementing new general ledger and financial systems;

  .  Implementing new billing and collection systems;

  . Implementing a "data warehouse" to combine all of our financial, reimbursement and clinical data bases in order to provide more detailed management information;

  .  Strengthening the financial management team; and

  . Enhancing employee training, particularly in the billing and collection areas.

  During 2000 we will continue to focus on improving our financial infrastructure.

Our historical growth

  The table below shows the results of our aggressive growth strategy over the past several years. The pace of our growth slowed significantly during the second half of 1999 and will continue to be limited during 2000.

                                                              Managed
                                    Acquisitions Developments Centers Closures
                                    ------------ ------------ ------- --------
   1995............................      23            3
   1996............................      57            9
   1997............................      51           12
   1998 (excluding Renal Treatment
    Centers merger)................      70           24         32      10
   Renal Treatment Centers merger
    (February 27, 1998)............     185
   1999............................      45           13         18      12

The dialysis industry

 End stage renal disease

  ESRD is the state of advanced kidney impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Dialysis is the removal of waste from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis three times per week for their entire lives.

  The number of ESRD patients in the United States has increased at an approximate compounded annual growth rate of 9% from approximately 150,000 patients in 1989 to an estimated 360,000 patients in 1999. However, during the past three years the ESRD compounded annual patient growth rate slowed to approximately 7%.

  We believe recent slowing in the historical growth rate is primarily attributable to:

  . The number of patients diagnosed with ESRD who are not treated has been declining, resulting in a more complete capturing of the ESRD patient population; and

  . Better treatment of pre-ESRD patients, particularly those with hypertension and diabetes.

  We expect the number of ESRD patients to continue to grow at approximately the recent historical rate for the foreseeable future due to:

  .  The continued aging of the general population;

  . Better treatment and longer survival of patients with diseases that typically lead to ESRD, including diabetes and hypertension; and

  .  Improved medical and dialysis technology.

 Treatment options for ESRD

  Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplantation. ESRD patients are treated predominantly in outpatient treatment facilities. HCFA estimates that approximately 88% of the dialysis patients in the United States receive hemodialysis treatment, with 12% of the dialysis patients using peritoneal dialysis.

  .  Hemodialysis

  Hemodialysis, the most common form of ESRD treatment, is usually performed either in a freestanding facility or in a hospital-based facility. A patient can also perform hemodialysis at home with assistance. Hemodialysis uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient's blood, combined with a machine to control external blood flow and monitor vital signs. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed dialyzer fluid is circulated through the other chamber. The toxins and excess fluid from the blood selectively cross the membrane into the dialyzer fluid, allowing cleansed blood to return into the patient's body. Each hemodialysis treatment typically lasts approximately three and one-half hours. Hemodialysis usually is performed three times per week.

  .  Peritoneal dialysis

  The patient generally performs peritoneal dialysis at home. There are several variations of peritoneal dialysis. The most common are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. All forms of peritoneal dialysis use the patient's peritoneal, or abdominal, cavity to eliminate fluid and toxins from the patient. Because it does not involve going to a facility three times a week for treatment, peritoneal dialysis is an attractive alternative to hemodialysis for patients who desire more freedom in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients.

  CAPD introduces dialysis solution into the patient's peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. This procedure usually is repeated four times per day.

  CCPD is performed in a manner similar to CAPD, but uses a mechanical device to cycle dialysis solution through the patient's peritoneal cavity while the patient is sleeping or at rest.

  .  Transplantation

  An alternative treatment that we do not provide is kidney transplantation. However, we do provide both pre- and post-transplant nursing services.

  While transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive drugs given to transplant recipients and dangers associated with transplant surgery for some patient populations limit the availability of this treatment option. Only approximately 5% of all dialysis patients received a kidney transplant in 1996 and the number of transplants performed annually has remained relatively stable over the last ten years.

 Historically stable Medicare reimbursement environment

  Since 1972, the federal government has provided universal reimbursement for dialysis under the Medicare Program regardless of age or income. Under this system, Congress establishes Medicare reimbursement rates for dialysis patients. Medicare reimbursement rates for dialysis treatments have been essentially flat since 1983 and have declined over 70% in real dollars since 1972. Effective January 1, 2000, Congress enacted a 1.2% increase in the dialysis composite rate. An additional 1.2% increase will be effective January 1, 2001. These are the first rate increases since 1991.

 Industry consolidation

  The domestic dialysis services industry has been consolidating, with the five largest dialysis providers increasing their share of dialysis facilities from approximately 30% in 1992 to over 60% in 1999. However, the absolute number of facilities owned by parties other than the five largest dialysis providers has not significantly decreased due to the consistent growth in the patient and facility bases.

  We expect consolidation by the largest dialysis providers to continue due to their ability to leverage corporate and management resources and increase operating efficiencies. Moreover, the growth of managed care organizations has led physician owners of private facilities to sell their facilities to the multi-facility providers, which we believe are better positioned to meet the challenges of managed care, including the reporting of quality outcomes measures through clinical information systems and the lowering of overall healthcare costs through a reduction in hospitalizations.

Location and capacity of our dialysis facilities

  We operate 488 outpatient dialysis facilities in the continental United States. We own, either directly, through wholly-owned subsidiary corporations or through joint ventures with non-physicians, 412 of these facilities. Of the remaining facilities, 27 are partially owned by us with physicians, and 49 are managed by us. As of December 31, 1999, the locations of our facilities were as follows:

                           Continental United States

                           Number of                 Number of                 Number of
     State                 Facilities State          Facilities State          Facilities
     -----                 ---------- -----          ---------- -----          ----------
     Alabama                    1     Kentucky            2     New York           28
     Arizona                    7     Louisiana           8     Ohio                3
     California                95     Maryland           16     Oklahoma           22
     Colorado                  15     Michigan           11     Pennsylvania       21
     District of Columbia       4     Minnesota          29     South Carolina      2
     Delaware                   1     Missouri            6     South Dakota        4
     Florida                   43     North Carolina     28     Texas              43
     Georgia                   27     Nebraska            1     Utah                4
     Illinois                  13     New Jersey          7     Virginia           17
     Indiana                    9     New Mexico          2     Washington          5
     Kansas                     9     Nevada              4     Wisconsin           1

                    Operations Outside the Continental U.S.

                                                                      Number of
                                                                      Facilities
                                                                      ----------
        Argentina....................................................     49
        Italy........................................................     20
        Germany......................................................      3
        United Kingdom...............................................      4
        Hawaii.......................................................      5
        Puerto Rico..................................................      2
        Guam.........................................................      1

  We also provide acute inpatient dialysis services to approximately 330 hospitals. Throughout our network of outpatient dialysis facilities, we provide training, supplies and on-call support services to all of our CAPD and CCPD patients.

  We believe we have adequate capacity within our existing facilities network to accommodate greater patient volume. In addition, we currently are expanding capacity at some of our facilities by adding additional dialysis stations to meet growing demand and developing several facilities where existing facilities cannot be expanded.

  We have entered into definitive agreements to sell our dialysis businesses in Argentina, Europe, Puerto Rico and Hawaii. We also plan to divest our operations in Guam. These businesses include 84 facilities that provide services to approximately 5,300 dialysis patients. The sales are subject to the receipt of required bank and regulatory approvals, including antitrust approvals and certificate of need transfers, and other closing conditions.

Operation of dialysis facilities

  Our dialysis facilities are designed specifically for outpatient hemodialysis. Many of our facilities also have a designated area for training patients in home dialysis.

  Participation in the Medicare ESRD program requires that each facility has a qualified medical director. See the subheading "Physician relationships" below for additional information on our medical directors and referring nephrologists. Each facility also has an administrator, typically a registered nurse, who supervises the day-to-day operations of the facility and its staff. The staff of each facility typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

  All of our facilities offer high-flux and high-efficiency hemodialysis, which most physicians practicing at our facilities deem suitable for most of their patients. High-flux and high-efficiency hemodialysis utilize machinery and dialyzers that allow patients to dialyze in a shorter period of time per treatment because they cleanse the blood at a faster rate than conventional hemodialysis. Many of our facilities also offer conventional hemodialysis. We consider the equipment installed in our facilities to be among the most technologically advanced equipment currently available to the dialysis industry.

  Many of our facilities also offer various forms of services for home dialysis, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Registered nurses train patients and their families or other patient assistants to perform either CAPD or CCPD at home. Our training programs for home dialysis generally last two to three weeks. During 1999 approximately 10% of our patients were receiving peritoneal dialysis at any one time.

  We believe our reputation for quality care is a factor in attracting patients and physicians and in securing relationships with managed care payors. We engage in organized and systematic efforts to measure, maintain and improve the quality of services we deliver through our quality management programs. Our quality management programs are under the direction of our chief medical officer. Our vice president of quality management and over 30 regional quality management coordinators implement these programs. The programs also address areas that affect the quality of our service throughout the U.S., such as education, training and infection control. In addition, our regional biomedical quality management coordinators audit the technical and biomedical quality of our facilities. The corporate and regional teams also work with each facility's multi-disciplinary quality management team, including the medical director, to implement the programs.

Inpatient dialysis services

  We provide inpatient dialysis services, excluding physician professional services, to patients in approximately 330 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we administer the dialysis treatment at the patient's bedside or in a dedicated treatment room in the hospital. Examples of cases in which inpatient dialysis services are required are patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

Ancillary services

  We provide a range of ancillary services to ESRD patients, including:

  . EPO and other pharmaceuticals. The most significant ancillary service that we provide is the administration of pharmaceuticals, including erythropoietin, or EPO, vitamin D analogs and iron supplements, upon a physician's prescription. EPO is a genetically-engineered form of a naturally occurring protein which stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication ESRD patients frequently experience.

  . ESRD laboratory services. We own two licensed clinical laboratories, located in Florida and Minnesota, specializing in ESRD patient testing. Our laboratories provide routine laboratory tests, which are included in the Medicare composite rate for dialysis, and other laboratory tests. Our laboratories provide these tests primarily for our own, but also for other, ESRD patients throughout the United States. These tests are performed to monitor a patient's ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. In addition, our Minnesota laboratory provides certain highly-specialized tests, including therapeutic drug monitoring, bone deterioration and renal stone monitoring and certain pre- and post-kidney transplant testing. Our Florida laboratory, which serves most of our dialysis facilities, utilizes our proprietary KlinLab information system, which provides extensive reporting and information to our dialysis facilities regarding critical outcome indicators. These laboratories have additional capacity available to accommodate our expanding patient base.

  . ESRD clinical research programs. Our commitment to improve treatment outcomes, reduce costs and enhance the quality of life for ESRD patients includes participating in the research and development of new products and services. Total Renal Research, or TRR, which operated for over 15 years as the Drug Evaluation Unit, became our subsidiary in 1997. TRR conducts Phase I through Phase IV clinical trials on devices, drugs and new technologies in the renal and renal-related fields utilizing over 45 clinical trial sites. This clinical research organization has conducted over 260 clinical trials, working with more than 70 drug companies and 12 device companies, over the last 15 years.

Physician relationships

  A key factor in the success of a dialysis facility is our relationship with local nephrologists. We currently have relationships with more than 800 nephrologists in our continental United States markets. As is often true in the dialysis industry, one or a few physicians, usually the medical director, account for all or a significant portion of a dialysis facility's patient referral base. In the continental United States, our medical directors account for approximately 80% of our patient referrals. The loss of one or more key referring physicians at a particular facility could materially reduce the revenue of that facility. An ESRD patient generally seeks treatment at a facility that is near to his or her home and at which his or her nephrologist has practice privileges. Consequently, in order to continue to receive physician referrals of ESRD patients, we rely on our ability to meet the needs of referring physicians.

  The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a director who is a physician." We have engaged qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical director must be board eligible or board certified in internal medicine or nephrology and have had at least 12 months of experience or training in the care of patients at dialysis facilities. At some facilities, we also contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training, or in a few instances, to provide medical director services for acute dialysis services provided at hospitals.

  Medical directors, associate medical directors and assistant medical directors enter into written contracts with us for a fixed period of time which specify their duties and establish their compensation. The compensation of the medical directors and other physicians under contract is separately negotiated for each facility and generally depends upon competitive factors in the local market, the physician's professional qualifications, and the specific duties and responsibilities of the physician. Written agreements with medical directors and other contracted physicians fix their compensation for periods of one year or more.

  Generally, we have non-competition agreements with our medical directors. Also, in all cases in which we acquire a facility from one or more physicians, or where one or more physicians own interests in facilities as partners, co-shareholders, or members of a limited liability company with us, these physicians have agreed to refrain from owning interests in competing facilities within a defined geographic area for various periods.

  While infrequent, we have from time to time experienced competition from a dialysis facility established by a former medical director following the termination of his or her relationship with us. The agreements with medical directors at approximately 8% of our facilities will expire over the next three years. We may not be successful in renewing or extending these agreements on terms acceptable to us. If we are unable to renew or extend our agreement with the medical director at a particular facility, the revenues of that facility could be materially reduced.

  We have a Physician Advisory Board, consisting of nephrologists from facilities located in different regions of the country, which advises management on our various programs. The Physician Advisory Board has two components: a Guideline Development Committee, which provides assistance with clinical guideline development, quality management, and other related issues; and a Laboratory Advisory Committee, which provides feedback on all matters concerning our two clinical laboratories. These committees meet periodically to discuss quality and related operational issues.

Limited growth strategy

  We have curtailed our growth strategy during the last part of 1999 and into 2000 as we focus on restructuring our balance sheet and improving our financial infrastructure and facility operations. As we complete our financial restructuring we will again examine selective expansion in order to achieve local market leadership through acquisitions, opening new facilities and management agreements.

  In the near and medium term we will not be aggressively developing new facilities until we complete our restructuring efforts. By developing 58 facilities since 1995 we believe that we have gained an expertise in the design, construction and operation of new dialysis facilities. The development of a typical outpatient facility generally requires an average of $1.2 million for initial construction and equipment and $300,000 for working capital in the first year. Based on our experience, a new facility typically takes six to nine months to open from the date of the signing of a lease for the property, achieves operating profitability by the ninth to eighteenth month of operation and reaches maturity within three years.

Sources of revenue

  The following table provides information for the periods indicated regarding the percentage of our net patient operating revenues provided by the respective payor category for our continental U.S. operations, which represent more than 90% of our operating revenues.

                                                              1999  1998  1997
                                                              ----  ----  ----
     Percent of total dialysis revenues for continental U.S.
      operations:
       Medicare.............................................   54%   53%   59%
       Medicaid.............................................    5     4     5
                                                              ---   ---   ---
                                                               59    57    64
       HMO's, health insurance carriers and private patient
        payment.............................................   41    43    36
                                                              ---   ---   ---
                                                              100%  100%  100%
                                                              ===   ===   ===

  Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed with ESRD and are eligible for participation in the Medicare ESRD program, regardless of age or financial circumstances. For each treatment, Medicare pays 80% of the amount set by the Medicare reimbursement system. In most cases, a secondary payor, usually Medicare supplemental insurance or a state Medicaid program is responsible for the remaining 20%.

  If a patient does not qualify for state provided Medicaid based on financial need and does not purchase secondary insurance through a private insurer, the dialysis provider may not be reimbursed for the 20% portion of the ESRD composite rate that Medicare does not pay. A recent Congressional action will allow dialysis providers to pay their patients' premiums for secondary insurance, following the enactment of implementing regulations. These insurance premiums are generally less than the 20% co-payment that a private insurer would pay. Dialysis providers could capture, as incremental profit, the difference between the premiums paid to these secondary insurers and the reimbursement amounts received from them. We would pay for a patient's secondary insurance premium only if the patient did not qualify for Medicaid and the patient demonstrated an inability to pay for this insurance. Dialysis providers will be able to pay directly their patients' premiums for secondary insurance only upon the enactment of regulations implementing the Congressional action. We expect these regulations will be enacted in the second or third quarter of 2000.

  ESRD patients receiving dialysis become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for patients not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For patients covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months.

 Medicare reimbursement

  Under the Medicare reimbursement system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Medicare has established a composite rate set by HCFA that determines the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for that treatment, some laboratory tests and some medications. The Medicare composite rate is subject to regional differences based upon several factors, including regional differences in wage levels. Other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including some injectible drugs like EPO, Calcijex(R), Infed(R), Zemplar(R), and others.

  Claims for Medicare reimbursement must generally be presented within 15 to 27 months of treatment depending on the month in which the service was rendered. We generally submit claims monthly and are typically paid by Medicare within 17 days after submission.

  We receive reimbursement for outpatient dialysis services provided to Medicare-eligible patients at composite rates that are currently between $117 and $139 per treatment, with an average rate of $128 per treatment. This rate is subject to change by legislation. The Medicare ESRD composite rate was increased effective January 1, 2000 by 1.2%. The same legislation also included a further 1.2% composite rate increase, which will become effective January 1, 2001.

  Historically, there have been very few changes to the Medicare reimbursement rate. The rate did not change from commencement of the program in 1972 until 1983. From 1983 through December 1990 numerous Congressional actions resulted in a net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, by $1.00 per treatment. The recent increase was the first change in the rate since 1991.

  In January 1996, HCFA announced a three-year demonstration project involving the enrollment of ESRD patients in managed care organizations. The demonstration project is evaluating the appropriateness of fixed, or capitated, reimbursement for dialysis services. There were initially four demonstration project sites selected. Three sites are now actually implementing the pilot program and we are participating in the project with the two largest sites. We expect the ESRD demonstration project and the analysis of the results of the project to continue over the next three to four years. The pilot program, if successful, could result in HCFA allowing ESRD patients to enroll in managed care organizations. The likelihood and timing of this decision is impossible for us to predict.

 Medicaid reimbursement

  Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. In some states, these programs also serve as supplemental insurance programs for the Medicare co-insurance portion of the ESRD composite rate and provide reimbursement for additional services, like oral medications, that are not covered by Medicare. State regulations generally follow Medicare schedules for reimbursement levels and coverages. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. We are a licensed ESRD Medicaid provider in the states in which we conduct our business.

 Private payors

  Before Medicare becomes the primary payor, a patient's employer group health plan or other private insurance, if any, is responsible for payment at its negotiated rates or, in the absence of negotiated rates, at our usual and customary rates. The patient is responsible for any deductibles and co-payments under the terms of the employer group health plan or other insurance. After Medicare becomes the primary payor, these private payors generally reimburse us for the 20% of the Medicare reimbursement rates that Medicare does not pay. Our usual and customary rates are, and the rates we negotiate with private payors typically are, higher than Medicare reimbursement rates. We also have agreements with over 350 managed care payors, at rates that are generally lower than those negotiated with other private payors, but above Medicare rates.

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

 Reimbursement for EPO and other drugs

  On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for the use of EPO for dialysis patients. EPO stimulates the production of red blood cells and is beneficial in the treatment of anemia, with the effect of reducing or eliminating the need for blood transfusions for dialysis patients. Physicians began prescribing EPO for their patients in our dialysis facilities in August 1989. Most of our dialysis patients receive EPO. Approximately 24% of our net operating revenues in 1999 were generated from the administration of EPO. Therefore, EPO reimbursement significantly impacts our net income.

  The Office of the Inspector General of the Department of Health and Human Services has recommended that Medicare reimbursement for EPO be reduced from the current amount of $10 to $9 per 1,000 units. The Department of Health and Human Services, or HHS, has concurred with this recommendation; however, HHS has not determined whether it will pursue this change through the rulemaking process. In addition, President Clinton's proposed budget for fiscal year 2001 includes a reduction in the Medicare reimbursement for EPO by this amount. President Clinton proposed the same EPO reimbursement reduction in his fiscal year 2000 budget proposal, but Congress did not pass any EPO reimbursement reduction. EPO reimbursement programs have been, and in the future may be, subject to these and other legislative or administrative proposals. We cannot predict whether future rate or reimbursement method changes will be made. If such changes are made, they could have a material adverse effect on our business, results of operations or financial condition.

  Furthermore, EPO is produced by a single manufacturer, Amgen Corporation, and any interruption of supply or product cost increases could adversely affect our operations. In February 2000, Amgen unilaterally increased its stated price for EPO by 3.9%, which will likely have an adverse effect on our net income.

  Medicare generally reimburses for EPO only when it is administered to patients whose hematocrits do not exceed 36%. When the patient's hematocrit exceeds 36%, Medicare reimbursement is contingent upon the medical justification. Hematocrit is a measure of red blood cell concentration.

  The other intravenous drugs we administer include Calcijex, iron supplements, various antibiotics and other medications. Medicare currently reimburses us separately for the intravenous drugs at a rate of 95% of the average wholesale price of each drug. The Clinton administration has proposed a reduction in the reimbursement rate for outpatient prescription drugs to 83% of the average wholesale price in its fiscal year 2001 budget. Congress did not approve this rate change. However, we do not know whether future rate changes will be implemented. If rate changes are implemented, it could have a material adverse effect on our business, results of operations or financial condition.

Government regulation

  Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, reimbursement from government programs, premises, management of facilities, personnel, the maintenance of proper records, equipment, and quality assurance programs/patient care.

  Our dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if we satisfy applicable standards and requirements. All of our dialysis facilities are certified by HCFA, as is required for the receipt of Medicare reimbursement.

  Our business would be adversely impacted by:

  .  Any loss or suspension of federal certifications;

  . Any loss or suspension of authorization to participate in the Medicare or Medicaid programs;

  . Any loss or suspension of licenses under the laws of any state or governmental authority in which we generate substantial revenues; or

  . Reduction of reimbursement or reduction or elimination of coverage for dialysis and ancillary services.

  To date, we have not had any difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, our industry will continue to be subject to government regulation, the scope and effect of which are difficult to predict. This regulation could adversely impact us in a material way. In addition, various governmental authorities periodically may review or challenge our operations, which could have an adverse effect on us.

 Fraud and abuse under federal law

  The "antikickback" statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive or make payments in return for:

  .  The referral of a patient for treatment; or

  . The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs.

  Federal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil penalties for violation of these laws include assessments of $10,000 per improper claim for payment plus twice the amount of the claim and suspension from future participation in Medicare and Medicaid. Some state antikickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also said that, under certain circumstances, the statute is also violated when a purpose of a payment is to induce referrals.

  In July 1991, November 1992, and November 1999, the Secretary of HHS published regulations that create exceptions or "safe harbors" for some business transactions. Transactions structured within these safe harbors do not violate the antikickback statute. A business arrangement must satisfy each and every element of a safe harbor to be protected by that safe harbor. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the antikickback statute but may be subject to greater scrutiny by enforcement agencies.

  We believe our arrangements with referring physicians are in material compliance with these laws. We seek to structure our various business arrangements to satisfy as many safe harbor elements as is practical. Some of our arrangements with referring physicians do not satisfy all elements of a relevant safe harbor. Although we have never been challenged under these statutes and believe we materially comply with these and other applicable laws and regulations, we could in the future be required to change our practices or experience a material adverse effect as a result of a challenge.

  Because our medical directors and other contract physicians refer patients to our facilities, the federal antikickback statute may apply. We believe our arrangements with these physicians materially comply with the antikickback statute. Among the available safe harbors is one for personal services which is relevant to our arrangements with our medical directors and the other physicians under contract. Most of our agreements with our medical directors or other physicians under contract do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, except in cases where a facility is in transition from one medical director to another or where the term of an agreement with a physician has expired and a new agreement is in negotiation, our agreements with our medical directors and other contract physicians satisfy at least six of the seven requirements for this safe harbor. The requirement typically not satisfied is a requirement that if the services provided under the agreement are on a part-time basis, the agreement must specify the schedule of intervals, their precise length and the exact charge for such intervals. Because of the nature of our medical directors' duties, we believe it is impractical to meet this requirement.

  At some of our dialysis facilities, physicians who refer patients to the dialysis facilities hold interests in partnerships or limited liability companies owning the facilities. The antikickback statute may apply in these situations. Among the available safe harbors with respect to these arrangements is one for small entity investment interests. While none of our arrangements satisfy all of the elements of this small entity investment interests safe harbor, we believe that each of these partnerships and limited liability companies satisfies a majority of the safe harbor's elements, and that each of these business arrangements is in material compliance with the antikickback statute.

  We lease some of our facilities from entities in which interests are held by physicians who refer patients to those facilities, and we also sublease space to referring physicians at some of our dialysis facilities. The antikickback statute may apply in these situations. Among the available safe harbors with respect to these arrangements is one for space rentals. We believe that the leases we have entered into are in material compliance with the antikickback statute and that the leases satisfy in all material respects each of the elements of the space rental safe harbor applicable to these arrangements.

  Because we are purchasing and selling items and services in the operation of our facilities which may be paid in whole, or in part, by Medicare or a state healthcare program, and because these items and services might be purchased or sold at a discount, the federal antikickback statute may apply. Among the available safe harbors is one for discounts which is relevant to our discount arrangements. We believe that the discount arrangements that we have entered into are in material compliance with the antikickback statute and that these arrangements satisfy in all material respects each of the elements of the discounts safe harbor applicable to these arrangements.

 Fraud and abuse under state law

  In several states, including California, Florida, Georgia, Kansas, Louisiana, Maryland, New York, Utah and Virginia, in which we operate dialysis facilities jointly owned with referring physicians, statutes prohibit physicians from holding financial interests in various types of medical facilities to which they refer patients. Some states also have laws similar to the federal antikickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical director and other physician relationships. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians who hold joint ownership interests, we would be required to restructure some or all of our relationships with these referring physicians. We cannot predict the consequences of this type of restructuring. We currently believe that our financial and joint ownership interests with referring physicians are in material compliance with these state statutes.

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

  The Omnibus Budget Reconciliation Act of 1993, or OBRA 93, contains certain provisions, known as Stark II, that restrict physician referrals for "designated health services" to entities with which a physician or immediate family member has a "financial relationship." The entity is prohibited under Stark II, as is the case for entities restricted by Stark I, from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per service and can be excluded from future participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to us became effective on January 1, 1995. Although proposed Stark II regulations were published on January 9, 1998, we cannot determine what provisions will be contained in the final Stark II regulations, nor when the final Stark II regulations will become effective.

  A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement with, the entity. We have entered into compensation agreements with our medical directors and with other referring physicians. Some of our medical directors own equity interests in entities which operate our dialysis facilities. Some of our dialysis facilities are leased from entities in which referring physicians hold interests, and we sublease space to referring physicians at some of our dialysis facilities. In addition, some of the medical directors and other physicians from whom we have acquired dialysis facilities own our common stock or options to acquire our common stock. We believe that the ownership of the stock and stock options and the other ownership interests and lease arrangements for such facilities are in material compliance with Stark II. The proposed Stark II regulations could, however, require us to restructure the stock and stock option ownership.

  Stark II includes certain exceptions. We believe that our compensation arrangements with medical directors and other contract physicians materially satisfy the personal services compensation arrangement exception to the Stark II prohibitions.

  Payments made by a lessor to a lessee for the use of premises are also excepted from Stark II prohibitions if specific requirements are met. We believe that our leases with referring physicians materially satisfy this exception to the Stark II prohibitions.

  The Stark II exception applicable to physician ownership interests in entities to which they make referrals does not encompass the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis facilities.

  For purposes of Stark II, "designated health services" include clinical laboratory services, equipment and supplies, home health services, outpatient prescription drugs and inpatient and outpatient hospital services. We believe that the language and legislative history of Stark II and the proposed and related regulations indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services. Our provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO, clinical laboratory services, facility dialysis services and supplies, home dialysis supplies and equipment and services to hospital inpatients and outpatients under our dialysis services agreements with hospitals, include services and items which could, however, be construed as designated health services within the meaning of Stark II. Although we do not bill Medicare or Medicaid for hospital inpatient and outpatient services, our medical directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral within the meaning of Stark II.

  HCFA may interpret Stark II to apply to our operations. Consequently, Stark II may require us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. We believe, but cannot assure, that if Stark II is interpreted to apply to our operations, we will be able to bring our financial relationships with referring physicians into material compliance with Stark
II. We would be materially impacted if HCFA interprets Stark II to apply to us and we could not achieve that compliance. A broad interpretation of Stark II to include items provided incident to dialysis services would apply to our competitors as well.

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

  The penalty for a violation of the FCA ranges from $5,000 to $10,000 for each fraudulent claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute Medicare fraud in areas such as coding errors, billing for services not rendered, the submission of false cost reports, billing services at a higher reimbursement rate than is appropriate, billing services under a comprehensive code as well as under one or more component codes, and billing for care which is not medically necessary. Although subject to some dispute, at least two federal district courts have also determined that alleged violations of the federal antikickback statute or Stark I and Stark II are sufficient to state a claim for relief under the FCA. In addition to the civil provisions of the FCA, the federal government can use several criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the federal government.

 The Health Insurance Portability and Accountability Act of 1996

  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions, and establishes a pilot program for medical savings accounts. In addition, HIPAA also expands federal attempts to combat healthcare fraud and abuse by making amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA creates a new "Health Care Fraud and Abuse Control Account," under which "advisory opinions" are issued by the Office of the Inspector General, or OIG, regarding the application of the antikickback statute, certain criminal penalties for Medicare and Medicaid fraud are extended to other federal healthcare programs, the exclusion authority of the OIG is expanded, Medicare and Medicaid civil monetary penalty provisions are extended to other federal healthcare programs, the amounts of civil monetary penalties are increased, and a criminal healthcare fraud statute is established.

  HIPAA also required Congress to enact privacy legislation by August 21, 1999. If legislation was not enacted by this deadline, HIPAA required HHS to promulgate regulations. Congress failed to enact such legislation, resulting in recently proposed regulations from HHS regarding privacy rules and security and electronic signature standards. Based on our review of the proposed privacy rules, compliance will require the development of extensive policies and procedures, the designation of privacy officers, and the implementation of elaborate administrative safeguards with respect to private health information in our possession. Similarly, based on our review of the proposed security and electronic signature standards, compliance will require us to develop information systems, administrative, and electronic safeguards to protect data integrity. Complying with the proposed privacy rules and the proposed security and electronic signature standards will require substantial time and may require us to incur significant expenditures. Under HIPAA, compliance with these proposed regulations will be required within 24 months after the regulations become final. It is not known with certainty what provisions will be contained in the final regulations nor can we determine when the final regulations will become effective. Additionally, in the event Congress subsequently enacts privacy legislation, that legislation may preempt any final privacy regulations HHS may promulgate. We cannot determine the likelihood of Congress subsequently enacting privacy legislation nor the provisions of any such legislation.

 Other regulations

  Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. Those laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with certain prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis facilities, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and engineering and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe that we are in material compliance with these laws and regulations.

  Some states have established certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis facilities. We believe that we are in material compliance with all applicable state certificate of need laws.

  Although we believe we comply materially with current applicable laws and regulations, our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. We cannot assure that our activities will not be reviewed or challenged by regulatory authorities in the future.

Corporate compliance program

  We have implemented a company-wide corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our employees. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

  . Increasing the awareness of our employees and affiliated professionals of the importance of complying with all applicable laws and regulations in an increasingly complicated regulatory environment;

  . Auditing our facilities and billing offices on a regular basis to identify quickly any potential instances of non-compliance; and

  . Ensuring that we take steps to resolve instances of non-compliance promptly as we become aware of them.

  We have adopted a code of conduct that each of our employees and affiliated professionals must follow, and have implemented a confidential, toll-free compliance hotline (888-272-7272). Our chief compliance officer administers the compliance program. The chief compliance officer reports directly to our president and the audit committee of our board of directors.

Florida laboratory payment dispute

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to certain claims it submits for Medicare reimbursement. We understand that carriers have undertaken similar reviews with respect to other providers' laboratory activities in Florida and elsewhere. The carrier has alleged that 99.3% of the tests this laboratory performed during the review period it initially identified, from January 1995 to April 1996, and 96% of the tests performed in a second period, from May 1996 to March 1998, were not properly supported by the prescribing physicians' medical justification. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $14.2 million for the review period from May 1996 to March 1998. The carrier has also suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. The carrier had withheld approximately $30 million in reimbursement as of December 31, 1999. The carrier has requested additional billing records with respect to the time period April 1998 to August 1999. In addition, the carrier has informed the local offices of the Department of Justice, or DOJ, and HHS of this matter, and we are cooperating with the DOJ and HHS.

  We have consulted with outside counsel, reviewed our records, are disputing the overpayment determinations and have provided supporting documentation of our claims. We have cooperated with the carrier to resolve this matter and have initiated the process of a formal review of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. We have received minimal responses from the carrier to our repeated requests for clarification and information regarding the continuing payment suspension. The hearing regarding the initial review period from January 1995 to April 1996 was held on July 27 and July 28, 1999. On January 27, 2000, the hearing officer issued a decision regarding the initial review period upholding the overpayment determination of $5.6 million. We have filed an appeal to a federal administrative law judge.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. In July 1999, the court dismissed our complaint because we had not exhausted all administrative remedies.

  We are unable to determine at this time:

  . When this matter will be resolved or when the laboratory's payment suspension will be lifted;

  .  What, if any, of the laboratory claims will be disallowed;

  . What action the carrier, DOJ or HHS may take with respect to this matter;

  .  Whether the carrier may review additional periods; or

  .  Any outcome of this investigation.

  Any determination adverse to us could have an adverse impact on our business, results of operations or financial condition.

Competition

  A significant portion of the dialysis industry consists of many small, independent facilities. The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements is also vigorous. We have also, from time to time, experienced competition from former medical directors or referring physicians who have opened their own dialysis facilities. A portion of our business consists of monitoring and providing supplies for ESRD treatments in patients' homes. Some physicians also provide similar services, and if the number of such physicians were to increase, our business, results of operations or financial condition could be adversely affected.

  The market share of the large multi-facility providers has increased significantly over the last several years. However, because of the growth in the total number of facilities, the absolute number of dialysis facilities owned by hospitals and independent physicians has remained relatively constant.

  Large multi-facility dialysis providers that we compete with include Fresenius Medical Care, Gambro, Renal Care Group and Everest Healthcare Services. Some of our competitors have substantially greater financial resources than us and may compete with us for acquisitions and the development of new facilities in markets targeted by us. There are also a number of large healthcare providers that have entered or may decide to enter the dialysis business. We cannot assure that our facilities will continue to compete successfully with the facilities of these other companies.

  Our two largest competitors, Fresenius and Gambro, are vertically integrated dialysis providers. Both companies manufacture a full-line of dialysis supplies and equipment while also owning and operating dialysis clinics. This may give them cost advantages over us because of their ability to manufacture their own products. In addition, Fresenius is our largest supplier of dialysis products and is also our largest competitor in the dialysis services market.

Insurance

  We carry property and general liability insurance, professional liability insurance and other insurance coverage in amounts deemed adequate by our management, based on our claims experience. However, we cannot assure that any future claims will not exceed our applicable insurance coverage. Physicians practicing at our facilities are required to maintain their own malpractice insurance, and our medical directors maintain coverage for their individual private medical practices. We do, however, provide insurance coverage for our medical directors with respect to the performance of their duties as medical directors of our facilities.

Employees

  As of March 15, 2000, we had more than 12,300 employees, including a professional staff of approximately 8,500 employees, a corporate and regional staff of approximately 1,200 employees and a facilities support and maintenance staff of approximately 2,600 employees. Approximately 8,600 of our employees are employed on a full-time basis.

Risk factors

If our lenders accelerate payment of the amounts we owe them, we could become insolvent or be forced to file for bankruptcy.

  As a result of charges and expenses we have recorded in the fourth quarter of 1999, we are not in compliance with several financial covenants in our credit facilities. Due to our failure to comply with these covenants a majority of our lenders could declare us in default under our credit facilities, which would allow them to accelerate payment of all amounts we owe them. If they accelerated payment, it would force us to file for bankruptcy or reorganize our business. In addition, we are paying penalties of approximately $12 million annually to our banks for being out of compliance with these covenants. We cannot predict what actions our lenders will take while we are out of compliance with these covenants.

We may not have sufficient cash flow from our business to pay our debt.

  The amount of our outstanding debt is large compared to our cash flows and the net book value of our assets. We have substantial repayment obligations under our outstanding debt. As of December 31, 1999 we had:

  . Total consolidated debt of approximately $1.458 billion, including $960 million outstanding under our credit facilities;

  .  Shareholders' equity of approximately $326 million; and

  . A ratio of earnings to fixed charges of less than 1:1, due to our loss in 1999.

  The following chart shows our aggregate interest and principal payments due on all of our currently outstanding debt for each of the next five fiscal years, assuming our lenders do not accelerate payment of the amounts due under our credit facilities. Also, because the interest rate under our credit facilities is based upon a variable market rate plus a margin determined by the amount of debt we incur relative to our earnings before income taxes, depreciation and amortization, the amount of these interest payments could fluctuate in the future. In addition, as a result of our failure to comply with several financial covenants, our lenders could accelerate payment of substantially all of these amounts.

                                                              Scheduled payments
                                                              ------------------
                                                              Interest Principal
                                                              -------- ---------
                                                                (in thousands)
For the year ending December 31:
  2000....................................................... $135,779 $ 26,585
  2001.......................................................  135,255    4,876
  2002.......................................................  131,931  109,702
  2003.......................................................  110,538  466,986
  2004.......................................................   72,784    4,217

  Due to the large amount of these principal and interest payments, we may not generate enough cash from our operations to meet these obligations.

The large amount and terms of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

  Our credit facilities contain numerous financial and operating covenants that limit our ability, and the ability of most of our subsidiaries, to engage in activities such as incurring additional senior debt, disposing of our assets, or repurchasing our common stock. These covenants require that we meet financial ratios including interest coverage, net worth and leverage tests.

  Additionally, we are highly leveraged and we are not in compliance with our covenants. We may be required to renegotiate the terms of our credit facilities on terms that are more unfavorable, including: higher interest rates, shorter maturities or more restrictive borrowing terms; all of which may have an adverse impact on our business prospects and our financial results. Our lenders may require additional concessions from us before giving us a waiver or providing us with a new credit facility.

  Our current level of debt and the limitations our credit facilities impose on us could have other important consequences, including:

  . Based upon the preceding table, we will have to use much of our cash flow, approximately $162 million in 2000 and $140 million in 2001, for scheduled debt service rather than for our operations;

  . We may not be able to increase our borrowings under the credit facilities or obtain other additional debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes; and

  . We could be less able to take advantage of significant business opportunities, including acquisitions, and react to changes in market or industry conditions.

If we do not further improve our internal systems and controls soon, our revenues, cash flows and net income may be adversely affected.

  We have experienced rapid growth in the last five years, especially in 1998 and the first half of 1999, as a result of our business strategy to acquire, develop and manage a large number of dialysis centers. This historical growth and business strategy has led to a number of adverse consequences, including:

  . Our billing and collection processes, systems and personnel were at times inadequate to collect all amounts owed to us for services we have rendered, resulting in a failure to achieve expected cash flow and significant charges for uncollectible accounts receivable;

  . A need for additional management, administrative and clinical personnel to manage and support our expanded operations. We may not be able to attract and retain sufficient additional personnel to meet these needs;

  . Our assessment of the requirements of our growth on our information systems underestimated our needs, and we have spent, and may continue to spend, substantial amounts to enhance and replace our information systems;

  . Our expanded operations required cash expenditures in excess of the cash available to us after paying our debt service obligations and required us to increase our debt balances;

  . We inaccurately assessed the historical and projected results of operations of some acquired businesses, which caused us to overpay for these acquisitions; and

  . In retrospect we have not integrated acquired facilities as quickly or smoothly as we expected, which prevented us from achieving the results of operations expected for these acquired facilities.

  If we fail to improve our performance in these areas, it will have a negative impact on our cash flow and could impact our ability to meet our substantial debt obligations.

If the percentage of our patients that pay at or near our list prices declines, then our revenues, cash flows and net income would be substantially reduced.

  Approximately 41% of our net operating revenues in 1999 was generated from patients who had domestic private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are substantially higher than Medicare rates. Domestic private payors, particularly managed care payors, have become more aggressive in demanding contract rates approaching or at Medicare reimbursement rates. We believe that the financial pressures on private payors to decrease the rates at which they reimburse us will continue to increase. If the percentage of patients who have insurance that reimburses us at or near our list prices changes significantly, it will have a material impact on our revenues, cash flows and net income.

Future declines, or the lack of further increases, in Medicare reimbursement rates could substantially decrease our net income and cash flows.

  Approximately 54% of our net operating revenues in 1999 were generated from patients who had Medicare as the primary payor. We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Unlike many other Medicare programs, the Medicare ESRD program has not provided periodic inflation increases in its reimbursement rates. Congress recently enacted two increases of 1.2% each, effective January 1, 2000 and January 1, 2001, to the Medicare composite reimbursement rate for dialysis. These were the first increases since 1991, and are significantly less than the cumulative inflation since 1991. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. In addition, if Medicare should begin to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. We cannot predict the nature or extent of future rate changes, if any.

  HHS has recommended, and the Clinton administration has included in its fiscal year 2001 budget proposal to the Congress, a 10% reduction in Medicare reimbursement for erythropoietin, or EPO. We cannot predict whether Congress will enact this proposal, or whether other future rate or reimbursement method changes will be made. Approximately 14% of our net operating revenues in 1999 was generated from EPO reimbursement through Medicare and Medicaid programs. Consequently, any reduction in the rate of EPO reimbursement through Medicare and Medicaid programs could materially reduce our revenues, cash flows and net income.

  Medicare separately reimburses us for other outpatient prescription drugs that we administer to dialysis patients at the rate of 95% of the average wholesale price of each drug. The Clinton administration has also included in its fiscal year 2001 budget proposal to the Congress a reduction in the reimbursement rate for outpatient prescription drugs to 83% of the average wholesale price. We cannot predict whether Congress will enact this proposal, or whether other reductions in reimbursement rates for outpatient prescription drugs will be made. If such changes are implemented, they could have a material adverse effect on our revenues, cash flows and net income.

If Medicare changes its ESRD program to a capitated reimbursement system, our revenues, cash flows and profits could be materially reduced.

  Under the current Medicare demonstration project, Medicare is paying managed care plans a capitated rate equal to 95% of Medicare's current average cost of treating dialysis patients. Under a capitated plan we or managed care plans would receive a fixed periodic payment for servicing all of our Medicare-eligible ESRD patients regardless of fluctuations in the number of services provided in that period or possibly even the number of patients treated. If HCFA considers the pilot program successful, HCFA or Congress could implement such a capitated program more broadly or could lower the average Medicare reimbursement for dialysis.

Over the long-term, we expect the profit margins in the dialysis industry to decline, which will have a negative impact on our net income and cash flows.

  During the past few years, industry operating margins have increased due to

  . Increased provision of ancillary services, particularly the administration of EPO;

  . The extension of the period for which private payors remain the primary insurer, until Medicare becomes the primary insurer; and

  .  Pricing increases for private pay patients.

  We believe that some of these trends have reached a plateau, particularly the increases in ancillary services intensity and the additional profits from the extension of the private insurance coverage period. There are also market forces that may result in long-term industry margin compression. These forces include increases in labor and supply costs at a faster rate than reimbursement rate increases, the potential for Medicare reimbursement cuts for ancillary services and an inability to achieve future pricing increases for both private pay and managed care patients.

If our assumptions regarding the beneficial life of our goodwill prove to be inaccurate, or subsequently change, our current earnings may be overstated and future earnings also may be affected.

  Our balance sheet has an amount designated as "goodwill" that represents 43% of our assets and 270% of our shareholders' equity at December 31, 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the period benefited. The current average useful life is 35 years for our goodwill. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, acquired businesses.

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

Interruption in the supply of, or cost increases in, EPO could materially reduce our net income and cash flows and affect our ability to care for our patients.

  In the future, Amgen may be unwilling or unable to supply us with EPO. Additionally, Amgen is the sole supplier of EPO, and may unilaterally decide to increase its price for EPO. For example, Amgen unilaterally decided to increase its price for EPO by 3.9% in February 2000. Interruptions of the supply of EPO or additional increases in the price we pay for EPO could have a material adverse effect on our financial condition as well as our ability to provide appropriate care to our patients.

The cost of our medical supplies on a per treatment basis has been increasing, and if this trend continues it could impact our net income and cash flows.

  During the past two years we have seen an increase in the cost per treatment of our medical supplies due to an increase in our utilization of supplies and increases in pricing from suppliers. Two of our major competitors are also major providers of medical supplies and equipment and our largest supplier, Fresenius, is also the largest provider of dialysis services in the world. The number of suppliers of dialysis-specific medical supplies has declined recently, due to consolidation among these suppliers. If we are not able to manage our medical supply utilization better or to achieve cost savings from our suppliers, we may have a reduction in our net income and cash flows due to higher medical supply costs.

If we sell our non-continental U.S. operations for less than we expect, our impairment loss of $83 million recorded in the fourth quarter of 1999 may be understated.

  We recently entered into agreements to sell most of our operations outside of the continental U.S. to a competitor for approximately $160 million in proceeds, subject to final closing adjustments. We recorded a charge of $83 million for the impairment of the value of our non-continental operations in the fourth quarter of 1999, which includes the cost of buying out minority interests and direct transaction costs of completing the sales. If we do not complete the sale as we anticipate, then our actual losses may prove higher than the recorded charge. The agreements are conditioned on the consent of our lenders under our credit facilities, regulatory approvals and other closing conditions.

If we fail to adhere to all of the complex government regulations that apply to our business, we could incur substantial fines or be excluded from participating in government reimbursement programs.

  Our dialysis operations are subject to extensive federal, state and local government regulations. Any of the following could adversely impact our revenues:

  .  Suspension of payments from government programs;

  .  Loss of required government certifications;

  . Loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare ESRD Program and Medicaid programs; and

  . Loss of licenses required to operate health care facilities in some of the states in which we operate.

  The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. For example, the Office of Inspector General of HHS has reported that it recovered $1.2 billion in fiscal year 1997 and $480 million in fiscal year 1998 from health care fraud investigations. Also, in January 2000 one of our competitors entered into a $486 million settlement as a result of an Office of Inspector General of HHS investigation into some of its practices. We expect this regulatory scrutiny to continue, if not increase.

We may never collect the revenues from the payments suspended as a result of an investigation of our laboratory subsidiary.

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to this laboratory. Medicare revenues from this laboratory represent approximately 2% of our net revenues. The suspension of payments relates to all payments due after the suspension started, regardless of when the laboratory performed the tests. From the beginning of the suspension through December 31, 1999, the carrier had withheld approximately $30 million, which has adversely affected our cash flow. We may never recover the amounts withheld, for which no reserves have been established.

Our failure to comply with federal and state fraud and abuse statutes could result in sanctions.

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

Item 2. Properties.

  Twelve of our dialysis facilities, including five facilities in the continental United States, are operated on properties that we own. We also own a 50% interest in a limited liability company that owns an additional property on which we operate a dialysis facility. The remaining dialysis facilities that we operate are located on premises leased by us or our general partnerships, limited liability companies or subsidiary corporations or by entities that we manage. We lease at fair market value certain facilities from entities in which referring physicians hold an interest. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. Our facilities range in size from approximately 500 to 19,500 square feet, with an approximate average size of 5,900 square feet. We maintain our corporate headquarters in approximately 35,800 square feet of office space in Torrance, California, which we currently lease for a term expiring in 2008. Our business office in Tacoma, Washington, is in an 80,000 square foot facility leased for a term expiring in 2009. We maintain a 43,000 square foot facility in Berwyn, Pennsylvania for additional billing and collections purposes and limited corporate and regional staff. The Berwyn lease expires in 2001. Our Florida-based laboratory is located in a 30,000 square foot facility owned by us, with a ground lease, and our Minnesota-based laboratory is located in a 9,500 square foot facility leased by us.

  Some of our dialysis facilities are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing facilities to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, through the addition of dialysis stations at a facility upon obtaining appropriate governmental approvals. In addition, we can build de novo facilities if existing facilities reach capacity. With respect to relocating facilities or building de novo facilities, we believe that we can generally lease space at economically reasonable rates in the area planned for each of these facilities. Expansion or relocation of our facilities would be subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or facility license, approval of our application generally would be necessary for expansion or relocation.

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

  The complaints in the lawsuits are similar and allege violations of federal securities law arising from allegedly false and misleading statements primarily regarding our accounting for the integration of RTC into TRCH and request unspecified monetary damages. The lawsuits have been consolidated under the caption, In Re Total Renal Care Securities Litigation, Master File No. CV-99-1745-CBM (RCx). A Consolidated Amended Complaint was filed on October 6, 1999. This complaint alleges violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999 and seeks unspecified monetary damages. The primary allegations of this complaint are that we booked revenues at inflated amounts, failed to disclose that a material portion of our accounts receivable were uncollectible, reported excessive non-Medicare revenues, billed for treatments that were never provided, failed to disclose accurately the basis for the suspension of payments to our Florida-based laboratory subsidiary on Medicare claims, accounted for goodwill to overstate income, and manipulated the value of intangible assets. On January 24, 2000, all defendants responded to this complaint by filing a motion to dismiss. The motion is set to be heard on June 5, 2000, and all discovery is stayed pending the court's hearing and decision on the motion. We believe that all of the claims are without merit and we intend to defend ourselves vigorously. We anticipate that the attorneys' fees and related costs of defending this consolidated litigation will be covered primarily by our directors and officers insurance. Any determination adverse to the company could have an adverse impact on the company's business, results of operations or financial condition.

  See the heading "Florida laboratory payment dispute" in "Item 1. Business" of this report for information on our pending payment dispute with our Florida laboratory's Medicare carrier.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  Our annual meeting of shareholders was held on December 17, 1999. Proposal 1 submitted to our shareholders at the meeting was the election of directors. The following directors, being all of our directors, were elected at the meeting, with the number of votes cast for each director or withheld from each director set forth after the director's respective name.

                                                            Votes for  Authority
                              Name                           Director  Withheld
                              ----                          ---------- ---------
     Maris Andersons....................................... 72,117,368 2,870,117
     Richard B. Fontaine................................... 72,545,000 2,502,485
     Peter T. Grauer....................................... 72,171,940 2,875,545
     Shaul G. Massry....................................... 72,296,944 2,750,541
     Kent J. Thiry......................................... 72,698,703 2,348,782

  Proposal 2 submitted to our shareholders at the meeting was the approval of our 1999 Equity Compensation Plan. The votes were cast as follows:

            For                          Against                                         Abstain
            ---                          -------                                         -------
         56,971,099                     17,953,485                                       125,401

  Proposal 3 submitted to our shareholders at the meeting was the approval of an increase in the number of shares authorized for issuance under our Employee Stock Purchase Plan. The votes were cast as follows:

            For                           Against                                          Abstain
            ---                           -------                                          -------
         73,164,677                      1,609,504                                         276,255

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  Our common stock is traded on the New York Stock Exchange under the symbol "TRL." The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

                                                                   High   Low
                                                                  ------ ------
      Fiscal year ended December 31, 1998
        1st quarter.............................................. $35.69 $22.88
        2nd quarter..............................................  36.13  30.31
        3rd quarter..............................................  35.00  19.00
        4th quarter..............................................  30.19  19.50
      Fiscal year ended December 31, 1999
        1st quarter.............................................. $28.00 $ 7.50
        2nd quarter..............................................  15.94   9.81
        3rd quarter..............................................  15.31   7.06
        4th quarter..............................................   8.56   5.88

  The closing price of our common stock on March 15, 2000 was $2 11/16 per share. As of March 15, 2000 there were 2,235 holders of our common stock named as holders of record by The Bank of New York, our registrar and transfer agent. Since our recapitalization in 1994, we have not declared or paid cash dividends to holders of our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We are subject to restrictions on our ability to pay dividends on our common stock. For more details, see the heading "Liquidity and capital resources" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements.

Item 6. Selected Financial Data.

  The following table presents selected consolidated financial and operating data for the periods indicated. The consolidated financial data for the year ended December 31, 1995 is unaudited but includes all adjustments consisting solely of normal recurring adjustments necessary to present fairly our results of operations for that period. The following financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements filed as part of this report.

                                       Year ended December 31,
                          ------------------------------------------------------
                              1999         1998       1997      1996      1995
                          ------------  ----------  --------  --------  --------
                                   (in thousands, except per share)
Income statement data:
Net operating revenues..  $  1,445,351  $1,203,738  $758,403  $496,651  $299,411
Total operating
 expenses(1)............     1,509,333   1,068,825   646,816   428,698   247,834
                          ------------  ----------  --------  --------  --------
Operating income
 (loss).................       (63,982)    134,913   111,587    67,953    51,577
Other income (loss).....        (1,895)      4,894     3,175     3,858     1,029
Debt expense(2).........       110,797      84,003    29,082    13,670    12,921
Minority interests in
 income of consolidated
 subsidiaries...........        (5,152)     (7,163)   (4,502)   (3,578)   (2,544)
                          ------------  ----------  --------  --------  --------
Income (loss) before
 income taxes,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      (181,826)     48,641    81,178    54,563    37,141
Income tax expense
 (benefit)..............       (34,570)     38,449    35,654    22,031    13,841
                          ------------  ----------  --------  --------  --------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............  $   (147,256) $   10,192  $ 45,524  $ 32,532  $ 23,300
                          ============  ==========  ========  ========  ========
Net income (loss)(3)....  $   (147,256) $   (9,448) $ 45,524  $ 24,832  $ 20,745
                          ============  ==========  ========  ========  ========
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $      (1.81) $     0.12  $   0.59  $   0.43  $   0.43
                          ============  ==========  ========  ========  ========
  Net income (loss)(3)..  $      (1.81) $    (0.12) $   0.59  $   0.33  $   0.38
                          ============  ==========  ========  ========  ========
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $      (1.81) $     0.12  $   0.57  $   0.42  $   0.40
                          ============  ==========  ========  ========  ========
  Net income (loss)(3)..  $      (1.81) $    (0.12) $   0.57  $   0.32  $   0.36
                          ============  ==========  ========  ========  ========
Ratio of earnings to
 fixed charges (4)......  (See note 5)        1.50      3.18      3.88      3.28

                                          Year ended December 31,
                            ----------------------------------------------------
                               1999         1998       1997      1996     1995
                            -----------  ---------- ---------- -------- --------
                                              (in thousands)
Balance sheet data:
Working capital(6)......... $(1,043,796) $  388,064 $  205,798 $185,904 $ 98,071
Total assets...............   2,056,718   1,911,619  1,279,261  664,799  338,866
Long-term debt(7)..........       5,696   1,225,781    731,192  233,126   96,979
Shareholders' equity.......     326,404     473,864    422,446  358,677  193,162

--------
(1) Total operating expenses include impairments and valuation losses of $139,805 in 1999 and merger related costs of $78,188 in 1998.

(2) Debt expense includes a write-off of deferred financing costs of $1,601 in 1999 and loss on termination of interest rate swap agreements related to refinanced debt of $9,893 in 1998.

(3) Extraordinary losses associated with early extinguishment of debt were $12,744 ($0.16 per share) in 1998, $7,700 ($0.10 per share) in 1996, and
    $2,555 ($0.09 per share) in 1995.

    In 1998 we adopted Statement of Position No. 98-5, Reporting on the Costs for Start-up Activities, or SOP 98-5, which requires that pre-opening and organization costs be expensed as incurred. As a result, unamortized deferred pre-opening and organizational costs of $6,896 ($0.08 per share) were written-off as a cumulative effect of a change in accounting principle, in 1998.

(4) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding fixed charges and excluding interest capitalized during the period. Fixed charges is defined for this purpose as the total of interest expense, amortization of deferred financing costs and the estimated interest component of rental expense on operating leases.

(5) Due to the company's loss in 1999, the ratio coverage in 1999 is less than 1:1. The company would have had to generate additional earnings of $181,826 to achieve a coverage of 1:1.

(6) The working capital calculation as of December 31, 1999 includes long-term debt potentially callable under covenant provisions of $1,425,610

(7) Long-term debt excludes $1,425,610 as of December 31, 1999 that is potentially callable under covenant provisions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following should be read in conjunction with our consolidated financial statements (pages F-2 through F-32) and Item 1.

  Prior to mid 1999 the company had a very aggressive growth strategy of acquiring other dialysis businesses, and in early 1998 merged with RTC in a stock-for-stock transaction valued at approximately $1.3 billion. After the merger with RTC, the company became the second largest provider of dialysis services in the United States. In addition to operating approximately 490 dialysis facilities in the continental United States, the company currently operates 84 facilities outside the continental United States.

  This aggressive growth strategy through acquisitions has resulted in the company becoming highly leveraged. During the fourth quarter of 1999 we announced our intention to sell our dialysis facilities outside the continental United States as an important first step in restructuring our balance sheet and reducing the debt burden. In January 2000 we signed definitive agreements to sell substantially all of the company's operations outside the continental U.S.

  The rapid growth through acquisitions over the past several years also has had a significant impact on the company's administrative functions, including billing and cash collection processes, which at times operated below optimal levels of efficiency and effectiveness. During the second half of 1999, the aggressive growth strategy was halted, and additional resources were applied toward stabilizing and improving the business processes.

  In 2000, we plan to focus on improving our business processes and capital structure. There are no plans for significant future acquisitions until the company is well positioned to manage such a growth strategy, and then only if it will clearly increase our shareholder value.

Results of operations

  Operating results for the non-continental U.S. operations, which the company has committed to selling or otherwise discontinuing, were as follows (in millions):

                        Non-continental U.S. operations

                                                                   Year ended
                                                                  December 31,
                                                                 ---------------
                                                                 1999  1998 1997
                                                                 ----  ---- ----
     Net operating revenues..................................... $124  $89  $48
     Operating expenses:
       Dialysis and lab facilities..............................  100   71   34
       General and administrative...............................    7    4    4
       Depreciation and amortization............................   13    7    5
       Provision for uncollectible accounts.....................    6    3    1
                                                                 ----  ---  ---
                                                                  126   85   44
                                                                 ----  ---  ---
     Operating income (loss).................................... $ (2) $ 4  $ 4
                                                                 ====  ===  ===

  Consolidated operating results, excluding the non-continental U.S. operations to be divested, were as follows (in millions):

                          Continental U.S. operations

                                                Year ended December 31,
                                             --------------------------------
                                                1999        1998       1997
                                             ----------  ----------  --------
     Net operating revenue.................. $1,321 100% $1,115 100% $710 100%
     Operating expenses:
       Dialysis and lab facilities..........    893  68%    709  64%  480  68%
       General and administrative...........    124   9%     72   6%   46   6%
       Depreciation and amortization........     99   7%     83   7%   49   7%
       Provision for uncollectible
        accounts............................    127  10%     42   4%   27   4%
                                             ------ ---  ------ ---  ---- ---
                                              1,243  94%    906  81%  602  85%
                                             ------      ------      ----
     Operating income before impairment
      losses and merger costs............... $   78   6% $  209  19% $108  15%
                                             ====== ===  ====== ===  ==== ===
     Impairment losses and merger costs:
       Non-continental U.S. operations...... $   83
       Continental U.S. operations..........     57
       Merger costs.........................             $   78
                                             ------      ------
                                             $  140      $   78
                                             ======      ======

  Because all operations outside the U.S. are being divested, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

  Revenues. Operating revenues consist of revenues from dialysis services, lab and pharmacy services, and facility management fees.

                                                               Year ended
                                                              December 31,
                                                           --------------------
                                                            1999    1998   1997
                                                           ------  ------  ----
Total net operating revenues ($ in millions).............. $1,445  $1,204  $758
Percent of total revenues:
  Continental U.S. operations:
    Dialysis services.....................................     87%     89%   90%
    Lab and pharmacy services.............................      3       3     3
    Management fee income.................................      1       1     1
                                                           ------  ------  ----
                                                               91      93    94
  Non-continental U.S. operations.........................      9       7     6
                                                           ------  ------  ----
                                                              100%    100%  100%
                                                           ======  ======  ====

  The significant increases in revenues from 1997 through 1999 reflect the company's aggressive acquisition strategy that existed until the latter part of 1999.

  Dialysis services. Dialysis services include outpatient facility hemodialysis (approximately 85% of total dialysis treatments), home dialysis, inpatient hemodialysis with contracted hospitals, the administration of EPO and other pharmaceuticals, and other ancillary dialysis services.

  Dialysis services are paid for primarily by Medicare and by state Medicaid programs in accordance with rates established by HCFA and other third party-payors such as HMOs and health insurance carriers. Services provided to patients covered by third party insurance companies are normally reimbursed at rates higher than Medicare or Medicaid rates. Patients covered by employer group health plans generally convert to Medicare after 33 months of treatment.

  The majority of earnings from dialysis services are derived from payors other than Medicare and Medicaid. The average revenue per treatment rates for these other payor categories is under continued pressure as we negotiate contract rates with large HMO's and insurance carriers and as patients transition from private coverage or private payment to Medicare coverage.

  Dialysis services revenue by payor type were as follows:

                                                                Year ended
                                                               December 31,
                                                              ----------------
                                                              1999  1998  1997
                                                              ----  ----  ----
Percent of total dialysis revenues for continental U.S.
 operations:
  Medicare...................................................  54%   53%   59%
  Medicaid...................................................   5     4     5
                                                              ---   ---   ---
                                                               59    57    64
  HMO's, health insurance carriers and private patient
   payment...................................................  41    43    36
                                                              ---   ---   ---
                                                              100%  100%  100%
                                                              ===   ===   ===

  The percent of Medicare and Medicaid revenues to total revenues declined in 1998 compared to 1997 due to the mix of payors associated with newly acquired facilities and an increase in the Medicare coordination period that became effective in the latter part of 1997. The coordination period, which is the period that private health insurers are responsible for dialysis reimbursement before Medicare coverage becomes available, was extended from 18 months to 33 months for the primary method of dialysis treatment. This had the result of delaying the transition from non-Medicare rates to the generally lower Medicare rates for a significant percentage of dialysis patients during 1998 and the first part of 1999, as compared to 1997.

  The number of equivalent hemodialysis treatments associated with the continental U.S. operations totaled 5.1 million, 4.4 million, and 3.1 million for 1999, 1998, and 1997, respectively. The increases in the number of treatments accounted for approximately 97% and 72% of the total growth in dialysis services revenue for 1999 and 1998. These increases were principally due to the acquisition and development of new dialysis facilities. The treatment growth rate for facilities in place for at least one year was approximately 5% for 1999 and 1998.

  The average reimbursement rates per equivalent hemodialysis treatment were $246, $245 and $220 for 1999, 1998, and 1997 respectively. The significant rate increase for 1998 compared with 1997 was primarily attributable to the increase in the Medicare coordination period discussed above and the payor mix associated with acquired facilities during that time. Another significant factor in average revenue per treatment is the level of medication administered, which varies depending on medical need and medical practices among the various dialysis facilities and patient demographics. We have experienced a general flattening in the growth trend for the administration of pharmaceuticals, which has additionally constrained revenue per treatment growth. Approximately 3% of the increase in revenue for 1999 and 28% in 1998 was attributable to the increase in the average rate per treatment.

  As of year-end 1999, the Medicare ESRD composite rates were between $117 and $139 per treatment, with an overall average of $128 per treatment. Effective January 1, 2000, the Medicare ESRD composite rate was increased by 1.2%, and is scheduled to increase another 1.2% effective January 1, 2001.

  Lab and pharmacy services. The company operates two licensed clinical laboratories specializing in ESRD patient testing, principally for its own patients. Routine lab tests are included in the Medicare composite treatment rates and do not generate incremental revenue. See Note 15 regarding revenue collection contingencies associated with our laboratory operations.

  Management fee income. We currently manage 49 third-party dialysis facilities utilizing our existing infrastructure. The management fee income is typically based on a percentage of revenue of the managed facility.

  Dialysis and lab facilities expenses. Facility operating expenses consist of costs and expenses specifically attributable to the operations of dialysis and lab facilities, including direct labor, drugs, medical supplies, and other patient care service costs. Total facility operating expenses as a percentage of dialysis, lab and pharmacy services revenues, excluding non-continental U.S. operations, were 68%, 64% and 68% for 1999, 1998 and 1997, respectively.

  The lower percentage for facility costs in 1998 reflects the effect of the higher average revenue rate per treatment realized in 1998 as compared to 1997. This effect was partially offset by cost increases and lower margins associated with new facilities acquired during that time. The higher percentage for 1999 facility costs reflects cost growth in excess of the average revenue increases realized. Cost increases as a percentage of revenues for 1999 were principally associated with compensation expense and medical supply costs.

  General and administrative expenses. General and administrative expenses consist of those costs not specifically attributable to the dialysis and lab facilities and include expenses for corporate and regional administration, centralized accounting, billing and cash collection functions, quality improvement programs and information systems.

  General and administrative expenses as a percentage of total revenues, excluding non-continental U.S. operations, were 9%, 6%, and 6% for 1999, 1998, and 1997, respectively. The higher level of general and administrative expenses in 1999 was principally associated with compensation costs (including severance and retention payments), legal and other professional fees, and consulting fees. Compensation costs increased in 1999 as additional management and staff were added to address the process problems that had developed following the merger with RTC in early 1998. Shortly after the merger, many of the RTC general and administrative departments were eliminated in an attempt to achieve integration synergies more quickly, as discussed below. While the actions in 1998 lowered some general administrative costs during 1998, the resulting process inefficiencies impacted the company's revenue collections and other business processes. The significant increase in general administrative expense as a percent of revenue for 1999 compared to 1998 reflects both the reductions in staffing in 1998 and the increases in staffing in 1999. In addition to the increases during 1999 in staffing levels for centralized business processes, there were increases in the operations management structure to accommodate the growth through acquisitions and penetration in new geographic markets. Also included in 1999 were special retention and severance compensation costs. Professional and consulting fees were similarly higher in 1999 due to the numerous business issues encountered during the year.

  Provisions for uncollectible accounts receivable. The provision for uncollectible accounts receivable as a percentage of revenue was approximately 4% for both 1997 and 1998, and approximately 9% for 1999. The higher level of provisions for uncollectible amounts in 1999, which amounted to approximately $80 million, compared to the levels in 1998 and 1997 when measured as a percentage of revenue, resulted from our inability to achieve our projected cash collection trends during 1999.

  As discussed above, the rapid growth through acquisitions and the merger with RTC in 1998 had a significant impact on the company's administrative functions, including billing and cash collection processes, which at times operated below optimal levels of efficiency and effectiveness. The backlog of aged accounts receivable continued to increase during the first half of 1999 due to high turnover of billing and collection personnel and process inefficiencies. For the second quarter of 1999, an increase in the provision of $24 million was recorded based on historical collection trend projections developed at that time. Although subsequent collection experience with respect to current billings was generally tracking as anticipated through the second half of 1999, the collection rates for the older billings did not match our earlier projections and estimates. Those earlier estimates had been based on prior collection experience, but the build-up of the backlog of aged accounts not processed on a timely basis created collection difficulties at a level not previously experienced or anticipated. As of December 31, 1999 the net balance of domestic accounts receivable aged more than six months amounted to approximately $37 million, which we believe will be substantially collected by the middle of 2000. This amount does not include amounts related to the Florida lab contingency discussed in Note 15.

  Impairment and valuation losses. Impairment and valuation losses for the year ended December 31, 1999 consisted of the following (in millions):


                                                   Quarter ended:
                                          -------------------------------- Total
                                          June 30 September 30 December 31 1999
                                          ------- ------------ ----------- -----
   Operations outside the continental
    U.S.................................                          $ 83     $ 83
   Facility closures and other
    impairments associated with
    continental U.S. facilities.........                            21       21
   Investments in and advances to third-
    party dialysis related businesses...    $15                     13       28
   Physical inventory of capital
    assets..............................                             3        3
   Abandoned software acquisition.......      2                               2
   Termination of corporate jet lease
    agreement...........................              $ 3                     3
                                            ---       ---         ----     ----
                                            $17       $ 3         $120     $140
                                            ===       ===         ====     ====

  During the fourth quarter of 1999, the company announced its intention to sell its dialysis operations outside the continental United States as an important first step in reducing its debt burden and allowing management to focus its attention on the core operations in the continental U.S. Definitive agreements to sell the principal operations outside the U.S. were signed in January 2000. More than 80% of the divestitures, in terms of proceeds and asset values, are currently expected to close during the second quarter of 2000, and the remaining divestitures are expected to close later in 2000. The sales are subject to required bank and regulatory approvals.

  Gross cash proceeds will be approximately $160 million, subject to changes in the tangible net worth of the operations being sold until the sales are complete. The impairment charge of $83 million associated with the divestiture of the company's non-continental U.S. operations represents the losses on the sales of these operations including the costs of buying out minority interests and the direct transaction costs of completing the sales. The $83 million impairment charge was principally recorded as a reduction to goodwill. Future operating results for the non-continental U.S. will continue to be included in the Consolidated Statement of Income until the divestitures are completed.

  The impairment and valuation losses associated with dialysis facilities within the continental U.S. similarly relate to actions taken and decisions made during the fourth quarter of 1999. In addition to divesting non-continental U.S. operations, the company took immediate actions to curtail new facility acquisitions and developments and to close facilities not supporting the company's new strategic direction. The losses principally relate to facilities identified for closure or sale during the first half of 2000. Additionally, certain new facility plans were terminated and certain projects abandoned. The impairment losses were determined based on estimated net realizable values and projections of cash flows. The closure and abandonment losses averaged less than $1 million per facility, and were principally associated with the impairment of leasehold improvements and intangible assets specifically identified with these facilities.

  The company's new strategic direction and curtailed new facility acquisition plans also affected the valuation of several partnership investments, resulting in investment write-offs in the fourth quarter of 1999. Additionally, an investment in a third party dialysis business, which was in the form of a loan with equity conversion rights, was determined to be substantially impaired based on the borrower's missed commitments, operating difficulties and liquidity concerns. This third-party dialysis business is now formally in default of its loan agreement with us.

  The investment losses recorded in the second quarter of 1999 were similarly associated with impairments of loans to and investments in third-party dialysis related businesses that experienced serious operating difficulties and liquidity problems.

  The impairment losses associated with the investments and loans were determined based on estimated net realizable values and projections of net cash flows. We do not expect recovery of the impairment losses even through potential bankruptcy processes. With respect to impaired loans, we will not accrue interest receivable unless the estimated recovery amounts justify such accruals in the future.

  We perform impairment reviews for our investments in and advances to third-party dialysis businesses whenever a change in condition occurs, including changes in our business strategy and plans, or when the third-party dialysis business experiences deteriorating operating performance or liquidity problems. With regard to the potential impairment of goodwill balances, we routinely review cash flows for the specific facility operations associated with the respective goodwill balances that resulted from the acquisition of that specific group of facilities. Other than in connection with the impairment losses discussed above, we determined that there were no goodwill impairments as of year-end 1999.

  Merger related costs. Merger related costs were incurred in 1998 in connection with the RTC merger, which is reported under the pooling-of-interests method of accounting. These costs included merger transaction costs, integration costs, employee severance costs and other directly associated compensation expenses. Transaction costs associated with all other acquisitions, which were accounted for under the purchase method of accounting, were capitalized as goodwill.

  The merger related costs and remaining unpaid balances were as follows (in millions):

                            Direct transaction  Severance and   Integration
                                  costs        employment costs    costs    Total
                            ------------------ ---------------- ----------- -----
   Cost recognized in
    1998...................        $21               $42            $16      $79
   Amounts utilized during
    1998...................         21                38             15       74
                                   ---               ---            ---      ---
   Liability balance as of
    December 31, 1998......                            4              1        5
   Amounts utilized during
    1999...................                            1                       1
                                   ---               ---            ---      ---
   Liability balance as of
    December 31, 1999......        $--               $ 3            $ 1      $ 4
                                   ===               ===            ===      ===

  Direct transaction costs consisted primarily of investment banking fees, legal and accounting costs and other costs, including the costs of consultants, printing and registration, which were incurred by both TRCH and RTC in connection with the merger.

  Severance and other compensation costs directly resulting from the merger included a constructive termination of pre-existing employment contracts with RTC executive officers (approximately $6 million); severance payments to approximately 80 RTC employees (approximately $2 million); the exercise of RTC stock options with tendered shares (less than six months from exercise date) permitted under pre-existing terms of RTC stock option grants (approximately $16 million); and special merger bonuses awarded (approximately $16 million).

  Integration costs of the combined operations were principally associated with the elimination of redundant overhead functions and business processes. We eliminated the following RTC departments: human resources, managed care, laboratory, and all finance functions, with the exception of patient accounting. In addition, RTC's laboratory, located in Las Vegas, Nevada, was closed prior to its commencement of operation.

  Integration costs included termination of a long-term laboratory management service agreement (approximately $4 million), write-off of leasehold improvements and other capitalized costs associated with the RTC lab closure (approximately $5 million), and incremental costs of integrating operations, including training and travel expenses (approximately $5 million).

Debt expense

  Debt expense for 1999 consisted of interest expense of approximately $107 million and amortization and write-off of deferred financing costs of approximately $4 million. As a result of the company not being in compliance with certain formula-based debt covenants at December 31, 1999 as discussed below, the company is currently incurring interest charges at rates significantly higher than the interest rates in effect during 1999. We are currently in discussions with our banks regarding obtaining a waiver of these violations or restructuring our current credit facilities.

  Debt expense for 1998 included a charge of approximately $10 million associated with early termination of interest rate swaps.

Provision for income taxes

  The provision for income taxes for 1999 was a tax benefit (negative expense) of $35 million, reflecting current and deferred tax benefits resulting from the 1999 pre-tax loss. The 1999 tax benefit was reduced by a deferred tax asset valuation allowance for impairment and valuation losses that are capital in nature. For tax purposes, such losses may only be offset against capital gains within a limited carryback and carryforward period. Due to the company's limited ability to generate capital gains from operations, a tax benefit cannot be recorded for these losses.

  The provision for income taxes for 1998 was $38 million, resulting in an effective tax rate of 79%. This high effective rate was primarily due to non-deductible merger expenses. The provision for income taxes for 1997 was $36 million or an effective rate of 44%.

  Based on current plans and projections, non-deductible expenses for the year 2000 are estimated at approximately $2 million per quarter, and the marginal tax rate (applied to pre-tax income plus non-deductible expenses) is expected to be approximately 40%.

Extraordinary items

  In conjunction with our merger with RTC in 1998, we terminated RTC's revolving credit agreement and recorded all of the remaining unamortized deferred financing costs as an extraordinary loss of $2.8 million, net of income tax effect. In conjunction with replacing our senior credit facilities, we also recognized as an extraordinary loss the remaining $9.9 million of unamortized deferred financing costs in connection with obtaining new senior credit facilities.

Cumulative effect of change in accounting principle

  Effective January 1, 1998 we adopted SOP 98-5, which requires that pre-opening and organizational costs incurred in conjunction with our new facilities be expensed as incurred. Previously we had amortized such costs over five years. We recorded a 1998 charge of $6.9 million, net of income tax effect, representing the cumulative effect of this change in accounting.

Projections for 2000

  Based on current conditions and recent experience, our current projections for the year 2000 are for normal operating earnings before debt expense and taxes to be in the range of $130 million to $150 million for our ongoing operations in the continental U.S. ($240 million to $260 million excluding non-cash depreciation and amortization expense). These projections assume minimal acquisitions, an internal annual growth rate of the number of dialysis treatments of approximately 5 percent, continued downward pressure on the average revenue per treatment rate, limited opportunities to improve the mix of non-Medicare treatments, and cost growth trends for medical supplies and compensation expense consistent with recent years. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Refer to the liquidity and capital resources discussion and contingencies discussion regarding additional risks and uncertainties that may impact these forward looking estimates.

  Non-operating charges that we believe are reasonably likely to occur in 2000 include

  . the write-off of deferred financing costs associated with long-term debt that is refinanced or otherwise restructured; and

  . foreign currency exchange losses previously recognized in comprehensive income that will be realized with the divestiture of the non-continental U.S. operations in 2000.

  These anticipated losses could not be recorded as of December 31, 1999 under current generally accepted accounting principles. Also, see Note 15 regarding contingencies.

Liquidity and capital resources

  Our primary capital requirements have been the funding of an aggressive growth strategy through acquisitions and the opening of new facilities, equipment purchases and working capital needs. The rapid growth through acquisitions over the past several years was funded through increases in long-term debt. Long-term debt increased by $706 million over the three years ended December 31, 1999. During the second half of 1999, the aggressive growth strategy was halted.

  At December 31, 1999 long-term debt consisted of outstanding borrowings under the revolving credit facility of $568 million, outstanding borrowings under our fixed term loan credit facility of $392 million, $345 million of 7% convertible subordinate notes due 2009, $125 million of 5 5/8% convertible subordinate notes due 2006, deferred acquisition payments of $21 million, and capital lease obligations of $7 million.

  The credit facilities contain financial and operating covenants including, among other things, requirements that we maintain certain financial ratios and satisfy certain financial tests, and the covenants impose limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends.

  In August 1999 the lenders under the credit facilities waived compliance with a financial covenant that established a maximum leverage ratio. In November 1999 this waiver was extended on revised terms because we exceeded the maximum leverage ratio allowed under the terms of the original waiver. When measured as of December 31, 1999, we are not in compliance with the maximum leverage ratio established in the November 1999 waiver and other covenants under our credit facilities.

  If our lenders do not waive this failure to comply, a majority of the lenders could declare an event of default, which would allow the lenders to accelerate payment of all amounts due under our credit facilities. In the event of default under the credit facilities, the holders of our convertible subordinated notes could also declare us to be in default. We are highly leveraged, and we would be unable to pay the accelerated amounts that would become immediately payable if a default is declared. As a result of this non-compliance, all debt as of December 31, 1999 that is potentially due within one year, including the subordinated convertible notes, has been reclassified from long-term debt to a current classification. Under these conditions we are also unable to draw additional amounts under the credit facilities. Additionally, this noncompliance will result in higher interest costs.

  We are currently in discussions with the lenders regarding obtaining a waiver of these violations or restructuring our current credit facilities. Actions we have taken and are taking to ensure our ongoing ability to cover our scheduled debt servicing include divestiture of our operations outside the continental U.S., curtailment of new facility acquisitions and developments, improvements in our billing and cash collections processes, increased management controls over expenditures, and evaluations of alternative capital sources, as well as pursuing debt restructuring with our lenders. Prior to March 2000, we focused our attention primarily on those actions that would improve our operating performance and cash flows, as well as filling key senior management positions. Given the progress we have made in these areas, we are now entering into more active discussions with our lenders for an acceptable restructuring arrangement. We believe it is unlikely that an event of default will be declared because of the company's substantial cash balance and because we believe that cash flows will be sufficient to cover operating requirements and scheduled debt servicing through 2000.

  Under the $400 million fixed term loan credit facility, principal payments of $4 million are scheduled to be due annually on September 30 and the remaining balance of $368 million is due when the facility is scheduled to terminate, on March 31, 2006. Under the revolving credit facility, principal payments of $105 million are scheduled to be due in September 2002, and the balance is scheduled to be due in March 2003. Scheduled maturities of long-term debt in 2000, including deferred acquisition price payments, amount to $27 million.

  Net cash provided by operating activities amounted to $169 million, $11 million and $31 million for 1999, 1998 and 1997. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation, amortization, impairment and valuation losses, deferred income taxes, cumulative change in accounting principle, and extraordinary loss, and adjusted by changes in components of working capital.

  Net cash used in investing activities amounted to $297 million, $469 million and $530 million for 1999, 1998, and 1997, respectively. Our principal uses of cash in investing activities have been for acquisitions, purchases of new equipment and leasehold improvements for our facilities, and the development of new facilities. Net cash provided by financing activities was $200 million for 1999, $493 million for 1998, and $484 million in 1997 primarily consisting of borrowings under our credit facilities and the proceeds from our 7% convertible subordinated notes offering.

  As of December 31, 1999 we had working capital, before considering the reclassification of long-term debt to current liabilities described below, of $382 million, including cash of $108 million. We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months unless the lenders were to declare an event of default and accelerate the payment of amounts due under our credit facilities and other long-term debt.

 Contingencies

  The company's Florida based laboratory subsidiary is the subject of a third-party carrier review relating to claims for Medicare reimbursement. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the period from January 1, 1995 to April 1996 and $14.2 million for the period from May 1996 to March 1998. The carrier has also suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. The carrier has requested additional billing records with respect to the time period April 1998 to August 1999. The cumulative amount withheld was approximately $30 million as of December 31, 1999.

  We are disputing the overpayment determinations and have provided supporting documentation for our claims. We have initiated the process of a formal review of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision regarding the initial review period upholding the overpayment determination of $5.6 million. We have filed an appeal to a federal administrative law judge. No provisions or allowances have been recorded for this matter. Any determination adverse to us could have an adverse impact on our business, results of operations or financial condition.

  Following the announcement on February 18, 1999 of the Company's preliminary results for the fourth quarter of 1998 and the full year then ended, several class action lawsuits were filed against the company and several of its officers in the U.S. District Court for the Central District of California. The lawsuits have been consolidated into a single action. The consolidated complaint alleges violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999 and seeks unspecified monetary damages. The primary allegations of this complaint are that the company booked revenues at inflated amounts, failed to disclose that a material portion of our accounts receivable were uncollectible, reported excessive non-Medicare revenues, billed for treatments that were never provided, failed to disclose accurately the basis for the suspension of payments to our Florida-based laboratory subsidiary on

Medicare claims, accounted for goodwill to overstate income, and manipulated the value of intangible assets. On January 24, 2000, all defendants responded to this complaint by filing a motion to dismiss. The motion is set to be heard on June 5, 2000, and all discovery is stayed pending the court's hearing and decision on the motion. Management believes that all of the claims are without merit. It is anticipated that the attorneys' fees and related costs of defending these lawsuits will be covered primarily under insurance policies. Any determination adverse to us could have an adverse impact on our business, results of operations or financial condition.

Year 2000 considerations

  During 1998 and 1999 we established project teams to address Y2K programming issues and develop contingency plans. Our planning and preparation addressed the following areas:

  . Software applications and hardware, with a particular focus on our billing and accounts receivable;

  .  Operating systems;

  . Dialysis centers and equipment with a particular focus on our bio-medical equipment and devices, including dialysis machines; and

  . External parties such as our suppliers and our third party payors, including the two primary fiscal intermediaries that we utilize to process Medicare claims and non-governmental payors.

  As of the date of this report, we have not experienced any significant Y2K problems. We incurred approximately $1.2 million of Y2K related costs, primarily in 1999. Due to the overall complexity of Y2K issues, we may still experience unanticipated negative consequences or material costs caused by undetected errors or defects during the remainder of 2000.

Quarterly results of operations

  The following table sets forth selected unaudited quarterly financial data and operating information for 1999 and 1998.

                                                                 Quarter ended
                          --------------------------------------------------------------------------------------------------
                          March 31,  June 30,   September 30, December 31,  March 31,   June 30,  September 30, December 31,
                            1999       1999         1999          1999        1998        1998        1998          1998
                          ---------  --------   ------------- ------------  ---------   --------  ------------- ------------
                                            (in thousands, except per share and per treatment data)
Financial data:
Net operating revenues..  $352,244   $352,819     $367,168     $ 373,120    $257,833    $288,350    $318,585      $338,970
Facility operating
 expenses...............   229,640    250,548      250,433       262,618     168,440     184,399     200,773       226,128
General and
 administrative
 expenses...............    23,608     29,559       32,725        44,663      16,622      18,087      18,292        22,685
Operating income
 (loss).................    62,128     (6,353)      35,107      (154,864)    (33,016)     55,725      66,684        45,520
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    23,207    (22,059)       2,259      (150,664)    (47,959)     16,841      28,058        13,252
Net income (loss).......    23,207    (22,059)      (2,259)     (150,664)    (57,667)      6,909      28,058        13,252

Per Share data:
Income (loss) per share
 before extraordinary
 item and cumulative
 effect of change in
 accounting principle...  $   0.28   $  (0.27)    $   0.03     $   (1.86)   $  (0.61)   $   0.20    $   0.33      $   0.16
Income (loss) per
 share..................      0.28      (0.27)        0.03         (1.86)      (0.73)       0.08        0.33          0.16
Selected operating
 statistics:

Outpatient facilities...       541        564          569           572         391         423         477           508
Treatments..............     1,393      1,467        1,510         1,541       1,100       1,187       1,284         1,342
Net operating revenues
 per treatment..........  $    253   $    241     $    243     $     242    $    234    $    243    $    248      $    253
Operating income
 margin.................      17.6%      (1.8)%        9.6%        (41.5)%     (12.8)%      19.3%       20.9%         13.4%

  Certain reclassifications have been made to conform with the 1999 year-end presentation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

  The table below provides information about our derivative financial instruments and other financial instruments, primarily borrowings under our credit facilities, that are sensitive to a change in interest rates. The interest rates of our financial instruments that are sensitive to changes in interest rates are partially hedged through interest rate swap agreements for fixed rates.

  For our debt obligations, the table presents principal repayments and current weighted average interest rates on these obligations as of December 31, 1999. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect as a result of the company's non-compliance with debt covenants. These rates are based on the prime rate plus a margin of 2.25% and 2.5% for the revolving and term debt, respectively.

  The table shows expected maturity without giving effect to the potential acceleration of amounts due resulting from our failure to comply with all of the financial covenants in our credit facilities.

                             Expected maturity date                    Average
                       -----------------------------------       Fair  interest
                       2000 2001 2002 2003 2004 Thereafter Total value   rate
                       ---- ---- ---- ---- ---- ---------- ----- ----- --------
                                    (dollars in millions)
Long-term debt
  Fixed rate .........                             $470    $470  $307    6.63%
  Variable rate ...... $26  $ 5  $110 $467 $ 4     $376    $988  $988   10.87%

  For our interest rate swap agreements, the table below presents the expiration of the notional amounts of these swaps at maturity, the fixed weighted average interest rates we must pay the swap holders according to the swap agreements, and the weighted average interest rates we will receive from the swap holders, based upon the current LIBOR. Notional amounts are used to calculate the contracted payments we will exchange with the swap holders under the swap agreements. The interest rates we will receive from the swap holders are variable, and are based on the LIBOR. The fair value of the swap agreements was approximately $17 million at December 31, 1999.

  Some of our swaps have a one-time cancellation provision for our counterparty at varying times based upon the maturity of the underlying swaps as presented in the table below.

                                                          Weighted average
                                                          ----------------
         Swap         Cancellation                     Fixed pay     Variable
     maturity date    option date    Notional amount     rate      receive rate
     -------------    ------------   ---------------   ---------   ------------
                                      (in millions)
     May 2008          May 2005           $200           5.84%         6.08%
     May 2008          May 2003            200           5.65%         5.93%
     June 2005         June 2002           100           5.61%         6.12%
     June 2005         June 2001           100           5.52%         5.82%
     June 2003         June 2000           100           5.51%         6.12%
                                          ----           ----          ----
                                          $700           5.66%         6.01%
                                          ====           ====          ====

  The average interest rate on our variable rate long-term debt has increased from 1998 because of changes in the terms of our credit facilities in connection with the waivers of the covenant violations that occurred in 1999. The expected maturity dates for substantial amounts of the variable debt were accelerated in connection with the waivers. In addition, during 1999 two of our swap agreement counterparties exercised their right to cancel agreements in the aggregate notional amount of $100 million. The cancelled swap agreements would have otherwise matured in 2001.

  The total outstanding amount of our debt obligations exceeds the aggregate notional amount of our swap agreements.

Exchange rate sensitivity

  We have foreign operations in Argentina, Germany, Italy and the United Kingdom. Because the Argentine peso trades evenly with the U.S. dollar and because our operations in Germany, Italy and the United Kingdom are new and relatively small, we have not experienced significant foreign exchange rate risk. Through December 31, 1999 we have not utilized any derivative financial instruments to manage foreign exchange rate risk. In September 1999, however, we converted approximately $50 million of our outstanding borrowings under our revolving credit facility from U.S. dollar denominated borrowings to Euro denominated borrowings, primarily as a hedge of our net investment in European operations and to assist in our management of foreign exchange rate risk. As of December 31, 1999, $43 million of total outstanding debt is denominated in Euros.

Item 8. Financial Statements and Supplementary Data.

  See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning members of our board of directors

  The following table sets forth certain information concerning members of our board of directors as of December 31, 1999:

     Name                       Age Position
     ----                       --- --------
     Kent J. Thiry.............  43 Chairman of the Board and Chief Executive
                                     Officer
     Maris Andersons...........  63 Director
     Richard B. Fontaine.......  56 Director
     Peter T. Grauer...........  54 Director
     C. Raymond Larkin, Jr. ...  51 Director
     Shaul G. Massry...........  69 Director

  Kent J. Thiry became our Chairman of the Board and Chief Executive Officer on October 18, 1999. From June 1997 until he joined us, Mr. Thiry served as Chairman of the Board and Chief Executive Officer of Vivra Holdings, Inc., which was formed to operate the non-dialysis business of Vivra Incorporated, or Vivra, after Gambro AB acquired the dialysis services business of Vivra in June 1997. At the time, Vivra was the second largest provider of dialysis services in the United States. From September 1992 to June 1997, Mr. Thiry was the President and Chief Executive Officer of Vivra. From April 1992 to August 1992, Mr. Thiry served as President and co-Chief Executive Officer of Vivra, and from September 1991 to March 1992, as President and Chief Operating Officer of Vivra. From 1983 to 1991, Mr. Thiry was associated with Bain & Company, first as a Consultant, and then as Vice President. Mr. Thiry is also a director of Oxford Health Plans, Inc.

  Maris Andersons has been one of our directors since August 1994. Mr. Andersons was a Senior Vice President and Senior Advisor, Corporate Finance, of Tenet Healthcare Corporation, or Tenet, until his retirement in 1997. Mr. Andersons also has held various senior executive offices with Tenet since 1976. Prior to joining Tenet, Mr. Andersons served as a Vice President of Bank of America.

  Richard B. Fontaine has been one of our directors since November 1999. Mr. Fontaine has been an independent health care consultant since 1992. Mr. Fontaine has also been an adjunct instructor at Westminster College since 1992. From June 1995 to September 1995, he served as interim Chief Executive Officer of Health Advantage, Inc., a subsidiary of VIVRA Specialty Partners, Inc. In 1993, he served as interim Chief Executive Officer of Vivocell Therapy, Inc. From 1988 to 1992, he served as Senior Vice President of CR&R Incorporated. From 1984 to 1988, he served as Vice President, Business Development, of Caremark, Inc. Mr. Fontaine is also a director of Celeris Corp.

  Peter T. Grauer has been one of our directors since August 1994. Mr. Grauer has been a Managing Director of DLJ Merchant Banking, Inc., or DLJMB, since September 1992. From April 1989 to September 1992, he was a Co-Chairman of Grauer & Wheat, Inc., an investment firm specializing in leveraged buyouts. Prior thereto Mr. Grauer was a Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Grauer is also a director of Ameriserv Food Distribution, Inc., DecisionOne Holdings Corporation, Doane Pet Care Enterprises, Inc., Formica Corporation, Nebco Evans Holding Co., and Thermadyne Holdings Corporation.

  C. Raymond Larkin, Jr. has been one of our directors since December 1999. Mr. Larkin has been a principal of 3x NELL, which invests in and provides consulting services to the medical device, biotechnology and pharmaceutical industries, since July 1998. From 1983 to March 1998, he held various executive positions with Nellcor Incorporated, a medical products company, for which he served as President and Chief Executive Officer from 1989 until August 1995, when he became President and Chief Executive Officer of Nellcor Puritan Bennett

Incorporated upon the merger of Nellcor Incorporated with Puritan-Bennett Corporation. Mr. Larkin is also a director of Arthrocare Corporation and Neuromedical Systems, Inc.

  Shaul G. Massry has been one of our directors since April 1997. Dr. Massry has been a Professor of Medicine, Physiology and Biophysics and Chief, Division of Nephrology, at the University of Southern California School of Medicine since 1974. Dr. Massry served as the president of the National Kidney Foundation from 1990 through 1992.

  No arrangement or understanding exists between any director and any other person or persons pursuant to which any director was or is to be selected as a director other than pursuant to the shareholders agreement described in "Item
13. Certain Relationships and Related Transactions." None of the directors has any family relationship among themselves or with any of our executive officers. Each director is elected to hold office until the next annual meeting of shareholders and until his or her respective successor is elected and qualified.

Information concerning our executive officers

  The following table sets forth certain information concerning our executive officers as of December 31, 1999:

     Name                     Age                       Position
     ----                     ---                       --------
     Kent J. Thiry........... 43  Chairman of the Board and Chief Executive Officer

     George B. DeHuff........ 46  President and Chief Operating Officer

     Barry C. Cosgrove....... 42  Senior Vice President, General Counsel and Secretary

     Stan M. Lindenfeld...... 52  Senior Vice President and Chief Medical Officer

     John J. McDonough....... 36  Vice President and Chief Accounting Officer

  Our executive officers are elected by and serve at the discretion of our board of directors. Set forth below is a brief description of the business experience of all executive officers other than Mr. Thiry, who is also a director. See "Information concerning members of our board of directors" above.

  George B. DeHuff was our President and Chief Operating Officer from May 1999 until February 2000, when he resigned. He also served as our interim Chief Executive Officer from August 1999 to October 1999. Prior to joining us, Mr. DeHuff served as an executive officer of American Medical Response, including President and Chief Executive Officer from September 1997 to March 1999, Chief Operating Officer from August 1995 to August 1997 and Chief Executive Officer of American Medical Response West from September 1994 to July 1995. From July 1991 to July 1994, he was President and Chief Operating Officer of LifeFleet, Inc. From 1989 to 1991, he was President and Chief Executive Officer of EECO, Inc. Prior to 1989, Mr. DeHuff held executive positions with Price Waterhouse and HI-TEK Corporation.

  Barry C. Cosgrove was promoted to Senior Vice President in October 1998 from Vice President, a position he held since August 1994. Mr. Cosgrove served as our Secretary from August 1994 to March 2000. From August 1994 until February 2000, he also served as our General Counsel. In February 2000 he became Special Counsel to TRC. Prior to joining us, from May 1991 to April 1994, Mr. Cosgrove served as Vice President, General Counsel and Secretary of Total Pharmaceutical Care, Inc. From February 1988 to 1991, Mr. Cosgrove served as Vice President and General Counsel of McGaw Laboratories, Inc. (a subsidiary of the Kendall Company). Prior to February 1988, Mr. Cosgrove was with the Kendall Company for seven years in numerous corporate, legal and management positions, including Assistant to the General Counsel.

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

  John J. McDonough became our Vice President and Chief Accounting Officer in March 1999. From August 1998, when Mr. McDonough joined us, to March 1999, Mr. McDonough served as Divisional Vice President of Finance and Accounting. During 1996, Mr. McDonough served as Vice President and Chief Financial Officer of Palatin Technologies, Inc. From 1992 through 1995, Mr. McDonough held a variety of positions, including Vice President and Chief Financial Officer, at MedChem Products, Inc.

  In January 2000, we announced the appointment of David P. Barry as our President and Chief Operating Officer, to be effective in March 2000. On March 2, 2000, Mr. Barry resigned for personal reasons. Mr. Barry has agreed to work through a transition period while we conduct a search for his replacement. From March 1999 to February 2000 Mr. Barry served as Chief Executive Officer of Accentcare, Inc. From August 1995 to June 1997, Mr. Barry served as President of Vivra Renal Care, the dialysis services business of Vivra. From May 1992 to August 1995, he served as a Vice President of Vivra Renal Care.

  In February 2000, Richard K. Whitney became our Chief Financial Officer. From September 1998 until his appointment as Chief Financial Officer, Mr. Whitney served as Vice President and General Manager of our International Operations. Mr. Whitney joined us in June 1995 and has also served as Director of Corporate Development and Vice President of Corporate Development. Prior to joining us, Mr. Whitney was associated with RFE Investment Partners, a private equity investment firm, and Deloitte & Touche.

  None of the executive officers has any family relationship with any other executive officer or with any of our directors.

Section 16(a) beneficial ownership reporting compliance

  Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish us with copies of all Section 16(a) forms they file. We became subject to Section 16(a) in conjunction with the registration of our common stock under the Exchange Act effective October 31, 1995. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that our insiders complied with all applicable
Section 16(a) filing requirements during 1999.

Item 11. Executive Compensation.

  The following table sets forth the compensation paid or accrued by us for each of the fiscal years in the three-year period ended December 31, 1999 to the following persons:

  . each individual who served as our chief executive officer or acted in a similar capacity during 1999;

  . our four most highly compensated executive officers other than our chief executive officer at December 31, 1999; and

  . two former executive officers who would have been among the four most highly compensated executive officers at December 31, 1999 if they were still serving as executive officers at December 31, 1999.

                           Summary Compensation Table

                                                                      Long Term Compensation
                                                                   ---------------------------------
                                                                          Awards             Payouts
                                                                   ---------------------     -------
                                 Annual Compensation                                                   All
                         ----------------------------------------  Restricted Securities              Other
                                                     Other Annual    Stock    Underlying      LTIP   Compen-
   Name and Principal          Salary   Bonus        Compensation   Award(s)   Options*      Payouts  sation
        Position         Year   ($)      ($)             ($)          ($)        (#)           ($)     ($)
   ------------------    ---- ------- ----------     ------------  ---------- ----------     ------- --------
Kent J. Thiry........... 1999 $83,074        --           --           --       500,000         --        --
 Chairman of the
  Board and
 Chief Executive Officer

George B. DeHuff, III... 1999 190,768        --           --           --       450,000         --        --
 President and Chief
 Operating Officer(1)

Barry C. Cosgrove....... 1999 184,374 $  456,000(2)       --           --       200,000         --   $  8,320(3)
 Senior Vice President,  1998 182,309    490,004(4)       --           --       200,000         --     40,293(5)
 General Counsel and     1997 149,817    115,004          --           --       111,916         --     11,582(6)
 Secretary

Stan M. Lindenfeld...... 1999 262,028    375,000(7)       --           --       200,000         --     30,883(8)
 Senior Vice President   1998 273,883    382,211(9)       --           --       150,000         --        425(10)
 and Chief Medical
  Officer                1997 214,791    169,020          --           --        58,333         --        --

John J. McDonough....... 1999 152,692     32,500          --           --       100,000         --     35,000(11)
 Vice President and      1998  49,561        --           --           --        80,000         --        --
 Chief Accounting
  Officer

Victor M.G. Chaltiel.... 1999 190,912    279,209          --           --            --         --    786,161(12)
 Former Chairman         1998 315,026  8,250,000(13)    3,536(14)      --     1,000,000(15)     --      5,598(16)
 of the Board,           1997 288,652    890,409(17)      --           --       333,334(15)     --      5,522(18)
 Chief Executive Officer
 President and Director

John E. King............ 1999 100,385    456,000(19)      --           --       100,000         --     40,566(20)
 Former Senior Vice
  President;             1998 181,154    487,500(21)      --           --       200,000         --      8,620(22)
 Finance and Chief       1997 130,504    112,500          --           --       111,916         --     14,089(23)
 Financial Officer

Leonard W. Frie......... 1999 122,250    276,390(24)      --           --       100,000         --    285,584(25)
 Former Executive Vice   1998 200,410    321,254(26)      --           --       150,000         --     13,197(27)
 President and Chief     1997 182,245    143,754          --           --       111,916         --     14,153(28)
 Operations Officer,
  West

--------
  * Includes options repriced in April 1997.

 (1) Mr. DeHuff served as our interim Chief Executive Officer from August 1999 to October 1999.

 (2) Includes the second installment, in the amount of $375,000, related to a special bonus received for services rendered in connection with the merger with RTC.

 (3) Includes (a) an automobile allowance of $7,800 and (b) $520 paid by us for an umbrella insurance policy.

 (4) Includes the first installment, in the amount of $375,000, related to a special bonus received for services rendered in connection with the merger with RTC.

 (5) Includes (a) an automobile allowance of $8,100, (b) $520 paid by us for an umbrella insurance policy, and (c) $31,673 in the payment of cash value of accrued paid time off.

 (6) Includes (a) an automobile allowance of $7,800, (b) $520 paid by us for an umbrella insurance policy, and (c) $3,262 in deferred interest income.

 (7) Includes the second installment, in the amount of $375,000, related to a special bonus received for services rendered in connection with the merger with RTC.

 (8) Includes (a) $850 for a waiver of medical insurance premiums and (b) $30,033 in payment of cash value of accrued paid time off.

 (9) Includes the first installment, in the amount of $187,500, related to a special bonus received for services rendered in connection with the merger with RTC.

(10) Consists entirely of a waiver of medical insurance premiums.

(11) Consists entirely of a relocation allowance.

(12) Include (a) $520 paid by us for an umbrella insurance policy, (b) $19,061 in payment of cash value of accrued paid time off and (c) $766,580 in severance.

(13) Consists entirely of a special bonus received for services rendered in connection with the merger with RTC.

(14) Paid as a gross-up adjustment to offset the personal income tax resulting from Mr. Chaltiel's personal use of our leased corporate jet.

(15) In February 1999, Mr. Chaltiel voluntarily cancelled all 1,000,000 of the options granted to him in 1998 and 166,667 of the options granted to him in 1997 to increase the number of options available for grant under our existing stock option plans.

(16) Includes (a) $520 paid by us for an umbrella insurance policy, and (b) $5,078 representing imputed income from Mr. Chaltiel's personal use of our leased corporate jet.

(17) Mr. Chaltiel's 1997 bonus of $451,776 was prepaid in December 1997.

(18) Includes (a) an automobile allowance of $5,002, and (b) $520 paid by us for an umbrella insurance policy.

(19) Includes the second installment, in the amount of $375,000, related to a special bonus received for services rendered in connection with the merger with RTC.

(20) Includes (a) an automobile allowance of $4,500, (b) $520 paid by us for an umbrella policy and (c) $35,546 in payment of cash value of accrued paid time off. Mr King also received a severance payment of $180,000 in January 2000.

(21) Includes the first installment, in the amount of $375,000, related to a special bonus received for services rendered in connection with the merger with RTC.

(22) Includes (a) an automobile allowance of $8,100 and (b) $520 paid by us for an umbrella insurance policy.

(23) Includes (a) an automobile allowance of $7,800, (b) $520 paid by us for an umbrella insurance policy, and (c) $5,769 in payment of cash value of accrued paid time off.

(24) Includes the second installment, in the amount of $187,500, related to a special bonus received for services rendered in connection with the merger with RTC.

(25) Includes (a) an automobile allowance of $5,231, (b) $520 paid by us for an umbrella insurance policy, (c) $197,423 in severance, (d) $27,277 in payment of cash value of accrued paid time off and (e) $5,133 in deferred compensation.

(26) Includes the first installment, in the amount of $187,500, related to a special bonus received for services rendered in connection with the merger with RTC.

(27) Includes (a) an automobile allowance of $8,827, (b) $520 paid by us for an umbrella insurance policy, and (c) $3,850 in deferred compensation.

(28) Includes (a) an automobile allowance of $8,500, (b) $520 paid by us for an umbrella insurance policy, and (c) $5,133 in deferred compensation.

  The following table sets forth information concerning options granted to each of the named executive officers during 1999:

                     Option/SAR Grants in Last Fiscal Year

                                           Individual Grants
                        --------------------------------------------------------
                          Number of    % of Total                        Grant
                         Securities   Options/SARs Exercise              Date
                         Underlying    Granted to  or Base              Present
                        Options/SARs  Employees in  Price   Expiration   Value
Name                    Granted(#)(1) Fiscal Year   ($/Sh)     Date     ($)(2)
----                    ------------- ------------ -------- ---------- ---------
Kent J. Thiry.........     500,000        10.9        6.00   10/18/09  1,966,650
George B. DeHuff,
 III..................     300,000(3)      6.6      14.875    5/17/09  2,839,770
                           150,000         3.3      8.3125    8/26/09    817,379
Barry C. Cosgrove ....     200,000         4.4      9.0625    3/11/09    891,060
Stan M. Lindenfeld ...     200,000         4.4      9.0625    3/11/09    891,060
John J. McDonough.....     100,000         2.2      9.0625    3/11/09    445,530
Victor M.G. Chaltiel..         --          --          --         --         --
John E. King .........     100,000(4)      2.2      9.0625    3/11/09    445,530
Leonard W. Frie ......     100,000(3)      2.2      9.0625    3/11/09    445,530

--------
(1) All options are nonqualified stock options and were granted under our 1997 Equity Compensation Plan. The options vest over four year periods at an annual rate of 25% beginning on the first anniversary of the date of grant.

(2) The estimated grant date present value reflected in the above table was determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:
    (a) the respective option exercise price for each individual grant, equal to the fair market value of the underlying stock on the date of grant; (b) the exercise of options within six years of the date that they become exercisable; (c) a risk-free interest rate of 5.50% to 6.17%% per annum;
    (d) volatility of 41.64% to 68.22% calculated using the daily prices of our common stock; (e) a dividend yield of 0%, and (f) an assumed forfeiture rate of 5.0% for all periods. The ultimate values of the options will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. We cannot assure that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

(3) These options were cancelled upon resignation of employment and are no longer outstanding.

(4) Pursuant to the terms of Mr. King's severance agreement, 25,000 option shares vested on March 11, 2000 and will remain exercisable for 90 days after March 11, 2000. The remaining 75,000 option shares were cancelled, and are no longer outstanding.

  The following table sets forth information concerning the aggregate number of options exercised by and year-end option values for each of the named executive officers during 1999:

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                        Number of
                                                        Securities
                                                        Underlying         Value of
                                                       Unexercised    Unexercised In-the-
                                                      Options at FY-   Money Options at
                                                           End              FY-End
                                                     ---------------- -------------------
                         Shares Acquired    Value      Exercisable/      Exercisable/
   Name                  on Exercise(#)  Realized($) Unexercisable(#) Unexercisable($)(1)
   ----                  --------------- ----------- ---------------- -------------------
Kent J. Thiry...........        --            --          --/500,000      --/343,750
George B. DeHuff, III...        --            --     150,000/300,000           --/--
Barry C. Cosgrove ......        --            --     127,388/247,028      361,718/--
Stan M. Lindenfeld .....        --            --     141,277/274,805      120,570/--
John J. McDonough.......        --            --      20,000/160,000           --/--
Victor M.G. Chaltiel....        --            --          166,667/--           --/--
John E. King ...........        --            --     135,721/107,445      120,570/--
Leonard W. Frie ........        --            --          141,227/--      610,899/--

--------
(1) Value is determined by subtracting the exercise price from the fair market value of $6.6875 per share, the closing price for our common stock as reported by the New York Stock Exchange as of December 31, 1999, and multiplying the remainder by the number of underlying shares of common stock.

Employment agreements

  On October 18, 1999, we entered into an employment agreement with Kent J. Thiry. The employment agreement provides for an initial term through December 31, 2001 and will continue thereafter with no further action by either party for successive one year terms. Mr. Thiry's annual compensation will be subject to annual increases consistent with the California consumer price index. Mr. Thiry will be entitled to receive a bonus of up to 150% of his base salary each year, based upon our achievement of performance goals to be mutually agreed upon by Mr. Thiry and our compensation committee. For the year 2000, Mr. Thiry is guaranteed a minimum bonus of $500,000. In the event of a constructive discharge following a change in control or a termination for any reason other than material cause, Mr. Thiry will be entitled to a lump sum payment equal to his then-current base salary. Any additional compensation payable to Mr. Thiry upon a change in control of TRCH would not be reduced by tax obligations possibly imposed by sections 280G or 4999 of the Internal Revenue Code of 1986.

  On March 2, 1998 we entered into new employment agreements with each of Barry C. Cosgrove and Stan M. Lindenfeld. These employment agreements provide for an initial term through December 31, 1998 and will continue thereafter with no further action by either party for successive one year terms. Each of these executive officers' base salaries will be subject to annual increases consistent with the California consumer price index. Each of these executive officers also will be entitled to receive a bonus of up to 75% of his base salary each year. Fifty percent of this bonus will be based upon our achievement of earnings per share targets and 50% will be granted at the discretion of our compensation committee. In the event of a constructive discharge following a change in control of TRCH or a termination for any reason other than material cause, each of these executive officers will be entitled to a lump sum payment equal to his then-current base salary. Any additional compensation payable to these executive officers upon a change in control would not be reduced by tax obligations possibly imposed by sections 280G or 4999 of the Internal Revenue Code of 1986.

  On March 1, 1998 we entered into an employment agreement with John J. McDonough. The agreement continues until either party terminates the agreement. Mr. McDonough's employment with the Company can be terminated by either the Company or Mr. McDonough with or without cause at any time. Mr. McDonough's base salary will be subject to annual increases consistent with the consumer price index for the most proximate geographic area in which Mr. McDonough is employed. Mr. McDonough will also be entitled to receive a bonus of up to 50% of his base salary each year. Fifty percent of this bonus will be based upon our achievement of earnings per share targets and 50% will be granted at the discretion of our compensation committee. In the event of discharge for any reason other than material cause, disability or death, Mr. McDonough will be entitled to a lump sum payment equal to one-half his then-current base salary and any bonus provided for under his employment agreement.

  In September 1999 we implemented a key employee retention program approved by our board of directors. Messrs. Cosgrove, McDonough, and Dr. Lindenfeld were selected to participate in this program. The program guaranteed each executive a stay bonus, $100,000 for Mr. Cosgrove, $75,000 for Dr. Lindenfeld, and $50,000 for Mr. McDonough, if he continued his employment with us through January 1, 2000. The program also guaranteed payment of 50% of each executive's target bonus amount for 1999, if he continued his employment with us through March 1, 2000. In order to be eligible to participate in this plan, each key employee was required to relinquish voluntarily his or her stock options with an exercise price in excess of $30.00 per share, if any. Messrs Cosgrove, McDonough, and Dr. Lindenfeld received these bonus amounts in 2000.

  George B. DeHuff resigned as our President and Chief Operating Officer effective March 15, 2000. Mr. DeHuff will receive, as severance, twelve months of base salary, payable in bi-weekly installments. This severance will be offset by Mr. DeHuff's earnings from other employment or consulting services during this twelve-month period.

  On May 17, 1999 we had entered into an employment agreement with Mr. DeHuff. The employment agreement provided for an initial term through May 16, 2001, to continue thereafter with no further action by either party for successive one year terms. Mr. DeHuff's annual compensation was subject to annual increases consistent with the California consumer price index. Mr. DeHuff was entitled to receive a bonus of up to 100% of his base salary each year. Fifty percent of this bonus was to be based upon our achievement of earnings per share targets and 50% was to be granted at the discretion of the compensation committee. In the first year of Mr. DeHuff's employment agreement he was guaranteed a minimum bonus of $155,000 which was paid on March 1, 2000. In the event of a constructive discharge following a change in control of TRCH or a termination for any reason other than material cause, Mr. DeHuff was entitled to a lump sum payment equal to his then-current base salary.

  Victor M.G. Chaltiel resigned as our Chairman of the Board and Chief Executive Officer effective August 4, 1999. On October 6, 1999, we entered into a severance agreement with Mr. Chaltiel. The severance agreement provided for a separation payment to Mr. Chaltiel of $766,580, which was paid to Mr. Chaltiel on October 26, 1999, and the payment of $9,000 to Mr. Chaltiel to reimburse him for his legal fees incurred in connection with the negotiation of the severance agreement and related matters. Also, Mr. Chaltiel's option to purchase up to 166,667 shares of common stock was amended so that the unvested portion of the option, covering 55,555 shares, became fully vested as of August 4, 1999, and to provide that the option will remain exercisable until August 4, 2002.

  Mr. Chaltiel had entered into an employment agreement with us on August 14, 1994, pursuant to which he was employed for an initial term of three years, with one year automatic extensions at the end of each year. We could terminate this agreement at any time, subject, among other things, to severance payments as provided in the employment agreement. His base salary paid during 1998 was $315,026 and was subject to annual review by our board for possible increases, with a minimum increase tied to the California consumer price index. Until May 31, 1999, Mr. Chaltiel was entitled to a yearly bonus of up to 150% of his base salary based upon our achieving certain EBITDA performance targets. He also could be awarded an additional bonus at the discretion of our board of directors if EBITDA targets were exceeded by more than 15%. After May 31, 1999, Mr. Chaltiel would be awarded bonuses in a manner as determined in the sole discretion of the board, on a basis reasonably consistent with past bonuses for similar performance.

  On March 2, 1998 we amended Mr. Chaltiel's employment agreement to ensure that any additional compensation payable to Mr. Chaltiel upon a change in control of TRCH would not be reduced by tax obligations possibly imposed by sections 280G or 4999 of the Internal Revenue Code of 1986.

  Pursuant to Mr. Chaltiel's employment agreement and our 1994 Equity Compensation Plan, Mr. Chaltiel purchased 1,855,557 shares of common stock at $0.90 per share during the fiscal year ended May 31, 1995. Mr. Chaltiel paid $835,000 of the purchase price in cash, with the remainder evidenced by a four-year promissory note bearing interest at the lesser of the prime rate or 8% per annum. This note was secured by a pledge of shares of our stock owned by Mr. Chaltiel. In July 1995, the board approved a one-year deferral of all scheduled principal and accrued interest payments under all outstanding promissory notes from our officers, including this four-year promissory note. Mr. Chaltiel also was granted options pursuant to our 1994 Equity Compensation Plan representing a total of approximately 1,477,778 shares of common stock. The options had an exercise price of $0.90. By their terms, half of the options were to vest over a four-year period and the other half were to vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that we satisfied EBITDA performance targets. In September 1995 our board and our shareholders approved an agreement with Mr. Chaltiel pursuant to which the vesting schedule for these options was accelerated so that all of Mr. Chaltiel's outstanding options became vested and exercisable immediately. In connection with this agreement, Mr. Chaltiel agreed to exercise at that time all of his options to purchase 1,477,778 shares of common stock. Mr. Chaltiel paid the exercise price pursuant to a $1,330,000 four-year promissory note bearing interest at the lesser of the prime rate or 8%. This note was subject to prepayment, in part or in full, to the extent of the receipt of any proceeds received by Mr. Chaltiel upon disposition of such shares of common stock, and Mr. Chaltiel pledged these shares as collateral for repayment of this note. We also agreed to advance Mr. Chaltiel funds of up to $1,521,520 relating to Mr. Chaltiel's tax liability in connection with the exercise of such options. The amount advanced was evidenced by two additional promissory notes executed by Mr. Chaltiel. The first note for $1,348,447 was executed concurrently with Mr. Chaltiel's exercise of his options. The second note for $173,073 was executed in April 1996. Simultaneously with the execution of the agreement, we entered into a Release and Pledge Agreement with Mr. Chaltiel whereby we released 1,855,555 shares of common stock owned by Mr. Chaltiel from the previous pledge agreement and substituted the newly acquired 1,477,778 shares of common stock. On March 31, 1998, Mr. Chaltiel repaid his outstanding loan balances with us and we released those shares held as collateral under the Release and Pledge Agreement.

  John E. King resigned as our Senior Vice President, Finance and Chief Financial Officer effective July 16, 1999. On October 18, 1999 we entered into a severance agreement with Mr. King. The severance agreement provided for a severance payment to Mr. King of $180,000, to be paid on January 3, 2000, and for Mr. King to provide services to us on the following terms. From July 16, 1999 through August 18, 1999, Mr. King provided services to us on a full-time, exclusive basis and received compensation for his services at the rate of $5,000 per week. From September 13, 1999 until December 31, 1999 Mr. King continued to provide services to us on an as-needed, non-exclusive basis. During this period, Mr. King was compensated at the rate of $1,000 per day for services rendered. We were also required to reimburse Mr. King for his reasonable out-of-pocket expenses incurred in providing these services, subject to our Chief Executive Officer's approval. Mr. King also remains obligated under his employment agreement with us to provide up to 120 hours per year of additional services until July 16, 2001. Furthermore, Mr. King's options to purchase our common stock were amended: to allow them to continue to vest for one year following his resignation as if Mr. King was still our employee during that period; to extend until July 16, 2000 the exercise period of his options that were already vested on July 19, 1999; to allow him to exercise any portion of his options that vests after his resignation as if he had been terminated for cause effective on the date on which the options vest, and to accelerate the vesting of his options that would otherwise vest before July 16, 2000 in the event of a change in control of TRCH before July 16, 2000.

  In connection with the termination of his employment effective August 9, 1999, Leonard W. Frie received a lump sum payment of $197,423, the amount of his then-current base annual salary. Mr. Frie was entitled to receive this payment under his employment agreement.

  The terms of the employment agreements we had with Messrs. King and Frie were similar to our employment agreements with Mr. Cosgrove and Dr. Lindenfeld, which are described above.

  Each of Messrs. Thiry, Cosgrove, DeHuff, Frie, King, McDonough and Dr. Lindenfeld also have been granted options pursuant to our equity compensation plans. These options generally vest at a rate of 25% per year over four years. The exercise prices of the options range from $0.90 per share to $32.1875 per share.

  Options granted to our executive officers provide for the immediate vesting of all of their stock options at any time following the sale of 50% or more of our stock or assets, or upon a merger, consolidation or reorganization in which we do not survive, if their employment is terminated for any reason.

Compensation of directors

  Directors who are our employees or officers do not receive compensation for service on our board of directors or any committee of the board. Effective in December 1999 each of our directors who is not one of our officers or employees is entitled to receive $30,000 per year and additional compensation of $2,500 for each board meeting attended in person and $1,000 for each meeting held via telephone conference. For committee meetings, additional compensation is paid as follows: $1,500 if attended in person, and $1,000 per telephone meeting for committee members; $2,500 if attended in person, and $2,500 per telephone meeting for committee chairpersons. Committee chairpersons also receive an additional $10,000 per year. Prior to December 1999, each of our directors who was not one of our officers or employees was entitled to receive $60,000 per year and $2,500 per meeting attended, including telephone conference meetings. We also reimburse our directors for their reasonable out-of-pocket expenses in connection with their travel to and attendance at the meetings of the board.

  In addition, each director who is not one of our officers or employees is entitled to receive options to purchase 25,000 shares of our common stock each year they are elected to serve on our board. These options have an exercise price equal to the fair market value of our common stock on the date of grant and generally vest over four years at an annual rate of 25% beginning on the first anniversary of the date of grant, with acceleration of vesting upon a change in control of TRCH. All options granted prior to December 1999, however, were accelerated and became fully vested upon the hiring of Mr. Thiry as our new Chief Executive Officer in October 1999.

  In addition to these standard arrangements, in August 1999 Mr. Andersons, Regina E. Herzlinger, who is no longer a director, and Dr. Massry each received additional options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share, the fair market value of our common stock on the date of grant. Ms. Herzlinger's and Dr. Massry's options fully vested upon the hiring of Mr. Thiry as our new Chief Executive Officer. Mr. Andersons' options vested over four years at an annual rate of 25% beginning on the first anniversary of the date of grant, but were accelerated and became fully vested when we hired a new Chief Financial Officer in February 2000. Also, in October 1999 Ms. Herzlinger received an additional option to purchase 25,000 shares at an exercise price of $6.06 per share, the fair market value of our common stock on the date of grant. This option was fully vested on the date of grant.

  Each member of the board of directors is also required to purchase at least $50,000 of our stock in the open market by December 17, 2000.

  For additional information regarding amounts received by Mr. Andersons and Dr. Massry, in addition to compensation received as a board member, see "Item
13. Certain Relationships and Related Transactions."

Compensation committee interlocks and insider participation

  None of our executive officers or directors serves as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of our board. During 1999, Messrs. Thiry, Chaltiel and Andersons and Dr. Massry were our officers, employees or consultants. Messrs. Andersons, Fontaine, Grauer, and Larkin and Ms. Herzlinger, who is no longer a director, each served as a member of the compensation committee of our board of directors during 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth information regarding the ownership of our common stock as of March 15, 2000 by (a) all those persons known by us to own beneficially more than 5% of our common stock, (b) each of our directors and executive officers, (c) all directors and executive officers as a group and
(d) each of the executive officers named in the "Summary Compensation Table" included in "Item 11. Executive Compensation." Except as otherwise noted under "Item 13. Certain Relationships and Related Transactions," we know of no agreements among our shareholders which relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

                                        Number of shares  Percentage of shares
   Name of beneficial owner            beneficially owned  beneficially owned
   ------------------------            ------------------ --------------------
   Massachusetts Financial Services
    Company(1) .......................     10,478,067             12.9%
    500 Boylston Street
    Boston, Massachusetts 02116
   Maverick Capital Ltd(2)............      5,528,200              6.8%
    300 Crescent Court, Suite 1850
    Dallas, Texas 75201
   Ardsley Advisory Partners and
    Philip J. Hempleman(3)............      4,752,500              5.8%
    646 Steamboat Road
    Greenwich, Connecticut 06836
   Kent J. Thiry(4)...................         12,500                *
   George B. DeHuff(5) ...............        150,000                *
   Barry C. Cosgrove(6)...............        256,426                *
   Stan M. Lindenfeld(7) .............        269,971                *
   John J. McDonough(8)...............         46,189                *
   Maris Andersons(9) ................        134,055                *
   Shaul G. Massry(10)................        124,862                *
   Peter T. Grauer(11)................         72,500                *
   Richard B. Fontaine................            --               --
   C. Raymond Larkin Jr...............            --               --
   All directors and executive
    officers as a group
    (12 persons)(12)..................      1,146,762              1.4%
   Victor M.G. Chaltiel(13)...........      1,200,857              1.5%
   Leonard W. Frie(14)................        287,488                *
   John E. King(15) ..................        260,495                *

--------
  *Amount represents less than 1% of our common stock.

 (1) Based upon information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 11, 2000. The number of shares beneficially owned includes 60,957 shares which may be acquired upon the conversion of our convertible notes.

 (2) Based upon information contained in a Schedule 13G filed with the SEC on February 23, 2000.

 (3) Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2000. By virtue of his position as managing partner of Ardsley Advisory Partners, Mr. Hempleman may be deemed to have the shared power to vote or dispose of these shares held by the discretionary accounts managed by Ardsley and Mr. Hempleman. Therefore, Mr. Hempleman may be deemed the beneficial owner of these shares.

 (4) All shares are held in a family trust.

 (5) Includes 150,000 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.

 (6) Includes 209,832 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.

 (7) Includes 251,498 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.

 (8) Includes 45,000 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.

 (9) Includes 121,417 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.

(10) Includes 124,862 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.

(11) Includes 72,500 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.

(12) All directors and executive officers in office on March 15, 2000. Includes 930,109 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000.


(13) Includes 166,667 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000. Based on information available to us at the time of the employee's resignation.


(14) Includes 141,247 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000. Based on information available to us at the time of the employee's resignation.

(15) Includes 243,165 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 15, 2000. Based on information available to us at the time of the employee's resignation.

Item 13. Certain Relationships and Related Transactions.

  Mr. Chaltiel has received loans from us as described above under "Employment Agreements." Certain of our other officers and employees also have received loans from us in connection with the purchase of shares of our common stock. All of the loans have similar terms. The loans bear interest at the lower of 8% or the prime rate, and are secured by all of the borrower's interests in our common stock, including all vested stock options. When made, the loans had a four-year term and one quarter of the original principal amount thereof plus all accrued interest thereon had to be paid annually, subject to the limitation that the borrower was not required to make any payment that exceeded 50% of the after-tax proceeds of such borrower's bonus from us, based on maximum tax rates then in effect. To date, our board has approved deferrals of all scheduled principal and accrued interest payments under all such loans. No other terms of the loans have been changed.

  As of March 2000, Barry C. Cosgrove had a loan outstanding from us with a principal amount of $50,000.

  Maris Andersons, one of our directors, serves as a consultant to us. In addition to receiving compensation as a member of the board, Mr. Andersons has been granted options, vesting over four years, to purchase an aggregate of 76,972 shares of our common stock in consideration for these services. As of March 15, 2000, Mr. Andersons had exercised 55,555 of these options leaving a balance of 21,417 options to purchase shares of our common stock. Mr. Andersons is also receiving consulting fees from us of $25,000 per month in consideration of the substantial time and energy required of him in overseeing our financial operations and his role in negotiations with our senior lenders. These additional fees commenced in September 1999 and continued until we hired a new chief financial officer in February 2000.

  Shaul G. Massry, one of our directors, serves as a consultant to us. In addition to receiving compensation as a member of the board, Dr. Massry also receives $120,000 per year, $70,000 of which is an advance against the commissions described below, and has been granted options, vesting over four years, to purchase an aggregate of 87,222 shares of our common stock in consideration for these services. As of March 15, 2000, Dr. Massry had exercised 11,110 of these options leaving a balance of 76,112 options to purchase shares of our common stock. Also, for acquisitions that he introduces to us and materially assists in closing the transaction, Dr. Massry receives a commission of 1.0% to 1.5% of the purchase price, depending on the amount of the purchase price. The commission on any single transaction cannot exceed $100,000.

  DLJ and certain of its affiliates from time to time perform various investment banking and other services for us, for which we pay customary consideration. In addition, affiliates of DLJMBP are included in the syndicate of lenders under our credit facilities. An affiliate of DLJMBP, Peter T. Grauer, serves on our board.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) Documents filed as part of this Report:

  (1) Index to Financial Statements:

                                                                         Page
                                                                         ----
Report of Independent Accountants........................................  F-1

Consolidated Balance Sheets as of December 31, 1998 and December 31,
 1999....................................................................  F-2

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1997, December 31, 1998 and December 31, 1999........  F-3

Consolidated Statements of Cash Flows for the years ended December 31,
 1997, December 31, 1998 and December 31, 1999...........................  F-4

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1997, December 31, 1998 and December 31, 1999..............  F-5

Notes to Consolidated Financial Statements...............................  F-6

  (2) Index to Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedule........  S-1

Schedule II--Valuation and Qualifying Accounts...........................  S-2

  (3) Exhibits:

    3.1 Amended and Restated Certificate of Incorporation of TRCH, dated
         December 4, 1995.(1)

    3.2 Certificate of Amendment of Certificate of Incorporation of TRCH, dated
         February 26, 1998.(2)

    3.3 Bylaws of TRCH, dated October 6, 1995.(3)

    4.1 Shareholders Agreement, dated August 11, 1994, between DLJMBP and affiliates, NME Properties, Continental Bank, as voting trustee, and TRCH.(4)

    4.2 Agreement and Amendment, dated as of June 30, 1995, between DLJMBP and affiliates, Tenet, TRCH, Victor M.G. Chaltiel, the Putnam Purchasers, the Crescent Purchasers and the Harvard Purchasers, relating to the Shareholders Agreement dated as of August 11, 1994.(4)

    4.3 Indenture, dated June 12, 1996 by RTC to PNC Bank including form of RTC
         Note.(5)

    4.4 First Supplemental Indenture, dated as of February 27, 1998, among RTC,
         TRCH and PNC Bank under the 1996 Indenture.(2)

    4.5 Second Supplemental Indenture, dated as of March 31, 1998, among RTC,
         TRCH and PNC Bank under the 1996 Indenture.(2)

    4.6 Indenture, dated as of November 18, 1998, between TRCH and United
         States Trust Company of New York, as trustee, and Form of Note.(6)

    4.7 Registration Rights Agreement, dated as of November 18, 1998, between
         TRCH and DLJ, BNY Capital Markets, Inc., Credit Suisse First Boston
         Corporation and Warburg Dillon Read LLC, as the initial purchasers.(6)

    4.8 Purchase Agreement, dated as of November 12, 1998, between TRCH and the initial purchasers.(6)

   10.1 Noncompetition Agreement, dated August 11, 1994, between TRCH and
         Tenet.(4)

   10.2 Employment Agreement, dated as of August 11, 1994, by and between TRCH and Victor M.G. Chaltiel (with forms of Promissory Note and Pledge and
         Stock Subscription Agreement attached as exhibits thereto).(4)*

   10.3  Amendment to Mr. Chaltiel's employment agreement, dated as of August
          11, 1994.(4)*

   10.4 Second Amendment to Mr. Chaltiel's employment agreement, dated as of March 2, 1998.(7)*

   10.5 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(8)*

   10.6 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Leonard W. Frie.(8)*

   10.7 Employment Agreement, dated as of March 2, 1998, by and between TRCH and John E. King.(8)*

   10.8 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Stan M. Lindenfeld.(8)*

   10.9  Amendment to Dr. Lindenfeld's employment agreement, dated September 1,
          1998.(7)*

   10.10 Employment Agreement, dated as of May 6, 1999, by and between TRCH and George DeHuff.(9)*

   10.11 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(10)*

   10.12 Employment Agreement, dated as of March 1, 1998, by and between TRCH and John J. McDonough.[X]*

   10.13 Agreement, dated as of October 6, 1999, by and between TRCH and Victor
          M.G. Chaltiel.(10)*

   10.14 Agreement, dated as of October 18, 1999, by and between TRCH and John
          E. King.(10)*

   10.15 Consulting Agreement, dated as of October 1, 1998, by and between Total Renal Care, Inc. and Shaul G. Massry, M.D.(10)*

   10.16 Second Amended and Restated 1994 Equity Compensation Plan.[X]*

   10.17 Form of Stock Subscription Agreement relating to the 1994 Equity
          Compensation Plan.(4)*

   10.18 Form of Promissory Note and Pledge Agreement relating to the 1994
          Equity Compensation Plan.(4)*

   10.19 Form of Purchased Shares Award Agreement relating to the 1994 Equity
          Compensation Plan.(4)*

   10.20 Form of Nonqualified Stock Option relating to the 1994 Equity
          Compensation Plan.(4)*

   10.21 First Amended and Restated 1995 Equity Compensation Plan.[X]*

   10.22 Employee Stock Purchase Plan, 1999 Amendment and Restatement.[X]*

   10.23 Option Exercise and Bonus Agreement, dated as of September 18, 1995 between TRCH and Victor M.G. Chaltiel.(3)*

   10.24 First Amended and Restated 1997 Equity Compensation Plan.[X]*

   10.25 First Amended and Restated Special Purpose Option Plan.[X]*

   10.26 1999 Equity Compensation Plan.(11)*

   10.27 Amended and Restated Revolving Credit Agreement, dated as of April 30,
          1998, by and among TRCH, the lenders party thereto, DLJ Capital
          Funding, Inc., as Syndication Agent, First Union National Bank, as
          Documentation Agent, and The Bank of New York, as Administrative
          Agent.(12)

   10.28 Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the
          Revolving Credit Agreement.(7)

   10.29 Amendment No. 2, dated as of November 12, 1998, to the Revolving
          Credit Agreement.(7)

   10.30 Amendment No. 3 and Waiver, dated as of August 9, 1999, to and under the Revolving Credit Agreement.(9)

   10.31 Amendment No. 4 and Waiver, dated as of November 8, 1999, to and under the Revolving Credit Agreement.(10)

   10.32 Amendment No. 5 and Consent, dated as of February 22, 2000, to and under the Revolving Credit Agreement.[X]

   10.33 Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Union National Bank, as
          Documentation Agent, and The Bank of New York, as Administrative
          Agent.(12)

   10.34 First Amendment, dated as of August 5, 1998, to the Term Loan
          Agreement.(13)

   10.35 Limited Waiver and Second Amendment, dated as of August 9, 1999, to the Term Loan Agreement.(9)

   10.36 Limited Waiver and Third Amendment, dated as of November 8, 1999, to the Term Loan Agreement.(10)

   10.37 Subsidiary Guaranty dated as of October 24, 1997 by Total Renal Care,
          Inc., TRC West, Inc. and Total Renal Care Acquisition Corp. in favor of and for the benefit of The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the
          Acknowledging Interest Rate Exchangers (as defined therein) and the
          Acknowledging Currency Exchangers (as defined therein).(14)

   10.38 Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers (as defined therein).(14)

   10.39 Amendment to Borrower Pledge Agreement, dated February 27, 1998, executed by TRCH in favor of The Bank of New York, as Collateral
          Agent.(7)

   10.40 Form of Subsidiary Pledge Agreement dated as of October 24, 1997 by
          Total Renal Care, Inc., TRC West, Inc. and Total Renal Care
          Acquisition Corp., and The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term
          Loan Agreement, the Term Agent (as defined therein), the
          Acknowledging Interest Rate Exchangers (as defined therein) and the
          Acknowledging Currency Exchangers (as defined therein).(14)

   10.41 Subsidiary Pledge Agreement, dated as of February 27, 1998, by RTC and
          The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate
          Exchangers (as defined therein) and the Acknowledging Currency
          Exchangers (as defined therein).(7)

   10.42 Form of First Amendment to Borrower/Subsidiary Pledge Agreement, dated
          April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(12)

   10.43 Form of Acknowledgement and Confirmation, dated April 30, 1998, by
          TRCH, RTC, TRC West, Inc., Total Renal Care, Inc., Total Renal Care
          Acquisition Corp., Renal Treatment Centers--Mid-Atlantic, Inc., Renal
          Treatment Centers--Northeast, Inc., Renal Treatment Centers--
          California, Inc., Renal Treatment Centers--West, Inc., and Renal
          Treatment Centers--Southeast, Inc. for the benefit of The Bank of New
          York, as Collateral Agent and the lenders party to the Term Loan
          Agreement or the Revolving Credit Agreement.(12)

   10.44 First Amendment to the Subsidiary Guaranty dated February 17, 1998.(2)

   10.45 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

   12.1  Statement re Computation of Ratios of Earnings to Fixed Charges.[X]

   21.1  List of our subsidiaries.[X]

   23.1 Consent of PricewaterhouseCoopers LLP.[X]

   24.1 Powers of Attorney with respect to TRCH (included on page II-1).

   27.1 Financial Data Schedule.[X]

--------
 [X] Included in this filing.

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

 (5) Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

 (6) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).

 (7) Filed on March 31, 1999 as an exhibit to our Form 10-K for the year ended December 31, 1998.

 (8) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.

 (9) Filed on August 16, 1999 as an exhibit to our Form 10-Q for the quarter ended June 30, 1999.

(10) Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.

(11) Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).

(12) Filed on May 18, 1998 as an exhibit to Amendment No. 1 to our annual report for the year ended December 31, 1997 on Form 10-K/A.

(13) Filed on October 8, 1999 as an exhibit to our Form 10-K/A (Amendment No.
     1) for the year ended December 31, 1998.

(14) Filed on December 19, 1997 as an exhibit to our Current Report on Form 8-
     K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Total Renal Care Holdings, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Total Renal Care Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company is not in compliance with certain debt covenants which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Seattle, Washington
March 22, 2000

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                        ASSETS

Cash and cash equivalents..............................  $  107,981  $   41,487
Accounts receivable, less allowance of $67,315 and
 $61,848...............................................     390,329     416,822
Inventories............................................      32,916      23,470
Other current assets...................................      32,082      45,721
Income tax receivable..................................      45,645
Deferred income taxes..................................      45,795      39,014
                                                         ----------  ----------
    Total current assets...............................     654,748     566,514
Property and equipment, net............................     285,449     233,337
Intangible assets, net.................................   1,069,672   1,073,500
Investments in third-party dialysis businesses.........      35,552      31,360
Deferred taxes.........................................       6,553
Other long-term assets.................................       4,744       6,908
                                                         ----------  ----------
                                                         $2,056,718  $1,911,619
                                                         ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.......................................  $  121,561  $   45,710
Accrued compensation and benefits......................      47,647      34,778
Other liabilities......................................      77,141      69,432
Current portion of long-term debt......................      26,585      21,847
Income taxes payable...................................                   6,683
Long-term debt potentially callable under covenant
 provisions............................................   1,425,610
                                                         ----------  ----------
    Total current liabilities..........................   1,698,544     178,450
Long-term debt, less $1,425,610 and $0 potentially
 callable classified as current........................       5,696   1,225,781
Deferred income taxes..................................                   8,212
Other long-term liabilities............................       3,497       1,890
Minority interests.....................................      22,577      23,422

Commitments and contingencies (Notes 10, 11, 13 and 15)

Shareholders' equity
  Preferred stock ($0.001 par value; 5,000,000 shares
   authorized; none issued or outstanding).............
  Common stock ($0.001 par value, 195,000,000 shares
   authorized; 81,193,011 and 81,029,560 shares issued
   and outstanding)....................................          81          81
  Additional paid-in capital...........................     426,025     421,675
  Notes receivable from shareholders ..................        (192)       (356)
  Accumulated other comprehensive loss.................      (4,718)
  Retained earnings (deficit)..........................     (94,792)     52,464
                                                         ----------  ----------
    Total shareholders' equity.........................     326,404     473,864
                                                         ----------  ----------
                                                         $2,056,718  $1,911,619
                                                         ==========  ==========

                See notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (dollars in thousands, except per share data)

                                                   Year ended December 31,
                                                --------------------------------
                                                   1999        1998       1997
                                                ----------  ----------  --------
Net operating revenues........................  $1,445,351  $1,203,738  $758,403
Operating expenses
  Dialysis and lab facilities.................     993,239     779,740   514,372
  General and administrative..................     130,555      75,686    49,934
  Depreciation and amortization...............     112,481      90,353    53,611
  Provision for uncollectible accounts........     133,253      44,858    28,899
  Impairment and valuation losses.............     139,805
  Merger related costs........................                  78,188
                                                ----------  ----------  --------
   Total operating expenses...................   1,509,333   1,068,825   646,816
                                                ----------  ----------  --------
Operating income (loss).......................     (63,982)    134,913   111,587
Other income (loss)...........................      (1,895)      4,894     3,175
Debt expense..................................     110,797      84,003    29,082
Minority interests in income of consolidated
 subsidiaries.................................      (5,152)     (7,163)   (4,502)
                                                ----------  ----------  --------
  Income (loss) before income taxes,
   extraordinary item and
   change in accounting principle.............    (181,826)     48,641    81,178
Income tax expense (benefit)..................     (34,570)     38,449    35,654
                                                ----------  ----------  --------
  Income (loss) before extraordinary item and
   change in accounting principle.............    (147,256)     10,192    45,524
Extraordinary loss related to early
 extinguishment of debt, net of tax of
 $7,668.......................................                 (12,744)
Cumulative effect of change in accounting
 principle, net of tax of $4,300..............                  (6,896)
                                                ----------  ----------  --------
  Net income (loss)...........................  $ (147,256) $   (9,448) $ 45,524
                                                ==========  ==========  ========
Earnings (loss) per common share:
  Income (loss) before extraordinary item and
   change in accounting principle.............  $    (1.81) $     0.12  $   0.59
  Extraordinary loss, net of tax..............                   (0.16)
  Cumulative effect of change in accounting
   principle, net of tax......................                   (0.08)
                                                ----------  ----------  --------
  Net income (loss)...........................  $    (1.81) $    (0.12) $   0.59
                                                ==========  ==========  ========
Weighted average number of common shares
 outstanding..................................      81,152      80,143    77,524
                                                ==========  ==========  ========
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item and
   change in accounting principle.............  $    (1.81) $     0.12  $   0.57
  Extraordinary loss, net of tax..............                   (0.16)
  Cumulative effect of change in accounting
   principle, net of tax......................                   (0.08)
                                                ----------  ----------  --------
  Net income (loss)...........................  $    (1.81) $    (0.12) $   0.57
                                                ==========  ==========  ========
Weighted average number of common shares and
 equivalents outstanding--assuming dilution...      81,152      81,701    79,975
                                                ==========  ==========  ========
STATEMENTS OF COMPREHENSIVE INCOME
  Net income (loss)...........................  $ (147,256) $   (9,448) $ 45,524
  Other comprehesive income:
   Foreign currency translation...............      (4,718)
                                                ----------  ----------  --------
  Comprehensive income (loss).................  $ (151,974) $   (9,448) $ 45,524
                                                ==========  ==========  ========


                See notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                Year ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  -----------  ---------
Cash flows from operating activities
  Net income (loss)........................ $ (147,256) $    (9,448) $  45,524
  Non-cash items included in net income
   (loss):
    Depreciation and amortization..........    112,481       90,353     53,611
    Impairment and valuation losses........    139,805
    Deferred income taxes..................    (21,546)     (17,577)    (9,689)
    Stock option expense and tax benefits..      2,280       33,912      8,994
    Equity investment losses (income)......        140         (157)       (40)
    Minority interests in income of
     consolidated subsidiaries.............      5,152        7,163      4,502
    Extraordinary loss.....................                  20,412
    Cumulative effect of change in
     accounting principle..................                  11,196
                                            ----------  -----------  ---------
                                                91,056      135,854    102,902
  Changes in operating assets and
   liabilities, net of effect of
   acquisitions:
    Accounts receivable....................     28,486     (155,393)   (80,912)
    Inventories............................     (8,742)      (7,152)    (1,843)
    Other current assets...................     14,171      (30,104)      (143)
    Other long-term assets.................      5,503        8,414     (9,166)
    Accounts payable.......................     72,694       10,131       (992)
    Accrued compensation and benefits......     11,541        8,933      8,539
    Other liabilities......................      5,200       36,580      2,791
    Income taxes...........................    (52,464)      11,004      2,329
    Other long-term liabilities............      1,498       (7,725)     7,423
                                            ----------  -----------  ---------
      Net cash provided by operating
       activities..........................    168,943       10,542     30,928
                                            ----------  -----------  ---------
Cash flows from investing activities
  Additions of property and equipment,
   net.....................................   (106,657)     (82,820)   (61,592)
  Acquisitions, net........................   (154,226)    (338,164)  (455,090)
  Intangible assets........................    (11,167)     (30,810)   (38,939)
  Investments in affiliates, net...........    (25,380)     (16,785)    25,765
                                            ----------  -----------  ---------
      Net cash used in investing
       activities..........................   (297,430)    (468,579)  (529,856)
                                            ----------  -----------  ---------
Cash flows from financing activities
  Proceeds from bank credit facilities.....  2,337,790    1,567,225    505,000
  Payments on bank credit facilities....... (2,127,590)  (1,407,650)
  Proceeds from convertible notes..........                 345,000
  Proceeds from other long-term
   borrowings..............................        188        3,395      4,511
  Payments on other long-term obligations..     (8,683)     (35,675)   (26,269)
  Net proceeds from issuance of common
   stock...................................      2,046       24,157      3,827
  Distributions to minority interests......     (4,052)      (3,628)    (2,768)
                                            ----------  -----------  ---------
      Net cash provided by financing
       activities..........................    199,699      492,824    484,301
Effect of exchange rate changes on cash....     (4,718)
                                            ----------  -----------  ---------
Net increase (decrease) in cash ...........     66,494       34,787    (14,627)
Cash and cash equivalents at beginning of
 year .....................................     41,487        6,700     21,327
                                            ----------  -----------  ---------
Cash and cash equivalents at end of year... $  107,981  $    41,487  $   6,700
                                            ==========  ===========  =========
      Supplemental cash flow information:
       (Note 18)

                See notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                      Notes      Accumulated
                          Common stock  Additional  receivable      other     Retained
                          -------------  paid-in       from     comprehensive earnings
                          Shares Amount  capital   shareholders    income     (deficit)   Total
                          ------ ------ ---------- ------------ ------------- ---------  --------
Balance at December 31,
 1996...................  76,686  $77    $345,039    $(2,827)                 $  16,388  $358,677
Shares issued in
 acquisitions...........      18              273                                             273
Shares issued to
 employees and others...     175            1,773                                           1,773
Options exercised.......     447            2,019                                           2,019
Shares issued to repay
 debt...................     665    1       5,147                                           5,148
Interest accrued on
 notes receivable, net
 of payments............                                (203)                                (203)
Income tax benefit
 related to stock
 options exercised......                    5,453                                           5,453
Grant of stock options..                      235                                             235
Issuance of treasury
 stock to repay debt....       1                6                                               6
Stock option expense....                    3,541                                           3,541
Net income..............                                                         45,524    45,524
                          ------  ---    --------    -------       -------    ---------  --------
Balance at December 31,
 1997...................  77,992   78     363,486     (3,030)                    61,912   422,446
Shares issued in
 acquisitions...........      99            2,796                                           2,796
Shares issued to
 employees and others...      49            1,085                                           1,085
Options exercised.......   2,890    3      36,396                                          36,399
Repayment of notes
 receivable, net of
 interest accrued.......                               2,674                                2,674
Income tax benefit
 related to stock
 options exercised......                   14,199                                          14,199
Grant of stock options..                      128                                             128
Stock option expense....                    3,585                                           3,585
Net loss................                                                         (9,448)   (9,448)
                          ------  ---    --------    -------       -------    ---------  --------
Balance at December 31,
 1998...................  81,030   81     421,675       (356)                    52,464   473,864
Shares issued to
 employees and others...      77            1,937                                           1,937
Options exercised.......      86              109                                             109
Repayment of notes
 receivable, net of
 interest accrued.......                                 164                                  164
Income tax benefit
 related to stock
 options exercised......                      375                                             375
Grant of stock options..                      813                                             813
Stock option expense....                    1,116                                           1,116
Foreign currency
 translation............                                           $(4,718)                (4,718)
Net loss................                                                       (147,256) (147,256)
                          ------  ---    --------    -------       -------    ---------  --------
Balance at December 31,
 1999...................  81,193  $81    $426,025    $  (192)      $(4,718)   $ (94,792) $326,404
                          ======  ===    ========    =======       =======    =========  ========


                See notes to consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)

1. Organization and summary of significant accounting policies

 Organization

  TRCH operates kidney dialysis facilities and provides related medical services in dialysis facilities in the United States, and also in Argentina, Puerto Rico, Europe and Guam. These operations represent a single business segment. See Note 2 regarding the company's plans to divest of its operations outside of the continental United States.

 Basis of presentation

  The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the company is not in compliance with certain formula-based debt covenants. Because of this non-compliance with covenant formulas, the majority of the lenders could declare an event of default and an acceleration of amounts due. The company would be unable to pay the accelerated amounts becoming immediately payable. The ability of the lenders to accelerate the loans raises uncertainty about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company is currently in discussions with the lenders regarding obtaining a waiver to these covenant violations or restructuring the credit facilities. Management believes it is unlikely that an event of default will be declared because of the company's substantial cash balance and because cash flows are expected to be sufficient to cover operating requirements and scheduled debt service through 2000. See Note 10.

  The long-term debt that could potentially become immediately due and payable has been classified as a current liability in accordance with requirements of generally accepted accounting principles.

  Our consolidated financial statements include wholly-owned and majority-owned subsidiaries and partnerships. Other non-consolidated equity investments are recorded under the equity method of accounting, unless TRCH's equity interest is less than 20%. For all periods presented, the results of our operations outside the U.S. are based on the twelve-month period ended November 30 to accommodate our consolidated reporting time schedules.

 Net operating revenues

  Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for dialysis and ancillary services to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services, however, actual billable revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at pre-determined net realizable rates per treatment that are established by statute or regulation. Most non-governmental payors, including contracted managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to reflect the expected net realizable revenue for services provided. Contractual and bad debt allowances are established based upon credit risk of specific third-party payors, contractual terms and collection experience. Net revenue recognition and allowances for uncollectible billings require the use of estimates, and any changes in these estimates are reflected as they become known.

  Management services are provided to dialysis facilities not owned by the company. The management fees are typically determined as a percentage of the facilities' patient revenues and are included in net operating revenues as earned. Any costs incurred in performing these management services are recognized in facility operating and general and administrative expenses.

 Other Income

  Other income includes interest income on cash investments, earnings and losses of non-consolidated equity investments and gains and losses on the disposition of assets.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


 Cash and cash equivalents

  Cash equivalents are highly liquid investments with original maturities of three months or less.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

 Property and equipment

  Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leaseholds and improvements, over the shorter of their estimated useful life or the lease term; and equipment, 3 to 15 years. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

 Capitalized interest

  Applicable interest charges incurred during significant facility expansion and construction are capitalized as one of the elements of cost and are amortized over the assets' useful lives. Interest capitalized was $709, $804 and $685 for 1999, 1998, and 1997, respectively.

 Intangible assets

  The excess of aggregate purchase price over the fair value of the net assets of businesses acquired is recorded as goodwill. Goodwill is amortized over 15 to 40 years using the straight-line method. As of December 31, 1999, the blended average life of our goodwill is 35 years. Business acquisition costs allocated to patient lists are amortized generally over five to eight years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically three to ten years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the debt using the effective interest method. After 1997, pre-opening and development costs for new dialysis facilities are expensed as incurred.

 Impairment of long-lived assets

  Goodwill, other intangible assets, property and equipment, and investment balances are reviewed for possible impairment whenever significant events or changes in circumstances indicate a potential impairment may have occurred, or when the sum of the expected future undiscounted net cash flows identifiable to that asset or group of assets is less than book value. With regard to potential impairment of goodwill balances, cash flows are reviewed for the specific facility operations compared to the respective goodwill balance that resulted from the acquisition of that specific group of facilities. Impairment losses are determined based on net realizable values or projections of net cash flows.

 Income taxes

  Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)

currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the times when items of income and expense are recognized for financial reporting and income tax purposes.

 Minority interests

  Minority interests represent the proportionate equity interest of other partners and shareholders in consolidated entities which are not wholly-owned. As of December 31, 1999, these included 17 active partnerships and corporations.

 Stock-based compensation

  Stock-based compensation for employees is determined in accordance with APB No. 25. Stock options do not result in an expense if the exercise price is at least equal to the market price at the date of grant.

  Stock options issued to contract labor, outside consultants and medical directors under contract are valued using the Black-Scholes model and attributed to the respective vesting periods using the FIN 28 expense attribution method, except that for options granted prior to the second quarter of 1997 (effective date of EITF 96-18) such expense was a fixed amortization of the grant date fair value.

 Earnings per share

  Basic earnings per share is calculated by dividing net income before extraordinary items and the cumulative effect of changes in accounting principle by the weighted average number of shares of common stock outstanding. Earnings per common share assuming dilution includes the dilutive effects of stock options and warrants, using the treasury stock method, in determining the weighted average number of shares of common stock outstanding. The convertible debt has been antidilutive and therefore not included in the diluted EPS calculation.

 Interest rate swap agreements

  The company has entered into interest rate swap agreements (see Note 10) as a means of managing interest rate exposure. These agreements are not for trading or speculative purposes, and have the effect of converting a portion of our variable rate debt to a fixed rate. Net amounts paid or received are reflected as adjustments to interest expense. The counterparties to these agreements are large international financial institutions. These interest rate swap agreements subject the company to financial risk that will vary during the life of the agreements in relation to prevailing market interest rates. The company is also exposed to credit loss in the event of non-performance by these counterparties. However, the company does not anticipate non-performance by the other parties, and no material loss would be expected from non-performance by the counterparties.

 Foreign currency translation

  The company's principal operations outside of the United States are in Argentina and are relatively self-contained and integrated within Argentina. The currency in Argentina, which is considered the functional currency, is tied to the U.S. dollar. Other operations outside the U.S. are translated at year-end exchange rates and any unrealized gains and losses are accounted for as a component of other comprehensive income. Unrealized gains or losses on debt denominated in foreign currency, which is considered a hedge of the net investment in foreign operations, are accounted for as a component of other comprehensive income.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


 Derivative instruments and hedging activities

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS
133. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, SFAS 133 will be implemented effective January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which we are hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, which are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

  The company has not yet determined the impact that the adoption of SFAS 133 will have on earnings or the statement of financial position.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported earnings.

2. Impairments and valuation losses

  Impairment and valuation losses for the year ended December 31, 1999 consisted of the following:

                                                Quarter ended:
                                       --------------------------------  Total
                                       June 30 September 30 December 31   1999
                                       ------- ------------ ----------- --------
   Operations outside the continental
    U.S..............................                        $ 82,812   $ 82,812
   Facility closures and other
    impairments associated with
    continental U.S. facilities......                          20,943     20,943
   Investments in, and advances to
    third-party dialysis related
    businesses.......................  $15,000                 13,200     28,200
   Physical inventory of capital
    assets...........................                           3,305      3,305
   Abandoned software acquisition....    1,600    $  368                   1,968
   Termination of corporate jet lease
    agreement........................              2,577                   2,577
                                       -------    ------     --------   --------
                                       $16,600    $2,945     $120,260   $139,805
                                       =======    ======     ========   ========

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  During the fourth quarter of 1999, the company announced its intention to sell its dialysis operations outside the continental United States as an important first step in reducing its debt burden and allowing management to focus its attention on the company's core operations in the continental U.S. Definitive agreements to sell substantially all of the company's principal operations outside the U.S. were signed in January 2000. More than 80% of the sales, in terms of proceeds and asset values, are currently expected to close during the second quarter of 2000 and the remaining sales are expected to close later in 2000. The sales are subject to required bank and regulatory approvals.

  Gross cash proceeds associated with these sales agreements will be approximately $160,000, subject to changes in tangible net worth of the operations being sold until the sales are complete. The impairment charge of $82,812 associated with the divestiture of the company's non-continental U.S. operations includes the losses on the sales of the operations to be sold under the definitive agreements entered into in January 2000, including the costs of buying out minority interests and the direct transaction costs of completing the sales. The impairment has been principally recorded as a reduction of goodwill. Future operating results of the non-continental U.S. operations will continue to be included in the consolidated statement of income until the divestitures are completed.

  Assets and liabilities for the non-continental U.S. operations as of December 31, 1999 were as follows, excluding impairment loss for divestiture:

     Assets
     Cash............................................................. $  5,182
     Accounts receivable..............................................   49,379
     Inventories......................................................    2,895
     Other current assets.............................................    9,558
     Property and equipment, net......................................   30,787
     Intangible assets, net...........................................  156,583
     Other long-term assets...........................................    5,212
                                                                       --------
                                                                       $259,596
                                                                       ========

     Liabilities and minority interests
     Accounts payable................................................. $ 15,975
     Accrued compensation and benefits................................    4,285
     Other current liabilities........................................   12,528
     Other long-term liabilities......................................      390
     Minority interests...............................................    1,116
                                                                       --------
                                                                       $ 34,294
                                                                       ========

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  Operating results for the non-continental U.S. operations excluding impairment charges were as follows (in thousands):

                                                      Year ended December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      --------  ------- -------
   Net operating revenue............................. $124,410  $88,978 $48,137

   Operating expenses
     Dialysis and lab facilities.....................  100,204   70,873  33,665
     General and administrative......................    7,396    3,940   4,212
     Depreciation and amortization...................   12,629    7,531   4,670
     Provision for uncollectible accounts............    5,717    2,734   1,239
                                                      --------  ------- -------
                                                       125,946   85,078  43,786
                                                      --------  ------- -------
   Operating income (loss)........................... $ (1,536) $ 3,900 $ 4,351
                                                      ========  ======= =======

  The impairment and valuation losses associated with dialysis facilities within the continental U.S. similarly relate to actions taken and decisions made during the fourth quarter of 1999. In addition to divesting operations outside the continental U.S., the company took aggressive actions to curtail new facility acquisitions and developments, and to close facilities not supporting the company's new strategic direction. The losses principally related to facilities identified for closure or sale during the first half of 2000. Additionally, several new facility plans were terminated and several projects abandoned. The impairment losses were determined based on estimated net realizable values and projections of cash flows. The closure and abandonment losses averaged less than $1,000 per facility, and were principally associated with the impairment of leasehold improvements and intangible assets specifically identified with these facilities.

  The company's new strategic direction and curtailment of new facility acquisition plans also affected the valuation of certain partnership investments, resulting in investment write-offs in the fourth quarter of 1999. Additionally, an investment in a third party dialysis business, which was in the form of a loan with equity conversion rights, was determined to be substantially impaired based on the borrower's missed commitments, operating difficulties and liquidity concerns. This third-party dialysis business is now formally in default of its loan agreement.

  The investment losses recorded in the second quarter of 1999 were similarly associated with impairments of loans to and investments in third-party dialysis-related businesses that experienced serious operating difficulties and liquidity problems.

  The impairment losses associated with the investments and loans were determined based on estimated net realizable values and projections of net cash flows. The company does not expect recovery of the impairment losses even through potential bankruptcy processes. With respect to impaired loans, interest receivable will not accrue unless the estimated recovery amounts justify such accruals in the future.

  Impairment reviews are performed for investments in and advances to third-party dialysis businesses whenever a change in condition occurs, including changes in our business strategy and plans, or when a third-party dialysis business experiences deteriorating operating performance or liquidity problems.

  With regard to potential impairment of goodwill balances, cash flows are routinely reviewed for the specific facility operations associated with the goodwill resulting from the acquisition of that specific group of facilities. Other than in connection with the impairment losses discussed above, there were no goodwill impairments as of December 31, 1999.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


3. Accounts receivable

  The total provisions for uncollectible accounts were $133,253, $44,858 and $28,899 for 1999, 1998 and 1997, respectively. The company's rapid growth through acquisitions through 1998 and the merger with RTC in 1998 had a significant impact on the company's administrative functions, including billing and cash collection processes, which at times operated below optimal levels of efficiency and effectiveness. The backlog of aged accounts receivable continued to increase during the first half of 1999 due to high turnover of billing and collection personnel and process inefficiencies. The subsequent collection rates for the older billings did not match our earlier projections and estimates. Those earlier estimates had been based on prior collection experience, but the build-up of the backlog of aged accounts not processed on a timely basis created collection difficulties at a level not previously experienced or anticipated. As of December 31, 1999, the net balance of domestic accounts receivable aged more than six months amounted to approximately $37 million, excluding the Florida lab withhold contingency discussed in Note 15.

  During 1999, 1998 and 1997, the company received approximately 59%, 57% and 64%, respectively, of dialysis revenues in the continental U.S. from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid were approximately $150,000 and $190,000, excluding the Florida lab withhold contingency, as of December 31, 1999 and 1998, respectively. Medicare historically pays approximately 80% of government established rates for services provided. The remaining 20% typically is paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services.

4. Other current assets

  Other current assets are comprised of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Supplier rebates and other non-trade receivables............ $19,043 $17,222
   Operating advances to managed facilities....................   8,310  20,695
   Prepaid expenses............................................   4,391   7,165
   Deposits....................................................     338     639
                                                                ------- -------
                                                                $32,082 $45,721
                                                                ======= =======

  Operating advances to managed facilities are generally unsecured and interest bearing under the terms of the applicable management agreements.

5. Property and equipment

  Property and equipment are comprised of the following:

                                                              December 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
   Land................................................... $   1,193  $   1,410
   Buildings..............................................     9,846     10,622
   Leasehold improvements.................................   150,067    113,409
   Equipment..............................................   248,428    204,156
   Construction in progress...............................    17,575     11,849
                                                           ---------  ---------
                                                             427,109    341,446
   Less accumulated depreciation and amortization.........  (141,660)  (108,109)
                                                           ---------  ---------
   Property and equipment, net............................ $ 285,449  $ 233,337
                                                           =========  =========

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  Depreciation and amortization expense on property and equipment was $51,045, $40,032, and $22,160 for 1999, 1998, and 1997, respectively.

6. Intangible assets

  Intangible assets are comprised of the following:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
   Goodwill............................................. $  971,344  $  939,989
   Patient lists........................................    137,469     132,048
   Noncompetition agreements............................    112,378      96,670
   Deferred debt issuance costs.........................     24,524      19,329
                                                         ----------  ----------
                                                          1,245,715   1,188,036
   Less accumulated amortization........................   (176,043)   (114,536)
                                                         ----------  ----------
                                                         $1,069,672  $1,073,500
                                                         ==========  ==========

  Amortization expense applicable to intangible assets was $61,436, $50,321 and $31,451 for 1999, 1998, and 1997, respectively.

  In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, or SOP 98-5, was issued. We adopted SOP 98-5 effective January 1, 1998. SOP 98-5 requires that pre-opening and organization costs, incurred in conjunction with facility pre-opening activities, which previously had been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all remaining unamortized pre-opening, development and organizational costs existing prior to January 1, 1998 of $11,196 ($6,896 net of tax) were recognized as the cumulative effect of a change in accounting principle in 1998.

7. Investments in third-party dialysis businesses

  During 1997 and 1998, the company entered into various agreements to provide funding for expansion to companies that provide dialysis related services.

Investments in third-party dialysis businesses and related advances were as follows:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Investments in non-consolidated businesses.................. $ 3,782 $ 7,991
   Acquisition advances and loans generally convertible to
    equity investments, less allowance of $14,000 in 1999......  31,770  23,369
                                                                ------- -------
                                                                $35,552 $31,360
                                                                ======= =======

  Non-consolidated equity investments are recorded under the equity method of accounting unless TRCH's constructive equity interest is less than 20%.

  The loans to third-party dialysis businesses are in the form of notes receivable that are secured by the assets and operations of these companies, and are convertible to equity investments. The notes receivable as of

                        TOTAL RENAL CARE HOLDINGS, INC.

                             (dollars in thousands)

December 31, 1999 bear interest at the prime rate plus 1.5%. The valuation assessments assume that the conversion options will be exercised in most instances.

8. Other liabilities

  Other accrued liabilities are comprised of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Payor accounts.............................................. $40,505 $22,483
   Acquisition price payable...................................          15,223
   Accrued interest............................................  14,664  10,986
   Merger accrual (Note 16)....................................   3,788   4,765
   Other.......................................................  18,184  15,975
                                                                ------- -------
                                                                $77,141 $69,432
                                                                ======= =======

9. Income taxes

  The provision for income taxes consists of the following:

                                                   Year ended December 31,
                                                --------------------------------
                                                  1999      1998     1997
                                                --------  --------  -------
   Current
     Federal................................... $(11,497) $ 46,061  $35,128
     State.....................................   (2,527)    8,913    6,430
     Foreign...................................    1,000     1,052    1,070
   Deferred
     Federal...................................  (18,199)  (15,557)  (6,054)
     State.....................................   (3,347)   (2,020)    (920)
                                                --------  --------  -------
                                                $(34,570) $ 38,449  $35,654
                                                ========  ========  =======

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                 December 31,
                               -----------------
                                 1999     1998
                               --------  -------
   Receivables, primarily
    allowance for doubtful
    accounts.................  $ 34,991  $27,143
   Unrealized asset
    impairment losses........    46,291
   Merger costs..............     5,323    6,159
   Accrued benefits payable..     7,664    2,821
   Stock compensation........     2,855    2,800
   Foreign NOL carryforward..     1,207    1,742
   Foreign tax credit
    carryforward.............       210      210
   Other.....................       572      314
                               --------  -------
   Gross deferred tax
    assets...................    99,113   41,189
   Fixed assets..............    (4,134)  (4,115)
   Intangible assets.........   (10,842)  (4,330)
   Other.....................    (1,197)
                               --------  -------
     Gross deferred tax
      liabilities............   (16,173)  (8,445)
     Valuation allowance.....   (30,592)  (1,942)
                               --------  -------
     Net deferred tax
      assets.................  $ 52,348  $30,802
                               ========  =======

  The valuation allowance relates to deferred tax assets established under SFAS No. 109 for foreign net operating loss carryforwards of $1,200, foreign tax credit carryforwards of $210, which expire in 2002, and capital losses of $29,200. These amounts will be carried forward to future years for possible utilization. No benefit of these deferred items has been recognized in the financial statements because the company's ability to utilize such benefits is considered remote.

  The reconciliation between our effective tax rate and the U.S. federal income tax rate is as follows:

                                                               Year ended
                                                              December 31,
                                                             ------------------
                                                             1999    1998  1997
                                                             -----   ----  ----
   Federal income tax rate..................................  35.0 % 35.0% 35.0%
   State taxes, net of federal benefit......................   3.7    3.1   4.1
   Foreign income taxes.....................................  (0.7)         0.5
   Nondeductible amortization of intangible assets..........  (2.1)   2.0   0.9
   Valuation allowance...................................... (15.6)         2.3
   Other....................................................  (1.3)         1.1
                                                             -----   ----  ----
   Effective tax rate.......................................  19.0   40.1  43.9
   Merger charges...........................................         38.9
                                                             -----   ----  ----
   Effective tax rate.......................................  19.0 % 79.0% 43.9%
                                                             =====   ====  ====

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


10. Long-term debt

  Long-term debt comprises the following:

                                                            December 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
   Credit facilities.................................  $   959,610  $  749,575
   Convertible subordinated notes, 7%, due 2009......      345,000     345,000
   Convertible subordinated notes, 5 5/8%, due 2006..      125,000     125,000
   Acquisition obligations and other notes payable...       21,482      24,160
   Capital lease obligations (see Note 11)...........        6,799       3,893
                                                       -----------  ----------
                                                         1,457,891   1,247,628
   Less current portion and long-term debt
    potentially callable under covenant provisions...   (1,452,195)    (21,847)
                                                       -----------  ----------
                                                       $     5,696  $1,225,781
                                                       ===========  ==========

  Scheduled maturities of long-term debt are as follows:

   2000................................................................ $ 26,585
   2001................................................................    4,876
   2002................................................................  109,702
   2003................................................................  466,986
   2004................................................................    4,217
   Thereafter..........................................................  845,525

  Included in debt expense was interest expense, net of capitalized interest, of $106,633, $72,804, and $28,214 for 1999, 1998, and 1997, respectively. Also included in debt expense were amortization and write-off of deferred financing costs of $4,164, $1,376, and $868 for 1999, 1998, and 1997, respectively, and interest rate swap early termination costs of $9,823 in 1998.

 Credit facilities

  At December 31, 1999 and 1998, outstanding borrowings under the revolving credit facility were $567,610 and $353,575, respectively, and outstanding borrowings under the fixed-term credit facility were $392,000 and $396,000, respectively.

  In 1998, the existing credit facilities were replaced with an aggregate of $1,350,000 in two senior bank facilities. These credit facilities consisted of a seven-year $950,000 revolving senior credit facility and a ten-year $400,000 senior term facility. As a result of this refinancing, remaining net deferred financing costs in the amount of approximately $16,019, less tax of $6,087, were recognized as an extraordinary loss in 1998.

  The credit facilities contain financial and operating covenants including, among other things, requirements that the company maintain certain financial ratios and satisfy certain financial tests, and also impose limitations on our ability to make capital expenditures, to incur other indebtedness and to pay dividends.

  In August 1999 the lenders under the credit facilities had waived compliance with a financial covenant that established a maximum leverage ratio. In November 1999, this waiver was extended on revised terms because the company exceeded the maximum leverage ratio allowable under the terms of the August waiver.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  Key terms of the last revised waiver were as follows:

  . Permanent reduction in the maximum borrowings of the revolving credit facility from $950,000 to $700,000. (in accordance with the original terms, the revolving credit facility will be reduced by an additional $105,110 on September 30, 2002);

  . Reduction in permitted borrowings under the revolving credit facility to $650,000 during the waiver period;

  . Limits on the amounts that may be spent for acquisitions and developments, expansion or relocation of existing dialysis centers during the waiver period;

  . Acceleration of the maturity dates on the term loan and revolving credit facility by two years, to March 31, 2006 and March 31, 2003, respectively;

  . Permanent increase in the applicable margins used to determine the interest rates for borrowings under the credit facilities; and

  . An increase in the maximum allowable debt to EBITDA ratio, as defined in the revolving credit agreement, to 4.8 until March 15, 2000.

  Under the $400,000 term facility, principal payments of $4,000 are due annually on September 30, with the remaining balance of $368,000 due when the facility is scheduled to terminate, on March 31, 2006.


  As of December 31, 1999, the current average interest rate on the credit facilities was 10.87%.

  When measured as of December 31, 1999 the company was not in compliance with certain formula-based covenants in the credit facilities. If the lenders do not waive this failure to comply, a majority of the lenders could declare an event of default, which would allow the lenders to accelerate payment of all amounts due under the credit facilities. Additionally, this noncompliance will result in higher interest costs, and the lenders may require additional concessions from the company before giving a waiver. In the event of default under the credit facilities, the holders of the convertible subordinated notes could also declare the company to be in default. The company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default is declared. As a result of this non-compliance, all debt as of December 31, 1999 that is potentially due within one year has been reclassified from long-term debt to a current classification. Under these conditions, the company is currently unable to draw additional amounts under the credit facilities.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)

  The company is currently in discussions with the lenders regarding obtaining a waiver of these violations or restructuring the credit facilities. Actions the company has taken and is taking to ensure its ongoing ability to cover scheduled debt servicing include divestiture of operations outside the continental U.S. (see Note 2), curtailment of new facility acquisitions and developments, improvements in billing and cash collections processes, increased management controls over expenditures, and evaluations of alternative capital sources, as well as pursuing debt restructuring with lenders. Prior to March 2000, the company focused its attention primarily on those actions that would improve operating performance and cash flows, as well as filling key senior management positions. Given the progress made in these areas, the company is now entering into more active discussions with its lenders for an acceptable restructuring arrangement. Management believes it is unlikely that an event of default will be declared because of the company's substantial cash balance and because cash flows are expected to be sufficient to cover operating requirements and scheduled debt service through 2000.

  Several of the company's subsidiaries, including subsidiaries owning substantially all of the company's dialysis facilities assets, have guaranteed the obligations under the credit facilities.

  RTC also had a credit agreement which provided for a $350,000 revolving credit/term facility available to fund acquisitions and general working capital requirements. The RTC credit agreement was terminated and repaid with borrowings under the credit facilities on February 27, 1998 in connection with the completion of our merger with RTC. The remaining net amortized deferred financing costs in the amount of $4,393 related to the RTC credit agreement were recognized as an extraordinary loss, net of tax effect of $1,580, in 1998.

 7% convertible subordinated notes

  In November 1998, $345,000 of 7% convertible subordinated notes due 2009 were issued in a private placement offering. The notes are convertible, at the option of the holder, at any time into common stock at a conversion price of $32.81 principal amount per share, and the notes may be redeemed on or after November 15, 2001. The notes are general, unsecured obligations junior to all existing and future senior debt and, effectively all existing and future liabilities of the company and its subsidiaries. The company subsequently filed a registration statement covering the resale of the notes, which was declared effective on February 1, 2000. Commencing May 18, 1999, the company incurred monetary penalties on a weekly basis until the registration was declared effective. Penalties of $976 were included in debt expense for the year ended December 31, 1999.

 5 5/8% convertible subordinated notes

  In June 1996, RTC (a wholly-owned subsidiary following the merger with TRCH in 1998) issued $125,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into our common stock at a conversion price of $25.62 principal amount per share. After July 17, 1999, all or any part of these notes are redeemable at the company's option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption. These notes are guaranteed by TRCH.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  The following is summarized financial information of RTC (a wholly-owned subsidiary):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Cash and cash equivalents.................................... $  4,118 $  5,396
Accounts receivable, net.....................................  115,442  130,129
Other current assets.........................................   11,946   19,106
                                                              -------- --------
  Total current assets.......................................  131,506  154,631
Property and equipment, net..................................   86,572   75,641
Intangible assets, net.......................................  346,756  406,603
Other assets.................................................      167    9,249
                                                              -------- --------
  Total assets............................................... $565,001 $646,124
                                                              ======== ========
Current liabilities (includes $161,720 and $306,628,
 respectively, of intercompany payable to TRCH at December
 31, 1999 and 1998).......................................... $274,144 $354,489
Long-term debt potentially callable under covenant
 provisions..................................................  125,000  125,000
Other long-term liabilities..................................    1,504      199
Shareholder's equity.........................................  164,353  166,436
                                                              -------- --------
  Total liabilities and shareholder's equity................. $565,001 $646,124
                                                              ======== ========

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Net operating revenues........................... $496,380  $472,355  $322,792
Total operating expenses.........................  499,560   446,367   279,607
                                                  --------  --------  --------
Operating income (loss)..........................   (3,180)   25,988    43,185
Debt expense.....................................    7,988     8,993    11,802
Other income (loss)..............................   (3,639)
                                                  --------  --------  --------
Income (loss) before income taxes................  (14,807)   16,995    31,383
Income tax expense...............................    9,296    19,959    14,376
                                                  --------  --------  --------
Income (loss) before extraordinary item and
 change in accounting principle..................  (24,103)   (2,964)   17,007
Extraordinary loss related to early
 extinguishment of debt, net of tax..............              2,812
Cumulative effect of change in accounting
 principle, net of tax...........................              3,993
                                                  --------  --------  --------
  Net income (loss).............................. $(24,103) $ (9,769) $ 17,007
                                                  ========  ========  ========

 Interest rate swap agreements

  In November 1996, the company entered into a seven-year interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1997, the total notional principal amount of this interest rate swap agreement was $100,000 and the effective interest rate thereon was 7.57%. In July 1997, the company entered into a ten-year interest rate swap agreement. At December 31, 1997, the total notional principal amount of this interest rate swap agreement was $200,000 and the effective interest rate thereon was 7.77%. In April 1998, in conjunction with the refinancing of senior credit facilities, these two interest rate swap agreements were cancelled. The loss associated with the early cancellation of those swaps was $9,823, and was included in debt expense for 1998.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  In May 1998, the company entered into cancelable interest rate swap agreements, with a combined notional amount of $800,000. During 1999 two of the swap agreement counterparties exercised their right to cancel agreements in the aggregate notional amount of $100,000. The remaining $700,000 of swap agreements mature between 2003 and 2008 with cancellation clauses at the swap holders' option from 2000 to 2005. As a result of these swap agreements, the effective underlying blended rate for $700,000 of outstanding debt is fixed at approximately 5.66% plus an applicable margin based upon our current leverage ratio. At December 31, 1999, the effective interest rate for borrowings covered under the swap agreements was 9.30%.

11. Leases

  The majority of the company's facilities are leased under noncancelable operating leases expiring in various years through 2021. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to consumer price index increases since the inception of the lease. In the normal course of business, operating leases are generally renewed or replaced by other similar leases.

  Future minimum lease payments under noncancelable operating leases are as follows:

   2000............................................................... $ 42,903
   2001...............................................................   40,037
   2002...............................................................   36,420
   2003...............................................................   33,545
   2004...............................................................   31,600
   Thereafter.........................................................  120,362
                                                                       --------
   Total minimum lease payments....................................... $304,867
                                                                       ========

  Rental expense under all operating leases for 1999, 1998, and 1997 amounted to $52,504, $38,975 and $24,589, respectively.

  Certain equipment is leased under capital lease agreements. Future minimum lease payments under capital leases are as follows:

   2000................................................................ $ 2,004
   2001................................................................   1,399
   2002................................................................   1,001
   2003................................................................     842
   2004................................................................     544
   Thereafter..........................................................   5,302
   Less portion representing interest..................................  (4,293)
                                                                        -------
   Total capital lease obligation, including current portion........... $ 6,799
                                                                        =======

  The net book value of fixed assets under capital lease was $7,719 and $4,314 at December 31, 1999 and 1998, respectively. Capital lease obligations are included in long-term debt (see Note 10).

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands, except per share data)


12. Shareholders' equity

 Change in shares, stock splits and dividends

  On September 30, 1997 the company declared a common stock dividend to all shareholders of record as of October 7, 1997, to be paid on October 20, 1997. Each shareholder received two additional shares of common stock for each three shares held. Fractional shares calculated as a result of the stock dividend were paid out in cash in the amount of approximately $14. All share and per share amounts presented in the financial statements and related notes thereto have been restated to reflect this stock dividend accounted for as a stock split.

 Earnings per share

  The reconciliation of the numerators and denominators used to calculate earnings per share is as follows:

                                                    Year ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   ---------  -------  -------
                                                   (in thousands, except per
                                                            share)
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle:
  As reported....................................  $(147,256) $10,192  $45,524
                                                   =========  =======  =======
Income (loss) before extraordinary item and
 cumulative effect of change in
 accounting principle--assuming dilution:
  As reported....................................  $(147,256) $10,192  $45,524
  Add back interest on RTC earnout note, tax
   effected......................................                           34
                                                   ---------  -------  -------
                                                   $(147,256) $10,192  $45,558
                                                   =========  =======  =======
Applicable common shares:
  Average outstanding during the year............     81,168   80,156   77,649
  Reduction in shares in connection with notes
   receivable from employees.....................        (16)     (13)    (125)
                                                   ---------  -------  -------
Weighted average number of shares outstanding for
 use in computing basic earnings per share.......     81,152   80,143   77,524
  Outstanding stock options (based on the
   treasury stock method)........................               1,558    2,288
  Dilutive effect of RTC earnout note............                          163
                                                   ---------  -------  -------
  Adjusted weighted average number of common and
   common share equivalent shares outstanding--
   assuming dilution.............................     81,152   81,701   79,975
                                                   =========  =======  =======
Earnings (loss) per common share--basic..........  $   (1.81) $  0.12  $  0.59
Earnings (loss) per common share--assuming
 dilution........................................  $   (1.81) $  0.12  $  0.57

  All options to purchase common stock, as described below, were excluded from the 1999 EPS calculation because they were anti-dilutive. Options to purchase 4,726,975 and 401,676 shares of common stock at $28.43 to $36.13 per share and $24.21 to $32.25 per share, were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares or the effect was anti-dilutive. The shares of common stock from the assumed conversion of the 7% convertible subordinated notes and the 5 5/8% convertible subordinated notes (see Note 10) were not included in the computation of diluted EPS for any period because the effect was anti-dilutive.

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands, except per share data)


 Stock-based compensation plans

  The company's stock-based compensation plans are described below.

  1994 plan. The 1994 Equity Compensation Plan provides for awards of nonqualified stock options to purchase common stock and other rights to purchase shares of common stock to certain employees, directors, consultants and facility medical directors.

  There are 4,935,874 shares of common stock reserved for issuance under the 1994 plan. Original options granted generally vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that certain performance criteria are met. In April 1996, the vesting schedule was changed for new options granted so that options vest over four years from the date of grant. The exercise price of each option equals the market price of our stock on the date of grant, and an option's maximum term is ten years. In December 1999, the plan was amended so that no further grants may be made under this plan.

  Purchase rights to acquire 1,314,450 common shares for $0.90-$3.60 per share have been awarded to certain employees under the 1994 plan. All of these rights were exercised and the company received notes for the uncollected portion of the purchase proceeds. These notes bear interest at the lesser of The Bank of New York's prime rate or 8%, are full recourse to the employees, and are secured by the employees' stock. The notes are repayable four years from the date of issuance, subject to certain prepayment requirements. At December 31, 1999 and 1998 the outstanding notes plus accrued interest totaled $192 and $356, respectively.

  1995 plan. The 1995 Equity Compensation Plan provides awards of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. There are 1,247,709 common shares reserved for issuance under the 1995 plan. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years, subject to certain restrictions. Awards are generally issued with the exercise prices equal to the market price of the stock on the date of grant. In December 1999, the plan was amended so that no further grants may be made under this plan.

  1997 plan. The 1997 Equity Compensation Plan provides awards of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. In February 1998, the shares reserved for issuance under the 1997 plan were increased to 7,166,667 common shares. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years. Awards are generally issued with the exercise prices equal to the market price of the stock on the date of grant.

  1999 plans. The 1999 Equity Compensation Plan provides awards of stock options to employees, directors and other individuals providing services. There are 3,000,000 common shares reserved for issuance under this plan. Options granted under this plan generally vest over four years from the date of grant and an option's maximum term is seven years, subject to certain restrictions. Awards under this plan are generally issued with the exercise prices equal to the market price of the stock on the date of grant. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides awards of stock options to employees other than executive officers and to other individuals providing services. There are 1,267,500 common shares reserved for issuance under this plan. Options granted under this plan generally vest over four years from the date of grant, subject to certain restrictions. Awards under this plan are generally issued with the exercise prices equal to the market price of the stock on the date of grant.

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for 1999, 1998, and 1997, respectively: dividend yield of 0% for all periods; weighted average expected volatility of 50.01%, 33.98% and 35.12%; risk-free interest rates of 5.63%, 5.51% and 6.40% and expected lives of six years for all periods.

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands, except per share data)


  Stock options issued under these plans to non-employees at fair value and those issued to employees with intrinsic value generated stock option expense of $1,116, $3,585, and $3,541 for the years ended December 31, 1999, 1998, and
1997, respectively.

  A combined summary of the status of the plans is presented below:

                                            Year ended December 31,
                          --------------------------------------------------------------
                                 1999                 1998                 1997
                          -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted
                                      Average              Average              Average
                                      Exercise             Exercise             Exercise
                           Options     Price    Options     Price    Options     Price
                          ----------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of period .............  10,047,784   $24.15   5,039,838   $16.01   3,118,394   $13.82
Granted ................   4,575,000     9.35   5,570,567    31.10   3,931,080    19.74
Exercised ..............     (82,320)     .99    (254,220)    9.48    (275,620)    3.96
Forfeited ..............  (4,331,881)   28.64    (308,401)   28.25  (1,734,016)   22.46
                          ----------   ------  ----------   ------  ----------   ------
Outstanding at end of
 year ..................  10,208,583   $15.80  10,047,784   $24.15   5,039,838   $16.01
                          ==========   ======  ==========   ======  ==========   ======
Options exercisable at
 year end ..............   3,841,397            1,959,913              797,474
                          ==========           ==========           ==========
Weighted-average fair
 value of options
 granted during the year
 .......................               $12.74               $13.67               $ 9.15
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

  Effective September 20, 1999 1,750,000 options with exercise prices greater than $30 per share were forfeited for the right to participate in a retention bonus program. Retention compensation expense of $2.6 million was recognized in 1999, and no replacement options were awarded as of December 31, 1999.

  The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                         Options                    Options
                                       Outstanding                Exercisable
                                     ----------------          ------------------
                                                      Weighted           Weighted
                                     Weighted Average Average            Average
                                        Remaining     Exercise           Exercise
Range of Exercise Prices   Options   Contractual Life  Price    Options   Price
------------------------  ---------- ---------------- -------- --------- --------
$ 0.01-$ 5.00...........     718,522       4.8         $ 1.17    718,522  $ 1.17
$ 5.01-$10.00...........   3,583,545       9.3           8.47    344,045    8.48
$10.01-$15.00...........     467,612       9.2          13.86     11,112   11.70
$15.01-$20.00...........   3,324,477       6.7          18.65  2,015,943   18.61
$20.01-$25.00...........     400,058       8.1          22.63    149,012   22.12
$25.01-$30.00...........     433,866       8.0          26.40    181,512   26.42
$30.01-$35.00...........   1,278,503       8.5          32.09    420,751   32.05
$35.01-$40.00...........       2,000       8.3          35.81        500   35.82
                          ----------       ---         ------  ---------  ------
                          10,208,583       7.9         $15.80  3,841,397  $16.40
                          ==========       ===         ======  =========  ======

  Special Purpose Option Plan (RTC Plans). Upon consummation of the merger with RTC, all outstanding options under RTC plans were converted to Total Renal Care Holdings Inc. Special Purpose Option Plan options. This plan provides for awards of incentive and nonqualified stock options in exchange for outstanding RTC stock plan options. Options under this plan have the same provisions and terms provided for in the RTC stock plan,

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands, except per share data)

including acceleration provisions upon certain sale of assets, mergers and consolidations. On the merger date, there was a conversion of 2,156,426 options. Further, options for 1,305,738 shares became fully vested due to change in control acceleration vesting provisions that were contained in the original grants. Options for 1,662,356 shares were exercised subsequent to the merger date. In December 1999, the plan was amended so that no further grants may be made under this plan.

  During 1997, RTC granted 1,182,543 incentive stock options to certain directors, officers and employees. These options were granted at an exercise price equal to the fair market value of RTC's common stock on the dates of the grants and vest in two to five years. During 1997, RTC also granted 26,700 options to acquisition consultants for covenants not to compete. These options were granted at a price equal to the fair market values of RTC's common stock on the date of the grant and were valued at $235.

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1997: dividend yield of 0%; weighted average expected volatility of 43%; risk free interest rate of 6.55%; and an expected life of 4.29 years.

  A summary of the status of the RTC plans as of and for the years ended December 31, 1999, 1998 and 1997, is presented below:

                                          Year ended December 31,
                          -----------------------------------------------------------
                                1999                1998                 1997
                          ------------------ -------------------- -------------------
                                    Weighted             Weighted            Weighted
                                    Average              Average             Average
                                    Exercise             Exercise            Exercise
                          Options    Price    Options     Price    Options    Price
                          --------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of period .............   367,633   $15.66   3,285,192   $13.20  2,293,483   $11.09
Granted ................                                          1,182,543    16.84
Exercised ..............    (2,403)    9.31  (2,901,218)   12.88   (171,830)    7.60
Forfeited ..............  (151,968)   16.24     (16,341)   15.45    (19,004)   13.09
                          --------   ------  ----------   ------  ---------   ------
Outstanding at end of
 year ..................   213,262   $15.32     367,633   $15.66  3,285,192   $13.33
                          ========   ======  ==========   ======  =========   ======
Options exercisable at
 year end ..............   163,278              248,958           1,785,169
                          ========           ==========           =========
Weighted-average fair
 value of options
 granted during the year
 .......................                                                      $ 9.70
                                                                              ======

  The following table summarizes information about RTC fixed stock options outstanding at December 31, 1999:

                                                                   Options
                                  Options Outstanding            Exercisable
                                  -------------------          ----------------
                                           Weighted
                                            Average   Weighted         Weighted
                                           Remaining  Average          Average
                                          Contractual Exercise         Exercise
Range of Exercise Prices          Options    Life      Price   Options  Price
------------------------          ------- ----------- -------- ------- --------
5.01-15.00.......................  24,564     5.1      $ 8.58   24,564  $ 8.58
15.01-20.00...................... 188,698     7.1       16.20  138,714   16.24
                                  -------     ---      ------  -------  ------
                                  213,262     6.9      $15.32  163,278  $15.09
                                  =======     ===      ======  =======  ======

  Stock purchase plan. The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of common stock during each calendar year. The amounts used to purchase stock are typically accumulated through payroll withholdings and through an optional lump sum payment made in advance of the first day of the plan. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands, except per share data)

day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Each purchase right period begins on January 1 or July 1, as elected by the employee and ends on December 31. Payroll withholdings related to the plan, included in accrued employee compensation and benefits, were $1,937 and $1,892 at December 31, 1999 and 1998, respectively. Subsequent to December 31, 1999, and December 31, 1998, 77,106 and 49,060 shares, respectively were issued to satisfy obligations under the plan.

  The fair value of the employees' purchase rights were estimated on the beginning date of the purchase right period using the Black-Scholes model with the following assumptions for grants on July 1, 1998, January 1, 1998, July 1, 1997, and January 1, 1997, respectively: dividend yield of 0% for all periods; expected volatility of 42.10% in 1998 and 34.23% in 1997; risk-free interest rate of 5.5%, 5.7%, 6.8% and 6.8%; and expected lives of 0.5 and 1.0 years. Using these assumptions, the weighted-average fair value of purchase rights granted were $6.24, $7.84, $11.17, and $15.31, respectively.

  The fair value of the 1999 purchase right periods were not estimated at December 31, 1999 because of the employees' ability to withdraw from participation through December 31.

  Pro forma net income and earnings per share. The company applied APB Opinion No. 25 and related interpretations in accounting for all of our employee stock compensation plans. Had compensation cost for our stock-based compensation plans been determined consistent with SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Year ended December 31,
                                                 -----------------------------
                                                    1999       1998     1997
                                                 ----------  --------  -------
                                                  (in thousands, except per
                                                           share)
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle...................................... $(162,472)  $  4,004  $33,779
  Extraordinary loss............................              (12,744)
  Cumulative effect of change in accounting
   principle ...................................               (6,896)
                                                 ----------  --------  -------
  Net income (loss) ............................ $(162,472)  $(15,636) $33,779
                                                 ==========  ========  =======
Earnings (loss) per common share
  Income (loss) before extraordinary item....... $   (2.00)  $   0.04  $  0.44
  Extraordinary loss............................                (0.16)
  Cumulative effect of change in accounting
   principle....................................                (0.08)
                                                 ----------  --------  -------
  Net income (loss)............................. $   (2.00)  $  (0.20) $  0.42
                                                 ==========  ========  =======
Weighted average number of common shares and
 equivalents outstanding........................     81,152    80,143   77,524
                                                 ==========  ========  =======
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item....... $    (2.00) $   0.05  $  0.43
  Extraordinary loss............................                (0.16)
  Cumulative effect of change in accounting
   principle....................................                (0.08)
                                                 ----------  --------  -------
  Net income (loss)............................. $   (2.00)  $  (0.19) $  0.41
                                                 ==========  ========  =======
Weighted average number of common shares and
 equivalents outstanding--assuming dilution.....     81,152    81,076   78,982
                                                 ==========  ========  =======

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)

13. Transactions with related parties

 Tenet

  Tenet Healthcare Corporation, or Tenet, owns less than 5% of our common stock and the company provide dialysis services to Tenet hospital patients under agreements with terms of one to three years. The contract terms are comparable to contracts with unrelated third parties. Included in accounts receivable are amounts related to these services of $1,211 and $350 at December 31, 1999 and 1998, respectively. Net operating revenues received from Tenet for these services were $7,037, $2,424, and $2,640, for 1999, 1998 and 1997, respectively.

 DLJ

  A managing director of Donaldson, Lufkin & Jenrette, or DLJ, serves on the company's board of directors and, prior to August 1997, an affiliate of DLJ held an ownership interest in the company. Effective with the August 1997 public offering of common stock, DLJ and its affiliates no longer own an interest in the Company. During 1998, DLJ advised the company on the acquisition of RTC and assisted us in the issuance of the 7% notes.

  The company has entered into a business arrangement with DLJ under which the company will manage third-party dialysis facilities with options to acquire the facilities at future dates, and has guaranteed third-party debt of approximately $11 million as of December 31, 1999.

14. Employee benefit plan

  The company has a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute from 1% to 15% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The company may make a contribution under the plan each fiscal year as determined by our board of directors. Company matched contributions were $76 and $58 for the years ended December 31, 1999 and 1998, in accordance with specific state requirements.

  RTC had a defined contribution savings plan covering substantially all of its employees. RTC's contributions under the plan were approximately $641 and $1,069 for years ended December 31, 1998 and 1997, respectively. Effective July 1, 1998, the plan was terminated and merged into TRCH's plan.

15. Contingencies

  Health care providers' revenues may be subject to adjustment as a result of
1) the examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; 2) different interpretations of government regulations by different fiscal intermediaries; 3) differing opinions regarding a patient's medical diagnosis or the medical necessity or services provided; and 4) retroactive implications or interpretations of governmental requirements.

  The company's Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims for Medicare reimbursement. The carrier has issued formal overpayment determinations in the amount of $5,600 for the period from January 1, 1995 to April 1996 and $14,200 for the period from May 1996 to March 1998. The carrier has also suspended all payments of claims related to this laboratory, regardless of when the laboratory performed the tests. The carrier has requested additional billing records with respect to the time period April 1998 to August 1999. The cumulative amount withheld was approximately $30,000 as of December 31, 1999.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  The company is disputing the overpayment determinations and has provided supporting documentation of its claims. The company has initiated the process of a formal review of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision regarding the initial review period upholding the overpayment determination of $5,600. The company has filed an appeal to a federal administrative law judge. No provisions or allowances have been recorded for this matter. Any determination adverse to the company could have an adverse impact on the company's business, results of operations or financial condition.

  Following the announcement on February 18, 1999 of the company's preliminary results for the fourth quarter of 1998 and the full year then ended, several class action lawsuits were filed against the company and several of its officers in the U.S. District Court for the Central District of California. The lawsuits have been consolidated into a single action. The consolidated complaint alleges violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999 and seeks unspecified monetary damages. The primary allegations of this complaint are that the company booked revenues at inflated amounts, failed to disclose that a material portion of our accounts receivable were uncollectible, reported excessive non-Medicare revenues, billed for treatments that were never provided, failed to disclose accurately the basis for the suspension of payments to the company's Florida-based laboratory subsidiary on Medicare claims, accounted for goodwill to overstate income, and manipulated the value of intangible assets. On January 24, 2000, all defendants responded to this complaint by filing a motion to dismiss. The motion is set to be heard on June 5, 2000, and all discovery is stayed pending the court's hearing and decision on the motion. Management believes that all of the claims are without merit. It is anticipated that the attorneys' fees and related costs of defending these lawsuits will be covered primarily under insurance policies. Any determination adverse to the company could have an adverse impact on the company's business, results of operations or financial condition.

  In addition, TRCH is subject to claims and suits in the ordinary course of business for which the company is believed to be covered by insurance. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the company's financial condition, results of operations or cash flows.

16. Merger and acquisitions

 Merger

  .  Renal Treatment Centers

  On February 27, 1998 TRCH merger with Renal Treatment Centers, Inc., or RTC. In connection with the merger, TRCH issued 34,565,729 shares of TRCH common stock in exchange for all of the outstanding shares of RTC common stock. In addition, TRCH guaranteed $125,000 of RTC's 5 5/8% convertible subordinated notes. In conjunction with this transaction, an additional 140,000 shares of common stock was authorized by the shareholders.

  The RTC merger transaction was accounted for as a pooling of interests and the TRCH consolidated financial statements have been restated to include the results of operations and account balances of RTC for all periods presented. There were no transactions between RTC and TRCH prior to the combination.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


  As a result of the merger, RTC's revolving credit agreement was terminated and the outstanding balance of approximately $297,228 was paid off through additional borrowings under our credit facilities. The remaining net unamortized deferred financing costs in the amount of $4,393, less tax of $1,580, related to RTC's revolving credit agreement were recognized as an extraordinary loss in 1998.

  Merger and related costs recorded during 1998 included transaction costs, integration costs, employee severance and other directly associated compensation expense.

  A summary of merger and related costs and accrual activity through December 31, 1999 is as follows:

                                                Severance
                                      Direct       and      Costs to
                                    transaction employment integrate
                                       costs      costs    operations  Total
                                    ----------- ---------- ---------- --------
   Initial expense.................  $ 21,580    $ 41,960   $ 15,895  $ 79,435
   Amounts utilized during 1998....   (22,885)    (37,401)   (13,137)  (73,423)
   Adjustment of estimates.........     1,305        (959)    (1,593)   (1,247)
                                     --------    --------   --------  --------
   Accrual, December 31, 1998......                 3,600      1,165     4,765
   Amounts utilized during 1999....                  (600)      (377)     (977)
                                     --------    --------   --------  --------
   Accrual, December 31, 1999......  $    --     $  3,000   $    788  $  3,788
                                     ========    ========   ========  ========

  Direct transaction costs consisted primarily of investment banking fees, legal and accounting costs and other costs, including the costs of consultants, printing and registration, which were incurred by both TRCH and RTC in connection with the merger.

  Severance and other compensation directly resulting from the merger included a constructive termination of preexisting employment contracts with RTC officers (approximately $6,500); severance payments to approximately 80 employees of RTC (approximately $1,600); exercise of RTC stock options by tendered shares (less than six months from exercise date) permitted under pre-existing terms of RTC stock option grants (approximately $16,000); and special merger bonuses awarded (approximately $16,300).

  Integration costs of the combined operations were principally associated with the elimination of redundant overhead functions and business processes. TRCH eliminated the following RTC departments: human resources, managed care, laboratory, and all finance functions, with the exception of patient accounting. The finance functions eliminated included payroll, financial reporting and analysis, budgeting, general ledger, accounts payable, and tax functions. The RTC human resources and managed care departments were discontinued in Berwyn, Pennsylvania and consolidated with our respective departments in our Torrance, California corporate offices. The finance functions, with the exception of patient accounting, were consolidated into our Tacoma, Washington business office. RTC's laboratory, located in Las Vegas, Nevada, was closed prior to its commencement of operation.

  Integration costs included termination of a long-term laboratory management service agreement (approximately $3,800), write-off of leasehold improvements and other capitalized costs associated with the RTC lab closures
(approximately $5,100), and incremental costs of integrating operations, including training and travel expenses (approximately $5,400).

  The remaining balance of severance and employment costs represents tax gross-up payments and the remaining balance of costs to integrate operations represents remaining lease payments on RTC's vacant laboratory lease space.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


 Acquisitions

  The following is a summary of acquisitions that were accounted for as purchases for 1999, 1998 and 1997.

                                                     Year ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
   Number of facilities acquired...................       45       76      119
   Number of common shares issued..................            98,549   17,613
   Estimated fair value of common shares issued....          $  2,796 $    273
   Deferred purchase payments and acquisition
    obligations.................................... $ 12,737   15,233
   Cash paid, net of cash acquired.................  154,226  338,164  455,090
                                                    -------- -------- --------
   Aggregate purchase price........................ $166,963 $356,193 $455,363
                                                    ======== ======== ========

  The assets and liabilities of the acquired entities in the preceding table were recorded at their estimated fair market values at the dates of acquisition. The results of operations of the facilities and laboratories have been included in the financial statements from their effective acquisition dates. The nearest month-end has been used as the effective date for recording acquisitions that close during the month because there were no partial month accounting cutoffs and partial month results associated with these acquisitions would not have a material impact on consolidated operating results. The company acquired all of its foreign operations and several domestic operations through purchases of capital stock. Any settlement with tax authorities relating to pre-acquisition income tax liabilities will result in an adjustment to goodwill attributable to that acquisition.

  The initial allocations of fair value are based upon available information for the acquired businesses and are finalized when the contingent acquisition amounts are determined. The final allocations are not expected to differ materially from the initial allocations. Allocations were as follows:

                                                    Year ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Identified intangibles......................... $ 18,061  $ 39,992  $ 87,498
   Goodwill.......................................  140,111   315,655   366,121
   Tangible assets................................   20,359    30,650    47,053
   Liabilities assumed............................  (11,568)  (30,104)  (45,309)
                                                   --------  --------  --------
     Total purchase price......................... $166,963  $356,193  $455,363
                                                   ========  ========  ========

                        TOTAL RENAL CARE HOLDINGS, INC.

               (dollars in thousands, except per share amounts)


  The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

                                                Year ended December 31,
                                           -----------------------------------
                                              1999         1998        1997
                                           (unaudited)  (unaudited) (unaudited)
                                           -----------  ----------  ----------
Net revenues.............................  $1,472,396   $1,285,546   $840,211
Net income (loss) before extraordinary
 item and cumulative effect of change in
 accounting principle....................  $ (145,049)  $   15,587   $ 54,964
Net income (loss)........................    (145,049)      (4,053)    54,964
Pro forma net income (loss) per share
 before extraordinary item and cumulative
 effect of change in accounting
 principle...............................  $    (1.79)  $     0.19   $   0.66
Pro forma net income (loss) per share
 before extraordinary item and cumulative
 effect of change in accounting
 principle--assuming dilution............  $    (1.79)  $     0.19   $   0.66
Pro forma net income (loss) per share....       (1.79)       (0.05)      0.64
Pro forma net income (loss) per share--
 assuming dilution.......................       (1.79)       (0.05)      0.64

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

17. Fair value of financial instruments

  Financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, and other accrued liabilities. These balances, as presented in the financial statements at December 31, 1999, approximate their fair value. Borrowings under credit facilities, of which $959,610 was outstanding as of December 31, 1999, reflect fair value as they are subject to fees and rates competitively determined in the marketplace. The fair value of the 7% convertible subordinated notes and the RTC 5 5/8% convertible subordinated notes were approximately $230,000, and $77,000 at December 31, 1999. The fair value of the interest rate swap agreements is based on the present value of expected future cash flows from the agreements and was in a net receivable position of $17,393 at December 31, 1999.

                        TOTAL RENAL CARE HOLDINGS, INC.

                             (dollars in thousands)


18. Supplemental cash flow information

  The table below provides supplemental cash flow information:

                                                      Year ended December 31,
                                                      ------------------------
                                                        1999    1998    1997
                                                      -------- ------- -------
   Cash paid for:
     Income taxes.................................... $ 32,324 $13,676 $37,402
     Interest........................................  102,125  66,409  25,039
   Non cash investing and financing activities:
     Estimated value of stock and options issued in
      acquisitions...................................            2,796     273
     Fixed assets acquired under capital lease
      obligations....................................    3,405     583     829
     Contribution to partnerships....................    2,195   2,592   2,318
     Issuance of common stock in connection with
      earnout note...................................                    5,148
     Grant of stock options in connection with
      covenant not to compete........................                      235

                        TOTAL RENAL CARE HOLDINGS, INC.

                (dollars in thousands, except per share amounts)


19. Selected quarterly financial data (unaudited)

  Summary unaudited quarterly financial data for 1999 and 1998 is as follows:

                          March 31, June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                            1999      1999        1999          1999       1998       1998        1998          1998
                          --------- --------  ------------- ------------ ---------  --------  ------------- ------------
Net operating revenues..  $352,244  $352,819    $367,168     $ 373,120   $257,833   $288,350    $318,585      $338,970
Operating income
 (loss).................    62,128    (6,353)     35,107      (154,864)  (33,016)     55,575      66,684        45,520
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    23,207   (22,059)      2,259      (150,664)   (47,959)    16,841      28,058        13,252
Net income (loss).......    23,207   (22,059)      2,259      (150,664)   (57,667)     6,909      28,058        13,252

Income (loss) per common
 share:
 Income (loss) before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............  $   0.29  $  (0.27)   $   0.03     $   (1.86)  $  (0.61)  $   0.21    $   0.35      $   0.16
 Extraordinary loss.....                                                    (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle.............                                                    (0.09)
                          --------  --------    --------     ---------   --------   --------    --------      --------
 Net income (loss) per
  share.................  $   0.29  $  (0.27)   $   0.03     $   (1.86)  $  (0.73)  $   0.09    $   0.35      $   0.16
                          ========  ========    ========     =========   ========   ========    ========      ========
Income (loss) per common
 share--assuming
 dilution:
 Income (loss) before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............  $   0.28  $  (0.27)   $   0.03     $   (1.86)  $  (0.61)  $   0.20    $   0.33      $   0.16
 Extraordinary loss.....                                                    (0.03)     (0.12)
 Cumulative effect of
  change in accounting
  principle.............                                                    (0.09)
                          --------  --------    --------     ---------   --------   --------    --------      --------
 Net income (loss) per
  share.................  $   0.28  $  (0.27)   $   0.03     $   (1.86)  $  (0.73)  $   0.08    $   0.33      $   0.16
                          ========  ========    ========     =========   ========   ========    ========      ========

  Certain reclassifications have been made to conform with the 1999 year-end presentation.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 29, 2000.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                    /s/ Kent J. Thiry
                                          By: _________________________________
                                                       Kent J. Thiry
                                                Chairman and Chief Executive
                                                          Officer

  KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry and Steven J. Udicious, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

               Signature                          Title                 Date
               ---------                          -----                 ----

          /s/ Kent J. Thiry             Chairman and Chief         March 29, 2000
 ______________________________________  Executive Officer
             Kent J. Thiry               (Principal Executive
                                         Officer)

        /s/ Richard K. Whitney          Chief Financial Officer    March 29, 2000
 ______________________________________  (Principal Financial
           Richard K. Whitney            Officer)

        /s/ John J. McDonough           Vice President and Chief   March 29, 2000
 ______________________________________  Accounting Officer
           John J. McDonough             (Principal Accounting
                                         Officer)

         /s/ Maris Andersons            Director                   March 29, 2000
 ______________________________________
            Maris Andersons

       /s/ Richard B. Fontaine          Director                   March 29, 2000
 ______________________________________
          Richard B. Fontaine

         /s/ Peter T. Grauer            Director                   March 29, 2000
 ______________________________________
            Peter T. Grauer

      /s/ C. Raymond Larkin, Jr.        Director                   March 29, 2000
 ______________________________________
         C. Raymond Larkin, Jr.

         /s/ Shaul G. Massry            Director                   March 29, 2000
 ______________________________________
            Shaul G. Massry

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Total Renal Care Holdings, Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 22, 2000, appearing on page F-1 of this Annual Report on Form 10-K also included audits of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K for the years ended December 31, 1999, 1998 and 1997. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company is not in compliance with certain debt covenants which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Seattle, Washington
March 22, 2000

                        TOTAL RENAL CARE HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                                     ----------------------
                          Balance at  Amounts   Balances of             Balance
                          beginning  charged to  companies    Amounts   at end
      Description          of year     income    acquired   written off of year
      -----------         ---------- ---------- ----------- ----------- -------
                                             (in thousands)
Allowance for
 uncollectible accounts:
  Year ended December
   31, 1997.............   $15,765    $ 28,899    $2,962     $ 16,931   $30,695
  Year ended December
   31, 1998.............    30,695      44,858       679       14,384    61,848
  Year ended December
   31, 1999.............    61,848     133,253       --       127,786    67,315

                                 EXHIBIT INDEX

 Exhibit                                                                  Page
 Number                           Description                            Number
 -------                          -----------                            ------
  3.1    Amended and Restated Certificate of Incorporation of TRCH,
          dated December 4, 1995.(1)

  3.2    Certificate of Amendment of Certificate of Incorporation of
          TRCH, dated February 26, 1998.(2)

  3.3    Bylaws of TRCH, dated October 6, 1995.(3)

  4.1 Shareholders Agreement, dated August 11, 1994, between DLJMBP and affiliates, NME Properties, Continental Bank, as voting trustee, and TRCH.(4)

  4.2    Agreement and Amendment, dated as of June 30, 1995, between
          DLJMBP and affiliates, Tenet, TRCH, Victor M.G. Chaltiel, the Putnam Purchasers, the Crescent Purchasers and the Harvard Purchasers, relating to the Shareholders Agreement dated as of August 11, 1994.(4)

  4.3 Indenture, dated June 12, 1996 by RTC to PNC Bank including form of RTC Note.(5)

  4.4 First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

  4.5 Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

  4.6    Indenture, dated as of November 18, 1998, between TRCH and
          United States Trust Company of New York, as trustee, and
          Form of Note.(6)

  4.7 Registration Rights Agreement, dated as of November 18, 1998, between TRCH and DLJ, BNY Capital Markets, Inc., Credit
          Suisse First Boston Corporation and Warburg Dillon Read LLC, as the initial purchasers.(6)

  4.8    Purchase Agreement, dated as of November 12, 1998, between
          TRCH and the initial purchasers.(6)

 10.1 Noncompetition Agreement, dated August 11, 1994, between TRCH and Tenet.(4)

 10.2 Employment Agreement, dated as of August 11, 1994, by and between TRCH and Victor M.G. Chaltiel (with forms of
          Promissory Note and Pledge and Stock Subscription Agreement attached as exhibits thereto).(4)*

 10.3 Amendment to Mr. Chaltiel's employment agreement, dated as of August 11, 1994.(4)*

 10.4 Second Amendment to Mr. Chaltiel's employment agreement, dated as of March 2, 1998.(7)*

 10.5 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(8)*

 10.6 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Leonard W. Frie.(8)*

 10.7 Employment Agreement, dated as of March 2, 1998, by and between TRCH and John E. King.(8)*

 10.8 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Stan M. Lindenfeld.(8)*

 10.9    Amendment to Dr. Lindenfeld's employment agreement, dated
          September 1, 1998.(7)*

 10.10 Employment Agreement, dated as of May 6, 1999, by and between TRCH and George DeHuff.(9)*

 10.11 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(10)*

 Exhibit                                                                  Page
 Number                           Description                            Number
 -------                          -----------                            ------

 10.12 Employment Agreement, dated as of March 1, 1998, by and between TRCH and John J. McDonough.[X]*

 10.13 Agreement, dated as of October 6, 1999, by and between TRCH and Victor M.G. Chaltiel.(10)*

 10.14 Agreement, dated as of October 18, 1999, by and between TRCH and John E. King.(10)*

 10.15 Consulting Agreement, dated as of October 1, 1998, by and between Total Renal Care, Inc. and Shaul G. Massry,
          M.D.(10)*

 10.16   Second Amended and Restated 1994 Equity Compensation Plan.[X]*

 10.17   Form of Stock Subscription Agreement relating to the 1994
          Equity Compensation Plan.(4)*

 10.18   Form of Promissory Note and Pledge Agreement relating to the
          1994 Equity Compensation Plan.(4)*

 10.19   Form of Purchased Shares Award Agreement relating to the 1994
          Equity Compensation Plan.(4)*

 10.20   Form of Nonqualified Stock Option relating to the 1994 Equity
          Compensation Plan.(4)*

 10.21   First Amended and Restated 1995 Equity Compensation Plan.[X]*

 10.22   Employee Stock Purchase Plan, 1999 Amendment and
          Restatement.[X]*

 10.23   Option Exercise and Bonus Agreement, dated as of September
          18, 1995 between TRCH and Victor M.G. Chaltiel.(3)*

 10.24   First Amended and Restated 1997 Equity Compensation Plan.[X]*

 10.25   First Amended and Restated Special Purpose Option Plan.[X]*

 10.26   1999 Equity Compensation Plan.(11)

 10.27   Amended and Restated Revolving Credit Agreement, dated as of
          April 30, 1998, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent,
          First Union National Bank, as Documentation Agent, and The
          Bank of New York, as Administrative Agent.(12)

 10.28   Amendment No. 1 and Consent No. 1, dated as of August 5,
          1998, to the Revolving Credit Agreement.(7)

 10.29   Amendment No. 2, dated as of November 12, 1998, to the
          Revolving Credit Agreement.(7)

 10.30 Amendment No. 3 and Waiver, dated as of August 9, 1999, to and under the Revolving Credit Agreement.(9)

 10.31 Amendment No. 4 and Waiver, dated as of November 8, 1999, to and under the Revolving Credit Agreement.(10)

 10.32 Amendment No. 5 and Consent, dated as of February 22, 2000, to and under the Revolving Credit Agreement.[X]

 10.33   Amended and Restated Term Loan Agreement, dated as of April
          30, 1998, by and among TRCH, the lenders party thereto, DLJ
          Capital Funding, Inc., as Syndication Agent, First Union
          National Bank, as Documentation Agent, and The Bank of New
          York, as Administrative Agent.(12)

 10.34   First Amendment, dated as of August 5, 1998, to the Term Loan
          Agreement.(13)

 10.35   Limited Waiver and Second Amendment, dated as of August 9,
          1999, to the Term Loan Agreement.(9)

 Exhibit                                                                  Page
 Number                           Description                            Number
 -------                          -----------                            ------


 10.36   Limited Waiver and Third Amendment, dated as of November 8,
          1999, to the Term Loan Agreement.(10)

 10.37   Subsidiary Guaranty dated as of October 24, 1997 by Total
          Renal Care, Inc., TRC West, Inc. and Total Renal Care
          Acquisition Corp. in favor of and for the benefit of The
          Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan
          Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers (as defined therein).(14)

 10.38 Borrower Pledge Agreement dated as of October 24, 1997 and entered into by and between the Company, and The Bank of New
          York, as Collateral Agent, the lenders to the Revolving
          Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging
          Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers (as defined therein).(14)

 10.39   Amendment to Borrower Pledge Agreement, dated February 27,
          1998, executed by TRCH in favor of The Bank of New York, as Collateral Agent.(7)

 10.40   Form of Subsidiary Pledge Agreement dated as of October 24,
          1997 by Total Renal Care, Inc., TRC West, Inc. and Total
          Renal Care Acquisition Corp., and The Bank of New York, as
          Collateral Agent, the lenders to the Revolving Credit
          Agreement, the lenders to the Term Loan Agreement, the Term
          Agent (as defined therein), the Acknowledging Interest Rate
          Exchangers (as defined therein) and the Acknowledging
          Currency Exchangers (as defined therein).(14)

 10.41 Subsidiary Pledge Agreement, dated as of February 27, 1998, by RTC and The Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers
          (as defined therein).(7)

 10.42   Form of First Amendment to Borrower/Subsidiary Pledge
          Agreement, dated April 30, 1998, by and among TRCH, RTC, TRC and The Bank of New York, as Collateral Agent.(12)

 10.43   Form of Acknowledgement and Confirmation, dated April 30,
          1998, by TRCH, RTC, TRC West, Inc., Total Renal Care, Inc.,
          Total Renal Care Acquisition Corp., Renal Treatment
          Centers--Mid-Atlantic, Inc., Renal Treatment Centers--
          Northeast, Inc., Renal Treatment Centers--California, Inc.,
          Renal Treatment Centers--West, Inc., and Renal Treatment
          Centers--Southeast, Inc. for the benefit of The Bank of New
          York, as Collateral Agent and the lenders party to the Term
          Loan Agreement or the Revolving Credit Agreement.(12)

 10.44   First Amendment to the Subsidiary Guaranty dated February 17,
          1998.(2)

 10.45 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

 12.1    Statement re Computation of Ratios of Earnings to Fixed
          Charges.[X]

 21.1    List of our subsidiaries.[X]

 23.1    Consent of PricewaterhouseCoopers LLP.[X]

 24.1    Powers of Attorney with respect to TRCH (included on page II-
          1).

 27.1    Financial Data Schedule.[X]

--------
  [X] Included in this filing.

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

 (5) Filed as an exhibit to RTC's Form 10-Q for the quarter ended June 30, 1996.

 (6) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).

 (7) Filed on March 31, 1999 as an exhibit to our Form 10-K for the year ended December 31, 1998.

 (8) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.

 (9) Filed on August 16, 1999 as an exhibit to our Form 10-Q for the quarter ended June 30, 1999.

(10) Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.

(11) Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).

(12) Filed on May 18, 1998 as an exhibit to Amendment No. 1 to our annual report for the year ended December 31, 1997 on Form 10-K/A.

(13) Filed on October 8, 1999 as an exhibit to our Form 10-K/A (Amendment No.
     1) for the year ended December 31, 1998.

(14) Filed on December 19, 1997 as an exhibit to our Current Report on Form 8-
     K.