Form 10-Q
period 2000-03-31
TOTAL RENAL CARE HOLDINGS INC
filed 2000-05-12
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended MARCH 31, 2000

                        Commission File Number: 1-4034



                        TOTAL RENAL CARE HOLDINGS, INC.



                       21250 Hawthorne Blvd., Suite 800
                        Torrance, California 90503-5517
                          Telephone # (310) 792-2600



        Delaware                            51-0354549
(State of incorporation)                 (I.R.S. Employer
                                       Identification No.)



   The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

   As of May 1, 2000, there were 81,455,148 shares of common stock (par value $0.001) issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     INDEX

                                                                          Page No.
                                                                          --------

                         PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 2000 and December
          31, 1999.......................................................    1

         Consolidated Statements of Income and Comprehensive Income for
          the three months ended March 31, 2000 and March 31, 1999.......    2

         Consolidated Statements of Cash Flows for the three months ended
          March 31, 2000 and March 31, 1999..............................    3

         Notes to Condensed Consolidated Financial Statements............    4

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    8

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......   11

 Risk Factors.............................................................  11

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................  17

 Item 6. Exhibits and Reports on Form 8-K..................................  17

 Signatures................................................................. 18

--------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)

                                                       March 31,   December 31,
                                                          2000         1999
                                                       ----------  ------------
                        ASSETS
                        ------

Cash and cash equivalents............................. $  150,377   $  107,981
Accounts receivable, less allowance of $70,489 and
 $67,315..............................................    366,100      390,329
Inventories...........................................     24,665       32,916
Other current assets..................................     36,734       32,082
Income tax receivable.................................     19,667       45,645
Deferred income taxes.................................     46,958       45,795
                                                       ----------   ----------
    Total current assets..............................    644,501      654,748
Property and equipment, net...........................    284,693      285,449
Intangible assets, net................................  1,045,457    1,069,672
Investments in third-party dialysis businesses........     37,350       35,552
Deferred taxes........................................      5,234        6,553
Other long-term assets................................      2,751        4,744
                                                       ----------   ----------
                                                       $2,019,986   $2,056,718
                                                       ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Accounts payable...................................... $   99,445   $  121,561
Accrued compensation and benefits.....................     47,386       47,647
Other liabilities.....................................     75,140       77,141
Current portion of long-term debt.....................     23,904       26,585
Long-term debt potentially callable under covenant
 provisions...........................................  1,413,737    1,425,610
                                                       ----------   ----------
    Total current liabilities.........................  1,659,612    1,698,544
Long-term debt, less $1,413,737 and $1,425,610
 potentially callable classified as current...........      5,027        5,696
Other long-term liabilities...........................      3,289        3,497
Minority interests....................................     20,852       22,577
Shareholders' equity
  Preferred stock ($0.001 par value; 5,000,000 shares
   authorized; none issued or outstanding)............
  Common stock ($0.001 par value, 195,000,000 shares
   authorized; 81,398,088 and 81,193,011 shares issued
   and outstanding)...................................         81           81
  Additional paid-in capital..........................    426,944      426,025
  Notes receivable from shareholders..................       (156)        (192)
  Accumulated other comprehensive loss................     (4,718)      (4,718)
  Accumulated deficit.................................    (90,945)     (94,792)
                                                       ----------   ----------
    Total shareholders' equity........................    331,206      326,404
                                                       ----------   ----------
                                                       $2,019,986   $2,056,718
                                                       ==========   ==========

           See notes to condensed consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (dollars in thousands, except per share data)

                                Three months
                               ended March 31
                              ------------------
                                2000      1999
                              --------  --------
Net operating revenues......  $372,113  $352,244
Operating expenses
  Dialysis and lab
   facilities...............   259,298   229,640
  General and
   administrative...........    31,921    23,608
  Depreciation and
   amortization.............    27,718    26,390
  Provision for
   uncollectible accounts...    12,859    10,478
                              --------  --------
    Total operating
     expenses...............   331,796   290,116
                              --------  --------
Operating income............    40,317    62,128
Other income................     1,395     1,330
Debt expense................    33,165    23,303
Minority interests in income
 of consolidated
 subsidiaries...............      (998)   (2,318)
                              --------  --------
Income before income taxes..     7,549    37,837
Income tax expense..........     3,702    14,630
                              --------  --------
Net income..................  $  3,847  $ 23,207
                              ========  ========
Earnings per share..........  $    .05  $   0.29
                              ========  ========
Earnings per share--assuming
 dilution...................  $    .05  $   0.28
                              ========  ========
STATEMENTS OF COMPREHENSIVE
 INCOME
Net income..................  $  3,847  $ 23,207
  Foreign currency
   translation..............                (336)
                              --------  --------
Comprehensive income........  $  3,847  $ 22,871
                              ========  ========


           See notes to condensed consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                           Three months ended
                                                                March 31
                                                           -------------------
                                                             2000      1999
                                                           --------  ---------
Cash flows from operating activities
 Net income............................................... $  3,847  $  23,207
 Non-cash items included in net income:
  Depreciation and amortization...........................   27,718     26,390
  Deferred income taxes...................................      156      4,720
  Stock option expense and tax benefits...................       88       (436)
  Equity investment losses................................      396
  Minority interests in income of consolidated
   subsidiaries...........................................      998      2,318
                                                           --------  ---------
                                                             33,203     56,199
 Gain on sale of facility assets..........................   (2,107)
 Changes in operating assets and liabilities, net of
  acquisitions / divestitures:
  Accounts receivable.....................................   24,031    (24,988)
  Inventories.............................................    7,517     (3,790)
  Other current assets....................................   (4,541)    (1,216)
  Other long-term assets..................................    1,993     (2,615)
  Accounts payable........................................  (22,116)    27,143
  Accrued compensation and benefits.......................     (261)     2,228
  Other liabilities.......................................   (2,001)   (20,499)
  Income taxes............................................   25,978      8,929
  Other long-term liabilities.............................     (208)     1,008
                                                           --------  ---------
    Net cash provided by operating activities.............   61,488     42,399
                                                           --------  ---------
Cash flows from investing activities
 Additions of property and equipment, net.................  (16,677)   (38,638)
 Acquisitions and divestitures, net.......................   15,643    (76,881)
 Investments in affiliates, net...........................   (2,194)   (21,948)
                                                           --------  ---------
    Net cash used in investing activities.................   (3,228)  (137,467)
                                                           --------  ---------
Cash flows from financing activities
 Proceeds from bank credit facilities.....................             122,700
 Payments on bank credit facilities, net of foreign
  currency translation....................................  (15,223)   (38,200)
 Proceeds from other long-term borrowings.................               9,163
 Net proceeds from issuance of common stock...............      867      1,992
 Distributions to minority interests......................   (1,508)    (1,833)
                                                           --------  ---------
    Net cash provided (used) by financing activities......  (15,864)    93,822
Effect of exchange rate changes on cash...................                (336)
                                                           --------  ---------
Net increase (decrease) in cash...........................   42,396     (1,582)
Cash and cash equivalents at beginning of period..........  107,981     41,487
                                                           --------  ---------
Cash and cash equivalents at end of period................ $150,377  $  39,905
                                                           ========  =========

           See notes to condensed consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)

   Unless otherwise indicated in this Form 10-Q "we," "us," "our" and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

1. Condensed consolidated interim financial statements

   The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. These adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

2. Earnings per share

   The reconciliation of the numerators and denominators used to calculate earnings per share for all periods presented is as follows:

                                                            Three months
                                                           ended March 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net income...............................................  $ 3,847    $23,207
Interest, net of tax resulting from dilutive effect of
 convertible debt........................................               1,088
                                                          --------   --------
Income assuming dilution.................................  $ 3,847    $24,295
                                                          ========   ========
Applicable common shares:
Weighted average outstanding during the period...........   81,352     81,123
Reduction in shares in connection with notes receivable
 from employees..........................................      (37)       (21)
                                                          --------   --------
Weighted average number of shares outstanding for
 earnings per share......................................   81,315     81,102
Incremental shares from stock option plans...............      429        477
Incremental shares from convertible debt.................               4,879
                                                          --------   --------
Weighted average number of outstanding shares and
 incremental shares assumed to be outstanding for
 earnings per share--assuming dilution...................   81,744     86,458
                                                          ========   ========
Earnings per share.......................................  $  0.05    $  0.29
                                                          ========   ========
Earnings per share--assuming dilution....................  $  0.05    $  0.28
                                                          ========   ========

   Stock options with exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of earnings per share assuming dilution. The stock options not included in the computation totaled 10,428,517 and 8,119,446 shares at exercise prices ranging from $4.23 to $36.13 per share and $17.26 to $36.13 per share for the three months ended March 31, 2000 and 1999, respectively. Additionally, assumed conversions of the 7% convertible subordinated notes and the 5 5/8% convertible subordinated notes were anti-dilutive and therefore not included in the computation of earnings per share assuming dilution for the three months ended March 31, 2000. The 7% convertible subordinated notes were also anti-dilutive for the three months ended March 31, 1999.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


3. Debt Covenants

   As of December 31, 1999 and March 31, 2000, the Company was not in compliance with certain formula-based covenants in its credit facilities. If the lenders do not waive this failure to comply, a majority of the lenders could declare an event of default, which would allow the lenders to accelerate payment of all amounts due under the credit facilities. Additionally, this noncompliance results in higher interest costs, and the lenders may require additional concessions from the Company before giving a waiver. In the event of default under the credit facilities, the holders of the convertible subordinated notes could also declare the Company to be in default. The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if default were declared. As a result of this non-compliance, all debt outstanding under the credit facility and the convertible subordinated notes as of December 31, 1999 and March 31, 2000 that is potentially due within one year has been reclassified from long-term debt to a current classification. Under these conditions, the Company is currently unable to draw additional amounts under the credit facilities.

   The Company is currently in discussions with the lenders regarding obtaining a waiver of these violations or restructuring the credit facilities. Actions the Company has taken and is taking to ensure its ongoing ability to cover scheduled debt service include divestiture of operations outside the continental U.S., curtailment of new facility acquisitions and developments, improvements in billing and cash collections processes, increased management controls over expenditures, and evaluations of alternative capital sources, as well as pursuing debt restructuring with the current lenders. Prior to March 2000, the Company focused its attention primarily on those actions that would improve operating performance and cash flows, as well as filling key senior management positions. Given the progress made in these areas, the Company has now entered into more active discussions with its lenders for an acceptable restructuring arrangement. Management believes it is unlikely that an event of default will be declared because of the Company's substantial cash balance and because cash flows are expected to be sufficient to cover operating requirements and scheduled debt service through 2001.

   Long-term debt is comprised of the following:

                                                       March 31,   December 31,
                                                         2000          1999
                                                      -----------  ------------
   Credit facilities................................  $   947,737  $   959,610
   Convertible subordinated notes, 7%, due 2009.....      345,000      345,000
   Convertible subordinated notes, 5 5/8%, due
    2006............................................      125,000      125,000
   Acquisition obligations and other notes payable..       18,829       21,482
   Capital lease obligations........................        6,102        6,799
                                                      -----------  -----------
                                                        1,442,668    1,457,891
   Less current portion and long-term debt
    potentially callable under covenant provisions..   (1,437,641)  (1,452,195)
                                                      -----------  -----------
                                                      $     5,027  $     5,696
                                                      ===========  ===========

4. Valuation estimates

   During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental United States and recorded an impairment loss of $83,000 associated with the non-continental U.S. operations. Definitive agreements to sell substantially all of the Company's principal operations outside the continental U.S. were signed in January 2000, and more than 80% of the sales, in terms of proceeds and asset values, are currently expected to close by the third quarter of 2000. The sales are subject to required bank and regulatory approvals. Impairment and valuation losses were also recorded in the fourth quarter of 1999 for planned closures of facilities in the continental U.S. and for investments in third-party dialysis businesses.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)


   Our assessment of and estimates for impairment and valuation losses recorded as of December 31, 1999 remain unchanged at this time. The 1999 impairment loss of $83,000 recorded for our planned disposition of our operations outside the continental U.S. and valuation losses associated with investments in third-party dialysis businesses were based on estimates of final net sales values and net realizable values. The actual values may vary from these estimates. Additionally, not included in the 1999 impairment loss was a cumulative foreign currency translation loss of $4,700 included in the Statement of Comprehensive Income that cannot be recognized in the Consolidated Statement of Income until actually realized with the completion of the related divestitures. Operating results for the non-continental U.S. will continue to be included in the Consolidated Statement of Income until the divestitures are completed.

5. Contingencies

   The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims for Medicare reimbursement. The carrier has issued formal overpayment determinations in the amount of $5,600 for the period from January 1995 to April 1996 and $14,200 for the period from May 1996 to March 1998. The carrier has also suspended all payments of claims related to this laboratory since May 1998. The cumulative amount withheld was approximately $34,000 as of March 31, 2000. Subsequent to March 31, 2000, the carrier notified the Company of the results of its review for the period April 1998 to August 1999. The carrier has alleged that $16,100 of the withheld billings for the period April 1998 to August 1999 were not properly supported by the prescribing physician's medical justifications. The carrier has also informed the Company that it will be requesting additional billing records for the period from August 1999 to May 2000.

   The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision regarding the initial review period upholding the overpayment determination of $5,600. The Company has filed an appeal to a federal administrative law judge. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. The hearing officer has yet to issue a decision. No provisions or allowances have been recorded for this matter. Any determination adverse to the Company could have an adverse impact on the Company's business, results of operations or financial condition.

   Following the announcement on February 18, 1999 of the Company's preliminary results for the fourth quarter of 1998 and the full year then ended, several class action lawsuits were filed against the company and several of its officers in the U.S. District Court for the Central District of California. The lawsuits have been consolidated into a single action. The consolidated complaint alleges violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999 and seeks unspecified monetary damages. The primary allegations of this complaint are that the Company booked revenues at inflated amounts, failed to disclose that a material portion of accounts receivable were uncollectible, reported excessive non-Medicare revenues, billed for treatments that were never provided, failed to disclose accurately the basis for the suspension of payments to the Company's Florida-based laboratory subsidiary on Medicare claims, accounted for goodwill to overstate income, and manipulated the value of intangible assets. On January 24, 2000, all defendants responded to this complaint by filing a motion to dismiss. The motion is set to be heard on August 7, 2000, and all discovery is stayed pending the court's hearing and decision on the motion. Management believes that all of the claims are without merit. It is anticipated that the attorneys' fees and related costs of defending these lawsuits will be covered primarily under insurance policies. Any determination adverse to the Company could have an adverse impact on the Company's business, results of operations, cash flows or financial condition.

                        TOTAL RENAL CARE HOLDINGS, INC.

                            (dollars in thousands)

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

6. Financial information for 5 5/8% convertible subordinated notes

   Prior to the merger with Renal Treatment Centers, Inc. (RTC) in 1998, RTC had issued $125,000,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into common stock at a conversion price of $25.62 principal amount per share, subject to certain adjustments. These notes are redeemable at our option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest up to but excluding the date fixed for redemption. TRCH has guaranteed these notes.

   The following is summarized financial information of RTC:

                                                        March 31, December 31,
                                                          2000        1999
                                                        --------- ------------
Cash and cash equivalents.............................. $  4,298    $  4,118
Accounts receivable, net...............................  106,058     115,442
Other current assets...................................    9,986      11,946
                                                        --------    --------
  Total current assets.................................  120,342     131,506
Property and equipment, net............................   86,843      86,572
Intangible assets, net.................................  341,875     346,756
Other assets...........................................    1,198         167
                                                        --------    --------
  Total assets......................................... $550,258    $565,001
                                                        ========    ========
Current liabilities, principally intercompany.......... $248,191    $274,144
Long-term debt potentially callable under covenant
 provisions............................................  125,000     125,000
Other long-term liabilities............................    1,407       1,504
Stockholder's equity...................................  175,660     164,353
                                                        --------    --------
  Total liabilities and stockholders' equity........... $550,258    $565,001
                                                        ========    ========

                                                                Three months
                                                               ended March 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Net operating revenues....................................... $124,734 $120,402
Total operating expenses.....................................  114,427  114,240
                                                              -------- --------
Operating income (loss)......................................   10,307    6,162
Interest expense, net........................................    1,680    1,802
                                                              -------- --------
Income before income taxes...................................    8,627    4,360
Income taxes.................................................    3,424    1,665
                                                              -------- --------
  Net income................................................. $  5,203 $  2,695
                                                              ======== ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

   This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. These included statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Form 10-Q. Our actual results may differ materially from results in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

Results of operations

   During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental United States as an important first step in reducing its debt burden and allowing management to focus its attention on the core operations in the continental U.S. Definitive agreements to sell the principal operations outside the U.S. were signed in January 2000. More than 80% of the divestitures, in terms of proceeds and asset values, are currently expected to close by the third quarter of 2000. The sales are subject to required bank and regulatory approvals.

   Operating results for the non-continental U.S. operations, which the Company has committed to selling or otherwise discontinuing, were as follows (in millions):

                        Non-continental U.S. operations

                                                                Three months
                                                                    ended
                                                                  March 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
   Net operating revenues...................................... $   33  $   29
   Operating expenses:
     Dialysis and lab facilities...............................     25      24
     General and administrative................................      2       2
     Depreciation and amortization.............................      3       3
     Provision for uncollectible accounts......................      1       1
                                                                ------  ------
                                                                    31      30
                                                                ------  ------
   Operating income (loss)..................................... $    2  $   (1)
                                                                ======  ======

   Consolidated operating results, excluding the non-continental U.S. operations to be divested and excluding impairment losses in the fourth quarter of 1999, were as follows (in millions):

                          Continental U.S. operations

                                                                     4th
                                                  1st Quarter      Quarter
                                               ------------------  ---------
                                                 2000      1999      1999
                                               --------  --------  ---------
   Net operating revenues..................... $339 100% $323 100% $341  100 %
   Operating expenses:
     Dialysis and lab facilities..............  235  69%  206  64%  239   70 %
     General and administrative...............   30   9%   22   7%   42   12 %
     Depreciation and amortization............   24   7%   23   7%   27    8 %
     Provision for uncollectible accounts.....   12   4%    9   3%   69   20 %
                                               ---- ---  ---- ---  ----  ---
                                                301  89%  260  81%  377  111 %
   Operating income (loss)--excluding
    impairment losses......................... $ 38  11% $ 63  19% $(36) (11)%
                                               ==== ===  ==== ===  ====  ===

   Because all operations outside the continental U.S. are being divested, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

   Net operating revenues for the continental U.S. operations were $339 million for the first quarter of 2000, or approximately 5% higher than in the first quarter of 1999. The increase was principally attributable to a nearly 9% increase in the number of equivalent hemodialysis treatments, offset by a lower average revenue rate per treatment. Approximately half of the increase in the number of treatments represented internal growth, with the balance attributable to new facilities either acquired or newly opened. The average dialysis revenue rate per treatment (excluding lab and pharmacy revenue and management fee income) was $247 for the first quarter of 2000, compared with $253 for the same period of 1999.

   First quarter 2000 operating revenues were at approximately the same level as in the fourth quarter of 1999. The number of treatments in the first quarter were down approximately 1.6%, principally because of one less treatment day in the quarter. Recent sales and closures of certain facilities accounted for the balance of the reduction in treatments in the first quarter of 2000. Net dialysis revenue per treatment increased approximately $2 from fourth quarter 1999 to first quarter of 2000, or approximately 1%. The first quarter 2000 average revenue rate reflects a 1.2% increase in the Medicare composite reimbursement rate that became effective on January 1, 2000.

   Lab, pharmacy and management fee income represented approximately 4% of total continental U.S. operating revenues for both the first quarter of 2000 and the fourth quarter of 1999, compared with approximately 5.5% for the first quarter of 1999.

   Facility operating expenses were approximately 69% of operating revenues for continental U.S. operations in the first quarter of 2000, compared with 70% in the fourth quarter of 1999 and 64% in the first quarter of 1999. On a per treatment basis, first quarter 2000 facility operating expenses were essentially the same as in the prior quarter, and averaged approximately $8 per treatment higher than in the first quarter of 1999. The higher average cost per treatment is primarily attributable to higher labor and medical supply costs. The first quarter 2000 facility operating costs include a net price increase in erythropoietin, or EPO, a dialysis pharmaceutical that represents a material cost component. The EPO price increase became effective on March 1, 2000, and is expected to result in higher ongoing dialysis operating expense of up to $2 million per quarter.

   General and administrative expense was approximately 9% of operating revenues for continental U.S. operations in the first quarter of 2000, compared with 7% in the first quarter of 1999. Nearly half of the increase over the first quarter of 1999, measured as a percentage of revenue, was attributable to the lower average revenue rate per treatment in the first quarter of 2000. Staffing levels and compensation expense accounted for most of the remainder of the increase in general and administrative expense. General and administrative expense for the fourth quarter of 1999 was approximately 12% of operating revenues, reflecting higher than normal expense levels primarily for special retention and severance compensation costs and professional consulting fees.

   The provision for uncollectible accounts receivable for the first quarter of 2000 was approximately 3.5% of operating revenues, compared with approximately 3% for the same period for 1999. Other than the uncertainty associated with our Florida lab receivables, as discussed below, we believe the level of the provision for uncollectible accounts receivable recorded in the first quarter of 2000 is indicative of the level that will be required for the balance of the year. Collection trends associated with current billings continue to track as anticipated.

   Debt expense of $33 million for the first quarter of 2000 was approximately $10 million higher than the same period of 1999 due to higher effective interest rates, including the higher rates in effect because of the noncompliance with debt covenants as discussed below, and higher debt balances.

   Our assessment of and estimates for impairment and valuation losses recorded as of year-end 1999 remain unchanged at this time. The year-end impairment loss of $83 million recorded for our planned disposition of our operations outside the continental U.S. and valuation losses associated with investments in third-party dialysis businesses were based on estimates of final net sales values and net realizable values. The actual values may vary from these estimates. Additionally, not included in the year-end impairment loss was a cumulative foreign currency translation loss of $4.7 million previously included only in the statement of comprehensive income that cannot be recognized in the regular income statement until actually realized with the completion of the related divestitures. More than 80% of the divestitures, in terms of proceeds and asset values, are currently expected to close by the third quarter of 2000. The sales are subject to required bank and regulatory approvals. Operating results for the non-continental U.S. will continue to be included in the Consolidated Statement of Income until the divestitures are completed.

   Other potential future losses or write-offs include the write-off of deferred financing costs associated with long-term debt that is refinanced or otherwise restructured and the write-off of a $2.8 million deferred tax asset associated with stock option expense recognized for medical directors to the extent that such options are cancelled.

   Based on current conditions and recent experience, our current projections for the year 2000 are for normal operating earnings before non-cash depreciation and amortization expense, debt expense and taxes to be in the range of $240 million to $260 million for our ongoing operations in the continental U.S. These projections assume minimal acquisitions, an internal annual growth rate in the number of dialysis treatments of approximately 5%, limited opportunities to improve the mix of non-Medicare treatments, and cost growth trends for medical supplies and labor costs consistent with recent years. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Refer to the liquidity and capital resources discussion, contingencies discussion, and the risk factors included elsewhere in this Form 10-Q regarding additional risks and uncertainties that may impact these forward-looking estimates.

Liquidity and capital resources

   As of December 31, 1999 and March 31, 2000, the Company was not in compliance with certain formula-based covenants in the credit facilities. If the lenders do not waive this failure to comply, a majority of the lenders could declare an event of default, which would allow the lenders to accelerate payment of all amounts due under the credit facilities. Additionally, this noncompliance results in higher interest costs, and the lenders may require additional concessions from the Company before giving a waiver. In the event of default under the credit facilities, the holders of the convertible subordinated notes could also declare the Company to be in default. The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default were declared. As a result of this non-compliance, all debt outstanding under our credit facilities and the convertible subordinated notes as of December 31, 1999 and March 31, 2000 that is potentially due within one year has been reclassified from long-term debt to a current classification. Under these conditions, we are currently unable to draw additional amounts under the credit facilities.

   We are currently in discussions with the lenders regarding obtaining a waiver of these violations or restructuring our credit facilities. Actions we have taken and are taking to ensure our ongoing ability to cover scheduled debt service include divestiture of operations outside the continental U.S., curtailment of new facility acquisitions and developments, improvements in billing and cash collections processes, increased management controls over expenditures, and evaluations of alternative capital sources, as well as pursuing debt restructuring with the current lenders. Prior to March 2000, we focused our attention primarily on those actions that would improve operating performance and cash flows, as well as filling key senior management positions. Given the progress made in these areas, we have now entered into more active discussions with our lenders regarding an acceptable restructuring arrangement. We believe it is unlikely that an event of default will be declared because of the company's substantial cash balance and because cash flows are expected to be sufficient to cover operating requirements and scheduled debt service through 2001.

   The cash balance at March 31, 2000 was $150 million, an increase of $42 million during the quarter. The principal positive cash flow items included earnings of $33 million adjusted for non-cash items, a $24 million reduction in accounts receivable, a $26 million reduction in income taxes receivable, and $15 million from divestitures. The principal net cash outflows included a $22 million reduction in accounts payable, $17 million in net capital asset additions, and $15 million in long-term debt payments.

   The continental U.S. accounts receivable balance at March 31, 2000, exclusive of the Florida lab withhold balance of approximately $34 million, was $277 million, or a reduction of $34 million during the quarter. The first quarter continental U.S. accounts receivable balance excluding the Florida lab withhold represents approximately 75 days of revenue, an improvement of approximately 9 days for the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   There have been no material changes in our market risk exposure from that reported in our Form 10-K for the fiscal year ended December 31, 1999.

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

   The amount of our outstanding debt is large compared to our cash flows and the net book value of our assets. We have substantial repayment obligations under our outstanding debt. As of March 31, 2000 we had:

  . Total consolidated debt of approximately $1.443 billion, including $948 million outstanding under our credit facilities;

  .  Shareholders' equity of approximately $331 million; and

  .  A ratio of earnings to fixed charges of 1.2:1

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

                                                              Scheduled payments
                                                              ------------------
                                                              Interest Principal
                                                              -------- ---------
                                                                (in thousands)
   For the year ending December 31:
   2000...................................................... $135,779 $ 26,585
   2001......................................................  135,255    4,876
   2002......................................................  131,931  109,702
   2003......................................................  110,538  466,986
   2004......................................................   72,784    4,217

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

   Our balance sheet contains an amount designated as "goodwill" that represents 44% of our assets and 268% of our shareholders' equity at March 31, 2000. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the periods benefited. The current average useful life for our goodwill is 35 years. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, acquired businesses.

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

   In the future, Amgen may be unwilling or unable to supply us with EPO. Additionally, Amgen is the sole supplier of EPO, and may unilaterally decide to increase its price for EPO. For example, Amgen unilaterally decided to increase its price for EPO by 3.9% effective March 1, 2000. Interruptions of the supply of EPO or additional increases in the price we pay for EPO could have a material adverse effect on our financial condition as well as our ability to provide appropriate care to our patients.

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

   We recently entered into agreements to sell most of our operations outside of the continental U.S. to a competitor for approximately $160 million in proceeds, subject to final closing adjustments. We recorded a charge of $83 million for the impairment of the value of our non-continental operations in the the fourth quarter of 1999, which includes the cost of buying out minority interests and direct transaction costs of completing the sales. If we do not complete the sales as we anticipate, then our actual losses may prove higher than the recorded charge. The agreements are conditioned on the consent of our lenders under our credit facilities, regulatory approvals and other closing conditions.

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

We may never collect the revenues from the payments suspended as a result of a third-party carrier review of our laboratory subsidiary.

   Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to this laboratory. Medicare revenues from this laboratory represent approximately 2% of our net revenues. The suspension of payments relates to all payments due after the suspension started, regardless of when the laboratory performed the tests. From the beginning of the suspension through March 31, 2000, the carrier had withheld approximately $34 million, which has adversely affected our cash flow. We may never recover the amounts withheld, for which no reserves have been established.

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   The information in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

     12.1  Ratio of earnings to fixed charges.X
           Financial Data Schedule--three months ended March 31, 2000 and
     27.1  1999.X

--------
X Filed herewith.

 (b) Reports on Form 8-K

    None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                    /s/ Gary W. Beil
                                          By: _________________________________
                                                        Gary W. Beil
                                               Vice President and Controller*

Date: May 12, 2000
--------
* Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the registrant's chief accounting officer.

                               INDEX TO EXHIBITS

 Exhibit
 Number                               Description
 -------                              -----------

  12.1   Ratio of earnings to fixed charges.X
  27.1   Financial Data Schedule--three months ended March 31, 2000 and 1999.X

--------
X Filed herewith.