Form 10-Q
period 2000-06-30
TOTAL RENAL CARE HOLDINGS INC
filed 2000-08-14
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                      For the quarter ended June 30, 2000

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

   As of August 1, 2000, there were 81,672,770 shares of common stock (par value $0.001) issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        TOTAL RENAL CARE HOLDINGS, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 2000 and December
         31, 1999.....................................................      2

         Consolidated Statements of Income and Comprehensive Income
          for the three months and six months ended June 30, 2000 and
          June 30, 1999...............................................      3

         Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and June 30, 1999.......................      4

         Notes to Condensed Consolidated Financial Statements.........      5

         Management's Discussion and Analysis of Financial Condition
 Item 2. and Results of Operations....................................     10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...     13

 Risk Factors..........................................................    14

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings............................................     19

 Item 6. Exhibits and Reports on Form 8-K.............................     19

 Signatures............................................................    20

--------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                        TOTAL RENAL CARE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------  ------------
                        ASSETS
                        ------

Cash and cash equivalents............................. $  190,672   $  107,981
Accounts receivable, less allowance of $62,828, and
 $67,315, respectively................................    303,355      390,329
Inventories...........................................     19,865       32,916
Other current assets..................................     21,700       32,082
Income tax receivable.................................     25,856       45,645
Deferred income taxes.................................     44,861       45,795
                                                       ----------   ----------
    Total current assets..............................    606,309      654,748
Property and equipment, net...........................    248,033      285,449
Intangible assets, net................................    957,322    1,069,672
Investments in third-party dialysis businesses........     35,814       35,552
Deferred income taxes.................................      5,407        6,553
Other long-term assets................................      2,264        4,744
                                                       ----------   ----------
                                                       $1,855,149   $2,056,718
                                                       ==========   ==========


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Accounts payable...................................... $   72,888   $  121,561
Accrued compensation and benefits.....................     50,104       47,647
Other liabilities.....................................     81,420       77,141
Current portion of long-term debt.....................    121,237       26,585
Long-term debt potentially callable under covenant
 provisions...........................................               1,425,610
                                                       ----------   ----------
    Total current liabilities.........................    325,649    1,698,544
Long-term debt, less $0 and $1,425,610 potentially
 callable classified as current.......................  1,188,134        5,696
Other long-term liabilities...........................      3,921        3,497
Minority interests....................................     17,395       22,577

Shareholders' equity
  Preferred stock ($0.001 par value; 5,000,000 shares
   authorized; none issued or outstanding)............
  Common stock ($0.001 par value, 195,000,000 shares
   authorized; 81,565,215 and 81,193,011 shares issued
   and outstanding)...................................         82           81
  Additional paid-in capital..........................    426,428      426,025
  Notes receivable from shareholders..................       (160)        (192)
  Accumulated other comprehensive loss................                  (4,718)
  Accumulated deficit.................................   (106,300)     (94,792)
                                                       ----------   ----------
    Total shareholders' equity........................    320,050      326,404
                                                       ----------   ----------
                                                       $1,855,149   $2,056,718
                                                       ==========   ==========

           See notes to condensed consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (dollars in thousands, except per share data)

                                         Three months      Six months ended
                                        ended June 30,         June 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
Net operating revenues ............... $378,908  $352,819  $751,021  $705,063
Operating expenses
  Dialysis and lab facilities.........  267,714   250,548   527,012   480,188
  General and administrative..........   31,619    29,559    63,540    53,167
  Depreciation and amortization.......   29,670    26,758    57,388    53,148
  Provision for uncollectible
   accounts...........................   12,648    35,707    25,507    46,185
  Impairments and valuation
   adjustments........................    4,414    16,600     4,414    16,600
                                       --------  --------  --------  --------
    Total operating expenses..........  346,065   359,172   677,861   649,288
                                       --------  --------  --------  --------
Operating income (loss)...............   32,843    (6,353)   73,160    55,775
Other income (loss)...................  (11,984)    1,934   (10,589)    3,264
Debt expense..........................   34,482    24,905    67,647    48,208
Minority interests in income of
 consolidated subsidiaries............   (1,023)   (2,521)   (2,021)   (4,839)
                                       --------  --------  --------  --------
Income (loss) before income taxes.....  (14,646)  (31,845)   (7,097)    5,992
Income tax expense (benefit)..........      709    (9,786)    4,411     4,844
                                       --------  --------  --------  --------
    Net income (loss)................. $(15,355) $(22,059) $(11,508) $  1,148
                                       ========  ========  ========  ========
Earnings (loss) per share............. $  (0.19) $  (0.27) $  (0.14) $   0.01
                                       ========  ========  ========  ========
Earnings (loss) per share--assuming
 dilution............................. $  (0.19) $  (0.27) $  (0.14) $   0.01
                                       ========  ========  ========  ========
STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)..................... $(15,355) $(22,059) $(11,508) $  1,148
  Foreign currency translation........    4,718    (3,723)    4,718    (4,059)
                                       --------  --------  --------  --------
Comprehensive income (loss)........... $(10,637) $(25,782) $ (6,790) $ (2,911)
                                       ========  ========  ========  ========


           See notes to condensed consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Six months ended June 30,
                                                    --------------------------
                                                       2000          1999
                                                    ------------ -------------
Cash flows from operating activities
  Net income (loss)................................ $   (11,508) $       1,148
  Non-cash items included in net income (loss):
    Depreciation and amortization..................      57,388         53,148
    Impairment and valuation losses................       4,414         16,600
    Deferred income taxes..........................       6,057        (16,375)
    Stock option expense and tax benefits..........         941            855
    Equity investment losses (income)..............         821           (657)
    Foreign currency translation loss..............       4,718
    Minority interests in income of consolidated
     subsidiaries..................................       2,021          4,839
                                                    -----------  -------------
                                                         64,852         59,558
  (Gain) loss on sale of facility assets...........      (2,107)            17
  Changes in operating assets and liabilities, net
   of acquisitions and divestitures:
    Accounts receivable............................      37,016        (31,885)
    Inventories....................................       9,959         (1,856)
    Other current assets...........................       4,740           (136)
    Other long-term assets.........................       2,200         (1,397)
    Accounts payable...............................     (30,236)        54,549
    Accrued compensation and benefits..............       6,175         (1,242)
    Other liabilities..............................      (2,593)       (29,858)
    Income taxes...................................      19,789        (11,715)
    Other long-term liabilities....................         674          3,620
                                                    -----------  -------------
      Net cash provided by operating activities....     110,469         39,655
                                                    -----------  -------------
Cash flows from investing activities
  Additions of property and equipment, net.........     (24,651)       (61,799)
  Acquisitions and divestitures, net...............     147,300       (127,627)
  Investments in affiliates, net...................      (3,283)       (35,915)
  Intangible assets................................        (381)        (3,906)
                                                    -----------  -------------
      Net cash provided by (used in) investing
       activities..................................     118,985       (229,247)
                                                    -----------  -------------
Cash flows from financing activities
  Borrowings.......................................                  1,700,674
  Payments on long-term debt.......................    (143,117)    (1,524,437)
  Deferred financing costs.........................         628          1,071
  Net proceeds from issuance of common stock.......         263          2,033
  Distributions to minority interests..............      (4,537)        (2,504)
                                                    -----------  -------------
      Net cash provided by (used in) financing
       activities..................................    (146,763)       176,837
Foreign currency translation loss in comprehensive
 income............................................                     (4,059)
                                                    -----------  -------------
Net increase (decrease) in cash....................      82,691        (16,814)
Cash and cash equivalents at beginning of period...     107,981         41,487
                                                    -----------  -------------
Cash and cash equivalents at end of period......... $   190,672  $      24,673
                                                    ===========  =============

           See notes to condensed consolidated financial statements.

                        TOTAL RENAL CARE HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

   Unless otherwise indicated in this Form 10-Q "we," "us," "our," "TRCH," "the Company," and similar terms refer to Total Renal Care Holdings, Inc. and its subsidiaries.

1. Condensed consolidated interim financial statements

   The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. These adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

2. Earnings per share

   The reconciliation of the numerators and denominators used to calculate earnings per share for all periods presented is as follows:

                                           Three months         Six months
                                         ------------------  -----------------
                                           2000      1999      2000     1999
                                         --------  --------  --------  -------
Net Income (loss)....................... $(15,355) $(22,059) $(11,508) $ 1,148
                                         ========  ========  ========  =======
Applicable common shares:
Weighted average outstanding during the
 period.................................   81,479    81,176    81,415   81,149
Reduction in shares in connection with
 notes receivable from employees........      (41)      (27)      (39)     (24)
                                         --------  --------  --------  -------
Weighted average number of shares
 outstanding for earnings per share.....   81,438    81,149    81,376   81,125
Incremental shares from stock option
 plans..................................                                   894
Weighted average number of outstanding
 shares and incremental shares assumed
 to be outstanding for earnings per
 share-- assuming dilution..............   81,438    81,149    81,376   82,019
                                         ========  ========  ========  =======
Earnings (loss) per share............... $  (0.19) $  (0.27) $  (0.14) $  0.01
                                         ========  ========  ========  =======
Earnings (loss) per share--assuming
 dilution............................... $  (0.19) $  (0.27) $  (0.14) $  0.01
                                         ========  ========  ========  =======

   Stock options with exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of earnings per share assuming dilution. The stock options not included in the computation for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, respectively, totaled 9,728,570, 8,538,123, 9,728,570, and 8,063,359 shares, respectively, at exercise prices ranging from $3.92, $13.73, $4.07, and $15.42 respectively, to $36.13 per share. Additionally, all remaining outstanding stock options were excluded from the computation of loss per share for the three months and six months ended June 30, 2000 and the three months ended June 30, 1999 because the effect would have been antidilutive. For all periods presented, assumed conversions of the 7% convertible subordinated notes and the 5 5/8% convertible subordinated notes were anti-dilutive and therefore not included in the computation of earnings per share assuming dilution.

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands except per share data)

3. Debt Covenants

   As of December 31, 1999, the Company was not in compliance with certain covenants in its credit facilities. As a result of this non-compliance, all debt outstanding under the credit facilities and the convertible subordinated notes as of December 31, 1999 was potentially callable and due within one year, and therefore had been reclassified from long-term debt to a current classification. On July 14, 2000 a restructuring of the credit facilities was completed, and the Company is now in compliance with all credit facility covenants. Accordingly, the long-term portion of our debt was not classified as a current liability as of June 30, 2000.

   The major terms of the restructured credit facilities include the collateralization of the debt with substantially all of the Company's assets, reduction in the revolving credit availability to $150,000 together with conversion of $299,000 of the revolving facility into a term loan, and a new quarterly amortization schedule beginning September 30, 2000. In conjunction with the restructuring a permanent pay down of $50,000 was made and the associated interest rates were returned to the lower LIBOR-based rate formulas in effect prior to the non-compliance. The new financial covenants reflect the Company's current financial position and projected operating results and plans.

   Long-term debt is comprised of the following:

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------  ------------
   Credit facilities.................................  $  819,996  $   959,610
   Convertible subordinated notes, 7%, due 2009......     345,000      345,000
   Convertible subordinated notes, 5 5/8%, due 2006..     125,000      125,000
   Acquisition obligations and other notes payable...      12,986       21,482
   Capital lease obligations.........................       6,389        6,799
                                                       ----------  -----------
                                                        1,309,371    1,457,891
   Less current portion..............................    (121,237)  (1,452,195)
                                                       ----------  -----------
                                                       $1,188,134  $     5,696
                                                       ==========  ===========

4. Sale of non-continental U.S. operations

   During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental U.S. and recorded an impairment loss of $83,000 associated with the non-continental U.S. operations. The Company completed the sales of its operations outside the continental U.S. on June 19, 2000, with the exception of operations in Puerto Rico and Guam. The completed sales represent approximately 90% of the total value of the non-continental U.S. operations being divested. An additional impairment loss of $5,200 was recognized as of June 30, 2000, principally attributable to the completion of these sales. The definitive sale agreement for the Puerto Rico operations has been signed. The sale of the Puerto Rico operations will be completed upon receipt of required regulatory approvals and third-party consents. Net cash proceeds from the completed sales totaled $134,000, of which $125,000 was immediately applied to our credit facilities debt in accordance with the conditions under which we received consent from the lenders to consummate the sales. The Company also recognized $4,718 of foreign currency translation loss associated with non-continental U.S. operations divested during the quarter. The foreign currency translation loss had previously been recognized in comprehensive income.

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands except per share data)

5. Impairments and valuation adjustments

   The $4,400 of impairments and valuation adjustments in the second quarter of 2000 consisted of impairment losses of $5,200 principally associated with the completed sales of the non-continental U.S. operations, and reversal of previously recognized stock option expense of $800 associated with the cancellation of medical director stock options. The $16,600 of impairments and valuation adjustments recorded in the second quarter of 1999 consisted principally of valuation losses on loans and investments in third-party dialysis related businesses that had experienced serious operating difficulties and liquidity problems.

6. Income tax provision

   The tax expense for the three months and six months ended June 30, 2000 included: a) a deferred tax valuation loss of $3,000 associated with the sale of the non-continental U.S. operations and the corresponding capital loss carryforwards and; b) a deferred tax valuation loss of $2,700 associated with the cancellation of medical director stock options.

7. Contingencies

   The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims for Medicare reimbursement. The carrier has issued formal overpayment determinations in the amount of $5,600 for the period from January 1995 to April 1996 and $14,200 for the period from May 1996 to March 1998. The carrier has also suspended all payments of claims related to this laboratory since May 1998. The carrier has also asserted that $16,100 of the withheld billings for the period April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justifications. The carrier has recently requested additional billing records for the period from August 1999 to May 2000. As of June 30, 2000 the accounts receivable balance for withheld billings was approximately $38,300.

   The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision regarding the initial review period upholding the overpayment determination of $5,600. The Company has filed an appeal of this decision to a federal administrative law judge. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000 the hearing officer issued a decision regarding the second review period upholding substantially all of the overpayment determination of $14,200. The Company has also filed an appeal of this decision to a federal administrative law judge, and moved to consolidate this appeal with the appeal on the first review period. No provisions or allowances have been recorded for this matter. A determination adverse to the Company could have a material impact on the Company's results of operations or financial condition.

   Following the announcement on February 18, 1999 of the Company's preliminary results for the fourth quarter of 1998 and the full year then ended, several class action lawsuits were filed against the Company and several of its now former officers in the U.S. District Court for the Central District of California. The lawsuits were consolidated into a single action. The consolidated complaint alleged violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999. In July 2000, the Company signed a Stipulation of Settlement with the plaintiffs. Under the terms of this agreement, a total settlement fund of $25,000 has been established. The Company contributed $10,800 as of June 30, 2000, and its insurance carriers contributed the balance of the settlement fund. In addition, the Company has agreed to implement corporate governance principles and procedures to ensure the accountability of the

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands except per share data)

Company's Board and management to its shareholders. The settlement is subject to preliminary approval by the United States District Court, notice to the members of the class, which consists of purchasers of the Company's common stock between March 11, 1997 and July 18, 1999, and final approval of the settlement by the Court at a hearing. Final approval is anticipated to take place in the fourth quarter of 2000. The Company admits to no wrongdoing or liability in the stipulation of settlement. As a result of this settlement a pre-tax charge of $10,800 was recorded in the second quarter, and is included in other income (loss).

   In addition, TRCH is subject to claims and suits in the ordinary course of business for which the Company is believed to be covered by insurance. Management believes that the ultimate resolutions of these additional pending proceedings, whether or not the underlying claims are covered by insurance, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

8. Financial information for 5 5/8% convertible subordinated notes

   Prior to the merger with Renal Treatment Centers, Inc. (RTC) in 1998, RTC had issued $125,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible into common stock, at the option of the holder, at any time through maturity, unless previously redeemed or repurchased. The conversion price is $25.62 principal amount per share, subject to certain adjustments. These notes are redeemable at our option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest up to but excluding the date fixed for redemption. TRCH has guaranteed these notes.

   Balances as of June 30, 2000 reflect the divestiture of RTC's international operations, principally in Argentina. The following is summarized financial information of RTC:

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
   Cash and cash equivalents.............................. $  1,818   $  4,118
   Accounts receivable, net...............................   63,182    115,442
   Other current assets...................................    7,524     11,946
                                                           --------   --------
     Total current assets.................................   72,524    131,506
   Property and equipment, net............................   65,898     86,572
   Intangible assets, net.................................  290,685    346,756
   Other assets...........................................      813        167
                                                           --------   --------
     Total assets......................................... $429,920   $565,001
                                                           ========   ========
   Current liabilities, principally intercompany.......... $127,407   $274,144
   Long-term debt.........................................  125,000    125,000
   Other long-term liabilities............................               1,504
   Stockholder's equity...................................  177,513    164,353
                                                           --------   --------
     Total liabilities and stockholder's equity .......... $429,920   $565,001
                                                           ========   ========

                        TOTAL RENAL CARE HOLDINGS, INC.

                 (dollars in thousands except per share data)

                                              Three months    Six months ended
                                             ended June 30,       June 30,
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
   Net operating revenues.................. $127,123 $125,900 $251,857 $246,302
   Total operating expenses................  122,237  112,119  236,664  226,360
                                            -------- -------- -------- --------
   Operating income .......................    4,886   13,781   15,193   19,942
   Interest expense, net...................    2,403    1,745    4,083    3,547
                                            -------- -------- -------- --------
   Income before income taxes..............    2,483   12,036   11,110   16,395
   Income taxes............................    1,881    4,814    5,305    8,855
                                            -------- -------- -------- --------
     Net income............................ $    602 $  7,222 $  5,805 $  7,540
                                            ======== ======== ======== ========

9. Recent accounting pronouncements

   In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for certain issues such as the definition of "employee", criteria for determining non-compensatory plans, as well as accounting for modifications to fixed stock options and the exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. Management believes that FIN 44 will have no transitional impact on the Company's financial reporting.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies, and will be effective starting from the fourth quarter of 2000. Management believes that SAB 101 will have no material impact on the Company's financial position and results of operations.

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

Results of operations

   The Company completed the sales of its operations outside the continental
U. S. on June 19, 2000, with the exception of operations in Puerto Rico and Guam. The completed sales represent approximately 90% of the total value of the non-continental U. S. operations being divested. The sale agreement for the Puerto Rico operations has been signed. Net cash proceeds from the completed sales totaled $134 million, of which $125 million was immediately applied to our credit facilities debt in accordance with the conditions under which we received consent from the lenders to consummate the sales. Because of the divestiture of the non-continental U.S. operations, the revenue and operating cost trends discussed below address only the continuing (continental U.S.) operations.

   Operating results for our continuing operations were as follows:

                   Continuing Operations (Continental U.S.)
                             (dollars in millions)

                                                            Six months ended
                                  Quarter ended                 June 30,
                           -------------------------------  ------------------
                           June 30,  March 31,   June 30,
                             2000       2000       1999       2000      1999
                           --------  ----------  ---------  --------  --------
Net operating revenues...  $345 100% $ 339  100% $323  100% $684 100% $646 100%
Operating expenses:
  Dialysis and lab
   facilities ...........   240  70%   235   69%  224   69%  475  69%  430  67%
  General and
   administrative........    30   9%    30    9%   29    9%   60   9%   51   8%
  Depreciation and
   amortization..........    26   8%    24    7%   25    8%   50   7%   48   7%
  Provision for
   uncollectible
   accounts..............    12   3%    12    4%   34   11%   24   4%   43   7%
                           ----      -----       ----       ----      ----
                            308  89%   301   89%  312   97%  609  90%  572  89%
                           ----      -----       ----       ----      ----
Operating income--
 excluding impairments...    37  11%    38   11%   11    3%   75  11%   74  11%
Impairment and valuation
 adjustments.............     4        --          17          4        17
                           ----      -----       ----       ----      ----
Operating income (loss)--
 including impairment
 losses .................    33         38         (6)        71        57

   Net operating revenues for the continental U.S. operations were $684 million for the first half of 2000, or approximately 6% higher than in the first half of 1999 reflecting an increase in dialysis revenues of approximately $46 million and a reduction in other revenues of approximately $8 million. The dialysis revenue increase was principally attributable to a nearly 7% increase in the number of equivalent hemodialysis treatments. Approximately 5% of this increase in treatments represented internal growth, with 2% attributable to other newly opened or acquired facilities. The average dialysis revenue per treatment (excluding lab and pharmacy revenue and management fee income) was approximately $248 for the first half of 2000, compared with $247 for the same period in 1999.

   Second quarter 2000 operating revenues were $345 million, compared with $339 million in the first quarter of 2000. The number of treatments in the second quarter was approximately 1.4% higher than in the first quarter of 2000, with the same number of treatment days in each quarter. Net dialysis revenue per treatment increased approximately $2 from the first quarter to the second quarter of 2000, or approximately 1%.

   Lab and other revenue and management fee income represented approximately 3% of total continental U.S. operating revenues in the second quarter and approximately 4% in the first quarter of 2000, compared with approximately 5% for the first half of 1999. Second quarter lab and other revenue was approximately $2 million lower than in the first quarter of 2000 due to the sale of our pharmacy at the end of the first quarter.

   Facility operating expenses were approximately 69% of operating revenues for continental U.S. operations in the first half of 2000, compared with 67% for the same period of 1999. The increase in facility operating costs is primarily attributable to higher labor and medical supply costs. The 2000 facility operating costs include a net price increase in erythropoietin, or EPO, a pharmaceutical used to treat anemia which is administered in dialysis and represents a material cost component. The EPO price increase became effective on March 1, 2000.

   General and administrative expense was approximately 9% of operating revenues for continental U.S. operations in the first half of 2000, compared with 8% in the first half of 1999. The increase in general and administrative expense is primarily attributable to increased staffing levels and compensation expense.

   Depreciation and amortization expense was approximately 7% of revenue for the first six months of both 2000 and 1999. Depreciation expense was higher in the second quarter of 2000, principally due to a reduction in the estimated useful lives of personal computer equipment, generally from five years to three years.

   The provision for uncollectible accounts receivable for the first half of 2000 was approximately 3.5% of operating revenues, compared with approximately 7% for the same period of 1999. Bad debt write-offs were unusually high in 1999, primarily due to deficiencies in the billing and cash collection operations. Other than the uncertainty associated with our Florida lab receivables, as discussed in Note 7 to the condensed consolidated interim financial statements, we believe the level of the provision for uncollectible accounts receivable recorded in the first half of 2000 is indicative of the level that will be required for the balance of the year. Collection trends associated with current billings continue to track as anticipated.

   The $4.4 million of impairments and valuation adjustments in the second quarter of 2000 consisted of impairment losses of $5.2 million, principally associated with the completed sales of the non-continental U.S. operations, and the reversal of previously recognized stock option expense of $0.8 million associated with the cancellation of medical director stock options. The $16.6 million of impairments and valuation adjustments recorded in the second quarter of 1999 consisted principally of valuation losses on loans and investments in third-party dialysis related businesses that had experienced serious operating difficulties and liquidity problems.

   Other income (loss) for the second quarter of 2000 included a $10.8 million charge related to the settlement of the shareholder class action lawsuit and recognition of the $4.7 million foreign currency translation loss associated with the non-continental U.S. operations divested during the quarter. The foreign currency translation loss had previously been recognized in comprehensive income.

   Debt expense of $68 million for the first half of 2000 was approximately $20 million higher than the same period in 1999 due to higher effective interest rates. Debt expense for the second quarter of 2000 was $1.3 million higher than the level in the first quarter because of higher effective interest rates, partially offset by the approximately 9% reduction in debt late in the second quarter.

   The tax expense for the three months and six months ended June 30, 2000 included: a) a deferred tax valuation loss of $3.0 million associated with the sale of the non-continental U.S. operations and the corresponding capital loss carryforwards, and b) a deferred tax valuation loss of $2.7 million associated with the cancellation of medical director stock options.

   As a result of the restructuring of our revolving and term loan credit facilities in July 2000, our third quarter results will include the write-off of certain related financing costs. These write-offs will be reflected principally as an extraordinary loss of $3.5 million, net of tax. Additionally, there will be $1.2 million of pre-tax costs written-off which will be included in debt expense. Other previously disclosed potential future charges and expenses include charges related to the unwinding of poor-performing contracts, partnerships or investments in dialysis-related companies, and any potential losses related to unfavorable resolution of the ongoing payment suspension of Medicare claims at our Florida laboratory.

   Based on current conditions and recent experience, our current projections for the remainder of the year 2000 are for normal operating earnings before non-cash depreciation and amortization expense, impairments and valuation adjustments, debt expense and income taxes to be in the same general range as our first half of 2000 results for our ongoing operations in the continental U.S. These projections assume minimal acquisitions or continental U.S. divestitures, an internal annual growth rate in the number of dialysis treatments of approximately 5%, limited opportunities to improve the mix of non-Medicare treatments, and cost growth trends for medical supplies and labor costs consistent with that of recent years. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Refer to the liquidity and capital resources discussion, contingencies discussion, and the risk factors included elsewhere in this Form 10-Q regarding additional risks and uncertainties that may impact these forward-looking estimates.

Liquidity and capital resources

   As of December 31, 1999, the Company was not in compliance with certain covenants in its credit facilities. As a result of this non-compliance, all debt outstanding under the credit facility and the convertible subordinated notes as of December 31, 1999 was potentially callable and due within one year, and therefore had been reclassified from long-term debt to a current classification. On July 14, 2000 a restructuring of the credit facilities was completed, and the Company is now in compliance with all credit facility covenants. Accordingly, the long-term portion of our debt was not classified as a current liability as of June 30, 2000.

   The major terms of the restructured credit facilities include the collateralization of the debt with substantially all of the Company's assets, reduction in the revolving credit availability to $150 million together with conversion of $299 million of the revolving facility into a term loan, and a new quarterly amortization schedule beginning September 30, 2000. In conjunction with the restructuring a permanent paydown of $50 million was made and the associated interest rates were returned to the lower Libor-based rate formulas in effect prior to the non-compliance. The new financial covenants reflect the Company's current financial position and projected operating results and plans.

   The cash balance at June 30, 2000 was $191 million, an increase of $83 million during the first half of 2000. The principal positive cash flow items included earnings of $65 million adjusted for non-cash items, a $37 million reduction in accounts receivable, a $20 million reduction in income taxes receivable, and $147 million from divestitures. The principal net cash outflows included a $30 million reduction in accounts payable, $25 million in net capital asset additions, and $143 million in long-term debt payments.

   The June 30, 2000 continental U.S. accounts receivable balance, excluding the Florida lab withhold balance of approximately $38 million, represents approximately 71 days of revenue, an improvement of approximately 4 days during the second quarter, following a 9 day reduction during the first quarter of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

   The table below provides information about our derivative financial instruments and other financial instruments, primarily borrowings under our credit facilities, that are sensitive to changes in interest rates. The interest rates of our financial instruments that are sensitive to changes in interest rates are partially hedged through interest rate swap agreements for fixed rates.

   For our debt obligations, the table presents principal repayments and current weighted average interest rates on these obligations as of June 30, 2000. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect following the credit facilities restructuring. These rates are based on LIBOR plus a margin of 3.50% and 3.75% for the revolver (including the new term portion of the revolver) and the term debt, respectively.

                             Expected maturity                         Average
                  ----------------------------------------       Fair  interest
                  2000 2001 2002 2003 2004 2005 Thereafter Total value   rate
                  ---- ---- ---- ---- ---- ---- ---------- ----- ----- --------
                                      (dollars in millions)
Long-term debt
  Fixed rate ....                                  $470    $470  $380    6.63%
  Variable rate
   .............. $96  $51  $55  $342 $70  $70     $155    $839  $839   10.40%

   For our interest rate swap agreements, the table below presents the expiration of the notional amounts of these swaps at maturity, the weighted average fixed interest rates we must pay the swap holders according to the swap agreements, and the weighted average variable interest rates we will receive from the swap holders, based upon the current LIBOR. Notional amounts are used to calculate the contracted payments we will exchange with the swap holders under the swap agreements. The interest rates we will receive from the swap holders are variable, and are based on the LIBOR. The fair value of the swap agreements was approximately $18 million at June 30, 2000.

   Some of our swaps have a one-time cancellation provision for our counterparty at varying times based upon the maturity of the underlying swaps as presented in the table below.

                                                           Weighted average
                                                           ----------------
          Swap           Cancellation     Notional       Fixed         Variable
     maturity date       Option date       amount       pay rate     receive rate
     -------------       ------------     --------      --------     ------------
                                             (in
                                          millions)
      May 2008            May 2005          $200          5.84%          6.70%
      May 2008            May 2003           200          5.67%          6.70%
      June 2005           June 2002          100          5.61%          6.87%
      June 2005           June 2001          100          5.52%          6.87%
                                            ----          ----           ----
                                            $600          5.69%          6.76%
                                            ====          ====           ====

   The average interest rate on our variable rate long-term debt has decreased from 1999 because of changes recently made in the terms of our amended and restated credit facilities. In addition, during the first half of 2000 two of our swap agreement counterparties exercised their right to cancel agreements in the aggregate notional amount of $100 million. The cancelled swap agreements would have otherwise matured in 2003. The total outstanding amount of our debt obligations exceeds the aggregate notional amount of our swap agreements.

Exchange rate sensitivity

   As of June 30, 2000, we have divested all of our operations in Argentina, Germany, Italy and the United Kingdom and are not currently exposed to significant foreign exchange rate risk. We also recognized a foreign currency translation loss of $4.7 million associated with these divestitures.

                                 RISK FACTORS

   In addition to the other information set forth in this Form 10-Q, you should note the following risks related to our business.

We may not have sufficient cash flow from our business to pay our substantial debt.

   The amount of our outstanding debt is large compared to our cash flows and the net book value of our assets. We have substantial repayment obligations under our outstanding debt. As of June 30, 2000 we had:

  . Total consolidated debt of approximately $1.309 billion, including $820 million outstanding under our credit facilities;

  .  Shareholders' equity of approximately $320 million; and

  .  A ratio of earnings to fixed charges of 0.91:1.

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

                                                              Scheduled payments
                                                              ------------------
                                                              Interest Principal
                                                              -------- ---------
                                                                (in thousands)
     For the year ending December 31:
     2001.................................................... $107,000 $ 50,680
     2002....................................................  102,000   55,084
     2003....................................................   96,000  342,090
     2004....................................................   60,000   70,173
     2005....................................................   53,000   70,156

   Due to the large amount of these principal and interest payments, we may not generate enough cash from our operations to meet these obligations.

The large amount and terms of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

   Our credit facilities contain numerous financial and operating covenants that limit our ability, and the ability of most of our subsidiaries, to engage in activities such as incurring additional debt, acquiring and developing new dialysis facilities, disposing of our assets, and repurchasing our common stock. These covenants require that we meet financial ratios including interest coverage, net worth and leverage tests.

   Our current level of debt and the limitations our credit facilities impose on us could have other important consequences, including:

  . Based upon the preceding table, we will have to use much of our cash flow, approximately $158 million in 2001 and $157 million in 2002, for scheduled debt service rather than for our operations;

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

   Approximately 40% of our net operating revenues in the first six months of 2000 was generated from patients who had domestic private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are substantially higher than Medicare rates. Domestic private payors, particularly managed care payors, have become more aggressive in demanding contract rates approaching or equivalent to Medicare reimbursement rates. We believe that the financial pressures on private payors to decrease the rates at which they reimburse us will continue. Additionally, the number of patients which typically pay at or near our list prices may decline. If the percentage of patients who have insurance that reimburses us at or near our list prices changes significantly, it will have a material impact on our revenues, cash flows and net income.

Future declines, or the lack of further increases, in Medicare reimbursement rates could substantially decrease our net income and cash flows.

   More than 50% of our net operating revenues in the first six months of 2000 was generated from patients who had Medicare as the primary payor. We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Unlike many other Medicare programs, the Medicare ESRD program has not provided periodic inflation increases in its reimbursement rates. Congress recently enacted two increases of 1.2% each, effective January 1, 2000 and January 1, 2001, to the Medicare composite reimbursement rate for dialysis. These were the first increases since 1991, and are significantly less than the cumulative inflation since 1991. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. In addition, if Medicare should begin to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in the composite rate. We cannot predict the nature or extent of future rate changes, if any.

   Health and Human Services, or HHS, has recommended, and the Clinton administration has included in its fiscal year 2001 budget proposal to the Congress, a 10% reduction in Medicare reimbursement for erythropoietin, or EPO. We cannot predict whether Congress will enact this proposal, or whether other future rate or reimbursement method changes will be made. Approximately 14% of our net operating revenues in the first six months of 2000 was generated from EPO reimbursement through Medicare and Medicaid programs. Consequently, any reduction in the rate of EPO reimbursement through Medicare and Medicaid programs could materially reduce our revenues, cash flows and net income.

   Medicare separately reimburses us for other outpatient prescription drugs that we administer to dialysis patients at the rate of 95% of the average wholesale price of each drug. The Clinton administration has also included in its fiscal year 2001 budget proposal to the Congress a reduction in the reimbursement rate for outpatient prescription drugs to 83% of the average wholesale price. HCFA, or the Health Care Finance Administration, has also proposed reductions in the average wholesale prices that it uses for many outpatient prescription drugs should be reduced. We cannot predict whether Congress will enact the Clinton proposal, or whether other reductions in reimbursement rates for outpatient prescription drugs will be made. If such changes are implemented, they could have a material adverse effect on our revenues, cash flows and net income.

If Medicare changes its ESRD program to a capitated reimbursement system, our revenues, cash flows and profits could be materially reduced.

   Under a Medicare demonstration project, Medicare is paying managed care plans a capitated rate equal to 95% of Medicare's current average cost of treating dialysis patients. Under a capitated plan our managed care plans would receive a fixed periodic payment for servicing all of our Medicare-eligible ESRD patients regardless of fluctuations in the number of services provided in that period or possibly even the number of patients treated. If HCFA considers the pilot program successful, HCFA or Congress could implement such a capitated program more broadly or could lower the average Medicare reimbursement for dialysis.

Over the long-term, we expect profit margins in the dialysis industry to decline, which will have a negative impact on our net income and cash flows.

   During the past few years, industry operating margins have increased due to:

  . Increased provision of ancillary services, particularly the administration of EPO;

  . The extension of the period for which private payors remain the primary insurer, until Medicare becomes the primary insurer; and

  .  Pricing increases for private pay patients.

   We believe that some of these trends have reached a plateau, particularly the increases in ancillary services intensity and the additional profits from the extension of the private insurance coverage period. There are also market forces that may result in long-term industry margin compression. These forces may include increases in labor and supply costs at a faster rate than reimbursement rate increases, the potential for Medicare reimbursement cuts for pharmaceuticals and ancillary services, an inability to achieve future pricing increases for both private pay and managed care patients and any reduction in the number of patients who have insurance plans that pay at or near our usual and customary rates.

If our assumptions regarding the beneficial life of our goodwill prove to be inaccurate, or subsequently change, our current earnings may be overstated and future earnings also may be affected.

   Our balance sheet contains an amount designated as "goodwill" that represents 43% of our assets and 255% of our shareholders' equity at June 30, 2000. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the periods benefited. The current average useful life for our goodwill is 35 years. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition. In making this determination, we have reviewed with our independent accountants the significant factors that we considered in arriving at the consideration we paid for, and the expected period of benefit from, the acquired businesses.

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

   In the future, Amgen may be unwilling or unable to supply us with EPO. Additionally, Amgen is the sole supplier of EPO, and may unilaterally decide to increase its price for EPO. For example, Amgen unilaterally decided to increase its price for EPO by 3.9% effective March 1, 2000. Interruptions in the supply of EPO or additional increases in the price we pay for EPO could have a material adverse effect on our financial condition as well as our ability to provide appropriate care to our patients.

The cost of our medical supplies on a per-treatment basis has been increasing, and if this trend continues it could impact our net income and cash flows.

   During the past two years we have seen an increase in the cost per treatment of our medical supplies due to an increase in our utilization of supplies and increases in pricing from suppliers. Two of our major competitors are also major providers of medical supplies and equipment and our largest supplier, Fresenius, is also the largest provider of dialysis services in the world. The number of suppliers of dialysis-specific medical supplies has declined recently, due to consolidation among these suppliers. If we are not able to manage our medical supply utilization better or achieve cost savings from our suppliers, we may have a reduction in our net income and cash flows due to higher medical supply costs.

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

  . Loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare ESRD Program and Medicaid programs; and

  . Loss of licenses required to operate healthcare facilities in some of the states in which we operate.

   The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. For example, the Office of Inspector General of HHS, or OIG, has reported that it recovered $1.2 billion in fiscal year 1997 and $480 million in fiscal year 1998 from healthcare fraud investigations. Also, in January 2000 one of our competitors entered into a $486 million settlement as a result of an OIG investigation into some of its practices. Additionally, in June 2000 representatives of the OIG testified before the Senate Special Committee on Aging regarding HCFA's processes for external quality review of dialysis facilities. The OIG's recommendations focused on strengthening the oversight of dialysis facilities and the conditions of participation in the Medicare ESRD program. We expect this regulatory scrutiny to continue, if not increase, in the near term.

We may never collect the revenues from the payments suspended as a result of a third-party carrier review of our laboratory subsidiary.

   Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998 the carrier suspended all further Medicare payments to this laboratory. Medicare revenues from this laboratory represent approximately 2% of our net revenues. The suspension of payments relates to all payments due after the suspension started, regardless of when the laboratory performed the tests. From the beginning of the suspension through June 30, 2000, the carrier had withheld approximately $38 million, which has adversely affected our cash flow. We may never recover the amounts withheld, for which no reserves have been established.

If we fail to comply with federal and state fraud and abuse statutes, it could result in sanctions or require us to restructure our relationships with referring physicians.

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   The information in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

    10.1 Amendment to Mr. Thiry's employment agreement, dated May 20, 2000.

    10.2 Second Amended and Restated Revolving Credit Agreement, dated as of
          July 14, 2000, by and among TRCH, the lenders party thereto, DLJ
          Capital Funding, Inc., as Syndication Agent, First Union National
          Bank, as Documentation Agent, and The Bank of New York, as
          Administrative Agent.

    10.3 Second Amended and Restated Term Loan Agreement, dated as of July 14,
          2000, by and among, TRCH, the lenders party thereto, DLJ Capital
          Funding, Inc., as Syndication Agent, and The Bank of New York, as
          Administrative Agent.

    10.4 Security Agreement, dated as of July 14, 2000, by and among TRCH, subsidiaries of TRCH, The Bank of New York, as Collateral Agent, the lenders under the Revolving Credit Agreement and their agent, the lenders under the Term Loan Agreement and their agent, and the Secured Interest Rate Exchangers (as defined therein).

    10.5 Amended and Restated Subsidiary Guaranty entered into as of July 14,
          2000 by subsidiaries of TRCH in favor of and for the benefit of The
          Bank of New York, as Collateral Agent, the lenders under the Revolving Credit Agreement and their agent, the lenders under the Term Loan Agreement and their agent, and the Acknowledging Interest
          Rate Exchangers (as defined therein).

    12.1 Ratio of earnings to fixed charges.

    27.1 Financial Data Schedule--three and six months ended June 30, 2000 and
          1999.

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

                                          TOTAL RENAL CARE HOLDINGS, INC.

                                                    /s/ Gary W. Beil
                                          By: _________________________________
                                                        Gary W. Beil
                                               Vice President and Controller*

Date: August 14, 2000
--------
* Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the registrant's chief accounting officer.

                               INDEX TO EXHIBITS

 Exhibit
 Number                               Description
 -------                              -----------
  10.1   Amendment to Mr. Thiry's employment agreement, dated May 20, 2000.

  10.2   Second Amended and Restated Term Loan Agreement, dated as of July 14,
          2000, by and among, TRCH, the lenders party thereto, DLJ Capital
          Funding, Inc., as Syndication Agent, and The Bank of New York, as
          Administrative Agent.

  10.3   Second Amended and Restated Revolving Credit Agreement, dated as of
          July 14, 2000, by and among TRCH, the lenders party thereto, DLJ
          Capital Funding, Inc., as Syndication Agent, First Union National
          Bank, as Documentation Agent, and The Bank of New York, as
          Administrative Agent.

  10.4 Security Agreement, dated as of July 14, 2000, by and among TRCH, subsidiaries of TRCH, The Bank of New York, as Collateral Agent, the lenders under the Revolving Credit Agreement and their agent, the lenders under the Term Loan Agreement and their agent, and the Secured Interest Rate Exchangers (as defined therein).

  10.5   Amended and Restated Subsidiary Guaranty entered into as of July 14,
          2000 by subsidiaries of TRCH in favor of and for the benefit of The
          Bank of New York, as Collateral Agent, the lenders under the Revolving Credit Agreement and their agent, the lenders under the Term Loan Agreement and their agent, and the Acknowledging Interest
          Rate Exchangers (as defined therein).

  12.1   Ratio of earnings to fixed charges.

  27.1   Financial Data Schedule--three and six months ended June 30, 2000 and
          1999.