Form 10-Q
period 2000-09-30
DAVITA INC
filed 2000-11-14
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2000

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-4034

                                  DAVITA INC.
                (Former name: Total Renal Care Holdings, Inc.)

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

   As of November 1, 2000, there were 81,794,795 shares of common stock (par value $0.001) issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                       Page No.
                                                                       --------
                        PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999..........................................       1

         Consolidated Statements of Income and Comprehensive Income
          for the three months and nine months ended September 30,
          2000 and September 30, 1999...............................       2

         Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and September 30, 1999...........       3

         Notes to Condensed Consolidated Financial Statements ......       4

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................       9

 Item 3. Quantitative and Qualitative Disclosures About Market
         Risk.......................................................      12

 Risk Factors........................................................     13

                          PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..........................................      17

 Item 4. Submission of Matters to a Vote of Security Holders........      17

 Item 6. Exhibits and Reports on Form 8-K...........................      18

 Signatures..........................................................     18

--------
Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

                                  DAVITA INC.

                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                       ASSETS
                       ------

Cash and cash equivalents...........................   $   38,574    $  107,981
Accounts receivable, less allowance of $76,926, and
 $67,315, respectively..............................      302,640       390,329
Inventories.........................................       37,425        32,916
Other current assets................................       17,090        32,082
Income tax receivable...............................                     45,645
Deferred income taxes...............................       53,433        45,795
                                                       ----------    ----------
    Total current assets............................      449,162       654,748
Property and equipment, net.........................      241,381       285,449
Intangible assets, net..............................      940,083     1,069,672
Investments in third-party dialysis businesses......       32,988        35,552
Deferred income taxes...............................        5,495         6,553
Other long-term assets..............................        2,174         4,744
                                                       ----------    ----------
                                                       $1,671,283    $2,056,718
                                                       ==========    ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Accounts payable....................................   $   69,488    $  121,561
Accrued compensation and benefits...................       64,465        47,647
Other liabilities...................................       97,024        77,141
Current portion of long-term debt...................       48,907        26,585
Income taxes payable................................        5,320
Long-term debt potentially callable under covenant
 provisions.........................................                  1,425,610
                                                       ----------    ----------
    Total current liabilities.......................      285,204     1,698,544
Long-term debt, less $1,425,610 potentially callable
 classified as current in 1999......................    1,033,635         5,696
Other long-term liabilities.........................        4,960         3,497
Minority interests..................................       16,801        22,577
Shareholders' equity:
  Preferred stock ($0.001 par value; 5,000,000
   shares authorized; none issued or outstanding)...
  Common stock ($0.001 par value, 195,000,000 shares
   authorized; 81,722,612 and 81,193,011 shares
   issued and outstanding)..........................           82            81
  Additional paid-in capital........................      427,404       426,025
  Notes receivable from shareholders................         (163)         (192)
  Accumulated other comprehensive loss..............                     (4,718)
  Accumulated deficit...............................      (96,640)      (94,792)
                                                       ----------    ----------
    Total shareholders' equity......................      330,683       326,404
                                                       ----------    ----------
                                                       $1,671,283    $2,056,718
                                                       ==========    ==========

           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (dollars in thousands except per share data)

                                       Three months
                                      ended September      Nine months ended
                                            30,              September 30,
                                     ------------------  ----------------------
                                       2000      1999       2000        1999
                                     --------  --------  ----------  ----------
Net operating revenues.............  $362,535  $367,168  $1,113,556  $1,072,231
Operating expenses:
  Dialysis and lab facilities......   248,734   250,433     775,746     730,621
  General and administrative.......    29,920    32,725      93,460      85,892
  Depreciation and amortization....    26,927    28,956      84,315      82,104
  Provision for uncollectible
   accounts........................     7,048    17,002      32,555      63,187
  Impairments and valuation
   adjustments ....................               2,945       4,414      19,545
                                     --------  --------  ----------  ----------
    Total operating expenses.......   312,629   332,061     990,490     981,349
                                     --------  --------  ----------  ----------
Operating income...................    49,906    35,107     123,066      90,882
Other income (loss)................     1,418     1,241      (9,171)      4,505
Debt expense.......................    26,370    30,184      94,017      78,391
Minority interests in income of
 consolidated subsidiaries.........    (1,147)   (1,586)     (3,168)     (6,425)
                                     --------  --------  ----------  ----------
Income before income taxes.........    23,807     4,578      16,710      10,571
Income tax expense.................    10,657     2,319      15,068       7,163
                                     --------  --------  ----------  ----------
Income before extraordinary item...    13,150     2,259       1,642       3,408
Extraordinary loss related to early
 extinguishment of debt, net of tax
 of $2,222.........................     3,490                 3,490
                                     --------  --------  ----------  ----------
    Net income (loss)..............  $  9,660  $  2,259  $   (1,848) $    3,408
                                     ========  ========  ==========  ==========
Earnings (loss) per common share--
 basic:
  Income before extraordinary
   item............................  $   0.16  $   0.03  $     0.02  $     0.04
  Extraordinary loss, net of tax...     (0.04)                (0.04)
                                     --------  --------  ----------  ----------
    Net income (loss)..............  $   0.12  $   0.03  $    (0.02) $     0.04
                                     ========  ========  ==========  ==========
Earnings (loss) per common share--
 assuming dilution:
  Income before extraordinary
   item............................  $   0.16  $   0.03  $     0.02  $     0.04
  Extraordinary loss, net of tax...     (0.04)                (0.04)
                                     --------  --------  ----------  ----------
    Net income (loss)..............  $   0.12  $   0.03  $    (0.02) $     0.04
                                     ========  ========  ==========  ==========
STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)..................  $  9,660  $  2,259  $   (1,848) $    3,408
  Foreign currency translation.....                (659)      4,718      (4,718)
                                     --------  --------  ----------  ----------
Comprehensive income (loss)........  $  9,660  $  1,600  $    2,870  $   (1,310)
                                     ========  ========  ==========  ==========

           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                          Nine months ended
                                                            September 30,
                                                        ----------------------
                                                          2000        1999
                                                        ---------  -----------
Cash flows from operating activities:
  Net income (loss).................................... $  (1,848) $     3,408
  Non-cash items included in net income (loss):
    Depreciation and amortization......................    84,315       82,104
    Impairment and valuation adjustments...............     4,414       19,545
    Deferred income taxes..............................    (2,603)     (17,035)
    Non-cash debt expense..............................     2,482        1,763
    Stock option expense and tax benefits..............     1,319        1,454
    Equity investment losses (income)..................     1,447       (1,790)
    Foreign currency translation loss..................     4,718
    Minority interests in income of consolidated
     subsidiaries......................................     3,168        6,425
    Extraordinary loss.................................     3,490
  Gain (loss) on sale of facility assets...............    (2,107)          17
  Changes in operating assets and liabilities, net of
   acquisitions and divestitures:
    Accounts receivable................................    37,731      (38,966)
    Inventories........................................    (7,683)      (3,534)
    Other current assets...............................     8,861      (12,210)
    Other long-term assets.............................     2,290        6,257
    Accounts payable...................................   (33,644)      69,855
    Accrued compensation and benefits..................    20,521        8,413
    Other liabilities..................................    13,011      (14,931)
    Income taxes.......................................    53,187       (4,160)
    Other long-term liabilities........................     1,713        7,101
                                                        ---------  -----------
      Net cash provided by operating activities........   194,782      113,716
                                                        ---------  -----------
Cash flows from investing activities:
  Additions of property and equipment, net.............   (32,023)     (85,504)
  Acquisitions and divestitures, net...................   147,639     (153,970)
  Investments in affiliates, net.......................    (1,824)     (31,682)
  Intangible assets....................................      (162)      (6,311)
                                                        ---------  -----------
      Net cash provided by (used in) investing
       activities......................................   113,630     (277,467)
                                                        ---------  -----------
Cash flows from financing activities:
  Borrowings...........................................              2,332,848
  Payments on long-term debt...........................  (369,944)  (2,134,374)
  Deferred financing costs.............................    (3,079)
  Net proceeds from issuance of common stock...........       856        2,033
  Distributions to minority interests..................    (5,652)      (2,784)
                                                        ---------  -----------
      Net cash provided by (used in) financing
       activities......................................  (377,819)     197,723
Foreign currency translation loss in comprehensive
 income................................................                 (4,718)
                                                        ---------  -----------
Net increase (decrease) in cash........................   (69,407)      29,254
Cash and cash equivalents at beginning of period.......   107,981       41,487
                                                        ---------  -----------
Cash and cash equivalents at end of period............. $  38,574  $    70,741
                                                        =========  ===========

           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands except per share data)

   The Company recently changed its name from Total Renal Care Holdings, Inc. to DaVita Inc. Unless otherwise indicated in this Form 10-Q "we," "us," "our," "DaVita," "the Company," and similar terms refer to DaVita Inc. and its subsidiaries.

1. Condensed consolidated interim financial statements

   The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. These adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

2. Earnings per share computation

   The number of shares used to compute earnings per share for all periods presented is as follows:

                                      Three months           Nine months
                                   --------------------  ---------------------
                                     2000       1999        2000       1999
                                   ---------  ---------  ----------  ---------
                                                (in thousands)
Applicable common shares:
Weighted average outstanding
 during the period ..............     81,673     81,185      81,502     81,162
Reduction in shares in connection
 with notes receivable from
 employees.......................        (24)       (20)        (33)       (14)
                                   ---------  ---------  ----------  ---------
Weighted average number of shares
 outstanding for earnings per
 share--basic....................     81,649     81,165      81,469     81,148
Incremental shares from stock
 option plans....................      2,198        396       1,095        452
                                   ---------  ---------  ----------  ---------
Weighted average number of
 outstanding shares and
 incremental shares assumed to be
 outstanding for earnings per
 share--assuming dilution........     83,847     81,561      82,564     81,600
                                   =========  =========  ==========  =========
Shares associated with stock
 options not included in
 computation.....................  9,158,236  6,486,418  10,987,448  6,263,306
Exercise price range of shares
 not included in computation:
  Low............................       6.81       9.29        4.99      13.30
  High...........................      35.50      36.13       35.50      36.13

   Shares associated with stock options with exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of earnings per share assuming dilution. For all periods presented, assumed conversions of the 7% convertible subordinated notes and the 5 5/8% convertible subordinated notes were anti-dilutive and therefore not included in the computation of earnings per share assuming dilution.

3. Debt Covenants

   As of December 31, 1999, the Company was not in compliance with certain formula-based covenants in its credit facilities. As a result of this non-compliance, all debt outstanding under the credit facilities and the convertible subordinated notes as of December 31, 1999 was potentially callable and due within one year, and therefore had been reclassified from long-term debt to a current classification. On July 14, 2000, a restructuring of the credit facilities was completed, and the Company is now in compliance with all of the credit facilities covenants.

                                  DAVITA INC.

                 (dollars in thousands except per share data)

   The major terms of the restructured credit facilities included the collateralization of the debt with substantially all of the Company's assets, a reduction in the revolving credit availability to $150 million together with conversion of $299 million of the revolving facility into a term loan, a new quarterly amortization schedule beginning September 30, 2000, and the immediate permanent pay-down of $50 million. In conjunction with the restructuring, the associated interest rates returned to the lower Libor-based rate formulas in effect prior to the non-compliance. The new financial covenants reflect the Company's financial position and projected operating results and plans at the time of the restructuring.

   Long-term debt is comprised of the following:

                                                    September 30,  December
                                                        2000       31, 1999
                                                    ------------- -----------
   Credit facilities...............................  $  601,415   $   959,610
   Convertible subordinated notes, 7%, due 2009....     345,000       345,000
   Convertible subordinated notes, 5 5/8%, due
    2006...........................................     125,000       125,000
   Acquisition obligations and other notes
    payable........................................       4,995        21,482
   Capital lease obligations.......................       6,132         6,799
                                                     ----------   -----------
                                                      1,082,542     1,457,891
   Less current portion............................     (48,907)   (1,452,195)
                                                     ----------   -----------
                                                     $1,033,635   $     5,696
                                                     ==========   ===========

4. Sale of non-continental U.S. operations

   During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental U.S. and recorded an impairment loss of $83,000 associated with the non-continental U.S. operations. The Company completed the sales of its operations outside the continental U.S. in the second quarter of 2000, with the exception of operations in Puerto Rico and Guam. The completed sales represent approximately 90% of the total value of the non-continental U.S. operations being divested. An additional impairment loss of $5,219 was recognized as of June 30, 2000, principally attributable to the completion of these sales. The definitive sale agreement for the Puerto Rico operations has been signed and the sale of the Puerto Rico operations will be completed upon receipt of required regulatory approvals and third-party consents. Net cash proceeds from the completed sales totaled $134,000, of which $125,000 was immediately applied to our credit facilities debt in accordance with the conditions under which we received consent from the banks to consummate the sales. The Company also realized $4,718 of foreign currency translation loss associated with non-continental U.S. operations divested during the second quarter. The foreign currency translation loss had previously been recognized in comprehensive income.

5. Impairments and valuation adjustments

   The $4,414 of impairments and valuation adjustments for the first nine months of 2000 consisted of impairment losses of $5,219 principally associated with the completed sales of the non-continental U.S. operations and the reversal of previously recognized stock option expense of $805 associated with the cancellation of medical director stock options. The $19,545 of impairments and valuation adjustments recorded for the first nine months of 1999 consisted principally of valuation losses on loans and investments in third-party dialysis-related businesses that had experienced serious operating difficulties and liquidity problems, and the third quarter disposition of a corporate jet.

                                  DAVITA INC.

                 (dollars in thousands except per share data)

6. Income tax provision

   Tax expense for the nine months ended September 30, 2000 included a deferred tax valuation loss of $3,000 associated with the sale of the non-continental U.S. operations and the corresponding capital loss carryforwards and a deferred tax valuation loss of $2,700 associated with the cancellation of medical director stock options.

7. Contingencies

   The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review of Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5,600 for the period from January 1995 to April 1996 and $14,200 for the period from May 1996 to March 1998. The carrier has suspended all payments of claims related to this laboratory since May 1998. The carrier has also made a determination that $16,100 of the withheld billings for the period April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justifications. The carrier requested additional billing records in August 2000 for the period from August 1999 to May 2000. Additionally, since July 2000 the carrier has been denying billing charges for five types of lab tests immediately at the time of processing the monthly billings. These up-front denials represent approximately 23% of the third quarter 2000 Medicare billings for the Florida lab. The cumulative recognized revenue associated with withheld billings was approximately $38,300 as of September 30, 2000.

   The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision regarding the initial review period upholding the overpayment determination of $5,600. The Company has filed an appeal of this decision to a federal administrative law judge. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000 the hearing officer issued a decision regarding the second review period upholding substantially all of the overpayment determination of $14,200. The Company has also filed an appeal of this decision to a federal administrative law judge, and moved to consolidate this appeal with the appeal on the first review period. At this time, the Company has been unable to obtain a scheduled date with the federal administrative law judge and cannot predict when a date will be scheduled. Because of the extensive backlog of cases with the federal administrative law judge, it appears the initial date with the federal administrative law judge may be up to one to two years away.

   In addition to the formal appeal process with the federal administrative law judge, in the third quarter of 1999 the Company first sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the DOJ of the payment suspension and we provided additional information to the DOJ. Although the Company has continued to seek a meeting with the DOJ at the earliest possible date, no meeting is expected to occur until after year-end 2000, with the likelihood that there will be further delays.

   With these recent developments, it has become evident that the timing of final resolution is highly uncertain and beyond the control or influence of the Company. Accordingly, no additional revenue will be accrued beginning third quarter 2000 until the uncertainties regarding both the timing and the ultimate revenue valuations are at least substantially eliminated. As of September 30, 2000, the potential cash exposure is approximately $13,000 based on the carrier's overpayment findings noted above.

                                  DAVITA INC.

                 (dollars in thousands except per share data)


   Following the announcement on February 18, 1999 of the Company's preliminary results for the fourth quarter of 1998 and the full year then ended, several class action lawsuits were filed against the company and several of its now former officers in the U.S. District Court for the Central District of California. The lawsuits were consolidated into a single action. The consolidated complaint alleged violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999. In July 2000, the Company signed a Stipulation of Settlement with the plaintiffs. Under the terms of this agreement, a total settlement fund of $25,000 has been established. The Company contributed $10,800 and its insurance carriers contributed the balance of the settlement fund. In addition, the Company has agreed to implement corporate governance principles and procedures to ensure the accountability of the Company's Board and management to its shareholders. The settlement received final approval from the court in October 2000. The settlement resulted in a pre-tax charge of $10,800 in the second quarter 2000, included in other income (loss).

   The Company is subject to claims and suits in the ordinary course of business for which the Company believes it is covered adequately by insurance. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

8. Financial information for 5 5/8% convertible subordinated notes

   Prior to the merger with Renal Treatment Centers, Inc. (RTC) in 1998, RTC had issued $125,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible into common stock, at the option of the holder, at any time through maturity, unless previously redeemed or repurchased. The conversion price is $25.62 principal amount per share, subject to certain adjustments. These notes are redeemable at our option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest up to but excluding the date fixed for redemption. DaVita Inc. has guaranteed these notes.

   The following is summarized financial information of RTC. Balances as of September 30, 2000 reflect the divestiture of RTC's Argentina and Hawaii operations.

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
   Cash and cash equivalents........................   $  2,439      $  4,118
   Accounts receivable, net.........................     58,794       115,442
   Other current assets.............................      6,033        11,946
                                                       --------      --------
     Total current assets...........................     67,266       131,506
   Property and equipment, net......................     63,264        86,572
   Intangible assets, net...........................    305,404       346,756
   Other assets.....................................        801           167
                                                       --------      --------
     Total assets...................................   $436,735      $565,001
                                                       ========      ========
   Current liabilities, principally intercompany....   $131,533      $274,144
   Long-term debt...................................    125,000       125,000
   Other long-term liabilities......................                    1,504
   Shareholder's equity.............................    180,202       164,353
                                                       --------      --------
     Total liabilities and shareholder's equity ....   $436,735      $565,001
                                                       ========      ========

                                  DAVITA INC.

                 (dollars in thousands except per share data)

                                              Three months       Nine months
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
   Net operating revenues.................. $122,097 $129,295 $373,954 $375,597
   Total operating expenses................  116,239  117,020  352,903  343,380
                                            -------- -------- -------- --------
   Operating income........................    5,858   12,275   21,051   32,217
   Interest expense, net...................    1,786    2,194    5,869    5,741
                                            -------- -------- -------- --------
   Income before income taxes..............    4,072   10,081   15,182   26,476
   Income taxes............................    1,383    4,535    6,688   13,390
                                            -------- -------- -------- --------
     Net income............................ $  2,689 $  5,546 $  8,494 $ 13,086
                                            ======== ======== ======== ========

9. Recent accounting developments

   In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB Opinion 25 for issues such as the definition of "employee", criteria for determining non-compensatory plan status, as well as accounting for modifications to fixed stock options and exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. FIN 44 did not have a material effect on the financial position and results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

   This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements regarding our expectations for future treatment growth rates, future revenue per treatment, and future levels of the provision for uncollectible accounts. These statements involve known and unknown risks, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Form 10-Q. Our actual results may differ materially from results in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

   The Company completed the sales of its operations outside the continental United States on June 19, 2000, with the exception of operations in Puerto Rico and Guam. The completed sales represent approximately 90% of the total value of the non-continental United States operations being divested. The sale agreement for the Puerto Rico operations has been signed, and the sale will be completed upon receipt of required regulatory approvals and third party consents. Net cash proceeds from the completed sales totaled $134 million, of which $125 million was immediately applied to our credit facilities debt in accordance with the conditions under which we received consent from the banks to consummate the sales. Because of the divestiture of the non-continental U.S. operations, the revenue and cost trends discussed below address only the continuing (continental U.S.) operations.

   Operating results for our continuing operations were as follows:

                   Continuing Operations (Continental U.S.)
                             (dollars in millions)

                                                                     Nine months ended
                                      Quarter ended                    September 30,
                          ----------------------------------------  --------------------
                          September 30,   June 30,  September 30,
                               2000         2000         1999          2000       1999
                          --------------  --------  --------------  ----------  --------
Net operating revenues
 .......................  $   359    100% $345 100% $   334    100% $1,043 100% $980 100%
Operating expenses:
  Dialysis and lab
   facilities...........      246     69%  240  70%     224     67%    721  69%  654  67%
  General and
   administrative.......       30      8%   30   9%      31      9%     90   9%   82   8%
  Depreciation and
   amortization.........       26      7%   26   8%      24      7%     76   7%   72   7%
  Provision for
   uncollectible
   accounts.............        7      2%   12   3%      15      4%     31   3%   58   6%
                          -------         ----      -------         ------      ----
                              309     86%  308  89%     294     88%    918  88%  866  88%
Operating income--
 excluding impairments..       50     14%   37  11%      40     12%    125  12%  114  12%
Impairment and valuation
 adjustments............        0            4            3              4        20
                          -------         ----      -------         ------      ----
Operating income--
 including impairment
 losses.................       50           33           37            121        94

   Net operating revenues for the continental U.S. operations were $1,043 million for the first nine months of 2000, or approximately 6% higher than in the first nine months of 1999. The increase was attributable to approximately a 2% increase in the average dialysis revenue per treatment and approximately a 5% increase in the number of equivalent hemodialysis treatments, principally from internal growth. Offsetting these factors was a reduction in other revenues of approximately $9 million principally due to the sale of our pharmacy at the end of the first quarter of 2000 and lower lab revenue being recognized.

   The average dialysis revenue rate per treatment (excluding lab and pharmacy revenues and management fee income) was approximately $260 for the third quarter of 2000, and an average of approximately $252 for the first nine months of 2000. The average for the first nine months of 1999 was approximately $247. The higher levels of dialysis revenue per treatment in the third quarter of 2000, and for the first nine months of 2000 compared with the same period of 1999, was the result of improvements in revenue capture, billing and collection operations, payor contracting and the mix of ancillary drug utilization.

   Third quarter 2000 operating revenues were $359 million, compared with $345 million in the second quarter of 2000. The number of treatments in the third quarter was approximately 1% higher than in the second quarter of 2000. However, there was one additional treatment day in the third quarter; thus, the average number of treatments per treatment day was slightly below the second quarter 2000 level. Net dialysis revenue per treatment increased approximately $11 from the second quarter to the third quarter of 2000, or approximately 4%.

   We currently expect that our growth rate of dialysis treatments, other than through acquisitions, should remain in the 3% to 6% range, dependent upon the outcome of medical director contract renewals and continued capital investment in new facilities. We believe that we will be able to sustain or improve revenue per treatment for the next two quarters based on current information, trends, and projections.

   Lab and other revenues and management fee income represented approximately 2% of total continental U.S. operating revenues in the third quarter and approximately 3% in the second quarter of 2000, compared with approximately 4% for the first nine months of 1999. Third quarter 2000 lab and other revenues were approximately $4 million lower than in the second quarter of 2000 due to the suspension of accruals for Medicare lab revenue of our Florida lab, as discussed in Note 7 to the Condensed Consolidated Financial Statements.

   Facility operating expenses were approximately 69% of operating revenues for continental U.S. operations in the first nine months of 2000, compared with 67% for the same period of 1999. The increase in facility operating costs was primarily attributable to higher labor, benefits and medical supply costs. The 2000 facility operating costs include a net price increase in erythropoietin, or EPO, a pharmaceutical drug used to treat anemia which represents a significant component of our cost structure. The EPO price increase became effective on March 1, 2000. Higher labor and benefits costs are a result of the competitive employment environment and the necessity of retaining valued employees. During the third quarter, we implemented a new defined contribution profit-sharing plan to address these challenges, with all contribution amounts subject to approval by the Company's board of directors. The increase in the dollar amount of dialysis and lab facilities expense in the third quarter 2000 compared with the prior quarter reflects the approved 2000 contribution.

   General and administrative expense was approximately 9% of operating revenues for continental U.S. operations in the first nine months of 2000, compared with 8% in the first nine months of 1999. The increase in general and administrative expense is primarily attributable to increased staffing levels and compensation expense.

   Depreciation and amortization expense was approximately 7% of revenue for the first nine months of both 2000 and 1999. Depreciation expense increased in the second and third quarters of 2000 partly due to a reduction in the estimated useful lives of personal computer equipment, generally from five to three years.

   The provision for uncollectible accounts receivable for the first nine months of 2000 was approximately 3% of operating revenues, compared with approximately 6% for the same period of 1999. Bad debt write-offs were unusually high in 1999, primarily due to deficiencies in billing and cash collection operations. Other than the uncertainty associated with our Florida lab receivables as discussed in Note 7 to the Condensed Consolidated Financial Statements, the provision for uncollectible accounts receivable is expected to be generally in the range of 2% to 3% over the long term.

   The $4.4 million of impairments and valuation adjustments recorded in the nine months ended September 30, 2000 consisted of impairment losses of $5.2 million, principally associated with the completed sales of the non-continental U.S. operations during the second quarter and the reversal of previously recognized stock option expense of $0.8 million associated with the cancellation of medical director stock options. The
$19.5 million of impairments and valuation adjustments recorded for the first nine months of 1999 consisted principally of valuation losses on loans and investments in third-party dialysis-related businesses that had experienced serious operating difficulties and liquidity problems, and the third quarter disposition of a corporate jet.

   Other income (loss) for the first nine months of 2000 included a $10.8 million charge related to the settlement of our class action shareholder lawsuit and recognition of the $4.7 million foreign currency translation loss realized upon divestiture of non-continental U.S. operations during the second quarter. The foreign currency translation loss had previously been recognized in comprehensive income.

   Debt expense of $94 million for the first nine months of 2000 was approximately $16 million higher than the same period in 1999 due to higher average effective interest rates, largely the result of our non-compliance with credit facility covenants. Debt expense for the third quarter of 2000 was $8 million lower than the amount in the second quarter principally because of the reduction in the effective interest rates that resulted from the restructuring of our credit facilities that occurred in July 2000 and a lower average debt balance.

   Subsequent to September 30, 2000 we liquidated all of our interest rate swap agreements, which had notional principal amounts of $600 million. We received approximately $7 million in the settlement of these swap agreements.

   As a result of the restructuring of our revolving and term loan credit facilities in July 2000, our third quarter results included the write-off of certain financing costs. These write-offs are reflected as an extraordinary loss of $3.5 million, net of tax, for the term loan and additional debt expense of $1.2 million for the revolving loan.

   Tax expense for the nine months ended September 30, 2000 included: a) a deferred tax valuation loss of $3.0 million associated with the sale of the non-continental U.S. operations and the corresponding capital loss carry-forwards and b) a deferred tax valuation loss of $2.7 million associated with the cancellation of medical director stock options.

Liquidity and capital resources

   As of December 31, 1999, the Company was not in compliance with certain formula-based covenants in its credit facilities. As a result of this non-compliance, all debt outstanding under the credit facilities and the convertible subordinated notes as of December 31, 1999 was potentially callable and due within one year, and therefore had been reclassified from long-term debt to a current classification. On July 14, 2000 a restructuring of the credit facilities was completed, and the Company is now in compliance with all credit facility covenants.

   The major terms of the restructured credit facilities included the collateralization of the debt with substantially all the Company's assets, reduction in the revolving credit availability to $150 million together with conversion of $299 million of the revolving facility into a term loan, a new quarterly amortization schedule beginning September 30, 2000, and a permanent pay-down of $50 million. In conjunction with the restructuring, the associated interest rates returned to the lower Libor-based rate formulas in effect prior to the non-compliance.

   Operating cash flow was $84 million for the third quarter of 2000 and $195 million for the first nine months of 2000. The major components of the operating cash flow for the first nine months of 2000 included earnings (adjusted for non-cash items) of $101 million, a reduction in accounts receivable of $38 million and income tax refunds of $37 million. Operating cash flow less capital asset expenditures was $77 million for the third quarter 2000 and $163 million for the first nine months of 2000.This positive operating cash flow together with the sale of most of our international operations in June 2000 has allowed us to reduce our long-term debt by $370 million since year-end 1999. Long-term debt net of the cash balance was $1,044 million at September 30, 2000 compared with $1,350 million at December 31, 1999.

   The September 30, 2000 continental U.S. accounts receivable balance represented approximately 79 days of net revenues (net of bad debt provision), an improvement of approximately 3 days during the third quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

   The table below provides information about financial instruments, that are sensitive to a change in interest rates.

                          Amounts by expected maturity date, including
                             actual payments as of November 14, 2000                             Average
                         -----------------------------------------------------------       Fair  interest
                         2000    2001    2002    2003    2004    2005    Thereafter  Total value   rate
                         ------  ------  ------  ------- ------  ------  ----------- ----- ----- --------
                                                (dollars in millions)
Long-term debt
  Fixed rate ...........                                                    $   470  $470  $386    6.63%
  Variable rate ........ $   70  $    1  $   45  $   239 $   70  $   70     $   118  $613  $613   10.22%

   For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect. These rates are based on the Libor plus a margin of 3.25% and 3.75% for the revolving and term debt, respectively.

Exchange rate sensitivity

   In the second quarter of 2000, we divested our foreign operations in Argentina, Germany, Italy and the United Kingdom and we are not currently exposed to significant foreign currency exchange rate risk.

                                 RISK FACTORS

   This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These include statements regarding our expectations for future treatment growth rates, future revenue per treatment, and future levels of the provision for uncollectible accounts receivable.

   These statements involve known and unknown risks, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

If the percentage of our patients paying at or near our list prices declines, then our revenues, cash flows and net income would be substantially reduced.

   Approximately 40% of our net operating revenues in the first nine months of 2000 were generated from patients who had domestic private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are substantially higher than Medicare rates. Domestic private payors, particularly managed care payors, have become more aggressive in seeking contract rates well below our list prices. We believe that the financial pressures from private payors to decrease the rates at which they pay us will continue. If the percentage of patients who have insurance that pay us at or near our list prices changes significantly, it would have a material impact on our revenues, cash flows and net income.

Future declines, or the lack of further increases, in Medicare reimbursement rates could substantially decrease our net income and cash flows.

   Approximately 50% of our net operating revenues in the first nine months of 2000 were generated from patients who had Medicare as the primary payor. We are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Unlike many other Medicare programs, the Medicare ESRD program has not provided periodic inflation increases in its reimbursement rates. Congress recently enacted two increases of 1.2% each, effective January 1, 2000 and January 1, 2001, to the Medicare composite reimbursement rate for dialysis. These were the first increases since 1991, and are significantly less than the cumulative inflation since 1991. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. In addition, if Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. We cannot predict the nature or extent of future rate changes, if any.

   Medicare separately reimburses us for other outpatient prescription drugs that we administer to dialysis patients at the rate of 95% of the average wholesale price of each drug. The Clinton administration has also included in its budget proposals a reduction in the reimbursement rate for outpatient prescription drugs to 83% of the average wholesale price. In addition, HCFA has proposed reductions in the average wholesale prices that it uses for many outpatient prescription drugs, including drugs provided to ESRD patients. Proposed legislation in Congress would, if enacted, temporarily stop HCFA from implementing any reduction, but we cannot predict whether other reductions in reimbursement rates for outpatient prescription drugs will be made. If such changes are implemented, they could have a material adverse effect on our revenues, cash flows and net income.

Over the long-term, we expect the profit margins in the dialysis industry to decline, which will have a negative impact on our net income and cash flows.

   During the past few years, industry-operating margins have increased due to:

  . Increased provision of ancillary services which have higher profit margins;

  . The extension of the period for which private payors remain the primary insurer, until Medicare becomes the primary insurer; and,

  .  Pricing increases for private pay patients.

   We believe that some of these trends have reached a plateau, particularly the increases in ancillary services intensity and the additional profits from the extension of the private insurance coverage period. Market forces also may result in long-term industry margin compression. These forces could cause increases in labor and supply costs at a faster rate than reimbursement rate increases, reimbursement cuts for ancillary services, and an inability to achieve future pricing increases for both private pay and managed care patients.

Increases in the cost of EPO to us could materially reduce our net income and cash flows and affect our ability to care for our patients.

   Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO. For example, Amgen unilaterally decided to the increase its base price for EPO by 3.9% effective March 1, 2000. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive. Recent developments in accepted clinical procedures with respect to the administration of EPO may also increase our administration costs or require us to purchase EPO with preservative at a higher price. Increases in the cost of EPO, whether through net price increases or higher administration costs, could have a material adverse effect on our financial condition.

The cost of our medical supplies on a per treatment basis has been increasing, and if this trend continues it could impact our net income and cash flows.

   During the past two years, we have seen an increase in the cost per treatment of our medical supplies due to an increase in our utilization of supplies and increases in pricing from suppliers. Two of our major competitors are also major providers of medical supplies and equipment and our largest supplier, Fresenius, is also the largest provider of dialysis services in the world. The number of suppliers of dialysis-specific medical supplies has declined recently due to consolidation among these suppliers. If we are not able to manage our medical supply utilization better or achieve cost savings from our suppliers, we may have a reduction in our net income and cash flows due to higher medical supply costs.

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

   The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. For the fiscal year ended September 30, 2000, the Department of Justice announced total recoveries of $840 million from health care civil fraud cases, including a $486 million settlement with one of our competitors as a result of an Office of Inspector General of HHS (OIG) investigation into some of its business practices. Additionally, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has markedly increased, consistent with recommendations of the OIG included in its testimony in June 2000 before the Senate Special Committee on Aging regarding Medicare's system for the external quality review of kidney dialysis facilities. We expect this regulatory scrutiny to continue, if not increase.

We may never collect the payments suspended as a result of a third-party carrier review of our laboratory subsidiary.

   Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to this laboratory. For the first six months of 2000, Medicare revenue from this laboratory represented approximately 1% of our net revenues. Beginning in the third quarter of 2000, we ceased recognizing current Medicare revenue from this laboratory. From the beginning of the suspension through September 30, 2000, the carrier had withheld more than $40 million of which $38 million had previously been recognized as revenue. We may never recover the amounts withheld, and we cannot predict what action the Department of Justice or OIG may take in this matter.

If physicians were to cease referring to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

   If one or more physicians stop referring patients to a center, it could have a material adverse effect on that center. Most physicians prefer to have their patients treated at centers where they or other members of their practices supervise the overall care provided as medical directors. As a result, the primary referral source for a center is often the physician or physician group who provide medical director services to the center. If the financial terms of a medical director relationship were deemed to violate anti-kickback or similar laws, we may not be successful in restructuring the relationship on mutually agreeable terms. We have also taken actions to provide additional assurances of the appropriateness of our medical director relationships, including recalling stock options and requiring monthly certifications from our medical directors. We may take other actions to restructure existing relationships. These actions could negatively impact physicians' decisions to renew or extend their medical director agreements with us. In the event we are not able to renew or renegotiate medical director agreements on acceptable terms, it may also affect the physicians' decisions to refer patients to our centers.

We may not have sufficient cash flow from our business to pay our substantial debt.

   As of September 30, 2000 we had:

  . Total consolidated debt of approximately $1.083 billion, including $601 million outstanding under our credit facilities;

  .  Shareholders' equity of approximately $331 million; and

  .  A ratio of earnings to fixed charges of 1.16:1.

   The following chart shows our aggregate interest and principal payments due on all of our currently outstanding debt for each of the next five fiscal years after considering principal prepayments of approximately $65 million made on our credit facilities subsequent to September 30, 2000. Also, because the interest rate under our credit facilities is based upon a variable market rate plus a margin determined by the amount of debt we incur relative to our earnings before income taxes, depreciation and amortization, the amount of these interest payments could fluctuate substantially in the future.

                                                              Scheduled payments
                                                              ------------------
                                                              Interest Principal
                                                              -------- ---------
                                                                (in thousands)
   For the year ending December 31:
   2001...................................................... $86,738  $  1,259
   2002......................................................  82,226    44,899
   2003......................................................  62,870   239,333
   2004......................................................  50,743    70,173
   2005......................................................  43,377    70,156

   Due to the large amount of these principal and interest payments, we may not generate enough cash from our operations to meet these obligations.

The large amount and terms of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

   Our credit facilities contain numerous financial and operating covenants that limit our ability, and the ability of most of our subsidiaries, to engage in activities such as incurring additional debt, acquiring and developing new dialysis facilities, disposing of our assets, or repurchasing our common stock. These covenants require that we meet financial ratios including interest coverage, net worth and leverage tests.

   Our current level of debt and the limitations our credit facilities impose on us could have other important consequences, including:

  . Based upon the preceding table, we will have to use much of our cash flow, approximately $88 million in 2001 and $127 million in 2002, for scheduled debt service rather than for our operations;

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

   Our balance sheet contains an amount designated as "goodwill" that represents 48% of our assets and 242% of our shareholders' equity at September 30, 2000. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the periods benefited. The current average useful life for our goodwill is 35 years. We have determined that most acquisitions after December 31, 1996 will continue to provide a benefit to us for no less than 40 years after the acquisition.

   We continuously review the appropriateness of the amortization periods we are using and change them as necessary to reflect current expectations. If the factors we consider, and which give rise to a material portion of our goodwill, result in an actual beneficial period shorter than our determined useful life, earnings reported in periods immediately following some acquisitions would be overstated. In addition, in later years, we would be burdened by a continuing charge against earnings without the associated benefit to income. Earnings in later years could also be affected significantly if we subsequently determine that the remaining balance of goodwill has been further impaired.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

   The information in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

   On July 24, 2000, the Company entered into a Stipulation of Settlement with the plaintiffs in the consolidated securities class action that was filed against the Company and several of its former officers in February 1999, In Re Total Renal Care Securities Litigation, Master File No. CV-99-1745-CBM (RCx), United States District Court, Central District of California. The Court entered a final judgement approving the settlement and dismissing the litigation on October 16, 2000. The consolidated complaint alleged violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999. Under the terms of the settlement, a total settlement fund of $25 million has been established. The Company has contributed $10.8 million to the settlement fund. The Company's directors' and officers' liability insurance carriers have funded the balance of the settlement fund. In addition, the Company has agreed to implement corporate governance principles and procedures to ensure the accountability of its board of directors and management to its shareholders. The Company admitted to no wrongdoing or liability in the settlement.

Items 2 and 3 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

   Our annual meeting of shareholders was held on July 25, 2000.

   Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors, being all of our directors, were elected at the meeting, with the number of votes cast for each director or withheld from each director set forth after the director's respective name.

                                                            Votes for  Authority
   Name                                                      Director  Withheld
   ----                                                     ---------- ---------
   Maris Andersons......................................... 66,359,692 2,289,479

   Richard B. Fontaine..................................... 67,753,791   895,380

   Peter T. Grauer......................................... 67,197,528 1,451,643

   C. Raymond Larkin, Jr. ................................. 67,699,218   949,953

   Shaul G. Massry......................................... 66,412,470 2,236,701

   Kent J. Thiry........................................... 67,748,789   900,382

   Proposal 2 submitted to our shareholders at the meeting was the approval of the amendment to our Certificate of Incorporation to change the company's name from Total Renal Care Holdings, Inc. to DaVita Inc. The votes were cast as follows:

          For                            Against                                             Abstain
          ---                            -------                                             -------
       67,649,127                        848,454                                             151,589

Item 5 is not applicable.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

   12.1 Ratio of earnings to fixed charges.

   27.1 Financial Data Schedule--three and nine months ended September 30, 2000 and 1999.

   (b) Reports on Form 8-K

   Form 8-K dated August 17, 2000, filed on August 23, 2000 to report under
Item 4 the dismissal of PricewaterhouseCoopers LLP as the Company's independent accountants and the engagement of KPMG LLP as the Company's new independent accountants.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DAVITA INC.

                                                   /s/ Gary W. Beil
                                          By: ________________________________
                                                        Gary W. Beil
                                               Vice President and Controller*

Date: November 14, 2000
--------
* Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the registrant's chief accounting officer.

                               INDEX TO EXHIBITS

 Exhibit
 Number                              Description
 -------                             -----------
  12.1   Ratio of earnings to fixed charges.

         Financial Data Schedule--three and nine months ended September 30,
  27.1   2000 and 1999.