Form 10-K405
period 2000-12-31
DAVITA INC
filed 2001-03-20
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2000

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-4034

                                  DAVITA INC.
                 (Former name: Total Renal Care Holdings, Inc.)

                        21250 Hawthorne Blvd., Suite 800
                        Torrance, California 90503-5517
                        Telephone number (310) 792-2600

                  Delaware                                       51-0354549
          (State of incorporation)                            (I.R.S. Employer
                                                            Identification No.)

          Securities registered pursuant to Section 12(b) of the Act:

              Class of Security:                               Registered on:
        Common Stock, $0.001 par value                    New York Stock Exchange

  The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

  Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

  As of March 12, 2001, the number of shares of the Registrant's common stock outstanding was 82,732,250 shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $1.36 billion.

                      Documents incorporated by reference

  Portions of the Registrant's proxy statement for its 2001 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

  The following should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

  DaVita Inc., headquartered in Torrance, California, is the second largest provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. We currently operate 488 outpatient dialysis centers located in 32 states and the District of Columbia, serving over 41,000 patients. In addition, we provide acute inpatient dialysis services in more than 275 hospitals.

  Beginning in late 1999, we initiated a multiyear turnaround plan focused on improving our financial and operational infrastructure. In October 1999, Kent Thiry was named our chairman and chief executive officer. During 2000, we sold our non-continental U.S. operations, restructured our credit facilities and reduced our debt, settled a securities class action lawsuit, improved collections and focused on our core operations.

  Effective October 9, 2000, we changed our name from Total Renal Care Holdings to DaVita. Our common stock trades on the NYSE under our new ticker symbol "DVA".

The dialysis industry

  ESRD is the state of advanced kidney impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times per week for the rest of their lives.

  Since 1972, the federal government has provided universal reimbursement for dialysis under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare reimbursement rates for dialysis treatments and related supplies, tests and medications.

 ESRD patient base

  According to the United States Renal Data System, or USRDS, the number of ESRD patients in the United States, including patients with functioning transplants, is forecasted to increase from approximately 324,000 at the end of 1998 to approximately 660,000 in 2010, a compound annual growth rate of approximately 6%. We believe factors affecting this growth include:

  .  The continued aging of the general population;

  . Better treatment and longer survival of patients with diseases that typically lead to ESRD, including diabetes and hypertension;

  .  Improved medical and dialysis technology; and

  . The growth of minority populations that have a higher incidence rate of ESRD.

 Treatment options for ESRD

  Treatment options for ESRD are hemodialysis, peritoneal dialysis and kidney transplantation. According to the USRDS, of the approximately 324,000 ESRD patients in the United States at the end of 1998, approximately 233,000 patients were receiving dialysis. The number of ESRD patients receiving dialysis treatments is forecasted to grow to approximately 520,000 in 2010, a compound annual growth rate of approximately 7%. In 2000, hemodialysis treatments, excluding treatments to hospital inpatients, accounted for approximately 87% of our total dialysis treatments.

  .Hemodialysis

  Hemodialysis, the most common form of ESRD treatment, is usually performed either in a freestanding or hospital-based outpatient center. A patient can also perform hemodialysis at home with assistance. Hemodialysis uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient's blood, combined with a machine to control external blood flow and monitor vital signs. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed dialyzer fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood selectively cross the membrane into the dialyzer fluid, allowing cleansed blood to return into the patient's body. Each hemodialysis treatment typically lasts approximately three and one-half hours. Hemodialysis is usually performed three times per week.

  .Peritoneal dialysis

  A patient generally performs peritoneal dialysis at home. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. All forms of peritoneal dialysis use the patient's peritoneal, or abdominal, cavity to eliminate fluid and toxins. Because it does not involve going to a center three times a week for treatment, peritoneal dialysis is an attractive alternative to hemodialysis for patients who desire more freedom in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are not able to perform the necessary procedures and those at greater risk of peritoneal infection.

  CAPD introduces dialysis solution into the patient's peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. This procedure is usually repeated four times per day.

  CCPD is performed in a manner similar to CAPD, but uses a mechanical device to cycle dialysis solution through the patient's peritoneal cavity while the patient is sleeping or at rest.

  .Transplantation

  An alternative treatment that we do not provide is kidney transplantation. However, we do provide both pre- and post-transplant nursing services.

  Although transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive drugs given to transplant recipients and dangers associated with transplant surgery for some patient populations limit the use of this treatment option. The USRDS reports that while the number of transplants performed have increased since 1994, the rate of transplantation is not keeping pace with the growth in the ESRD patient population.

Outpatient dialysis services

  Our dialysis centers are designed specifically for outpatient hemodialysis. Throughout our network of outpatient dialysis centers, we also provide training, supplies and on-call support services to our home dialysis patients.

  We contract with an individual nephrologist or a group of affiliated nephrologists to provide medical director services at each of our centers. In addition, other nephrologists may apply for practice privileges in order to treat their patients at our centers. Each center also has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technicians and other administrative and support personnel.

  Our centers offer high-flux and high-efficiency hemodialysis. High-flux and high-efficiency hemodialysis utilizes machinery and dialyzers that allow patients to dialyze in a shorter period of time per treatment because they cleanse the blood at a faster rate than conventional hemodialysis. We also provide conventional hemodialysis at many of our centers.

  In addition, many of our centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis treatments in their homes. Registered nurses train patients and their families or other patient assistants to perform either CAPD or CCPD at home. Our training programs for home dialysis generally last two to three weeks. In 2000, peritoneal dialysis accounted for approximately 9% of our total dialysis treatments.

Quality care

  We believe our reputation for quality care is a key factor in attracting patients and physicians and in securing relationships with managed care payors. We engage in organized and systematic efforts to measure, maintain and improve the quality of services we deliver through our quality management programs. These efforts include the development and implementation of patient care policies and procedures, education and training programs, and audits of the quality of services rendered at each of our centers. An important measure of the quality of dialysis care rendered is the urea reduction ratio, or URR, which is a measure of how well toxins are being removed from a patient's blood. In December 2000, approximately 88% of our dialysis patients had a URR of 65% or greater. In comparison, according to the most recently published national data from HCFA, only 74% of all U.S. dialysis patients had a URR of 65% or greater in the fourth quarter of 1998.

  Our quality management programs are under the direction of our chief medical officer. Our vice president of quality management and over 40 regional quality management coordinators implement these programs in our centers. In addition, our regional biomedical quality management coordinators audit the technical and biomedical quality of our centers. The corporate and regional teams also work with each center's multi-disciplinary quality management team, including the medical director, to implement the programs.

  We have ten regional physician councils of three to six medical directors each that advise our regional management on clinical and other operating issues. We have also formed a national physician council of ten physicians to advise our senior management on clinical issues impacting our operations across the country. In addition, we have a five-physician laboratory advisory committee which acts as a medical advisory board for our two clinical laboratories. Our chief medical officer participates in all national physician council and laboratory advisory committee meetings.

Location and capacity of our centers

  As of December 31, 2000, we operated 488 outpatient dialysis centers in the continental United States. We owned, either through wholly-owned subsidiaries or through majority-owned joint ventures, 440 of these centers. Of the remaining centers, we owned minority interests in eight centers, which were accounted for as equity investments, and managed 40 centers in which we have no ownership interest. The locations of the 440 wholly-owned and majority-owned centers were as follows:

                           Number of            Number of                Number of
     State                  centers  State       centers  State           centers
     -----                 --------- -----      --------- -----          ---------
     Alabama                    1    Kentucky        2    North Carolina     28
     Arizona                    6    Louisiana       8    Ohio                1
     California                79    Maryland       15    Oklahoma           21
     Colorado                  17    Michigan       11    Pennsylvania       20
     Delaware                   1    Minnesota      26    South Carolina      2
     District of Columbia       4    Missouri        5    South Dakota        4
     Florida                   37    Nebraska        1    Texas              41
     Georgia                   25    Nevada          5    Utah                4
     Illinois                  10    New Jersey      6    Virginia           17
     Indiana                    9    New Mexico      2    Washington          6
     Kansas                     9    New York       16    Wisconsin           1

  We believe we have adequate capacity within our existing network to accommodate greater patient volume. In addition, we are currently expanding capacity at some of our centers by adding dialysis stations and intend to open and acquire additional centers in 2001.

Inpatient dialysis services

  We provide inpatient dialysis services, excluding physician professional services, to patients in more than 275 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we administer the dialysis treatment at the patient's bedside or in a dedicated treatment room in the hospital. Inpatient dialysis services are often required for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

Ancillary services

  We also provide a range of ancillary services to ESRD patients, including:

  . EPO and other pharmaceuticals. The most significant ancillary service that we provide is the administration of pharmaceuticals, including erythropoietin, or EPO, vitamin D analogs and calcium and iron supplements, upon a physician's prescription. EPO is a genetically-engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication ESRD patients frequently experience. The administration of EPO accounted for approximately 25% of our net operating revenues in 2000.

  . ESRD laboratory services. We own two licensed clinical laboratories, located in Florida and Minnesota, specializing in ESRD patient testing. These specialized laboratories provide routine laboratory tests included in the Medicare composite rate for dialysis and other laboratory tests for ESRD patients. Our laboratories provide these tests primarily for our own ESRD patients throughout the United States. These tests are performed to monitor a patient's ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our Florida laboratory, which serves most of our dialysis centers, utilizes our proprietary KlinLab information system, which provides information to our dialysis centers regarding critical outcome indicators.

  . ESRD clinical research programs. Our commitment to improve treatment outcomes, reduce costs and enhance the quality of life for ESRD patients includes our participation in the research and development of new products and services. Through our subsidiary Total Renal Research, or TRR, we conduct phase I through phase IV clinical trials on devices, drugs and new technologies in the renal and renal-related fields utilizing over 45 clinical trial sites. TRR has conducted over 280 clinical trials for more than 70 drug companies and 12 device companies over the last 15 years.

Growth of our business

  The table below shows the growth of our company, by number of dialysis centers, following its formation in 1994 in connection with the spin-off of the outpatient dialysis services business of Tenet Healthcare, formerly National Medical Enterprises. In February 1998, we completed a merger with Renal Treatment Centers, then the fourth largest provider of dialysis services in the United States, approximately doubling the size of our operations. The pace of our acquisitions slowed significantly during the second half of 1999 and was very limited in 2000, as we focused on restructuring our balance sheet and improving our financial infrastructure and center operations.

                                                  2000 1999 1998 1997 1996 1995
                                                  ---- ---- ---- ---- ---- ----
   Number of centers at beginning of year........ 572  508  197  134   68   42
   Acquired centers..............................  10   45  263   52   57   23
   Developed centers.............................  11   13   24   12    9    3
   New managed centers...........................   8   18   32
   Terminations, closures and divestitures....... 111   12    8    1
   Number of centers at end of year.............. 490  572  508  197  134   68

  In 2000, we completed the sale of our operations outside the continental United States, with the exception of two centers in Puerto Rico, which are under an agreement of sale. The sale of the Puerto Rico operations will be completed upon receipt of required regulatory approvals and third-party consents. Net cash proceeds from the completed sales were approximately $133 million, most of which was applied to reduce debt outstanding under our credit facilities in accordance with the conditions under which our lenders consented to the sales.

  Our business has grown through increasing capacity at our existing centers, developing new centers, acquiring centers or entering into agreements to manage centers. We expand capacity at our existing centers by increasing hours and/or days of operation or, if additional space is available within a center, through the addition of dialysis stations. The development of a typical outpatient center generally requires $1 million to $1.5 million for initial construction and equipment and approximately $350,000 for working capital in the first year. Based on our experience, a new center typically opens six to nine months after the property lease is signed, achieves operating profitability, if at all, by the ninth to eighteenth month of operation and reaches maturity within three years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow initially are more predictable. In addition to acquiring centers, we enter into agreements to manage third-party owned centers in return for management fees, typically based on a percentage of revenues.

Physician relationships

  An ESRD patient generally seeks treatment at a dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. We estimate that approximately 1,200 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center's medical director, account for all or a significant portion of a dialysis center's patient referral base. Our medical directors account for a substantial majority of our patient referrals. The loss of the medical director or other key referring physicians at a particular center could therefore materially reduce the revenue of that center.

  The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis center be "under the general supervision of a director who is a physician." Generally, the medical director must be board eligible or board certified in internal medicine or nephrology and have had at least 12 months of experience or training in the care of patients at dialysis centers. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training, or, in a few instances, to provide medical director services for acute dialysis programs at hospitals. We have contracts with approximately 300 individual physicians and physician groups to provide medical director services.

  Medical directors, associate medical directors and assistant medical directors enter into written multiyear contracts that specify their duties and fix their compensation for periods of one or more years. The compensation of our medical directors is the result of arm's length negotiations and generally depends upon competitive factors in the local market, the physician's professional qualifications and the specific duties and responsibilities of the physician.

  Our medical director agreements generally include covenants not to compete. Also, in all cases in which we acquire a center from one or more physicians, or where one or more physicians own interests in centers as co-owner with us, these physicians have agreed to refrain from owning interests in competing centers within a defined geographic area for various periods. These noncompetition agreements restrict the physicians from owning, or providing medical director services to, other dialysis centers, but do not restrict the physicians from referring patients to competing centers. Many of these noncompetition agreements expire at the same time as the corresponding medical director agreements. We have from time to time experienced competition from a new dialysis center established by a former medical director following the termination of his or her relationship with us.

Sources of revenue

 Overview

  The following table sets forth the percentage of our net patient operating revenues provided by the respective payor category for our continental U.S. operations.

                                                             2000  1999  1998
                                                             ----  ----  ----
   Percent of total dialysis revenues for continental U.S.
    operations:
     Medicare...............................................  53%   54%   53%
     Medicaid...............................................   5     5     4
                                                             ---   ---   ---
                                                              58    59    57
     HMO's, health insurance carriers and private patient
      payments..............................................  42    41    43
                                                             ---   ---   ---
                                                             100%  100%  100%
                                                             ===   ===   ===

  Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed with ESRD and are eligible for participation in the Medicare ESRD program, regardless of age or financial circumstances. ESRD patients receiving dialysis become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient's employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare reimbursement rate.

  For each treatment, Medicare pays 80% of the amount set by the Medicare reimbursement system. The patient is responsible for the remaining 20%, and in most cases a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a private payor, covers these balances. Some patients who do not qualify for Medicaid but otherwise cannot afford secondary insurance can apply for premium payment assistance from charitable organizations, primarily a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions.

  If a patient does not qualify for Medicaid based on financial need and does not purchase secondary insurance through a private insurer, the dialysis provider may not be reimbursed for the 20% portion of the ESRD composite rate that Medicare does not pay. Congress passed legislation in 1998 requiring the promulgation of regulations to allow dialysis providers to pay their patients' premiums for secondary insurance. These insurance premiums are generally less than the 20% co-payment that a private insurer would pay. Accordingly, dialysis providers could capture the difference between the premiums paid to these secondary insurers and the reimbursement amounts received from them. The regulations, as currently proposed, would not allow centers that are owned by providers that also provide other services to Medicare patients on a fee-for-service basis, including our company, to pay these premiums directly. Under the proposed regulations, most chain providers, hospitals and physicians also would be prevented from paying these premiums. We cannot predict whether these proposed regulations will be adopted as is or modified to permit us to pay these premiums directly.

 Medicare reimbursement

  Under the Medicare ESRD program, reimbursement rates for dialysis are established by Congress. The Medicare composite rate set by HCFA determines the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for that treatment, some laboratory tests and some medications. The Medicare composite rate is subject to regional differences based upon several factors, including regional differences in wage levels. Other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including EPO, vitamin D analogs and calcium and iron supplements.

  Medicare reimburses for home dialysis services under one of two methods. Under the first method, a dialysis center is designated as the supplier of home supplies and services, and provides all dialysis treatment-related services, including equipment and supplies. The center is reimbursed using a methodology based on the Medicare composite rate. Under the second method, a durable medical equipment supply company is designated as the direct supplier, provides the patient directly with all necessary equipment and supplies and is reimbursed by Medicare subject to a capitated ceiling. Under the second method, the patient also selects an outpatient dialysis center to provide additional required support services. The center is reimbursed for these support services on a monthly fee-for-service basis subject to a capitated ceiling. The reimbursement rates under these two methods differ, but both are determined prospectively and are subject to adjustment by Congress. Most of our centers are approved to provide home dialysis services under the first method and home dialysis support services under the second method. We also own a durable medical equipment supply company that provides equipment and supplies directly to patients under the second method.

  We receive reimbursement for outpatient dialysis services provided to Medicare-eligible patients at composite rates set by Congress that are currently between $118 and $140 per treatment, with an average rate of $129 per treatment. Historically, there have been very few changes to the Medicare composite reimbursement rate. Since 1972, the rate has declined over 70% in real dollars. The rate did not change from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous Congressional actions resulted in a net reduction of the average reimbursement rate from $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, by $1.00 per treatment. The composite rate was increased by 1.2% on each of January 1, 2000 and 2001. An additional 1.2% increase will become effective April 1, 2001, plus an adjustment factor designed to provide the benefits of the increase as if it had become effective on January 1, 2001.

  In January 1996, HCFA announced a demonstration project involving the enrollment of Medicare ESRD patients in managed care organizations. The demonstration project is evaluating the appropriateness of fixed, or capitated, reimbursement for dialysis services. We are participating in the two demonstration project sites currently implementing the pilot program. We expect the ESRD demonstration project and the analysis of the results of the project to continue over the next two years. If successful, the pilot program could result in HCFA allowing Medicare ESRD patients to enroll in managed care organizations. The likelihood and timing of this decision is impossible for us to predict.

 Medicaid reimbursement

  Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state-defined levels and who are otherwise uninsured. In some states, these programs also serve as supplemental insurance programs for the Medicare co-insurance portion of the ESRD composite rate and provide reimbursement for additional services, including some oral medications, that are not covered by Medicare. State regulations generally follow Medicare schedules with respect to reimbursement levels and coverages. Some states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. We are an authorized Medicaid provider in the states in which we conduct our business.

 Nongovernment payors

  Before Medicare becomes the primary payor, a patient's employer group health plan, private insurance or other nongovernment payor, if any, is responsible for payment at its negotiated rates or, in the absence of negotiated rates, at our usual and customary rates. The patient is responsible for any deductibles and co-payments under the terms of his or her employer group health plan or other insurance. Our usual and customary rates are, and the rates paid by nongovernment payors typically are, higher than Medicare reimbursement rates. Traditional indemnity plans and PPO plans typically pay at higher rates than HMO-type plans. After Medicare becomes the primary payor, the employer group health plan, private insurer or other nongovernment payor, if any, becomes secondary to Medicare. Secondary payors are responsible for the 20% of the Medicare reimbursement rates that Medicare does not pay. Secondary payors are not required to reimburse us for the difference between the rates they previously paid and Medicare rates.

 Hospital inpatient dialysis services

  We provide inpatient dialysis services, excluding physician professional services, to patients in hospitals pursuant to written agreements with the hospitals. We provide these services for a per-treatment fee which is individually negotiated with each hospital. Some of these agreements provide that we are the exclusive provider of dialysis services to the hospital, but many of them are nonexclusive. Many of these agreements also allow either party to terminate the agreement without cause.

 Reimbursement for EPO and other drugs

  On June 1, 1989, the FDA approved the production and sale of EPO and HCFA approved Medicare reimbursement for the use of EPO for dialysis patients. EPO stimulates the production of red blood cells and is beneficial in the treatment of anemia, with the effect of reducing or eliminating the need for blood transfusions for dialysis patients. Physicians began prescribing EPO for their patients in August 1989. Most of our dialysis patients receive EPO. Approximately 25% of our net operating revenues in 2000 were generated from the administration of EPO. Therefore, EPO reimbursement significantly impacts our net income.

  Medicare generally reimburses for EPO only when it is administered to patients whose hematocrits do not exceed 36%. Hematocrit is a measure of red blood cell concentration. When a patient's hematocrit exceeds 36%, Medicare reimbursement is contingent upon the medical justification. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has recommended that Medicare reimbursement for

EPO be reduced from the current amount of $10 to $9 per 1,000 units. The Department of Health and Human Services, or HHS, has concurred with this recommendation. To date, HHS has not pursued this change through the rulemaking process. In addition, the Clinton Administration proposed the same EPO reimbursement reduction in its fiscal year 2000 and 2001 budget proposals, but Congress did not pass any EPO reimbursement reduction. EPO reimbursement programs have been, and in the future may be, subject to these and other legislative or administrative proposals. We cannot predict whether future rate or reimbursement method changes will be made.

  Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. Amgen is also developing a new product that may replace EPO or reduce its use. The Food and Drug Administration has not yet approved this new product. We cannot predict when, or whether, Amgen will seek to introduce this product into the dialysis market or how it will impact our revenues if introduced.

  Other intravenous drugs that we administer include vitamin D analogs, calcium and iron supplements, various antibiotics and other medications. Medicare currently reimburses us separately for these drugs at a rate of 95% of the average wholesale price of each drug.

  Congress has mandated government studies of whether to include EPO and other pharmaceuticals in the composite rate and whether to reduce the reimbursement rate for other drugs and biological products. The recommendations with respect to drug reimbursement rates are due in September 2001. The recommendations with respect to changes in the services included in the composite rate are due in July 2002. We do not know whether or to what extent future rate changes will be implemented as a result of the studies.

United States Attorney's inquiry

  In February 2001, the Civil Division of the United States Attorney's Office for the Eastern District of Pennsylvania contacted us and requested that we cooperate with them in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians.

  The Civil Division has requested that we provide a wide range of information responding to the areas of review, but has not initiated any legal process or served any subpoena on us. The Civil Division has indicated that it is not making any allegation of wrongdoing at this time and that no criminal action against us or any individual is currently contemplated. However, the Civil Division could change the scope or focus of its inquiry at any time. We are cooperating in this review.

  We have consulted with outside counsel, are reviewing our records and will evaluate our position with respect to all of the areas of inquiry. We are unable to determine at this time:

  .When this matter will be resolved;

  .What position the Civil Division will take regarding any potential liability on our part;

  .Whether any additional areas of inquiry will be opened; and

  .Any outcome of this inquiry, financial or otherwise.

  Any determination adverse to us could have a material adverse impact on our business, results of operation and financial condition. As described further below under the subheading "Government regulation," the penalties under the federal anti-kickback law, Stark I and II and the False Claims Act and other federal and state statutes can be substantial.

Laboratory payment reviews

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $15 million for the review period from May 1996 to March 1998. The carrier has suspended all payments of Medicare claims from this laboratory since May 1998. The carrier also has determined that $16.1 million of the suspended claims for the review period from April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justification. The carrier has alleged that approximately 99% of the tests the laboratory performed during the review period from January 1995 to April 1996, 96% of the tests performed in the period from May 1996 to March 1998 and 70% of the tests performed in the period from April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justification. In August 2000, the carrier requested additional records with respect to the time period August 1999 to May 2000.

  We are disputing the overpayment determinations and have provided supporting documentation of our claims. We have initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000, the hearing officer issued a decision upholding the overpayment determination of $5.6 million. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000, the hearing officer issued a decision upholding $14.2 million, or substantially all of the overpayment determination. We have filed appeals of both decisions to a federal administrative law judge and have moved to consolidate the two appeals. At this time, we have not received a scheduled date for a hearing with an administrative law judge, although HHS has informed us that we can expect a hearing during the second quarter of 2001.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. In July 1999, the court dismissed our complaint because we had not exhausted all administrative remedies, that is, the carrier review and administrative law judge processes described above.

  In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 we sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of DOJ and HHS of this matter and we had provided requested information to DOJ. We met with representatives of DOJ in February 2001, at which time they requested additional information from us, which we intend to provide.

  The timing of the final resolution of this matter is highly uncertain and beyond our control or influence. Beginning in the third quarter of 2000, we stopped accruing additional Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. The amount of potential Medicare revenue not accrued beginning in the third quarter of 2000 was approximately $4 million per quarter. As of June 30, 2000, the cumulative recognized gross revenue associated with the withheld billings was approximately $38 million. We estimate that the potential cash exposure as of December 31, 2000 was not more than $15 million based on the carrier's overpayment findings noted above. In addition, the government could impose additional fines and penalties, which could be substantial.

  We are unable to determine at this time:

  . When this matter will be resolved or when the laboratory's payment suspension will be lifted;

  .  The amount of the laboratory claims for which we may be paid;

  . What action the carrier, DOJ or HHS may take with respect to this matter;

  . Whether the carrier may review additional periods beyond the four identified; and

  .  Any outcome of this review, financial or otherwise.

  Any determination adverse to us could have a material adverse impact on our business, results of operations and financial condition.

  The Medicare carrier for our Minnesota laboratory is conducting a post payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review being conducted at our Florida laboratory. We are unable to determine at this time how long it will take the carrier to complete this review. There is currently no overpayment determination or payment suspension with respect to the Minnesota laboratory. DOJ has also requested information with respect to this laboratory, which we are in the process of collecting. Medicare revenues at the Minnesota laboratory, which is much smaller than the Florida laboratory, were approximately $15 million for the period under review.

Government regulation

  Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, reimbursement from government programs, premises, the management of centers, personnel, the maintenance of proper records and equipment, and quality assurance programs/patient care.

  All of our dialysis centers are certified by HCFA, as is required for the receipt of Medicare reimbursement. In some states our dialysis centers also are required to secure additional state health licenses. Governmental authorities, primarily state departments of health, periodically survey our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program. Consistent with recommendations of the OIG, the frequency and intensity of this survey activity increased industry-wide in 2000. We expect this level of survey activity to continue in 2001.

  Our business would be adversely impacted by:

  .  Any loss or suspension of federal certifications;

  . Any loss or suspension of authorization to participate in the Medicare or Medicaid programs;

  . Any loss or suspension of licenses under the laws of any state or governmental authority in which we generate substantial revenues;

  . Any refunds of reimbursement received because of any failures to meet applicable billing requirements; or

  . A significant reduction in reimbursement or reduction or elimination of coverage for dialysis and ancillary services.

  To date, we have not had any material difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, we expect that our industry will continue to be subject to significant government regulation and scrutiny, the scope and application of which are difficult to predict. This regulation and scrutiny could adversely impact us in a material way.

 Fraud and abuse under federal law

  The "anti-kickback" statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive or make payments in return for:

  .  The referral of a patient for treatment; or

  . The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs.

  Federal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil penalties for violation of these laws include assessments of $10,000 per improper claim for payment plus twice the amount of the claim and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also said that, under certain circumstances, the statute is also violated when a purpose of a payment is to induce referrals.

  In July 1991, November 1992 and November 1999, the Secretary of HHS published regulations that create exceptions or "safe harbors" for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors do not violate the anti-kickback statute. A business transaction or arrangement must satisfy each and every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the anti-kickback statute, but enforcement agencies may subject them to greater scrutiny and could determine that they violate the statute.

  Because our medical directors refer patients to our centers, the federal anti-kickback statute may apply. Among the available safe harbors is one for personal services, which is relevant to our arrangements with our medical directors. Most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, except in cases where a center is in transition from one medical director to another or where the term of an agreement with a physician has expired and a new agreement is in negotiation, our agreements with our medical directors satisfy most of the elements of this safe harbor. One of the requirements not satisfied is a requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Because of the nature of our medical directors' duties, we believe it is impossible to meet this requirement. Also, one of the requirements is that the compensation is fair market value for the services rendered. There is little guidance available as to what constitutes fair market value for medical director services. Although our medical director agreements are the result of arm's length negotiations, an enforcement agency could challenge the level of compensation that we pay to our medical directors. Accordingly, we could in the future be required to change our practices pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. One of the areas that the United States Attorney's inquiry described above covers is our financial relationships with physicians.

  At 29 of our dialysis centers, physicians who refer patients to the centers hold interests in partnerships or limited liability companies owning the centers. The anti-kickback statute may apply to these situations. Among the available safe harbors with respect to these arrangements is one for small entity investment interests. Although none of our arrangements satisfy all of the elements of this small entity investment interests safe harbor, we believe that each of these partnerships and limited liability companies satisfies a majority of the safe harbor's elements.

  We lease approximately 50 of our centers from entities in which physicians hold interests and we also sublease space to referring physicians at approximately 100 of our dialysis centers. The anti-kickback statute may apply in these situations. Among the available safe harbors with respect to these arrangements is one for space rentals. We believe that the leases and subleases we have entered into are in material compliance with the anti-kickback statute.

  Because we are purchasing and selling items and services in the operation of our centers that may be paid for in whole, or in part, by Medicare or a state healthcare program and because these items and services might be purchased or sold at a discount, the federal anti-kickback statute may apply. Among the available safe harbors is one for discounts, which is relevant to our discount arrangements. We believe that the discount arrangements that we have entered into are in material compliance with the anti-kickback statute and that these arrangements satisfy, in all material respects, each of the elements of the discounts' safe harbor applicable to these arrangements.

 Fraud and abuse under state law

  In several states, including California, Florida, Georgia, Kansas, Louisiana, Maryland, New York, Utah and Virginia, in which we operate dialysis centers jointly owned with referring physicians, statutes prohibit physicians from holding financial interests in various types of medical facilities to which they refer patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians who hold joint ownership interests, we would be required to restructure some or all of our relationships with these referring physicians and could be subject to financial penalties. We cannot predict the consequences of this type of restructuring.

 Stark I/Stark II

  The Omnibus Budget Reconciliation Act of 1989 includes provisions, known as Stark I, that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." Federal regulatory agencies may interpret Stark I to apply to our operations. Regulations interpreting Stark I, however, have created an exception to its applicability regarding services furnished in a dialysis center if payment for those services is included in the ESRD composite rate.

  The Omnibus Budget Reconciliation Act of 1993 contains provisions, known as Stark II, that restrict physician referrals for "designated health services" to entities with which a physician or immediate family member has a "financial relationship." The entity is prohibited under Stark II, as is the case for entities restricted by Stark I, from claiming reimbursement for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per service and can be excluded from future participation in the Medicare and Medicaid programs. Stark II includes certain exceptions. Stark II provisions that may be relevant to us became effective in January 1995. Phase I of federal regulations interpreting Stark II were issued in January 2001, to become effective, in relevant part, in the first quarter of 2002.

  A "financial relationship" with an entity under Stark II is defined as an ownership or investment interest in, or a compensation arrangement with, the entity. We have entered into compensation agreements with our medical directors. Some of our medical directors own equity interests in entities that operate our dialysis centers. Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. In addition, while nearly all of our stock option arrangements with referring physicians were terminated in 2000, a few medical directors own options to acquire our common stock. Under the Stark II regulations, these stock options constitute compensation arrangements that must meet an applicable exception. Also, some medical directors and other physicians own our common stock, which they either purchased in the open market or received from us as consideration in an acquisition of dialysis centers from them. Although we believe that the ownership of our stock and the other ownership interests and lease arrangements for our centers are in material compliance with Stark II, it is possible that HCFA would view them as prohibited arrangements that must be restructured or for which we could be subject to other applicable penalties.

  We believe that our compensation arrangements with medical directors and other contract physicians materially satisfy the personal services compensation arrangement exception to the Stark II prohibitions. Payments made by a lessor to a lessee for the use of premises are also excepted from Stark II prohibitions if specific requirements are met. We believe that our leases and subleases with referring physicians materially satisfy this exception to the Stark II prohibitions. The Stark II exception applicable to physician ownership interests in entities to which they make referrals does not encompass the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, HCFA may require us to restructure some of these arrangements or seek to impose substantial fines or additional penalties on us.

  For purposes of Stark II, "designated health services" include clinical laboratory services, equipment and supplies, home health services, outpatient prescriptions drugs and inpatient and outpatient hospital services. We believe that the language and legislative history of Stark II and phase I of the final Stark II regulations indicate that Congress did not intend to include as designated health services dialysis services and the services and items provided incident to dialysis services. For example, the final Stark II regulations exempt from the referral prohibition referrals for clinical laboratory services furnished in an ESRD center if payment for those services is included in the ESRD composite rate and for EPO and other dialysis-related outpatient prescription drugs furnished in or by an ESRD center. However, our provision of, or arrangement and assumption of financial responsibility for, certain other outpatient prescription drugs, center dialysis services and supplies, home dialysis supplies and equipment and services to hospital inpatients under our dialysis services agreements with hospitals, include services and items that still could be construed as designated health services within the meaning of Stark II. Although we bill the hospital and not Medicare or Medicaid for hospital inpatient services, our medical directors may request or establish a plan of care that includes dialysis services for hospital inpatients that may be considered a referral to us within the meaning of Stark II.

  Because the Stark II regulations do not expressly address all of our operations, HCFA may interpret Stark II to apply to parts of our operations. Consequently, HCFA could determine that Stark II may require us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. We would be materially impacted if HCFA interprets Stark II to apply to us and we either could not achieve material compliance with Stark II or the cost of achieving that compliance would be substantial.

 Medicare reform

  Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of, or with the result of, reducing the amounts payable from the program to healthcare providers or placing additional burdens or restrictions on healthcare providers. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for our services. Further, statutes or regulations may be adopted that impose additional requirements for eligibility to participate in the federal and state payment programs. Any legislation or regulations of this type could adversely affect our business operations in a material way.

 The False Claims Act

  The federal False Claims Act, or FCA, is another means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA imposes a civil penalty on any person who:

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

  . Conspires to defraud the federal government by getting a false or fraudulent claim allowed or paid; or

  . Knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid, or decrease an obligation to pay or transmit, money or property to the federal government.

  The penalties for a violation of the FCA range from $5,000 to $10,000 for each fraudulent claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute Medicare fraud in areas such as coding errors, billing for services not rendered, the submission of false cost reports, billing services at a higher reimbursement rate than is appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care which is not medically necessary. Although subject to some dispute, at least two federal district courts have also determined that an alleged violation of the federal anti-kickback statute or Stark I and Stark II are sufficient to state a claim for relief under the FCA. In addition to the civil provisions of the FCA, the federal government can use several other criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the federal government.

 The Health Insurance Portability and Accountability Act of 1996

  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions and establishes a pilot program for medical savings accounts. In addition, HIPAA also expanded federal attempts to combat healthcare fraud and abuse by making amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA created a new "Health Care Fraud Abuse Control Account," under which "advisory opinions" are issued by the OIG regarding the application of the anti-kickback statute, criminal penalties for Medicare and Medicaid fraud were extended to other federal healthcare programs, the exclusion authority of the OIG was expanded, Medicare and Medicaid civil monetary penalty provisions were extended to other federal healthcare programs, the amounts of civil monetary penalties were increased and a criminal healthcare fraud statute was established.

  HIPAA also included provisions relating to the privacy of medical information. HHS published HIPAA privacy regulations in December 2000. Based on our initial review of the privacy rules, compliance will require the development of extensive policies and procedures, the designation of privacy officers and the implementation of elaborate administrative safeguards with respect to private health information in our possession. Similarly, based on our review of the proposed security and electronic signature standards, compliance will require us to develop additional information systems and administrative and electronic safeguards to protect data integrity. Complying with the HIPAA privacy rules and the proposed security and electronic signature standards will require substantial time and may require us to incur significant expenditures. Under HIPAA, compliance with these proposed regulations is required by April 2003.

 Other regulations

  Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and engineering and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe that we are in material compliance with these laws and regulations.

  A few states have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers. We believe that we are in material compliance with all applicable state certificate of need laws.

  Although we believe we comply materially with current applicable laws and regulations, our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future.

Corporate compliance program

  We have implemented a company-wide corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our employees. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

  . Through training and education, increasing the awareness of our employees and affiliated professionals of the necessity of complying with all applicable laws and regulations in an increasingly complicated regulatory environment;

  . Auditing our dialysis centers, laboratories and billing offices on a regular basis to identify quickly any potential instances of noncompliance; and

  . Ensuring that we take steps to resolve instances of noncompliance as promptly as we become aware of them.

  We have adopted a code of conduct that each of our employees and affiliated professionals must follow and have implemented a confidential, toll-free hotline (888-272-7272) for employees to report potential instances of non-compliance. Our chief compliance officer administers the compliance program. The chief compliance officer reports directly to our chief operating officer and to the compliance committee of our board of directors.

Competition

  The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also vigorous. We have also, from time to time, experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients' homes. Other companies provide similar services. In addition, a company is developing a portable hemodialysis machine for unassisted use by patients in their homes.

  The market share of the large multi-center providers has increased significantly over the last several years and the four largest dialysis chains now comprise approximately 60% of the market, compared to approximately 30% in 1992. We expect consolidation by these large chain providers to continue. Approximately half of the independent centers are owned or controlled by hospitals. Hospital-based dialysis units typically are more difficult to acquire than independent, physician-owned centers.

  Large chain dialysis providers with whom we compete include Fresenius Medical Care, Gambro and Renal Care Group. Some of our competitors have substantially greater financial resources than we do and may compete with us for acquisitions and the development of new centers in markets targeted by us. There are also a number of large healthcare providers that have entered or may decide to enter the dialysis business.

  Our two largest competitors, Fresenius and Gambro, manufacture a full-line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. In addition, Fresenius is our largest supplier of dialysis products and is also our largest competitor in the dialysis services market.

Insurance

  We carry property and general liability insurance, professional liability insurance and other insurance coverage in amounts deemed adequate by management, based on our claims experience. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors maintain coverage for their individual private medical practices. In most cases, our agreements with our medical directors require the medical directors to secure their own liability insurance coverage for the performance of their duties as medical directors. Our liability policies cover medical directors who are not required or able to obtain insurance and also provide excess secondary coverage above those limits maintained by our medical directors.

Employees

  As of December 31, 2000, we had approximately 12,200 employees, including:

   .  Licensed professional staff (nurses, dieticians and social workers)...........................................................  4,500
   .  Other patient care, support and maintenance staff (patient care and reuse technicians, biomedical personnel and laboratory personnel)..  6,600
   .  Corporate, billing and regional staff..............................  1,100

Item 2. Properties.

  We own six parcels of real property. We operate dialysis centers on three of these properties. One of the remaining three properties is under contract to be sold and the other two are being evaluated for possible sale. We also own a 50% interest in a limited liability company that owns an additional property on which we operate a dialysis center.

  The other dialysis centers that we operate are located on premises leased by us or our general partnerships, limited liability companies or subsidiary corporations, or by entities that we manage. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Our outpatient dialysis centers range in size from 500 to 30,000 square feet, with an average size of 6,500 square feet. We maintain our corporate headquarters in approximately 35,800 square feet of office space in Torrance, California, which we currently lease for a term expiring in 2008. Our business office in Tacoma, Washington is in an 80,000-square foot facility leased for a term expiring in 2009. We maintain a 43,000-square foot facility in Berwyn, Pennsylvania for additional billing and collections staff and limited corporate and regional staff. The Berwyn lease expires in December 2001. We are currently negotiating an extension of this lease with our landlord. Our Florida-based laboratory is located in a 30,000-square foot facility owned by us, with a long-term ground lease, and our Minnesota-based laboratory is located in a 9,500-square foot facility leased by us.

  Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, through the addition of dialysis stations. In addition, we often can build new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the area planned for each of these centers. Expansion or relocation of our dialysis centers would be subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Item 3. Legal Proceedings.

  In July 2000, we entered into a Stipulation of Settlement with the plaintiffs in the consolidated securities class action that was filed against us and several of our former officers in February 1999, In Re Total Renal Care Securities Litigation, Master File No. CV-99-1745-CBM (RCx), United States District Court, Central District of California. The Court entered a final judgment approving the settlement and dismissing the litigation on October 16, 2000. The consolidated complaint alleged violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999. Under the terms of the settlement, a total settlement fund of $25 million has been established. We contributed
$10.8 million to the settlement fund and our directors' and officers' liability insurance carriers funded the balance of the settlement fund. In addition, we have implemented corporate governance principles and procedures to ensure the accountability of our board of directors and management to our stockholders. We admitted to no wrongdoing or liability in the settlement.

  See the heading "United States Attorney's inquiry" in "Item 1. Business" of this report for information on our cooperation with the Civil Division of the United States Attorney's Office for the Eastern District of Pennsylvania in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians.
  See the heading "Laboratory payment reviews" in "Item 1. Business" of this report for information on the payment dispute with our Florida laboratory's Medicare carrier.

  In addition, we are subject to claims and suits in the ordinary course of business. We do not believe that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Securities Holders.

  None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  Our common stock is traded on the New York Stock Exchange under the symbol "DVA". Prior to October 2000, when we formally changed our name to "DaVita Inc." from "Total Renal Care Holdings, Inc.," our stock traded on the New York Stock Exchange under the symbol "TRL". The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

                                                                    High   Low
                                                                   ------ -----
     Year ended December 31, 1999
       1st quarter................................................ $28.00 $7.50
       2nd quarter................................................  15.94  9.81
       3rd quarter................................................  15.31  7.06
       4th quarter................................................   8.56  5.88
     Year ended December 31, 2000
       1st quarter................................................ $ 7.19 $2.56
       2nd quarter................................................   6.00  2.63
       3rd quarter................................................   7.63  6.13
       4th quarter................................................  17.50  8.19

  The closing price of our common stock on March 12, 2001 was $16.50 per share. According to The Bank of New York, our registrar and transfer agent, as of March 12, 2001, there were 2,432 holders of record of our common stock. Since our recapitalization in 1994, we have not declared or paid cash dividends to holders of our common stock. We do not anticipate paying any cash dividends in the foreseeable future. Our bank credit agreements restrict our ability to pay dividends on our common stock. For more details, see the heading "Liquidity and capital resources" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements.

Item 6. Selected Financial Data.

  The following table presents selected consolidated financial and operating data for the periods indicated. The following financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements filed as part of this report.

                                         Year ended December 31,
                          ---------------------------------------------------------
                             2000        1999         1998        1997       1996
                          ----------  -----------  ----------  ----------  --------
                                    (in thousands, except per share)
Income statement data:
Net operating revenues..  $1,486,302  $ 1,445,351  $1,203,738  $  758,403  $496,651
Total operating
 expenses(1)............   1,311,587    1,509,333   1,068,825     646,816   428,698
                          ----------  -----------  ----------  ----------  --------
Operating income
 (loss).................     174,715      (63,982)    134,913     111,587    67,953
Other income (loss).....      (7,201)      (1,895)      4,894       3,175     3,858
Debt expense(2).........     116,637      110,797      84,003      29,082    13,670
Minority interests in
 income of consolidated
 subsidiaries...........      (5,942)      (5,152)     (7,163)     (4,502)   (3,578)
                          ----------  -----------  ----------  ----------  --------
Income (loss) before
 income taxes,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      44,935     (181,826)     48,641      81,178    54,563
Income tax expense
 (benefit)..............      27,960      (34,570)     38,449      35,654    22,031
                          ----------  -----------  ----------  ----------  --------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............  $   16,975  $  (147,256) $   10,192  $   45,524  $ 32,532
                          ==========  ===========  ==========  ==========  ========
Net income (loss)(3)....  $   13,485  $  (147,256) $   (9,448) $   45,524  $ 24,832
                          ==========  ===========  ==========  ==========  ========
Earnings (loss) per
 common share:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $     0.21  $     (1.81) $     0.12  $     0.59  $   0.43
                          ==========  ===========  ==========  ==========  ========
  Net income (loss)(3)..  $     0.17  $     (1.81) $    (0.12) $     0.59  $   0.33
                          ==========  ===========  ==========  ==========  ========
Earnings (loss) per
 common share--assuming
 dilution:
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $     0.20  $     (1.81) $     0.12  $     0.57  $   0.42
                          ==========  ===========  ==========  ==========  ========
  Net income (loss)(3)..  $     0.16  $     (1.81) $    (0.12) $     0.57  $   0.32
                          ==========  ===========  ==========  ==========  ========
Ratio of earnings to
 fixed charges(4).......      1.34:1  (See note 5)     1.50:1      3.18:1    3.88:1
Balance sheet data:
Working capital(6)......  $  148,348  $(1,043,796) $  388,064  $  205,798  $185,904
Total assets ...........   1,596,632    2,056,718   1,911,619   1,279,261   664,799
Long-term debt(7) ......     974,006        5,696   1,225,781     731,192   233,126
Shareholders' equity....     349,368      326,404     473,864     422,446   358,677

--------
(1) Total operating expenses include impairments and valuation losses of $4,556 in 2000 and $139,805 in 1999 and merger related costs of $78,188 in 1998.

(2) Debt expense includes a write-off of deferred financing costs of $1,192 in 2000 and $1,601 in 1999 and a loss on termination of interest rate swap agreements related to refinanced debt of $9,823 in 1998.

(3) Extraordinary losses associated with early extinguishment of debt were $3,490 ($0.04 per share) in 2000, $12,744 ($0.16 per share) in 1998 and
    $7,700 ($0.10 per share) in 1996.

  In 1998 we adopted Statement of Position No. 98-5, Reporting on the Costs for Start-up Activities, or SOP 98-5, which requires that pre-opening and organization costs be expensed as incurred. As a result, unamortized deferred pre-opening and organizational costs of $6,896 ($0.08 per share) were written-off as a cumulative effect of a change in accounting principle in 1998.

(4) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding non-capitalized fixed charges during the period. Fixed charges is defined for this purpose as the total of interest expense, amortization of deferred financing costs and the estimated interest component of rental expense on operating leases.

(5) Due to our loss in 1999, the ratio coverage in 1999 was less than 1:1. We would have had to generate additional earnings of $181,826 to achieve a coverage of 1:1.

(6) The working capital calculation as of December 31, 1999 includes long-term debt that was potentially callable under covenant provisions of $1,425,610.

(7) Long-term debt excludes $1,425,610 as of December 31, 1999 that was potentially callable under covenant provisions. In 2000, the debt was restructured and the 2000 long-term debt reflects scheduled debt maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following should be read in conjunction with our consolidated financial statements and "Item 1. Business." Forward-looking statements should be read in conjunction with the risk factors set forth below.

  Prior to mid-1999, the company had an aggressive growth strategy of acquiring other dialysis businesses. In early 1998, the company merged with RTC in a stock-for-stock transaction valued at approximately $1.3 billion. After the merger with RTC, the company became the second largest provider of dialysis services in the United States. As of December 31, 2000, we operated 488 outpatient dialysis centers in the continental United States. We owned, either through wholly-owned subsidiaries or through majority-owned joint ventures, 440 of these centers. Of the remaining centers, we owned minority interests in eight centers, which were accounted for as equity investments, and we managed 40 centers in which we have no ownership interest.

  The company became highly leveraged as a result of the aggressive growth strategy in place prior to mid-1999. During the fourth quarter of 1999, we announced our intention to sell our dialysis centers outside the continental United States as an important first step in restructuring our balance sheet and reducing our debt burden. In January 2000, we signed definitive agreements to sell substantially all of our operations outside the continental United States. These divestitures were substantially completed in the second quarter of 2000, reducing the number of dialysis centers that we operate outside the continental United States from 84 to 2.

  The rapid growth through acquisitions over the past several years also has had a significant impact on administrative functions, including billing and cash collection processes, which at times operated below optimal levels of efficiency and effectiveness. Beginning in late 1999, we initiated a multiyear turnaround plan focused on improving our financial and operational infrastructure. In October 1999, Kent Thiry was named our chairman and chief executive officer. During 2000, we sold our non-continental U.S. operations, restructured our credit facilities and reduced our debt, settled a securities class action lawsuit, improved collections and focused on our core operations.

Results of operations

  Continental U.S. and non-continental U.S. operating revenues and operating expenses were as follows:

                                                 Year ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                  (dollars in millions)
     Revenues:
       Continental U.S. .................... $1,412  95% $1,321  91% $1,115  93%
       Non-continental U.S. ................     74   5%    124   9%     89   7%
                                             ------ ---  ------ ---  ------ ---
                                             $1,486 100% $1,445 100% $1,204 100%
                                             ======      ======      ======
     Operating expenses:
       Continental U.S. .................... $1,234  94% $1,243  83% $  906  85%
       Non-continental U.S. ................     73   6%    126   8%     85   8%
       Impairment and merger costs .........      4  --     140   9%     78   7%
                                             ------ ---  ------ ---  ------ ---
                                             $1,311 100% $1,509 100% $1,069 100%
                                             ======      ======      ======

  Because all operations outside the continental United States have been divested with the exception of the pending completion of the sale of two centers in Puerto Rico, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

  Operating results excluding the divested non-continental U.S. operations, impairments and merger costs, were as follows (see note 16 to the consolidated financial statements for non-continental U.S. operating results):

                          Continental U.S. Operations

                                               Year ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  ----------  ----------
                                                (dollars in millions)
   Revenues .............................  $1,412  100% $1,321 100% $1,115 100%
   Operating expenses:
     Dialysis centers and labs ..........     973   69%    893  68%    709  64%
     General and administrative .........     120    8%    124   9%     72   6%
     Depreciation and amortization ......     103    7%     99   7%     83   7%
     Provision for uncollectible accounts
      ...................................      38    3%    127  10%     42   4%
                                           ------  ---  ------ ---  ------ ---
                                            1,234   87%  1,243  94%    906  81%
                                           ------  ---  ------ ---  ------ ---
   Operating income before impairment
    losses and merger costs .............  $  178   13% $   78   6% $  209  19%
                                           ======       ======      ======
   Impairment losses and merger costs:
     Non-continental U.S. operations ....  $   (1)      $   83
     Continental U.S. operations ........       5           57
     Merger costs .......................                           $   78
                                           ------       ------      ------
                                           $    4       $  140      $   78
                                           ======       ======      ======

  Revenues. Operating revenues for the continental United States were made up of the following:

                                                                   Year ended
                                                                  December 31,
                                                                 ----------------
                                                                 2000  1999  1998
                                                                 ----  ----  ----
Percent of total revenue:
  Dialysis services ............................................  97%   96%   96%
  Lab and other ................................................   2     3     3
  Management fee income ........................................   1     1     1
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  Dialysis services. Dialysis services include outpatient center hemodialysis, which accounts for approximately 87% of total dialysis treatments, home dialysis, and inpatient hemodialysis with contracted hospitals. A major component of dialysis revenue is the administration of EPO, which represents approximately 25% of net operating revenues, and other drugs as part of the dialysis treatment.

  Dialysis services are paid for primarily by Medicare and state Medicaid programs in accordance with rates established by HCFA, and by other third-party payors such as HMOs and health insurance carriers. Services provided to patients covered by third-party insurance companies are normally reimbursed at rates higher than Medicare or Medicaid rates. Patients covered by employer group health plans generally convert to Medicare after 33 months of treatment.

  The majority of earnings from dialysis services are derived from commercial payors, some of which pay at negotiated reimbursement rates and others which pay based on our usual and customary rates. The commercial reimbursement rates are under continual pressure as we negotiate contract rates with large HMO's and insurance carriers. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the reimbursement rates generally decline substantially.

  Dialysis services revenues by payor type were as follows:

                                                                 Year ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
Percent of total dialysis revenue:
  Medicare....................................................  53%   54%   53%
  Medicaid....................................................   5     5     4
                                                               ---   ---   ---
                                                                58    59    57
  Commercial and other........................................  42    41    43
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  The number of equivalent hemodialysis treatments associated with the continental U.S. operations totaled 5.4 million, 5.1 million and 4.4 million for 2000, 1999 and 1998, respectively. The increases in the number of treatments accounted for approximately 50% and 97% of the total growth in dialysis services revenue for 2000 and 1999, respectively. The treatment volume growth in 2000 was principally associated with existing centers and the growth in 1999 was principally due to the acquisition and development of new dialysis centers. The treatment growth rate for centers in place for at least one year was approximately 3% for 2000 and 5% for 1999 and 1998.

  Approximately 50% of the increase in revenue for 2000 was attributable to an increase in the average reimbursement rate per treatment. The average reimbursement rates per equivalent hemodialysis treatment were $256, $246 and $245 for 2000, 1999 and 1998, respectively. The substantial increase in the average reimbursement rates in 2000 was principally attributable to improvements in revenue capture and billing and collections operations, the administering of two new higher cost drugs and a 1.2% increase in Medicare reimbursement rates. The average reimbursement rate for the fourth quarter of 2000 was approximately $266, compared with approximately $260 for the third quarter and $248 for the first half of 2000. The higher average reimbursement rate in the fourth quarter over the third quarter was principally due to the two new drugs being administered. These new drugs, Ferrlecit(R) and Zemplar(R), are higher cost replacement therapies that provide superior clinical results.

  As of year-end 2000, the Medicare ESRD composite rates were between $118 and $140 per treatment, with an overall average of $129 per treatment. The Medicare ESRD composite rate was increased by 1.2% both on January 1, 2000 and on January 1, 2001. An additional 1.2% increase will become effective April 1, 2001, plus an adjustment factor designed to provide the benefits of the increase as if it had been effective on January 1, 2001.

  We currently expect that our growth rate of dialysis treatments, other than through acquisitions, will generally be in the 3% to 4% range for 2001, which is below the industry average growth rate. We believe that we will be able to sustain or improve average revenue per treatment during 2001 based on current information, trends and projections. These projections involve significant risks and uncertainties and actual results may vary significantly from these current projections.

  Lab and other services. We operate two licensed clinical laboratories specializing in ESRD patient testing, principally for our own patients. Routine lab tests are included in the Medicare composite treatment rates and do not generate incremental revenue. Total lab and other services revenue was 2% of total revenue for 2000 and 3% of total revenue for 1999 and 1998. See the "Liquidity and capital resources" discussion below regarding revenue collection contingencies associated with our laboratory operations.

  Management fee income. Management fee income represents approximately 1% of total revenues. We currently manage 48 third-party dialysis centers utilizing our existing infrastructure. The management fees are established by contract and are typically based on a percentage of revenue of the managed facility.

  Dialysis centers and lab expenses. Operating expenses consist of costs and expenses specifically attributable to the operations of dialysis centers and labs, including direct labor, drugs, medical supplies, and other patient care service costs. Operating expenses as a percentage of dialysis, lab and pharmacy services revenues, excluding non-continental U.S. operations, were 69%, 68% and 64% for 2000, 1999 and 1998, respectively. The higher percentages for 2000 and 1999 operating expenses reflect cost growth in excess of the average revenue increases realized. Cost increases as a percentage of revenues for 2000 and 1999 were principally associated with increased compensation expense, including profit sharing plan expense in 2000.

  General and administrative expenses. General and administrative expenses consist of those costs not specifically attributable to the dialysis centers and labs and include expenses for corporate and regional administration, including centralized accounting, billing and cash collection functions. General and administrative expenses as a percentage of total revenues, excluding non-continental U.S. operations, were 8.5%, 9.4% and 6.5% for 2000, 1999 and 1998, respectively. The higher level of general and administrative expenses in 1999 compared with 1998 was principally associated with compensation costs, including severance and retention payments, legal and other professional fees and consulting fees. Compensation costs increased in 1999 as additional management and staff were added to address the process problems that had developed following the merger with RTC in early 1998. Shortly after the merger, many of the RTC general and administrative departments were eliminated in an attempt to achieve integration synergies more quickly. While the actions in 1998 lowered some general administrative costs during 1998, the resulting process inefficiencies impacted revenue collections and other business processes. The significant increase in general and administrative expense as a percentage of revenue for 1999 compared to 1998 reflects both the reductions in staffing in 1998 and the increases in staffing in 1999. In addition to the increases in staffing levels during 1999 for centralized business processes, there were also management increases in the regional operations. We continued to add administrative staff during 2000 to further address operating performance needs. Additionally, current plans include further staffing increases and infrastructure investments in 2001, including development activities for new clinical and billing systems.

  Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable as a percentage of revenue was approximately 3%, 10% and 4% for 2000, 1999 and 1998, respectively. The high level of provision for uncollectible accounts in 1999 resulted from our inability to achieve our projected cash collection trends during 1999. As discussed above, the rapid growth through acquisitions and the merger with RTC in 1998 had a significant impact on administrative functions, including billing and cash collection processes, which at times operated below optimal levels of efficiency and effectiveness. The backlog of aged accounts receivable continued to increase during the first half of 1999 due to high turnover of billing and collection personnel and process inefficiencies. The build-up of the backlog of aged accounts not processed on a timely basis created collection difficulties at a level not previously experienced, resulting in the unusually high write-offs in 1999. Other than the uncertainty associated with the Florida lab receivables, as discussed below, the provision for uncollectible accounts receivable is expected to be generally in the range of 2% to 3% over the long term.

  Impairment and valuation losses. During the fourth quarter of 1999, we announced our intention to sell our dialysis operations outside the continental United States resulting in an impairment charge of $83 million representing the estimated losses on the sales of these operations, including the costs of buying out minority interests and the direct transaction costs of completing the sale. The divestitures were substantially completed in the second quarter of 2000. Net recoveries of approximately $1 million were recorded in 2000 associated with the non-continental U.S. operations.

  The impairment and valuation losses of $57 million recorded in 1999 associated with dialysis centers within the continental United States similarly relate to actions taken and decisions made during 1999. In addition to divesting non-continental U.S. operations, we took actions to curtail new center acquisitions and developments and to close centers not supporting our new strategic direction. The losses principally related to centers identified for closure or sale during the first half of 2000, new center plans terminated and projects abandoned and impairments of loans to and investments in third-party dialysis-related businesses. The impairment losses were determined based on estimated net realizable values and projections of cash flows. Additional charges of $5 million on continental U.S. operations were taken in 2000. The closure and abandonment losses averaged less than $1 million per center and were principally associated with the impairment of leasehold improvements and intangible assets specifically identified with these centers. Our new strategic direction and curtailed new center acquisitions had also affected the valuation of several partnership investments in third-party dialysis related businesses. We do not expect recovery of the impairment losses even through potential bankruptcy processes. With respect to impaired loans, we do not accrue interest receivable unless the estimated recovery amounts justify such accruals.

  We perform impairment reviews for our investments in and advances to third-party dialysis businesses whenever a change in condition occurs, including changes in our business strategy and plans, or when the third-party dialysis business experiences deteriorating operating performance or liquidity problems. With regard to the potential impairment of goodwill balances, we routinely review cash flows for the specific center operations associated with the respective goodwill balances that resulted from the acquisition of that specific group of centers. Other than in connection with the impairment losses discussed above, we determined that there were no goodwill impairments as of year-end 2000.

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

Debt expense

  Debt expense for 2000 and 1999 consisted of interest expense of approximately $113 and $107 million, respectively, and the amortization and write-off of deferred financing costs of approximately $4 million in both years. Although the average debt balance was lower in 2000 compared with 1999, the effective interest rates during the first half of 2000 for the credit facilities were significantly higher because we were not in compliance with several debt covenants during that time.

Other income (loss)

  The net of other income and loss items was a loss of $7.2 million and $1.9 million for 2000 and 1999 and income of $4.9 million for 1998. Included in other income (loss) for 2000 was $7.7 million of interest income and losses of $10.8 million and $4.7 million related to the settlement of a stockholder class action lawsuit and the recognition of the foreign currency translation loss associated with the divestitures of the non-continental U.S. operations. The foreign currency translation loss had previously been recognized in comprehensive income. Interest income for 1999 amounted to $4.8 million, which was more than offset by equity investment and other non-operating losses. Other income for 1998 included $3.9 million of interest income.

Provision for income taxes

  The provision for income taxes for 2000 was $28 million, or an effective rate of 62%. The high effective rate resulted from the relatively low level of pre-tax earnings in relation to permanent differences such as non-deductible amortization and deferred tax valuation allowances associated with the sale of non-continental U.S. operations and the cancellation of medical director stock options.

  The provision for income taxes for 1999 was a tax benefit (negative expense) of $35 million, reflecting current and deferred tax benefits resulting from the 1999 pre-tax loss. The 1999 tax benefit was reduced by a deferred tax asset valuation allowance for impairment and valuation losses that are capital in nature. For tax purposes, such losses may only be offset against capital gains within a limited carryback and carryforward period. Due to our limited ability to generate capital gains from operations, a tax benefit has not been recorded for these losses.

  The provision for income taxes for 1998 was $38 million, resulting in an effective tax rate of 79%. This high effective rate was primarily due to non-deductible merger expenses.

  Based on current plans and projections we expect the effective income tax rate for our core operations to be in the range of 41% to 44% for 2001.

Extraordinary items

  The extraordinary losses of $3.5 million and $12.7 million net of tax for 2000 and 1998 are related to the write off of unamortized deferred financing costs associated with the early extinguishment of debt. In July 2000, we restructured our revolving and term credit facilities. In 1998, in conjunction with the RTC merger, the RTC revolving credit agreement was terminated.

Cumulative effect of change in accounting principle

  Effective January 1, 1998, we adopted SOP 98-5, which requires that pre-opening and organizational costs incurred in conjunction with our new centers be expensed as incurred. Previously we had amortized such costs over five years. We recorded a 1998 charge of $6.9 million, net of income tax effect, representing the cumulative effect of this change in accounting principle.

Projections for 2001

  Based on current conditions and recent experience, our current projections for 2001 are for normal operating earnings before depreciation and amortization, debt expense and taxes to be in the range of $300 million to $330 million. These projections assume minimal acquisitions, an internal annual growth rate of the number of dialysis treatments of approximately 3% to 4%, limited opportunities to improve the mix of and reimbursement rates for non-Medicare treatments, and underlying cost growth trends consistent with recent years. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Additionally, the renegotiation or restructuring of unfavorable managed care contracts, medical director agreements or other arrangements may result in future impairment or other charges. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney's Office, DOJ or HHS in any pending or future review of our business, or otherwise.

Liquidity and capital resources

  Following several years of rapid growth through acquisitions financed by increases in debt, our borrowings totaled approximately $1.5 billion by of the end of 1999, or 82% of total debt plus book equity. Because of our poor operating performance and earnings charges in 1999, we were not in compliance with several debt covenants as of December 31, 1999. As a result of this non-compliance, all outstanding debt under the credit facilities and the convertible subordinated notes were potentially callable and therefore classified as a current liability as of December 31, 1999. In July 2000, we restructured our credit facilities and are now in compliance with all credit facility covenants.

  The major terms of the restructured credit facilities included the collateralization of the debt with substantially all our assets, the reduction in the revolving credit availability to $150 million together with conversion of $299 million of the previously existing revolving facility into a term loan, a new quarterly amortization schedule beginning September 30, 2000 and an immediate permanent pay-down of $50 million. In conjunction with the restructuring, the associated interest rates returned to the lower LIBOR-based rate formulas in effect prior to the non-compliance.

  As of December 31, 2000, total borrowings had been reduced to $976 million, or 74% of total debt plus book equity. This represented a reduction of $482 million or 33% from the beginning of the year. Because of pre-payments on the term loan of the credit facility, the next principal payment was not due until December 2002 and the available balance under the current $150 million revolving line of credit was unused as of December 31, 2000. We made these substantial pay-downs on the credit facilities with proceeds from the divestitures of our non-continental U.S. operations and improved operating cash flows during 2000.

  Net cash provided by operating activities amounted to $308 million, $172 million and $11 million for 2000, 1999 and 1998, respectively. Approximately half of the $308 million operating cash flow in 2000 was attributable to cash earnings, net earnings adjusted for non-cash items, and the balance was attributable to changes in working capital. Reductions in accounts receivable of $60 million and income tax refunds of $37 million accounted for the majority of the positive cash flow from working capital changes. Operating cash flow less capital expenditures was $267 million for 2000, compared with $65 million for 1999. Net proceeds from the sale of the non-continental U.S. operations were approximately $133 million in 2000.

  The continental U.S. accounts receivable balance at December 31, 2000 represented approximately 73 days of net revenue, net of bad debt provision, an improvement of 21 days over the prior year end.

  During 2000, investing activities generated net cash of $93 million as a result of the divestiture of our non-continental U.S. operations for approximately $133 million. Net cash used in investing activities for 1999 and 1998 amounted to $297 million and $469 million, including $154 million and $338 million for acquisitions. These acquisitions were funded with long-term debt. Capital expenditures including development of new centers were $41 million, $107 million and $83 million for 2000, 1999 and 1998, respectively. Based on current projections, we expect capital expenditures to be in the $75 million to $85 million range for 2001, with a substantial portion related to new center developments.

  As of December 31, 2000, we had net working capital of $148 million, including cash of $31 million. Additionally, we have $150 million available under our revolving line of credit. We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Contingencies

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996 and $15 million for the review period from May 1996 to March 1998. The carrier has suspended all payments of Medicare claims from this laboratory since May 1998. The carrier has also determined that $16.1 million of the suspended claims for the review period from April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justification. The carrier has alleged that approximately 99% of the tests the laboratory performed during the review period from January 1995 to April 1996, 96% of the tests performed in the period from May 1996 to March 1998 and 70% of the tests performed in the period from April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justification. In August 2000, the carrier requested additional records with respect to the time period August 1999 to May 2000.

  We are disputing the overpayment determinations and have provided supporting documentation of our claims. We have initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000, the hearing officer issued a decision upholding the overpayment determination of $5.6 million. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000, the hearing officer issued a decision upholding $14.2 million, or substantially all of the overpayment determination. We have filed appeals of both decisions to a federal administrative law judge and have moved to consolidate the two appeals. At this time, we have not received a scheduled date for a hearing with an administrative law judge, although HHS has informed us that we can expect a hearing during the second quarter of 2001.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. In July 1999, the court dismissed our complaint because we had not exhausted all administrative remedies, that is, the carrier review and administrative law judge processes described above.

  In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 we sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of DOJ and HHS of this matter, and we had provided requested information to DOJ. We met with DOJ in February 2001, at which time they requested additional information from us, which we will provide.

  The timing of the final resolution of this matter is highly uncertain and beyond our control or influence. Beginning in the third quarter of 2000, we stopped accruing additional Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. The amount of potential Medicare revenue not accrued beginning in the third quarter of 2000 was approximately $4 million per quarter. As of June 30, 2000, the cumulative recognized gross revenue associated with the withheld billings was approximately $38 million. We estimate that the potential cash exposure as of December 31, 2000 was not more than $15 million based on the carrier's overpayment findings noted above. In addition, the government could impose additional fines and penalties, which could be substantial.

  In February 2001, the Civil Division of the United States Attorney's Office for the Eastern District of Pennsylvania contacted us and requested that we cooperate with them in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians.

  The Civil Division has requested that we provide a wide range of information responding to the areas of review but has not initiated any legal process or served any subpoena on us. The Civil Division has indicated that it is not making any allegation of wrongdoing at this time and that no criminal action against us or any individual is currently contemplated. However, the Civil Division could change the scope or focus of its inquiry at any time. We are cooperating in this review.

Quarterly results of operations

  The following table sets forth selected unaudited quarterly financial data and operating information for 2000 and 1999.

                                                             Quarters ended
                          -------------------------------------------------------------------------------------------
                                             2000                                          1999
                          --------------------------------------------  ---------------------------------------------
                          December 31 September 30 June 30    March 31  December 31  September 30 June 30    March 31
                          ----------- ------------ --------   --------  -----------  ------------ --------   --------
Financial data (000's):
Net operating revenues..   $372,746     $362,535   $378,908   $372,113   $ 373,120     $367,168   $352,819   $352,244
Operating expenses......    256,407      248,734    267,714    259,298     262,618      250,433    250,548    229,640
General and
 administrative
 expenses...............     30,164       29,920     31,619     31,921      44,663       32,725     29,559     23,608
Operating income
 (loss).................     51,649       49,906     32,843     40,317    (154,864)      35,107     (6,353)    62,128
Income before
 extraordinary item.....     15,333       13,150    (15,355)     3,847    (150,664)       2,259    (22,059)    23,207
Net income (loss).......     15,333        9,660    (15,355)     3,847    (150,664)      (2,259)   (22,059)    23,207

Per share data--assuming
 dilution:
Income (loss) per share
 before extraordinary
 item...................   $   0.18     $   0.16   $  (0.19)  $   0.05   $   (1.86)    $   0.03   $  (0.27)  $   0.28
Income (loss) per
 share..................       0.18         0.12      (0.19)      0.05       (1.86)        0.03      (0.27)      0.28

Selected operating
 statistics:
Outpatient dialysis
 centers................        490          490        574        569         572          569        564        541
Total treatments
 (000's)................      1,371        1,364      1,564      1,519       1,541        1,510      1,467      1,393
Net operating revenues
 per treatment..........   $    272     $    266   $    242   $    245   $     242     $    243   $    241   $    253
Operating income
 margin.................       13.9%        13.8%       8.7 %     10.8%      (41.5)%        9.6 %     (1.8)%     17.6%

                                  RISK FACTORS

  This Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. We have identified some of these forward-looking statements with words such as "anticipates," "believes," "expects," "will," "should" and "intends" and the negative of these words or other comparable terminology. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, earnings before depreciation and amortization, debt expense and taxes, effective income tax rates and capital expenditures.

  These statements involve known and unknown risks and uncertainties, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions. Our actual results may differ materially from results anticipated in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include those set forth below. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

If the percentage of our patients paying at or near our list prices declines, then our revenues, cash flows and net income would be substantially reduced.

  Approximately 41% of our net operating revenues in 1999 and 40% in 2000 were generated from patients who had private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The remainder of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates at which they pay us will increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have an adverse effect on our revenues, cash flows and net income.

If we are unable to renegotiate material contracts with managed care plans on acceptable terms, we may experience a decline in same center growth.

  We have contracts with some large managed care plans that include unfavorable terms. Although we are attempting to renegotiate the terms of these contracts, we cannot predict whether we will reach agreement on new terms or whether we will renew these contracts. As a result, we may lose numerous patients of these managed care plans and experience a decline in our same center growth, which will negatively impact our revenues.

Over the long term, we expect the profit margins in the dialysis industry to decline, which will have a negative impact on our net income and cash flows.

  During the past few years, industry operating margins have increased due to:

  . Increased provision of ancillary services that have higher profit margins;

  . The extension of the period for which private payors remain the primary insurer, until Medicare becomes the primary insurer; and

  .  Pricing increases for private pay patients.

  We believe that the profit margins in ancillary services will not continue to grow and that the additional profit from the extension of the private insurance coverage period was a one-time event. Accordingly, we expect to see declining profit margins in the dialysis industry.

  Other forces that also may result in long-term industry margin compression include increases in labor and supply costs at a faster rate than reimbursement rate increases, reimbursement cuts for ancillary services and an inability to achieve future pricing increases, or maintain current pricing, for both private pay and managed care patients. Any significant decrease in our margins would have a negative impact on our net income and cash flows.

Future declines, or the lack of further increases, in Medicare reimbursement rates could reduce our net income and cash flows.

  Approximately 54% of our net operating revenues in 1999 and 53% in 2000 were generated from patients who had Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. These rates have declined over 70% in real dollars since 1972. Congress recently enacted two separate increases of 1.2% to the Medicare composite reimbursement rate for dialysis effective January 1, 2000 and January 1, 2001. An additional 1.2% increase will become effective April 1, 2001, plus an adjustment factor designed to provide the benefits of the increase as if it had become effective on January 1, 2001. These were the first increases in the composite rate since 1991 and are significantly less than the cumulative rate of inflation since 1991. The Medicare Payment Advisory Commission has also recommended to Congress that there be no increase in the composite rate for 2002. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted for inflation, our net income and cash flows may be adversely affected.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our net income and cash flows.

  In legislation enacted in December 2000, Congress mandated government studies on whether:

  . The Medicare composite rate for dialysis should be modified to include an annual inflation increase--study due July 2002;

  . The Medicare composite rate for dialysis should be modified to include additional services, such as laboratory and other diagnostic tests, and the administration of EPO and other pharmaceuticals, in the composite rate--study due July 2002; and

  . Reimbursement for many outpatient prescription drugs that we administer to dialysis patients should be reduced from the current rate of 95% of the average wholesale price of each drug--study due September 2001.

  If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO was approximately 13% of our net revenue in 1999 and 2000. If EPO were included in the composite rate, and if the composite rate were not increased sufficiently, our revenue would decrease substantially. Reductions in current reimbursement rates for EPO or other outpatient prescription drugs would also reduce our revenue.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

  If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Most physicians prefer to have their patients treated at centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for our centers is typically the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, it may negatively impact the former medical director's decision to treat his or her patients at our centers.

  Medical directors contract with us for fixed periods, generally five to ten years. Unless extended, the agreements with medical directors at centers serving approximately 3,600 patients will expire on or before December 31, 2002. Medical directors have no obligation to extend their agreements with us.

  We also may take actions to restructure existing relationships or take positions in negotiating extensions of relationships in order to assure compliance with anti-kickback and similar laws. These actions could negatively impact physicians' decisions to extend their medical director agreements with us. For example, we have recalled stock options and we require monthly statements from our medical directors certifying that they have performed their contractual obligations. To our knowledge, we are the only major dialysis provider to have done this. In addition, if the terms of an existing agreement were found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement.

Our rollout of new information technology systems will disrupt our billing and collection activity, may not work as planned and could have a negative impact on our results of operations and financial condition.

  We intend to roll out new information technology systems in each of our dialysis centers over the next few years. It is likely that this rollout will disrupt our billing and collection activity and may cause other disruptions to our business operations, which may negatively impact our cash flows.

  We have experienced disruption of our billing and collection activity in the past. From the time of our formation in 1994 through 1998, we expanded aggressively through acquisitions. We experienced difficulty integrating our operations with the newly acquired businesses, which negatively impacted administrative functions, including billing and collection activity.

  Also, the new systems may not work as planned or improve our billing and collection processes. If they do not, we may have to spend substantial amounts to enhance or replace these systems.

If the current shortage of skilled clinical personnel or our high level of personnel turnover continues, we may experience disruptions in our business operations.

  We are experiencing difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. This shortage limits our ability to expand our operations. We also have a high personnel turnover rate in our dialysis centers and central billing and accounting offices. Turnover has been the highest among our reuse technicians, patient care technicians and unit secretaries. Recent efforts to reduce this turnover may not succeed. If we are not successful, or if we are unable to hire skilled clinical personnel when needed, our operations and our same center growth will be negatively impacted.

Adverse developments with respect to EPO could materially reduce our net income and cash flows and affect our ability to care for our patients.

  Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO. For example, Amgen unilaterally decided to increase its base price for EPO by 3.9% effective March 1, 2000. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. Recent developments in accepted clinical procedures with respect to the administration of EPO may also decrease the frequency of EPO administration, increase our administration costs or require us to purchase EPO with preservative at a higher price. In addition, Amgen is developing a new product that may replace EPO or reduce its use. We cannot predict when this product may be introduced to the dialysis market, nor what its cost and reimbursement structure will be. Increases in the cost of EPO, whether through net price increases or higher administration costs, or the introduction of Amgen's new product, could have a material adverse effect on our net income and cash flows.

The cost of our medical supplies on a per-treatment basis has been increasing. If this trend continues it could negatively impact our net income and cash flows.

  During the past two years, we have experienced an increase in the cost per treatment of our medical supplies due to an increase in our utilization of supplies and increases in pricing from suppliers. Two of our major competitors are also major providers of medical supplies and equipment, and our largest supplier, Fresenius Medical Care, is also the largest provider of dialysis services in the world. In the past few years, the number of suppliers of dialysis-specific medical supplies has declined due to consolidation among these suppliers. If we are not able to manage our medical supply utilization better or achieve cost savings from our suppliers, we may experience a reduction in our net income and cash flows.

We may not have sufficient cash flow from our business to pay our substantial debt.

  As of December 31, 2000 we had:

  . Total consolidated debt of approximately $976 million, including $499 million outstanding under our credit facilities; and

  .  A ratio of earnings to fixed charges of 1.34:1.

  The following table shows the aggregate interest and principal payments due on all of our currently outstanding debt for each of the next five fiscal years. Also, because the interest rate under our credit facilities is based upon a variable market rate plus a margin determined by the amount of debt we incur relative to our earnings before income taxes, depreciation and amortization, the amount of these interest payments could fluctuate substantially in the future. Also, we are not prohibited from incurring additional debt.

   Scheduled payments                                         Interest Principal
   ------------------                                         -------- ---------
                                                                 (dollars in
                                                                  thousands)
   For the year ending December 31:
     2001.................................................... $83,033  $  1,676
     2002....................................................  82,871    15,062
     2003....................................................  65,444   232,519
     2004....................................................  54,800    70,212
     2005....................................................  47,541    70,198

  Due to the large amount of these principal and interest payments, we may not generate enough cash from our operations to meet these obligations or to fund other liquidity needs. Our ability to generate cash in the future is, to some extent, subject to risks and uncertainties that are beyond our control. If we are unable to meet our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise funds in the capital markets. We may not be able to engage in any of these activities on desirable terms or at all, which could result in a default on our debt obligations.

The large amount and terms of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

  Our credit facilities contain numerous financial and operating covenants that limit our ability to engage in activities such as incurring additional debt, acquiring and developing new dialysis centers, disposing of assets, or repurchasing our common stock. These covenants require that we meet financial ratios including interest coverage, net worth and leverage tests.

  The large amount of our outstanding debt and the limitations our credit facilities impose on us could have other important consequences, including:

  . We will have to use much of our cash flow for scheduled debt service rather than for operations;

  . We may not be able to increase our borrowings under the credit facilities or obtain other debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes;

  . We could be less able to take advantage of significant business opportunities, including acquisitions or divestitures;

  . Our vulnerability to general adverse economic and industry conditions could be increased; and

  .  We could be at a competitive disadvantage to competitors with less debt.

If we fail to adhere to all of the complex government regulations that apply to our business, we could incur substantial fines or be excluded from participating in government reimbursement programs.

  Our dialysis operations are subject to extensive federal, state and local government regulations, including federal and state anti-kickback laws. We endeavor to structure all of our relationships with referring physicians to comply with these laws. In many cases, our physician arrangements do not satisfy all of the elements of the safe harbor protections from the anti-kickback laws and could be found to violate these laws. If any of our operations are found to violate these or other government regulations, we could suffer severe penalties, including:

  .  Suspension of payments from government programs;

  .  Loss of required government certifications;

  . Loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare ESRD program and Medicaid programs;

  . Loss of licenses required to operate health care facilities in some of the states in which we operate; and

  . Fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.

  The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. For the fiscal year ended September 30, 2000, DOJ announced total recoveries of $840 million from healthcare civil fraud cases, including a $486 million settlement with one of our competitors as a result of an OIG and DOJ investigation into some of its business practices.

  In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has markedly increased, consistent with recommendations of the OIG included in its June 2000 testimony before the Senate Special Committee on Aging regarding Medicare's system for the external quality review of kidney dialysis centers. We have incurred increases in administrative costs as a result of this regulatory activity. We expect this regulatory scrutiny to continue, if not increase, which will result in additional administrative expenses and could lead to penalties being assessed against us or the loss of Medicare certification at affected centers.

The pending federal review of some of our historical practices could result in substantial penalties against us.

  We are voluntarily cooperating with the Civil Division of the United States Attorney's Office for the Eastern District of Pennsylvania in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. We are unable to determine when this matter will be resolved, whether any additional areas of inquiry will be opened or any outcome of this inquiry, financial or otherwise. Any negative findings from this review could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

We may never collect the payments suspended as a result of a third-party carrier review of our laboratory subsidiary.

  Our Florida-based laboratory subsidiary is the subject of a third-party carrier review relating to claims the laboratory submitted for Medicare reimbursement. In May 1998, the carrier suspended all further Medicare payments to this laboratory. For the first six months of 2000, Medicare revenue from this laboratory represented approximately 1% of our net revenues. Beginning in the third quarter of 2000, we ceased recognizing current Medicare revenue from this laboratory. As of June 30, 2000, the cumulative recognized gross revenue associated with the withheld billings was approximately $38 million. Based on the carrier's overpayment determinations to date, we estimate that our potential cash exposure at December 31, 2000 was not more than $15 million. We may never recover the amounts withheld and we cannot predict what action DOJ or the OIG may take in this matter. The government could impose additional penalties or fines against us, which could be substantial.

Total assets, stockholders' equity and earnings could be materially reduced if goodwill balances become impaired.

  Our balance sheet includes an amount designated as "goodwill" that represents 50% of our total assets and 228% of our stockholders' equity at December 31, 2000. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the amortization of goodwill and all other intangible assets over the period benefitted. The current average remaining amortization period is 35 years for our goodwill. We routinely review cash flows for the specific operations associated with the respective goodwill balances to determine whether there are potential impairments of the unamortized goodwill balances. If goodwill balances are determined to be impaired and impairment losses are recorded, total assets, stockholders' equity and earnings could be materially reduced.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

  The table below provides information about our financial instruments that are sensitive to changes in interest rates.

  For our debt obligations, the table presents principal repayments and current weighted average interest rates on these obligations as of December 31, 2000. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2000. These rates are based on LIBOR plus a margin of 3.00% and 3.75% for the revolving and term credit facilities debt, respectively.

                        Expected maturity date                         Average
                       ------------------------                  Fair  interest
                       2001 2002 2003 2004 2005 Thereafter Total value   rate
                       ---- ---- ---- ---- ---- ---------- ----- ----- --------
                                        (dollars in millions)
Long-term debt
  Fixed rate..........                             $470    $470  $403    6.63%
  Variable rate....... $ 2  $15  $233 $70  $70      116     506   506   10.11

Exchange rate sensitivity

  In the second quarter of 2000, we divested our foreign operations in Argentina, Germany, Italy and the United Kingdom and we are currently not exposed to any foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

  See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  A change in our accountants was previously reported in a current report on Form 8-K filed on August 23, 2000.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by this item will appear in, and is incorporated by reference from, the section entitled "Proposal No. 1. Election of Directors" under the subheading "Information concerning nominees to our board of directors" and the section entitled "Executive Officers, Compensation and Other Information" under the subheadings "Information concerning our executive officers" and "Section 16(a) beneficial ownership reporting compliance" included in our definitive proxy statement relating to our 2001 annual stockholder meeting.

Item 11. Executive Compensation.

  The information required by this item will appear in, and is incorporated by reference from, the section entitled "Proposal No. 1. Election of Directors" under the subheading "Compensation of directors" and the section entitled "Executive Officers, Compensation and Other Information" under the subheadings "Executive compensation," "Employment agreements" and "Compensation committee interlocks and insider participation" included in our definitive proxy statement relating to our 2001 annual stockholder meeting. The compensation committee report and performance graph required by Items 402(k) and (l) of Regulation S-K are not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Principal Stockholders, Directors and Officers" included in our definitive proxy statement relating to our 2001 annual stockholder meeting.

Item 13. Certain Relationships and Related Transactions.

  The information required by this item will appear in, and is incorporated by reference from, the section entitled "Certain Relationships and Related Transactions" included in our definitive proxy statement relating to our 2001 annual stockholder meeting.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) Documents filed as part of this Report:

  (1) Index to Financial Statements:

                                                                          Page
                                                                          ----
Reports of Independent Accountants......................................   F-1

Consolidated Balance Sheets as of December 31, 2000 and December 31,
 1999...................................................................   F-2

Consolidated Statements of Income and Comprehensive Income for the years
 ended December 31, 2000, December 31, 1999 and December 31, 1998.......   F-3

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, December 31, 1999 and December 31, 1998..........................   F-4

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 2000, December 31, 1999 and December 31, 1998.............   F-5

Notes to Consolidated Financial Statements..............................   F-6

  (2) Index to Financial Statement Schedules:

Reports of Independent Accountants on Financial Statement Schedule......   S-1

Schedule II--Valuation and Qualifying Accounts..........................   S-2

  (3) Exhibits:

    3.1 Amended and Restated Certificate of Incorporation of Total Renal Care
         Holdings Inc., or TRCH, dated December 4, 1995.(1)

    3.2 Certificate of Amendment of Certificate of Incorporation of TRCH, dated
         February 26, 1998.(2)

    3.3 Certificate of Amendment of Certificate of Incorporation of DaVita Inc.
         (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.X

    3.4 Bylaws of TRCH, dated October 6, 1995.(3)

    4.1 Indenture, dated June 12, 1996 by Renal Treatment Centers, Inc., or
         RTC, to PNC Bank including form of RTC Note.(5)

    4.2 First Supplemental Indenture, dated as of February 27, 1998, among RTC,
         TRCH and PNC Bank under the 1996 Indenture.(2)

    4.3 Second Supplemental Indenture, dated as of March 31, 1998, among RTC,
         TRCH and PNC Bank under the 1996 Indenture.(2)

    4.4 Indenture, dated as of November 18, 1998, between TRCH and United
         States Trust Company of New York, as trustee, and form of Note.(6)

    4.5 Registration Rights Agreement, dated as of November 18, 1998, between
         TRCH and DLJ, BNY Capital Markets, Inc., Credit Suisse First Boston
         Corporation and Warburg Dillon Read LLC, as the initial purchasers.(6)

    4.6 Purchase Agreement, dated as of November 12, 1998, between TRCH and the initial purchasers.(6)

   10.1 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(7)*

   10.2 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(8)*

   10.3  Amendment to Mr. Thiry's Employment Agreement, dated May 20, 2000.
          (10)*

   10.4  Second Amendment to Mr. Thiry's Employment Agreement, dated November
          28, 2000.X*

   10.5 Employment Agreement, dated as of March 1, 1998, by and between TRCH and John J. McDonough.(11)*

   10.6 Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.X*

   10.7 Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.X*

   10.8 Consulting Agreement, dated as of October 1, 1998, by and between Total Renal Care, Inc. and Shaul G. Massry, M.D.(8)*

   10.9  Second Amended and Restated 1994 Equity Compensation Plan.(11)*

   10.10 Form of Stock Subscription Agreement relating to the 1994 Equity
          Compensation Plan.(4)*

   10.11 Form of Promissory Note and Pledge Agreement relating to the 1994
          Equity Compensation Plan.(4)*

   10.12 Form of Purchased Shares Award Agreement relating to the 1994 Equity
          Compensation Plan.(4)*

   10.13 Form of Nonqualified Stock Option relating to the 1994 Equity
          Compensation Plan.(4)*

   10.14 First Amended and Restated 1995 Equity Compensation Plan.(11)*

   10.15 Employee Stock Purchase Plan, 1999 Amendment and Restatement.(11)*

   10.16 First Amended and Restated 1997 Equity Compensation Plan.(11)*

   10.17 First Amended and Restated Special Purpose Option Plan.(11)*

   10.18 1999 Equity Compensation Plan.(9)*

   10.19 Second Amended and Restated Revolving Credit Agreement, dated as of
          July 14, 2000, by and among TRCH, the lenders party thereto, DLJ
          Capital Funding, Inc., as Syndication Agent, First Union National
          Bank, as Documentation Agent, and The Bank of New York, as
          Administrative Agent.(10)

   10.20 Second Amended and Restated Term Loan Agreement, dated as of July 14,
          2000, by and among TRCH, the lenders party thereto, DLJ Capital
          Funding, Inc., as Syndication Agent, and The Bank of New York, as
          Administrative Agent.(10)

   10.21 Security Agreement dated as of July 14, 2000, by and among TRCH, subsidiaries of TRCH, The Bank of New York, as Collateral Agent, the lenders under the Revolving Credit Agreement and their agent, the lenders under the Term Loan Agreement and their agent, and the Secured Interest Rate Exchangers (as defined therein).(10)

   10.22 Amended and Restated Subsidiary Guaranty, dated as of July 14, 2000, by subsidiaries of TRCH in favor of and for the benefit of The Bank of New York, as Collateral Agent, the lenders under the Revolving
          Credit Agreement and their agent, the lenders under the Term Loan
          Agreement and their agent, and the Acknowledging Interest Rate
          Exchangers (as defined therein).(10)

   10.23 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

   10.24 Amendment #2, dated June 22, 2000, to Agreement No. 19990110 between
          Amgen Inc. and Total Renal Care, Inc., and letter agreement dated
          January 17, 2001 modifying Amendment #2.X**

   10.25 Amendment #3, dated January 16, 2000, to Agreement No. 19990112 between Amgen Inc. and Total Renal Care, Inc.X**

   12.1  Statement re Computation of Ratios of Earnings to Fixed Charges.X

   21.1  List of our subsidiaries.X

   23.1 Consent of KPMG LLP.X

   23.2 Consent of PricewaterhouseCoopers LLP.X

   24.1 Powers of Attorney with respect to DaVita Inc. (included on page II-1).

--------
  X Included in this filing.

  * Management contract or executive compensation plan or arrangement.

 ** Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

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

 (6) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).

 (7) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.

 (8) Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.

 (9) Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).

(10) Filed on August 14, 2000, as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.

(11) Filed on March 29, 2000, as an exhibit to our Form 10-K for the year ended December 31, 1999.

  (b) Reports on Form 8-K:

  Form 8-K dated October 5, 2000, filed on October 6, 2000, to report under
  Item 5 the filing of an amendment to the Company's certificate of incorporation to effect the change of its name from Total Renal Care Holdings, Inc. to DaVita Inc.

                       REPORTS OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
DaVita Inc.:

  We have audited the accompanying consolidated balance sheet of DaVita Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Seattle, Washington
February 20, 2001

                               ----------------

To the Board of Directors and Shareholders of DaVita Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  Our report dated March 22, 2000, included an explanatory paragraph indicating the Company was out of compliance with several debt covenants which raised substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 10, on July 14, 2000, the Company restructured its primary borrowing arrangements resulting in the elimination of the debt covenant violations and the associated uncertainty about the Company's ability to continue as a going concern. Accordingly, our present opinion on the 1999 financial statements as presented herein is different from that expressed in our previous report in that the explanatory paragraph is no longer required.

PricewaterhouseCoopers LLP

Seattle, Washington
March 22, 2000, except for the first paragraph of
Note 10 as to which the date is July 14, 2000

                                  DAVITA INC.

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        ASSETS
                        ------

Cash and cash equivalents.............................. $   31,207  $  107,981
Accounts receivable, less allowance of $61,619 and
 $67,315...............................................    290,412     390,329
Inventories............................................     20,641      32,916
Other current assets...................................     10,293      32,082
Income taxes receivable................................      2,830      45,645
Deferred income taxes..................................     42,492      45,795
                                                        ----------  ----------
    Total current assets...............................    397,875     654,748
Property and equipment, net............................    236,659     285,449
Intangible assets, net.................................    921,623   1,069,672
Investments in third-party dialysis businesses.........     34,194      35,552
Other long-term assets.................................      1,979       4,744
Deferred income taxes..................................      4,302       6,553
                                                        ----------  ----------
                                                        $1,596,632  $2,056,718
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Accounts payable....................................... $   74,882  $  121,561
Other liabilities......................................    102,563      77,141
Accrued compensation and benefits......................     70,406      47,647
Current portion of long-term debt......................      1,676      26,585
Long-term debt potentially callable under covenant
 provisions............................................              1,425,610
                                                        ----------  ----------
    Total current liabilities..........................    249,527   1,698,544
Long-term debt, less $1,425,610 potentially callable
 classified as current in 1999.........................    974,006       5,696
Other long-term liabilities............................      4,855       3,497
Minority interests.....................................     18,876      22,577
Commitments and contingencies
Shareholders' equity:
  Preferred stock ($0.001 par value; 5,000,000 shares
   authorized; none issued or outstanding).............
  Common stock ($0.001 par value, 195,000,000 shares
   authorized; 82,135,634 and 81,193,011 shares issued
   and outstanding)....................................         82          81
  Additional paid-in capital...........................    430,676     426,025
  Notes receivable from shareholders ..................        (83)       (192)
  Accumulated other comprehensive loss.................                 (4,718)
  Accumulated deficit..................................    (81,307)    (94,792)
                                                        ----------  ----------
    Total shareholders' equity.........................    349,368     326,404
                                                        ----------  ----------
                                                        $1,596,632  $2,056,718
                                                        ==========  ==========

                See notes to consolidated financial statements.

                                  DAVITA INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (dollars in thousands, except per share data)

                                                Year ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Net operating revenues....................  $1,486,302  $1,445,351  $1,203,738
Operating expenses:
  Dialysis centers and labs...............   1,032,153     993,239     779,740
  General and administrative..............     123,624     130,555      75,686
  Depreciation and amortization...........     111,605     112,481      90,353
  Provision for uncollectible accounts....      39,649     133,253      44,858
  Impairment and valuation losses.........       4,556     139,805
  Merger related costs....................                              78,188
                                            ----------  ----------  ----------
    Total operating expenses..............   1,311,587   1,509,333   1,068,825
                                            ----------  ----------  ----------
Operating income (loss)...................     174,715     (63,982)    134,913
Other income (loss).......................      (7,201)     (1,895)      4,894
Debt expense..............................     116,637     110,797      84,003
Minority interests in income of
 consolidated subsidiaries................      (5,942)     (5,152)     (7,163)
                                            ----------  ----------  ----------
  Income (loss) before income taxes,
   extraordinary item and change in
   accounting principle...................      44,935    (181,826)     48,641
Income tax expense (benefit)..............      27,960     (34,570)     38,449
                                            ----------  ----------  ----------
  Income (loss) before extraordinary item
   and change in accounting principle.....      16,975    (147,256)     10,192
Extraordinary loss related to early
 extinguishment of debt, net of tax of
 $2,222 and $7,668, respectively..........      (3,490)                (12,744)
Cumulative effect of change in accounting
 principle, net of tax of $4,300..........                              (6,896)
                                            ----------  ----------  ----------
  Net income (loss).......................  $   13,485  $ (147,256) $   (9,448)
                                            ==========  ==========  ==========
Earnings (loss) per common share--basic:
  Income (loss) before extraordinary item
   and change in accounting principle.....  $     0.21  $    (1.81) $     0.12
  Extraordinary loss, net of tax..........       (0.04)                  (0.16)
  Cumulative effect of change in
   accounting principle, net of tax.......                               (0.08)
                                            ----------  ----------  ----------
  Net income (loss).......................  $     0.17  $    (1.81) $    (0.12)
                                            ==========  ==========  ==========
Weighted average number of common shares
 outstanding..............................  81,581,000  81,152,000  80,143,000
                                            ==========  ==========  ==========
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item
   and change in accounting principle.....  $     0.20  $    (1.81) $     0.12
  Extraordinary loss, net of tax..........       (0.04)                  (0.16)
  Cumulative effect of change in
   accounting principle, net of tax.......                               (0.08)
                                            ----------  ----------  ----------
  Net income (loss).......................  $     0.16  $    (1.81) $    (0.12)
                                            ==========  ==========  ==========
Weighted average number of common shares
 and equivalents outstanding--assuming
 dilution.................................  83,157,000  81,152,000  81,701,000
                                            ==========  ==========  ==========
STATEMENTS OF COMPREHENSIVE INCOME
  Net income (loss).......................  $   13,485  $ (147,256) $   (9,448)
  Other comprehensive income:
    Foreign currency translation..........       4,718      (4,718)
                                            ----------  ----------  ----------
  Comprehensive income (loss).............  $   18,203  $ (151,974) $   (9,448)
                                            ==========  ==========  ==========


                See notes to consolidated financial statements.

                                  DAVITA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                Year ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss).....................  $    13,485  $  (147,256) $    (9,448)
  Non-cash items included in net income
   (loss):
   Depreciation and amortization........      111,605      112,481       90,353
   Impairment and valuation losses......        4,556      139,805
   Gain on divestitures.................       (2,875)
   Deferred income taxes................        8,906      (21,546)     (17,577)
   Non-cash debt expense................        3,008        2,563        1,376
   Stock option expense and tax
    benefits............................        2,908        2,280       33,912
   Equity investment losses (income)....          931          140         (157)
   Foreign currency exchange loss.......        4,718
   Minority interests in income of
    consolidated subsidiaries...........        5,942        5,152        7,163
   Extraordinary loss...................        3,490                    20,412
   Cumulative effect of change in
    accounting principle................                                 11,196
  Changes in operating assets and
   liabilities, net of effect of
   acquisitions and divestitures:
   Accounts receivable..................       59,564       28,486     (155,393)
   Inventories..........................        9,402       (8,742)      (7,152)
   Other current assets.................       15,150       14,171      (30,104)
   Other long-term assets...............        2,683        5,503        8,414
   Accounts payable.....................      (28,716)      72,694       10,131
   Accrued compensation and benefits....       26,365       11,541        8,933
   Other liabilities....................       19,445        5,200       36,580
   Income taxes.........................       45,473      (52,464)      11,004
   Other long-term liabilities..........        1,608        1,498       (7,725)
                                          -----------  -----------  -----------
     Net cash provided by operating
      activities........................      307,648      171,506       11,918
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Additions of property and equipment,
   net..................................      (41,088)    (106,657)     (82,820)
  Acquisitions and divestitures, net....        1,120     (154,226)    (338,164)
  Divestitures of non-continental U.S.
   operations...........................      133,177
  Investments in affiliates, net........          488      (25,380)     (16,785)
  Intangible assets.....................         (342)      (5,184)     (14,555)
                                          -----------  -----------  -----------
     Net cash provided by (used in)
      investing activities..............       93,355     (291,447)    (452,324)
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Borrowings............................    1,913,893    2,337,790    1,570,620
  Payments on long-term debt............   (2,390,929)  (2,136,273)  (1,443,325)
  Proceeds from convertible notes.......                                345,000
  Deferred financing costs..............       (3,092)      (8,546)     (17,631)
  Interest rate swap liquidation
   proceeds.............................        6,257
  Net proceeds from issuance of common
   stock................................        2,658        2,234       24,157
  Distributions to minority interests...       (6,564)      (4,052)      (3,628)
                                          -----------  -----------  -----------
     Net cash provided by (used in)
      financing activities..............     (477,777)     191,153      475,193
Foreign currency translation loss in
 comprehensive income...................                    (4,718)
                                          -----------  -----------  -----------
Net increase (decrease) in cash ........      (76,774)      66,494       34,787
Cash and cash equivalents at beginning
 of year ...............................      107,981       41,487        6,700
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $    31,207  $   107,981  $    41,487
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                                  DAVITA INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                      Notes      Accumulated
                          Common Stock  Additional  receivable      other     Retained
                          -------------  paid-in       from     comprehensive earnings
                          Shares Amount  capital   shareholders income (loss) (deficit)   Total
                          ------ ------ ---------- ------------ ------------- ---------  --------
Balance at December 31,
 1997...................  77,992  $78    $363,486    $(3,030)                 $ 61,912   $422,446
Shares issued in
 acquisitions...........      99            2,796                                           2,796
Shares issued to
 employees and others...      49            1,085                                           1,085
Options exercised.......   2,890    3      36,396                                          36,399
Repayment of notes
 receivable, net of
 interest accrued.......                               2,674                                2,674
Income tax benefit on
 stock options
 exercised..............                   14,199                                          14,199
Grant of stock options..                      128                                             128
Stock option expense....                    3,585                                           3,585
Net loss................                                                        (9,448)    (9,448)
                          ------  ---    --------    -------       -------    --------   --------
Balance at December 31,
 1998...................  81,030   81     421,675       (356)                   52,464    473,864
Shares issued to
 employees and others...      77            1,937                                           1,937
Options exercised.......      86              109                                             109
Repayment of notes
 receivable, net of
 interest accrued.......                                 164                                  164
Income tax benefit on
 stock options
 exercised..............                      375                                             375
Grant of stock options..                      813                                             813
Stock option expense....                    1,116                                           1,116
Foreign currency
 translation............                                           $(4,718)                (4,718)
Net loss................                                                      (147,256)  (147,256)
                          ------  ---    --------    -------       -------    --------   --------
Balance at December 31,
 1999...................  81,193   81     426,025       (192)       (4,718)    (94,792)   326,404
Shares issued to
 employees and others...     126              720                                             720
Options exercised.......     817    1       2,080                                           2,081
Repayment of notes
 receivable, net of
 interest accrued.......                                 109                                  109
Income tax benefit on
 stock options
 exercised..............                    1,977                                           1,977
Stock option expense
 (benefit) .............                     (126)                                           (126)
Foreign currency
 translation............                                             4,718                  4,718
Net income..............                                                        13,485     13,485
                          ------  ---    --------    -------       -------    --------   --------
Balance at December 31,
 2000...................  82,136  $82    $430,676    $   (83)      $     0    $(81,307)  $349,368
                          ======  ===    ========    =======       =======    ========   ========

                See notes to consolidated financial statements.

                                  DAVITA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1. Organization and summary of significant accounting policies

 Organization

  DaVita Inc. (formerly Total Renal Care Holdings, Inc.) operates kidney dialysis centers and provides related medical services in dialysis centers in the United States. These operations represent a single business segment. See
Note 2 regarding the Company's divestiture of its operations outside the continental United States during 2000.

 Basis of presentation

  These consolidated financial statements include the Company's wholly-owned and majority-owned subsidiaries and partnerships, as well as other entities in which the Company maintains a controlling financial interest. Non-consolidated equity investments are recorded under the equity method of accounting, unless DaVita's equity interest is less than 20% and it does not exercise significant influence over the operations of the investee. For all periods presented, the annual results of our operations outside the U.S. are based on the twelve-month period ended November 30 to accommodate our consolidated reporting time schedules.

 Net operating revenues

  Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for dialysis and ancillary services to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at pre-determined net realizable rates per treatment that are established by statute or regulation. Most non-governmental payors, including contracted managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to reflect the expected net realizable revenue for services provided. Contractual and bad debt allowances are established based upon credit risk of specific third-party payors, contractual terms and collection experience. Net revenue recognition and allowances for uncollectible billings require the use of estimates, and any changes in these estimates are reflected as they become known.

  Management services are provided to dialysis centers not owned by the Company. The management fees are typically determined as a percentage of the centers' patient revenues and are included in net operating revenues as earned. Any costs incurred in performing these management services are recognized in facility operating and general and administrative expenses.

 Other income

  Other income includes interest income on cash investments, earnings and losses from non-consolidated equity investments and other non-operating gains and losses.

 Cash and cash equivalents

  Cash equivalents are highly liquid investments with maturities at purchase of three months or less.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

                                  DAVITA INC.

                             (dollars in thousands)


 Property and equipment

  Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leasehold improvements, over the shorter of their estimated useful life or the lease term; and equipment, 3 to 15 years. Disposition gains and losses are included in current earnings.

 Capitalized interest

  Applicable interest charges incurred during significant facility expansion and construction are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized was $1,125, $709 and $804 for 2000, 1999 and 1998, respectively.

 Intangible assets

  The excess of aggregate purchase price over the fair value of the net assets of businesses acquired in purchase transactions is recorded as goodwill. Goodwill is amortized over 15 to 40 years using the straight-line method. As of December 31, 2000, the blended average life of goodwill is 35 years. Business acquisition costs allocated to patient lists are amortized generally over five to eight years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically three to ten years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the related debt using the effective interest method.

 Impairment of long-lived assets

  Long-lived assets including goodwill, other intangible assets, property and equipment, and investment balances are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate a potential impairment may have occurred, and when the sum of the expected future undiscounted net cash flows identifiable to that asset or group of assets is less than book value. For potential impairment of goodwill balances, cash flows are reviewed for the specific facility operations compared to the goodwill balance that resulted from the acquisition of that specific group of centers. Impairment losses are determined based on net realizable values or projections of net cash flows. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals. Cash flows of facility operations are routinely reviewed for indications of potential impairment.

 Income taxes

  Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes.

 Minority interests

  Minority interests represent the proportionate equity interest of other partners and shareholders in consolidated entities which are not wholly-owned. As of December 31, 2000, these included 16 active partnerships and corporations.

                                  DAVITA INC.

                             (dollars in thousands)


 Stock-based compensation

  Stock-based compensation for employees is determined in accordance with APB No. 25 as allowed under FAS 123. Stock option grants to employees do not result in an expense if the exercise price is at least equal to the market price at the date of grant. Stock option expense is also measured and recorded for certain modifications to stock options as required under FIN 44.

  Stock options issued to non-employees are valued using the Black-Scholes model and attributed to the respective vesting periods using the FIN 28 expense attribution method, except that for options granted prior to the second quarter of 1997 (effective date of EITF 96-18) such expense was a fixed amortization of the grant date fair value.

 Earnings per share

  Basic earnings per share is calculated by dividing net income before extraordinary items and the cumulative effect of changes in accounting principle by the weighted average number of shares of common stock outstanding. Earnings per common share assuming dilution includes the dilutive effects of stock options and warrants, using the treasury stock method, in determining the weighted average number of shares of common stock outstanding. The convertible debt was antidilutive in all periods presented and therefore not included in the diluted earnings per share calculation.

 Interest rate swap agreements

  The Company has from time to time entered into interest rate swap agreements (see Note 10) as a means of managing interest rate exposure. These agreements have not been for trading or speculative purposes, and had the effect of converting a portion of our variable rate debt to a fixed rate. Net amounts paid or received have been reflected as adjustments to interest expense. The Company had no interest rate swap agreements as of December 31, 2000.

 Foreign currency translation

  Until sold in June 2000 the Company's principal operations outside of the United States were in Argentina and were relatively self-contained and integrated within Argentina. The currency in Argentina, which was considered the functional currency, is tied to the U.S. dollar. Other operations outside the U.S. were translated into U.S. dollars at period-end exchange rates and any unrealized gains and losses were accounted for as a component of other comprehensive income. Unrealized gains or losses on debt denominated in foreign currency, which was considered a hedge of the net investment in foreign operations, were accounted for as a component of other comprehensive income until June 2000 when we divested our non-continental operations.

 Derivative instruments and hedging activities

  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and 138, will be adopted effective January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As of December 31, 2000, the Company is not party to any derivative instruments that will have a significant impact on the Company's reported financial condition or results of operation upon adoption of this statement.

                                  DAVITA INC.

                             (dollars in thousands)


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

2. Impairments and valuation losses

  Impairment and valuation losses for the year ended December 31, 2000 and 1999 consisted of the following:

                                                                Year ended
                                                               December 31,
                                                            --------------------
                                                             2000     1999
                                                            ------  --------
   Non-continental U.S. operations......................... $ (616) $ 82,812
   Continental U.S. operations.............................  5,172    56,993
                                                            ------  --------
                                                            $4,556  $139,805
                                                            ======  ========

  During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental United States resulting in an impairment charge of $82,812 representing the estimated losses on the sales of these operations, including the costs of buying out minority interests and the direct transaction costs of completing the sale. The divestitures were substantially completed in the second quarter of 2000.

  The impairment and valuation losses of $56,993 recorded in 1999 associated with dialysis centers within the continental U.S. similarly relate to actions taken and decisions made during 1999. The Company established a plan to curtail new facility acquisitions and developments and to close centers not supporting the Company's new strategic direction. The losses principally related to centers identified for closure or sale during the first half of 2000, new facility plans terminated and projects abandoned, and impairments of loans to and investments in third-party dialysis-related businesses. Additional charges on continental U.S. operations were taken in 2000. The closure and abandonment losses averaged less than $1,000 per facility, and were principally associated with the impairment of leasehold improvements and intangible assets specifically identified with these centers. The Company's new strategic direction and curtailed new center acquisition had also affected the valuation of several partnership investments in third-party dialysis-related businesses. We do not expect recovery of the impairment losses even through potential bankruptcy processes.

  Other than in connection with the impairment losses discussed above, we determined that there were no goodwill impairments as of year-end 2000.

3. Accounts receivable

  The total provisions for uncollectible accounts were $39,649, $133,253 and $44,858 for 2000, 1999 and 1998, respectively. The Company's rapid growth through acquisitions through 1998 and the merger with RTC

                                  DAVITA INC.

                             (dollars in thousands)

in 1998 had a significant impact on the Company's administrative functions, including billing and cash collection processes, which at times operated below optimal levels of efficiency and effectiveness. The backlog of aged accounts receivable continued to increase during the first half of 1999 due to high turnover of billing and collection personnel and process inefficiencies. The subsequent collection rates for the older billings did not match our earlier projections and estimates. Those earlier estimates had been based on prior collection experience, but the build-up of the backlog of aged accounts receivable not processed on a timely basis created collection difficulties at a level not previously experienced or anticipated.

  During 2000, 1999 and 1998, the Company received approximately 58%, 59% and 57%, respectively, of dialysis revenues in the continental U.S. from Medicare and Medicaid programs. Accounts receivable from Medicare and Medicaid were approximately $120,000 and $150,000, including the Florida lab receivables as of December 31, 2000 and 1999, respectively. Medicare historically pays approximately 80% of government established rates for services provided. The remaining 20% typically is paid by state Medicaid programs, private insurance companies or directly by the patients receiving the services. (See Note 15 regarding the Florida lab receivables.)

4. Other current assets

  Other current assets were comprised of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Supplier rebates and other non-trade receivables............ $ 4,289 $19,043
   Operating advances to managed centers.......................   3,394   8,310
   Prepaid expenses............................................   2,248   4,391
   Deposits....................................................     362     338
                                                                ------- -------
                                                                $10,293 $32,082
                                                                ======= =======

  Operating advances to managed centers are generally unsecured and interest bearing under the terms of the applicable management agreements.

5. Property and equipment

  Property and equipment were comprised of the following:

                                                              December 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
   Land................................................... $   1,033  $   1,193
   Buildings..............................................     6,940      9,846
   Leasehold improvements.................................   152,978    150,067
   Equipment..............................................   229,408    248,428
   Construction in progress...............................    15,142     17,575
                                                           ---------  ---------
                                                             405,501    427,109
   Less accumulated depreciation and amortization.........  (168,842)  (141,660)
                                                           ---------  ---------
   Property and equipment, net............................ $ 236,659  $ 285,449
                                                           =========  =========

  Depreciation and amortization expense on property and equipment was $56,330, $51,045 and $40,032 for 2000, 1999 and 1998, respectively.

                                  DAVITA INC.

                             (dollars in thousands)


6. Intangible assets

  Intangible assets were comprised of the following:

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
   Goodwill...........................................  $  896,769  $  971,344
   Patient lists......................................     121,208     137,469
   Noncompetition agreements..........................     103,532     112,378
   Deferred debt issuance costs, net of deferred gains
    on swap terminations..............................      14,182      24,524
                                                        ----------  ----------
                                                         1,135,691   1,245,715
   Less accumulated amortization......................    (214,068)   (176,043)
                                                        ----------  ----------
                                                        $  921,623  $1,069,672
                                                        ==========  ==========

  Amortization expense applicable to intangible assets was $55,275, $61,436 and $50,321 for 2000, 1999 and 1998, respectively.

  In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, or SOP 98-5, was issued. We adopted SOP 98-5 effective January 1, 1998. SOP 98-5 requires that start-up and organization costs incurred in conjunction with facility pre-opening activities, which had previously been treated as deferred costs and amortized over five years, should be expensed as incurred. As a result of the adoption of SOP 98-5, all remaining unamortized pre-opening, development and organizational costs existing prior to January 1, 1998 of $11,196 ($6,896 net of tax) were recognized as the cumulative effect of a change in accounting principle in 1998.

7. Investments in third-party dialysis businesses

  During 1997 and 1998, the Company entered into various agreements to provide funding for expansion to companies that provide dialysis-related services.

  Investments in third-party dialysis businesses and related advances were as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Investments in non-consolidated businesses.................. $ 8,975 $ 3,782
   Acquisition advances and loans generally convertible to
    equity investments, less allowance of $16,326 in 2000 and
    $14,000 in 1999............................................  25,219  31,770
                                                                ------- -------
                                                                $34,194 $35,552
                                                                ======= =======

  The loans to third-party dialysis businesses are in the form of notes receivable that are secured by the assets and operations of these companies and are convertible to equity investments. The notes receivable as of December 31, 2000 bear interest at the prime rate plus 1.5%. The valuation assessments assume that the conversion options will be exercised in most instances. Additional loan losses of $2,326 were recognized during 2000.

                                  DAVITA INC.

                             (dollars in thousands)


8. Other liabilities

  Other accrued liabilities were comprised of the following:

                                                                  December 31,
                                                                ----------------
                                                                  2000    1999
                                                                -------- -------
   Payor deferrals............................................. $ 60,964 $40,505
   Accrued interest............................................   10,703  14,664
   Disposition accruals........................................    8,019
   Other.......................................................   22,877  21,972
                                                                -------- -------
                                                                $102,563 $77,141
                                                                ======== =======

9. Income taxes

  Income tax expense (benefit) consisted of the following:

                                                      Year ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- --------  -------
   Current
     Federal......................................... $12,307 $(11,497) $46,061
     State...........................................   4,288   (2,527)   8,913
     Foreign.........................................   2,459    1,000    1,052
   Deferred
     Federal.........................................   6,730  (18,199) (15,557)
     State...........................................   2,176   (3,347)  (2,020)
                                                      ------- --------  -------
                                                      $27,960 $(34,570) $38,449
                                                      ======= ========  =======

  Temporary differences which gave rise to deferred tax assets and liabilities were as follows:

                                December 31,
                              ------------------
                                2000      1999
                              --------  --------
   Asset impairment losses... $ 45,532  $ 46,291
   Receivables, primarily
    allowance for doubtful
    accounts.................   28,768    34,991
   Accrued expenses..........   15,938    10,890
   Other.....................   14,269     6,941
                              --------  --------
     Gross deferred tax
      assets.................  104,507    99,113
                              --------  --------
   Property and equipment....   (1,354)   (4,134)
   Intangible assets.........  (18,332)  (10,842)
   Other.....................   (3,691)   (1,197)
                              --------  --------
     Gross deferred tax
      liabilities............  (23,377)  (16,173)
                              --------  --------
     Valuation allowance.....  (34,336)  (30,592)
                              --------  --------
     Net deferred tax
      assets................. $ 46,794  $ 52,348
                              ========  ========

  At December 31, 2000, the Company had state net operating loss carryforwards of approximately $15,000 that expire through 2015. At December 31, 2000, the Company also had federal capital loss carryforwards of

                                  DAVITA INC.

                             (dollars in thousands)

approximately $50,000 that expire in 2005, and foreign tax credit carryforwards of approximately $200 that expire in 2002. The utilization of state net operating loss carryforwards may be limited in future years based on the profitability of certain subsidiary corporations. The utilization of capital loss carryforwards and foreign tax credits may be limited in future years based on the amount of capital gain and foreign source income generated in those years. The Company has also recorded certain impairment losses that, when recognized for tax purposes, will generate additional capital losses. The Company has recorded a valuation allowance of $34,300, principally associated with these deferred tax assets. The valuation allowance was increased by $3,700 in 2000.

  The reconciliation between our effective tax rate and the U.S. federal income tax rate is as follows:

                                                             Year ended
                                                            December 31,
                                                           ------------------
                                                           2000  1999    1998
                                                           ----  -----   ----
   Federal income tax rate................................ 35.0%  35.0 % 35.0%
   State taxes, net of federal benefit....................  5.9    3.7    3.1
   Foreign income taxes...................................  3.6   (0.7)
   Write off of deferred tax asset associated with
    cancellation of medical director stock options........  6.3
   Nondeductible amortization of intangible assets........  5.6   (2.1)   2.0
   Valuation allowance....................................  2.4  (15.6)
   Other..................................................  3.4   (1.3)
                                                           ----  -----   ----
   Effective tax rate before merger costs................. 62.2   19.0   40.1
   Merger charges.........................................               38.9
                                                           ----  -----   ----
   Effective tax rate..................................... 62.2%  19.0 % 79.0%
                                                           ====  =====   ====

  The effective tax rate for 1999 represents the tax benefit associated with the pre-tax loss for the year ended December 31, 1999. The 15.6% reduction in the effective income tax rate for the valuation allowance in 1999 represents an increase to the valuation allowance.

10. Long-term debt

  As of December 31, 1999, the Company was not in compliance with several formula-based covenants in its credit facilities. As a result of this non-compliance, all debt outstanding under the credit facilities and the convertible subordinated notes as of December 31, 1999 was potentially callable and due within one year, and therefore had been reclassified from long-term debt to a current classification. On July 14, 2000, a restructuring of the credit facilities was completed, and the Company became in compliance with all of the credit facilities covenants.

                                  DAVITA INC.

                             (dollars in thousands)


  Long-term debt was comprised of the following:

                                                            December 31,
                                                        ---------------------
                                                          2000       1999
                                                        --------  -----------
   Credit facilities................................... $498,800  $   959,610
   Convertible subordinated notes, 7%, due 2009........  345,000      345,000
   Convertible subordinated notes, 5 5/8%, due 2006....  125,000      125,000
   Acquisition obligations and other notes payable.....      829       21,482
   Capital lease obligations (see Note 11).............    6,053        6,799
                                                        --------  -----------
                                                         975,682    1,457,891
   Less current portion and long-term debt potentially
    callable under covenant provisions in 1999.........   (1,676)  (1,452,195)
                                                        --------  -----------
                                                        $974,006  $     5,696
                                                        ========  ===========

  Scheduled maturities of long-term debt were as follows:

   2001.................................................................   1,676
   2002.................................................................  15,097
   2003................................................................. 232,519
   2004.................................................................  70,212
   2005.................................................................  70,198
   Thereafter........................................................... 585,980

  Included in debt expense was interest expense, net of capitalized interest, of $112,180, $106,633 and $72,804 for 2000, 1999, and 1998, respectively. Also included in debt expense were amortization and write-off of deferred financing costs of $4,457, $4,164 and $1,376 for 2000, 1999, and 1998, respectively, and interest rate swap early termination costs of $9,823 in 1998.

 Credit facilities

  In July 2000, the major terms of the credit facilities were restructured which included the collateralization of the debt with substantially all of the Company's assets, a reduction in the revolving credit availability to $150,000 together with conversion of $299,000 of the revolving facility into a term loan, a new quarterly amortization schedule beginning September 30, 2000, and the immediate permanent pay-down of $50,000. Total outstanding debt under the credit facilities consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Term loan................................................. $301,460 $392,000
   Revolving credit facility.................................           567,610
   Revolving credit facility--term tranche...................  197,340
                                                              -------- --------
                                                              $498,800 $959,610
                                                              ======== ========

  In conjunction with the restructuring, the associated interest rates returned to the lower LIBOR-based rate formulas in effect prior to the non-compliance. The new financial covenants reflected the Company's financial position and projected operating results and plans at the time of the restructuring. As a result of the

                                  DAVITA INC.

                             (dollars in thousands)

restructuring, related financing costs were written off. These write-offs were recorded in 2000 as an extraordinary loss of $3,490, net of tax, and pre-tax debt expenses of $1,192.

  In 1998, the then existing credit facilities were replaced with an aggregate of $1,350,000 in two senior bank facilities. As a result of this refinancing, remaining net deferred financing costs of $16,018 net of tax were recognized as an extraordinary loss in 1998.

  Several of the Company's subsidiaries, including subsidiaries owning substantially all of the Company's dialysis center assets, have guaranteed the obligations under the credit facilities.

  At the time of the merger, RTC also had a credit agreement which provided for a $350,000 revolving credit/term facility available to fund acquisitions and general working capital requirements. The RTC credit agreement was terminated and repaid with borrowings under the credit facilities on February 27, 1998 in connection with the completion of our merger with RTC. The remaining net unamortized deferred financing costs in the amount of $4,393 related to the RTC credit agreement were recognized as an extraordinary loss in 1998.

 7% convertible subordinated notes

  In November 1998, $345,000 of 7% convertible subordinated notes due 2009 were issued in a private placement offering subject to subsequent registration for resale. The notes are convertible, at the option of the holder, at any time into common stock at a conversion price of $32.81 principal amount per share, and the notes may be redeemed on or after November 15, 2001. The notes are general, unsecured obligations junior to all existing and future senior debt and effectively all existing and future liabilities of the Company and its subsidiaries. Commencing May 18, 1999, the Company incurred monetary penalties on a weekly basis until the registration of the notes under the Securities Act of 1933 was declared effective. Penalties of $976 were included in debt expense for the year ended December 31, 1999. The Company's registration statement covering the resale of the notes was declared effective on February 1, 2000.

 5 5/8% convertible subordinated notes

  In June 1996, RTC (a wholly-owned subsidiary following the merger with the Company in 1998) issued $125,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into our common stock at a conversion price of $25.62 principal amount per share. After July 17, 1999, all or any part of these notes are redeemable at the Company's option on at least 15 and not more than 60 days' notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption. These notes are guaranteed by DaVita Inc.

  Condensed consolidating financial statements for the Company, including summarized financial information of RTC (a wholly-owned subsidiary) are disclosed in Note 20.

 Interest rate swap agreements

  In April 1998, in conjunction with the refinancing of senior credit facilities, the existing two interest rate swap agreements were cancelled. The loss associated with the early cancellation of those swaps was $9,823 and was included in debt expense for 1998.

  In May 1998, the Company entered into cancelable interest rate swap agreements with a combined notional amount of $800,000. During 1999 two of the swap agreement counterparties exercised their right to

                                  DAVITA INC.

                             (dollars in thousands)

cancel agreements in the aggregate notional amount of $100,000. During 2000 two more of the swap counterparties exercised their right to cancel agreements with notional amounts totaling $100,000.

  During 2000, the Company liquidated or cancelled all of the remaining interest rate swap agreements which had notional amounts of $600,000. The Company received approximately $7,454 in the settlement of these swap agreements and recorded an associated gain of $6,297, which is being amortized over the remaining contractual life of the credit facilities.

11. Leases

  The majority of the Company's facilities are leased under noncancelable operating leases expiring in various years through 2021. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. In the normal course of business, operating leases are generally renewed or replaced by similar leases at replacement centers. Some equipment is leased under capital lease agreements.

  Future minimum lease payments under noncancelable operating leases and under capital leases are as follows:

                                                            Operating Capital
                                                             leases   leases
                                                            --------- -------
   2001.................................................... $ 45,109  $ 1,411
   2002....................................................   40,783    1,192
   2003....................................................   38,047    1,049
   2004....................................................   35,610      579
   2005....................................................   31,637      545
   Thereafter..............................................  100,304    4,676
                                                            --------  -------
                                                            $291,490    9,452
                                                            ========
   Less portion representing interest......................            (3,399)
                                                                      -------
   Total capital lease obligation, including current
    portion................................................           $ 6,053
                                                                      =======

  Rental expense under all operating leases for 2000, 1999 and 1998 was $51,421, $52,504 and $38,975, respectively. The net book value of property and equipment under capital lease was $6,192 and $7,719 at December 31, 2000 and 1999, respectively. Capital lease obligations are included in long-term debt (see Note 10).

                                  DAVITA INC.

                             (dollars in thousands)


12. Shareholders' equity

 Earnings per share

  The reconciliation of the numerators and denominators used to calculate earnings per share, or EPS, is as follows:

                                                    Year ended December 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------  ---------  -------
                                                   (in thousands, except per
                                                            share)
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle--basic:
  As reported..................................... $16,975  $(147,256) $10,192
                                                   =======  =========  =======
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle--assuming dilution:
  As reported..................................... $16,975  $(147,256) $10,192
                                                   =======  =========  =======
Applicable common shares:
  Weighted average outstanding during the year....  81,593     81,168   80,156
  Reduction in shares in connection with notes
   receivable from Employees......................     (12)       (16)     (13)
                                                   -------  ---------  -------
Weighted average number of shares outstanding for
 use in computing basic earnings per share........  81,581     81,152   80,143
  Outstanding stock options (based on the treasury
   stock method)..................................   1,576               1,558
                                                   -------  ---------  -------
  Adjusted weighted average number of common and
   common share equivalent shares outstanding--
   assuming dilution..............................  83,157     81,152   81,701
                                                   =======  =========  =======
Earnings (loss) per common share--basic........... $  0.17  $   (1.81) $ (0.12)
Earnings (loss) per common share--assuming
 dilution......................................... $  0.16  $   (1.81) $ (0.12)

   Options to purchase 7,887,079 and 4,726,975 shares of common stock at $6.70 to $33.50 per share and $28.43 to $36.13 per share, were outstanding during 2000 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares or the effect was anti-dilutive. All options to purchase common stock were excluded from the 1999 EPS calculation because they were anti-dilutive. The shares of common stock from the assumed conversion of the 7% convertible subordinated notes and the 5 5/8% convertible subordinated notes (see Note 10) were not included in the computation of diluted EPS for any period because the effect was anti-dilutive.

 Stock-based compensation plans

  The Company's stock-based compensation plans are described below.

  1994 plan. The 1994 Equity Compensation Plan provides for grants of nonqualified stock options to purchase common stock and other rights to purchase shares of common stock to certain employees, directors, consultants and facility medical directors. In December 1999, the plan was amended so that no further grants may be made under this plan.

  There are 1,447,426 unexercised options outstanding under the 1994 plan. Original options granted generally vest on the ninth anniversary of the date of grant, subject to accelerated vesting in the event that

                                  DAVITA INC.

                             (dollars in thousands)

certain performance criteria are met. In April 1996, the vesting schedule was changed for new options granted so that options vest over four years from the date of grant. The exercise price of each option equals the market price of our stock on the date of grant, and an option's maximum term is ten years.

  Purchase rights to acquire 1,314,450 common shares for $0.90-$3.60 per share were granted to certain employees under the 1994 plan. All of these rights were exercised and the Company received notes for the uncollected portion of the purchase proceeds. These notes bear interest at the lesser of The Bank of New York's prime rate or 8%, are full recourse to the employees, and are secured by the employees' stock. The notes are repayable four years from the date of issuance, subject to certain prepayment requirements. At December 31, 2000 and 1999 the outstanding notes plus accrued interest totaled $83 and $192, respectively.

  1995 plan. The 1995 Equity Compensation Plan provides for grants of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. In December 1999, the plan was amended so that no further grants may be made under this plan. There are 712,640 unexercised options outstanding under the 1995 plan. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years, subject to certain restrictions. Awards were generally issued with the exercise prices equal to the market price of the stock on the date of grant.

  1997 plan. The 1997 Equity Compensation Plan provides for grants of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. In February 1998, the shares reserved for issuance under the 1997 plan were increased to 7,166,667 common shares. Options granted generally vest over four years from the date of grant and an option's maximum term is ten years. Grants are generally issued with the exercise prices equal to the market price of the stock on the date of grant.

  1999 plans. The 1999 Equity Compensation Plan provides for grants of stock options to employees, directors and other individuals providing services. There are 3,000,000 common shares reserved for issuance under this plan. Options granted under this plan generally vest over four years from the date of grant and an option's maximum term is seven years, subject to certain restrictions. Grants under this plan are generally issued with the exercise prices equal to the market price of the stock on the date of grant.

  The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees other than executive officers and to other individuals providing services. There are 4,000,000 common shares reserved for issuance under this plan. Options granted under this plan generally vest over four years from the date of grant, subject to certain restrictions. Grants under this plan are generally issued with the exercise prices equal to the market price of the stock on the date of grant.

  Special Purpose Option Plan (RTC Plans). Upon consummation of the merger with RTC, all outstanding options under RTC plans were converted to Total Renal Care Holdings Inc. Special Purpose Option Plan options. This plan provides for grants of incentive and nonqualified stock options in exchange for outstanding RTC stock plan options. Options under this plan have the same provisions and terms provided for in the RTC stock plans, including acceleration provisions upon certain sales of assets, mergers and consolidations. On the merger date, there was a conversion of 2,156,426 options. Further, options for 1,305,738 shares became fully vested due to change in control vesting acceleration provisions that were contained in the original grants. Options for 1,780,193 shares were exercised subsequent to the merger date. In December 1999, the plan was amended so that no further grants may be made under this plan.

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants for 2000, 1999, and 1998, respectively: dividend yield of 0% for all periods; weighted average expected volatility of 72.05%, 50.01%, and 33.98%; risk-free interest rates of 6.13%, 5.63%, and 5.51% and weighted average expected lives of 3.5, 6.0 and 6.0 years.

                                  DAVITA INC.

                             (dollars in thousands)


  Stock options issued under these plans to non-employees and modifications to previous grants to employees resulted in stock option expense of $126, $1,116, and $3,585 for the years ended December 31, 2000, 1999, and 1998, respectively.

  A combined summary of the status of the plans is presented below:

                                            Year ended December 31,
                          --------------------------------------------------------------
                                 2000                 1999                 1998
                          -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted
                                      average              average              average
                                      exercise             exercise             exercise
                           Options     price    Options     price    Options     price
                          ----------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of year................  10,421,845   $15.79  10,415,417   $23.85   8,325,030   $14.90
Granted.................   9,619,400     4.70   4,575,000     9.35   5,570,567    31.10
Exercised...............    (817,546)    2.55     (84,723)    1.23  (3,155,438)   12.61
Forfeited...............  (4,555,120)   16.74  (4,483,849)   28.22    (324,742)   27.61
                          ----------   ------  ----------   ------  ----------   ------
Outstanding at end of
 year...................  14,668,579   $ 8.96  10,421,845   $15.79  10,415,417   $23.85
                          ==========   ======  ==========   ======  ==========   ======
Options exercisable at
 year end...............   5,006,908            4,004,675            2,208,871
                          ==========           ==========           ==========
Weighted-average fair
 value of options
 granted during the
 year...................               $ 2.61               $12.74               $13.67
                                       ======               ======               ======

  Effective September 20, 1999, 1,750,000 options with exercise prices greater than $30 per share were forfeited for the right to participate in a retention bonus program. Retention compensation expense of $2.6 million was recognized in 1999, and no replacement options were awarded within six months. Effective December 31, 2000, 910,000 options with exercise prices over $15.00 were voluntarily relinquished and no replacement options have been issued.

  The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                       Weighted
                            Options     average   Weighted             Weighted
                          outstanding  remaining  average  Exercisable average
                             as of    contractual exercise    as of    exercise
Range of Exercise Prices   12/31/00      life      price    12/31/00    price
------------------------  ----------- ----------- -------- ----------- --------
$ 0.01-$ 5.00............  4,676,844      4.1      $ 2.66   1,181,539   $ 2.51
$ 5.01-$10.00............  6,433,119      6.2        7.24   1,291,244     7.42
$10.01-$15.00............    465,237      6.1       11.36      47,237    11.94
$15.01-$20.00............  2,146,347      4.8       18.52   1,912,213    18.52
$20.01-$25.00............    236,612      6.5       23.11     145,957    22.70
$25.01-$30.00............    167,113      7.3       26.67     100,096    26.81
$30.01-$35.00............    543,307      6.8       32.11     328,622    32.08
                          ----------      ---      ------   ---------   ------
                          14,668,579      5.4      $ 8.96   5,006,908   $12.99
                          ==========      ===      ======   =========   ======

  Stock purchase plan. The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through an optional lump sum payment made in advance of the first day of the plan. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Each

                                  DAVITA INC.

                             (dollars in thousands)

purchase right period begins on January 1 or July 1, as elected by the employee and ends on December 31. Payroll withholdings related to the plan, included in accrued employee compensation and benefits, were $631 and $1,937 at December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, and December 31, 1999, 99,648 and 77,106 shares, respectively, were issued to satisfy obligations under the plan.

  The fair value of the employees' purchase rights was estimated on the beginning dates of the purchase right periods using the Black-Scholes model with the following assumptions for grants on July 1, 2000, January 1, 2000, July 1, 1999, January 1, 1999, July 1, 1998, and January 1, 1998, respectively: dividend yield of 0% for all periods; expected volatility of 75% in 2000, 54% in 1999 and 42% in 1998; risk-free interest rate of 6.0%, 6.4%, 5.5%, 4.6%,
5.5%, and 5.7%; and expected lives of 0.5 and 1.0 years. Using these assumptions, the weighted-average fair value of purchase rights granted were $1.33, $2.11, $2.50, $6.84, $6.24 and $7.84, respectively.

  Pro forma net income and earnings per share. The Company applies APB Opinion No. 25 and related interpretations in accounting for all of our employee stock compensation plans. Had compensation cost for our stock-based compensation plans been determined under the provisions of SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Year ended December 31,
                                                 ----------------------------
                                                  2000      1999       1998
                                                 -------  ---------  --------
                                                 (in thousands, except per
                                                           share)
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle...................................... $(3,492) $(162,472) $  4,004
  Extraordinary loss............................  (3,490)             (12,744)
  Cumulative effect of change in accounting
   principle....................................                       (6,896)
                                                 -------  ---------  --------
  Net income (loss)............................. $(6,982) $(162,472) $(15,636)
                                                 =======  =========  ========
Earnings (loss) per common share--basic:
  Income (loss) before extraordinary item....... $ (0.05) $   (2.00) $   0.04
  Extraordinary loss............................   (0.04)               (0.16)
  Cumulative effect of change in accounting
   principle....................................                        (0.08)
                                                 -------  ---------  --------
  Net income (loss)............................. $ (0.09) $   (2.00) $  (0.20)
                                                 =======  =========  ========
Weighted average number of common shares and
 equivalents
 outstanding....................................  81,581     81,152    80,143
                                                 =======  =========  ========
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item....... $ (0.05) $   (2.00) $   0.05
  Extraordinary loss............................   (0.04)               (0.16)
  Cumulative effect of change in accounting
   principle....................................                        (0.08)
                                                 -------  ---------  --------
  Net income (loss)............................. $ (0.09) $   (2.00) $  (0.19)
                                                 =======  =========  ========
Weighted average number of common shares and
 equivalents outstanding--Assuming dilution.....  81,581     81,152    81,076
                                                 =======  =========  ========

13. Transactions with related parties

  Richard K. Whitney, our Chief Financial Officer, received a loan from the Company in the principal amount of $65,000 in July 1997. In February 2001 Mr. Whitney prepaid this loan in full, with a $65,000 payment for the

                                  DAVITA INC.

                             (dollars in thousands)

outstanding principal. Under the terms of the loan, Mr. Whitney was required to pay interest only on the note on a monthly basis from August 1997 at the rate of 7% per year through July 2002, at which time the unpaid principal balance was due in full. The loan was secured by all of Mr. Whitney's options to purchase our common stock. Mr. Whitney used the proceeds of this loan in the purchase of his principal residence.

  Joseph C. Mello, our Chief Operating Officer, received a loan from the Company in the principal amount of $275,000 in December 2000. Mr. Mello is required to pay quarterly interest only on the note from March 2001 through September 2002 at a rate of 7% per year. Thereafter, Mr. Mello is required to make quarterly interest and principal payments of approximately $15,800 through September 2007, at which time the unpaid principal balance will be repaid in full. The loan is secured by all of Mr. Mello's options to purchase our common stock. Mr. Mello used the proceeds of this loan in the purchase of his principal residence.

 Tenet

  Tenet Healthcare Corporation, or Tenet, owns less than 5% of our common stock. The Company provides dialysis services to Tenet hospital patients under agreements with terms of one to three years. The contract terms are comparable to contracts with unrelated third parties. Included in accounts receivable are amounts related to these services of $459 and $1,211 at December 31, 2000 and 1999, respectively. Net operating revenues received from Tenet for these services were $4,903, $7,037, and $2,424, for 2000, 1999, and 1998, respectively.

 DLJ

  A managing director of Donaldson, Lufkin & Jenrette, or DLJ, has served on the Company's board of directors since August 1994 and, prior to August 1997, an affiliate of DLJ held an ownership interest in the Company. Effective with the August 1997 public offering of common stock, DLJ and its affiliates no longer own an interest in the Company. During 1998, DLJ advised the Company on the acquisition of RTC and assisted us in the issuance of the 7% notes.

  Prior to November 2000 the Company maintained a business arrangement with DLJ under which the Company managed third-party dialysis centers with options to acquire the centers at future dates and guaranteed third-party debt of approximately $11 million as of December 31, 1999. The Company purchased these dialysis centers from DLJ and accordingly cancelled these guarantees in November 2000.

14. Employee benefit plans

  The Company has a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute from 1% to 15% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company may make a contribution under the plan each fiscal year as determined by our board of directors. Company matched contributions were $91, $76, and $58 for the years ended December 31, 2000, 1999, and 1998, respectively, in accordance with specific state requirements.

  RTC had a defined contribution savings plan covering substantially all of its employees. RTC's contributions under the plan were approximately $641 for the year ended December 31, 1998. Effective July 1, 1998, the plan was terminated and merged into the Company's savings plan.

  During 2000, the Company established the DaVita Inc. Profit Sharing Plan and is in the process of applying to have it qualified under Section 401(a) of the IRC. Contributions to this plan are made solely by the

                                  DAVITA INC.

                             (dollars in thousands)

Company. All contributions by the Company to the plan require the approval of the Board of Directors and are deposited into an irrevocable trust. The profit sharing award for each eligible participant is calculated as a percentage of base salary and is based upon the achievement of certain employee specific and corporate financial and operating goals. During 2000, the Company recognized expense of $15,806 and made contributions of $7,088 to the trust.

15. Contingencies

  Health care providers' revenues may be subject to adjustment as a result of
(1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries; (3) differing opinions regarding a patient's medical diagnosis or the medical necessity of services provided; and (4) retroactive implications or interpretations of governmental requirements.

  The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996, and $15 million for the review period from May 1996 to March 1998. The carrier has suspended all payments of Medicare claims from this laboratory since May 1998. The carrier has also determined that $16.1 million of the suspended claims for the review period from April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justification. The carrier has alleged that 99% of the tests the laboratory performed during the review period from January 1995 to April 1996, 96% of the tests performed in the period from May 1996 to March 1998, and 70% of the tests performed in the period from April 1998 to August 1999 were not properly supported by the prescribing physicians' medical justification. In August 2000, the carrier requested additional records with respect to the time period August 1999 to May 2000.

  The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The Company received minimal responses from the carrier to its repeated requests for clarification and information regarding the continuing payment suspension. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision upholding the overpayment determination of $5.6 million. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000 the hearing officer issued a decision upholding $14.2 million, or substantially all of the overpayment determination. The Company has filed appeals of both decisions to a federal administrative law judge, and has moved to consolidate the two appeals. At this time, we have not received a scheduled date for a hearing with an administrative law judge, although HHS has informed us that we can expect a hearing by the second quarter of 2001.

  In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. In July 1999, the court dismissed our complaint because we had not exhausted all administrative remedies, that is, the carrier review and administrative law judge processes described above.

  In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 we sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and HHS of this matter, and we had provided requested information to the DOJ. The Company met with the DOJ in February 2001, at which time the DOJ requested additional information which will be provided.

                                  DAVITA INC.

                             (dollars in thousands)


  Timing of the final resolution of this matter is highly uncertain, and beyond the Company's control or influence. Beginning in the third quarter of 2000, the Company stopped accruing additional Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. The amount of potential Medicare revenue not accrued beginning in the third quarter of 2000 was approximately $4 million per quarter. As of June 30, 2000, the cumulative recognized gross revenue associated with the withheld billings was approximately $38 million. We estimate that the potential cash exposure as of December 31, 2000 was not more than $15 million based on the carrier's overpayment findings noted above. In addition, the government could impose additional fines and penalties, which could be substantial.

  In February 2001, the Civil Division of the United States Attorney's Office for the Eastern District of Pennsylvania contacted us and requested that the Company cooperate in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians.

  The Civil Division has requested that we provide a wide range of information responding to the areas of review. The Civil Division has not initiated any legal process or served any subpoena on the Company. The Civil Division has indicated that it is not making any allegation of wrongdoing at this time and that no criminal action against the Company or any individual is contemplated. The Company is cooperating in this review.

  The inquiry appears to be at an early stage. As it proceeds, the Civil Division could expand its areas of concern. If a court determines there has been wrongdoing, the penalties under applicable statutes could be substantial.

  Following the announcement on February 18, 1999 of the Company's preliminary results for the fourth quarter of 1998 and the full year then ended, class action lawsuits were filed alleging violations of the federal securities laws arising from allegedly false and misleading statements during a class period of March 11, 1997 to July 18, 1999. During 2000 the consolidated lawsuit was settled. Under a stipulation of settlement the Company contributed $10.8 million and our insurance carriers contributed $14.2 million for a $25 million settlement fund. The Company agreed to implement corporate governance principles and procedures to ensure the accountability of the Company's board and management to its shareholders. The Company admitted to no wrongdoing or liability in the stipulation of settlement.

  In addition, DaVita is subject to claims and suits in the ordinary course of business for which the Company is believed to be covered by insurance. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

16. Mergers, acquisitions and divestitures

 Merger

  On February 27, 1998 the Company merged with Renal Treatment Centers, Inc., or RTC. In connection with the merger, the Company issued 34,565,729 shares of its common stock in exchange for all of the outstanding shares of RTC common stock. In addition, the Company guaranteed $125,000 of RTC's 5 5/8% convertible subordinated notes. In conjunction with this transaction, an additional 140,000 shares of common stock were authorized by the shareholders.

                                  DAVITA INC.

                             (dollars in thousands)


  The RTC merger transaction was accounted for as a pooling of interests and these consolidated financial statements have been restated to include the results of operations and account balances of RTC for all periods presented. There were no transactions between RTC and the Company prior to the combination.

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

  A summary of merger and related costs and accrual activity through December 31, 2000 is as follows:

                                                Severance
                                      Direct       and      Costs to
                                    transaction employment integrate
                                       costs      costs    operations  Total
                                    ----------- ---------- ---------- --------
   Initial expense.................  $ 21,580    $ 41,960   $ 15,895  $ 79,435
   Amounts utilized during 1998....   (22,885)    (37,401)   (13,137)  (73,423)
   Adjustment of estimates.........     1,305        (959)    (1,593)   (1,247)
                                     --------    --------   --------  --------
   Accrual, December 31, 1998......                 3,600      1,165     4,765
   Amounts utilized during 1999....                  (600)      (377)     (977)
                                     --------    --------   --------  --------
   Accrual, December 31, 1999......                 3,000        788     3,788
   Amounts utilized during 2000....                             (788)     (788)
                                     --------    --------   --------  --------
   Accrual, December 31, 2000......  $    --     $  3,000   $    --   $  3,000
                                     ========    ========   ========  ========

  Direct transaction costs consisted primarily of investment banking fees, legal and accounting costs and filing costs. Severance and other compensation costs directly resulting from the merger included termination of employment contracts; severance payments; the exercise of RTC stock options with tendered shares (less than six months from exercise date); and special merger bonuses. Integration costs of the combined operations were principally associated with the elimination of the following RTC departments: human resources, managed care, laboratory, and all finance functions with the exception of patient accounting. In addition, RTC's laboratory, located in Las Vegas, Nevada, was closed prior to its commencement of operation. Integration costs included termination of a long-term laboratory management service agreement, write-off of leasehold improvements and other capitalized costs, and incremental costs of integrating operations.

  The remaining accrual balance is included in other liabilities.

                                  DAVITA INC.

                             (dollars in thousands)


 Acquisitions

  The following is a summary of acquisitions that were accounted for as purchases:

                                                      Year ended December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     ------- -------- --------
   Number of centers acquired ......................       8       45       76
   Number of common shares issued ..................                    98,549
   Estimated fair value of common shares issued ....                  $  2,796
   Deferred purchase payments and acquisition
    obligations ....................................         $ 12,737   15,233
   Cash paid, net of cash acquired ................. $12,895  154,226  338,164
                                                     ------- -------- --------
   Aggregate purchase price ........................ $12,895 $166,963 $356,193
                                                     ======= ======== ========

  The assets and liabilities of the acquired entities in the preceding table were recorded at their estimated fair market values at the dates of acquisition. The results of operations of these centers have been included in the financial statements from their effective acquisition dates. The nearest month-end has been used as the effective date for recording acquisitions that close during the month because there were no partial month accounting cutoffs and partial month results associated with these acquisitions would not have a material impact on consolidated operating results. The Company acquired all of its foreign operations and several domestic operations through purchases of capital stock. Any settlement with tax authorities relating to pre-acquisition income tax liabilities may result in an adjustment to goodwill attributable to that acquisition.

  The initial allocations of fair value are based upon available information for the acquired businesses and are finalized when the contingent acquisition amounts are determined. The final allocations did not differ materially from the initial allocations. Allocations were as follows:

                                                     Year ended December 31,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------  --------
   Identified intangible assets ...................          $ 18,061  $ 39,992
   Goodwill........................................           140,111   315,655
   Tangible assets................................. $13,006    20,359    30,650
   Liabilities assumed.............................    (111)  (11,568)  (30,104)
                                                    -------  --------  --------
     Total purchase price.......................... $12,895  $166,963  $356,193
                                                    =======  ========  ========

                                  DAVITA INC.

                             (dollars in thousands)


  The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

                                                Year ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           (unaudited) (unaudited) (unaudited)
                                           ----------- ----------  ----------
Net revenues ............................. $1,497,979  $1,476,727  $1,285,546
Net income (loss) before extraordinary
 item and cumulative effect of change in
 accounting principle .................... $   19,035  $ (145,246) $   15,587
Net income (loss).........................     15,545    (145,246)     (4,053)
Pro forma net income (loss) per share
 before extraordinary item and cumulative
 effect of change in accounting principle
 ......................................... $    0 .23  $    (1.79) $     0.19
Pro forma net income (loss) per share
 before extraordinary item and cumulative
 effect of change in accounting
 principle--assuming dilution ............ $     0.23  $    (1.79) $     0.19
Pro forma net income (loss) per share.....       0.19       (1.79)      (0.05)
Pro forma net income (loss) per share--
 assuming dilution .......................       0.19       (1.79)      (0.05)

  The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies, additional revenue-generating services or direct facility operating expense reduction that might be achieved from combined operations.

 Divestitures

  During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental U.S. and recorded an impairment loss of $82,812 associated with the non-continental U.S. operations. Assets and liabilities of the non-continental U.S. operations as of December 31, 1999 were $259,596 and $34,294 respectively.

  On June 19, 2000, the Company completed the sales of its operations outside the continental U.S. with the exception of operations in Puerto Rico and Guam. The definitive sale agreement for the Puerto Rico operations was signed in the first quarter of 2000 and amended in the second quarter of 2000, and the sale will be completed upon the receipt of required regulatory approvals and third-party consents. The sales completed in June 2000 represented approximately 90% of the total value of the non-continental operations being divested. An additional impairment loss of $3,000 was recognized as of June 30, 2000 attributable to the completion of these sales. The Company recognized a foreign currency translation loss of $4,700 associated with non-continental U.S. operations divested during the second quarter. The foreign currency translation loss had previously been recognized in other comprehensive income.

  On November 1, 2000 the Company completed the sales of its interests in operations on the island of Guam for a gain of approximately $1,600. Also in the fourth quarter, the Company recognized accounts receivable recoveries on the non-continental U.S. accounts receivable not sold of $1,100 and reversal of $900 in transaction costs accrued for the sale of the non-continental U.S. operations. Accruals for transaction costs and associated obligations amounted to $7,843 as of December 31, 2000. Future charges or credits resulting from the ultimate resolution of divestitures, indemnities and other estimated costs are not expected to be material.

                                  DAVITA INC.

                             (dollars in thousands)


  Net cash proceeds from the sales of non-continental U.S. operations in 2000 were $133,177. Of these proceeds, $125,000 was immediately applied to our credit facilities debt in accordance with the conditions under which we received consent from the lenders to consummate the sales.

  Operating results for the non-continental U.S. operations excluding impairment charges were as follows (in thousands):

                                                      Year ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- --------  -------
   Net operating revenue............................. $74,453 $124,410  $88,978
   Operating expenses
     Dialysis centers and labs.......................  59,264  100,204   70,873
     General and administrative......................   3,640    7,396    3,940
     Depreciation and amortization...................   8,181   12,629    7,531
     Provision for uncollectible accounts............   1,728    5,717    2,734
                                                      ------- --------  -------
                                                       72,813  125,946   85,078
                                                      ------- --------  -------
   Operating income (loss)........................... $ 1,640 $ (1,536) $ 3,900
                                                      ======= ========  =======

17. Fair value of financial instruments

  Financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, and other accrued liabilities. The balances of these financial instruments as presented in the financial statements at December 31, 2000 approximate their fair values. Borrowings under credit facilities, of which $498,800 was outstanding as of December 31, 2000, reflect fair value as they are subject to fees and adjustable rates competitively determined in the marketplace. The fair value of the 7% convertible subordinated notes and the RTC 5 5/8% convertible subordinated notes were approximately $293,000 and $110,000 at December 31, 2000 based on quoted market prices.

18. Supplemental cash flow information

  The table below provides supplemental cash flow information:

                                                      Year ended December 31,
                                                     --------------------------
                                                       2000      1999    1998
                                                     --------  -------- -------
   Cash paid (received) for:
     Income taxes .................................  $(28,585) $ 32,324 $13,676
     Interest......................................   117,856   102,125  66,409
   Non-cash investing and financing activities:
     Estimated value of stock and options issued in
      acquisitions ................................                       2,796
     Fixed assets acquired under capital lease
      obligations .................................               3,405     583
     Contribution to consolidated partnerships ....        25     2,195   2,592
     Deferred financing cost write-off.............     1,192     1,601

                                  DAVITA INC.

                             (dollars in thousands)


19. Selected quarterly financial data (unaudited)

  Summary unaudited quarterly financial data for 2000 and 1999 is as follows:

                                             2000                                        1999
                          ------------------------------------------- -------------------------------------------
                          December 31 September 30 June 30   March 31 December 31 September 30 June 30   March 31
                          ----------- ------------ --------  -------- ----------- ------------ --------  --------
Net operating revenues
 .......................   $372,746     $362,535   $378,908  $372,113  $ 373,120    $367,168   $352,819  $352,244
Operating income (loss)
 .......................     51,649       49,906     32,843    40,317   (154,864)     35,107     (6,353)   62,128
Income (loss) before
 extraordinary item.....     15,333       13,150    (15,355)    3,847   (150,664)      2,259    (22,059)   23,207
Net income (loss) ......     15,333        9,660    (15,355)    3,847   (150,664)      2,259    (22,059)   23,207
Income (loss) per common
 share--basic:
 Income (loss) before
  extraordinary item....   $   0.19     $   0.16   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.29
 Extraordinary loss ....                   (0.04)
                           --------     --------   --------  --------  ---------    --------   --------  --------
 Net income (loss) per
  share ................   $   0.19     $   0.12   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.29
                           ========     ========   ========  ========  =========    ========   ========  ========
Income (loss) per common
 share--assuming
 dilution:
 Income (loss) before
  extraordinary item....   $   0.18     $   0.16   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.28
 Extraordinary loss.....                   (0.04)
                           --------     --------   --------  --------  ---------    --------   --------  --------
 Net income (loss) per
  share.................   $   0.18     $   0.12   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.28
                           ========     ========   ========  ========  =========    ========   ========  ========

                                  DAVITA INC.

                             (dollars in thousands)


20. Condensed consolidating financial statements

  The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 due to the publicly traded debt of the RTC subsidiary. This information is not routinely prepared for use by management.

                     Condensed consolidating balance sheet

                            DaVita   RTC, Inc.      Non-
                             Inc.      issuer    guarantor   Consolidating Consolidated
                          guarantor  subsidiary subsidiaries  adjustments     total
                          ---------- ---------- ------------ ------------- ------------
As of December 31, 2000
Cash and cash
 equivalents............  $   16,553  $  1,871   $   12,783                 $   31,207
Accounts receivable,
 net....................                83,313      207,099                    290,412
Other current assets....       2,014    15,967       58,275                     76,256
                          ----------  --------   ----------   -----------   ----------
  Total current assets..      18,567   101,151      278,157                    397,875
Property and equipment,
 net....................       5,377    61,686      169,596                    236,659
Investment in
 subsidiaries...........      45,384                              (45,384)
Receivable from
 subsidiaries...........   1,159,278                           (1,159,278)
Intangible assets, net..       9,548   299,813      612,262                    921,623
Other assets............      37,692     2,146          637                     40,475
                          ----------  --------   ----------   -----------   ----------
  Total assets..........  $1,275,846  $464,796   $1,060,652   $(1,204,662)  $1,596,632
                          ==========  ========   ==========   ===========   ==========
Current liabilities.....      15,278    23,996      210,253                    249,527
Payables to subsidiary /
 parent.................               160,209      999,069    (1,159,278)
Long-term debt and other
 long-term liabilities..     843,800   125,000       10,061                    978,861
Minority interests......                             18,876                     18,876
Shareholders' equity....     416,768   155,591     (177,607)      (45,384)     349,368
                          ----------  --------   ----------   -----------   ----------
  Total liabilities and
   shareholders'
   equity...............  $1,275,846  $464.796   $1,060,652   $(1,204,662)  $1,596,632
                          ==========  ========   ==========   ===========   ==========
As of December 31, 1999
Cash and cash
 equivalents............  $   90,544  $  4,118   $   13,319                 $  107,981
Accounts receivable,
 net....................               115,442      274,887                    390,329
Other current assets....       9,599    11,946      134,893                    156,438
                          ----------  --------   ----------   -----------   ----------
  Total current assets..     100,143   131,506      423,099                    654,748
Property and equipment,
 net....................       5,850    86,572      193,027                    285,449
Investment in
 subsidiaries...........     143,023                             (143,023)
Receivable from
 subsidiaries...........   1,339,734                           (1,339,734)
Intangible assets, net..      28,862   346,756      694,054                  1,069,672
Other assets............      40,038       167        6,644                     46,849
                          ----------  --------   ----------   -----------   ----------
  Total assets..........  $1,657,650  $565,001   $1,316,824   $(1,482,757)  $2,056,718
                          ==========  ========   ==========   ===========   ==========
Current liabilities.....   1,328,180   237,424      132,940                  1,698,544
Payables to subsidiary /
 parent.................               161,720    1,178,014    (1,339,734)
Long-term debt and other
 long-term liabilities..       3,066     1,504        4,623                      9,193
Minority interests......                             22,577                     22,577
Shareholders' equity....     326,404   164,353      (21,330)     (143,023)     326,404
                          ----------  --------   ----------   -----------   ----------
  Total liabilities and
   shareholders'
   equity...............  $1,657,650  $565,001   $1,316,824   $(1,482,757)  $2,056,718
                          ==========  ========   ==========   ===========   ==========

                                  DAVITA INC.

                             (dollars in thousands)

                  Condensed consolidating statements of income

                                      RTC, Inc.      Non-
                          DaVita Inc.   issuer    guarantor   Consolidating Consolidated
                           guarantor  subsidiary subsidiaries  adjustments     total
                          ----------- ---------- ------------ ------------- ------------
For the year ended
 December 31, 2000
Net operating revenues..   $ 117,111   $505,006   $ 973,372     $(109,187)   $1,486,302
Operating expenses......     155,950    433,132     831,692      (109,187)    1,311,587
                           ---------   --------   ---------     ---------    ----------
Operating income
 (loss).................     (38,839)    71,874     141,680                     174,715
Other income (loss).....     (12,030)      (607)      5,436                      (7,201)
Debt expense............     108,644      7,040         953                     116,637
Minority interest
 expense................                             (5,942)                     (5,942)
Income taxes............     (65,400)    27,563      65,797                      27,960
DaVita Inc.'s equity
 earnings in
 consolidated
 subsidiary.............     111,088                             (111,088)
Extraordinary loss......      (3,490)                                            (3,490)
                           ---------   --------   ---------     ---------    ----------
 Net income (loss)......   $  13,485   $ 36,664   $  74,424     $(111,088)   $   13,485
                           =========   ========   =========     =========    ==========
For the year ended
 December 31, 1999
Net operating revenues..   $ 100,344   $496,380   $ 941,538     $ (92,911)   $1,445,351
Operating expenses......      51,668    499,560   1,051,016       (92,911)    1,509,333
                           ---------   --------   ---------     ---------    ----------
 Operating loss.........      48,676     (3,180)   (109,478)                    (63,982)
Other income (loss).....        (514)    (3,639)      2,258                      (1,895)
Debt expense............     100,798      7,988       2,011                     110,797
Minority interest
 expense................                             (5,152)                     (5,152)
Income taxes............     (10,132)     9,296     (33,734)                    (34,570)
DaVita Inc.'s equity
 earnings in
 consolidated
 subsidiary.............    (104,752)                             104,752
                           ---------   --------   ---------     ---------    ----------
 Net income (loss)......   $(147,256)  $(24,103)  $ (80,649)    $ 104,752    $ (147,256)
                           =========   ========   =========     =========    ==========
For the year ended
 December 31, 1998
Net operating revenues..   $  78,212   $472,355   $ 707,162     $ (53,991)   $1,203,738
Operating expenses......      48,015    446,367     628,434       (53,991)    1,068,825
                           ---------   --------   ---------     ---------    ----------
 Operating income ......      30,197     25,988      78,728                     134,913
Other income ...........         595                  4,299                       4,894
Debt expense............      73,306      8,993       1,704                      84,003
Minority interest
 expense................                             (7,163)                     (7,163)
Income taxes............       4,597     19,959      13,893                      38,449
DaVita Inc.'s equity
 earnings in
 consolidated
 subsidiary.............      47,595                              (47,595)
Extraordinary loss......      (9,932)    (2,812)                                (12,744)
Cumulative effect of
 accounting change......                 (3,993)     (2,903)                     (6,896)
                           ---------   --------   ---------     ---------    ----------
 Net income (loss)......   $  (9,448)  $ (9,769)  $  57,364     $ (47,595)   $   (9,448)
                           =========   ========   =========     =========    ==========

                                  DAVITA INC.

                             (dollars in thousands)

                Condensed consolidating statements of cash flows

                                     RTC, Inc.
                         DaVita Inc.   issuer    Non-guarantor Consolidating Consolidated
                          guarantor  subsidiary  subsidiaries   adjustments     total
                         ----------- ----------  ------------- ------------- ------------

Year ended December 31,
 2000
Cash flows from
 operating activities
Net income.............   $  13,485  $  36,664     $  74,424     $(111,088)   $  13,485
Changes in operating
 and intercompany
 assets and liabilities
 and non cash items
 included in net
 income................     384,801   (132,011)      (69,715)      111,088      294,163
                          ---------  ---------     ---------     ---------    ---------
   Net cash provided by
    (used) in operating
    activities.........     398,286    (95,347)        4,709                    307,648
                          ---------  ---------     ---------     ---------    ---------
Cash flows from
 investing activities
Purchases of property
 and equipment, net....        (722)   (12,242)      (28,124)                   (41,088)
Acquisitions and
 divestitures, net.....                105,342        28,955                    134,297
Other items............        (342)                     488                        146
                          ---------  ---------     ---------     ---------    ---------
   Net cash provided by
    (used in) investing
    activities.........      (1,064)    93,100         1,319                     93,355
                          ---------  ---------     ---------     ---------    ---------
Cash flows from
 financing activities
Long-term debt.........    (477,036)                                           (477,036)
Other items............       5,823                   (6,564)                      (741)
                          ---------  ---------     ---------     ---------    ---------
   Net cash used in
    financing
    activities.........    (471,213)       --         (6,564)                  (477,777)
                          ---------  ---------     ---------     ---------    ---------
Net decrease in cash...     (73,991)    (2,247)         (536)                   (76,774)
Cash at the beginning
 of the year...........      90,544      4,118        13,319                    107,981
                          ---------  ---------     ---------     ---------    ---------
Cash at the end of the
 year..................   $  16,553  $   1,871     $  12,783     $            $  31,207
                          =========  =========     =========     =========    =========
                                 (0)         0             0
Year ended December 31,
 1999
Cash flows from
 operating activities
Net loss...............   $(147,256) $ (24,103)    $ (80,649)    $ 104,752    $(147,256)
Changes in operating
 and intercompany
 assets and liabilities
 and non cash items
 included in net loss..      41,825     50,485       331,204      (104,752)     318,762
                          ---------  ---------     ---------     ---------    ---------
   Net cash provided by
    (used in) operating
    activities.........    (105,431)    26,382       250,555           --       171,506
                          ---------  ---------     ---------     ---------    ---------
Cash flows from
 investing activities
Purchases of property
 and equipment, net....      (5,133)   (27,660)      (73,864)                  (106,657)
Acquisitions...........                             (154,226)                  (154,226)
Other items............                              (30,564)                   (30,564)
                          ---------  ---------     ---------     ---------    ---------
   Net cash used in
    investing
    activities.........      (5,133)   (27,660)     (258,654)          --      (291,447)
                          ---------  ---------     ---------     ---------    ---------
Cash flows from
 financing activities
Long-term debt.........     201,517                                             201,517
Other items............      (6,312)                  (4,052)                   (10,364)
                          ---------  ---------     ---------     ---------    ---------
   Net cash provided by
    (used in) financing
    activities.........     195,205        --         (4,052)          --       191,153
Foreign currency
 translation loss......                                                         (4,718)
Net increase (decrease)
 in cash...............      84,641     (1,278)      (16,869)          --        66,494
Cash at the beginning
 of the year...........       5,903      5,396        30,188                     41,487
                          ---------  ---------     ---------     ---------    ---------
Cash at the end of the
 year..................   $  90,544  $   4,118     $  13,319     $     --     $ 107,981
                          =========  =========     =========     =========    =========
                                --         --            --

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 16, 2001.

                                          DAVITA INC.

                                                    /s/ Kent J. Thiry
                                          By: _________________________________
                                                       Kent J. Thiry
                                                Chairman and Chief Executive
                                                          Officer

  KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Richard K. Whitney, and Steven J. Udicious, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

               Signature                         Title                 Date
               ---------                         -----                 ----

          /s/ Kent J. Thiry             Chairman and Chief        March 16, 2001
 ______________________________________  Executive Officer
             Kent J. Thiry               (Principal Executive
                                         Officer)

        /s/ Richard K. Whitney          Chief Financial Officer   March 16, 2001
 ______________________________________  (Principal Financial
           Richard K. Whitney            Officer)

           /s/ Gary W. Beil             Vice President and        March 16, 2001
 ______________________________________  Controller (Principal
              Gary W. Beil               Accounting Officer)

         /s/ Maris Andersons            Director                  March 16, 2001
 ______________________________________
            Maris Andersons

       /s/ Richard B. Fontaine          Director                  March 16, 2001
 ______________________________________
          Richard B. Fontaine

         /s/ Peter T. Grauer            Director                  March 16, 2001
 ______________________________________
            Peter T. Grauer

      /s/ C. Raymond Larkin, Jr.        Director                  March 16, 2001
 ______________________________________
         C. Raymond Larkin, Jr.

         /s/ Shaul G. Massry            Director                  March 16, 2001
 ______________________________________
            Shaul G. Massry

               Signature                  Title         Date
               ---------                  -----         ----

          /s/ John M. Nehra             Director   March 16, 2001
 ______________________________________
             John M. Nehra

         /s/ Thomas A. Scully           Director   March 16, 2001
 ______________________________________
            Thomas A. Scully

                     REPORTS OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
DaVita Inc.

  Under date of February 20, 2001, we reported on the consolidated balance sheet of DaVita Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2000, which are included in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended December 31, 2000 in the Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
February 20, 2001

                               ----------------

To the Board of Directors
of DaVita Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 22, 2000, except for the first paragraph of Note 10 as to which the date is July 14, 2000, appearing on page F-1 of this Annual Report on Form 10-K also included audits of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K for the years ended December 31, 1999 and 1998. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  Our report dated March 22, 2000, included an explanatory paragraph indicating the Company was out of compliance with several debt covenants which raised substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 10, on July 14, 2000, the Company restructured its primary borrowing arrangements resulting in the elimination of the debt covenant violations and the associated uncertainty about the Company's ability to continue as a going concern. Accordingly, our present opinion on the 1999 financial statements as presented herein is different from that expressed in our previous report in that the explanatory paragraph is no longer required.

PricewaterhouseCoopers LLP

Seattle, Washington
March 22, 2000, except for the first
paragraph of Note 10 as to which the
date is July 14, 2000

                                  DAVITA INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at  Amounts                Balance
                                   beginning  charged to   Amounts   at end of
           Description              of year     income   written off   year
           -----------             ---------- ---------- ----------- ---------
                                                 (in thousands)
Allowance for uncollectible
 accounts:
  Year ended December 31, 1998....  $30,695    $ 45,537   $ 14,384    $61,848
  Year ended December 31, 1999....   61,848     133,253    127,786     67,315
  Year ended December 31, 2000....   67,315      39,649     45,345     61,619

                                 EXHIBIT INDEX

 Exhibit                                                                  Page
 Number                           Description                            Number
 -------                          -----------                            ------
  3.1    Amended and Restated Certificate of Incorporation of Total
          Renal Care Holdings, Inc., or TRCH, dated December 4,
          1995.(1)

  3.2    Certificate of Amendment of Certificate of Incorporation of
          TRCH, dated February 26, 1998.(2)

  3.3    Certificate of Amendment of Certificate of Incorporation of
          DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(2)X

  3.4    Bylaws of TRCH, dated October 6, 1995.(3)

  4.1    Indenture, dated June 12, 1996 by Renal Treatment Centers,
          Inc., or RTC, to PNC Bank including form of RTC Note.(5)

  4.2 First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

  4.3 Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

  4.4    Indenture, dated as of November 18, 1998, between TRCH and
          United States Trust Company of New York, as trustee, and form of Note.(6)

  4.5 Registration Rights Agreement, dated as of November 18, 1998, between TRCH and DLJ, BNY Capital Markets, Inc., Credit
          Suisse First Boston Corporation and Warburg Dillon Read LLC, as the initial purchasers.(6)

  4.6    Purchase Agreement, dated as of November 12, 1998, between
          TRCH and the initial purchasers.(6)

 10.1 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(7)*

 10.2 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(8)*

 10.3    Amendment to Mr. Thiry's Employment Agreement, dated May 20,
          2000.(10)*

 10.4    Second Amendment to Mr. Thiry's Employment Agreement, dated
          November 28, 2000.X*

 10.5 Employment Agreement, dated as of March 1, 1998, by and between TRCH and John J. McDonough.(11)*

 10.6 Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.X*

 10.7 Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.X*

 10.8 Consulting Agreement, dated as of October 1, 1998, by and between Total Renal Care, Inc. and Shaul G. Massry, M.D.(8)*

 10.9    Second Amended and Restated 1994 Equity Compensation
          Plan.(11)*

 10.10   Form of Stock Subscription Agreement relating to the 1994
          Equity Compensation Plan.(4)*

 10.11   Form of Promissory Note and Pledge Agreement relating to the
          1994 Equity Compensation Plan.(4)*

 10.12   Form of Purchased Shares Award Agreement relating to the 1994
          Equity Compensation Plan.(4)*

 10.13   Form of Nonqualified Stock Option relating to the 1994 Equity
          Compensation Plan.(4)*

 Exhibit                                                                  Page
 Number                           Description                            Number
 -------                          -----------                            ------
 10.14   First Amended and Restated 1995 Equity Compensation
          Plan.(11)*

 10.15   Employee Stock Purchase Plan, 1999 Amendment and
          Restatement.(11)*

 10.16   First Amended and Restated 1997 Equity Compensation
          Plan.(11)*

 10.17   First Amended and Restated Special Purpose Option Plan.(11)*

 10.18   1999 Equity Compensation Plan.(9)

 10.19 Second Amended and Restated Revolving Credit Agreement, dated as of July 14, 2000, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent,
          First Union National Bank, as Documentation Agent, and The
          Bank of New York, as Administrative Agent.(10)

 10.20   Second Amended and Restated Term Loan Agreement, dated as of
          July 14, 2000, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, and The
          Bank of New York, as Administrative Agent.(10)

 10.21 Security Agreement dated as of July 14, 2000, by and among TRCH, subsidiaries of TRCH, The Bank of New York, as
          Collateral Agent, the lenders under the Revolving Credit
          Agreement and their agent, the lenders under the Term Loan
          Agreement and their agent, and the Secured Interest Rate
          Exchangers (as defined therein).(10)

 10.22   Subsidiary Guaranty dated as of October 24, 1997 by Total
          Renal Care, Inc., TRC West, Inc. and Total Renal Care
          Acquisition Corp. in favor of and for the benefit of The
          Bank of New York, as Collateral Agent, the lenders to the Revolving Credit Agreement, the lenders to the Term Loan
          Agreement, the Term Agent (as defined therein), the Acknowledging Interest Rate Exchangers (as defined therein) and the Acknowledging Currency Exchangers (as defined therein).(10)

 10.23 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

 10.24 Amendment #2 dated June 22, 2000, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc., and letter agreement dated January 17, 2001, modifying Amendment #2.X**

 10.25   Amendment #3 dated January 16, 2000, to Agreement No.
          19990112 between Amgen Inc. and Total Renal Care, Inc.X**

 12.1    Statement re Computation of Ratios of Earnings to Fixed
          Charges.X

 21.1    List of our subsidiaries.X

 23.1    Consent of KPMG LLP.X

 23.2    Consent of PricewaterhouseCoopers LLP.X

 24.1    Powers of Attorney with respect to DaVita (included on page
          II-1).

--------
  X Included in this filing.

  * Management contract or executive compensation plan or arrangement.

 ** Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

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

 (6) Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).

 (7) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 1998.

 (8) Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.

 (9) Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).

(10) Filed on August 14, 2000, as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.

(11) Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.