Form 10-K405/A
period 2000-12-31
DAVITA INC
filed 2001-03-26
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                FORM 10-K/A

                             (AMENDMENT No. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          Introductory Statement

  We are filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2000 because the original EDGAR filing was improperly processed by our filing agent.

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

 Treatment options for ESRD

  Treatment options for ESRD are hemodialysis, peritoneal dialysis and kidney transplantation. According to the USRDS, of the approximately 324,000 ESRD patients in the United States at the end of 1998, approximately 233,000 patients were receiving dialysis and the remaining patients had functioning transplants. The number of ESRD patients receiving dialysis treatments is forecasted to grow to approximately 520,000 in 2010, a compound annual growth rate of approximately 7%. In 2000, hemodialysis treatments, excluding treatments to hospital inpatients, accounted for approximately 87% of our total dialysis treatments.

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

  .  Peritoneal dialysis

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

Quality care

  We believe our reputation for quality care is a key factor in attracting patients and physicians and in securing relationships with managed care payors. We engage in organized and systematic efforts to measure, maintain and improve the quality of services we deliver through our quality management programs. These efforts include the development and implementation of patient care policies and procedures, education and training programs, and audits of the quality of services rendered at each of our centers. An important measure of the quality of dialysis care rendered is the urea reduction ratio, or URR, which is a measure of how well toxins are being removed from a patient's blood. In December 2000, approximately 88% of our dialysis patients had a URR of 65% or greater. In comparison, according to the most recently published national data from the Health Care Financing Administration, or HCFA, only 74% of all U.S. dialysis patients had a URR of 65% or greater in the fourth quarter of 1998.

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

  We have consulted with outside counsel, are reviewing our records and will evaluate our position with respect to all of the areas of inquiry. We are unable to determine at this time:

  .  When this matter will be resolved;

  . What position the Civil Division will take regarding any potential liability on our part;

  .  Whether any additional areas of inquiry will be opened; and

  .  Any outcome of this inquiry, financial or otherwise.

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

  Because our medical directors refer patients to our centers, the federal anti-kickback statute may apply. Among the available safe harbors is one for personal services, which is relevant to our arrangements with our medical directors. Most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, except in cases where a center is in transition from one medical director to another or where the term of an agreement with a physician has expired and a new agreement is in negotiation, our agreements with our medical directors satisfy most of the elements of this safe harbor. One of the requirements not satisfied is a requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Because of the nature of our medical directors' duties, we believe it is impossible to meet this requirement. Also, one of the requirements is that the compensation is fair market value for the services rendered. There is little guidance available as to what constitutes fair market value for medical director services. Although our medical director agreements are the result of arm's length negotiations, an enforcement agency could challenge the level of compensation that we pay to our medical directors. Accordingly, we could in the future be required to change our practices, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. One of the areas that the United States Attorney's inquiry described above covers is our financial relationships with physicians.

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

  Operating results excluding the divested non-continental U.S. operations, impairments and merger costs, were as follows (see note 16 to the consolidated financial statements for non-continental U.S. operating results):

                          Continental U.S. Operations

                                               Year ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  ----------  ----------
                                                (dollars in millions)
   Revenues .............................  $1,412  100% $1,321 100% $1,115 100%
   Operating expenses:
     Dialysis centers and labs ..........     973   69%    893  68%    709  64%
     General and administrative .........     120    8%    124   9%     72   6%
     Depreciation and amortization ......     103    7%     99   7%     83   7%
     Provision for uncollectible
      accounts ..........................      38    3%    127  10%     42   4%
                                           ------  ---  ------ ---  ------ ---
                                            1,234   87%  1,243  94%    906  81%
                                           ------  ---  ------ ---  ------ ---
   Operating income before impairment
    losses and merger costs .............  $  178   13% $   78   6% $  209  19%
                                           ======       ======      ======
   Impairment losses and merger costs:
     Non-continental U.S. operations ....  $   (1)      $   83
     Continental U.S. operations ........       5           57
     Merger costs .......................                           $   78
                                           ------       ------      ------
                                           $    4       $  140      $   78
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

  Approximately 41% of our net operating revenues in 1999 and 42% in 2000 were generated from patients who had private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The remainder of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates at which they pay us will increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have an adverse effect on our revenues, cash flows and net income.

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

  .  Pricing increases for private pay patients and government payors.

  We believe that the profit margins in ancillary services will not continue to grow and that the additional profit from the extension of the private insurance coverage period was a one-time event. Accordingly, we expect to see declining profit margins in the dialysis industry.

  Other forces that also may result in long-term industry margin compression include increases in labor and supply costs at a faster rate than reimbursement rate increases, reimbursement cuts for ancillary services and an inability to achieve future pricing increases, or maintain current pricing, for both private pay and managed care patients. We expect that our margins will decrease as a result of these industsry trends. Any significant decrease in our margins would have a negative impact on our net income and cash flows.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net income and cash flows.

  Approximately 54% of our net operating revenues in 1999 and 53% in 2000 were generated from patients who had Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. These rates have declined over 70% in real dollars since 1972. Congress recently enacted two separate increases of 1.2% to the Medicare composite reimbursement rate for dialysis effective January 1, 2000 and January 1, 2001. An additional 1.2% increase will become effective April 1, 2001, plus an adjustment factor designed to provide the benefits of the increase as if it had become effective on January 1, 2001. These were the first increases in the composite rate since 1991 and are significantly less than the cumulative rate of inflation since 1991. The Medicare Payment Advisory Commission has also recommended to Congress that there be no increase in the composite rate for 2002. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted for inflation, our net income and cash flows would be adversely affected.

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

   Scheduled payments                                         Interest Principal
   ------------------                                         -------- ---------
                                                                 (dollars in
                                                                  thousands)
   For the year ending December 31:
     2001.................................................... $83,033  $  1,676
     2002....................................................  82,871    15,097
     2003....................................................  65,444   232,519
     2004....................................................  54,800    70,212
     2005....................................................  47,541    70,198

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

Schedule II--Valuation and Qualifying Accounts..........................   S-2

  (3) Exhibits:

    3.1 Amended and Restated Certificate of Incorporation of Total Renal Care
         Holdings Inc., or TRCH, dated December 4, 1995.(1)

    3.2 Certificate of Amendment of Certificate of Incorporation of TRCH, dated
         February 26, 1998.(2)

    3.3 Certificate of Amendment of Certificate of Incorporation of DaVita Inc.
         (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(12)

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

    4.6 Purchase Agreement, dated as of November 12, 1998, between TRCH and the initial purchasers.(6)

   10.1 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(7)*

   10.2 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(8)*

   10.3  Amendment to Mr. Thiry's Employment Agreement, dated May 20, 2000.
          (10)*

   10.4  Second Amendment to Mr. Thiry's Employment Agreement, dated November
          28, 2000.(12)*

   10.5 Employment Agreement, dated as of March 1, 1998, by and between TRCH and John J. McDonough.(11)*

   10.6 Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(12)*

   10.7 Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(12)*

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

   10.23 Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

   10.24 Amendment #2, dated June 22, 2000, to Agreement No. 19990110 between
          Amgen Inc. and Total Renal Care, Inc., and letter agreement dated
          January 17, 2001 modifying Amendment #2.(12)**

   10.25 Amendment #3, dated January 16, 2000, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc.(12)**

   12.1  Statement re Computation of Ratios of Earnings to Fixed Charges.(12)

   21.1  List of our subsidiaries.(12)

   23.1 Consent of KPMG LLP.X

   23.2 Consent of PricewaterhouseCoopers LLP.X

   24.1 Powers of Attorney with respect to DaVita Inc.(12).

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

(12) Filed on March 20, 2001, as an exhibit to our Form 10-K for the year ended December 31, 2000.

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

2. Impairments and valuation losses

  Impairment and valuation losses for the year ended December 31, 2000 and 1999 consisted of the following:

                                                                 Year ended
                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               ------  --------
   Non-continental U.S. operations............................ $ (616) $ 82,812
   Continental U.S. operations................................  5,172    56,993
                                                               ------  --------
                                                               $4,556  $139,805
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

 CSFB

  A managing director of Credit Suisse First Boston Corporation, or CSFB, has served on the Company's board of directors since August 1994 and, prior to August 1997, an affiliate of CSFB held an ownership interest in the Company. Effective with the August 1997 public offering of common stock, CSFB and its affiliates no longer own an interest in the Company. During 1998, CSFB advised the Company on the acquisition of RTC and assisted us in the issuance of the 7% notes.

  Prior to November 2000 the Company maintained a business arrangement with CSFB under which the Company managed third-party dialysis centers with options to acquire the centers at future dates and guaranteed third-party debt of approximately $11 million as of December 31, 1999. The Company purchased these dialysis centers from CSFB and accordingly cancelled these guarantees in November 2000.

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

                                                Year ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           (unaudited) (unaudited) (unaudited)
                                           ----------- ----------  ----------
Net revenues ............................. $1,497,979  $1,476,727  $1,285,546
Net income (loss) before extraordinary
 item and cumulative effect of change in
 accounting principle .................... $   19,035  $ (145,246) $   15,587
Net income (loss).........................     15,545    (145,246)     (4,053)
Pro forma net income (loss) per share
 before extraordinary item and cumulative
 effect of change in accounting
 principle................................ $    0 .23  $    (1.79) $     0.19
Pro forma net income (loss) per share
 before extraordinary item and cumulative
 effect of change in accounting
 principle--assuming dilution ............ $     0.23  $    (1.79) $     0.19
Pro forma net income (loss) per share.....       0.19       (1.79)      (0.05)
Pro forma net income (loss) per share--
 assuming dilution .......................       0.19       (1.79)      (0.05)

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

                                  DAVITA INC.

                             (dollars in thousands)


19. Selected quarterly financial data (unaudited)

  Summary unaudited quarterly financial data for 2000 and 1999 is as follows:

                                             2000                                        1999
                          ------------------------------------------- -------------------------------------------
                          December 31 September 30 June 30   March 31 December 31 September 30 June 30   March 31
                          ----------- ------------ --------  -------- ----------- ------------ --------  --------
Net operating
 revenues...............   $372,746     $362,535   $378,908  $372,113  $ 373,120    $367,168   $352,819  $352,244
Operating income
 (loss).................     51,649       49,906     32,843    40,317   (154,864)     35,107     (6,353)   62,128
Income (loss) before
 extraordinary item.....     15,333       13,150    (15,355)    3,847   (150,664)      2,259    (22,059)   23,207
Net income (loss) ......     15,333        9,660    (15,355)    3,847   (150,664)      2,259    (22,059)   23,207
Income (loss) per common
 share--basic:
 Income (loss) before
  extraordinary item....   $   0.19     $   0.16   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.29
 Extraordinary loss ....                   (0.04)
                           --------     --------   --------  --------  ---------    --------   --------  --------
 Net income (loss) per
  share ................   $   0.19     $   0.12   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.29
                           ========     ========   ========  ========  =========    ========   ========  ========
Income (loss) per common
 share--assuming
 dilution:
 Income (loss) before
  extraordinary item....   $   0.18     $   0.16   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.28
 Extraordinary loss.....                   (0.04)
                           --------     --------   --------  --------  ---------    --------   --------  --------
 Net income (loss) per
  share.................   $   0.18     $   0.12   $  (0.19) $   0.05  $   (1.86)   $   0.03   $  (0.27) $   0.28
                           ========     ========   ========  ========  =========    ========   ========  ========

                                  DAVITA INC.

                             (dollars in thousands)


20. Condensed consolidating financial statements

  The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 because of the publicly traded debt of the RTC subsidiary. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

                  Condensed consolidating balance sheets

                            DaVita   RTC, Inc.      Non-
                             Inc.      issuer    guarantor   Consolidating Consolidated
                          guarantor  subsidiary subsidiaries  adjustments     total
                          ---------- ---------- ------------ ------------- ------------
As of December 31, 2000
Cash and cash
 equivalents............  $   16,553  $  1,871   $   12,783                 $   31,207
Accounts receivable,
 net....................                83,313      207,099                    290,412
Other current assets....       2,014    15,967       58,275                     76,256
                          ----------  --------   ----------   -----------   ----------
  Total current assets..      18,567   101,151      278,157                    397,875
Property and equipment,
 net....................       5,377    61,686      169,596                    236,659
Investment in
 subsidiaries...........     199,079                          $  (199,079)
Receivable from
 subsidiaries...........     938,183                             (938,183)
Intangible assets, net..       9,548   299,813      612,262                    921,623
Other assets............      37,692     2,146          637                     40,475
                          ----------  --------   ----------   -----------   ----------
  Total assets..........  $1,208,446  $464,796   $1,060,652   $(1,137,262)  $1,596,632
                          ==========  ========   ==========   ===========   ==========
Current liabilities.....      15,278    23,996      210,253                    249,527
Payables to subsidiary /
 parent.................               146,877      791,306      (938,183)
Long-term liabilities...     843,800   125,000       10,061                    978,861
Minority interests......                             18,876                     18,876
Shareholders' equity....     349,368   168,923       30,156      (199,079)     349,368
                          ----------  --------   ----------   -----------   ----------
  Total liabilities and
   shareholders'
   equity...............  $1,208,446  $464,796   $1,060,652   $(1,137,262)  $1,596,632
                          ==========  ========   ==========   ===========   ==========
As of December 31, 1999
Cash and cash
 equivalents............  $   90,544  $  4,118   $   13,319                 $  107,981
Accounts receivable,
 net....................               115,442      274,887                    390,329
Other current assets....       9,599    11,946      134,893                    156,438
                          ----------  --------   ----------   -----------   ----------
  Total current assets..     100,143   131,506      423,099                    654,748
Property and equipment,
 net....................       5,850    86,572      193,027                    285,449
Investment in
 subsidiaries...........     166,227                          $  (166,227)
Receivable from
 subsidiaries...........   1,316,530                           (1,316,530)
Intangible assets, net..      28,862   346,756      694,054                  1,069,672
Other assets............      40,038       167        6,644                     46,849
                          ----------  --------   ----------   -----------   ----------
  Total assets..........  $1,657,650  $565,001   $1,316,824   $(1,482,757)  $2,056,718
                          ==========  ========   ==========   ===========   ==========
Current liabilities.....   1,328,180   237,424      132,940                  1,698,544
Payables to subsidiary /
 parent.................               161,720    1,154,810    (1,316,530)
Long-term liabilities...       3,066     1,504        4,623                      9,193
Minority interests......                             22,577                     22,577
Shareholders' equity....     326,404   164,353        1,874      (166,227)     326,404
                          ----------  --------   ----------   -----------   ----------
  Total liabilities and
   shareholders'
   equity...............  $1,657,650  $565,001   $1,316,824   $(1,482,757)  $2,056,718
                          ==========  ========   ==========   ===========   ==========

                                  DAVITA INC.

                             (dollars in thousands)

                  Condensed consolidating statements of income

                                      RTC, Inc.      Non-
                          DaVita Inc.   issuer    guarantor   Consolidating Consolidated
                           guarantor  subsidiary subsidiaries  adjustments     total
                          ----------- ---------- ------------ ------------- ------------
For the year ended
 December 31, 2000
Net operating revenues..   $ 117,111   $442,940   $1,035,438    $(109,187)   $1,486,302
Operating expenses......      27,457    426,069      967,248     (109,187)    1,311,587
                           ---------   --------   ----------    ---------    ----------
Operating income
 (loss).................      89,654     16,871       68,190                    174,715
Other income (loss).....      (7,920)                    719                     (7,201)
Debt expense............     108,644      7,040          953                    116,637
Minority interests......                              (5,942)                    (5,942)
Income taxes............     (11,033)     5,261       33,732                     27,960
DaVita Inc.'s equity
 earnings in
 consolidated
 subsidiary.............      32,852                              (32,852)
Extraordinary loss......      (3,490)                                            (3,490)
                           ---------   --------   ----------    ---------    ----------
 Net income (loss)......   $  13,485   $  4,570   $   28,282    $ (32,852)   $   13,485
                           =========   ========   ==========    =========    ==========
For the year ended
 December 31, 1999
Net operating revenues..   $ 100,344   $496,380   $  941,538    $ (92,911)   $1,445,351
Operating expenses......      51,668    499,560    1,051,016      (92,911)    1,509,333
                           ---------   --------   ----------    ---------    ----------
 Operating loss.........      48,676     (3,180)    (109,478)                   (63,982)
Other income (loss).....        (514)    (3,639)       2,258                     (1,895)
Debt expense............     100,798      7,988        2,011                    110,797
Minority interests......                              (5,152)                    (5,152)
Income taxes............     (10,132)     9,296      (33,734)                   (34,570)
DaVita Inc.'s equity
 earnings in
 consolidated
 subsidiary.............    (104,752)                             104,752
                           ---------   --------   ----------    ---------    ----------
 Net income (loss)......   $(147,256)  $(24,103)  $  (80,649)   $ 104,752    $ (147,256)
                           =========   ========   ==========    =========    ==========
For the year ended
 December 31, 1998
Net operating revenues..   $  78,212   $472,355   $  707,162    $ (53,991)   $1,203,738
Operating expenses......      48,015    446,367      628,434      (53,991)    1,068,825
                           ---------   --------   ----------    ---------    ----------
 Operating income ......      30,197     25,988       78,728                    134,913
Other income ...........         595                   4,299                      4,894
Debt expense............      73,306      8,993        1,704                     84,003
Minority interests......                              (7,163)                    (7,163)
Income taxes............       4,597     19,959       13,893                     38,449
DaVita Inc.'s equity
 earnings in
 consolidated
 subsidiary.............      47,595                              (47,595)
Extraordinary loss......      (9,932)    (2,812)                                (12,744)
Cumulative effect of
 accounting change......                 (3,993)      (2,903)                    (6,896)
                           ---------   --------   ----------    ---------    ----------
 Net income (loss)......   $  (9,448)  $ (9,769)  $   57,364    $ (47,595)   $   (9,448)
                           =========   ========   ==========    =========    ==========

                                  DAVITA INC.

                             (dollars in thousands)

                Condensed consolidating statements of cash flows

                                     RTC, Inc.
                         DaVita Inc.   issuer   Non-guarantor Consolidating Consolidated
                          guarantor  subsidiary subsidiaries   adjustments     total
                         ----------- ---------- ------------- ------------- ------------

Year ended December 31,
 2000
Cash flows from
 operating activities:
Net income.............   $  13,485   $  4,570    $  28,282     $ (32,852)   $  13,485
Changes in operating
 and intercompany
 assets and liabilities
 and non cash items
 included in net
 income................     364,575    (99,917)      (3,347)       32,852      294,163
                          ---------   --------    ---------     ---------    ---------
   Net cash provided by
    (used in) operating
    activities:........     378,060    (95,347)      24,935           --       307,648
                          ---------   --------    ---------     ---------    ---------
Cash flows from
 investing activities:
Purchases of property
 and equipment, net....        (722)   (12,242)     (28,124)                   (41,088)
Acquisitions and
 divestitures, net.....                105,342       28,955                    134,297
Other items............        (342)                    488                        146
                          ---------   --------    ---------     ---------    ---------
   Net cash provided by
    (used in) investing
    activities.........      (1,064)    93,100        1,319                     93,355
                          ---------   --------    ---------     ---------    ---------
Cash flows from
 financing activities:
Long-term debt.........    (456,810)                (20,226)                  (477,036)
Other items............       5,823                  (6,564)                      (741)
                          ---------   --------    ---------     ---------    ---------
   Net cash used in
    financing
    activities.........    (450,987)                (26,790)                  (477,777)
                          ---------   --------    ---------     ---------    ---------
Net decrease in cash...     (73,991)    (2,247)        (536)                   (76,774)
Cash at the beginning
 of the year...........      90,544      4,118       13,319                    107,981
                          ---------   --------    ---------     ---------    ---------
Cash at the end of the
 year..................   $  16,553   $  1,871    $  12,783     $     --     $  31,207
                          =========   ========    =========     =========    =========
Year ended December 31,
 1999
Cash flows from
 operating activities:
Net loss...............   $(147,256)  $(24,103)   $ (80,649)    $ 104,752    $(147,256)
Changes in operating
 assets and
 intercompany and
 liabilities and non
 cash items included in
 net loss..............      40,079     50,684      332,751      (104,752)     318,762
                          ---------   --------    ---------     ---------    ---------
   Net cash provided by
    (used in) operating
    activities.........    (107,177)    26,581      252,102           --       171,506
                          ---------   --------    ---------     ---------    ---------
Cash flows from
 investing activities:
Purchases of property
 and equipment, net....      (5,133)   (27,660)     (73,864)                  (106,657)
Acquisitions...........                            (154,226)                  (154,226)
Other items............                             (30,564)                   (30,564)
                          ---------   --------    ---------     ---------    ---------
   Net cash used in
    investing
    activities.........      (5,133)   (27,660)    (258,654)                  (291,447)
                          ---------   --------    ---------     ---------    ---------
Cash flows from
 financing activities:
Long-term debt.........     203,263       (199)      (1,547)                   201,517
Other items............      (6,312)                 (4,052)                   (10,364)
                          ---------   --------    ---------     ---------    ---------
   Net cash provided by
    (used in) financing
    activities.........     196,951       (199)      (5,599)                   191,153
Foreign currency
 translation loss......                              (4,718)                    (4,718)
                          ---------   --------    ---------     ---------    ---------
Net increase (decrease)
 in cash...............      84,641     (1,278)     (16,869)                    66,494
Cash at the beginning
 of the year...........       5,903      5,396       30,188                     41,487
                          ---------   --------    ---------     ---------    ---------
Cash at the end of the
 year..................   $  90,544   $  4,118    $  13,319     $     --     $ 107,981
                          =========   ========    =========     =========    =========

                                  DAVITA INC.

                             (dollars in thousands)

         Condensed consolidating statements of cash flows--(continued)

                                     RTC, Inc.
                         DaVita Inc.   issuer   Non-guarantor Consolidating Consolidated
                          guarantor  subsidiary subsidiaries   adjustments     total
                         ----------- ---------- ------------- ------------- ------------

Year ended December 31,
 1998
Cash flows from
 operating activities:
Net income (loss)......   $  (9,448)  $ (9,769)   $  57,364     $(47,595)    $  (9,448)
Changes in operating
 and intercompany
 assets and liabilities
 and non cash items
 included in net income
 (loss)................    (722,378)   316,072      380,077       47,595        21,366
                          ---------   --------    ---------     --------     ---------
   Net cash provided by
    (used) in operating
    activities.........    (731,826)   306,303      437,441          --         11,918
                          ---------   --------    ---------     --------     ---------
Cash flows from
 investing activities:
Purchases of property
 and equipment, net....        (449)   (15,526)     (66,845)                   (82,820)
Acquisitions...........                (17,871)    (320,293)                  (338,164)
Other items............     (14,555)                (16,785)                   (31,340)
                          ---------   --------    ---------     --------     ---------
   Net cash used in
    investing
    activities.........     (15,004)   (33,397)    (403,923)                  (452,324)
                          ---------   --------    ---------     --------     ---------
Cash flows from
 financing activities:
Long-term debt.........     744,744   (268,253)      (4,196)                   472,295
Other items............       6,526                  (3,628)                     2,898
                          ---------   --------    ---------     --------     ---------
   Net cash provided by
    (used in) financing
    activities.........     751,270   (268,253)      (7,824)                   475,193
                          ---------   --------    ---------     --------     ---------
Net increase in cash...       4,440      4,653       25,694                     34,787
Cash at the beginning
 of the year...........       1,463        743        4,494                      6,700
                          ---------   --------    ---------     --------     ---------
Cash at the end of the
 year..................   $   5,903   $  5,396    $  30,188     $    --      $  41,487
                          =========   ========    =========     ========     =========

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 23, 2001.

                                          DAVITA INC.

                                                          *
                                          By: _________________________________
                                                       Kent J. Thiry
                                                Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

               Signature                         Title                 Date
               ---------                         -----                 ----

                   *                    Chairman and Chief        March 23, 2001
 ______________________________________  Executive Officer
             Kent J. Thiry               (Principal Executive
                                         Officer)

                   *                    Chief Financial Officer   March 23, 2001
 ______________________________________  (Principal Financial
           Richard K. Whitney            Officer)

                   *                    Vice President and        March 23, 2001
 ______________________________________  Controller (Principal
              Gary W. Beil               Accounting Officer)

                   *                    Director                  March 23, 2001
 ______________________________________
            Maris Andersons

                   *                    Director                  March 23, 2001
 ______________________________________
          Richard B. Fontaine

                   *                    Director                  March 23, 2001
 ______________________________________
            Peter T. Grauer

                   *                    Director                  March 23, 2001
 ______________________________________
         C. Raymond Larkin, Jr.

                   *                    Director                  March 23, 2001
 ______________________________________
            Shaul G. Massry
                   *                    Director                  March 23, 2001
 ______________________________________
             John M. Nehra

                   *                    Director                  March 23, 2001
 ______________________________________
            Thomas A. Scully

  /s/ Steven J. Udiclous

*By: __________________________

    Steven J. Udiclous

     Attorney-in-Fact

                     REPORTS OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
DaVita Inc.

  Under date of February 20, 2001, we reported on the consolidated balance sheet of DaVita Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2000, which are included in the Form 10-K/A. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended December 31, 2000 in the Form 10-K/A. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
February 20, 2001

                               ----------------

To the Board of Directors
of DaVita Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 22, 2000, except for the first paragraph of Note 10 as to which the date is July 14, 2000, appearing on page F-1 of this Annual Report on Form 10-K/A also included audits of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K/A for the years ended December 31, 1999 and 1998. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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
  3.1    Amended and Restated Certificate of Incorporation of Total
          Renal Care Holdings, Inc., or TRCH, dated December 4,
          1995.(1)

  3.2    Certificate of Amendment of Certificate of Incorporation of
          TRCH, dated February 26, 1998.(2)

  3.3    Certificate of Amendment of Certificate of Incorporation of
          DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(12)

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

  4.6    Purchase Agreement, dated as of November 12, 1998, between
          TRCH and the initial purchasers.(6)

 10.1 Employment Agreement, dated as of March 2, 1998, by and between TRCH and Barry C. Cosgrove.(7)*

 10.2 Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(8)*

 10.3    Amendment to Mr. Thiry's Employment Agreement, dated May 20,
          2000.(10)*

 10.4    Second Amendment to Mr. Thiry's Employment Agreement, dated
          November 28, 2000.(12)*

 10.5 Employment Agreement, dated as of March 1, 1998, by and between TRCH and John J. McDonough.(11)*

 10.6 Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(12)*

 10.7 Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(12)*

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

 10.24 Amendment #2 dated June 22, 2000, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc., and letter agreement dated January 17, 2001, modifying Amendment
          #2.(12)**

 10.25   Amendment #3 dated January 16, 2000, to Agreement No.
          19990110 between Amgen Inc. and Total Renal Care, Inc.(12)**

 12.1    Statement re Computation of Ratios of Earnings to Fixed
          Charges.(12)

 21.1    List of our subsidiaries.(12)

 23.1    Consent of KPMG LLP.X

 23.2    Consent of PricewaterhouseCoopers LLP.X

 24.1    Powers of Attorney with respect to DaVita.(12)

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

(12) Filed on March 20, 2001, as an exhibit to our Form 10-K for the year ended December 31, 2000.