Form 10-Q
period 2001-03-31
DAVITA INC
filed 2001-05-14
CIK 927066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                     For the Quarter Ended March 31, 2001

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

   As of May 1, 2001, there were 83,050,889 shares of the Registrant's common stock (par value $0.001) issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  DAVITA INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000...........................................       1

         Consolidated Statements of Income and Comprehensive Income
         for the three months ended March 31, 2001 and March 31,
         2000........................................................       2

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and March 31, 2000.....................       3

         Notes to Condensed Consolidated Financial Statements........       4

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..      13

                          PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...........................................      13

 Item 6. Exhibits and Reports on Form 8-K............................      13

 Signature............................................................     14

--------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                                  DAVITA INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                 (dollars in thousands, except per share data)

                                                       March 31,   December 31,
                                                          2001         2000
                                                       ----------  ------------
                        ASSETS
Cash and cash equivalents............................. $   17,443   $   31,207
Accounts receivable, less allowance of $60,790 and
 $61,619..............................................    299,424      290,412
Inventories...........................................     45,566       20,641
Other current assets..................................     14,259       10,293
Income taxes receivable...............................                   2,830
Deferred income taxes.................................     42,265       42,492
                                                       ----------   ----------
    Total current assets..............................    418,957      397,875
Property and equipment, net...........................    242,797      236,659
Intangible assets, net................................    947,946      921,623
Investments in third-party dialysis businesses........     12,203       34,194
Other long-term assets................................      2,205        1,979
Deferred income taxes.................................      1,629        4,302
                                                       ----------   ----------
                                                       $1,625,737   $1,596,632
                                                       ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable...................................... $   77,345   $   74,882
Other current liabilities.............................    106,781      102,563
Accrued compensation and benefits.....................     72,484       70,406
Current portion of long-term debt.....................      7,580        1,676
Income taxes payable..................................     15,503
                                                       ----------   ----------
    Total current liabilities.........................    279,693      249,527
Long-term debt........................................    932,025      974,006
Other long-term liabilities...........................      4,755        4,855
Minority interests....................................     21,045       18,876
Shareholders' equity:
  Preferred stock ($0.001 par value; 5,000,000 shares
   authorized; none issued or outstanding)............
  Common stock ($0.001 par value, 195,000,000 shares
   authorized; 82,943,817 and 82,135,634 shares issued
   and outstanding)...................................         83           82
  Additional paid-in capital..........................    438,509      430,676
  Notes receivable from shareholders..................                     (83)
  Accumulated deficit.................................    (50,373)     (81,307)
                                                       ----------   ----------
    Total shareholders' equity........................    388,219      349,368
                                                       ----------   ----------
                                                       $1,625,737   $1,596,632
                                                       ==========   ==========

           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
                 (dollars in thousands, except per share data)

                                                               Three months
                                                              ended March 31
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Net operating revenues.....................................  $386,217  $372,113
Operating expenses:
  Dialysis centers and labs................................   260,974   259,298
  General and administrative...............................    31,813    31,921
  Depreciation and amortization............................    26,148    27,718
  Provision for uncollectible accounts.....................    (8,185)   12,859
                                                             --------  --------
    Total operating expenses...............................   310,750   331,796
                                                             --------  --------
Operating income...........................................    75,467    40,317
Other income, net..........................................     1,348     1,395
Debt expense...............................................    19,724    33,165
Minority interests in income of consolidated subsidiaries..    (2,457)     (998)
                                                             --------  --------
Income before income taxes.................................    54,634     7,549
Income tax expense.........................................    23,700     3,702
                                                             --------  --------
Net income.................................................  $ 30,934  $  3,847
                                                             ========  ========

Earnings per common share--basic...........................  $   0.37  $   0.05
                                                             ========  ========

Earnings per common share--assuming dilution...............  $   0.35  $   0.05
                                                             ========  ========

COMPREHENSIVE INCOME

Net income and comprehensive income........................  $ 30,934  $  3,847
                                                             ========  ========



           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                                                Three months ended
                                                                                     March 31
                                                                                -------------------
                                                                                  2001       2000
                                                                                ---------  --------
Cash flows from operating activities:
  Net income................................................................... $  30,934  $  3,847
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization..............................................    26,148    27,718
    Gain on divestures.........................................................              (2,107)
    Deferred income taxes......................................................     2,900       156
    Non-cash debt expense......................................................       500       852
    Stock option expense and tax benefits......................................     3,287        88
    Equity investment losses (income)..........................................      (694)      396
    Minority interests in income of consolidated subsidiaries..................     2,457       998
  Changes in operating assets and liabilities, net of acquisitions and divestitures:
    Accounts receivable........................................................    (2,846)   24,031
    Inventories................................................................   (24,418)    7,517
    Other current assets.......................................................    (3,540)   (4,541)
    Other long-term assets.....................................................        49     1,993
    Accounts payable...........................................................     2,160   (22,116)
    Accrued compensation and benefits..........................................    (1,539)     (261)
    Other current liabilities..................................................     4,200    (2,001)
    Income taxes...............................................................    18,333    25,978
    Other long-term liabilities................................................      (100)     (208)
                                                                                ---------  --------
      Net cash provided by operating activities................................    57,831    62,340
                                                                                ---------  --------
Cash flows from investing activities:
  Additions of property and equipment, net.....................................    (6,755)  (16,677)
  Acquisitions and divestitures, net...........................................   (50,667)   14,791
  Investments in affiliates, net...............................................    19,593    (2,194)
                                                                                ---------  --------
      Net cash used in investing activities....................................   (37,829)   (4,080)
                                                                                ---------  --------
Cash flows from financing activities:
  Borrowings...................................................................   814,813
  Payments on long-term debt...................................................  (851,667)  (15,223)
  Deferred financing costs.....................................................       (50)
  Net proceeds from issuance of common stock...................................     4,630       867
  Distributions to minority interests..........................................    (1,492)   (1,508)
                                                                                ---------  --------
      Net cash used in financing activities....................................   (33,766)  (15,864)
                                                                                ---------  --------
Net increase (decrease) in cash................................................   (13,764)   42,396
Cash and cash equivalents at beginning of period...............................    31,207   107,981
                                                                                ---------  --------
Cash and cash equivalents at end of period..................................... $  17,443  $150,377
                                                                                =========  ========

           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                 (dollars in thousands, except per share data)

   Unless otherwise indicated in this Form 10-Q "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its subsidiaries.

1. Condensed consolidated interim financial statements

   The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these interim financial statements. These adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K as amended by Form 10-K/A. Certain reclassifications have been made to prior periods to conform with current reporting.

2. Earnings per share calculation

   The reconciliation of the numerators and denominators used to calculate earnings per common share for the periods presented is as follows:

                                                                 Three months
                                                                ended March 31
                                                                --------------
                                                                 2001    2000
                                                                ------- ------
Basic:
  Net income................................................... $30,934 $3,847
                                                                ======= ======
  Weighted average number of shares outstanding during the
   period......................................................  82,537 81,352
  Reduction in shares in connection with notes receivable from
   employees...................................................            (37)
                                                                ------- ------
  Weighted average number of shares outstanding for earnings per share--basic............................................  82,537 81,315
                                                                ======= ======
  Earnings per share--basic.................................... $  0.37 $ 0.05
                                                                ======= ======
Assuming dilution:
  Net income................................................... $30,934 $3,847
  Interest, net of tax resulting from dilutive effect of
   convertible debt............................................   4,662
                                                                ------- ------
    Net income--assuming dilution.............................. $35,596 $3,847
                                                                ======= ======
  Weighted average number of shares outstanding for earnings per share--basic............................................  82,537 81,315
    Incremental shares from stock option plans.................   4,270    429
    Incremental shares from convertible debt...................  15,394
                                                                ------- ------
  Weighted average outstanding and incremental shares for
   earnings per share--assuming dilution....................... 102,201 81,744
                                                                ======= ======
  Earnings per share--assuming dilution........................ $  0.35 $ 0.05
                                                                ======= ======

   Stock options with exercise prices greater than the average market price of shares outstanding during the period were not included in the calculation of earnings per share assuming dilution because they would have been anti-dilutive. The stock options not included in the calculation totaled 2,207,367 and 10,428,517 shares at exercise prices ranging from $16.77 to $33.50 per share and $4.23 to $36.13 per share for the three months ended March 31, 2001 and 2000, respectively. The calculation of earnings per share assuming dilution includes the

                                  DAVITA INC.

                                  (unaudited)
                 (dollars in thousands except per share data)

dilutive effect of both the 5 5/8% and the 7% convertible subordinated notes on an "if-converted" basis for the three months ended March 31, 2001. Both the 5 5/8% and the 7% convertible subordinated notes were anti-dilutive on an "if-converted" basis for the three months ended March 31, 2000.

3. Subsequent events

   On April 6, 2001 the Company completed the sale of $225,000 9 1/4% Senior Subordinated Notes in a private offering. The Notes mature on April 15, 2011 and will be callable by the Company on or after April 15, 2006. Net proceeds of $219,375 from the offering were used to pay down amounts outstanding under the Company's then existing senior credit facilities. On May 4, 2001 the Company completed a refinancing of its existing senior credit facilities. The new credit facilities consist of a Term A loan of $50,000, a Term B loan of $200,000 and a $150,000 undrawn revolving credit facility. As a result of these refinancings, the write-off of deferred financing costs and accelerated recognition of deferred swap liquidation gains associated with the refinanced debt will be reported as a net extraordinary gain for the quarter ending June 30, 2001.

4. Contingencies

   Health care providers' revenues may be subject to adjustment as a result of
(1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries; (3) differing opinions regarding a patient's medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements.

   The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5.6 million for the review period from January 1995 to April 1996, and $15 million for the review period from May 1996 to March 1998. The carrier has suspended all payments of Medicare claims from this laboratory since May 1998. The carrier has also determined that $16.1 million of the suspended claims for the review period from April 1998 to August 1999 and $11.6 million of the suspended claims for the review period from August 1999 to May 2000 were not properly supported by the prescribing physicians' medical justification. The carrier has alleged that 99% of the tests the laboratory performed during the review period from January 1995 to April 1996, 96% of the tests performed in the period from May 1996 to March 1998, 70% of the tests performed in the period from April 1998 to August 1999, and 72% of the tests performed in the period from August 1999 to May 2000 were not properly supported by the prescribing physicians' medical justification.

   The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The Company received minimal responses from the carrier to its repeated requests for clarification and information regarding the continuing payment suspension. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision upholding the overpayment determination of $5.6 million. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000 the hearing officer issued a decision upholding $14.2 million, or substantially all of the overpayment determination. The Company has filed appeals of both decisions to a federal administrative law judge, and has moved to consolidate the two appeals. At this time, the Company has not received a scheduled date for a hearing with an administrative law judge, although the Department of Health and Human Services, or HHS, has informed the Company that it can expect a hearing in the second quarter of 2001.

                                  DAVITA INC.

                                  (unaudited)
                 (dollars in thousands except per share data)

   In February 1999, our Florida-based laboratory subsidiary filed a complaint against the carrier and HHS seeking a court order to lift the payment suspension. In July 1999, the court dismissed our complaint because we had not exhausted all administrative remedies, that is, the carrier review and administrative law judge processes described above.

   In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 we sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and HHS of this matter, and we had provided requested information to the DOJ. The Company met with the DOJ in February 2001 at which time the DOJ requested additional information, which the Company is providing.

   Timing of the final resolution of this matter is highly uncertain, and beyond the Company's control or influence. Beginning in the third quarter of 2000, the Company stopped recognizing Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. The amount of potential Medicare revenue not accrued beginning in the third quarter of 2000 was approximately $4 million per quarter. We estimate that the potential cash exposure as of March 31, 2001 is not more than $15 million based on the carrier's overpayment findings noted above. If this matter is resolved in a manner adverse to the Company, the government could impose additional fines and penalties, which could be substantial.

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

   In addition to the foregoing, DaVita is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional matters, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

5. Condensed consolidating financial statements

   The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the Company's publicly traded debt. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

                                  DAVITA INC.

                                  (unaudited)
                  (dollars in thousands except per share data)

   The $125,000 5 5/8% Convertible Subordinated Notes Due 2006, issued by the wholly-owned subsidiary Renal Treatment Centers, Inc., or RTC, are guaranteed by DaVita Inc. The $225,000 9 1/4% Senior Subordinated Notes issued in April 2001 by DaVita Inc., are guaranteed by all its wholly-owned domestic subsidiaries. Non-wholly-owned subsidiaries, joint ventures and partnerships are not guarantors of either obligations.

                     Condensed Consolidating Balance Sheets

                                        Wholly-owned
                                        subsidiaries
                            DaVita   ------------------- Non-participating Consolidating Consolidated
                             Inc.      RTC    All others   subsidiaries     adjustments     total
                          ---------- -------- ---------- ----------------- ------------- ------------
As of March 31, 2001
--------------------
Cash and cash
 equivalents............  $    6,848 $      7  $ 10,588                                   $   17,443
Accounts receivable,
 net....................               84,446   185,524      $ 29,454                        299,424
Other current assets....       2,533   14,382    83,113         2,062                        102,090
                          ---------- --------  --------      --------       -----------   ----------
  Total current assets..       9,381   98,835   279,225        31,516                        418,957
Property and equipment,
 net....................       5,021   58,673   154,784        24,319                        242,797
Investments in
 subsidiaries...........     234,670                                           (234,670)
Receivables from
 subsidiaries...........     940,517                                           (940,517)
Intangible assets, net..       9,105  294,506   527,151       117,184                        947,946
Other assets............      12,541    5,325    (1,873)           44                         16,037
                          ---------- --------  --------      --------       -----------   ----------
  Total assets..........  $1,211,235 $457,339  $959,287      $173,063       $(1,175,187)  $1,625,737
                          ========== ========  ========      ========       ===========   ==========
Current liabilities.....      21,674   24,285   230,179         3,555                        279,693
Payables to
 subsidiaries/parent....              129,053   774,275        37,189          (940,517)
Long-term liabilities...     801,300  125,000     5,122         5,358                        936,780
Minority interests......                                                         21,045       21,045
Shareholders' equity....     388,261  179,001   (50,289)      126,961          (255,715)     388,219
                          ---------- --------  --------      --------       -----------   ----------
  Total liabilities and
   shareholders'
   equity...............  $1,211,235 $457,339  $959,287      $173,063       $(1,175,187)  $1,625,737
                          ========== ========  ========      ========       ===========   ==========

As of December 31, 2000
-----------------------
Cash and cash
 equivalents............  $   16,553 $  1,871  $ 12,783                                   $   31,207
Accounts receivable,
 net....................               83,313   180,263      $ 26,836                        290,412
Other current assets....       2,014   15,967    55,947         2,328                         76,256
                          ---------- --------  --------      --------       -----------   ----------
  Total current assets..      18,567  101,151   248,993        29,164                        397,875
Property and equipment,
 net....................       5,377   61,686   146,959        22,637                        236,659
Investments in
 subsidiaries...........     199,079                                           (199,079)
Receivables from
 subsidiaries...........     938,183                                           (938,183)
Intangible assets, net..       9,548  299,813   493,946       118,316                        921,623
Other assets............      37,692    2,146       593            44                         40,475
                          ---------- --------  --------      --------       -----------   ----------
  Total assets..........  $1,208,446 $464,796  $890,491      $170,161       $(1,137,262)  $1,596,632
                          ========== ========  ========      ========       ===========   ==========
Current liabilities.....      15,278   23,996   206,275         3,978                        249,527
Payables to
 subsidiaries/parent....              146,877   746,892        44,414          (938,183)
Long-term liabilities...     843,800  125,000     5,311         4,750                        978,861
Minority interests......                                                         18,876       18,876
Shareholders' equity....     349,368  168,923   (67,987)      117,019          (217,955)     349,368
                          ---------- --------  --------      --------       -----------   ----------
  Total liabilities and
   shareholders'
   equity...............  $1,208,446 $464,796  $890,491      $170,161       $(1,137,262)  $1,596,632
                          ========== ========  ========      ========       ===========   ==========

                                  DAVITA INC.

                                  (unaudited)
                  (dollars in thousands except per share data)


                  Condensed Consolidating Statements of Income

                                        Wholly-owned
                                        subsidiaries
                                      -----------------
                                                 All     Non-participating Consolidating Consolidated
                          DaVita Inc.   RTC     others     subsidiaries     adjustments     total
                          ----------- -------- --------  ----------------- ------------- ------------
For the quarter ended
 March 31, 2001
---------------------
Net operating revenues..    $33,567   $117,789 $222,583       $44,147        $(31,869)     $386,217
Operating expenses......     10,123     98,563  201,059        32,874         (31,869)      310,750
                            -------   -------- --------       -------        --------      --------
Operating income........     23,444     19,226   21,524        11,273                        75,467
Other income............        228         58    1,062                                       1,348
Debt expense............     18,132      1,743   (1,482)        1,331                        19,724
Minority interests......                                                       (2,457)       (2,457)
Income taxes............      2,382      7,463   13,855                                      23,700
Equity earnings in
 consolidated
 subsidiaries...........     27,776               7,485                       (35,261)
                            -------   -------- --------       -------        --------      --------
  Net income............    $30,934   $ 10,078 $ 17,698       $ 9,942        $(37,718)     $ 30,934
                            =======   ======== ========       =======        ========      ========

For the quarter ended
 March 31, 2000
---------------------
Net operating revenues..    $21,201   $124,734 $206,125       $39,505        $(19,452)     $372,113
Operating expenses......      6,780    114,427  196,726        33,315         (19,452)      331,796
                            -------   -------- --------       -------        --------      --------
  Operating income......     14,421     10,307    9,399         6,190                        40,317
Other income............        385         48      950            12                         1,395
Debt expense............     31,647      1,728   (3,351)        3,141                        33,165
Minority interests......                                                         (998)         (998)
Income taxes............     (6,905)     3,424    7,223           (40)                        3,702
Equity earnings in
 consolidated
 subsidiaries...........     13,783               2,103                       (15,886)
                            -------   -------- --------       -------        --------      --------
  Net income............    $ 3,847   $  5,203 $  8,580       $ 3,101        $(16,884)     $  3,847
                            =======   ======== ========       =======        ========      ========

                                  DAVITA INC.

                                  (unaudited)
                  (dollars in thousands except per share data)


                Condensed Consolidating Statements of Cash Flows

                                        Wholly-owned
                                        subsidiaries
                                      ------------------
                                                  All     Non-participating Consolidating Consolidated
                          DaVita Inc.   RTC      others     subsidiaries     adjustments     total
                          ----------- --------  --------  ----------------- ------------- ------------
Quarter ended March 31,
 2001
Cash flows from
 operating activities:
Net income..............   $ 30,934   $ 10,078  $ 17,698       $ 9,942        $(37,718)     $ 30,934
Changes in operating and
 intercompany assets and
 liabilities and non
 cash items included in
 net income.............     (2,610)   (10,903)    8,953        (6,261)         37,718        26,897
                           --------   --------  --------       -------        --------      --------
 Net cash provided by
  (used in) operating
  activities:                28,324       (825)   26,651         3,681             --         57,831
                           --------   --------  --------       -------        --------      --------
Cash flows from
 investing activities:
Purchases of property
 and equipment, net.....       (109)    (1,039)   (2,779)       (2,828)                       (6,755)
Acquisitions and
 divestitures, net......                         (50,667)                                    (50,667)
Other items.............                          19,568            25                        19,593
                           --------   --------  --------       -------        --------      --------
 Net cash used in
  investing activities..       (109)    (1,039)  (33,878)       (2,803)                      (37,829)
                           --------   --------  --------       -------        --------      --------
Cash flows from
 financing activities:
Long-term debt..........    (42,500)               5,032           614                       (36,854)
Other items.............      4,580                             (1,492)                        3,088
                           --------   --------  --------       -------        --------      --------
 Net cash provided (used
  in) financing
  activities............    (37,920)               5,032          (878)                      (33,766)
                           --------   --------  --------       -------        --------      --------
Net decrease in cash....     (9,705)    (1,864)   (2,195)          --                        (13,764)
Cash at the beginning of
 the period.............     16,553      1,871    12,783                                      31,207
                           --------   --------  --------       -------        --------      --------
Cash at the end of the
 period.................   $  6,848   $      7  $ 10,588       $   --         $    --       $ 17,443
                           ========   ========  ========       =======        ========      ========
Quarter ended March 31,
 2000
Cash flows from
 operating activities:
Net income..............   $  3,847   $  5,203  $  8,580       $ 3,101        $(16,884)     $  3,847
Changes in operating and
 intercompany assets and
 liabilities and non
 cash items included in
 net loss...............    (56,284)      (362)   98,844          (589)         16,884        58,493
                           --------   --------  --------       -------        --------      --------
 Net cash provided by
  (used in) operating
  activities............    (52,437)     4,841   107,424         2,512             --         62,340
                           --------   --------  --------       -------        --------      --------
Cash flows from
 investing activities:
Purchases of property
 and equipment, net.....       (337)    (4,661)  (10,044)       (1,635)                      (16,677)
Acquisitions and
 divestitures, net......                          14,791                                      14,791
Other items.............                          (2,194)                                     (2,194)
                           --------   --------  --------       -------        --------      --------
 Net cash provided by
  (used in) investing
  activities............       (337)    (4,661)    2,553        (1,635)                       (4,080)
                           --------   --------  --------       -------        --------      --------
Cash flows from
 financing activities:
Long-term debt..........    (11,885)              (2,461)         (877)                      (15,223)
Other items.............        867               (1,508)                                       (641)
                           --------   --------  --------       -------        --------      --------
 Net cash used in
  financing activities..    (11,018)              (3,969)         (877)                      (15,864)
Net increase (decrease)
 in cash................    (63,792)       180   106,008                                      42,396
Cash at the beginning of
 the period.............     90,544      4,118    13,319                                     107,981
                           --------   --------  --------       -------        --------      --------
Cash at the end of the
 period.................   $ 26,752   $  4,298  $119,327       $   --         $    --       $150,377
                           ========   ========  ========       =======        ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

   This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements are often identified with words such as "anticipates," "believes," "expects," "will," "should," "intends," and "projections" and the negative of these words or other comparable terminology. These statements involve known and unknown risks and uncertainties, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, other business conditions, and the risk factors set forth in the Company's Form 10-K/A for the year ended December 31, 2000. These risks, among others, include those relating to (1) possible reductions in private and government reimbursement rates, (2) the concentration of profits generated from private indemnity patients, (3) the ongoing payment suspension and review of the Company's Florida laboratory subsidiary by its Medicare carrier and the Department of Justice, (4) the ongoing review by the Civil Division of the US Attorney's Office for the Eastern District of Pennsylvania and (5) the Company's ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

   Continental U.S. and non-continental U.S. operating revenues and operating expenses were as follows (dollars in millions):

                                                         Quarter ended
                                               ---------------------------------
                                               March 31, December 31,  March 31,
                                                 2001        2000        2000
                                               --------- ------------- ---------
   Revenues:
     Continental U.S.......................... $382  99%   $369    99% $339  91%
     Non-continental U.S......................    4   1%      4     1%   33   9%
                                               ---- ---- ------ ------ ---- ----
                                                386 100%    373   100%  372 100%
                                               ==== ==== ====== ====== ==== ====
   Operating expenses:
     Continental U.S..........................  306  98%    317    99%  301  91%
     Non-continental U.S......................    5   2%      4     1%   31   9%
                                               ---- ---- ------ ------ ---- ----
                                                311 100%    321   100%  332 100%
                                               ==== ==== ====== ====== ==== ====
   Consolidated operating income.............. $ 75      $   52        $ 40
                                               ====      ======        ====

   The Company's divestiture of its dialysis operations outside the continental United States was substantially completed during 2000, reducing the number of dialysis centers that we operate outside the continental United States from 84 to two by the end of 2000. Because all operations outside the continental United States have been divested with the exception of the pending completion of the sale of two centers in Puerto Rico, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

                          Continental U.S. operations
                             (dollars in millions)

                                                     Quarter ended
                                          -------------------------------------
                                                         December
                                           March 31,        31,      March 31,
                                             2001          2000        2000
                                          ------------  ----------- -----------
   Revenues.............................  $  382  100%  $  369 100% $  339 100%
                                          ------        ------      ------
   Operating expenses:
     Dialysis centers and labs..........     256   67%     253  68%    235  69%
     General and administrative.........      32    8%      30   8%     30   9%
     Depreciation and amortization......      26    7%      27   7%     24   7%
     Provision for uncollectible
      accounts..........................      (8)  (2%)      7   2%     12   4%
                                          ------        ------      ------
                                             306   80%     317  86%    301  89%
                                          ------        ------      ------
   Operating income before impairment
    losses..............................  $   76   20%  $   52  14% $   38  11%
                                          ======        ======      ======
   Dialysis treatments (000's)..........   1,366         1,352       1,318
   Average dialysis revenue per dialysis
    treatment...........................  $  274        $  266      $  247

   Net operating revenues for the continental U.S. operations were $382 million for the first quarter of 2001, approximately 13% higher than in the first quarter of 2000. Approximately half the increase in revenue was due to higher average revenue per treatment. The average dialysis revenue per treatment (excluding lab and pharmacy revenue and management fee income) was $274 for the first quarter of 2001, compared with $247 for the same period of 2000. The increase in the average revenue per treatment was principally attributable to improvements in revenue capture, billing and collections operations, and payor contracting and increased revenue associated with the administration of new higher-cost drugs and the 1.2% increase in the Medicare composite reimbursement rate that became effective on January 1, 2001. The number of treatments in the first quarter of 2001 increased 3.7% over the same quarter of 2000. Non-dialysis revenues were approximately $8 million in the first quarter of 2001, approximately $6 million lower than the first quarter of 2000 due to the sale of our pharmacy in March 2000 and reduced lab revenues.

   First quarter 2001 net operating revenues were approximately 3.5% higher than in the fourth quarter of 2000. The number of treatments increased by 1% in the first quarter. The increase in treatments due to acquisitions in the first quarter of 2001 was offset by one less treatment day in the first quarter of 2001 compared to the fourth quarter of 2000. Net dialysis revenue per treatment increased approximately $8 from fourth quarter 2000 to first quarter of 2001, or approximately 3%, attributable to the same factors discussed above.

   Center operating expenses were approximately 67% of operating revenues for continental U.S. operations in the first quarter of 2001, compared with 68% in the fourth quarter of 2000 and 69% in the first quarter of 2000. On a per-treatment basis, first quarter 2001 center operating expenses were approximately $2 higher than in the prior quarter, and averaged approximately $10 per treatment higher than in the first quarter of 2000. The higher average cost per treatment was primarily attributable to higher labor and drug costs, which were more than offset by the increased revenue per treatment.

   General and administrative expense was approximately 8% of operating revenues for continental U.S. operations in both the first quarter of 2001 and the fourth quarter of 2000, compared with 9% in the first quarter of 2000. The decrease from the first quarter of 2000, measured as a percentage of revenue, was attributable to the higher average revenue rate per treatment in the first quarter of 2001 and the fourth quarter of 2000. In absolute dollars, general and administrative expense for the first quarter of 2001 was approximately 5% higher than in the fourth quarter, reflecting higher labor and infrastructure costs.

   During the first quarter of 2001, we realized cash recoveries of approximately $16 million associated with aged accounts receivables reserved in 1999, and recognized the cash recoveries as a reversal of bad debt expense. At this time, we do not anticipate further collections of old accounts receivable that would result in additional significant bad debt recoveries. The provision for uncollectible accounts receivable for the first quarter of 2001 was approximately 2% of operating revenues before considering the recoveries of $16 million, compared with approximately 3.5% for the same period for 2000. We anticipate the provision for uncollectible accounts receivable will be generally in the range of 2% to 3% over the long term.

   Debt expense of $20 million for the first quarter of 2001 was approximately $13 million lower than the same period of 2000 due to lower effective interest rates and reduced debt balances.

   Based on current conditions and recent experience, our current projections are for normal operating earnings before depreciation and amortization, debt expense and taxes to be in the range of $320 million to $360 million for the year 2001, excluding the $16 million of bad debt recoveries in the first quarter. These projections assume minimal acquisitions, an internal annual growth rate in the number of dialysis treatments of approximately 3% to 4%, limited opportunities to improve the mix of and reimbursement rates for non-Medicare treatments, and underlying cost growth trends. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Additionally, the renegotiation or restructuring of unfavorable managed care contracts, medical director agreements or other arrangements may result in future impairment or other charges. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney's Office, the Department of Justice or the Department of Health and Human Services in any pending or future review of our business or otherwise.

Liquidity and capital resources

   Cash flow from operations during the first quarter amounted to $58 million and total long-term debt was reduced by $37 million. The positive cash flow included $66 million from earnings adjusted for non-cash items. Non-operating cash outflows included acquisitions of dialysis centers for $51 million (offset by liquidation of investments in third-party dialysis operations) and $7 million in capital asset expenditures.

   In April 2001, $225 million of 9 1/4% Senior Subordinated Notes were sold. The net proceeds of this offering were used to pay down amounts outstanding under our senior credit facilities. On May 4, 2001 the Company completed a refinancing of its senior credit facilities. The new financing includes a Term A loan of $50 million, a Term B loan of $200 million and a revolving credit facility with $150 million of availability, none of which is currently drawn. The starting interest rate for both Term A and B loans is LIBOR plus 2.75%, an improvement of 0.25% and 1.0%, respectively, from the previous term loan rates. The Term A loan and revolver interest rates are subject to increase or decrease based on changes in our leverage ratio. The new term loan facilities are subject to aggregate quarterly amortization of principal of $3.0 million for the next five years. The entire facility is due in 2006 with an automatic one year extension of the Term B loan if our $125 million 5 5/8% subordinated convertible notes have been extended or converted.

   Continental U.S. accounts receivable at March 31, 2001 amounted to $296 million, an increase of $13 million during the quarter. The first quarter continental U.S. accounts receivable balance represented approximately 71 days of revenue, an improvement of approximately 2 days for the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   There have been no material changes in our market risk exposure from that reported in our Form 10-K/A for the fiscal year ended December 31, 2000.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   The information in Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

         12.1 Ratio of earnings to fixed charges.X

   (b) Reports on Form 8-K

   Current Report on Form 8-K, dated February 5, 2001, reporting under Item 5 our issuance of a press release announcing our cooperation with the review of some of our historical practices by the Civil Division of the United States Attorney's Office for the Eastern District of Pennsylvania.
--------
X Filed herewith.

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

                                          DAVITA INC.

                                                    /s/ Gary W. Beil
                                          By: _________________________________
                                                       Gary W. Beil
                                              Vice President and Controller*

Date: May 14, 2001
--------
* Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's chief accounting officer.

                               INDEX TO EXHIBITS

 Exhibit Number                                                      Description
 --------------                                                      -----------
      12.1       Ratio of earnings to fixed charges.X..............

--------
X Filed herewith.