Form 10-Q
period 2001-06-30
DAVITA INC
filed 2001-08-15
CIK 927066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2001

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

   As of August 1, 2001, there were 84,302,734 shares of the Registrant's common stock (par value $0.001) issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  DAVITA INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 2001 and December
         31, 2000....................................................       1

         Consolidated Statements of Income and Comprehensive Income
          for the three and six months ended June 30, 2001 and June
          30, 2000...................................................       2

         Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 and June 30, 2000......................       3

         Notes to Condensed Consolidated Financial Statements........       4

         Management's Discussion and Analysis of Financial Condition
 Item 2. and Results of Operations...................................      12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..      15

 Risk Factors.........................................................     16

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...........................................      20

 Item 4. Submission of Matters to a Vote of Security Holder..........      20

 Item 6. Exhibits and Reports on Form 8-K............................      20

 Signatures...........................................................     22

--------
Note: Items 2, 3, and 5 of Part II are omitted because they are not applicable.

                                  DAVITA INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                 (dollars in thousands, except per share data)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------  ------------

                        ASSETS
                        ------

Cash and cash equivalents............................. $   85,258   $   31,207
Accounts receivable, less allowance of $53,551 and
 $61,619..............................................    297,907      290,412
Inventories...........................................     44,604       20,641
Other current assets..................................     12,726       10,293
Income taxes receivable...............................                   2,830
Deferred income taxes.................................     42,846       42,492
                                                       ----------   ----------
    Total current assets..............................    483,341      397,875
Property and equipment, net...........................    241,538      236,659
Intangible assets, net................................    945,821      921,623
Investments in third-party dialysis businesses........     11,206       34,194
Other long-term assets................................      2,117        1,979
Deferred income taxes.................................                   4,302
                                                       ----------   ----------
                                                       $1,684,023   $1,596,632
                                                       ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Accounts payable...................................... $   79,227   $   74,882
Other current liabilities.............................    116,066      102,563
Accrued compensation and benefits.....................     83,166       70,406
Current portion of long-term debt.....................     15,419        1,676
Income taxes payable..................................        689
                                                       ----------   ----------
    Total current liabilities.........................    294,567      249,527
Long-term debt........................................    935,247      974,006
Other long-term liabilities...........................      4,984        4,855
Deferred income taxes.................................        521
Minority interests....................................     21,125       18,876
Shareholders' equity:
  Preferred stock ($0.001 par value; 5,000,000 shares
   authorized; none issued or outstanding)............
  Common stock ($0.001 par value, 195,000,000 shares
   authorized; 84,135,381 and 82,135,634 shares issued
   and outstanding)...................................         84           82
  Additional paid-in capital..........................    450,817      430,676
  Notes receivable from shareholders..................                     (83)
  Treasury stock, at cost (126,000 shares)............     (2,494)
  Accumulated deficit.................................    (20,828)     (81,307)
                                                       ----------   ----------
    Total shareholders' equity........................    427,579      349,368
                                                       ----------   ----------
                                                       $1,684,023   $1,596,632
                                                       ==========   ==========

           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
                 (dollars in thousands, except per share data)

                                     Three months ended    Six months ended
                                          June 30,             June 30,
                                     -------------------  -------------------
                                       2001      2000       2001      2000
                                     --------  ---------  --------  ---------
Net operating revenues.............. $400,640  $ 378,908  $786,857  $ 751,021
Operating expenses:
  Dialysis centers and labs.........  271,545    267,714   532,519    527,012
  General and administrative........   32,417     31,619    64,230     63,540
  Depreciation and amortization.....   26,624     29,670    52,772     57,388
  Provision for uncollectible
   accounts.........................     (378)    12,648    (8,563)    25,507
  Impairment and valuation
   adjustments......................               4,414                4,414
                                     --------  ---------  --------  ---------
    Total operating expenses........  330,208    346,065   640,958    677,861
                                     --------  ---------  --------  ---------
Operating income....................   70,432     32,843   145,899     73,160
Other income (loss), net............    1,120    (11,984)    2,468    (10,589)
Debt expense........................   18,715     34,482    38,439     67,647
Minority interests in income of
 consolidated subsidiaries..........   (2,269)    (1,023)   (4,726)    (2,021)
                                     --------  ---------  --------  ---------
Income (loss) before income taxes
 and extraordinary item.............   50,568    (14,646)  105,202     (7,097)
Income tax expense..................   22,000        709    45,700      4,411
                                     --------  ---------  --------  ---------
Income (loss) before extraordinary
 item...............................   28,568    (15,355)   59,502    (11,508)
Extraordinary gain related to early
 extinguishment of debt, net of tax
 of $652............................      977                  977
                                     --------  ---------  --------  ---------
    Net income (loss)............... $ 29,545  $(15,355)  $ 60,479  $(11,508)
                                     ========  =========  ========  =========
Earnings (loss) per common share--
 basic:
  Income (loss) before extraordinary
   item............................. $   0.34  $   (0.19) $   0.72  $   (0.14)
  Extraordinary gain, net of tax....     0.01                 0.01
                                     --------  ---------  --------  ---------
    Net income (loss)............... $   0.35  $   (0.19) $   0.73  $   (0.14)
                                     ========  =========  ========  =========
Earnings (loss) per common share--
 assuming dilution:
  Income (loss) before extraordinary
   item............................. $   0.32  $   (0.19) $   0.67  $   (0.14)
  Extraordinary gain, net of tax....     0.01                 0.01
                                     --------  ---------  --------  ---------
    Net income (loss)............... $   0.33  $   (0.19) $   0.68  $   (0.14)
                                     ========  =========  ========  =========
Comprehensive income:
  Net income (loss)................. $ 29,545  $ (15,355) $ 60,479  $ (11,508)
  Foreign currency translation......               4,718                4,718
                                     --------  ---------  --------  ---------
  Comprehensive income (loss)....... $ 29,545  $ (10,637) $ 60,479  $  (6,790)
                                     ========  =========  ========  =========


           See notes to condensed consolidated financial statements.

                                  DAVITA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                          Six months ended
                                                              June 30,
                                                        ----------------------
                                                           2001        2000
                                                        -----------  ---------
Cash flows from operating activities:
  Net income (loss).................................... $    60,479  $ (11,508)
  Adjustments to reconcile net income to cash provided
   by operating activities:
    Depreciation and amortization......................      52,772     57,388
    Impairment and valuation losses....................                  4,414
    Loss (gain) on divestitures........................         362     (2,107)
    Deferred income taxes..............................       4,469      6,057
    Non-cash debt expense..............................       1,155      1,720
    Stock option expense and tax benefits..............       9,931        941
    Equity investment losses (income)..................      (1,070)       821
    Foreign currency translation loss..................                  4,718
    Minority interests in income of consolidated
     subsidiaries......................................       4,726      2,021
    Extraordinary gain.................................        (977)
  Changes in operating assets and liabilities, net of
   acquisitions and divestitures:
    Accounts receivable................................      (2,368)    37,016
    Inventories........................................     (23,456)     9,959
    Other current assets...............................        (957)     4,740
    Other long-term assets.............................         137      2,200
    Accounts payable...................................       4,031    (30,236)
    Accrued compensation and benefits..................       9,143      6,175
    Other current liabilities..........................      13,485     (2,593)
    Income taxes.......................................       2,767     19,789
    Other long-term liabilities........................         129        674
                                                        -----------  ---------
      Net cash provided by operating activities........     134,758    112,189
                                                        -----------  ---------
Cash flows from investing activities:
  Additions of property and equipment, net.............     (18,583)   (24,651)
  Acquisitions and divestitures, net...................     (51,124)   147,300
  Investments in affiliates, net.......................      20,646     (3,283)
  Intangible assets....................................         (10)      (381)
                                                        -----------  ---------
      Net cash provided by (used in) investing
       activities......................................     (49,071)   118,985
                                                        -----------  ---------
Cash flows from financing activities:
  Borrowings...........................................   1,305,824
  Payments on long-term debt...........................  (1,331,617)  (143,117)
  Deferred financing costs.............................      (9,972)    (1,092)
  Net proceeds from issuance of common stock...........      10,295        263
  Distributions to minority interests..................      (3,672)    (4,537)
  Purchase of treasury shares..........................      (2,494)
                                                        -----------  ---------
      Net cash used in financing activities............     (31,636)  (148,483)
                                                        -----------  ---------
Net increase in cash...................................      54,051     82,691
Cash and cash equivalents at beginning of period.......      31,207    107,981
                                                        -----------  ---------
Cash and cash equivalents at end of period............. $    85,258  $ 190,672
                                                        ===========  =========

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

1. Condensed consolidated interim financial statements

   The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these interim financial statements. These adjustments are of a normal and recurring nature. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K as amended by Form 10-K/A. Certain reclassifications have been made to prior periods to conform with current reporting.

2. Earnings per share calculation

   The reconciliation of the numerators and denominators used to calculate earnings per common share for the periods presented are as follows (shares in 000's):

                                              Three months
                                                 ended        Six months ended
                                                June 30,          June 30,
                                            ----------------  ----------------
                                             2001     2000     2001     2000
                                            ------- --------  ------- --------
Basic:
  Net income............................... $29,545 $(15,355) $60,479 $(11,508)
                                            ======= ========  ======= ========
  Weighted average number of shares
   outstanding during the period...........  83,548   81,479   82,997   81,415
  Reduction in shares in connection with
   notes receivable from employees.........              (41)              (39)
                                            ------- --------  ------- --------
  Weighted average number of shares
   outstanding for earnings per share--
   basic...................................  83,548   81,438   82,997   81,376
                                            ======= ========  ======= ========
  Earnings per share--basic................ $  0.35 $  (0.19) $  0.73 $  (0.14)
                                            ======= ========  ======= ========
Assuming dilution:
  Net income............................... $29,545 $(15,355) $60,479 $(11,508)
  Debt expense, net of tax, resulting from
   dilutive effect of convertible debt.....   1,055             2,111
                                            ------- --------  ------- --------
    Net income--assuming dilution.......... $30,600 $(15,355) $62,590 $(11,508)
                                            ======= ========  ======= ========
  Weighted average number of shares
   outstanding for earnings per share--
   basic...................................  83,548   81,438   82,997   81,376
    Incremental shares from stock option
     plans.................................   4,266             4,386
    Incremental shares from convertible
     debt..................................   4,879             4,879
                                            ------- --------  ------- --------
  Weighted average outstanding and
   incremental shares for earnings per
   share--assuming dilution................  92,693   81,438   92,262   81,376
                                            ======= ========  ======= ========
  Earnings per share--assuming dilution.... $  0.33 $  (0.19) $  0.68 $  (0.14)
                                            ======= ========  ======= ========

                                  DAVITA INC.

   For the three and six months ended June 30, 2001, the calculation of earnings per share assuming dilution includes conversion of the 5 5/8% convertible subordinated notes, but does not include conversion of the 7% convertible subordinated notes as they were anti-dilutive. For the three and six months ended June 30, 2000, both the 7% convertible subordinated notes and the 5 5/8% convertible subordinated notes were anti-dilutive and therefore not included in the computation of earnings per share assuming dilution.

   Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period, which were not included in the computation of earnings per share assuming dilution, as they were anti-dilutive, are as follows:

                                                   Three months   Six months
                                                    ended June    ended June
                                                        30,           30,
                                                   ------------- -------------
                                                    2001   2000   2001   2000
                                                   ------ ------ ------ ------
Shares associated with stock options not included
 in computation (shares in 000's).................  1,544  9,729  1,637  9,729
Exercise price range of shares not included in
 computation:
  Low............................................. $18.10 $ 3.92 $17.44 $ 4.07
  High............................................ $33.00 $36.13 $33.00 $36.13

3. Debt transactions

   On April 6, 2001 the Company completed the issuance of $225,000 9 1/4% Senior Subordinated Notes in a private offering. The Notes mature on April 15, 2011 and will be callable by the Company on or after April 15, 2006. Net proceeds of $219,375 from the offering were used to pay down amounts outstanding under the Company's then-existing senior credit facilities. In August 2001 these notes were exchanged for a series of notes with identical terms that had been registered under the Securities Act of 1933.

   On May 4, 2001 the Company completed a refinancing of its existing senior credit facilities. Proceeds from this refinancing were used to pay down $222,925, representing all outstanding amounts under the then-existing senior credit facilities. The new credit facilities consist of a Term A loan of $50,000, a Term B loan of $200,000 and a $150,000 undrawn revolving credit facility. The starting interest rate for both the Term A and B loans was LIBOR plus 2.75%, a decrease of 0.25% and 1.0%, respectively, from the previous term loan rates. The Term A loan and revolver interest rates are subject to increases or decreases based on changes in our leverage ratio. The new term loan facilities are also subject to aggregate quarterly principal amortization of $3,000 for the next five years. The entire facility is due in 2006 with an automatic one year extension of the Term B loan if our $125,000 5 5/8% subordinated convertible notes have been extended or converted by March 2006.

   As a result of these transactions, the write-off of deferred financing costs and accelerated recognition of deferred swap liquidation gains associated with the refinanced debt are reported as a net extraordinary gain of $977 for the quarter ended June 30, 2001.

                                  DAVITA INC.

   Long-term debt was comprised of the following:

                                                         June 30,  December 31,
                                                           2001        2000
                                                         --------  ------------
   Senior secured credit facilities..................... $244,000    $498,800
   Senior subordinated notes, 9 1/4%, due 2011..........  225,000
   Convertible subordinated notes, 7%, due 2009.........  345,000     345,000
   Convertible subordinated notes, 5 5/8%, due 2006.....  125,000     125,000
   Acquisition obligations and other notes payable......    5,444         829
   Capital lease obligations............................    6,222       6,053
                                                         --------    --------
                                                          950,666     975,682
   Less current portion.................................  (15,419)     (1,676)
                                                         --------    --------
                                                         $935,247    $974,006
                                                         ========    ========

   Scheduled maturities of long-term debt at June 30, 2001 were as follows:

     2001...............................................................   3,913
     2002...............................................................  18,064
     2003...............................................................  12,856
     2004...............................................................  12,365
     2005...............................................................  12,242
     2006............................................................... 318,288
     Thereafter......................................................... 572,938

4. Provision for uncollectible accounts

   The provision for uncollectible accounts for the three and six months ended June 30, 2001 includes cash recoveries of $8,944 and $24,944, respectively, associated with aged accounts receivable that had been written-off in 1999.

5. Contingencies

   Health care provider revenues may be subject to adjustment as a result of
(1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries; (3) differing opinions regarding a patient's medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements.

   The Company's Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5,600 for the review period from January 1995 to April 1996, and $15,000 for the review period from May 1996 to March 1998. The carrier has suspended all payments of Medicare claims from this laboratory since May 1998. The carrier has also determined that $16,100 of the suspended claims for the review period from April 1998 to August 1999 and $11,600 of the suspended claims for the review period from August 1999 to May 2000 were not properly supported by the prescribing physicians' medical justification. The carrier has alleged that 99% of the tests the laboratory performed during the review period from January 1995 to April 1996, 96% of the tests performed in the period from May 1996 to March 1998, 70% of the tests performed in the period from April 1998 to August 1999, and 72% of the tests performed in the period from August 1999 to May 2000 were not properly supported by the prescribing physicians' medical justification.

                                  DAVITA INC.

   The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier's determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The Company has received minimal responses from the carrier to its repeated requests for clarification and information regarding the continuing payment suspension. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision upholding the overpayment determination of $5,600. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000 the hearing officer issued a decision upholding $14,200, or substantially all of the overpayment determination. The Company has filed appeals of both decisions to a federal administrative law judge, who has consolidated the two appeals at the Company's request. The Company has received a request for additional information from the administrative law judge. The Company expects to provide the requested information in the third quarter of 2001. A hearing will be scheduled after the administrative law judge receives this information.

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

   Timing of the final resolution of this matter is highly uncertain, and beyond the Company's control or influence. Beginning in the third quarter of 2000, the Company stopped recognizing Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. The amount of potential Medicare revenue not accrued beginning in the third quarter of 2000 was approximately $4,000 per quarter. We estimate that the potential cash exposure as of June 30, 2001 is not more than $10,000 based on the carrier's overpayment findings noted above. If this matter is resolved in a manner adverse to the Company, the government could impose additional fines and penalties, which could be substantial.

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

6. Recent accounting pronouncements

   In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets which will be effective July 1, 2001 and January 1, 2002, respectively, for the Company.

                                  DAVITA INC.

   SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Under SFAS 142, amortization of goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, will be discontinued beginning January 1, 2002. In addition, goodwill and other indefinite-lived intangible assets recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized.

   Under the new standards, goodwill and other indefinite-lived intangible assets will be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. As with goodwill amortization, such goodwill charges would not directly affect cash flows. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of their adoption.

7. Condensed consolidating financial statements

   The following information is presented as required under the Securities and Exchange Commission's Financial Reporting Release No. 55 in connection with the Company's publicly traded debt. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. Other income (loss) for the six months ended June 30, 2001 includes intercompany interest charges in accordance with the intercompany debt agreements in effect at June 30, 2001.

   The $125,000 5 5/8% Convertible Subordinated Notes due 2006, issued by the wholly-owned subsidiary Renal Treatment Centers, Inc., or RTC, are guaranteed by DaVita Inc. The $225,000 9 1/4% Senior Subordinated Notes issued in April 2001 by DaVita Inc. are guaranteed by all of its wholly-owned domestic subsidiaries. Non-wholly-owned subsidiaries, joint ventures and partnerships are not guarantors of either obligation.

                                  DAVITA INC.

                     Condensed Consolidating Balance Sheets

                                       Wholly-owned
                                       subsidiaries
                                     -----------------
                            DaVita              All     Non-participating Consolidating
                             Inc.      RTC     others     subsidiaries     adjustments  Consolidated
                          ---------- -------- --------  ----------------- ------------- ------------
As of June 30, 2001
Cash and cash
 equivalents............  $   75,065 $      7 $ 10,186                                   $   85,258
Accounts receivable,
 net....................               89,839  178,706      $ 29,362                        297,907
Other current assets....       1,533   14,307   82,306         2,030                        100,176
                          ---------- -------- --------      --------       -----------   ----------
 Total current assets...      76,598  104,153  271,198        31,392                        483,341
Property and equipment,
 net....................       8,713   56,465  152,117        24,243                        241,538
Investments in
 subsidiaries...........     252,411                                       $  (252,411)
Receivables from
 subsidiaries...........     894,483                                          (894,483)
Intangible assets, net..      20,080  289,050  520,648       116,043                        945,821
Other assets............       7,366    4,712    1,201            44                         13,323
                          ---------- -------- --------      --------       -----------   ----------
 Total assets...........  $1,259,651 $454,380 $945,164      $171,722       $(1,146,894)  $1,684,023
                          ========== ======== ========      ========       ===========   ==========
Current liabilities.....      26,937   21,809  241,352         4,469                        294,567
Payables to
 subsidiaries/parent....              116,291  747,822        30,370          (894,483)
Long-term liabilities...     805,135  125,151    5,327         5,139                        940,752
Minority interests......                                                        21,125       21,125
Shareholders' equity....     427,579  191,129  (49,337)      131,744          (273,536)     427,579
                          ---------- -------- --------      --------       -----------   ----------
 Total liabilities and
  shareholders' equity..  $1,259,651 $454,380 $945,164      $171,722       $(1,146,894)  $1,684,023
                          ========== ======== ========      ========       ===========   ==========

As of December 31, 2000
Cash and cash
 equivalents............  $   16,553 $  1,871 $ 12,783                                   $   31,207
Accounts receivable,
 net....................               83,313  180,263      $ 26,836                        290,412
Other current assets....       2,014   15,967   55,947         2,328                         76,256
                          ---------- -------- --------      --------       -----------   ----------
 Total current assets...      18,567  101,151  248,993        29,164                        397,875
Property and equipment,
 net....................       5,377   61,686  146,959        22,637                        236,659
Investments in
 subsidiaries...........     199,079                                       $  (199,079)
Receivables from
 subsidiaries...........     938,183                                          (938,183)
Intangible assets, net..       9,548  299,813  493,946       118,316                        921,623
Other assets............      37,692    2,146      593            44                         40,475
                          ---------- -------- --------      --------       -----------   ----------
 Total assets...........  $1,208,446 $464,796 $890,491      $170,161       $(1,137,262)  $1,596,632
                          ========== ======== ========      ========       ===========   ==========
Current liabilities.....      15,278   23,996  206,275         3,978                        249,527
Payables to
 subsidiaries/parent....              146,877  746,892        44,414          (938,183)
Long-term liabilities...     843,800  125,000    5,311         4,750                        978,861
Minority interests......                                                        18,876       18,876
Shareholders' equity....     349,368  168,923  (67,987)      117,019          (217,955)     349,368
                          ---------- -------- --------      --------       -----------   ----------
Total liabilities and
 shareholders' equity...  $1,208,446 $464,796 $890,491      $170,161       $(1,137,262)  $1,596,632
                          ========== ======== ========      ========       ===========   ==========

                                  DAVITA INC.

                  Condensed Consolidating Statements of Income

                                         Wholly-owned
                                         subsidiaries          Non-
                                      -------------------- participating Consolidating
                          DaVita Inc.   RTC     All others subsidiaries   adjustments  Consolidated
                          ----------- --------  ---------- ------------- ------------- ------------
For the six months ended
 June 30, 2001
Net operating revenues..   $ 65,271   $253,247   $440,793     $89,822      $(62,276)     $786,857
Operating expenses......     37,347    210,732    387,302      67,853       (62,276)      640,958
                           --------   --------   --------     -------      --------      --------
 Operating income.......     27,924     42,515     53,491      21,969                     145,899
Other income (loss),
 net....................     39,519        (43)  (37,008)                                   2,468
Debt expense............     34,730      3,446     (2,361)      2,624                      38,439
Minority interests......                                                     (4,726)       (4,726)
Income taxes............     14,067     16,820     14,813                                  45,700
Equity earnings in
 consolidated
 subsidiaries...........     40,856                14,619                   (55,475)
Extraordinary gain......        977                                                           977
                           --------   --------   --------     -------      --------      --------
 Net income.............   $ 60,479   $ 22,206   $ 18,650     $19,345      $(60,201)     $ 60,479
                           ========   ========   ========     =======      ========      ========
For the six months ended
 June 30, 2000
Net operating revenues..   $ 53,959   $251,857   $417,499     $77,746      $(50,040)     $751,021
Operating expenses......     18,464    236,664    407,520      65,253       (50,040)      677,861
                           --------   --------   --------     -------      --------      --------
 Operating income.......     35,495     15,193      9,979      12,493                      73,160
Other income (loss),
 net....................    (10,182)               (1,067)        660                     (10,589)
Debt expense............     63,693      4,083     (1,857)      1,728                      67,647
Minority interests......                                                     (2,021)       (2,021)
Income taxes............    (15,736)     5,305     14,946        (104)                      4,411
Equity earnings in
 consolidated
 subsidiaries...........     11,136                 9,508                   (20,644)
                           --------   --------   --------     -------      --------      --------
 Net income (loss)......   $(11,508)  $  5,805   $  5,331     $11,529      $(22,665)     $(11,508)
                           ========   ========   ========     =======      ========      ========

                                  DAVITA INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                         Wholly-owned
                                         subsidiaries          Non-
                                     --------------------- participating Consolidating
                         DaVita Inc.    RTC     All others subsidiaries   adjustments  Consolidated
                         ----------- ---------  ---------- ------------- ------------- ------------
Six months ended June
 30, 2001
Cash flows from
 operating activities:
 Net income............   $  60,479  $  22,206   $ 18,650     $19,345      $(60,201)    $  60,479
 Changes in operating
  and intercompany
  assets and
  liabilities and non
  cash items included
  in net income........      34,221    (21,340)    13,344     (12,147)       60,201        74,279
                          ---------  ---------   --------     -------      --------     ---------
   Net cash provided by
    operating
    activities.........      94,700        866     31,994       7,198           --        134,758
                          ---------  ---------   --------     -------      --------     ---------
Cash flows from
 investing activities:
 Purchases of property
  and equipment, net...      (4,217)    (2,881)    (7,531)     (3,954)                    (18,583)
 Acquisitions and
  divestitures, net....                           (51,124)                                (51,124)
 Other items...........                            20,611          25                      20,636
                          ---------  ---------   --------     -------      --------     ---------
   Net cash used in
    investing
    activities.........      (4,217)    (2,881)   (38,044)     (3,929)                    (49,071)
                          ---------  ---------   --------     -------      --------     ---------
Cash flows from
 financing activities:
 Long-term debt........     (29,800)       151      3,453         403                     (25,793)
 Other items...........      (2,171)                           (3,672)                     (5,843)
                          ---------  ---------   --------     -------      --------     ---------
   Net cash provided by
    (used in) financing
    activities.........     (31,971)       151      3,453      (3,269)                    (31,636)
                          ---------  ---------   --------     -------      --------     ---------
Net increase (decrease)
 in cash...............      58,512     (1,864)    (2,597)        --                       54,051
Cash at the beginning
 of the period.........      16,553      1,871     12,783                                  31,207
                          ---------  ---------   --------     -------      --------     ---------
Cash at the end of the
 period................   $  75,065  $       7   $ 10,186     $   --       $    --      $  85,258
                          =========  =========   ========     =======      ========     =========
Six months ended June
 30, 2000
Cash flows from
 operating activities:
 Net income (loss).....   $ (11,508) $   5,805   $  5,331     $11,529      $(22,665)    $ (11,508)
 Changes in operating
  and intercompany
  assets and
  liabilities and non
  cash items included
  in net income
  (loss)...............      61,920   (104,511)   152,790      (9,167)       22,665       123,697
                          ---------  ---------   --------     -------      --------     ---------
   Net cash provided by
    (used in) operating
    activities.........      50,412    (98,706)   158,121       2,362           --        112,189
                          ---------  ---------   --------     -------      --------     ---------
Cash flows from
 investing activities:
 Purchases of property
  and equipment, net...        (111)    (8,936)   (14,410)     (1,194)                    (24,651)
 Acquisitions and
  divestitures, net....                105,342     41,958                                 147,300
 Other items...........        (342)               (3,322)                                 (3,664)
                          ---------  ---------   --------     -------      --------     ---------
   Net cash provided by
    (used in) investing
    activities.........        (453)    96,406     24,226      (1,194)                    118,985
                          ---------  ---------   --------     -------      --------     ---------
Cash flows from
 financing activities:
 Long-term debt........    (139,615)               (2,334)     (1,168)                   (143,117)
 Other items...........        (829)               (4,537)                                 (5,366)
                          ---------  ---------   --------     -------      --------     ---------
   Net cash used in
    financing
    activities.........    (140,444)               (6,871)     (1,168)                   (148,483)
                          ---------  ---------   --------     -------      --------     ---------
Net increase (decrease)
 in cash...............     (90,485)    (2,300)   175,476                                  82,691
Cash at the beginning
 of the period.........      90,544      4,118     13,319                                 107,981
                          ---------  ---------   --------     -------      --------     ---------
Cash at the end of the
 period................   $      59  $   1,818   $188,795     $   --       $    --      $ 190,672
                          =========  =========   ========     =======      ========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Forward-looking statements

   This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from PPO and private indemnity patients and from ancillary services including pharmaceuticals, the ongoing payment suspension and review of the Company's Florida laboratory subsidiary by its Medicare carrier and the Department of Justice, the ongoing review by the Civil Division of the US Attorney's Office for the Eastern District of Pennsylvania and the Company's ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

 Results of operations

   Continental U.S. and non-continental U.S. operating revenues and operating expenses were as follows (dollars in millions):

                                                         Quarter ended
                                                   ----------------------------
                                                   June 30,   March    June 30,
                                                     2001    31, 2001    2000
                                                   --------  --------  --------
Revenues:
  Continental U.S................................. $397  99% $382  99% $345  91%
  Non-continental U.S.............................    4   1%    4   1%   34   9%
                                                   ---- ---  ---- ---  ---- ---
                                                    401 100%  386 100%  379 100%
                                                   ==== ===  ==== ===  ==== ===
Operating expenses:
  Continental U.S.................................  326  99%  306  98%  308  89%
  Non-continental U.S.............................    4   1%    5   2%   38  11%
                                                   ---- ---  ---- ---  ---- ---
                                                    330 100%  311 100%  346 100%
                                                   ==== ===  ==== ===  ==== ===

Consolidated operating income..................... $ 71      $ 75      $ 33
                                                   ====      ====      ====

   The Company's divestiture of its dialysis operations outside the continental United States was substantially completed during 2000, reducing the number of dialysis centers that we operate outside the continental United States from 84 to 2 by the end of 2000. Because all operations outside the continental United States have been divested with the exception of the pending completion of the sale of two centers in Puerto Rico, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

                          Continental U.S. operations
               (dollars in millions, except per treatment data)

                                               Quarter ended
                                    -----------------------------------------
                                     June 30,                       June 30,
                                       2001      March 31, 2001       2000
                                    -----------  ----------------- ----------
   Revenues........................ $  397  100% $    382    100 % $  345 100%
   Operating expenses:
     Dialysis centers and labs.....    269   68%      256     67 %    240  70%
     General and administrative....     32    8%       32      8 %     30   9%
     Depreciation and
      amortization.................     26    7%       26      7 %     26   8%
     Provision for uncollectible
      accounts.....................     (1)            (8)    (2)%     12   3%
                                    ------       --------          ------
                                       326   82%      306     80 %    308  89%
                                    ------       --------          ------
   Operating income before
    impairment losses.............. $   71   18% $     76     20 % $   37  11%
                                    ======       ========          ======
   Dialysis treatments (000's).....  1,409          1,366           1,336
   Average dialysis revenue per
    dialysis treatment............. $  276       $    274          $  249

   Net operating revenues for the continental U.S. operations were $397 million for the second quarter of 2001, approximately 15% higher than in the second quarter of 2000. Approximately 10% was due to higher average revenue per treatment and approximately 5% was due to the increase in the number of treatments. The average dialysis revenue per treatment (excluding lab and pharmacy revenues and management fee income) was $276 for the second quarter of 2001, compared with $249 for the same period of 2000. The increase in the average revenue per treatment was principally attributable to improvements in revenue capture, billing and collections operations, and payor contracting, increased revenue associated with the administration of new higher-cost drugs and the increases in the Medicare composite reimbursement rate that became effective on both January 1 and April 1, 2001. Non-dialysis revenues were approximately $8 million in the second quarter of 2001, approximately
$4 million lower than the second quarter of 2000 primarily due to reduced lab revenues and reduced management fees resulting from the acquisition of eight previously managed centers in the first quarter of 2001.

   Second quarter 2001 net operating revenues were approximately 3.7% higher than in the first quarter of 2001. The number of treatments increased by 3.1% in the second quarter. Net dialysis revenue per treatment increased approximately $2 from first quarter 2001 to second quarter of 2001, principally attributable to the Medicare rate increase that became effective April 1, 2001.

   Center operating expenses were approximately 68% of operating revenues for continental U.S. operations in the second quarter of 2001, compared with 67% in the first quarter of 2001 and 70% in the second quarter of 2000. On a per-treatment basis, second quarter 2001 center operating expenses were approximately $2 higher than in the prior quarter, and averaged approximately $10 per treatment higher than in the second quarter of 2000. The higher average cost per treatment was primarily attributable to higher labor and drug costs, which were more than offset by the increased revenue per treatment.

   General and administrative expenses were approximately 8% of operating revenues for continental U.S. operations in both the second and first quarters of 2001, compared to 9% in the second quarter of 2000. The decrease from the second quarter of 2000, measured as a percentage of revenue, was attributable to the higher average revenue rate per treatment in the second and first quarters of 2001. In absolute dollars, general and administrative expenses for the second quarter of 2001 were approximately 2% higher than in the first quarter, reflecting higher labor and infrastructure costs.

   During the first and second quarters of 2001, we realized cash recoveries of $16.0 and $8.9 million associated with aged accounts receivables reserved in 1999. We recognized the cash recoveries as a reversal of bad debt expense. Before considering these cash recoveries, the provision for uncollectible accounts receivable for the second quarter of 2001 was approximately 2% of operating revenues compared with approximately 3.5% for the same period for 2000. We anticipate the provision for uncollectible accounts receivable will be generally in the range of 2% to 3% over the long term.

   Debt expense of $19 million for the second quarter of 2001 was approximately $16 million lower than the same period of 2000 due to lower effective interest rates and reduced debt balances.

   Based on current conditions and recent experience, our current projections are for normal operating earnings before depreciation and amortization, debt expense and taxes to be in the range of $340 million to $360 million for the year 2001, excluding the cash recoveries of previously reserved accounts receivables discussed above. These projections assume the continuation of current cost growth trends and current trends in the internal annual growth rate in the number of dialysis treatments, minimal acquisitions, no significant changes in billing practices, continued non-recognition of Medicare lab revenue and no significant settlement or impairment losses. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Additionally, the renegotiation or restructuring of unfavorable managed care contracts, medical director agreements or other arrangements may result in future impairment or other charges.

 Liquidity and capital resources

   Cash flow from operations during the first half of 2001 amounted to $135 million and the reduction in long-term debt totaled $26 million. The positive cash flow included $131 million from earnings adjusted for non-cash items. Non-operating cash outflows included acquisitions of dialysis centers for $51 million (offset by liquidation of investments in third-party dialysis operations) and $19 million in capital asset expenditures.

   In April 2001, $225 million of 9 1/4% Senior Subordinated Notes were issued. The net proceeds of this offering were used to pay down amounts outstanding under our then-existing senior credit facilities. In August these notes were exchanged for a series of notes with identical terms that had been registered under the Securities Act of 1933.

   On May 4, 2001 the Company completed a refinancing of its senior credit facilities. The new financing includes a Term A loan of $50 million, a Term B loan of $200 million and a $150 million undrawn revolving credit facility. The starting interest rate for both the Term A and B loans was LIBOR plus 2.75%, a decrease of 0.25% and 1.0%, respectively, from the previous term loan rates. The Term A loan and revolver interest rates are also subject to increases or decreases based on changes in our leverage ratio. The new term loan facilities are subject to aggregate quarterly principal amortization of $3 million for the next five years. The entire facility is due in 2006 with an automatic one year extension of the Term B loan if our $125 million 5 5/8% subordinated convertible notes have been extended or converted by March 2006.

   Continental U.S. accounts receivable at June 30, 2001 amounted to $291 million, a decrease of $5 million during the quarter. This balance represented approximately 68 days of net revenue, an improvement of approximately 3 days over the previous quarter.

 New accounting pronouncements

   In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets which will be effective July 1, 2001 and January 1, 2002, respectively, for the Company.

   SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Under SFAS 142, amortization of goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, will be discontinued beginning January 1, 2002. In addition, goodwill and other indefinite-lived intangible assets recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized.

   Under the new standards, goodwill and other indefinite-lived intangible assets will be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. As with goodwill amortization, such goodwill charges would not directly affect cash flows. We are currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of their adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 Interest rate sensitivity

   The table below provides information about our financial instruments that are sensitive to changes in interest rates.

                     Expected maturity date                            Average
                  -----------------------------                  Fair  interest
                  2001 2002 2003 2004 2005 2006 Thereafter Total value   rate
                  ---- ---- ---- ---- ---- ---- ---------- ----- ----- --------
                                      (dollars in millions)
Long-term debt
  Fixed rate.....                          $125    $570    $695  $681    7.76%
  Variable
   rate.......... $ 4  $18  $13  $13  $12   193       3     256   256    6.81%

Exchange rate sensitivity

   We are currently not exposed to any foreign currency exchange rate risk.

                                 RISK FACTORS

   This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, earnings before depreciation and amortization, debt expense and taxes, and capital expenditures. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

   These statements involve known and unknown risks and uncertainties, including risks resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities and other business conditions. Our actual results may differ materially from results anticipated in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include those set forth below. The risks discussed below are not the only ones facing our business.

If the percentage of our patients paying at or near our list prices declines, then our revenues, cash flows and net income would be substantially reduced.

   Approximately 41% of our continental U.S. dialysis revenues in 1999 and 42% in both 2000 and the first six months of 2001 were generated from patients who had private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates at which they pay us may increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have an adverse effect on our revenues, cash flows and net income.

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

   Approximately 54% of our continental U.S. dialysis revenues in 1999 and 53% in both 2000 and the first six months of 2001 were generated from patients who had Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. These rates have declined over 70% in real dollars since 1972. Congress recently enacted two separate increases of 1.2% to the Medicare composite reimbursement rate for dialysis effective January 1, 2000 and January 1, 2001. An additional 1.2% increase became effective April 1, 2001, plus an adjustment factor designed to provide the benefits of the increase as if it had become effective on January 1, 2001. These were the first increases in the composite rate since 1991 and are significantly less than the cumulative rate of inflation since 1991. In addition, the Medicare Payment Advisory Commission has recommended to Congress that there be no increase in the composite rate for 2002. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates.

We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net income and cash flows would be adversely affected.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our net income and cash flows.

   In legislation enacted in December 2000, Congress mandated government studies on whether:

  . The Medicare composite rate for dialysis should be modified to include an annual inflation increase--study due July 2002;

  . The Medicare composite rate for dialysis should be modified to include additional services, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate--study due July 2002; and

  . Reimbursement for many outpatient prescription drugs that we administer to dialysis patients should be reduced from the current rate of 95% of the average wholesale price--study due September 2001.

   If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO was approximately 13% of our net revenue in 1999, 2000 and the first six months of 2001. If EPO were included in the composite rate, and if the composite rate were not increased sufficiently, our revenue would decrease substantially. Reductions in current reimbursement rates for EPO or other outpatient prescription drugs would also reduce our revenue.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

   If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for our centers is typically the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, it may negatively impact the former medical director's decision to treat his or her patients at our centers.

   Medical directors contract with us for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. The agreements with medical directors at 48 centers are at risk of expiring on or before December 31, 2002. This includes agreements with terms expiring on or before December 31, 2002 and those with automatic renewal terms that will expire on or before December 31, 2002 if we or the medical director elect not to renew the agreement.

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

If the current shortage of skilled clinical personnel or our high level of personnel turnover continues, we may experience disruptions in our business operations and increases in operating expenses.

   We are experiencing difficulties in hiring nurses and increased labor costs due to a nationwide shortage of skilled clinical personnel. This shortage limits our ability to expand our operations. We also have a high personnel turnover rate in our dialysis centers and central billing offices. Turnover has been the highest among our reuse technicians, patient care technicians and unit secretaries. Recent efforts to reduce this turnover may not succeed. If we are not successful, or if we are unable to hire skilled clinical personnel when needed, our operations and our same center growth will be negatively impacted.

Adverse developments with respect to EPO could materially reduce our net income and cash flows and affect our ability to care for our patients.

   Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO. For example, Amgen unilaterally increased its base price for EPO by 3.9% effective March 2000 and by an additional 3.9% effective May 2001. We expect Amgen to continue to increase its base price from time to time. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen is developing a new product, NESP, that may replace EPO or reduce its use. We cannot predict when NESP will be introduced to the dialysis market, nor what its cost and reimbursement structure will be. Increases in the cost of EPO and the introduction of NESP could have a material adverse effect on our net income and cash flows.

Changes in clinical practices and reimbursement rates or rules for EPO and other drugs could substantially reduce our revenue and earnings.

   The administration of EPO and other drugs accounted for approximately 32% of our net operating revenue in 1999, 35% in 2000 and 38% in the first six months of 2001. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement rates and rules, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of EPO and other drugs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenue and earnings.

   Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations and federal and state anti-kickback laws. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. For the fiscal year ended September 30, 2000, the DOJ announced total recoveries of $840 million from healthcare civil fraud cases, including a $486 million settlement with one of our competitors as a result of an OIG and DOJ investigation into some of its business practices. In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has markedly increased over the last year, consistent with recommendations of the OIG.

   We endeavor to comply with all of the requirements for receiving Medicare and Medicaid reimbursement and to structure all of our relationships with referring physicians to comply with the anti-kickback laws; however, the laws and regulations in this area are complex and subject to varying interpretations. In addition, our historic dependence on manual processes that vary widely across our network of dialysis centers exposes us to greater risk of errors in billing and other business processes.

   If any of our operations are found to violate these or other government regulations, we could suffer severe consequences, including:

  . Mandated practice changes that significantly increase operating expenses;

  .  Suspension of payments from government reimbursement programs;

  . Refunds of amounts received in violation of law or applicable reimbursement program requirements;

  . Loss of required government certifications or exclusion from government reimbursement programs, such as the Medicare ESRD program and Medicaid programs;

  . Loss of licenses required to operate healthcare facilities in some of the states in which we operate; and

  . Fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.

The pending federal review of some of our historical practices and third-party carrier review of our laboratory subsidiary could result in substantial penalties against us.

   We are voluntarily cooperating with the Civil Division of the United States Attorney's Office for the Eastern District of Pennsylvania in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. In addition, our Florida-based laboratory subsidiary is the subject of a third-party carrier review of claims it has submitted for Medicare reimbursement. All further Medicare payments to this laboratory were suspended in May 1998, and the DOJ is also reviewing the situation. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

Our rollout of new information technology systems will significantly disrupt our billing and collection activity, may not work as planned and could have a negative impact on our results of operations and financial condition.

   We intend to roll out new information technology systems and new processes in each of our dialysis centers over the next few years. It is likely that this rollout will disrupt our billing and collection activity and may cause other disruptions to our business operations, which may negatively impact our cash flows. Also, the new information systems may not work as planned or improve our billing and collection processes. If they do not, we may have to spend substantial amounts to enhance or replace these systems.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

   The information in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2 and 3 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

   Our annual meeting of shareholders was held on June 5, 2001.

   Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors were elected at the meeting, with the number of votes cast for each director or withheld from each director set forth after the director's respective name. Nancy-Ann DeParle and William L. Roper also continued as directors after the meeting.

                                                           Votes for  Authority
   Name                                                     Director  Withheld
   ----                                                    ---------- ---------
   Richard B. Fontaine.................................... 72,669,800   741,916
   Peter T. Grauer........................................ 72,667,900   743,816
   C. Raymond Larkin, Jr.................................. 72,667,826   743,890
   John M. Nehra.......................................... 72,669,980   741,736
   Kent J. Thiry.......................................... 63,589,496 9,822,220

   Proposal 2 submitted to our stockholders at the meeting was the approval of an amendment to our 1999 Equity Compensation Plan to increase the number of shares available for grant under the plan by 2,750,000. The votes were cast as follows:

          For                           Against                                           Abstain
          ---                           -------                                           -------
       58,703,477                      14,542,702                                         165,537

   Proposal 3 submitted to our stockholders at the meeting was the approval of the DaVita Inc. Executive Incentive Plan. The votes were cast as follows:

          For                            Against                                            Abstain
          ---                            -------                                            -------
       71,509,246                       1,770,495                                           131,975

Item 5 is not applicable.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits:

  1.1 Purchase Agreement, dated April 6, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and Credit Suisse First Boston Corporation, Banc of America Securities LLC, SunTrust Equitable Securities, BNY Capital Markets, Inc. and Scotia Capital (the "Initial Purchasers").*

  4.1 Indenture, dated as of April 11, 2001, between DaVita Inc., the subsidiaries of DaVita Inc. named therein and U.S. Trust Company of Texas, National Association, as trustee.*

  4.3 Registration Rights Agreement, dated as of April 11, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and the Initial Purchasers.*

  10.1 Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC as joint Book Manager and Credit Suisse First Boston Corporation as joint Book Manager and Syndication Agent (the "Credit Agreement").*

  10.2 Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement.*

  10.3 Subsidiary Guarantee, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.*

  10.4 Amended and Restated 1999 Equity Compensation Plan.**

  10.5 Employment Agreement, effective as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello. X

  12.1 Ratio of earnings to fixed charges. X

   (b) Reports on Form 8-K

     None.
--------
X  Filed herewith

 * Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).

** Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.

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

                                          DAVITA INC.

                                                   /s/ Gary W. Beil
                                          By: _________________________________
                                                        Gary W. Beil
                                               Vice President and Controller*

Date: August 14, 2001
--------
* Mr. Beil has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant's chief accounting officer.

                               INDEX TO EXHIBITS

Exhibit Number                            Description

   1.1 Purchase Agreement, dated April 6, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and Credit Suisse First Boston Corporation, Banc of America Securities LLC, SunTrust Equitable Securities, BNY Capital Markets, Inc. and Scotia Capital (the "Initial Purchasers").*

   4.1 Indenture, dated as of April 11, 2001, between DaVita Inc., the subsidiaries of DaVita Inc. named therein and U.S. Trust Company of Texas, National Association, as trustee.*

   4.3 Registration Rights Agreement, dated as of April 11, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and the Initial Purchasers.*

  10.1 Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC as joint Book Manager and Credit Suisse First Boston Corporation as joint Book Manager and Syndication Agent (the "Credit Agreement").*

  10.2 Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement.*

  10.3 Subsidiary Guarantee, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.*

  10.4 Amended and Restated 1999 Equity Compensation Plan.**
  10.5 Employment Agreement, effective as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.X

  12.1 Ratio of earnings to fixed charges.X

--------
X  Filed herewith.

 * Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).

** Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.