Form 10-Q
period 2001-09-30
DAVITA INC
filed 2001-11-13
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended September 30, 2001

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

          As of November 1, 2001, there were 84,599,565 shares of the Registrant’s common stock (par value $0.001) issued and outstanding.

DAVITA INC.

Note:Items	2, 3, 4, and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	September 30, 2001	December 31, 2000
A S S E T S

Cash and cash equivalents	$ 45,255	$ 31,207
Accounts receivable, less allowance of $48,757 and $61,619	318,035	290,412
Inventories	33,173	20,641
Other current assets	7,852	10,293
Income taxes receivable		2,830
Deferred income taxes	51,789	42,492

Total current assets	456,104	397,875
Property and equipment, net	246,031	236,659
Intangible assets, net	943,558	921,623
Investments in third-party dialysis businesses	5,093	34,194
Other long-term assets	2,307	1,979
Deferred income taxes		4,302

	$1,653,093	$1,596,632

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Accounts payable	$ 80,325	$ 74,882
Other current liabilities	121,666	102,563
Accrued compensation and benefits	85,732	70,406
Current portion of long-term debt	6,432	1,676
Income taxes payable	19,485

Total current liabilities	313,640	249,527
Long-term debt	813,977	974,006
Other long-term liabilities	5,212	4,855
Deferred income taxes	21,509
Minority interests	21,121	18,876
Shareholders’ equity:
Preferred stock ($0.001 par value; 5,000,000 shares authorized; none issued or outstanding)
Common stock ($0.001 par value, 195,000,000 shares authorized; 84,577,090 and 82,135,634 shares issued and outstanding)	85	82
Additional paid-in capital	456,593	430,676
Notes receivable from shareholders		(83)
Treasury stock, at cost (126,000 shares)	(2,494)
Retained earnings (deficit)	23,450	(81,307)

Total shareholders’ equity	477,634	349,368

	$1,653,093	$1,596,632

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net operating revenues	$434,239	$362,535	$1,221,096	$1,113,556
Operating expenses:
Dialysis centers and labs	277,252	248,734	809,771	775,746
General and administrative	31,150	29,920	95,380	93,460
Depreciation and amortization	26,281	26,927	79,053	84,315
Provision for uncollectible accounts	2,689	7,048	(5,874)	32,555
Impairment and valuation adjustments				4,414

Total operating expenses	337,372	312,629	978,330	990,490

Operating income	96,867	49,906	242,766	123,066
Other income (loss), net	1,856	1,418	4,324	(9,171)
Debt expense	18,319	26,370	56,758	94,017
Minority interests in income of consolidated subsidiaries	(2,126)	(1,147)	(6,852)	(3,168)

Income before income taxes and extraordinary item	78,278	23,807	183,480	16,710
Income tax expense	34,000	10,657	79,700	15,068

Income before extraordinary item	44,278	13,150	103,780	1,642
Extraordinary gain (loss) related to early extinguishment of debt, net of tax of $(652) in 2001 and $2,222 in 2000, respectively		(3,490)	977	(3,490)

Net income (loss)	$ 44,278	$ 9,660	$ 104,757	$ (1,848)

Earnings (loss) per common share—basic:
Income before extraordinary item	$ 0.52	$ 0.16	$ 1.25	$ 0.02
Extraordinary gain (loss), net of tax		(0.04)	0.01	(0.04)

Net income (loss)	$ 0.52	$ 0.12	$ 1.26	$ (0.02)

Earnings (loss) per common share—assuming dilution:
Income before extraordinary item	$ 0.47	$ 0.16	$ 1.15	$ 0.02
Extraordinary gain (loss), net of tax		(0.04)	0.01	(0.04)

Net income (loss)	$ 0.47	$ 0.12	$ 1.16	$ (0.02)

Comprehensive income:
Net income (loss)	$ 44,278	$ 9,660	$ 104,757	$ (1,848)
Foreign currency translation				4,718

Comprehensive income	$ 44,278	$ 9,660	$ 104,757	$ 2,870

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 104,757	$ (1,848)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79,053	84,315
Impairment and valuation losses		4,414
Loss (gain) on divestitures	528	(2,107)
Deferred income taxes	16,514	(2,603)
Non-cash debt expense	1,823	2,482
Stock option expense and tax benefits	12,864	1,319
Equity investment losses (income)	(2,666)	1,447
Foreign currency translation loss		4,718
Minority interests in income of consolidated subsidiaries	6,852	3,168
Extraordinary (gain) loss	(977)	3,490
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(21,647)	37,731
Inventories	(11,847)	(7,683)
Other current assets	4,026	8,861
Other long-term assets	(53)	2,290
Accounts payable	1,789	(33,644)
Accrued compensation and benefits	14,896	20,521
Other current liabilities	19,072	13,011
Income taxes	21,563	53,187
Other long-term liabilities	357	1,713

Net cash provided by operating activities	246,904	194,782

Cash flows from investing activities:
Additions of property and equipment, net	(30,180)	(32,023)
Acquisitions and divestitures, net	(66,588)	147,639
Investments in affiliates, net	24,533	(1,824)
Intangible assets	(11)	(162)

Net cash provided by (used in) investing activities	(72,246)	113,630

Cash flows from financing activities:
Borrowings	1,541,890	1,657,604
Payments on long-term debt	(1,697,941)	(2,027,548)
Deferred financing costs	(10,018)	(3,079)
Net proceeds from issuance of common stock	13,139	856
Distributions to minority interests	(5,186)	(5,652)
Purchase of treasury shares	(2,494)

Net cash used in financing activities	(160,610)	(377,819)

Net increase in cash	14,048	(69,407)
Cash and cash equivalents at beginning of period	31,207	107,981

Cash and cash equivalents at end of period	$ 45,255	$ 38,574

See notes to condensed consolidated financial statements

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

          Unless otherwise indicated in this Form 10-Q, “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.    Condensed consolidated interim financial statements

          The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these interim financial statements. These adjustments are of a normal and recurring nature. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2000 Form 10-K as amended by Form 10-K/A. Certain reclassifications have been made to prior periods to conform with current reporting.

2.    Changes in estimates and recoveries

          Net operating revenues for the three months ended September 30, 2001 include $22 million of cash settlements and collections in excess of our prior estimates for 2000 net revenue. The provisions for uncollectible accounts for the three and nine months ended September 30, 2001 include cash recoveries of $5.2 million and $30.1 million, respectively, associated with aged accounts receivable that had been reserved in 1999. Cash recoveries associated with prior years’ services have resulted from continued improvements in the Company’s billing and collecting operations. Although the Company continues to pursue collection of aged accounts, the Company cannot predict the timing or amount of future incremental recoveries or settlements.

3.    Earnings per share calculation

          The reconciliation of the numerators and denominators used to calculate earnings per common share for the periods presented is as follows (shares in 000’s):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Basic:
Net income (loss)	$ 44,278	$ 9,660	$104,757	$ (1,848)

Weighted average number of shares outstanding during the period	84,354	81,673	83,411	81,502
Reduction in shares in connection with notes receivable from employees		(24)		(33)

Weighted average number of shares outstanding for earnings per share—basic	84,354	81,649	83,411	81,469

Earnings (loss) per share—basic	$ 0.52	$ 0.12	$ 1.26	$ (0.02)

Assuming dilution:
Net income (loss)	$ 44,278	$ 9,660	$104,757	$ (1,848)
Debt expense, net of tax, resulting from dilutive effect of convertible debt	4,862		14,587

Net income (loss)—assuming dilution	$ 49,140	$ 9,660	$119,344	$ (1,848)

Weighted average number of shares outstanding for earnings per share—basic	84,354	81,649	83,411	81,469
Incremental shares from stock option plans	4,278	2,198	4,352	1,095
Incremental shares from convertible debt	15,394		15,394

Weighted average outstanding and incremental shares for earnings per share—assuming dilution	104,026	83,847	103,157	82,564

Earnings (loss) per share—assuming dilution	$ 0.47	$ 0.12	$ 1.16	$ (0.02)

          For the three and nine months ended September 30, 2001, the calculation of earnings per share assuming dilution includes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes. For the three and nine months ended September 30, 2000, both the 7% convertible subordinated notes and the 5 5/8% convertible subordinated notes were anti-dilutive and therefore not included in the computation of earnings per share assuming dilution.

          Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period, which were not included in the computation of earnings per share assuming dilution because they were anti-dilutive, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Shares associated with stock options not included in computation (shares in 000’s)	474	9,158	1,483	10,987
Exercise price range of shares not included in computation:
Low	$20.59	$ 6.81	$18.45	$ 4.99
High	$33.00	$35.50	$33.00	$ 35.50

4.    Debt transactions

          In April 2001 the Company completed the issuance of $225,000 9¼% Senior Subordinated Notes in a private offering. The Notes mature on April 15, 2011 and will be callable by the Company on or after April 15, 2006. Net proceeds of $219,375 from the offering were used to pay down amounts outstanding under the Company’s then-existing senior credit facilities. In August 2001 these notes were exchanged for a series of notes with identical terms that had been registered under the Securities Act of 1933.

          In May 2001 the Company completed a refinancing of its existing senior credit facilities. Proceeds from this refinancing were used to pay down all outstanding amounts under the then-existing senior credit facilities. The new credit facilities consist of two term loans and a $150,000 undrawn revolving credit facility.

          As a result of these transactions, the write-off of deferred financing costs and accelerated recognition of deferred swap liquidation gains associated with the refinanced debt are reported as a net extraordinary gain of $977 for the nine months ended September 30, 2001.

          Long-term debt was comprised of the following:

	September 30, 2001	December 31, 2000
Senior secured credit facilities	$114,000	$498,800
Senior subordinated notes, 9¼%, due 2011	225,000
Convertible subordinated notes, 7%, due 2009	345,000	345,000
Convertible subordinated notes, 5 5/8%, due 2006	125,000	125,000
Acquisition obligations and other notes payable	5,453	829
Capital lease obligations	5,956	6,053

	820,409	975,682
Less current portion	(6,432)	(1,676)

	$813,977	$974,006

          Scheduled maturities of long-term debt at September 30, 2001 were as follows:

2001	655
2002	8,565
2003	10,856
2004	10,365
2005	10,242
2006	206,788
Thereafter	572,938

5.    Contingencies

          Health care provider revenues may be subject to adjustment as a result of (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements.

          The Company’s Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5,600 for the review period from January 1995 to April 1996, and $15,000 for the review period from May 1996 to March 1998. The carrier has suspended all payments of Medicare claims from this laboratory since May 1998. The carrier has also determined that $16,100 of the suspended claims for the review period from April 1998 to August 1999 and $11,600 of the suspended claims for the review period from August 1999 to May 2000 were not properly supported by the prescribing physicians’ medical justification. The carrier has alleged that 99% of the tests the laboratory performed during the review period from January 1995 to April 1996, 96% of the tests performed in the period from May 1996 to March 1998, 70% of the tests performed in the period from April 1998 to August 1999, and 72% of the tests performed in the period from August 1999 to May 2000 were not properly supported by the prescribing physicians’ medical justification. The Company has received minimal responses from the carrier to its repeated requests for clarification and information regarding the continuing payment suspension.

          The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier’s determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision upholding the overpayment determination of $5,600. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000 the hearing officer issued a decision upholding $14,200, or substantially all of the overpayment determination. The Company has filed appeals of both decisions to a federal administrative law judge, who has consolidated the two appeals at the Company’s request. The Company has provided additional information to the administrative law judge. A hearing with the administrative law judge has not yet been scheduled.

          In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 we sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and the Department of Health and Human Services of this matter, and we had provided requested information to the DOJ. The Company met with the DOJ in February 2001 at which time the DOJ requested additional information, which the Company has provided.

          Timing of the final resolution of this matter is highly uncertain, and beyond the Company’s control or influence. Beginning in the third quarter of 2000, the Company stopped recognizing Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. The amount of potential Medicare revenue not accrued beginning in the third quarter of 2000 was approximately $4,000 per quarter. We estimate that the potential cash exposure as of September 30, 2001 is not more than $10,000 based on the carrier’s overpayment findings noted above. If this matter is resolved in a manner adverse to the Company, the government could impose additional fines and penalties, which could be substantial.

          In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and our financial relationships with physicians. The Civil Division has requested that the Company provide a wide range of information responding to the areas of review. The Civil Division has not initiated any legal process or served any subpoena on the Company. The Civil Division has indicated that it is not making any allegation of wrongdoing at this time and that no criminal action against the Company or any individual is contemplated. The Company is cooperating in this review. The inquiry appears to be at an early stage. As it proceeds, the Civil Division could expand its areas of concern. If a court determines there has been wrongdoing, the penalties under applicable statutes could be substantial.

          In addition to the foregoing, DaVita is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional matters, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.    Recent accounting pronouncements

          In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets which will be effective January 1, 2002. Under SFAS 142, amortization of goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, will be discontinued beginning January 1, 2002. In addition, goodwill and other indefinite-lived intangible assets recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. Under the new standard, goodwill and other indefinite-lived intangible assets will be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. The Company is currently reviewing the provisions of SFAS 142 and assessing the impact of its adoption.

          In October 2001 the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 also extends discontinued operations treatment, previously applied only to operating segments to be disposed of, to all separately accountable components of an entity. The Company is currently reviewing the provisions of SFAS 144 and assessing the impact of its adoption, which will be effective January 1, 2002.

7.    Condensed consolidating financial statements

          The following information is presented as required under the Securities and Exchange Commission’s Financial Reporting Release No. 55 in connection with the Company’s publicly traded debt. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. Other income (loss) for the nine months ended September 30, 2001 includes intercompany interest charges in accordance with the intercompany debt agreements in effect at September 30, 2001.

          The $125,000 5 5/8% Convertible Subordinated Notes due 2006, issued by the wholly-owned subsidiary Renal Treatment Centers, Inc., or RTC, are guaranteed by DaVita Inc. The $225,000 9¼% Senior Subordinated Notes issued in April 2001 by DaVita Inc. are guaranteed by all of its wholly-owned domestic subsidiaries. Non-wholly-owned subsidiaries, joint ventures and partnerships are not guarantors of either obligation.
Condensed Consolidating Balance Sheets

		Wholly-owned subsidiaries		Non-participating subsidiaries	Consolidating adjustments
	DaVita Inc.	RTC	All others			Consolidated
As of September 30, 2001
Cash and cash equivalents	$ 35,168	$ 10	$ 10,077			$ 45,255
Accounts receivable, net		101,333	191,344	$ 25,358		318,035
Other current assets	2,228	16,591	71,842	2,153		92,814

Total current assets	37,396	117,934	273,263	27,511		456,104
Property and equipment, net	10,543	55,113	157,064	23,311		246,031
Investments in subsidiaries	276,916				$ (276,916)
Receivables from subsidiaries	838,598				(838,598)
Intangible assets, net	23,993	282,148	522,515	114,902		943,558
Other assets	3,537	1,300	2,519	44		7,400

Total assets	$1,190,983	$456,495	$955,361	$165,768	$(1,115,514)	$1,653,093

Current liabilities	29,228	8,635	271,155	4,622		313,640
Payables to subsidiaries/parent		125,163	688,333	25,102	(838,598)
Long-term liabilities	684,121	125,134	26,519	4,924		840,698
Minority interests					21,121	21,121
Shareholders’ equity	477,634	197,563	(30,646)	131,120	(298,037)	477,634

Total liabilities and shareholders’ equity	$1,190,983	$456,495	$955,361	$165,768	$(1,115,514)	$1,653,093

As of December 31, 2000
Cash and cash equivalents	$ 16,553	$ 1,871	$ 12,783			$ 31,207
Accounts receivable, net		83,313	180,263	$ 26,836		290,412
Other current assets	2,014	15,967	55,947	2,328		76,256

Total current assets	18,567	101,151	248,993	29,164		397,875
Property and equipment, net	5,377	61,686	146,959	22,637		236,659
Investments in subsidiaries	199,079				$ (199,079)
Receivables from subsidiaries	938,183				(938,183)
Intangible assets, net	9,548	299,813	493,946	118,316		921,623
Other assets	37,692	2,146	593	44		40,475

Total assets	$1,208,446	$464,796	$890,491	$170,161	$(1,137,262)	$1,596,632

Current liabilities	15,278	23,996	206,275	3,978		249,527
Payables to subsidiaries/parent		146,877	746,892	44,414	(938,183)
Long-term liabilities	843,800	125,000	5,311	4,750		978,861
Minority interests					18,876	18,876
Shareholders’ equity	349,368	168,923	(67,987)	117,019	(217,955)	349,368

Total liabilities and shareholders’ equity	$1,208,446	$464,796	$890,491	$170,161	$(1,137,262)	$1,596,632

Condensed Consolidating Statements of Income

		Wholly-owned subsidiaries		Non- participating subsidiaries	Consolidating adjustments
	DaVita Inc.	RTC	All others			Consolidated
For the nine months ended September 30, 2001
Net operating revenues	$ 89,141	$375,726	$704,823	$136,561	$(85,155)	$1,221,096
Operating expenses	45,024	320,220	594,421	103,820	(85,155)	978,330

Operating income	44,117	55,506	110,402	32,741		242,766
Other income (loss), net	74,445		(70,121)			4,324
Debt expense	51,779	5,172	(4,057)	3,864		56,758
Minority interests					(6,852)	(6,852)
Income taxes	28,984	21,694	29,022			79,700
Equity earnings in consolidated subsidiaries	65,981		22,025		(88,006)
Extraordinary gain	977					977

Net income	$104,757	$ 28,640	$ 37,341	$ 28,877	$(94,858)	$ 104,757

For the nine months ended September 30, 2000
Net operating revenues	$ 89,557	$373,954	$616,475	$116,883	$(83,313)	$1,113,556
Operating expenses	25,887	352,903	597,535	97,478	(83,313)	990,490

Operating income	63,670	21,051	18,940	19,405		123,066
Other income (loss), net	(9,103)		(1,373)	1,305		(9,171)
Debt expense	87,814	5,869	(5,927)	6,261		94,017
Minority interests					(3,168)	(3,168)
Income taxes	(13,631)	6,688	22,115	(104)		15,068
Equity earnings in consolidated subsidiaries	21,258		11,385		(32,643)
Extraordinary loss	(3,490)					(3,490)

Net income (loss)	$ (1,848)	$ 8,494	$ 12,764	$ 14,553	$(35,811)	$ (1,848)

Condensed Consolidating Statements of Cash Flows

		Wholly-owned subsidiaries		Non- participating subsidiaries	Consolidating adjustments
	DaVita Inc.	RTC	All others			Consolidated
Nine months ended September 30, 2001
Cash flows from operating activities:
Net income	$104,757	$ 28,640	$37,341	$28,877	$(94,858)	$104,757
Changes in operating and intercompany assets and liabilities and non cash items included in net income	79,438	(25,501)	12,652	(19,300)	94,858	142,147

Net cash provided by operating activities	184,195	3,139	49,993	9,577	—	246,904

Cash flows from investing activities:
Purchases of property and equipment, net	(6,407)	(5,134)	(14,027)	(4,612)		(30,180)
Acquisitions and divestitures, net			(66,588)			(66,588)
Other items			24,497	25		24,522

Net cash used in investing activities	(6,407)	(5,134)	(56,118)	(4,587)		(72,246)

Cash flows from financing activities:
Long-term debt	(159,800)	134	3,419	196		(156,051)
Other items	627			(5,186)		(4,559)

Net cash provided by (used in) financing activities	(159,173)	134	3,419	(4,990)		(160,610)

Net increase (decrease) in cash	18,615	(1,861)	(2,706)	—		14,048
Cash at the beginning of the period	16,553	1,871	12,783			31,207

Cash at the end of the period	$ 35,168	$ 10	$10,077	$ —	$ —	$ 45,255

Nine months ended September 30, 2000
Cash flows from operating activities:
Net income (loss)	$ (1,848)	$ 8,494	$12,764	$14,553	$(35,811)	$ (1,848)
Changes in operating and intercompany assets and liabilities and non cash items included in net income (loss)	298,354	(109,966)	(15,912)	(11,657)	35,811	196,630

Net cash provided by (used in) operating activities	296,506	(101,472)	(3,148)	2,896	—	194,782

Cash flows from investing activities:
Purchases of property and equipment, net	(942)	(5,549)	(23,062)	(2,470)		(32,023)
Acquisitions and divestitures, net		105,342	42,297			147,639
Other items	(342)		(1,644)			(1,986)

Net cash provided by (used in) investing activities	(1,284)	99,793	17,591	(2,470)		113,630

Cash flows from financing activities:
Long-term debt	(358,195)		(11,323)	(426)		(369,944)
Other items	(2,223)		(5,652)			(7,875)

Net cash used in financing activities	(360,418)		(16,975)	(426)		(377,819)

Net decrease in cash	(65,196)	(1,679)	(2,532)	—		(69,407)
Cash at the beginning of the period	90,544	4,118	13,319			107,981

Cash at the end of the period	$ 25,348	$ 2,439	$10,787	$ —	$ —	$ 38,574

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

          This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from PPO and private indemnity patients and from ancillary services including the administration of pharmaceuticals, the ongoing payment suspension and review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the Department of Justice, the ongoing review by the Civil Division of the US Attorney’s Office for the Eastern District of Pennsylvania and the Company’s ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

          Continental U.S. and non-continental U.S. operating revenues and operating expenses were as follows (dollars in millions):

	Quarter ended
	September 30, 2001		June 30, 2001		September 30, 2000
Revenues:
Continental U.S.	$430	99%	$397	99%	$359	99%
Non-continental U.S.	4	1%	4	1%	4	1%

	434	100%	401	100%	363	100%

Operating expenses:
Continental U.S.	333	99%	326	99%	309	99%
Non-continental U.S.	4	1%	4	1%	4	1%

	337	100%	330	100%	313	100%

Consolidated operating income.	$ 97		$ 71		$ 50

          The Company’s divestiture of its dialysis operations outside the continental United States was substantially completed during the second quarter of 2000, reducing the number of dialysis centers that we operate outside the continental United States from 84 to 2 by the end of 2000. Because all operations outside the continental United States have been divested with the exception of the pending completion of the sale of the centers in Puerto Rico, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

Continental U.S. Operations
(dollars in millions, except per treatment data)

	Quarter ended
	September 30, 2001		June 30, 2001		September 30, 2000
Net operating revenues:
Current period services	$ 408	100%	$ 397	100%	$ 359	100%
Prior period services	$ 22
Operating expenses:
Dialysis centers and labs	274	67%	269	68%	246	69%
General and administrative	31	8%	32	8%	30	8%
Depreciation and amortization	26	6%	26	7%	26	7%
Provision for uncollectible accounts	2	1%	(1)		7	2%

	333	82%	326	82%	309	86%

Operating income before impairment losses	$ 97		$ 71		$ 50

Dialysis treatments (000’s)	1,432		1,409		1,348
Average dialysis revenue per treatment	$ 280		$ 276		$ 260

          Net operating revenues for the continental U.S. operations (excluding revenue associated with prior period services) were $408 million for the third quarter of 2001, approximately 14% higher than in the third quarter of 2000. Approximately 8% was due to higher average revenue per treatment and approximately 6% was due to the increase in the number of treatments. The average dialysis revenue per treatment (excluding lab and pharmacy revenues and management fee income) was $280 for the third quarter of 2001, compared with $260 for the same period of 2000. The increase in the average revenue per treatment was principally attributable to improvements in revenue capture, billing and collecting operations, and payor contracting, and an increase in the Medicare composite reimbursement rate. Other operating revenues were approximately $7 million in the third quarter of 2001, or approximately $1 million lower than in the third quarter of 2000, primarily due to lower management fee income resulting from our acquisitions of previously managed dialysis centers.

          Third quarter 2001 current period services net operating revenues were 2.9% higher than in the second quarter of 2001. The number of treatments increased by 1.6% in the third quarter. Net dialysis revenue per treatment increased approximately $4 from the second quarter of 2001 to the third quarter of 2001, attributable to the same factors noted above. Same center growth was 4.1% in the third quarter of 2001 as measured against the same quarter in the prior year.

          Net operating revenues for the three months ended September 30, 2001 include $22 million of cash settlements and collections in excess of our prior estimates for 2000 net revenue. These cash recoveries associated with prior years’ services have resulted from continued improvements in the Company’s billing and collecting operations. Although the Company continues to pursue collection of aged accounts, the Company cannot predict the timing or amount of further incremental recoveries or settlements.

          Center operating expenses were approximately 67% of operating revenues for continental U.S. operations in the third quarter of 2001, compared with 68% in the second quarter of 2001 and 69% in the third quarter of 2000. On a per-treatment basis, third quarter 2001 center operating expenses were approximately $1 higher than in the prior quarter, and averaged approximately $9 per treatment higher than in the third quarter of 2000. The higher average cost per treatment was primarily attributable to higher labor and drug costs, which were more than offset by the increases in revenue per treatment.

          General and administrative expenses were approximately 8% of operating revenues for continental U.S. operations in the third quarter of 2001, consistent with recent quarters. We expect general and administrative expenses to increase over the next several quarters as we continue to add administrative staff and implement major new systems and operating processes.

          The provision for uncollectible accounts for the third quarter of 2001 is net of cash recoveries of $5.2 million associated with aged accounts receivables reserved in 1999, compared with cash recoveries of $8.9 million in the prior quarter. Before considering these cash recoveries, the provisions for uncollectible accounts receivable were approximately 2% of operating revenues.

          Debt expense of $18 million for the third quarter of 2001 was approximately $8 million lower than the same period of 2000 due to lower effective interest rates and reduced debt balances.

          At this time, we expect fourth quarter normal operating earnings before depreciation, amortization, debt expense and income taxes to meet or exceed our third quarter level of approximately $96 million. However, because of a) additional significant investments in our infrastructure, clinical education and operating and information systems, b) ongoing cost pressures, and c) pharmaceutical contribution risks, our current projections for the year 2002 are for normal operating earnings before depreciation, amortization, debt expense and income taxes to be in the range of $350 to $380 million. Our underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Other factors that could contribute to operating results being outside that range include reinstatement of Medicare lab billings (see Note 5, Contingencies to the consolidated financial statements), significant changes in our patient/payor mix and revenue reimbursement rates, significant changes in operating performance and billing procedures, changes in applicable laws and regulations or their interpretation, and acquisitions beyond the level currently projected. Additional risks and uncertainties are described elsewhere in this Form 10-Q. We cannot predict the amounts or timing of additional cash settlements and recoveries associated with prior years’ services, and we do not include such amounts in our trend analysis for normal operating earnings or our projections for next year’s earnings.

Liquidity and capital resources

          Cash flow from operations during the nine months of 2001 amounted to $247 million and net reductions in long-term debt totaled $156 million. The positive cash flow included $218 million from earnings adjusted for non-cash items. Non-operating cash outflows included acquisitions of dialysis centers for $67 million (before offsets of $25 million related to reductions in investments in third-party dialysis businesses) and $30 million in capital asset expenditures.

          During the second quarter of 2001 we issued $225 million of 9¼% Senior Subordinated Notes and completed a refinancing of our senior credit facilities. The net proceeds were used to pay down amounts outstanding under our then-existing senior credit facilities. The new senior credit facilities consist of two term loans and a $150 million undrawn revolving credit facility. Debt, net of cash, amounted to $775 million at September 30, 2001, down $90 million from the end of the previous quarter, June 30, 2001, and down $169 million from the beginning of the year.

          Continental U.S. accounts receivable at September 30, 2001 amounted to $309 million, an increase of $18 million during the quarter. This balance represented approximately 71 days of net revenue. This was 3 days higher than the previous quarter primarily because of delayed collections following the terrorist attacks on September 11, 2001. The continental U.S. accounts receivable balance as of December 31, 2000 represented 73 days of net revenue.

          We plan to substantially increase capital expenditures over the next year, including significant investment expenditures for information technology projects and for new dialysis centers, relocations and expansions. At this time we expect to open at least 12 to 18 new dialysis centers during 2002. Additionally, we are targeting a minimum of $25 to $50 million for acquisitions during 2002, but the actual level and timing of acquisitions will depend upon the specific opportunities that arise. Of the 21 centers acquired during the first nine months of 2001, we previously managed 18 of the centers. Eight centers were acquired during the third quarter, five of which we had previously managed.

New accounting pronouncements

          In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets which will be effective January 1, 2002. Under SFAS 142, amortization of goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, will be discontinued beginning January 1, 2002. In addition, goodwill and other indefinite-lived intangible assets recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. Under the new standard, goodwill and other indefinite-lived intangible assets will be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. We are currently reviewing the provisions of SFAS 142 and assessing the impact of its adoption.

          In October 2001 the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 also extends discontinued operations treatment, previously applied only to operating segments to be disposed of, to all separately accountable components of an entity. The Company is currently reviewing the provisions of SFAS 144 and assessing the impact of its adoption, which will be effective January 1, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

          The table below provides information about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date								Fair value	Average interest rate
	2001	2002	2003	2004	2005	2006	Thereafter	Total
	(dollars in millions)
Long-term debt
Fixed rate						$125	$570	$695	$692	7.48%
Variable rate	$1	$9	$11	$10	$10	81	3	125	125	7.02%

Exchange rate sensitivity

          We are currently not exposed to any foreign currency exchange rate risk.

RISK FACTORS

          This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, earnings before depreciation and amortization, debt expense and taxes, and capital expenditures. We base our forward-looking statements on information currently available to us, and we do not intend to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

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

          Approximately 41% of our continental U.S. dialysis revenues in 1999 and 42% in both 2000 and the first nine months of 2001 were generated from patients who had private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates at which they pay us may increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have a material adverse effect on our revenues, cash flows and net income.

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

          Approximately 54% of our continental U.S. dialysis revenues in 1999 and 53% in both 2000 and the first nine months of 2001 were generated from patients who had Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. These rates have declined over 70% in real dollars since 1972. Congress recently enacted two separate increases of 1.2% to the Medicare composite reimbursement rate for dialysis effective January 1, 2000 and January 1, 2001. An additional 1.2% increase became effective April 1, 2001, plus an adjustment factor designed to provide the benefits of the increase as if it had become effective on January 1, 2001. These were the first increases in the composite rate since 1991 and are significantly less than the cumulative rate of inflation since 1991. In addition, the Medicare Payment Advisory Commission has recommended to Congress that there be no increase in the composite rate for 2002. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net income and cash flows would be adversely affected.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our operating earnings and cash flows.

          In legislation enacted in December 2000, Congress mandated government studies on whether:

•	The Medicare composite rate for dialysis should be modified to include an annual inflation increase—study due July 2002;

•
The Medicare composite rate for dialysis should be modified to include additional services, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate—study due July 2002; and

•
Reimbursement for many outpatient prescription drugs that we administer to dialysis patients should be reduced from the current rate of 95% of the average wholesale price. (This study has been completed and the resulting recommendations exclude dialysis drugs at this time. Congress has yet to act, however, on the recommendations in this study.)

          If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO was approximately 13% of our net revenue in 1999, 2000 and the first nine months of 2001. If EPO were included in the composite rate, and if the composite rate were not increased sufficiently, our operating earnings and cash flows could decrease substantially. Reductions in current reimbursement rates for EPO or other outpatient prescription drugs would also reduce our operating earnings and cash flows.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

          If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for our centers is typically the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, it may negatively impact the former medical director’s decision to treat his or her patients at our centers.

          Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of September 30, 2001, the agreements with medical directors at 52 centers required renewal on or before December 31, 2002. This includes agreements with terms expiring on or before December 31, 2002 and those with automatic renewal terms that will expire on or before December 31, 2002 if we or the medical director elect not to renew the agreement.

          We also may take actions to restructure existing relationships or take positions in negotiating extensions of relationships in order to assure compliance with anti-kickback and similar laws. These actions could negatively impact physicians’ decisions to extend their medical director agreements with us. For example, we have recalled stock options and we require monthly statements from our medical directors certifying that they have performed their contractual obligations. To our knowledge, we are the only major dialysis provider to have done this. In addition, if the terms of an existing agreement were found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement.

If the current shortage of skilled clinical personnel or our high level of personnel turnover continues, we may experience disruptions in our business operations and increases in operating expenses.

          We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. This shortage limits our ability to expand our operations. We also have a high personnel turnover rate in our dialysis centers and central billing offices. Turnover has been the highest among our reuse technicians, patient care technicians and unit secretaries. Recent efforts to reduce this turnover may not succeed. If we are not successful, or if we are unable to hire skilled clinical personnel when needed, our operations and our same center growth will be negatively impacted.

Adverse developments with respect to EPO could materially reduce our net income and cash flows and affect our ability to care for our patients.

          Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO. For example, Amgen unilaterally increased its base price for EPO by 3.9% in both 2000 and 2001. We expect Amgen to continue to increase its base price from time to time. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen is developing a new product, NESP, that may replace EPO or reduce its use. We cannot predict if or when NESP will be introduced to the U.S. dialysis market, nor what its cost and reimbursement structure will be. Increases in the cost of EPO and the introduction of NESP could have a material adverse effect on our net income and cash flows.

Changes in clinical practices and reimbursement rates or rules for EPO and other drugs could substantially reduce our revenue and earnings.

          The administration of EPO and other drugs accounted for approximately 32% of our net operating revenue in 1999, 35% in 2000 and 38% in the first nine months of 2001. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement rates and rules, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of EPO and other drugs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenue and earnings.

          Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations and federal and state anti-kickback laws. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. For the fiscal year ended September 30, 2000, the DOJ announced total recoveries of $840 million from healthcare civil fraud cases, including a $486 million settlement with one of our competitors as a result of an Office of Inspector General, or OIG, and DOJ investigation into some of its business practices. In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has increased markedly over the last year, consistent with recommendations of the OIG.

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

          If any of our operations are found to violate these or other government regulations, we could suffer severe consequences, including:

•	Mandated practice changes that significantly increase operating expenses;

•	Suspension of payments from government reimbursement programs;

•	Refunds of amounts received in violation of law or applicable reimbursement program requirements;

•	Loss of required government certifications or exclusion from government reimbursement programs, such as the Medicare ESRD program and Medicaid programs;

•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate; and

•	Fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.

The pending federal review of some of our historical practices and third-party carrier review of our laboratory subsidiary could result in substantial penalties against us.

          We are voluntarily cooperating with the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. In addition, our Florida-based laboratory subsidiary is the subject of a third-party carrier review of claims it has submitted for Medicare reimbursement. All further Medicare payments to this laboratory were suspended in May 1998, and the DOJ is also reviewing the situation. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

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

Provisions in our charter documents and compensation programs we have adopted may deter a change of control that our stockholders would otherwise determine to be in their best interests.

          Our charter documents include provisions which may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, requiring 60 days' advance notice of stockholder proposals or nominations to our Board of Directors and granting our board of directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.

          In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on September 30, 2001, these cash bonuses would total approximately $60 million. These compensation programs may affect the price an acquirer would be willing to pay.

          We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change of control were at a premium price or favored by a majority of unaffiliated stockholders. Furthermore, we may adopt some of these measures without any further vote or action by our stockholders.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

          The information in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4, and 5 are not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

12.1 Ratio of earnings to fixed charges. ✓

          (b)  Reports on Form 8-K

None.

✓	Filed herewith

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

/S/ GARY W. BEIL
By:
Gary W. Beil
Vice President and Controller*

Da	te: November 13, 2001

*	Mr. Beil has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s chief accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.✓

✓	Filed herewith.