Form 10-K405
period 2001-12-31
DAVITA INC
filed 2002-03-01
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2001

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be in the Registrant’s definitive proxy statement, which is incorporated by reference in Part III of this Form 10-K.

As of February 15, 2002, the number of shares of the Registrant’s common stock outstanding was 82,378,900 shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $1.99 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2002 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

The following should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

DaVita Inc. is the second largest provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. We currently operate 493 outpatient dialysis centers located in 32 states and the District of Columbia, serving approximately 43,000 patients. In addition, we provide acute inpatient dialysis services in approximately 270 hospitals.

Prior to mid-1999, the company had an aggressive growth strategy of acquiring other dialysis businesses. This rapid growth through acquisitions had a significant impact on administrative functions and operating efficiencies. In the second half of 1999, we initiated a turnaround plan focused on improving our financial and operational infrastructure. During 2000, we divested substantially all of our operations outside the continental United States, made significant improvements in our billing and collecting operations, reduced our debt and restructured our credit facilities. We achieved further improvements in operating systems and processes during 2001, and we will be making significant investments in new systems and processes in 2002.

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

ESRD patient base

According to the United States Renal Data System, or USRDS, the number of ESRD dialysis patients in the United States was approximately 250,000 at the end of 1999. The recent historical compound annual growth rate in the number of ESRD patients has been approximately 5% to 7%. We do not anticipate any significant change in the growth rate in the future. We believe factors affecting this growth include:

•	The continued aging of the general population;

•	Better treatment and longer survival of patients with diseases that typically lead to ESRD, including diabetes and hypertension;

•	Improved medical and dialysis technology; and

•	The growth of minority populations that have a higher incidence rate of ESRD.

Treatment options for ESRD

Treatment options for ESRD are hemodialysis, peritoneal dialysis and kidney transplantation. In 2001, outpatient hemodialysis treatments, peritoneal dialysis treatments and inpatient or acute dialysis treatments accounted for approximately 87%, 9% and 4% of our total dialysis treatments, respectively.

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed either in a freestanding or hospital-based outpatient center. A patient can also perform hemodialysis at home with assistance. Hemodialysis uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood, combined with a machine to control external blood flow and monitor vital signs. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood selectively cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment typically lasts approximately three and one-half hours. Hemodialysis is usually performed three times per week.

•	Peritoneal dialysis

A patient generally performs peritoneal dialysis at home. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. All forms of peritoneal dialysis use the patient’s peritoneal, or abdominal, cavity to eliminate fluid and toxins. Because it does not involve going to a center three times a week for treatment, peritoneal dialysis is an attractive alternative to hemodialysis for patients who desire more freedom in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are not able to perform the necessary procedures and those at greater risk of peritoneal infection.

CAPD introduces dialysis solution into the patient’s peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. This procedure is usually repeated four times per day.

CCPD is performed in a manner similar to CAPD, but uses a mechanical device to cycle dialysis solution through the patient’s peritoneal cavity while the patient is sleeping or at rest.

•	Transplantation

An alternative treatment that we do not provide is kidney transplantation. Although transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive drugs given to transplant recipients and dangers associated with transplant surgery for some patient populations limit the use of this treatment option.

Outpatient dialysis services

Our dialysis centers are designed specifically for outpatient hemodialysis. Throughout our network of outpatient dialysis centers, we also provide training, supplies and on-call support services to our home dialysis patients.

As required by law, we contract with an individual nephrologist or a group of affiliated nephrologists to provide medical director services at each of our centers. In addition, other nephrologists may apply for practice privileges in order to treat their patients at our centers. Each center also has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technicians and other administrative and support personnel.

Our centers offer high-flux and high-efficiency hemodialysis. High-flux and high-efficiency hemodialysis utilizes machinery and dialyzers that allow patients to dialyze in a shorter period of time per treatment because they cleanse the blood at a faster rate than conventional hemodialysis. We also provide conventional hemodialysis at many of our centers.

In addition, many of our centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis treatments in their homes. Registered nurses train patients and their families or other patient assistants to perform either CAPD or CCPD at home. Our training programs for home dialysis generally last two to three weeks. In 2001, peritoneal dialysis accounted for approximately 9% of our total dialysis treatments.

Quality care

We believe our reputation for providing quality care is a key factor in attracting patients and physicians and in securing relationships with managed care payors. We engage in organized and systematic efforts through our quality management programs to measure, maintain and improve the quality of services we deliver. These efforts include the development and implementation of patient care policies and procedures, clinical education and training programs, and audits of the quality of services rendered at each of our centers.

Our quality management programs are under the direction of our chief medical officer. Our vice president of quality management and over 45 regional quality management coordinators implement these programs in our centers. In addition, our regional biomedical quality management coordinators audit the technical and biomedical quality of our centers. The corporate and regional teams also work with each centers’ multi-disciplinary quality management team, including the medical director, to implement the programs.

We have ten regional physician councils of three to six medical directors each that advise our regional management on clinical and other operating issues. We have also formed a national physician council of ten physicians to advise our senior management on clinical issues impacting our operations across the country. In addition, we have a five-physician laboratory advisory committee which acts as a medical advisory board for our clinical laboratory. Our chief medical officer participates in the national physician council and laboratory advisory committee meetings.

Location and capacity of our centers

As of December 31, 2001, we operated 493 outpatient dialysis centers in the continental United States and the District of Columbia. We owned 461 of these centers, either through wholly-owned subsidiaries or through majority-owned joint ventures. Of the remaining 32 centers, we owned minority interests in seven centers, which were accounted for as equity investments, and managed 25 centers in which we have no ownership interest. The locations of the 461 wholly-owned and majority-owned centers were as follows:

State	Number of Centers	State	Number of centers	State	Number of centers
California	81	Maryland	15	Nevada	5
Florida	43	Michigan	11	South Dakota	4
Texas	42	Illinois	10	Utah	4
North Carolina	28	Kansas	9	New Mexico	2
Georgia	26	Indiana	9	Kentucky	2
New York	26	Louisiana	8	South Carolina	2
Minnesota	24	Arizona	7	Delaware	1
Oklahoma	20	Washington	7	Alabama	1
Virginia	19	New Jersey	6	Nebraska	1
Pennsylvania	19	District of Columbia	5	Ohio	1
Colorado	17	Missouri	5	Wisconsin	1

We believe we have adequate capacity within our existing network to accommodate greater patient volume. In addition, we are currently expanding capacity at some of our centers by adding dialysis stations or relocating to larger facilities, and we intend to open and acquire additional centers in 2002.

Inpatient dialysis services

We provide inpatient dialysis services, excluding physician professional services, to patients in approximately 270 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital. Inpatient dialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

Ancillary services

We also provide a range of ancillary services to ESRD patients, including:

•
EPO and other pharmaceuticals.     Our most significant ancillary service is the administration of physician-prescribed pharmaceuticals, including erythropoietin, or EPO, vitamin D analogs and calcium and iron supplements. EPO is a genetically-engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication ESRD patients frequently experience. The administration of EPO accounted for approximately 25% of our net operating revenues in 2001 and 2000.

•
ESRD laboratory services.    We own a licensed clinical laboratory, located in Florida, specializing in ESRD patient testing. The specialized laboratory provides both routine laboratory tests covered by the Medicare composite reimbursement rate for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratory provides these tests primarily for our own ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our laboratory utilizes a proprietary information system which provides information to our dialysis centers regarding critical outcome indicators. We also operated another laboratory in Minnesota until November 2001, when it was combined with the operations of the Florida laboratory.

•
ESRD clinical research programs.     Our subsidiary DaVita Clinical Research conducts renal and renal-related Phase I through IV clinical research trials of new drugs and devices designed to improve outcomes, enhance the quality of life and reduce costs for pre-ESRD and ESRD patients. DaVita Clinical Research has conducted over 320 clinical trials for FDA approval of new drugs and devices over the last 16 years. These trials are conducted primarily under contracts with the drug and device manufacturers.

Growth of our business

Our business has grown through increasing capacity at our existing centers, developing new centers, acquiring centers or entering into agreements to manage centers. We expand capacity at our existing centers by increasing hours and/or days of operation or, if additional space is available within a center, through the addition of dialysis stations. The development of a typical outpatient center generally requires $1 million to $1.5 million for initial construction and equipment and generally approximately $350,000 for working capital in the first year. Based on our experience, a new center typically opens eleven to fourteen months after the property lease is signed, normally achieves operating profitability by the ninth to eighteenth month of operation and normally reaches maturity within three years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are initially more predictable. In addition to acquiring centers, we enter into agreements to manage third-party-owned centers in return for management fees, typically based on a percentage of revenues.

The table below shows the growth of our company, by number of dialysis centers. In February 1998, we completed a merger with Renal Treatment Centers, then the fourth largest provider of dialysis services in the United States, approximately doubling the size of our operations. The pace of our acquisitions slowed significantly during the second half of 1999 and was very limited in 2000 and 2001, while we focused on restructuring our balance sheet and improving our financial infrastructure and center operations.

	2001	2000	1999	1998	1997	1996	1995
Number of centers at beginning of year	490	572	508	197	134	68	42
Acquired centers	21	10	45	263	52	57	23
Developed centers	7	11	13	24	12	9	3
New managed centers	3	8	18	32
Divestitures, closures and terminations	26	111	12	8	1
Number of centers at end of year	495	490	572	508	197	134	68

In 2000, we completed the sale of our operations outside the continental United States, with the exception of two centers in Puerto Rico which are under an agreement of sale. The sale of the Puerto Rico operations will be completed upon receipt of required regulatory approvals and third-party consents, which we currently expect to happen in the second quarter of 2002. Net cash proceeds from the completed sales were approximately $133 million, most of which was applied to reduce debt outstanding under our credit facilities in accordance with the conditions under which our lenders consented to the sales.

Physician relationships

An ESRD patient generally seeks treatment at a dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. Approximately 1,000 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center’s medical director, account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors account for a substantial majority of our patient referrals. The loss of the medical director or other key referring physicians at a particular center could therefore materially reduce the revenue of that center.

The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis center be “under the general supervision of a director who is a physician”. Generally, the medical director must be board eligible or board certified in internal medicine or nephrology and have had at least 12 months of experience or training in the care of patients at dialysis centers. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training, or, in a few instances, to provide medical director services for acute dialysis programs at hospitals. We have contracts with approximately 300 individual physicians and physician groups to provide medical director services.

Medical directors, associate medical directors and assistant medical directors enter into written contracts that specify their duties and fix their compensation for periods of one or more years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon competitive factors in the local market, the physician’s professional qualifications and the specific duties and responsibilities of the physician.

Our medical director agreements generally include covenants not to compete. Also, when we acquire a center from one or more physicians, or where one or more physicians own interests in centers as co-owner with us, these physicians have agreed to refrain from owning interests in competing centers within a defined geographic area for various periods. These noncompetition agreements restrict the physicians from owning, or providing medical director services to, other dialysis centers, but do not restrict the physicians from referring patients to competing centers. Many of these noncompetition agreements expire at the same time as the corresponding medical director agreements. We have from time to time experienced competition from a new dialysis center established by a former medical director following the termination of his or her relationship with us.

Sources of revenue

Overview

The following table sets forth the percentage of our net patient operating revenues provided by the respective payor category for our continental U.S. operations.

	2001	2000	1999
Percent of total dialysis revenues for continental U.S. operations:
Medicare	52%	53%	54%
Medicaid	5	5	5

	57	58	59
HMO’s, health insurance carriers and private patient payments	43	42	41

	100%	100%	100%

Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed with ESRD and are eligible for participation in the Medicare ESRD program, regardless of age or financial circumstances. ESRD patients receiving dialysis become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare reimbursement rate.

For each treatment, Medicare pays 80% of the amount set by the Medicare reimbursement system. The patient is responsible for the remaining 20%, and in most cases a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a private payor, covers all or part of these balances. Some patients who do not qualify for Medicaid but otherwise cannot afford secondary insurance can apply for premium payment assistance from charitable organizations, primarily a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions.

If a patient does not qualify for Medicaid based on financial need and does not purchase secondary insurance through a private insurer, the dialysis provider may not be reimbursed for the 20% portion of the ESRD composite rate that Medicare does not pay. Congress passed legislation in 1998 requiring the promulgation of regulations to allow dialysis providers to pay their patients’ premiums for secondary insurance. These insurance premiums are generally less than the 20% co-payment that a private insurer would pay. Accordingly, dialysis providers could capture the difference between the premiums paid to these secondary insurers and the reimbursement amounts received from them. The regulations, as currently proposed, would not allow centers that are owned by providers that also provide other services to Medicare patients on a fee-for-service basis, including our company, to pay these premiums directly. Under the proposed regulations, most chain providers, hospitals and physicians also would be prevented from paying these premiums. We cannot predict whether these proposed regulations will be adopted as is or modified to permit us to pay these premiums directly.

Medicare reimbursement

Under the Medicare ESRD program, reimbursement rates for dialysis are established by Congress. The Medicare composite rate set by CMS determines the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for that treatment, some laboratory tests and some medications. The Medicare composite rate is subject to regional differences based upon several factors, including regional differences in wage levels. Other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including EPO, vitamin D analogs and calcium and iron supplements.

Medicare reimburses for home dialysis services under one of two methods. Under the first method, a dialysis center is designated as the supplier of home supplies and services, and provides all dialysis treatment-related services, including equipment and supplies. The center is reimbursed using a methodology based on the Medicare composite rate. Under the second method, a durable medical equipment supply company is designated as the direct supplier, provides the patient directly with all necessary equipment and supplies and is reimbursed by Medicare subject to a capitated ceiling. Under the second method, the patient also selects an outpatient dialysis center to provide additional required support services. The center is reimbursed for these support services on a monthly fee-for-service basis subject to a capitated ceiling. The reimbursement rates under these two methods differ, but both are determined prospectively and are subject to adjustment by Congress. Most of our centers are approved to provide home dialysis services under the first method and home dialysis support services under the second method. In December 2001, we decided to discontinue providing equipment and supplies under the second method.

We receive reimbursement for outpatient dialysis services provided to Medicare-eligible patients at composite rates set by Congress that are currently between $121 and $144 per treatment, with an average rate of $131 per treatment. Historically, there have been very few changes to the Medicare composite reimbursement rate. Since 1972, the rate has declined over 70% in real dollars. The rate did not change from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous Congressional actions resulted in a net reduction of the average reimbursement rate from $138 per treatment in 1983 to approximately $125 per treatment in 1990. The Medicare composite reimbursement rate was increased by $1.00 in 1991, by 1.2% in 2000 and by 2.4% in 2001.

In May 2001, CMS concluded a three-year demonstration project involving the enrollment of Medicare ESRD patients in managed care organizations. The demonstration project was designed to evaluate the feasibility of fixed, or capitated, reimbursement for dialysis services. We participated in two of the three demonstration project sites. CMS has not issued a final report on the results of the demonstration project. The timing of, and recommendations from, this report are impossible for us to predict.

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

Nongovernment payors

Before Medicare becomes the primary payor, a patient’s employer group health plan, private insurance or other nongovernment payor, if any, is responsible for payment at its negotiated rates or, in the absence of negotiated rates, at our usual and customary rates. The patient is responsible for any deductibles and co-payments under the terms of his or her employer group health plan or other insurance. Our usual and customary rates are, and the rates paid by nongovernment payors typically are, higher than Medicare reimbursement rates. Also, traditional indemnity plans and preferred provider organization or PPO plans typically pay at higher rates than health maintenance organization or HMO plans. After Medicare becomes the primary payor, the employer group health plan, private insurer or other nongovernment payor, if any, becomes secondary to Medicare. Secondary payors are responsible for the 20% of the Medicare reimbursement rates that Medicare does not pay. Secondary payors are not required to reimburse us for the difference between the rates they previously paid and Medicare rates.

Hospital inpatient dialysis services

We provide inpatient dialysis services, excluding physician professional services, to patients in hospitals pursuant to written agreements with the hospitals. We provide these services for a per-treatment fee which is individually negotiated with each hospital. Some of these agreements provide that we are the exclusive provider of dialysis services to the hospital, but most are nonexclusive. These agreements also generally allow either party to terminate the agreement without cause.

Reimbursement for EPO and other drugs

On June 1, 1989, the Food and Drug Administration, or FDA, approved the production and sale of EPO and CMS approved Medicare reimbursement for the use of EPO for dialysis patients. EPO stimulates the production of red blood cells and is beneficial in the treatment of anemia, with the effect of reducing or eliminating the need for blood transfusions for dialysis patients. Physicians began prescribing EPO for their patients in August 1989. Most of our dialysis patients receive EPO. Approximately 25% of our net operating revenues in 2001 were generated from the administration of EPO. Therefore, EPO reimbursement significantly impacts our net income and cash flow.

The Office of the Inspector General of the Department of Health and Human Services, or OIG, has recommended that Medicare reimbursement for EPO be reduced from the current amount of $10 to $9 per 1,000 units. The Department of Health and Human Services, or HHS, has concurred with this recommendation. To date, HHS has not pursued this change through the rulemaking process. In addition, the Clinton Administration had proposed the same EPO reimbursement reduction in its fiscal year 2000 and 2001 budget proposals, but Congress did not pass any EPO reimbursement reduction. EPO reimbursement programs have been, and in the future may be, subject to these and other legislative or administrative proposals. We cannot predict whether future rate or reimbursement method changes will be made.

Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. Amgen is also developing a new product, darbepoetin alfa, also known as NESP, that could replace EPO or reduce its use with dialysis patients. The FDA has approved this new product for use with dialysis patients. We cannot predict when, or whether, Amgen will seek to market this product for the dialysis market, how Medicare or other payors will reimburse dialysis providers for its use, whether physicians will prescribe it instead of EPO or how it will impact our revenues and earnings.

Other drugs that we administer upon physician prescription include vitamin D analogs, calcium and iron supplements, various antibiotics and other medications. Medicare currently reimburses us separately for most of these drugs at a rate of 95% of the average wholesale price of each drug. In December 2000, Congress mandated a General Accounting Office, or GAO, study of whether to reduce the reimbursement rates for drugs that are based on the average wholesale price. The GAO made recommendations to Congress in September 2001 to lower drug reimbursement rates, but the majority of the drugs we administer were not included in the GAO’s recommendations. We do not know whether or to what extent future rate changes may be implemented as a result of this study or otherwise, nor how any such changes will impact our revenues and earnings.

Congress has also mandated a government study of whether to include EPO and other pharmaceuticals in the Medicare composite reimbursement rate. Recommendations with respect to possible changes in the services included in the Medicare composite rate are due in July 2002. We do not know whether or to what extent future rate changes may be implemented as a result of the study or otherwise, nor how any such changes will impact our revenues and earnings.

Management fee income

We generate management fees from managing dialysis centers which are wholly-owned or majority-owned by third parties. Fees are established by contract and are typically based on a percentage of revenues generated from the centers.

United States Attorney’s inquiry

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania contacted us and requested that we cooperate with them in a review of some of the Company’s historical practices, including billing and other operating procedures and our financial relationships with physicians.

The Civil Division has requested that we provide a wide range of information responding to the areas of review, but has not initiated any legal process or served any subpoena on us. The Civil Division has indicated that it is not making any allegation of wrongdoing at this time and that no criminal action against us or any individual is currently contemplated. We are cooperating in this review and have provided the requested records to the Civil Division. The inquiry appears to be at an early stage. As it proceeds, the Civil Division could expand its areas of concern.

At this time, we are unable to determine:

•	When this matter will be resolved;

•	What position the Civil Division will take regarding any potential liability on the Company’s part;

•	Whether any additional areas of inquiry will be opened; and

•	Any outcome of this inquiry, financial or otherwise.

An adverse determination could have a material adverse impact on our business, results of operation and financial condition. As described further below under the subheading “Government regulation,” the penalties under the federal anti-kickback law, Stark I and II and the False Claims Act and other federal and state statutes can be substantial.

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

We are disputing the overpayment determinations and have provided supporting documentation of our claims. We have initiated the process of a formal review of each of the carrier’s determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000, the hearing officer issued a decision upholding the overpayment determination of $5.6 million. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000, the hearing officer issued a decision upholding $14.2 million, or substantially all of the overpayment determination. We filed a consolidated appeal of both decisions to a federal administrative law judge. The appeal was divided into two separate hearings. The first, which took place in January 2002, addressed the validity of the two statistical samples the carrier used to support its determinations. We are awaiting the judge’s decision. The second hearing will address the carrier’s determinations on the individual claims in the two samples. The administrative law judge has informed us that we can expect the second hearing to occur in the second quarter of 2002.

In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 we sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and HHS of this matter and we had provided requested information to the DOJ. We met with the DOJ in February 2001, at which time the DOJ requested additional information, which we have provided. Our discussions with the DOJ are ongoing.

The timing of the final resolution of this matter is highly uncertain and beyond our control or influence. Beginning in 2000, we stopped accruing Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. Laboratory Medicare billings not recognized as revenue beginning in 2000 because of the third-party carrier disputes and the ongoing withhold of payments amount to approximately $5 million per quarter. We estimate that the potential cash exposure as of December 31, 2001 was not more than $10 million based on the carrier’s overpayment findings noted above. In addition, the government could impose additional fines and penalties, which could be substantial.

At this time we are unable to determine:

•	When this matter will be resolved or when the laboratory’s payment suspension will be lifted;

•	The amount of the laboratory claims for which we may be paid;

•	What action the carrier, the DOJ or HHS may take with respect to this matter;

•	Whether the carrier may review additional periods beyond the four identified; and

•	Any outcome of this review, financial or otherwise.

An adverse determination could have a material adverse impact on our business, results of operations and financial condition.

The Medicare carrier for our Minnesota laboratory is conducting a post-payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review being conducted at our Florida laboratory. At this time, we are unable to determine how long it will take the carrier to complete this review. There is currently no overpayment determination or payment suspension with respect to the Minnesota laboratory. The DOJ also requested information with respect to this laboratory, which we have provided. Medicare revenues at the Minnesota laboratory, which was much smaller than the Florida laboratory, were approximately $15 million for the period under review. In November 2001, we closed the operations of this laboratory and combined them with our Florida laboratory.

Government regulation

Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, government reimbursement programs, dialysis facilities and equipment, management of centers, personnel qualifications, maintenance of proper records, quality assurance programs, and patient care.

All of our dialysis centers are certified by CMS, as is required for the receipt of Medicare reimbursement. In some states our dialysis centers also are required to secure additional state health licenses. Governmental authorities, primarily state departments of health, periodically survey our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program. Consistent with recommendations of the OIG, the frequency and intensity of this survey activity increased industry-wide beginning in 2000. We expect this level of survey activity to continue in 2002.

Our business could be adversely impacted by:

•	Loss or suspension of federal certifications;

•	Loss or suspension of authorization to participate in the Medicare or Medicaid programs;

•	Loss or suspension of licenses under the laws of any state or governmental authority in which we generate substantial revenues;

•	Refunds of reimbursement received because of any failures to meet applicable reimbursement requirements; or

•	Significant reductions in reimbursement or reduction or elimination of coverage for dialysis and ancillary services.

To date, we have not had any material difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, we expect that our industry will continue to be subject to significant government regulation and scrutiny, the scope and application of which are difficult to predict. This regulation and scrutiny could adversely impact us in a material way.

Fraud and abuse under federal law

The “anti-kickback” statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive or make payments in return for:

•	The referral of a patient for treatment; or

•	The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs.

Federal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil penalties for violation of these laws include up to $50,000 civil monetary penalties per violation, assessments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also held that, under certain circumstances, the statute is also violated whenever a purpose of a payment is to induce referrals.

In July 1991, November 1992 and November 1999, the Secretary of HHS published regulations that create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors do not violate the anti-kickback statute. A business transaction or arrangement must satisfy each and every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the anti-kickback statute, but enforcement agencies may subject them to greater scrutiny and could determine that they violate the statute.

Because our medical directors refer patients to our centers, the federal anti-kickback statute may apply. Among the available safe harbors is one for personal services, which is relevant to our arrangements with our medical directors. Most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, except in cases where a center is in transition from one medical director to another or where the term of an agreement with a physician has expired and a new agreement is in negotiation, our agreements with our medical directors satisfy most of the elements of this safe harbor. One of the requirements not satisfied is a requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Because of the nature of our medical directors’ duties, we believe it is impossible to meet this requirement. Also, one of the requirements is that the compensation is fair market value for the services rendered. There is little guidance available as to what constitutes fair market value for medical director services. Although our medical director agreements are the result of arm’s length negotiations, an enforcement agency could challenge the level of compensation that we pay our medical directors. Accordingly, we could in the future be required to change our practices, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. One of the areas that the United States Attorney’s inquiry described above covers is our financial relationships with physicians.

At 25 of our dialysis centers, physicians who refer patients to the centers hold interests in partnerships or limited liability companies owning the centers. The anti-kickback statute may apply to these situations. Among the available safe harbors with respect to these arrangements is one for small entity investment interests. Although none of our arrangements satisfy all of the elements of this small entity investment interests safe harbor, we believe that each of these partnerships and limited liability companies satisfies a majority of the safe harbor’s elements, as well as the intent of the regulations.

We lease approximately 50 of our centers from entities in which physicians hold interests and we also sublease space to referring physicians at approximately 90 of our dialysis centers. The anti-kickback statute may apply in these situations. Among the available safe harbors with respect to these arrangements is one for space rentals. We believe that the leases and subleases we have entered into are in material compliance with the safe harbor.

Because we are purchasing and selling items and services in the operation of our centers that may be paid for in whole, or in part, by Medicare or a state healthcare program and because these items and services might be purchased or sold at a discount, the federal anti-kickback statute may apply. Among the available safe harbors is one for discounts, which is relevant to our discount arrangements. We believe that the discount arrangements that we have entered into are in material compliance with the anti-kickback statute and that these arrangements satisfy, in all material respects, each of the elements of the discounts’ safe harbor applicable to these arrangements.

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

Stark I/Stark II

The Omnibus Budget Reconciliation Act of 1989 includes provisions, known as Stark I, that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a “financial relationship.” Federal regulatory agencies may interpret Stark I to apply to our operations. Regulations interpreting Stark I, however, have created an exception to its applicability regarding services furnished in a dialysis center if payment for those services is included in the ESRD composite rate.

The Omnibus Budget Reconciliation Act of 1993 contains provisions, known as Stark II, that restrict physician referrals for “designated health services” to entities with which a physician or immediate family member has a “financial relationship.” The entity is prohibited under Stark II, as is the case for entities restricted by Stark I, from claiming reimbursement for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per service and can be excluded from future participation in the Medicare and Medicaid programs. Stark II includes certain exceptions. Stark II provisions that may be relevant to us became effective in January 1995. Phase I of federal regulations interpreting Stark II were issued in January 2001, and became effective, in relevant part, in the first quarter of 2002. CMS has yet to propose Phase II of these regulations.

A “financial relationship” with an entity under Stark II is defined as an ownership or investment interest in, or a compensation arrangement with, the entity. We have entered into compensation agreements with our medical directors. Some of our medical directors own equity interests in entities that operate our dialysis centers. Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. In addition, while nearly all of our stock option arrangements with referring physicians were terminated in 2000, a few medical directors own options to acquire our common stock. Under the Stark II regulations, these stock options constitute compensation arrangements that must meet an applicable exception. Also, some medical directors and other physicians own our common stock, which they either purchased in the open market or received from us as consideration in an acquisition of dialysis centers from them. Although we believe that the ownership of our stock and the other ownership interests and lease arrangements for our centers are in material compliance with Stark II, it is possible that CMS could view them as prohibited arrangements that must be restructured or for which we could be subject to other applicable penalties.

We believe that our compensation arrangements with medical directors and other contract physicians materially satisfy the personal services compensation arrangement exception to the Stark II prohibitions. Payments made by a lessor to a lessee for the use of premises are also excepted from Stark II prohibitions if specific requirements are met. We believe that our leases and subleases with referring physicians materially satisfy this exception to the Stark II prohibitions. The Stark II exception applicable to physician ownership interests in entities to which they make referrals does not encompass the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, it is possible that CMS could require us to restructure some of these arrangements or seek to impose substantial fines or additional penalties on us.

For purposes of Stark II, “designated health services” include clinical laboratory services, equipment and supplies, home health services, outpatient prescription drugs and inpatient and outpatient hospital services. We believe that the language and legislative history of Stark II and Phase I of the final Stark II regulations indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services as a part of designated health services. For example, the final Stark II regulations exempt from the referral prohibition referrals for clinical laboratory services furnished in an ESRD center if payment for those services is included in the ESRD composite rate and for EPO and other dialysis-related outpatient prescription drugs furnished in or by an ESRD center. However, our provision of, or arrangement and assumption of financial responsibility for, certain other outpatient prescription drugs, center dialysis services and supplies, home dialysis supplies and equipment and services to hospital inpatients under our dialysis services agreements with hospitals, include services and items that still could be construed as designated health services within the meaning of Stark II. Although we bill the hospital and not Medicare or Medicaid for hospital inpatient services, our medical directors may request or establish a plan of care that includes dialysis services for hospital inpatients that may be considered a referral to us within the meaning of Stark II.

Because the Stark II regulations do not expressly address all of our operations, it is possible that CMS could interpret Stark II to apply to parts of our operations. Consequently, it is possible that CMS could determine that Stark II requires us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. We would be materially impacted if CMS interprets Stark II to apply to us and we either could not achieve material compliance with Stark II or the cost of achieving that compliance would be substantial.

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

The False Claims Act

The federal False Claims Act, or FCA, is another means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA imposes a civil penalty on any person who:

•	Knowingly presents, or causes to be presented, to the federal government a false or fraudulent claim for payment or approval;

•	Knowingly makes, uses, or causes to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government;

•	Conspires to defraud the federal government by getting a false or fraudulent claim allowed or paid; or
•	Knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid, or decrease an obligation to pay or transmit, money or property to the federal government.

The penalties for a violation of the FCA range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute a wide variety of issues as Medicare fraud, including coding errors, billing for services not rendered, the submission of false cost reports, billing services at a higher reimbursement rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not medically necessary. Although subject to some dispute, at least two federal district courts have also determined that an alleged violation of the federal anti-kickback statute or Stark I and Stark II are sufficient to state a claim for relief under the FCA. In addition to the civil provisions of the FCA, the federal government can use several other criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the federal government.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions and establishes a pilot program for medical savings accounts. In addition, HIPAA also expanded federal attempts to combat healthcare fraud and abuse by making amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA created a new “Health Care Fraud Abuse Control Account,” under which “advisory opinions” are issued by the OIG regarding the application of the anti-kickback statute, criminal penalties for Medicare and Medicaid fraud were extended to other federal healthcare programs, the exclusion authority of the OIG was expanded, Medicare and Medicaid civil monetary penalty provisions were extended to other federal healthcare programs, the amounts of civil monetary penalties were increased and a criminal healthcare fraud statute was established.

HIPAA also includes provisions relating to the privacy of medical information. HHS published HIPAA privacy regulations in December 2000. Based on our initial review of the privacy rules, compliance will require the development of extensive policies and procedures, the designation of privacy officers and the implementation of elaborate administrative safeguards with respect to private health information in our possession. Under HIPAA, compliance with the proposed privacy regulations is required by April 2003. Furthermore, HIPAA includes provisions relating to standards for electronic transactions and electronic signatures. Based on our review of the proposed standards, compliance will require us to develop additional information systems and administrative and electronic safeguards to protect data integrity. Under HIPAA, compliance with the standards for electronic transactions is required no later than October 2003. Compliance with the proposed electronic signature standards is required in 2004.

Complying with the HIPAA privacy rules and the proposed security and electronic signature standards will require substantial time and may require us to incur significant expenditures.

Other regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe that we are in material compliance with these laws and regulations.

A New York statute prohibits publicly-held companies from owning the health facility license required to operate a dialysis center in New York. Although we own substantially all of the assets, including the fixed assets, of our New York dialysis centers, the licenses are held by privately-owned companies with which we have agreements to provide all administrative services, including billing and collecting. The New York State Department of Health has approved these types of arrangements; however, we cannot guarantee that they will not be challenged as prohibited under the relevant statute. If they were successfully challenged, we cannot predict the impact on our business in New York. We have a similar management relationship with a physician practice in California, which prohibits the corporate practice of medicine.

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

•
Through training and education, increasing the awareness of our employees and affiliated professionals of the necessity of complying with all applicable laws and regulations in an increasingly complicated regulatory environment;

•	Auditing our dialysis centers, laboratories and billing offices on a regular basis to identify any potential instances of noncompliance in a timely manner; and

•	Ensuring that we take steps to resolve instances of non-compliance or to address areas of potential non-compliance as promptly as we become aware of them.

We have a code of conduct that each of our employees and affiliated professionals must follow and we have a confidential toll-free hotline (888-272-7272) for employees to report potential instances of non-compliance. Our chief compliance officer administers the compliance program. The chief compliance officer reports directly to our chief operating officer and to the compliance committee of our board of directors.

Competition

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also vigorous. We have also, from time to time, experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients’ homes. Other companies provide similar services. Also, a company is in the process of developing a hemodialysis system designed to enable patients to perform hemodialysis on a daily basis in their homes. It has not yet received FDA approval for its products and services, but believes it will be able to receive approval in 2002. We are unable to determine at this time how these products and services, if approved by the FDA and CMS, will affect our business.

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

Large chain dialysis providers with whom we compete include Fresenius Medical Care, Gambro and Renal Care Group. Some of our competitors have substantially greater financial resources than we do and may compete with us for acquisitions and the development of new centers in markets we have also targeted. There are also a number of large healthcare providers and product suppliers that have entered or may decide to enter the dialysis business.

Our two largest competitors, Fresenius and Gambro, manufacture a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. In addition, Fresenius is our largest supplier of dialysis products and is also our largest competitor in the dialysis services market.

Insurance

We carry property and general liability insurance, professional liability insurance and other insurance coverage in amounts and on terms deemed adequate by management, based on our claims experience. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors maintain coverage for their individual private medical practices. In most cases, our agreements with our medical directors also require the medical directors to secure their own liability insurance coverage for the performance of their duties as medical directors. Our liability policies cover medical directors who are not required or able to obtain insurance and also provide excess secondary coverage above those limits maintained by our medical directors.

Employees

As of December 31, 2001, we had approximately 12,700 employees:

• Licensed professional staff (nurses, dieticians and social workers)	4,800
• Other patient care and center support staff and laboratory personnel	6,400
• Corporate, billing and regional administrative staff	1,500

Item 2.    Properties.

We own four parcels of real property. We operate dialysis centers on three of these properties. One of our properties is under contract to be sold and another is currently being marketed for sale. We also own a 50% interest in a limited liability company that owns an additional property on which we operate a dialysis center. We are currently in negotiations with our partners in this limited liability company to sell our interest to them.

Our other dialysis centers are located on premises that we lease. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Our outpatient dialysis centers range in size from 500 to 30,000 square feet, with an average size of approximately 6,500 square feet.

We maintain our corporate headquarters in approximately 40,000 square feet of office space in Torrance, California, which we currently lease for a term expiring in 2008. Our business office in Tacoma, Washington is in an 80,000-square foot facility leased for a term expiring in 2009. We maintain a 57,000-square foot facility in Berwyn, Pennsylvania, which we currently lease for a term expiring in 2005, principally for additional billing and collections staff. Our Florida-based laboratory is located in a 30,000-square foot facility owned by us, with a long-term ground lease, and we lease 15,000 square feet of additional space for laboratory administrative staff for a term expiring in 2007.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations. In addition, we often can build new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the area planned for each of these centers. Expansion or relocation of our dialysis centers would be subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Item 3.    Legal Proceedings.

See the heading “United States Attorney’s inquiry” in “Item 1. Business” of this report for information on our cooperation with the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians.

See the heading “Laboratory payment reviews” in “Item 1. Business” of this report for information on the payment dispute with our Florida laboratory’s Medicare carrier.

In addition, we are subject to claims and suits in the ordinary course of business. We do not believe that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on our results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. Prior to October 2000, when we formally changed our name to “DaVita Inc.” from “Total Renal Care Holdings, Inc.,” our stock traded on the New York Stock Exchange under the symbol “TRL”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2000
1st quarter	$7.19	$2.56
2nd quarter	6.00	2.63
3rd quarter	7.63	6.13
4th quarter	17.50	8.19
Year ended December 31, 2001
1st quarter	$19.55	$14.60
2nd quarter	20.33	16.18
3rd quarter	22.36	18.31
4th quarter	24.45	17.05

The closing price of our common stock on February 15, 2002 was $24.12 per share. According to The Bank of New York, our registrar and transfer agent, as of February 15, 2002, there were 2,536 holders of record of our common stock. Since our recapitalization in 1994, we have not declared or paid cash dividends to holders of our common stock. We do not anticipate paying cash dividends in the foreseeable future. Our bank credit agreements restrict our ability to pay dividends on our common stock. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Item 6.    Selected Financial Data.

The following table presents selected consolidated financial and operating data for the periods indicated. The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share)
Income statement data:
Net operating revenues(1)	$1,650,753	$1,486,302	$1,445,351	$1,203,738	$758,403
Total operating expenses(2)	1,332,761	1,311,587	1,509,333	1,068,825	646,816

Operating income (loss)	317,992	174,715	(63,982)	134,913	111,587
Other income (loss)	4,644	(7,201)	(1,895)	4,894	3,175
Debt expense(3)	72,438	116,637	110,797	84,003	29,082
Minority interests in income of consolidated subsidiaries	(9,260)	(5,942)	(5,152)	(7,163)	(4,502)

Income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle	240,938	44,935	(181,826)	48,641	81,178
Income tax expense (benefit)	104,600	27,960	(34,570)	38,449	35,654

Income (loss) before extraordinary items and cumulative effect of change in accounting principle	$136,338	$16,975	$(147,256)	$10,192	$45,524

Net income (loss)(4)	$137,315	$13,485	$(147,256)	$(9,448)	$45,524

Basic earnings (loss) per common share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle	$1.63	$0.21	$(1.81)	$0.12	$0.59

Net income (loss)(4)	$1.64	$0.17	$(1.81)	$(0.12)	$0.59

Diluted earnings (loss) per common share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle	$1.51	$0.20	$(1.81)	$0.12	$0.57

Net income (loss)(4)	$1.52	$0.16	$(1.81)	$(0.12)	$0.57

Ratio of earnings to fixed charges(5)(6)	3.63:1	1.32:1	See (6)	1.49:1	3.12:1

Balance sheet data:
Working capital(7)	$175,983	$148,348	$(1,043,796)	$388,064	$205,798
Total assets	1,662,683	1,596,632	2,056,718	1,911,619	1,279,261
Long-term debt(8)	811,190	974,006	5,696	1,225,781	731,192
Shareholders’ equity	503,637	349,368	326,404	473,864	422,446

(1)	Net operating revenues in 2001 include $22,000 of prior period services revenue relating to cash settlements and collections in excess of prior estimates.
(2)
Total operating expenses include expense offsets from recoveries of $35,220 in 2001 of accounts receivable reserved in 1999, impairments and valuation losses of $4,556 in 2000 and $139,805 in 1999, and merger related costs of $78,188 in 1998.

(3)
Debt expense includes a write-off of deferred financing costs of $1,192 in 2000 and $1,601 in 1999, and a loss on termination of interest rate swap agreements related to refinanced debt of $9,823 in 1998.

(4)
Extraordinary items include a gain of $977 ($0.01 per share) in 2001 relating to the write-off of deferred financing costs and the associated accelerated swap liquidation gains resulting from debt refinancing, and losses associated with early extinguishment of debt of $3,490 ($0.04 per share) in 2000 and $12,744 ($0.16 per share) in 1998. In 1998 we adopted AICPA Statement of Position No. 98-5, Reporting on the Costs for Start-up Activities, or SOP 98-5, which requires that pre-opening and organization costs be expensed as incurred. As a result, unamortized deferred pre-opening and organizational costs of $6,896 ($0.08 per share) were written-off as a cumulative effect of a change in accounting principle in 1998.

(5)
The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding fixed charges other than interest capitalized during the period. Fixed charges is defined as the total of interest expense, amortization of financing costs, capitalized interest and the estimated interest component of rental expense on operating leases.

(6)	Due to our loss in 1999, the ratio coverage in 1999 was less than 1:1. We would have had to generate additional earnings of $182,535 to achieve a coverage of 1:1.
(7)	The working capital calculation as of December 31, 1999 includes long-term debt that was potentially callable under covenant provisions of $1,425,610.
(8)	Long-term debt as of December 31, 1999 excludes $1,425,610 that was potentially callable under covenant provisions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-K. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from PPO and private and indemnity patients and from ancillary services including the administration of pharmaceuticals, the ongoing payment suspension and review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the Department of Justice, the ongoing review by the Civil Division of the US Attorney’s Office for the Eastern District of Pennsylvania and the Company’s ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business.”

Prior to mid-1999, the company had an aggressive growth strategy of acquiring other dialysis businesses. This rapid growth through acquisitions had a significant impact on administrative functions and operating efficiencies. In October 1999, Kent Thiry was named our chairman and chief executive officer, and we initiated a turnaround plan focused on improving our financial and operational infrastructure. During 2000, we divested substantially all of our operations outside the continental United States, made significant improvements in our billing and collecting operations, reduced our debt and restructured our credit facilities. We achieved further improvements in operating systems and processes during 2001, and we will be making significant investments in new systems and processes in 2002.

Results of operations

Continental U.S. and non-continental U.S. operating revenues and operating expenses were as follows:

	Year ended December 31,
	2001		2000		1999
	(dollars in millions)
Operating revenues:
Continental U.S.	$1,636	99%	$1,412	95%	$1,321	91%
Non-continental U.S.	15	1%	74	5%	124	9%

	$1,651	100%	$1,486	100%	$1,445	100%

Operating expenses:
Continental U.S.	$1,317	99%	$1,234	94%	$1,243	83%
Non-continental U.S.	16	1%	73	6%	126	8%
Impairment and merger costs			4		140	9%

	$1,333	100%	$1,311	100%	$1,509	100%

Because all operations outside the continental United States have been divested with the exception of the pending completion of the sale of two centers in Puerto Rico, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

Operating results excluding the non-continental U.S. operations were as follows (see note 16 to the consolidated financial statements for non-continental U.S. operating results):

Continental U.S. Operations

	Year ended December 31,
	2001		2000		1999
	(dollars in millions)
Operating revenues (excluding $22 million of prior period services revenue in 2001)	$1,614	100%	$1,412	100%	$1,321	100%
Operating expenses:
Dialysis centers and labs	1,087	67%	973	69%	893	68%
General and administrative	129	8%	120	8%	124	9%
Depreciation and amortization	104	6%	103	7%	99	7%
Provision for uncollectible accounts (excluding $35 million of recoveries in 2001 of amounts reserved in 1999)	32	2%	38	3%	127	10%

	1,352	84%	1,234	87%	1,243	94%

Operating income (excluding impairment losses, recoveries and prior period services revenue)	$262	16%	$178	13%	$78	6%

Impairments and valuation losses/(gains):
Non-continental U.S. operations	$1		$(1)		$83
Continental U.S. operations	(1)		5		57

	$—		$4		$140

Dialysis treatments (000’s)	5,690		5,354		5,139
Average dialysis revenue per treatment	$278		$256		$246

Dialysis services revenue represented 98%, 97% and 96% of total operating revenues in 2001, 2000 and 1999, respectively. Lab, other and management fee income account for the balance of revenues.

Dialysis services.    Dialysis services include outpatient center hemodialysis, which accounts for approximately 87% of total dialysis treatments, home dialysis, and inpatient hemodialysis with contracted hospitals. Major components of dialysis revenue include the administration of EPO, which represents approximately 25% of operating revenues, and other drugs which are administered as part of the dialysis treatment.

Dialysis services are paid for primarily by Medicare and state Medicaid programs in accordance with rates established by CMS, and by other third-party payors such as HMO’s and health insurance carriers. Services provided to patients covered by third-party insurance companies are normally reimbursed at rates higher than Medicare or Medicaid rates. Patients covered by employer group health plans convert to Medicare after a maximum of 33 months. As of year-end 2001, the Medicare ESRD composite rates were between $121 and $144 per treatment, with an overall average of $131 per treatment.

The majority of earnings from dialysis services are derived from commercial payors, some of which pay at negotiated reimbursement rates and others which pay based on our usual and customary rates. The commercial reimbursement rates are under continual pressure as we negotiate contract rates with large HMO’s and insurance carriers. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the reimbursement rates generally decline substantially.

Dialysis services revenues by payor type were as follows:

	Year ended December 31,
	2001	2000	1999
Percent of total dialysis revenue:
Medicare	52%	53%	54%
Medicaid	5	5	5

	57	58	59
Commercial and other	43	42	41

	100%	100%	100%

The number of equivalent hemodialysis treatments associated with the continental U.S. operations totaled approximately 5.7 million, 5.4 million and 5.1 million in 2001, 2000 and 1999 respectively. The increase in the number of treatments accounted for approximately 40% and 50% of the total growth in dialysis services revenue for 2001 and 2000 respectively. The treatment volume growth in both 2001 and in 2000 was principally associated with same center growth. The treatment growth rate for centers in place for at least one year was approximately 4% for 2001 and 3% for 2000.

Approximately 60% and 50% of the increase in dialysis services revenue for 2001 and 2000 was attributable to increases in the average reimbursement rate per treatment. The average revenue recognized per hemodialysis treatment (excluding any prior period services revenue) was $278, $256 and $246 for 2001, 2000 and 1999 respectively. The substantial increase in 2001 was principally due to continued improvements in revenue realization due to improved clinical operations and billing and collection processes, and a 2.4% increase in the Medicare composite reimbursement rates. The increase in 2000 was principally attributable to the availability of new improved pharmaceuticals and related changes in physician practice patterns which led to the administration of two new higher cost drugs, and a 1.2% increase in Medicare reimbursement rates. The average reimbursement rate for the fourth quarter of 2001 was approximately $283 compared with approximately $280 for the third quarter and $275 for the first half of 2001.

Net operating revenues for 2001 included $22 million of cash settlements and collections in excess of our prior estimates for 2000 net revenue. These cash recoveries associated with the prior year’s services resulted from continued improvements in our billing and collecting operations. Although we continue to pursue collection of aged accounts, we cannot predict the timing or amount of further incremental recoveries or settlements.

Because of the inherent uncertainties associated with predicting third-party reimbursements in the healthcare industry, our revenue recognition involves significant estimating risks. Such risks and uncertainties are addressed in the AICPA Statement of Position (SOP) No. 00-1, Auditing Health Care Third-Party Revenues and Related Receivables. Our estimates are developed based on the best information available to us and our best judgement as to the reasonably assured collectibility of our billings as of the date of the reporting period. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

Lab and other services.    The discussion regarding contingencies below further addresses revenue recognition uncertainties associated with our Florida laboratory. Because of the unresolved dispute with the third-party carrier for Medicare reimbursement claims, we have received no payments for more than three years. During 2000 we discontinued recognizing all Medicare revenue associated with the Florida laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. Although it is impossible to reliably predict the ultimate outcome, we believe it is reasonably possible that the ultimate settlement of this dispute, which may be several years away, could result in substantial recoveries to the Company. Laboratory Medicare billings not recognized as revenue beginning in 2000 because of the third-party carrier disputes and the ongoing withhold of payments amount to approximately $5 million per quarter. During 2001, we combined the operations of a second clinical laboratory with our clinical laboratory in Florida.

Management fee income.    Management fee income represented less than 1% of total revenues for 2001 and 2000. The management fees are established by contract and are typically based on a percentage of revenue of the managed center. As of December 31, 2001, we managed 25 third-party dialysis centers utilizing our existing infrastructure. We acquired sixteen previously managed centers during 2001.

Dialysis centers and lab expenses.    Operating expenses consist of cost and expenses specifically attributable to the operations of dialysis centers and labs, including direct labor, drugs, medical supplies and other patient care service costs. Operating expenses as a percentage of dialysis, lab and pharmacy services, excluding prior period services revenue and non-continental U.S. operations, were 67%, 69% and 68% for 2001, 2000 and 1999 respectively. These costs increased on a per treatment basis from $182 in 2000 to $191 in 2001. This increase was principally due to higher labor and drug costs, which were more than offset by efficiencies in delivering patient treatments as well as increased revenue per treatment.

General and administrative expenses.    General and administrative expenses consist of those costs not specifically attributable to the dialysis centers and labs, and include expenses for corporate and regional administration, including centralized accounting, billing and cash collection functions. General and administrative expenses as a percentage of total revenues, excluding non-continental U.S. operations and prior period services revenue, were 8.0%, 8.5% and 9.4% for 2001, 2000 and 1999 respectively. The decline in general and administrative expenses as a percentage of revenue for 2001 was due to the increase in revenue being proportionately greater than the 7.5% increase in expenses. The increase in the dollar amount of general and administrative spending in 2001 was primarily related to labor costs. The lower general and administrative expense percentage in 2000 as compared to 1999 was also primarily attributable to the increase in revenue, while the dollar amount of general and administrative expenses declined by $4 million.

Provision for uncollectible accounts receivable.    Before considering cash recoveries, the provisions for uncollectible accounts receivable were approximately 2% of operating revenues, compared with approximately 3% and 10% for 2000 and 1999. The decrease in the provision resulted from the improvements that were made in billing and collecting processes. During 2001, we realized recoveries of $35 million associated with aged accounts receivables that had been reserved in 1999. The recoveries were a result of our improved collections processes implemented over the past two years. The provision for 2001, net of those recoveries, was a net recovery of $3 million.

The high level of provision for uncollectible accounts in 1999 resulted from the Company’s inability to achieve its projected cash collection trends during 1999. The rapid growth through acquisitions and the merger with RTC in 1998 had a significant impact on administrative functions, including billing and cash collection processes. The backlog of aged accounts receivable continued to increase during the first half of 1999 due to high turnover of billing and collection personnel and process inefficiencies. The build-up of the backlog of aged accounts not processed on a timely basis created collection difficulties at a level not previously experienced, resulting in the unusually high write offs in 1999.

Impairment and valuation adjustments.    In 1999, we incurred impairment charges of $83 million relating to the sale of our dialysis operations outside the continental United States. We also incurred impairment and valuation losses of $57 million in 1999 associated with the closure of certain dialysis centers within the United States and other investments and loan impairments. The impairment losses were determined based upon estimated net realizable values principally associated with leasehold improvements, loans, investments, intangible assets and future projections of cash flows specific to each center. Additional net charges of $4 million were incurred in 2000.

Our policy is to perform impairment reviews for our investments in and advances to third-party dialysis businesses whenever a change in condition occurs, including changes in our business strategy and plans, or when the third-party dialysis business experiences deteriorating operating performance or liquidity problems. With regard to the potential impairment of goodwill balances, we routinely review cash flows associated with the goodwill balances.

Debt expense

Debt expense for 2001, 2000 and 1999 consisted of interest expense of approximately $70, $113 and $107 million respectively, and the amortization and write off of deferred financing costs of approximately $3 million in 2001, and $4 million in both 2000 and 1999. The decrease in interest expense in 2001 resulted from lower debt balances as well as interest rate reductions.

Other income (loss)

The net of other income and loss items was income of $4.6 million for 2001 and losses of $7.2 million and $1.9 million for 2000 and 1999. Included in other income (loss) was interest income of $3.2 million, $7.7 million and $4.8 million for 2001, 2000 and 1999, respectively. In 2000, we also had losses of $10.8 million and $4.7 million related to the settlement of a stockholder class action lawsuit and the recognition of the foreign currency translation loss associated with the divestitures of the non-continental U.S. operations. The foreign currency translation loss had previously been recognized in comprehensive income. In 1999, equity investment and other non-operating losses more than offset interest income.

Provision for income taxes

The provision for income taxes for 2001 represented an effective tax rate of 43.4%, compared with approximately 62% in 2000. The high effective rate in 2000 resulted from the relatively low level of pre-tax earnings in relation to permanent differences, such as non-deductible amortization, deferred tax valuation allowances associated with the sale of non-continental U.S. operations and the cancellation of medical director stock options.

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

Extraordinary items

In 2001, the extraordinary gain of $1 million, net of tax, related to the write-off of deferred financing costs offset by the accelerated recognition of deferred interest rate swap liquidation gains as a result of debt refinancing.

In 2000, the extraordinary loss of $3.5 million, net of tax, related to the write-off of unamortized deferred financing costs associated with an early extinguishment of debt. In July 2000, we restructured our revolving and term credit facilities.

Projections for 2002

Based on current conditions and recent experience, our current projections for 2002 are for normal operating earnings before depreciation and amortization, debt expense and taxes to be in the range of $350 million to $380 million. These projections assume minimal acquisitions, an internal annual growth rate of the number of dialysis treatments of approximately 3%-4%, no significant unanticipated changes in pharmaceutical-related revenues resulting from procedural, vendor or physician practice pattern changes, and underlying cost growth trends consistent with recent years, with additional substantial investments in our core processes and training planned for 2002. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Additionally, the renegotiation or restructuring of unfavorable managed care contracts, medical director agreements or other arrangements may result in future impairment or other charges. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or HHS in any pending or future review of our business, or otherwise.

Significant new accounting standard for 2002

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, will not be amortized beginning January 1, 2002. In addition, intangible assets such as patient charts that are neither contractual nor separable under the criteria of SFAS No. 142 will be included as goodwill. SFAS No. 142 specifies that there was to be no amortization recorded for goodwill and other indefinite-lived intangible assets resulting from business combinations completed during the last six months of 2001. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by $42 million, or $25 million net of tax, for the year ended December 31, 2001 and net income and diluted earnings per share would have been approximately $162 million and $1.75 per share.

Liquidity and capital resources

Cash flow from operations during 2001 amounted to $273 million. Non-operating cash flows included $67 million for acquisitions, net of divestitures, (before offsets of $25 million related to reductions in investments in third-party dialysis businesses and related advances) and $51 million in capital asset expenditures. During 2000, operating cash flows amounted to $308 million, and divestitures, net of acquisitions, generated an additional $134 million. Capital asset expenditures were $41 million in 2000.

During the second quarter of 2001 we issued $225 million of 9¼% Senior Subordinated Notes and completed a refinancing of our senior credit facilities. The net proceeds of these transactions were used to pay down amounts outstanding under our then existing senior credit facilities. The new senior credit facilities consist of two term loans (totaling $114 million as of December 31, 2001) and a $150 million revolving credit facility (undrawn at December 31, 2001). Total outstanding debt amounted to $820 million at December 31, 2001. Debt, net of cash, amounted to $784 million at December 31, 2001, a reduction of $162 million during the year. In 2000, we negotiated a major restructure of the credit facility and we were able to reduce the total outstanding debt by over $482 million from our operating cash flows and the proceeds from divesting our non-continental operations.

The continental U.S. accounts receivable balance at December 31, 2001 and 2000 represented approximately 72 and 73 days of net revenue, net of bad debt provision.

In November 2001, our board of directors authorized the repurchase of up to $200 million of our stock over an eighteen-month period. As of January 31, 2002, we had repurchased approximately 3.1 million shares for a total cost of approximately $70 million.

Our current plans call for a significant increase in capital expenditures over the next year, including significant investment expenditures for information technology systems and for new dialysis centers, relocations and expansions. During 2001, we acquired a total of 21 centers and we opened 7 new centers. We previously managed 16 of the acquired centers, and one of the newly opened centers in 2001 is an unconsolidated center under our management in which we own a minority interest.

In addition to the debt obligations reflected in our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. The Company has contingent obligations to purchase the minority interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the minority owners’ discretion, and require the Company to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow. The following is a summary of these contractual obligations and commitments as of December 31, 2001 (000’s):

	Within One Year	1-3 Years	4-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$9,034	$21,221	$217,030	$572,939	$820,224
Operating leases	47,958	87,643	72,817	98,457	306,875

	$56,992	$108,864	$289,847	$671,396	$1,127,099

Potential cash requirements under existing commitments:
Letters of credit	$12,000				$12,000
Acquisition of dialysis centers	30,000	$4,000	$18,000	$8,000	60,000

	$42,000	$4,000	$18,000	$8,000	$72,000

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

We are disputing the overpayment determinations and have provided supporting documentation of our claims. We have initiated the process of a formal review of each of the carrier’s determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000, the hearing officer issued a decision upholding the overpayment determination of $5.6 million. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000, the hearing officer issued a decision upholding $14.2 million, or substantially all of the overpayment determination. We filed a consolidated appeal of both decisions to a federal administrative law judge. The appeal was divided into two separate hearings. The first of which took place in January 2002, addressed the validity of the two statistical samples the carrier used to support its determinations. We are awaiting the judge’s decision. The second hearing will address the carrier’s determinations on the individual claims in the two samples. The administrative law judge has informed us that we can expect the second hearing to occur in the second quarter of 2002.

In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 we sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and HHS of this matter and we had provided requested information to the DOJ. We met with the DOJ in February 2001, at which time the DOJ requested additional information, which we have provided. Our discussions with the DOJ are ongoing.

The timing of the final resolution of this matter is highly uncertain and beyond our control or influence. During 2000, we stopped accruing additional Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. Laboratory Medicare billings not recognized as revenue beginning in 2000 because of the third-party carrier disputes and the ongoing withhold of payments amount to approximately $5 million per quarter. We estimate that the potential cash exposure as of December 31, 2001 was not more than $10 million based on the carrier’s overpayment findings noted above. In addition, the government could impose additional fines and penalties, which could be substantial.

At this time we are unable to determine:

•	When this matter will be resolved or when the laboratory’s payment suspension will be lifted;

•	The amount of the laboratory claims for which we may be paid;

•	What action the carrier, the DOJ or HHS may take with respect to this matter;

•	Whether the carrier may review additional periods beyond the four identified; and

•	Any outcome of this review, financial or otherwise.

An adverse determination could have a material adverse impact on our business, results of operations and financial condition.

The Medicare carrier for our Minnesota laboratory is conducting a post payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review being conducted at our Florida laboratory. At this time, we are unable to determine at this time how long it will take the carrier to complete this review. There is currently no overpayment determination or payment suspension with respect to the Minnesota laboratory. The DOJ has also requested information with respect to this laboratory, which we have provided. Medicare revenues at the Minnesota laboratory, which is much smaller than the Florida laboratory, were approximately $15 million for the period under review. In November 2001, we closed the Minnesota laboratory and combined the operations of this laboratory with our Florida laboratory.

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania contacted us and requested our cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Civil Division has requested that we provide a wide range of information responding to the areas of review. The Civil Division has not initiated any legal process or served any subpoena on us. The Civil Division has indicated that it is not making any allegation of wrongdoing at this time and that no criminal action against us or any individual is contemplated. We are cooperating in this review. The inquiry appears to be at an early stage. As it proceeds, the Civil Division could expand its areas of concern. If a court determines there has been wrongdoing, the penalties under applicable statutes could be substantial.

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

If the percentage of our patients paying at or near our list prices declines, then our revenues, cash flows and earnings would be substantially reduced.

Approximately 43%, 42% and 41% of our continental U.S. dialysis revenues in 2001, 2000 and 1999, respectively, were generated from patients who had private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates they pay us may increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

If we are unable to renegotiate material contracts with managed care plans on acceptable terms, we may experience a decline in same center growth.

We have contracts with some large managed care plans that include unfavorable terms. Although we are attempting to renegotiate the terms of these contracts, we cannot predict whether we will reach agreement on new terms or whether we will renew these contracts. As a result, we may lose numerous patients of these managed care plans and experience a decline in our same center growth, which would negatively impact our revenues.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net income and cash flows.

Approximately 52%, 53%, and 54% of our continental U.S. dialysis revenues in 2001, 2000 and 1999, respectively, were generated from patients who had Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. These rates have declined over 70% in real dollars since 1972. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. There has been no increase to the composite rate for 2002. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net income and cash flows would be adversely affected.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our operating earnings and cash flows.

In legislation enacted in December 2000, Congress mandated government studies on whether:

•	The Medicare composite rate for dialysis should be modified to include an annual inflation increase—study due July 2002;

•
The Medicare composite rate for dialysis should be modified to include additional services, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate—study due July 2002; and

•
Reimbursement for many outpatient prescription drugs that we administer to dialysis patients should be reduced from the current rate of 95% of the average wholesale price. This study was completed; the resulting recommendations exclude most drugs administered during dialysis, but Congress has yet to act on these recommendations.

If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO was approximately 25% of our total Medicare revenue in 2001, 2000 and 1999. If EPO were included in the composite rate, and if the composite rate were not increased sufficiently, our operating earnings and cash flows could decrease substantially. Reductions in current reimbursement rates for EPO or other outpatient prescription drugs would also reduce our net earnings and cash flows.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, it may negatively impact the former medical director’s decision to treat his or her patients at our centers.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of December 31, 2001, the agreements with medical directors at 42 centers required renewal on or before December 31, 2002. This includes agreements with terms expiring on or before December 31, 2002 and those with automatic renewal terms that will expire on or before December 31, 2002 if we or the medical director elect not to renew the agreement. In 2001, we renewed agreements with medical directors at 16 centers, and were unable to renew one medical director agreement covering six centers. We have engaged replacement medical directors at these six centers, and the former medical director group is competing with us in a joint venture with another dialysis provider.

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

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. This shortage limits our ability to expand our operations. We also have a high personnel turnover rate in our dialysis centers. Turnover has been the highest among our reuse technicians, patient care technicians, nurses and unit secretaries. Recent efforts to reduce this turnover may not succeed. If we are not successful, or if we are unable to hire skilled clinical personnel when needed, our operations and our same center growth will be negatively impacted.

Adverse developments with respect to EPO could materially reduce our net income and cash flows and affect our ability to care for our patients.

Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in both 2001 and 2000. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen has developed a new product, NESP, that may replace EPO or reduce its use with dialysis patients. We cannot predict if or when NESP will be introduced to the U.S. dialysis market, nor what its cost and reimbursement structure will be. Increases in the cost of EPO and the introduction of NESP could have a material adverse effect on our net income and cash flows.

Changes in clinical practices and reimbursement rates or rules for EPO and other drugs could substantially reduce our revenue and earnings.

The administration of EPO and other drugs accounted for approximately 36%, 35% and 32% of our net operating revenue in 2001, 2000 and 1999, respectively. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement rates and rules, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of EPO and other drugs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenue and earnings.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations and federal and state anti-kickback laws. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. For the fiscal year ended September 30, 2001, the DOJ announced total recoveries of more than $1.2 billion from healthcare civil fraud cases. In the prior fiscal year, one of our competitors entered into a $486 million settlement as a result of an Office of Inspector General of the Department of Health and Human Services, or OIG, and DOJ investigation into some of its business practices. In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has increased markedly since 2000, consistent with recommendations of the OIG.

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

We are rolling out new information technology systems and new processes in each of our dialysis centers over the next few years. It is likely that this rollout will disrupt our billing and collection activity and may cause other disruptions to our business operations, which may negatively impact our cash flows. Also, the new information systems may not work as planned or improve our billing and collection processes. If they do not, we may have to spend substantial amounts to enhance or replace these systems.

Provisions in our charter documents and compensation programs we have adopted may deter a change of control that our stockholders would otherwise determine to be in their best interests.

Our charter documents include provisions which may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, requiring 60 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on December 31, 2001, these cash bonuses would total approximately $74 million. These compensation programs may affect the price an acquirer would be willing to pay.

We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change of control were at a premium price or favored by a majority of unaffiliated stockholders. Furthermore, we may adopt some of these measures without any further vote or action by our stockholders.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations, the table presents principal repayments and current weighted averages of interest rates on these obligations as of December 31, 2001. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2001. These rates are based on LIBOR plus a margin of either 2.25% or 2.75%.

	Expected maturity date						Total	Fair value	Average interest rate
	2002	2003	2004	2005	2006	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate					$125	$570	$695	$715	7.48%
Variable rate	$9	$11	$10	$10	$82	$3	$125	$125	4.98%

Exchange rate sensitivity

We are currently not exposed to any foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data.

See the Index included at “Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Information concerning nominees to our board of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Information concerning our executive officers” and “Section 16(a) beneficial ownership reporting compliance” included in our definitive proxy statement relating to our 2002 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Compensation of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Executive compensation,” “Employment agreements” and “Compensation committee interlocks and insider participation” included in our definitive proxy statement relating to our 2002 annual stockholder meeting. The compensation committee report and performance graph required by Items 402(k) and (l) of Regulation S-K are not incorporated herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Principal Stockholders, Directors and Officers” included in our definitive proxy statement relating to our 2002 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement relating to our 2002 annual stockholder meeting.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(10)

3.4	Bylaws of TRCH, dated October 6, 1995.(3)

4.1	Indenture, dated June 12, 1996 by Renal Treatment Centers, Inc., or RTC, to PNC Bank including form of RTC Note.(4)

4.2	First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.3	Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.4	Indenture, dated as of November 18, 1998, between TRCH and United States Trust Company of New York, as trustee, and form of Note.(5)

4.5	Indenture, dated as of April 11, 2001, between DaVita Inc., the subsidiaries of DaVita Inc. named therein and U.S. Trust Company of Texas National Association, as trustee. (11)

4.6
Purchase Agreement, dated as of April 6, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and the Credit Suisse First Boston Corporation, Banc of America Securities LLC, Sun Trust Equitable Securities, BNY Capital Markets Inc. and Scotia Capital (the “Initial Purchasers”).(11)

4.7	Registration Rights Agreement, dated as of April 11, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and the Initial Purchasers.(11)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(6)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(8)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(10)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(10)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(10)*

10.6	Employment Agreement, effective as of April 19, 2000, by and between TRCH and Steven J. Udicious. ✓*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(12)*

10.8	Second Amended and Restated 1994 Equity Compensation Plan.(9) *

10.9	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.10	Employee Stock Purchase Plan, 1999 Amendment and Restatement.(9)*

10.11	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.12	First Amended and Restated Special Purpose Option Plan.(9)*

10.13	1999 Equity Compensation Plan.(7)*

10.14	Amended and Restated 1999 Equity Compensation Plan.(13)*

10.15
Second Amended and Restated Revolving Credit Agreement, dated as of July 14, 2000, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Union National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent.(8)

10.16
Second Amended and Restated Term Loan Agreement, dated as of July 14, 2000, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, and The Bank of New York, as Administrative Agent.(8)

10.17
Security Agreement, dated as of July 14, 2000, by and among TRCH, subsidiaries of TRCH, The Bank of New York, as Collateral Agent, the lenders under the Revolving Credit Agreement and their agent, the lenders under the Term Loan Agreement and their agent, and the Secured Interest Rate Exchangers (as defined therein).(8)

10.18
Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent (the “Credit Agreement”).(11)

10.19
Amendment No. 1, dated as of December 4, 2001, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent. ✓

10.20
Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement.(11)

10.21	Subsidiary Guaranty, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(11)

10.22	Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

10.23	Amendment #2, dated June 22, 2000, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc., and letter agreement dated January 17, 2001, modifying Amendment #2.(10)**

10.24	Amendment #3, dated January 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc.(10)**

10.25	Amendment #4, dated November 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc. ✓**

10.26	Agreement No. 20010259, dated November 16, 2001 between Amgen USA Inc. and Total Renal Care, Inc.✓**

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges. ✓

21.1	List of our subsidiaries. ✓

23.1	Consent of KPMG LLP.✓

23.2	Consent of PricewaterhouseCoopers LLP.✓

24.1	Powers of Attorney with respect to DaVita. ✓(Included on Page II-1)

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
(4)	Filed on August 5, 1996 as an exhibit to RTC’s Form 10-Q for the quarter ended June 30, 1996.
(5)	Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
(6)	Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.
(7)	Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(8)	Filed on August 14, 2000 as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.
(9)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(10)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(11)	Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).
(12)	Filed on August 15, 2001 as an exhibit to our Form 10-Q for the quarter ended June 30, 2001.
(13)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.

(b) Reports on Form 8-K:

None.

REPORTS OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
DaVita Inc.

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Seattle, Washington
February 28, 2002

To the Board of Directors and Shareholders of
DaVita Inc.

In our opinion, the consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of DaVita Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
March 22, 2000

DAVITA INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Cash and cash equivalents	$36,711	$31,207
Accounts receivable, less allowance of $52,475 and $61,619	333,546	290,412
Inventories	34,901	20,641
Other current assets	9,364	10,293
Income taxes receivable		2,830
Deferred income taxes	60,142	42,492

Total current assets	474,664	397,875
Property and equipment, net	252,778	236,659
Intangible assets, net	928,868	921,623
Investments in third-party dialysis businesses	4,346	34,194
Other long-term assets	2,027	1,979
Deferred income taxes		4,302

	$1,662,683	$1,596,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$74,630	$74,882
Other liabilities	111,164	102,563
Accrued compensation and benefits	88,826	70,406
Current portion of long-term debt	9,034	1,676
Income taxes payable	15,027

Total current liabilities	298,681	249,527
Long-term debt	811,190	974,006
Other long-term liabilities	5,012	4,855
Deferred income taxes	23,441
Minority interests	20,722	18,876
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value; 5,000,000 shares authorized; none issued or outstanding)
Common stock ($0.001 par value; 195,000,000 shares authorized; 85,409,037 and 82,135,634 shares issued)	85	82
Additional paid-in capital	467,904	430,676
Notes receivable from shareholders .		(83)
Retained earnings (deficit)	56,008	(81,307)
Treasury stock, at cost (888,700 shares)	(20,360)

Total shareholders’ equity	503,637	349,368

	$1,662,683	$1,596,632

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Net operating revenues	$1,650,753	$1,486,302	$1,445,351
Operating expenses:
Dialysis centers and labs	1,100,652	1,032,153	993,239
General and administrative	129,194	123,624	130,555
Depreciation and amortization	105,209	111,605	112,481
Provision for uncollectible accounts	(2,294)	39,649	133,253
Impairments and valuation adjustments		4,556	139,805

Total operating expenses	1,332,761	1,311,587	1,509,333

Operating income (loss)	317,992	174,715	(63,982)
Other income (loss), net	4,644	(7,201)	(1,895)
Debt expense	72,438	116,637	110,797
Minority interests in income of consolidated subsidiaries	(9,260)	(5,942)	(5,152)

Income (loss) before income taxes and extraordinary items	240,938	44,935	(181,826)
Income tax expense (benefit)	104,600	27,960	(34,570)

Income (loss) before extraordinary items	136,338	16,975	(147,256)
Extraordinary gain (loss) related to early extinguishment of debt, net of tax of $(652) in 2001 and $2,222 in 2000	977	(3,490)

Net income (loss)	$137,315	$13,485	$(147,256)

Basic earnings (loss) per common share:
Income (loss) before extraordinary items	$1.63	$0.21	$(1.81)
Extraordinary gain (loss), net of tax	0.01	(0.04)

Net income (loss)	$1.64	$0.17	$(1.81)

Weighted average number of common shares outstanding	83,768,000	81,581,000	81,152,000

Diluted earnings (loss) per common share:
Income (loss) before extraordinary items	$1.51	$0.20	$(1.81)
Extraordinary gain (loss), net of tax	0.01	(0.04)

Net income (loss)	$1.52	$0.16	$(1.81)

Weighted average number of common and incremental shares outstanding	103,454,000	83,157,000	81,152,000

STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)	$137,315	$13,485	$(147,256)
Other comprehensive income:
Foreign currency translation		4,718	(4,718)

Comprehensive income (loss)	$137,315	$18,203	$(151,974)

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$137,315	$13,485	$(147,256)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105,209	111,605	112,481
Impairment and valuation losses		4,556	139,805
Loss (gain) on divestitures	1,031	(2,875)
Deferred income taxes	10,093	8,906	(21,546)
Non-cash debt expense	2,396	3,008	2,563
Stock option expense and tax benefits	17,754	2,908	2,280
Equity investment losses (income)	(3,228)	931	140
Foreign currency translation loss		4,718
Minority interests in income of consolidated subsidiaries	9,260	5,942	5,152
Extraordinary loss (gain)	(977)	3,490
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(37,167)	59,564	28,486
Inventories	(13,575)	9,402	(8,742)
Other current assets	3,321	15,150	14,171
Other long-term assets	227	2,683	5,503
Accounts payable	(3,906)	(28,716)	72,694
Accrued compensation and benefits	17,990	26,365	11,541
Other current liabilities	9,728	19,445	5,200
Income taxes	17,105	45,473	(52,464)
Other long-term liabilities	157	1,608	1,498

Net cash provided by operating activities	272,733	307,648	171,506
Cash flows from investing activities:
Additions of property and equipment, net	(51,233)	(41,088)	(106,657)
Acquisitions and divestitures, net	(66,939)	1,120	(154,226)
Divestitures of non-continental U.S. operations		133,177
Investments in and advances to affiliates, net	25,217	488	(25,380)
Intangible assets	(11)	(342)	(5,184)

Net cash provided by (used in) investing activities	(92,966)	93,355	(291,447)

Cash flows from financing activities:
Borrowings	1,709,996	1,913,893	2,337,790
Payments on long-term debt	(1,866,232)	(2,390,929)	(2,136,273)
Deferred financing costs	(9,285)	(3,092)	(8,546)
Interest rate swap liquidation proceeds		6,257
Net proceeds from issuance of common stock	19,560	2,658	2,234
Distributions to minority interests	(7,942)	(6,564)	(4,052)
Purchase of treasury shares	(20,360)

Net cash provided by (used in) financing activities	(174,263)	(477,777)	191,153
Foreign currency translation loss in comprehensive income			(4,718)

Net increase (decrease) in cash and cash equivalents	5,504	(76,774)	66,494
Cash and cash equivalents at beginning of year .	31,207	107,981	41,487

Cash and cash equivalents at end of year	$36,711	$31,207	$107,981

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional paid-in	Notes receivable from	Accumulated other comprehensive	Retained earnings	Treasury Stock
	Shares	Amount	capital	shareholders	income (loss)	(deficit)	Shares	Amount	Total
Balance at December 31, 1998	81,030	$81	$421,675	$(356)		$52,464			$473,864
Shares issued to employees and others	77		1,937						1,937
Options exercised	86		109						109
Repayment of notes receivable, net of interest accrued				164					164
Income tax benefit on stock options exercised			375						375
Grant of stock options			813						813
Stock option expense			1,116						1,116
Foreign currency translation					$(4,718)				(4,718)
Net loss						(147,256)			(147,256)

Balance at December 31, 1999	81,193	81	426,025	(192)	(4,718)	(94,792)			326,404
Shares issued to employees and others	126		720						720
Options exercised	817	1	2,080						2,081
Repayment of notes receivable, net of interest accrued				109					109
Income tax benefit on stock options exercised			1,977						1,977
Stock option expense (benefit)			(126)						(126)
Foreign currency translation					4,718				4,718
Net income						13,485			13,485

Balance at December 31, 2000	82,136	82	430,676	(83)	—	(81,307)			349,368
Shares issued to employees and others	132		602						602
Options exercised	3,141	3	18,872						18,875
Repayment of notes receivable, net of interest accrued				83					83
Income tax benefit on stock options exercised			17,087						17,087
Stock option expense			667						667
Net income						137,315			137,315
Treasury stock purchases							(889)	$(20,360)	(20,360)

Balance at December 31, 2001	85,409	$85	$467,904	$—	$—	$56,008	(889)	$(20,360)	$503,637

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. operates kidney dialysis centers and provides related medical services in dialysis centers in the United States. These operations represent a single business segment. See Note 2 regarding the Company’s divestiture of its operations outside the continental United States during 2000.

Basis of presentation

These consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The financial statements include the Company’s wholly-owned and majority-owned subsidiaries and partnerships, as well as other entities in which the Company maintains a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Non-consolidated equity investments are recorded under the equity method of accounting, unless DaVita’s equity interest is less than 20% and it does not exercise significant influence over the operations of the investee. For all periods presented, the annual results of our operations outside the United States are based on the twelve-month period ended November 30 to accommodate our consolidated reporting time schedules.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the dates of the financial statements and the reported amounts of revenues and expenses. Although actual results in subsequent periods will generally differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgement as of the date of the estimate. All significant assumptions and estimates underlying the reported amounts in the financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

The most significant assumptions and estimates underlying these financial statements and accompanying notes generally involve revenues and bad debt provisions, and correspondingly accounts receivable. Specific estimating risks and contingencies are further addressed in these notes to the financial statements.

Net operating revenues

Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for dialysis and ancillary services to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at pre-determined net realizable rates per treatment that are established by statute or regulation. Most non-governmental payors, including contracted managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to reflect the expected net realizable revenue for services provided. Contractual allowances along with provisions for uncollectible accounts are estimated based upon credit risks of third-party payors, contractual terms, inefficiencies in our billing and collection processes, regulatory compliance issues and historical collection experience. Revenue recognition uncertainties inherent in the Company’s operations are addressed in the AICPA Statement of Position (SOP) No. 00-1, Auditing Health Care Third-Party Revenues and Related Receivables. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Management services are provided to dialysis centers not owned by the Company. The management fees are typically determined as a percentage of the centers’ patient revenues and are included in net operating revenues as earned. Any costs incurred in performing these management services are recognized in facility operating and general and administrative expenses.

Other income

Other income includes interest income on cash investments, earnings and losses from non-consolidated equity investments and other non-operating gains and losses.

Cash and cash equivalents

Cash equivalents are highly liquid investments with maturities of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leasehold improvements, the shorter of their estimated useful life or the lease term; and equipment, 3 to 15 years. Disposition gains and losses are included in current earnings.

Intangible assets

The excess of aggregate purchase price over the fair value of the net tangible and specifically identifiable intangible assets of businesses acquired in purchase transactions is recorded as goodwill. Goodwill from acquisitions completed prior to July 1, 2001 has been amortized over 5 to 40 years using the straight-line method. As of December 31, 2001, the blended average life of goodwill was 35 years. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreements, typically three to ten years, using the straight-line method. Deferred debt issuance costs are amortized over the term of the related debt using the effective interest method.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, will not be amortized beginning January 1, 2002. In addition, intangible assets such as patient charts that are neither contractual nor separable under the criteria of SFAS No. 142 will be included as goodwill. SFAS No. 142 specifies that there was to be no amortization recorded for goodwill and other indefinite-lived intangible assets resulting from business combinations completed during the last six months of 2001. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by $25,035 net of tax for the year ended December 31, 2001 and net income and diluted earnings per share would have been approximately $162,000 and $1.75 per share.

Impairment of long-lived assets

Long-lived assets including goodwill, other intangible assets, property and equipment, and investment balances are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate a potential impairment may have occurred. An impairment is recorded when the sum of the expected future undiscounted net cash flows identifiable to that asset or group of assets is less than book value. Impairment losses are determined based on net realizable values or projections of net cash flows. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Other than extending discontinued operations treatment, previously applied only to operating segments, SFAS No. 144 does not fundamentally alter the provisions of SFAS No. 121. The Company does not anticipate any material effect to its financial statements as a result of adopting this standard.

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

Minority interests

Consolidated income is reduced by the proportionate amount of income associated with minority interests. Minority interests represent the equity interest of third-party partners and owners in consolidated entities which are not wholly-owned. As of December 31, 2001, there were 16 consolidated entities with third-party minority ownership interests.

Stock-based compensation

Stock-based compensation for employees is determined in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Stock option grants to employees do not result in an expense if the exercise price is at least equal to the market price at the date of grant. Stock option expense is also measured and recorded for certain modifications to stock options as required under FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Stock options issued to non-employees and deferred stock units are valued using the Black-Scholes model and attributed to the respective vesting periods using the FIN No. 28 expense attribution method, except that for options granted prior to the second quarter of 1997 (effective date of Emerging Issues Task Force Issue No. 96-18) such expense was a fixed amortization of the grant-date fair value.

Interest rate swap agreements

The Company has from time to time entered into interest rate swap agreements (see Note 10) as a means of managing interest rate exposure. These agreements have not been for trading or speculative purposes, and had the effect of converting a portion of our variable rate debt to a fixed rate. Net amounts paid or received have been reflected as adjustments to interest expense. The Company had no interest rate swap agreements as of December 31, 2001.

Foreign currency translation

Prior to June 2000, the Company had operations in Argentina and Europe. The operations in Argentina were relatively self-contained and integrated within Argentina. The currency in Argentina, which was considered the functional currency, was tied to the U.S. dollar at all times during which the Company had operations in Argentina. Operations in Europe were translated into U.S. dollars at period-end exchange rates and any unrealized gains and losses were accounted for as a component of other comprehensive income. Unrealized gains and losses on debt denominated in a foreign currency that was considered a hedge of the net investment in foreign operations were accounted for as a component of other comprehensive income until June 2000 when we divested our non-continental operations and paid the foreign-denominated debt in full.

Derivative instruments and hedging activities

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in fair value of derivatives are recorded in either current earnings or other comprehensive income depending on the use of the derivatives. As of December 31, 2001 and 2000, the Company was not party to any derivative instruments that had a significant effect on the Company’s financial condition or results of operation.

2.    Impairments and valuation adjustments

Impairments and valuation adjustments for the year ended December 31, 2001, 2000 and 1999 consisted of the following:

	Year ended December 31,
	2001	2000	1999
Gains (losses):
Non-continental U.S. operations	$(1,000)	$616	$(82,812)
Continental U.S. operations	1,000	(5,172)	(56,993)

	$—	$(4,556)	($139,805)

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

The impairments and valuation losses of $56,993 recorded in 1999 associated with dialysis centers within the continental U.S. similarly related to actions taken and decisions made during 1999. The Company established a plan to curtail new facility acquisitions and developments and to close centers not supporting the Company’s new strategic direction. The losses principally related to centers identified for closure or sale during the first half of 2000, new facility plans terminated and projects abandoned, and impairments of loans to and investments in third-party dialysis-related businesses. Additional charges on continental U.S. operations were taken in 2000.

The impairments and valuation adjustments recognized in 2001 were primarily associated with net cash recoveries on loans to third-party dialysis-related businesses previously deemed uncollectible and additional impairment losses recognized on remaining non-continental operations.

Other than in connection with the impairment losses discussed above, we determined that there were no goodwill impairments as of December 31, 2001.

3.    Accounts receivable

The provisions for uncollectible accounts receivable, prior to offsetting recoveries in 2001, were $32,926, $39,649 and $133,253 for 2001, 2000 and 1999, respectively. The Company’s rapid growth through acquisitions through 1998 and the merger with RTC in 1998 had a significant impact on the Company’s administrative functions, including billing and cash collection processes. The backlog of aged accounts receivable continued to increase through the first half of 1999 due to high turnover of billing and collection personnel and process inefficiencies. Additionally, collection rates for the older billings during 1999 did not match the Company’s earlier projections and estimates. Those earlier estimates had been based on prior collection experience, but the build-up of the backlog of aged accounts receivable not processed on a timely basis during 1999 created collection difficulties at a level not previously experienced or anticipated. During 2000 and 2001, substantial improvements were made in the Company’s billing and collection processes, and cash recoveries of $35,220 were realized during 2001 on amounts reserved in 1999.

Revenues associated with patients whose primary coverage is under Medicare and Medicaid programs accounted for approximately 57%, 58% and 59% of total dialysis revenues in the continental U.S. for 2001, 2000 and 1999, respectively. Accounts receivable from Medicare and Medicaid were approximately $120,000 as of December 31, 2001. No other single payor accounted for more than 5% of total accounts receivable.

4.    Other current assets

Other current assets were comprised of the following:

	December 31,
	2001	2000
Supplier rebates and other non-trade receivables	$4,090	$4,289
Operating advances to managed centers	2,337	3,394
Prepaid expenses and deposits	2,937	2,610

	$9,364	$10,293

Operating advances to managed centers are generally unsecured and interest bearing.

5.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2001	2000
Land	$1,039	$1,033
Buildings	6,959	6,940
Leasehold improvements	184,764	152,978
Equipment	260,142	229,408
Construction in progress	16,627	15,142

	469,531	405,501
Less accumulated depreciation and amortization	(216,753)	(168,842)

	$252,778	$236,659

Depreciation and amortization expense on property and equipment was $53,182, $56,330 and $51,045 for 2001, 2000 and 1999, respectively.

Applicable interest charges incurred during significant facility expansion and construction are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized was $751, $1,125 and $709 for 2001, 2000 and 1999, respectively.
6.    Intangible assets

Intangible assets were comprised of the following:

	December 31,
	2001	2000
Goodwill	$943,897	$896,769
Patient charts	122,649	121,208
Noncompetition agreements	105,130	103,532
Deferred debt issuance costs, net of deferred gains on swap terminations	23,195	14,182

	1,194,871	1,135,691
Less accumulated amortization	(266,003)	(214,068)

	$928,868	$921,623

Amortization expense applicable to intangible assets was $52,027, $55,275 and $61,436 for 2001, 2000 and 1999, respectively.

7.    Investments in third-party dialysis businesses

Investments in third-party dialysis businesses and related advances were as follows:

	December 31,
	2001	2000
Investments in non-consolidated businesses	$3,403	$8,975
Acquisition advances and loans generally convertible to equity investments, less allowance of $926 in 2001 and $16,326 in 2000	943	25,219

	$4,346	$34,194

The loans to third-party dialysis businesses are in the form of notes receivable that are secured by the assets and operations of these companies and are generally convertible to equity investments. The notes receivable as of December 31, 2001 bear interest at the prime rate plus 1.5%. The valuation assessments assume that the conversion options will be exercised in most instances. In 2001, the Company acquired several of these third-party dialysis centers and $25,320 of advances were applied to these acquisitions.

During 2001, 2000 and 1999, the Company recognized income (loss) of $2,126, $(931) and $2,785, respectively, relating to investments in non-consolidated businesses under the equity method. These amounts are included in other income (loss).

8.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2001	2000
Payor deferrals	$62,294	$60,964
Accrued interest	11,282	10,703
Disposition accruals	6,267	8,019
Other	31,321	22,877

	$111,164	$102,563

9.    Income taxes

Income tax expense (benefit), excluding the tax effects of extraordinary items, consisted of the following:

	Year ended December 31,
	2001	2000	1999
Current:
Federal	$75,562	$12,307	$(11,497)
State	18,946	4,288	(2,527)
Foreign		2,459	1,000
Deferred:
Federal	6,931	6,730	(18,199)
State	3,161	2,176	(3,347)

	$104,600	$27,960	$(34,570)

Temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2001	2000
Asset impairment losses	$39,531	$45,532
Receivables, primarily allowance for doubtful accounts	40,029	28,768
Accrued expenses	22,505	15,938
Other	10,900	14,269

Gross deferred tax assets	112,965	104,507

Property and equipment	(12,099)	(1,354)
Intangible assets	(23,499)	(18,332)
Other	(6,330)	(3,691)

Gross deferred tax liabilities	(41,928)	(23,377)

Valuation allowance	(34,336)	(34,336)

Net deferred tax assets	$36,701	$46,794

At December 31, 2001, the Company had net operating loss carryforwards for state income tax purposes of approximately $29,000 that expire through 2015. At December 31, 2001, the Company also had capital loss carryforwards for federal income tax purposes of approximately $70,000 that expire in 2005, and foreign tax credit carryforwards of approximately $200 that expire in 2002. The utilization of state net operating loss carryforwards may be limited in future years based on the profitability of certain subsidiary corporations. The utilization of capital loss carryforwards and foreign tax credits may be limited in future years based on the amount of capital gain and foreign source income generated in those years. The Company has also recorded certain impairment losses that, when recognized for tax purposes, will generate additional capital losses. The Company has recorded a valuation allowance of $34,336, principally associated with these deferred tax assets. The valuation allowance was increased by $3,700 in 2000.

The reconciliation between our effective tax rate and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2001	2000	1999
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.5	5.9	3.7
Foreign income taxes		3.6	(0.7)
Write-off of deferred tax asset associated with cancellation of medical director stock options		6.3
Nondeductible amortization of intangible assets	.4	5.6	(2.1)
Valuation allowance		2.4	(15.6)
Other	2.5	3.4	(1.3)

Effective tax rate	43.4%	62.2%	19.0%

The effective tax rate for 1999 represented the tax benefit associated with the pre-tax loss for the year ended December 31, 1999. The 15.6% reduction in the effective income tax rate for the valuation allowance in 1999 represented an increase to the valuation allowance.

10.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2001	2000
Senior secured credit facilities	$114,000	$498,800
Senior subordinated notes, 9¼%, due 2011	225,000
Convertible subordinated notes, 7%, due 2009	345,000	345,000
Convertible subordinated notes, 5 5/8%, due 2006	125,000	125,000
Acquisition obligations and other notes payable	5,455	829
Capital lease obligations	5,769	6,053

	820,224	975,682
Less current portion	(9,034)	(1,676)

	$811,190	$974,006

Scheduled maturities of long-term debt at December 31, 2001 were as follows:

2002	9,034
2003	10,856
2004	10,365
2005	10,242
2006	206,788
Thereafter	572,939

Included in debt expense was interest expense, net of capitalized interest, of $69,978, $112,180 and $106,633 for 2001, 2000 and 1999, respectively. Also included in debt expense were amortization and write-off of deferred financing costs of $2,460, $4,457 and $4,164 for 2001, 2000 and 1999, respectively.

Refinancing of the credit facilities and the issuance of the 9¼% senior subordinated notes in 2001 resulted in a net extraordinary gain of $977 for the year ended December 31, 2001 relating to the write-off of deferred financing costs and the accelerated recognition of deferred swap liquidation gains associated with the refinanced debt. Refinancings during 2000 resulted in write-offs of deferred financing costs, reflected as an extraordinary loss of $3,490, net of tax, and pre-tax debt expenses of $1,192 for the year ended December 31, 2000. Late registration penalties of $976 associated with the 7% convertible subordinated notes were included in debt expense for the year ended December 31, 1999.

Credit facilities

In May 2001 the Company completed a refinancing of its existing senior credit facilities. Proceeds from this refinancing were used to pay down all outstanding amounts under the then-existing senior credit facilities. The new credit facilities consist of a Term Loan A and a Term Loan B and a $150,000 undrawn revolving credit facility, of which $138,000 was available at December 31, 2001 and $12,000 was committed in connection with letters of credit. The entire facility is collateralized by substantially all of the Company’s assets and is due not later than 2006. The Term Loan B has an automatic one year extension if the Company’s $125,000 5 5/8% subordinated convertible notes have been extended or converted by March 2006. The revolving credit facility and Term Loan A bear interest at a rate equal to LIBOR plus a margin (2.25% as of December 31, 2001) based on the Company’s leverage ratio. The Term Loan B bears interest at LIBOR plus 2.75%.

The credit agreement contains certain financial and operating requirements and allows the Company to make certain permitted investments. As of December 31, 2001, the Company was in compliance with the financial and operating covenants of the credit agreement in all material respects, as well as the limits on permitted investments.

Total outstanding debt under the credit facilities consisted of the following:

	December 31,
	2001	2000
Term Loan A	$35,000
Term Loan B	79,000
Term loans		$301,460
Revolving credit facility		197,340

	$114,000	$498,800

The Company’s wholly-owned subsidiaries, including subsidiaries owning substantially all of the Company’s dialysis center assets, have guaranteed the Company’s obligations under the credit facilities.

9¼% senior subordinated notes

In April 2001, the Company completed the issuance of $225,000 9¼% senior subordinated notes due in 2011 in a private placement. The notes mature on April 15, 2011 and will be callable by the Company on or after April 15, 2006 at redemption prices ranging from 104.625% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued and unpaid interest. Net proceeds of $219,375 from the offering were used to pay down amounts outstanding under the Company’s then-existing senior credit facilities. In August 2001 these notes were exchanged for a series of notes with identical terms that had been registered under the Securities Act of 1933.

7% convertible subordinated notes

In November 1998, the Company issued $345,000 of 7% convertible subordinated notes due 2009. As of December 31, 2001, the notes are callable by the Company and are convertible, at the option of the holder, at any time into common stock at a conversion price of $32.81 principal amount per share. The notes are general, unsecured obligations junior to all existing and future senior debt and effectively all existing and future liabilities of the Company and its subsidiaries.

5 5/8% convertible subordinated notes

In June 1996, Renal Treatment Centers, Inc., or RTC, issued $125,000 of 5 5/8% convertible subordinated notes due 2006. These notes are callable by the Company and are convertible, at the option of the holder into DaVita Inc. common stock, at a conversion price of $25.62 principal amount per share. The notes are redeemable at the Company’s option at redemption prices ranging from 102.81% to 100% of the principal amount thereof, depending on the year of redemption, together with accrued and unpaid interest. RTC became a wholly-owned subsidiary of the Company as a result of its merger with the Company in 1998. These notes are guaranteed by DaVita Inc.

Interest rate swap agreements

During 2000, the Company liquidated or cancelled all existing interest rate swap agreements, which had notional amounts of $600,000. The resulting gain of $6,297 was being amortized over the remaining contractual life of the credit facilities until the refinancing of the credit facilities in 2001, at which time the unamortized gain, net of the write-off of deferred financing costs, was recognized as an extraordinary gain.

11.    Leases

The majority of the Company’s facilities are leased under noncancelable operating leases expiring in various years through 2021. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. In the normal course of business, operating leases are generally renewed or replaced by similar leases at replacement centers. Capital leases are generally for equipment.

Future minimum lease payments under noncancelable operating leases and under capital leases are as follows:

	Operating leases	Capital leases
2002	$47,958	$1,588
2003	45,013	1,267
2004	42,630	712
2005	38,401	564
2006	34,416	565
Thereafter	98,457	4,844

	$306,875	9,540

Less portion representing interest		(3,771)

Total capital lease obligation, including current portion		$5,769

Rental expense under all operating leases for 2001, 2000 and 1999 was $54,347, $51,421 and $52,504, respectively. The net book value of property and equipment under capital lease was $5,424 and $6,192 at December 31, 2001 and 2000, respectively. Capital lease obligations are included in long-term debt (see Note 10).

12.    Shareholders’ equity

In November 2001, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $200,000 of the Company’s common stock on the open market. As of December 31, 2001, the Company had repurchased 762,700 shares at a cost of approximately $17,900 under this program. During 2001, the Company also repurchased an additional 126,000 shares at a cost of $2,460.

Earnings per share

Basic earnings per share is calculated by dividing income (loss) before extraordinary items by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of convertible debt (under the if-converted method) and stock options (under the treasury stock method).

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Year ended December 31,
	2001	2000	1999
	(in thousands, except per share)
Basic:
Income (loss) before extraordinary items	$136,338	$16,975	$(147,256)

Weighted average shares outstanding during the year	83,768	81,593	81,168
Reduction in shares in connection with notes receivable from employees		(12)	(16)

Weighted average common shares outstanding	83,768	81,581	81,152

Basic earnings (loss) per share	$1.63	$0.21	$(1.81)

Diluted:
Income (loss) before extraordinary items	$136,338	$16,975	$(147,256)
Debt expense savings, net of tax, resulting from assumed conversion of convertible debt	19,449

Income (loss) before extraordinary items for diluted earnings per share calculations	$155,787	$16,975	$(147,256)

Weighted average shares outstanding during the year	83,768	81,593	81,168
Reduction in shares in connection with notes receivable from employees		(12)	(16)
Assumed incremental shares from stock option plans	4,292	1,576
Assumed incremental shares from convertible debt	15,394

Weighted average common shares outstanding for diluted earnings per share calculations	103,454	83,157	81,152

Diluted earnings (loss) per share	$1.51	$0.20	$(1.81)

Options to purchase 630,668 shares at $19.04 to $33.00 per share and 7,887,079 shares at $6.70 to $33.50 per share were excluded from the diluted earnings per share calculations for 2001 and 2000, respectively, because they were anti-dilutive. All options to purchase common stock were excluded from the 1999 earnings per share calculation because they were anti-dilutive. For 2001, the calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes. For 2000 and 1999, conversion was not assumed for either the 5 5/8% notes or the 7% notes because conversion would have been anti-dilutive.

Stock-based compensation plans

The Company’s stock-based compensation plans are described below.

1994 plan.    The 1994 Equity Compensation Plan provided for grants of nonqualified stock options to purchase common stock and other rights to purchase shares of common stock to certain employees, directors, consultants and facility medical directors. In December 1999, the plan was amended so that no further grants may be made under this plan.

Original options granted generally vested over four years, after a vesting acceleration pursuant to certain performance criteria met in 1995. In April 1996, the vesting schedule was changed so that new options vest over four years from the date of grant. The exercise price of each option equals the market price of the stock on the date of grant, and an option’s maximum term is ten years. At December 31, 2001 there were 669,132 options outstanding under this plan.

Purchase rights to acquire 1,314,450 common shares for $0.90-$3.60 per share were granted to certain employees under the 1994 plan. All of these rights were exercised and the Company received notes for the uncollected portion of the purchase proceeds. These notes bore interest at the lesser of The Bank of New York’s prime rate or 8%. At December 31, 2001 these notes including interest have been paid in full.

1995 plan.    The 1995 Equity Compensation Plan provided for grants of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. Options granted generally vest over four years from the date of grant, and an option’s maximum term is ten years subject to certain restrictions. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. In December 1999, the plan was amended so that no further grants may be made under this plan. At December 31, 2001, there were 325,696 options outstanding under this plan.

1997 plan.    The 1997 Equity Compensation Plan provides for grants of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. In February 1998, the shares reserved for issuance under the 1997 plan were increased to 7,166,667 common shares. Options granted generally vest over four years from the date of grant, and an option’s maximum term is ten years. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. At December 31, 2001 there were 5,532,252 options outstanding and 576,165 shares available for future grants under this plan.

1999 plans.    The 1999 Equity Compensation Plan provides for grants of stock options to employees, directors and other individuals providing services. In May 2001, the shares reserved for issuance under this plan were increased to 5,750,000. Options granted under this plan generally vest over four years from the date of grant, and an option’s maximum term is seven years subject to certain restrictions. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. At December 31, 2001 there were 1,610,500 options outstanding and 3,020,000 shares available for future grants under this plan.

The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services other than executive officers and directors of the board. There are 4,000,000 common shares reserved for issuance under this plan. Options granted under this plan generally vest over four years from the date of grant. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. At December 31, 2001 there were 3,103,900 options outstanding and 825 shares available for future grants under this plan.

Special Purpose Option Plan (RTC Plan).    Upon consummation of the merger with RTC, all outstanding options under RTC plans were converted to Total Renal Care Holdings, Inc. Special Purpose Option Plan options. This plan provided for grants of incentive and nonqualified stock options in exchange for outstanding RTC stock plan options. Options under this plan have the same provisions and terms provided for in the RTC stock plans, including acceleration provisions upon certain sales of assets, mergers and consolidations. On the merger date, there was a conversion of 2,156,426 options. Further, options for 1,305,738 shares became fully vested due to change in control vesting acceleration provisions that were contained in the original grants. Options for 1,849,777 shares have been exercised subsequent to the merger date. In December 1999, the plan was amended so that no further grants may be made under this plan. At December 31, 2001 there were 39,250 options outstanding under this plan.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for all periods; weighted average expected volatility of 40%, 72%, and 50%; risk-free interest rates of 4.44%, 6.13%, and 5.63% and weighted average expected lives of 3.8, 3.5, and 6.0 years.

Stock options issued under these plans to non-employees and modifications to previous grants to employees resulted in stock option expense (benefit) of $667, $(126), and $1,116 for the years ended December 31, 2001, 2000 and 1999, respectively.

A combined summary of the status of these stock option plans is presented below:

	Year ended December 31,
	2001		2000		1999
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year	14,668,579	$8.96	10,421,845	$15.79	10,415,417	$23.85
Granted	1,609,000	17.44	9,619,400	4.70	4,575,000	9.35
Exercised	(3,141,326)	6.01	(817,546)	2.55	(84,723)	1.23
Cancelled	(1,855,523)	18.88	(4,555,120)	16.74	(4,483,849)	28.22

Outstanding at end of year	11,280,730	$9.36	14,668,579	$8.96	10,421,845	$15.79

Options exercisable at year end	4,331,910		5,006,908		4,004,675

Weighted-average fair value of options granted during the year		$6.31		$2.61		$12.74

During 2001, 1,170,000 options with exercisable prices over $15.00 were voluntarily relinquished and no replacement options have been issued. During 2000, 602,000 options with exercise prices over $15.00 were voluntarily relinquished and no replacement options were issued. During 1999, 1,750,000 options with exercise prices greater than $30 per share were forfeited for the right to participate in a retention bonus program. Retention compensation expense of $2,600 was recognized in 1999, and no replacement options were awarded.

The following table summarizes information about stock options outstanding at December 31, 2001:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 0.01-$ 5.00	2,877,539	3.2	$2.67	714,289	$2.58
$ 5.01-$10.00	5,033,329	4.9	7.13	2,150,829	7.29
$10.01-$15.00	421,237	4.8	11.45	152,362	11.56
$15.01-$20.00	2,308,595	4.1	17.58	928,595	18.57
$20.01-$25.00	331,181	4.4	21.38	120,806	21.84
$25.01-$30.00	79,112	6.2	26.96	65,542	27.11
$30.01-$35.00	229,737	4.8	32.15	199,487	32.14

	11,280,730	4.3	$9.36	4,331,910	$10.93

Stock purchase plan. The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through an optional lump sum payment made in advance of the first day of the purchase right period. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Each purchase right period begins on January 1 or July 1, as elected by the employee and ends on December 31. Payroll withholdings related to the plan, included in accrued employee compensation and benefits, were $820 and $631 at December 31, 2001 and 2000. Subsequent to December 31, 2001 and 2000, 44,909 and 99,648 shares were issued to satisfy obligations under the plan.

The fair value of the employees’ purchase rights was estimated on the beginning dates of the purchase right periods using the Black-Scholes model with the following assumptions for grants on July 1, 2001, January 1, 2001, July 1, 2000, January 1, 2000, July 1, 1999, and January 1, 1999, respectively: dividend yield of 0% for all periods; expected volatility of 40% in 2001, 75% in 2000, and 54% in 1999; risk-free interest rates of 3.3%, 4.9%, 6.0%, 6.4%, 5.5%, and 4.6%; and expected lives of 0.5 and 1.0 years. Using these assumptions, the weighted-average fair value of purchase rights granted were $2.44, $3.08, $1.33, $2.11, $2.50, and $6.84, respectively.

Deferred stock units. During 2001, the Company made awards of deferred stock units to members of the Board of Directors and certain key executive officers. These awards vest over one to three years and will be settled only in stock, as they vest or at a later date at the option of the recipient. For 2001, these awards totaled 128,913 shares at a grant-date fair value of $2,000, of which $1,198 was recognized as compensation expense in 2001.

Pro forma net income and earnings per share.    The Company applies APB No. 25 and related interpretations in accounting for all of our employee stock compensation plans. Had compensation cost for our stock-based compensation plans been determined under the provisions of SFAS No. 123, income (loss) before extraordinary items and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2001	2000	1999
	(in thousands, except per share)
Basic:
Income (loss) before extraordinary items	$119,107	$(3,492)	$(162,472)

Weighted average shares outstanding during the year	83,768	81,593	81,168
Reduction in shares in connection with notes receivable from employees		(12)	(16)

Weighted average common shares outstanding	83,768	81,581	81,152

Basic earnings (loss) per share	$1.42	$(0.05)	$(2.00)

Diluted:
Income (loss) before extraordinary items	$119,107	$(3,492)	$(162,472)

Debt expense savings, net of tax, resulting from assumed conversion of convertible debt	4,222

Income (loss) before extraordinary items for diluted earnings per share calculations	$123,329	$(3,492)	$(162,472)

Weighted average shares outstanding during the year	83,768	81,593	81,168
Reduction in shares in connection with notes receivable from employees		(12)	(16)
Assumed incremental shares from stock option plans	2,708
Assumed incremental shares from convertible debt	4,879

Weighted average common shares outstanding for diluted earnings per share calculations	91,355	81,581	81,152

Diluted earnings (loss) per share	$1.35	$(0.05)	$(2.00)

For all periods presented, the pro forma difference for net income (loss) was equal to the pro forma difference for income (loss) before extraordinary items.

13.    Transactions with related parties

Richard K. Whitney, the Company’s Chief Financial Officer, received a loan from the Company in the principal amount of $65 in July 1997. In February 2001 Mr. Whitney prepaid this loan in full, with a $65 payment for the outstanding principal. Under the terms of the loan, Mr. Whitney was required to pay monthly interest only on the note at a rate of 7% per year from August 1997 through July 2002, at which time the unpaid principal balance was due in full. The loan was secured by all of Mr. Whitney’s options to purchase Company common stock. Mr. Whitney used the proceeds of this loan in the purchase of his principal residence.

Joseph C. Mello, the Company’s Chief Operating Officer, received a loan from the Company in the principal amount of $275 in December 2000. Mr. Mello is required to pay quarterly interest only on the note from March 2001 through September 2002 at a rate of 7% per year and is current on all such payments through December 31, 2001. Thereafter, Mr. Mello is required to make quarterly interest and principal payments of approximately $16 through September 2007, at which time the unpaid principal balance will be repaid in full. The loan is secured by all of Mr. Mello’s options to purchase Company common stock. Mr. Mello used the proceeds of this loan in the purchase of his principal residence.

A managing director of Credit Suisse First Boston, or CSFB, serves as a member of the Company’s board of directors. In 2001, CSFB assisted the Company in connection with the issuance of public debt and securing other bank financing. Fees for these transactions were approximately $3,000.

In the past, a managing director of Donaldson, Lufkin & Jenrette, or DLJ, served as a member of the Company’s board of directors. An affiliate of DLJ held an ownership interest in several dialysis centers and the Company maintained a business arrangement with DLJ under which the Company managed these centers with an option to acquire the centers at future dates and guaranteed approximately $11,000 as of December 31, 1999. The Company purchased these dialysis centers from DLJ and cancelled these guarantees in November 2000.

14.    Employee benefit plans

The Company has a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute from 1% to 15% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company may make a contribution under the plan each fiscal year as determined by the Company’s Board of Directors. Company matched contributions were $62, $91 and $76 for the years ended December 31, 2001, 2000 and 1999, respectively, in accordance with specific state requirements.

During 2000, the Company established the DaVita Inc. Profit Sharing Plan. Contributions to this broad-based plan are made solely by the Company. All contributions by the Company to the plan require the approval of the Board of Directors and are deposited into an irrevocable trust. The profit sharing award for each eligible participant is calculated as a percentage of base salary and is based upon the achievement of certain employee- specific and corporate financial and operating goals. During 2001 and 2000, the Company recognized expense of $14,935 and $15,806, respectively and made contributions of $11,739 and $7,088, respectively to the trust.

15.    Contingencies

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

The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier’s determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000 the hearing officer issued a decision upholding the overpayment determination of $5,600. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000 the hearing officer issued a decision upholding $14,200, or substantially all of the overpayment determination. The Company has filed a consolidated appeal of both decisions to a federal administrative law judge. The appeal was divided into two separate hearings. The first, which took place in January 2002, addressed the validity of the two statistical samples the carrier used to support its determinations. We are awaiting the judge’s decision. The second hearing will address the carrier’s determinations on the individual claims in the two samples. The administrative law judge has informed us that we can expect the second hearing to occur in the second quarter of 2002.

In addition to the formal appeal process with a federal administrative law judge, beginning in the third quarter of 1999 the Company sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and the Department of Health and Human Services of this matter, and the Company had provided requested information to the DOJ. The Company met with the DOJ in February 2001 at which time the DOJ requested additional information, which the Company has provided. The discussions with the DOJ are ongoing.

The timing of the final resolution of this matter is highly uncertain, and beyond the Company’s control or influence. Beginning in the third quarter of 2000, the Company stopped recognizing Medicare revenue from this laboratory until the uncertainties regarding both the timing of resolution and the ultimate revenue valuations are at least substantially eliminated. Laboratory Medicare billings not recognized as revenue beginning in 2000 because of the third-party carrier disputes and the ongoing withhold of payments amount to approximately $5,000 per quarter. We estimate that the potential cash exposure as of December 31, 2001 was not more than $10,000 based on the carrier’s overpayment findings noted above. If this matter is resolved in a manner adverse to the Company, the government could impose additional fines and penalties, which could be substantial.

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania contacted us and requested our cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and financial relationships with physicians. The Civil Division has requested that we provide a wide range of information responding to the areas of review. The Civil Division has not initiated any legal process or served any subpoena on us. The Civil Division has indicated that it is not making any allegation of wrongdoing at this time and that no criminal action against the Company or any individual is contemplated. The Company is cooperating in this review. The inquiry appears to be at an early stage. As it proceeds, the Civil Division could expand its areas of concern. If a court determines there has been wrongdoing, the penalties under applicable statutes could be substantial.

In addition to the foregoing, DaVita is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional matters, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

16.    Other commitments

The Company has obligations to purchase the minority interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the minority owners’ discretion, and require the Company to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow. As of December 31, 2001, the Company’s potential obligations under these put options totaled approximately $60,000 of which approximately one half was exercisable within one year.

Other than operating leases disclosed in Note 11 and letters of credit as disclosed in Note 10, the Company has no off-balance sheet financing arrangements as of December 31, 2001.

17.    Acquisitions and divestitures

Acquisitions

The following is a summary of acquisitions that were accounted for as purchases:

	Year ended December 31,
	2001	2000	1999
Number of centers acquired	21	8	45

Cash paid, net of cash acquired	$36,330	$12,895	$154,226
Application of investments in and advances to previously managed businesses	25,320
Deferred purchase payments and acquisition obligations	6,300		12,737

Aggregate purchase price	$67,950	$12,895	$166,963

The assets and liabilities of the acquired entities in the preceding table were recorded at their estimated fair market values at the dates of acquisition. The results of operations of these centers have been included in the financial statements from their effective acquisition dates. The nearest month-end has been used as the effective date for recording acquisitions that close during the month because there were no partial month accounting cutoffs and partial month results associated with these acquisitions would not have a material impact on consolidated operating results. Settlements with tax authorities relating to pre-acquisition income tax liabilities may result in an adjustment to goodwill attributable to that acquisition.

The initial allocations of fair value are based upon available information for the acquired businesses and are finalized when the contingent acquisition amounts are determined. The final allocations did not differ materially from the initial allocations. Allocations were as follows:

	Year ended December 31,
	2001	2000	1999
Goodwill	$49,990		$140,111
Identified intangible assets	3,478		18,061
Tangible assets	19,886	$13,006	20,359
Liabilities assumed	(5,404)	(111)	(11,568)

Aggregate purchase price	$67,950	$12,895	$166,963

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2001	2000
	(unaudited)
Net revenues	$1,666,026	$1,540,550
Income before extraordinary items	137,056	19,222
Net income	138,033	15,732

Pro forma basic income per share before extraordinary items	$1.64	$0.24
Pro forma diluted income per share before extraordinary items	1.51	0.23
Pro forma basic net income per share	1.65	0.19
Pro forma diluted net income per share	1.52	0.19

The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies, additional revenue-generating services or direct center operating expense reduction that might be achieved from combined operations.

Divestitures

During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental U.S. and recorded an impairment loss of $82,812 associated with the non-continental U.S. operations. Assets and liabilities of the non-continental U.S. operations as of December 31, 1999 were $259,596 and $34,294 respectively.

During 2000, the Company completed the sales of its operations outside the continental U.S. with the exception of operations in Puerto Rico. The definitive sale agreement for the Puerto Rico operations was signed in 2000, and the sale will be completed upon the receipt of required regulatory approvals and third-party consents. The Company recognized a foreign currency translation loss of $4,700 associated with non-continental U.S. operations divested during the second quarter. The foreign currency translation loss had previously been recognized in other comprehensive income.

Net cash proceeds from the sales of non-continental U.S. operations in 2000 were $133,177. Of these proceeds, $125,000 was immediately applied to our credit facilities debt in accordance with the conditions under which we received consent from the lenders to consummate the sales.

Operating results for the non-continental U.S. operations excluding impairment charges were as follows

	Year ended December 31,
	2001	2000	1999
Net operating revenues	$15,313	$74,453	$124,410
Operating expenses:
Dialysis centers and labs	14,417	59,264	100,204
General and administrative		3,640	7,396
Depreciation and amortization	1,311	8,181	12,629
Provision for uncollectible accounts	1,094	1,728	5,717

	16,822	72,813	125,946

Operating income (loss)	$(1,509)	$1,640	$(1,536)

18.    Fair value of financial instruments

Financial instruments consist primarily of borrowings, cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, and other accrued liabilities. The balances of the non-debt financial instruments as presented in the financial statements at December 31, 2001 approximate their fair values. Borrowings under credit facilities, of which $114,000 was outstanding as of December 31, 2001, reflect fair value as they are subject to fees and adjustable rates competitively determined in the marketplace. The fair value of the 9 1/4% senior subordinated notes, the 7% convertible subordinated notes and the RTC 5 5/8% convertible subordinated notes were approximately $235,000, $345,000 and $135,000, respectively, at December 31, 2001 based on quoted market prices.

19.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2001	2000	1999
Cash paid (received):
Income taxes	$68,264	$(28,585)	$32,324
Interest	70,149	117,856	102,125
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations			3,405
Contribution to consolidated partnerships	25	25	2,195
Deferred financing cost write-off	721	1,192	1,601

20.    Selected quarterly financial data (unaudited)

Summary unaudited quarterly financial data for 2001 and 2000 is as follows:

	2001				2000
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues .	$429,657	$434,239	$400,640	$386,217	$372,746	$362,535	$378,908	$372,113
Operating income	75,226	96,867	70,432	75,467	51,649	49, 906	32,843	40,317
Income (loss) before extraordinary item	32,558	44,278	28,568	30,934	15,333	13,150	(15,355)	3,847
Net income (loss)	32,558	44,278	29,545	30,934	15,333	9,660	(15,355)	3,847
Basic income (loss) per common share:
Income (loss) before extraordinary item	$0.38	$0.52	$0.34	$0.37	$0.19	$0.16	$(0.19)	$0.05
Extraordinary income (loss) .			0.01			(0.04)

Net income (loss) per share	$0.38	$0.52	$0.35	$0.37	$0.19	$0.12	$(0.19)	$0.05

Diluted income (loss) per common share:
Income (loss) before extraordinary item	$0.36	$0.47	$0.32	$0.35	$0.18	$0.16	$(0.19)	$0.05
Extraordinary income (loss)			0.01			(0.04)

Net income (loss) per share	$0.36	$0.47	$0.33	$0.35	$0.18	$0.12	$(0.19)	$0.05

21.    Condensed consolidating financial statements

The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the Company’s publicly traded debt. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. Other income (loss) for 2001 includes intercompany interest charges in accordance with the intercompany debt agreements.

The $125,000 5 5/8 % Convertible Subordinated Notes due 2006, issued by the wholly-owned subsidiary Renal Treatment Centers, Inc., or RTC, are guaranteed by DaVita Inc. The $225,000 9¼% Senior Subordinated Notes issued in April 2001 by DaVita Inc. are guaranteed by all of its wholly-owned domestic subsidiaries. Non-wholly-owned subsidiaries, joint ventures and partnerships are not guarantors of either obligation.

Condensed Consolidating Balance Sheets

	DaVita Inc.	Wholly-owned subsidiaries		Non-participating subsidiaries	Consolidating adjustments	Consolidated total
		RTC	All others
As of December 31, 2001
Cash and cash equivalents	$ 27,486	$1,762	$ 7,463			$ 36,711
Accounts receivable, net		111,413	195,074	$ 27,059		333,546
Other current assets	1,094	21,142	79,927	2,244		104,407

Total current assets	28,580	134,317	282,464	29,303		474,664
Property and equipment, net	6,424	59,717	163,251	23,386		252,778
Investment in subsidiaries	312,004				$(312,004)
Receivable from subsidiaries	842,779				(842,779)
Intangible assets, net	18,903	295,479	500,726	113,760		928,868
Other assets	3,638	680	2,011	44		6,373

Total assets	$1,212,328	$490,193	$948,452	$166,493	$(1,154,783)	$1,662,683

Current liabilities	$24,582	$10,728	$258,805	$4,566		$ 298,681
Payables to subsidiary/parent		140,548	682,629	19,602	$(842,779)
Long-term liabilities	684,109	128,976	21,765	4,793		839,643
Minority interests					20,722	20,722
Shareholders’ equity (deficit)	503,637	209,941	(14,747)	137,532	(332,726)	503,637

Total liabilities and shareholders’ equity	$1,212,328	$490,193	$948,452	$166,493	$(1,154,783)	$1,662,683

As of December 31, 2000
Cash and cash equivalents	$16,553	$1,871	$12,783			$31,207
Accounts receivable, net		83,313	180,263	$26,836		290,412
Other current assets	2,014	15,967	55,947	2,328		76,256

Total current assets	18,567	101,151	248,993	29,164		397,875
Property and equipment, net	5,377	61,686	146,959	22,637		236,659
Investments in subsidiaries	199,079				$(199,079)
Receivables from subsidiaries	938,183				(938,183)
Intangible assets, net	9,548	299,813	493,946	118,316		921,623
Other assets	37,692	2,146	593	44		40,475

Total assets	$1,208,446	$464,796	$890,491	$170,161	$(1,137,262)	$1,596,632

Current liabilities	$ 15,278	$ 23,996	$206,275	$ 3,978		$ 249,527
Payables to subsidiaries/parent		146,877	746,892	44,414	$(938,183)
Long-term liabilities	843,800	125,000	5,311	4,750		978,861
Minority interests					18,876	18,876
Shareholders’ equity (deficit)	349,368	168,923	(67,987)	117,019	(217,955)	349,368

Total liabilities and shareholders’ equity	$1,208,446	$464,796	$890,491	$170,161	$(1,137,262)	$1,596,632

Condensed Consolidating Statements of Income

	DaVita Inc.	Wholly-owned subsidiaries		Non-participating subsidiaries	Consolidating adjustments	Consolidated total
		RTC	All others
For the year ended December 31, 2001
Net operating revenues	$122,776	$527,006	$933,455	$185,300	$(117,784)	$1,650,753
Operating expenses	65,640	453,564	789,125	142,216	(117,784)	1,332,761

Operating income	57,136	73,442	144,330	43,084	—	317,992
Other income (loss)	94,730		(90,086)			4,644
Debt expense	65,892	7,055	(5,563)	5,054		72,438
Minority expense					(9,260)	(9,260)
Income taxes	37,313	28,613	38,674			104,600
Equity earnings in subsidiaries	87,677		28,770		(116,447)
Extraordinary gain	977					977

Net income	$137,315	$37,774	$49,903	$38,030	$(125,707)	$137,315

For the year ended December 31, 2000
Net operating revenues	$117,111	$442,940	$875,464	$159,974	$(109,187)	$1,486,302
Operating expenses	27,457	426,069	839,595	127,653	(109,187)	1,311,587

Operating income	89,654	16,871	35,869	32,321	—	174,715
Other income (loss)	(7,920)		(578)	1,297		(7,201)
Interest expense, net	108,644	7,040	(6,082)	7,035		116,637
Minority interests					(5,942)	(5,942)
Income taxes	(11,033)	5,261	33,836	(104)		27,960
Equity in earnings of consolidated subsidiaries	32,852		20,745		(53,597)
Extraordinary loss	(3,490)					(3,490)

Net income	$13,485	$4,570	$28,282	$26,687	$(59,539)	$13,485

For the year ended December 31, 1999
Net operating revenues	$100,344	$496,380	$743,147	$198,391	$(92,911)	$1,445,351
Operating expenses	51,668	499,560	880,969	170,047	(92,911)	1,509,333

Operating income (loss)	48,676	(3,180)	(137,822)	28,344	—	(63,982)
Other income (loss)	(514)	(3,639)	2,464	(206)		(1,895)
Interest expense, net	100,798	7,988	(3,529)	5,540		110,797
Minority interests					(5,152)	(5,152)
Income taxes	(10,132)	9,296	(33,971)	237		(34,570)
Equity in earnings (losses) of consolidated subsidiaries	(104,752)		17,209		87,543

Net income (loss)	$(147,256)	$(24,103)	$(80,649)	$22,361	$82,391	$(147,256)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	Wholly-owned subsidiaries		Non-participating subsidiaries	Consolidating adjustments	Consolidated total
		RTC	All others

Year Ended December 31, 2001
Cash flows from operating activities:
Net income	$137,315	$37,774	$49,903	$38,030	$(125,707)	$137,315
Changes in operating and intercompany assets and liabilities and non cash items included in net income	46,339	(20,552)	16,178	(32,254)	125,707	135,418

Net cash provided by operating activities	183,654	17,222	66,081	5,776	—	272,733

Cash flows from investing activities:
Purchases of property and equipment, net	(2,836)	(13,607)	(28,916)	(5,874)		(51,233)
Acquisitions and divestitures, net		(3,842)	(63,097)			(66,939)
Other items			25,181	25		25,206

Net cash used in investing activities	(2,836)	(17,449)	(66,832)	(5,849)		(92,966)

Cash flows from financing activities:
Long term debt	(159,800)	118	3,373	73		(156,236)
Other items	(10,085)		(7,942)	—		(18,027)

Net cash provided by (used in) financing activities	(169,885)	118	(4,569)	73		(174,263)

Net increase (decrease) in cash	10,933	(109)	(5,320)	—	—	5,504
Cash at the beginning of the year	16,553	1,871	12,783			31,207

Cash at the end of the year	$27,486	$1,762	$7,463	$—	$—	$36,711

Year ended December 31, 2000
Cash flows from operating activities:
Net income	$13,485	$4,570	$28,282	$26,687	$(59,539)	$13,485
Changes in operating and intercompany assets and liabilities and non cash items included in net income	364,575	(99,917)	(10,644)	(19,390)	59,539	294,163

Net cash provided by (used in) operating activities	378,060	(95,347)	17,638	7,297	—	307,648

Cash flows from investing activities:
Purchase of property and equipment, net	(722)	(12,242)	(19,297)	(8,827)		(41,088)
Acquisitions and divestitures, net		105,342	28,955			134,297
Other items	(342)		488			146

Net cash provided by (used in) investing activities	(1,064)	93,100	10,146	(8,827)		93,355

Cash flows from financing activities:
Long-term debt	(456,810)		(21,756)	1,530		(477,036)
Other items	5,823		(6,564)			(741)

Net cash provided by (used in) financing activities	(450,987)		(28,320)	1,530		(477,777)

Net decrease in cash	(73,991)	(2,247)	(536)	—	—	(76,774)
Cash at the beginning of the year	90,544	4,118	13,319			107,981

Cash at the end of the year	$16,553	$1,871	$12,783	$—	$—	$31,207

Condensed Consolidating Statements of Cash Flows—(Continued)

	DaVita Inc.	Wholly-owned subsidiaries		Non-participating subsidiaries	Consolidating adjustments	Consolidated total
		RTC	All others
Year ended December 31, 1999
Cash flows from operating activities:
Net income (loss)	$(147,256)	$(24,103)	$(80,649)	$22,361	$82,391	$(147,256)
Changes in operating and intercompany assets and liabilities and non cash items included in net income (loss)	40,079	50,684	321,287	(10,897)	(82,391)	318,762

Net cash provided by (used in) operating activities	(107,177)	26,581	240,638	11,464	—	171,506

Cash flows from investing activities:
Purchases of property and equipment, net	(5,133)	(27,660)	(62,770)	(11,094)		(106,657)
Acquisitions and divestitures, net			(154,226)			(154,226)
Other items			(30,564)			(30,564)

Net cash used in investing activities	(5,133)	(27,660)	(247,560)	(11,094)		(291,447)

Cash flows from financing activities:
Long-term debt	203,263	(199)	(1,177)	(370)		201,517
Other items	(6,312)		(4,052)			(10,364)

Net cash provided by (used in) financing activities	196,951	(199)	(5,229)	(370)		191,153
Foreign currency translation loss			(4,718)			(4,718)

Net increase (decrease) in cash	84,641	(1,278)	(16,869)	—	—	66,494
Cash at the beginning of the year	5,903	5,396	30,188			41,487

Cash at the end of the year	$90,544	$4,118	$13,319	$—	$—	$107,981

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on February 28, 2002.

DAVITA INC.

By:	/s/ KENT J. THIRY
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

Signature	Title	Date
/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2002

/s/ RICHARD K. WHITNEY Richard K. Whitney	Chief Financial Officer (Principal Financial Officer)	February 28, 2002

/s/ GARY W. BEIL Gary W. Beil	Vice President and Controller (Principal Accounting Officer)	February 28, 2002

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 28, 2002

/s/ RICHARD B. FONTAINE Richard B. Fontaine	Director	February 28, 2002

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 28, 2002

/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	February 28, 2002

/s/ JOHN M. NEHRA John M. Nehra	Director	February 28, 2002

/s/ WILLIAM L. ROPER William L. Roper	Director	February 28, 2002

II-1

REPORTS OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
DaVita Inc.

Under date of February 28, 2002, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the two-year period ended December 31, 2001 in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Seattle, Washington
February 28, 2002

To the Board of Directors
of DaVita Inc.

Our audit of the consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows referred to in our report dated March 22, 2000, appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K for the year ended December 31, 1999. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
March 22, 2000

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 1999	$61,848	$133,253	$127,786	$67,315
Year ended December 31, 2000	67,315	39,649	45,345	61,619
Year ended December 31, 2001	61,619	32,926	42,070	52,475

S-2

EXHIBIT INDEX

Exhibit Number	Description	Page Number

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(10)

3.4	Bylaws of TRCH, dated October 6, 1995.(3)

4.1	Indenture, dated June 12, 1996 by Renal Treatment Centers, Inc., or RTC, to PNC Bank including form of RTC Note.(4)

4.2	First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.3	Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.4	Indenture, dated as of November 18, 1998, between TRCH and United States Trust Company of New York, as trustee, and form of Note.(5)

4.5	Indenture, dated as of April 11, 2001, between DaVita Inc., the subsidiaries of DaVita Inc. named therein and U.S. Trust Company of Texas National Association, as trustee. (11)

4.6
Purchase Agreement, dated as of April 6, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and the Credit Suisse First Boston Corporation, Banc of America Securities LLC, Sun Trust Equitable Securities, BNY Capital Markets Inc. and Scotia Capital (the “Initial Purchasers”).(11)

4.7	Registration Rights Agreement, dated as of April 11, 2001, among DaVita Inc., the subsidiaries of DaVita Inc. named therein and the Initial Purchasers.(11)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(6)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(8)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(10)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(10)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(10)*

10.6	Employment Agreement, effective as of April 19, 2000, by and between TRCH and Steven J. Udicious. ✓*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(12)*

10.8	Second Amended and Restated 1994 Equity Compensation Plan.(9) *

10.9	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.10	Employee Stock Purchase Plan, 1999 Amendment and Restatement.(9)*

10.11	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.12	First Amended and Restated Special Purpose Option Plan.(9)*

10.13	1999 Equity Compensation Plan.(7)*

Exhibit Number	Description	Page Number

10.14	Amended and Restated 1999 Equity Compensation Plan.(13)*

10.15
Second Amended and Restated Revolving Credit Agreement, dated as of July 14, 2000, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, First Union National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent.(8)

10.16
Second Amended and Restated Term Loan Agreement, dated as of July 14, 2000, by and among TRCH, the lenders party thereto, DLJ Capital Funding, Inc., as Syndication Agent, and The Bank of New York, as Administrative Agent.(8)

10.17
Security Agreement, dated as of July 14, 2000, by and among TRCH, subsidiaries of TRCH, The Bank of New York, as Collateral Agent, the lenders under the Revolving Credit Agreement and their agent, the lenders under the Term Loan Agreement and their agent, and the Secured Interest Rate Exchangers (as defined therein).(8)

10.18
Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent (the “Credit Agreement”).(11)

10.19
Amendment No. 1, dated as of December 4, 2001, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent. ✓

10.20
Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement. (11)

10.21	Subsidiary Guaranty, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(11)

10.22	Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

10.23	Amendment #2, dated June 22, 2000, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc., and letter agreement dated January 17, 2001, modifying Amendment #2.(10)**

10.24	Amendment #3, dated January 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc.(10)**

10.25	Amendment #4, dated November 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc. ✓**

10.26	Agreement No. 20010259, dated November 16, 2001 between Amgen USA Inc. and Total Renal Care, Inc.✓**

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges. ✓

21.1	List of our subsidiaries. ✓

23.1	Consent of KPMG LLP.✓

23.2	Consent of PricewaterhouseCoopers LLP.✓

24.1	Powers of Attorney with respect to DaVita. ✓(Included on Page II-1)

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
(4)	Filed on August 5, 1996 as an exhibit to RTC’s Form 10-Q for the quarter ended June 30, 1996.
(5)	Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
(6)	Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.
(7)	Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(8)	Filed on August 14, 2000 as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.
(9)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(10) Filed	on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(11)	Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).
(12)	Filed on August 15, 2001 as an exhibit to our Form 10-Q for the quarter ended June 30, 2001.
(13)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.