Form 10-Q
period 2002-03-31
DAVITA INC
filed 2002-05-14
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended March 31, 2002

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

As of May 1, 2002, there were 84,058,786 shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note:  Items 2, 3, and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$31,697	$36,711
Accounts receivable, less allowance of $51,807 and $52,475	344,238	333,546
Inventories	28,179	34,901
Other current assets	12,192	9,364
Deferred income taxes	58,987	60,142

Total current assets	475,293	474,664
Property and equipment, net	256,046	252,778
Amortizable intangibles, net	70,189	73,108
Investments in third-party dialysis businesses	4,145	4,346
Other long-term assets	2,027	2,027
Goodwill	857,132	855,760

	$1,664,832	$1,662,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$83,559	$74,630
Other liabilities	126,153	111,164
Accrued compensation and benefits	86,213	88,826
Current portion of long-term debt	1,597	9,034
Income taxes payable	15,288	15,027

Total current liabilities	312,810	298,681
Long-term debt	798,707	811,190
Other long-term liabilities	4,725	5,012
Deferred income taxes	30,147	23,441
Minority interests	21,423	20,722
Shareholders’ equity:
Preferred stock ($0.001 par value; 5,000,000 shares authorized; none issued or outstanding)
Common stock ($0.001 par value, 195,000,000 shares authorized; 87,017,029 and 85,409,037 shares issued)	87	85
Additional paid-in capital	493,184	467,904
Retained earnings	91,986	56,008
Treasury stock, at cost (3,834,400 and 888,700 shares)	(88,237)	(20,360)

Total shareholders’ equity	497,020	503,637

	$1,664,832	$1,662,683

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2002	2001
Net operating revenues	$427,665	$386,217
Operating expenses:
Dialysis centers and labs	291,634	260,974
General and administrative	36,053	31,813
Depreciation and amortization	15,805	26,148
Provision for uncollectible accounts	5,255	(8,185)

Total operating expenses	348,747	310,750

Operating income	78,918	75,467
Other income, net	565	1,348
Debt expense	15,072	19,724
Minority interests in income of consolidated subsidiaries	(2,433)	(2,457)

Income before income taxes	61,978	54,634
Income tax expense	26,000	23,700

Net income	$35,978	$30,934

Comprehensive income	$35,978	$30,934

Basic earnings per common share	$0.43	$0.37

Diluted earnings per common share	$0.40	$0.35

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$35,978	$30,934
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,805	26,148
Gain on divestures	(458)
Deferred income taxes	7,861	2,900
Non-cash debt expense	634	500
Stock options, principally tax benefits	8,931	3,287
Equity investment (income)	(298)	(694)
Minority interests in income of consolidated subsidiaries	2,433	2,457
Changes in operating assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(11,163)	(2,846)
Inventories	6,726	(24,418)
Other current assets	(2,840)	(3,540)
Other long-term assets		49
Accounts payable	8,969	2,160
Accrued compensation and benefits	(2,617)	(1,539)
Other current liabilities	15,050	4,200
Income taxes	261	18,333
Other long-term liabilities	(287)	(100)

Net cash provided by operating activities	84,985	57,831

Cash flows from investing activities:
Additions of property and equipment, net	(16,115)	(6,755)
Acquisitions and divestitures, net	(1,379)	(50,667)
Investments in affiliates, net	499	19,593

Net cash used in investing activities	(16,995)	(37,829)

Cash flows from financing activities:
Borrowings	335,883	814,813
Payments on long-term debt	(355,803)	(851,667)
Deferred financing costs	(57)	(50)
Purchase of treasury stock	(67,877)
Proceeds from issuance of common stock	16,351	4,630
Distributions to minority interests	(1,501)	(1,492)

Net cash used in financing activities	(73,004)	(33,766)

Net decrease in cash	(5,014)	(13,764)
Cash and cash equivalents at beginning of period	36,711	31,207

Cash and cash equivalents at end of period	$31,697	$17,443

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.    Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenues and bad debt provisions, and correspondingly accounts receivable. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

2.    Significant new accounting standards

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, goodwill is not amortized effective January 1, 2002. SFAS No. 142 also requires that the goodwill balance be regularly assessed for possible valuation impairment and that there be an impairment charge against current earnings if the recorded goodwill balance exceeds fair value. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by approximately $6,300 net of tax, for the three months ended March 31, 2001 and net income and diluted earnings per share would have been approximately $37,300 and $0.41 per share.

SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Other than expanding discontinued operations treatment, previously applied only to operating segments, SFAS No. 144 does not fundamentally alter the provisions of SFAS No. 121. Adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

3.    Shareholders’ equity

In November 2001, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $200,000 of the Company’s common stock on the open market. As of March 31, 2002, a total of 3,708,400 shares at a cost of approximately $85,743 were repurchased under this program. This program was discontinued in connection with the recapitalization plan described in note 4.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands except per share data)

Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2002	2001
	(in thousands except per share)
Basic:
Net income	$35,978	$30,934

Weighted average shares outstanding	82,925	82,537
Vested deferred stock units	42

Shares for basic earnings per share	82,967	82,537

Basic earnings per share	$0.43	$0.37

Diluted:
Net income	$35,978	$30,934
Debt expense savings, net of tax, resulting from assumed conversion of convertible debt	4,915	4,662

Net income for diluted earnings per share	$40,893	$35,596

Weighted average shares outstanding	82,925	82,537
Vested deferred stock units	42
Assumed incremental shares from stock option plans	3,885	4,270
Assumed incremental shares from convertible debt	15,394	15,394

Shares for diluted earnings per share	102,246	102,201

Diluted earnings per share	$0.40	$0.35

Options to purchase 643,573 shares at $23.61 to $33.00 per share and 2,207,367 shares at $16.77 to $33.50 per share were excluded from the diluted earnings per share calculations for the three months ended March 31, 2002 and 2001, respectively, because they were anti-dilutive. The calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes for the periods ended March 31, 2002 and 2001.

4.    Subsequent event

In March 2002, the Company initiated a recapitalization plan that includes the repurchase of up to 20 million shares of its common stock in a modified dutch auction tender offer at prices ranging from $22 to $26 per share at a total potential cost of up to $520,000 plus fees, and the repurchase of all of its $225,000 outstanding 9¼% Senior Subordinated Notes due 2011 at a total cost of approximately $265,000. On April 26, 2002, the Company completed the repurchase of its outstanding 9¼% Senior Subordinated Notes due 2011. The tender offer for the Company’s common stock has been extended until May 17, 2002. The Company has secured a new senior credit facility arrangement for up to $1,115,000 to finance these repurchases and to pay down all outstanding amounts under the previous existing senior credit facilities. The Company’s common stock has recently been trading below the tender offer range. As of the filing of this report, the Company is considering all

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands except per share data)

options available regarding the stock tender, including completing the tender on the existing terms, lowering the price range and terminating the tender offer.

The new senior credit facility consists of a Term Loan A for up to $150,000 and a Term Loan B for up to $850,000 and a $115,000 undrawn revolving credit facility. The Term Loan A and the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.50% to 2.75% based on the Company’s leverage ratio. The Term Loan B bears interest at LIBOR plus 3.00%. As of the filing of this report, $380,000 of the Term Loan B has been drawn. The Company has no obligation to draw the remaining amounts of the Term Loan A or the Term Loan B. If the entire $1,000,000 term credit facility is drawn, the aggregate annual amortization of principal will range from $15,000 to $51,000 in years one through five, $404,000 in years six and seven, and the balance will be due not later than 2009. The entire credit facility will be secured by all personal property of the Company and that of all wholly-owned subsidiaries, along with the stock of the Company’s subsidiaries.

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

The Company’s Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5,600 for the review period from January 1995 to April 1996 and $15,000 for the review period from May 1996 to March 1998. The carrier also has determined that $16,100 of the suspended claims for the review period from April 1998 to August 1999 and $11,600 of the suspended claims for the review period from August 1999 to May 2000 were not properly supported by the prescribing physicians’ medical justification. The carrier has alleged that approximately 99% of the tests the laboratory performed during the review period from January 1995 to April 1996, 96% of the tests performed in the period from May 1996 to March 1998, 70% of the tests performed in the period from April 1998 to August 1999, and 72% of the tests performed in the period from August 1999 to May 2000 were not properly supported by the prescribing physicians’ medical justification. In March 2002, the carrier requested selected patient records for two additional review periods, June 2000 to December 2000 and December 2000 to May 2001.

The Company is disputing the overpayment determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier’s determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000, the hearing officer issued a decision upholding the overpayment determination of $5,600. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000, the hearing officer issued a decision upholding $14,200, or substantially all of the overpayment determination. The Company filed a consolidated appeal of both decisions to a federal administrative law judge. The appeal was divided into two separate hearings. The first took place in January 2002 and addressed the validity of the two statistical samples the carrier used to support its determinations. The Company is awaiting the judge’s decision. The second hearing will address the carrier’s determinations on the individual claims in the two samples. The administrative law judge previously informed the Company that it could expect the second hearing to occur in the second quarter of 2002.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands except per share data)

In addition to the formal appeal process with the carrier and the federal administrative law judge, beginning in the third quarter of 1999 the Company sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and the Department of Health and Human Services, or HHS, of this matter and the Company had provided requested information to the DOJ. The Company met with the DOJ in February 2001, at which time the DOJ requested additional information, which we have provided. The discussions with the DOJ are ongoing.

The carrier had also previously suspended all payments of Medicare claims from the laboratory, beginning in May 1998. In May 2002 the carrier informed the Company that the carrier will begin paying approved current Medicare claims. However, the laboratory’s Medicare claims will continue to be subject to the carrier’s existing payment screens, under which the carrier has been denying a substantial majority of claims. The Company currently intends to continue to appeal selected payment denials by the carrier, but no prediction can be made as to the outcome of any such appeals. The carrier’s action will not result in the release of any suspended payments for periods prior to May 2, 2002 and does not affect the status of the Company’s pending challenges to the carrier’s denials of previously submitted claims.

The timing of the final resolution of this matter is highly uncertain and beyond the Company’s control or influence. Based on the carrier’s overpayment findings noted above, the Company estimates that the potential cash exposure as of March 31, 2002 was not more than $10,000. If this matter is resolved in a manner adverse to the Company, the government could impose additional fines and penalties, which could be substantial. During 2000, the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Pending resolution of the revenue valuation uncertainties associated with current billings, the Company will recognize revenue only to the extent that the carrier makes payments to the laboratory.

The Medicare carrier for our Minnesota laboratory is conducting a post-payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review being conducted at our Florida laboratory. At this time, the Company is unable to determine how long it will take the carrier to complete this review. There is currently no overpayment determination or payment suspension with respect to the Minnesota laboratory. The DOJ has also requested information with respect to this laboratory, which the Company has provided. Medicare revenues at the Minnesota laboratory, which is much smaller than the Florida laboratory, were approximately $15,000 for the period under review. In November 2001, the Company closed the Minnesota laboratory and combined the operations of this laboratory with its Florida laboratory.

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s office. In May 2002, the Company received a subpoena from the Philadelphia office of the Office of Inspector General for HHS, or OIG. The subpoena requires an update to the information the Company provided in its response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1, 1996 to the present. We will be working with the United States Attorney’s Office and the OIG to provide the documents requested. The inquiry remains at an early stage. As it proceeds, the government could expand its areas of concern. If a court determines there has been wrongdoing, the penalties under applicable statutes could be substantial.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands except per share data)

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

The $125,000 5 5/8% Convertible Subordinated Notes Due 2006, issued by the wholly-owned subsidiary Renal Treatment Centers, Inc., or RTC, are guaranteed by DaVita Inc. Non-wholly-owned subsidiaries, joint ventures and partnerships are not guarantors of this obligation.

Condensed Consolidating Balance Sheets

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of March 31, 2002
Cash and cash equivalents	$31,692	$5			$31,697
Accounts receivable, net	204,990	111,507	$27,741		344,238
Other current assets	77,702	19,506	2,150		99,358

Total current assets	314,384	131,018	29,891		475,293
Property and equipment, net	168,368	64,191	23,487		256,046
Investments in subsidiaries	342,151			$(342,151)
Receivables from subsidiaries	153,700			(153,700)
Amortizable intangible assets, net	47,217	15,850	7,122		70,189
Other assets	5,433	695	44		6,172
Goodwill	469,200	281,507	106,425		857,132

Total assets	$1,500,453	$493,261	$166,969	$(495,851)	$1,664,832

Current liabilities	$300,132	$8,364	$4,314		$312,810
Payables to subsidiaries/parent		137,515	16,185	$(153,700)
Long-term liabilities	703,301	125,442	4,836		833,579
Minority interests				21,423	21,423
Shareholders’ equity	497,020	221,940	141,634	(363,574)	497,020

Total liabilities and shareholders’ equity	$1,500,453	$493,261	$166,969	$(495,851)	$1,664,832

As of December 31, 2001
Cash and cash equivalents	$34,949	$1,762			$36,711
Accounts receivable, net	195,074	111,413	$27,059		333,546
Other current assets	81,021	21,142	2,244		104,407

Total current assets	311,044	134,317	29,303		474,664
Property and equipment, net	169,675	59,717	23,386		252,778
Investments in subsidiaries	326,751			$(326,751)
Receivables from subsidiaries	160,150			(160,150)
Amortizable intangible assets, net	49,479	16,294	7,335		73,108
Other assets	5,649	680	44		6,373
Goodwill	470,150	279,185	106,425		855,760

Total assets	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

Current liabilities	$283,387	$10,728	$4,566		$298,681
Payables to subsidiaries/parent		140,548	19,602	$(160,150)
Long-term liabilities	705,874	128,976	4,793		839,643
Minority interests				20,722	20,722
Shareholders’ equity	503,637	209,941	137,532	(347,473)	503,637

Total liabilities and shareholders’ equity	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2002
Net operating revenues	$272,862	$137,960	$46,690	$(29,847)	$427,665
Operating expenses	227,669	115,500	35,425	(29,847)	348,747

Operating income	45,193	22,460	11,265	—	78,918
Other income	565				565
Debt expense	12,170	1,767	1,135		15,072
Minority interests				(2,433)	(2,433)
Income taxes	17,300	8,694	6		26,000
Equity earnings in consolidated subsidiaries	19,690			(19,690)

Net income	$35,978	$11,999	$10,124	$(22,123)	$35,978

For the three months ended March 31, 2001
Net operating revenues	$256,150	$117,789	$44,147	$(31,869)	$386,217
Operating expenses	211,182	98,563	32,874	(31,869)	310,750

Operating income	44,968	19,226	11,273		75,467
Other income	1,290	58			1,348
Debt expense	16,650	1,743	1,331		19,724
Minority interests				(2,457)	(2,457)
Income taxes	16,237	7,463			23,700
Equity earnings in consolidated subsidiaries	17,563			(17,563)

Net income	$30,934	$10,078	$9,942	$(20,020)	$30,934

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2002
Cash flows from operating activities
Net income	$35,978	$11,999	$10,124	$(22,123)	$35,978
Changes in operating and intercompany assets and liabilities and non cash items included in net income	40,514	(4,746)	(8,884)	22,123	49,007

Net cash provided by (used in) operating activities	76,492	7,253	1,240	—	84,985

Cash flows from investing activities
Purchases of property and equipment, net	(6,870)	(7,955)	(1,290)		(16,115)
Acquisitions and divestitures, net		(1,379)			(1,379)
Other items	499				499

Net cash used in investing activities	(6,371)	(9,334)	(1,290)		(16,995)

Cash flows from financing activities
Long-term debt	(20,294)	324	50		(19,920)
Other items	(53,084)				(53,084)

Net cash provided (used in) financing activities	(73,378)	324	50		(73,004)

Net decrease in cash	(3,257)	(1,757)	—		(5,014)
Cash at the beginning of the period	34,949	1,762			36,711

Cash at the end of the period	$31,692	$5	$—	$—	$31,697

For the three months ended March 31, 2001
Cash flows from operating activities
Net income	$30,934	$10,078	$9,942	$(20,020)	$30,934
Changes in operating and intercompany assets and liabilities and non cash items included in net income	24,041	(10,903)	(6,261)	20,020	26,897

Net cash provided by (used in) operating activities	54,975	(825)	3,681	—	57,831

Cash flows from investing activities
Purchases of property and equipment, net	(2,888)	(1,039)	(2,828)		(6,755)
Acquisitions and divestitures, net	(50,667)				(50,667)
Other items	19,568		25		19,593

Net cash used in investing activities	(33,987)	(1,039)	(2,803)		(37,829)

Cash flows from financing activities:
Long-term debt	(37,468)		614		(36,854)
Other items	4,580		(1,492)		3,088

Net cash provided (used in) financing activities	(32,888)		(878)		(33,766)

Net decrease in cash	(11,900)	(1,864)	—		(13,764)
Cash at the beginning of the period	29,336	1,871			31,207

Cash at the end of the period	$17,436	$7	$—	$—	$17,443

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from PPO and private and indemnity patients and from ancillary services including the administration of pharmaceuticals, the ongoing review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the Department of Justice, the ongoing review by the US Attorney’s Office and the HHS Office of Inspector General in Philadelphia and the Company’s ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

Continental U.S. and non-continental U.S. operating revenues and operating expenses were as follows (dollars in millions):

	Quarter ended
	March 31, 2002		December 31, 2001		March 31, 2001
Revenues:
Continental U.S.	$424	99%	$426	99%	$382	99%
Non-continental U.S.	4	1%	4	1%	4	1%

	428	100%	430	100%	386	100%

Operating expenses:
Continental U.S.	345	99%	350	99%	306	98%
Non-continental U.S.	4	1%	5	1%	5	2%

	349	100%	355	100%	311	100%

Consolidated operating income	$79		$75		$75

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

Continental U.S. operations
(dollars in millions)

	Quarter ended
	March 31, 2002		December 31, 2001		March 31, 2001
Revenues	$424	100%	$426	100%	$382	100%

Operating expenses:
Dialysis centers and labs	288	68%	288	68%	256	67%
General and administrative	36	8%	34	8%	32	8%
Depreciation and amortization	16	4%	26	6%	26	7%
Provision for uncollectible accounts (excluding recoveries of $2, $5 and $16 associated with amounts reserved in 1999)	7	2%	8	2%	8	2%
Impairment gains			(1)

	347	82%	355	83%	322	84%

Operating income (excluding recoveries and impairment gains)	$77	18%	$71	17%	$60	16%

Dialysis treatments (000’s)	1,434		1,482		1,366
Average dialysis treatments per treatment day	18,767		18,618		17,677
Average dialysis revenue per dialysis treatment	$290		$283		$274

Net operating revenues for the continental U.S. operations were $424 million for the first quarter of 2002, an increase of 11% from the first quarter of 2001. Approximately 6% of the increase in revenue was due to higher average revenue per treatment and approximately 5% was due to the increase in the number of treatments. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $290 for the first quarter of 2002, compared to $274 for the same period of 2001. The increase in average revenue per treatment was principally due to increases in our standard fee schedules (impacting non-contract commercial revenue), changes in mix and intensity of physician prescribed pharmaceuticals, and continued improvements in revenue capture, billing and collecting operations, and payor contracting. The increase in the number of treatments was principally attributable to same center growth, which was 4.2% in the first quarter of 2002 compared to 4.0% in the first quarter of 2001. Other operating revenues were approximately $7 million in the first quarter of 2002, a decrease of approximately $1 million from the first quarter of 2001.

First quarter 2002 net operating revenues were approximately the same as in the fourth quarter of 2001. The number of treatments decreased by approximately 3% in the first quarter, principally due to fewer treatment days in the first quarter. Net dialysis revenue per treatment in the first quarter of 2002 increased approximately $7 from the fourth quarter of 2001, which offset most of the decrease in revenue due to fewer treatment days. The increase was due to improvements in revenue realization as noted above.

Center operating expenses were approximately 68% of net operating revenues for continental U.S. operations in the first quarter of 2002 and the fourth quarter of 2001, and 67% in the first quarter of 2001. On a per-treatment basis, center operating expenses for the first quarter of 2002 were approximately $7 higher than the fourth quarter of 2001 and approximately $13 higher than in the first quarter of 2001. The higher average cost per treatment was primarily attributable to higher labor and drug costs.

General and administrative expense was approximately 8% of net operating revenues for continental U.S. operations for the first quarter of 2002, approximately the same as in 2001. In absolute dollar amounts, general and administrative expenses were approximately 6% higher in the first quarter of 2002 as compared to the fourth quarter of 2001. The increase in the dollar amount of general and administrative expenses was primarily attributable to increases in labor costs and continued investments in infrastructure.

The provisions for uncollectible accounts receivable before considering cash recoveries were approximately 1.8% in the first quarter of 2002, compared to 2% in both the fourth quarter of 2001 and the first quarter of 2001. The decrease in the provision resulted from continued improvements in billing and collecting processes. During the first quarter of 2002, we realized cash recoveries of approximately $2 million, compared to $5 million in the fourth quarter of 2001 and $16 million in the first quarter of 2001. The recoveries are the result of improved collection processes and are associated with aged accounts receivables reserved in 1999.

Debt expense of $15 million for the first quarter of 2002 was approximately $5 million lower than the the first quarter of 2001 due to lower effective interest rates and reduced debt balances.

Projections for 2002 and 2003

Based on the current conditions and recent experience, our current projections for 2002 remain unchanged, that is, normal operating earnings before depreciation and amortization, debt expense and taxes, or EBITDA, in the range of $350 million to $380 million. In the near term we expect recent expense trends to continue, and as a result EBITDA may be several million dollars lower in the second quarter of 2002 than in the first quarter. Our current projections for 2003 are for EBITDA to be in the same range as in 2002, that is, $350 million to $380 million.

These projections assume minimal acquisitions, an internal growth rate of the number of dialysis treatments of approximately 3%-4%, no increase in the Medicare composite rate, minimal incremental revenue from our laboratory beginning in May 2002 due to the change in payment status, some reduction in the levels of revenues from physician prescribed pharmaceuticals due to changes in reimbursement policies, incremental legal and other expenses of approximately $6 million to $12 million per year related to the OIG subpoena and the associated government investigation, and underlying cost growth trends consistent with recent years, with additional substantial investments in infrastructure, process improvement initiatives and training planned for 2002 and 2003. These and other underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. Additionally, the renegotiation or restructuring of unfavorable managed care contracts, medical director agreements or other arrangements may result in future impairments or other charges. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the Department of Justice or the Office of Inspector General of the Department of Health and Human Services in any pending or future review of our business, or otherwise.

Significant new accounting standards

We have adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, goodwill is not amortized effective January 1, 2002. SFAS No. 142 also requires that the goodwill balance be regularly assessed for possible valuation impairment and that there be an impairment charge against current earnings if the recorded goodwill balance exceeds fair value. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by approximately $6.3 million net of tax, for the first quarter of 2001 and net income and diluted earnings per share would have been approximately $37.3 million and $0.41 per share.

SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Other than expanding discontinued operations treatment, previously applied only to operating segments, SFAS No. 144 does not fundamentally alter the provisions of SFAS No. 121. Adoption of this standard did not have a material impact on our financial position or results of operations.

Liquidity and capital resources

Cash flow from operations during the first quarter of 2002 amounted to $85 million. The non-operating cash outflows included paying down long-term debt by $20 million, repurchasing approximately 2.9 million shares of common stock at a total cost of $68 million and investing $16 million in capital assets.

In March 2002, we initiated a recapitalization plan that includes the repurchase of up to 20 million shares of our common stock in a modified dutch auction tender offer at prices ranging from $22 to $26 per share at a total potential cost of up to $520 million plus fees and the repurchase of all of our $225 million outstanding 9 1/4% Senior Subordinated Notes due 2011 at a total cost of approximately $265 million. On April 26, 2002, we completed our repurchase of the outstanding 9 1/4% Senior Subordinated Notes due 2011. Our tender offer for our common stock has been extended until May 17, 2002. We have secured a new senior credit facility arrangement for up to $1.15 billion to finance these repurchases and to pay down all outstanding amounts under our previous existing senior credit facilities. Our common stock has recently been trading below the tender offer range. As of the filing of this report, we are considering all options available regarding the stock tender, including completing the tender on the existing terms, lowering the price range and terminating the tender offer.

The new senior credit facility consists of a Term Loan A for up to $150 million and a Term Loan B for up to $850 million and a $115 million revolving credit facility. The Term Loan A and the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.50% to 2.75% based on our leverage ratio. The Term Loan B bears interest at LIBOR plus 3.00%. As of the filing of this report, $380 million of the Term Loan B has been drawn. We have no obligation to draw the remaining amounts of the Term Loan A or the Term Loan B. If the entire $1 billion term credit facility is drawn, the aggregate annual amortization of principal will range from $15 million to $51 million in years one through five, $404 million in years six and seven, and the balance will be due not later than 2009. The entire credit facility is secured by all of our personal property and that of all of our wholly-owned subsidiaries, along with all of the stock of our subsidiaries.

Continental U.S. accounts receivable at March 31, 2002 amounted to $337 million, an increase of approximately $13 million during the quarter. The first quarter continental U.S. accounts receivable balance represented approximately 73 days of revenue, an increase of approximately 1 day for the quarter.

Our current plans continue to call for a significant increase in capital expenditures this year, including significant investment expenditures for information technology projects and for new dialysis centers, relocations and expansions.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2002, there have been no material changes in our market risk exposure from that reported in our Form 10-K for the fiscal year ended December 31, 2001.

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

Approximately 42% to 44% of our continental U.S. dialysis revenues are generated from patients who have private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates they pay us may increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

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

The administration of EPO and other drugs accounts for approximately 35% to 40% of our net operating revenue. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement rates and rules, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of EPO and other drugs. For example, some of the Medicare intermediaries throughout the U.S. are seeking to implement local medical review policies for EPO and vitamin D analogs that would, effectively, limit utilization of and reimbursement for these drugs.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net income and cash flows.

Approximately 51% to 53% of our continental U.S. dialysis revenues were generated from patients who had Medicare as their primary payor.

The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. These rates have declined over 70% in real dollars since 1972. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. There was no increase to the composite rate for 2002. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net income and cash flows would be adversely affected.

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

If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO and other pharmaceuticals is approximately 40% to 42% of our total Medicare revenue. If these pharmaceuticals were included in the composite rate, and if the composite rate were not increased sufficiently, our operating earnings and cash flows could decrease substantially. Reductions in current reimbursement rates for EPO or other pharmaceuticals would also reduce our net earnings and cash flows.

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

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of March 31, 2002, the agreements with medical directors at 52 centers required renewal on or before March 31, 2003. This includes agreements with terms expiring on or before March 31, 2003 and those with automatic renewal terms that will expire on or before March 31, 2003 if we or the medical director elect not to renew the agreement. In the twelve months ended March 31, 2002, we renewed agreements with medical directors at 14 centers, and were unable to renew one medical director agreement covering six centers. We have engaged replacement medical directors at these six centers, and the former medical director group is competing with us in a joint venture with another dialysis provider.

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

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. This shortage limits our ability to expand our operations. We also have a high personnel turnover rate in our dialysis centers. Turnover has been the highest among our technicians, nurses and unit secretaries. Recent efforts to reduce this turnover may not succeed. If we are not successful, or if we are unable to hire skilled clinical personnel when needed, our operations and our same center growth will be negatively impacted.

Adverse developments with respect to EPO could materially reduce our net income and cash flows and affect our ability to care for our patients.

Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen has developed a new product, NESP, that may replace EPO or reduce its use with dialysis patients. We cannot predict if or when NESP will be introduced to the U.S. dialysis market, nor what its cost and reimbursement structure will be. Increases in the cost of EPO and the introduction of NESP could have a material adverse effect on our net income and cash flows.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues and earnings.

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

The pending federal review of some of our practices and third-party carrier review of our laboratory subsidiary could result in substantial penalties against us.

We are voluntarily cooperating with the United States Attorney’s Office and HHS Office of Inspector General in Philadelphia in a review of some of our practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services. In addition, our Florida-based laboratory subsidiary is the subject of a third-party carrier review of claims it has submitted for Medicare reimbursement. The DOJ has also requested and received information regarding the laboratory. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

Our rollout of new information technology systems may significantly disrupt our billing and collection activity, may not work as planned and could have a negative impact on our results of operations and financial condition.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on March 31, 2002, these cash bonuses would total approximately $78 million. These compensation programs may affect the price an acquirer would be willing to pay.

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

Items 2 and 3 are not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 11, 2002.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors were elected at the meeting with the number of votes cast for each director or withheld from each director set forth after the director’s respective name.

Name	Votes for Director	Authority Withheld
Nancy-Ann DeParle	74,921,086	1,517,868
Richard B. Fontaine	75,372,944	1,066,010
Peter T. Grauer	75,372,483	1,066,471
C. Raymond Larkin, Jr.	74,976,272	1,462,682
John M. Nehra	74,976,872	1,462,082
William L. Roper	75,371,783	1,067,171
Kent J. Thiry	64,607,023	11,831,931

Proposal 2 submitted to our stockholders at the meeting was the approval of our proposed 2002 Equity Compensation Plan. The votes were cast as follows:

For	Against	Abstain
59,999,276	16,345,516	94,162

Item 5 is not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Description

10.1
Credit Agreement, dated as of April 26, 2002, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent (the “Credit Agreement”). ✓**

10.2
Amendment No. 1, dated as of May 9, 2002 to the Credit Agreement by and among DaVita, Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent. ✓

10.3
Security Agreement, dated as of April 26, 2002, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement. ✓

10.4	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement. ✓

10.5	2002 Equity Compensation Plan (1)*

10.6	Employment Agreement, dated as of April 1, 2001, by and between DaVita Inc. and Richard K. Whitney.✓*

12.1	Ratio of earnings to fixed charges.✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

(1)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

(b)     Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date:  May 14, 2002

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s chief accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Credit Agreement, dated as of April 26, 2002, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent (the “Credit Agreement”). ✓**

10.2
Amendment No. 1, dated as of May 9, 2002 to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent. ✓

10.3
Security Agreement, dated as of April 26, 2002, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement. ✓

10.4	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement. ✓

10.5	2002 Equity Compensation Plan (1)*

10.6	Employment Agreement, dated as of April 1, 2001, by and between DaVita Inc. and Richard K. Whitney.✓*

12.1	Ratio of earnings to fixed charges.✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

(1)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.