Form 10-Q
period 2002-06-30
DAVITA INC
filed 2002-08-07
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended June 30, 2002

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

As of July 31, 2002, there were approximately 63.9 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note: Items 3 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$137,020	$36,711
Accounts receivable, less allowance of $54,765 and $52,475	347,064	333,546
Inventories	31,769	34,901
Other current assets	13,852	9,364
Deferred income taxes	61,607	60,142

Total current assets	591,312	474,664
Property and equipment, net	267,335	252,778
Amortizable intangibles, net	67,987	73,108
Investments in third-party dialysis businesses	3,449	4,346
Other long-term assets	1,876	2,027
Goodwill	852,691	855,760

	$1,784,650	$1,662,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$77,374	$74,630
Other liabilities	98,739	111,164
Accrued compensation and benefits	94,880	88,826
Current portion of long-term debt	8,299	9,034
Income taxes payable	11,036	15,027

Total current liabilities	290,328	298,681
Long-term debt	1,316,153	811,190
Other long-term liabilities	6,077	5,012
Deferred income taxes	37,045	23,441
Minority interests	21,613	20,722
Shareholders’ equity:
Preferred stock ($0.001 par value; 5,000,000 shares authorized; none issued or outstanding)
Common stock ($0.001 par value, 195,000,000 shares authorized; 88,033,939 and 85,409,037 shares issued)	88	85
Additional paid-in capital	507,788	467,904
Retained earnings	100,356	56,008
Treasury stock, at cost (20,716,437 and 888,700 shares)	(494,798)	(20,360)

Total shareholders’ equity	113,434	503,637

	$1,784,650	$1,662,683

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net operating revenues	$442,677	$400,640	$870,342	$786,857
Operating expenses:
Dialysis centers and labs	300,552	271,545	592,186	532,519
General and administrative	42,024	32,417	78,077	64,230
Depreciation and amortization	15,698	26,624	31,503	52,772
Provision for uncollectible accounts	5,882	(378)	11,137	(8,563)
Impairments and valuation adjustments	(2,390)		(2,390)

Total operating expenses	361,766	330,208	710,513	640,958

Operating income	80,911	70,432	159,829	145,899
Other income, net	3,283	1,120	3,848	2,468
Debt expense	17,139	18,715	32,211	38,439
Minority interests in income of consolidated subsidiaries	(2,827)	(2,269)	(5,260)	(4,726)

Income before income taxes and extraordinary item	64,228	50,568	126,206	105,202
Income tax expense	26,500	22,000	52,500	45,700

Income before extraordinary item	37,728	28,568	73,706	59,502
Extraordinary (loss) gain related to early extinguishment of debt, net of tax of $19,572 in 2002 and $652 in 2001	(29,358)	977	(29,358)	977

Net income	$8,370	$29,545	$44,348	$60,479

Comprehensive income	$8,370	$29,545	$44,348	$60,479

Basic earnings per share:
Income before extraordinary item	$0.47	$0.34	$0.91	$0.72
Extraordinary (loss) gain, net of tax	(0.37)	0.01	(0.36)	0.01

Net income	$0.10	$0.35	$0.55	$0.73

Diluted earnings per share:
Income before extraordinary item	$0.43	$0.32	$0.83	$0.67
Extraordinary (loss) gain, net of tax	(0.30)	0.01	(0.29)	0.01

Net income	$0.13	$0.33	$0.54	$0.68

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$44,348	$60,479
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,503	52,772
Impairments and valuation adjustments	(2,390)
(Gain) loss on divestitures	(462)	362
Deferred income taxes	11,843	4,469
Non-cash debt expense	1,526	1,155
Stock options, principally tax benefits	16,304	9,931
Equity investment (income)	(960)	(1,070)
Minority interests in income of consolidated subsidiaries	5,260	4,726
Extraordinary loss (gain)	29,358	(977)
Changes in operating assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(20,471)	(2,368)
Inventories	2,436	(23,456)
Other current assets	(4,533)	(957)
Other long-term assets	151	137
Accounts payable	9,315	4,031
Accrued compensation and benefits	6,367	9,143
Other current liabilities	(536)	13,485
Income taxes payable	15,878	2,767
Other long-term liabilities	1,118	129

Net cash provided by operating activities	146,055	134,758

Cash flows from investing activities:
Additions of property and equipment, net	(43,691)	(18,583)
Acquisitions and divestitures, net	(1,426)	(51,124)
Investments in affiliates, net	1,857	20,646
Intangible assets	(30)	(10)

Net cash used in investing activities	(43,290)	(49,071)

Cash flows from financing activities:
Borrowings	1,323,335	1,305,824
Payments on long-term debt	(819,107)	(1,331,617)
Debt redemption premium	(40,910)
Deferred financing costs	(10,781)	(9,972)
Purchases of treasury stock	(474,438)	(2,494)
Proceeds from issuance of common stock	23,583	10,295
Distributions to minority interests	(4,138)	(3,672)

Net cash used in financing activities	(2,456)	(31,636)

Net increase in cash	100,309	54,051
Cash and cash equivalents at beginning of period	36,711	31,207

Cash and cash equivalents at end of period	$137,020	$85,258

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.    Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenues and bad debt provisions, and, correspondingly, accounts receivable. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

2.    Significant new accounting standards

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, goodwill is not amortized effective January 1, 2002. SFAS No. 142 also requires that the goodwill balance be regularly assessed for possible valuation impairment and that there be an impairment charge against current earnings if the recorded goodwill balance exceeds fair value. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by approximately $6,300 and $12,600 net of tax, for the three and six months ended June 30, 2001. Income before extraordinary item and diluted income before extraordinary item per share would have been approximately $34,900 and $72,100 and $0.38 and $0.80 per share for the same periods.

3.    Recapitalization and shareholders’ equity

In March 2002, the Company initiated a recapitalization plan consisting of debt restructuring and repurchases of common stock.

On April 26, 2002 the Company completed the initial phase of the recapitalization plan by repurchasing all of its $225,000 outstanding 9¼% Senior Subordinated Notes due 2011 at a total cost of approximately $266,000. The difference between the reacquisition price and the net carrying amount of the Senior Subordinated Notes, together with the write-off of deferred financing costs associated with extinguishing the existing senior credit facilities and notes, resulted in a net extraordinary loss of $29,358.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

On June 6, 2002, the Company completed the next phase of the recapitalization plan with the repurchase of 16,682,337 shares of its common stock for approximately $402,000, or $24 per share, through a modified dutch auction tender offer.

On May 30, 2002, the Company’s Board of Directors authorized management to repurchase up to an additional $225,000 of common stock over the next eighteen months. As of June 30, 2002, 199,700 shares had been purchased for $4,748. As of July 31, 2002, 3,676,200 shares at a cost of $78,652, have been repurchased under this authorization. For the six months ended June 30, 2002, stock repurchases totaled 19,827,737 shares for a total cost of approximately $474,000, or a composite average of $23.93 per share.

The Company secured a new senior credit facility agreement in the amount of $1,115,000 to finance these transactions and to pay down all outstanding amounts under the previously existing senior credit facilities. The new senior credit facility consists of a Term Loan A for $150,000, a Term Loan B for $850,000 and a $115,000 undrawn revolving credit facility, which includes up to $50,000 available for letters of credit. The Term Loan A and the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on the Company’s leverage ratio. The Term Loan B bears interest at LIBOR plus 3.00%. As of June 30, 2002, $850,000 of the Term Loan B had been drawn. The Company is currently evaluating its current and future liquidity requirements for potential borrowings under the Term Loan A but has no obligation to draw the loan. The lenders’ commitment to fund the undrawn portion of the Term Loan A will expire in January 2003. If the entire $1,000,000 term credit facility is drawn, the aggregate annual principal reductions will range from $16,000 to $51,000 in years one through five, and will be $403,000 in each of years six and seven, with the balance due not later than 2009. The new senior credit facility is secured by all personal property of the Company and its wholly-owned subsidiaries, along with the stock of the Company’s subsidiaries. The new senior credit facility also contains certain financial and operating covenants and limits the Company’s investments. As of June 30, 2002, the Company was in compliance with the financial and operating covenants of the credit facility in all material respects.

Long-term debt was comprised of the following:

	June 30, 2002	December 31, 2001
Senior secured credit facilities	$846,075	$114,000
Senior subordinated notes, 9¼%, due 2011	—	225,000
Convertible subordinated notes, 7%, due 2009	345,000	345,000
Convertible subordinated notes, 5 5/8%, due 2006	125,000	125,000
Acquisition obligations and other notes payable	512	5,455
Capital lease obligations	7,865	5,769

	1,324,452	820,224
Less current portion	(8,299)	(9,034)

	$1,316,153	$811,190

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Scheduled maturities of long-term debt at June 30, 2002 were as follows:

2002	3,559
2003	9,518
2004	8,993
2005	8,877
2006	133,930
2007	307,042
Thereafter	852,533

4.    Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Basic:
Income before extraordinary item	$37,728	$28,568	$73,706	$59,502

Weighted average shares outstanding during the period	79,743	83,548	81,324	82,997
Vested deferred stock units	42		42

Weighted average shares for basic earnings per share calculations	79,785	83,548	81,366	82,997

Basic income before extraordinary item per share	$0.47	$0.34	$0.91	$0.72

Diluted:
Income before extraordinary item	$37,728	$28,568	$73,706	$59,502
Debt expense savings, net of tax, resulting from assumed conversion of convertible debt	4,915	1,055	9,830	2,111

Income before extraordinary item for diluted earnings per share calculations	$42,643	$29,623	$83,536	$61,613

Weighted average shares outstanding during the period	79,743	83,548	81,324	82,997
Vested deferred stock units	42		42
Assumed incremental shares from stock option plans	3,238	4,266	3,570	4,386
Assumed incremental shares from convertible debt	15,394	4,879	15,394	4,879

Weighted average shares for diluted earnings per share calculations	98,417	92,693	100,330	92,262

Diluted income before extraordinary item per share	$0.43	$0.32	$0.83	$0.67

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

For the three and six months ended June 30, 2002, the calculation of diluted earnings per share includes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes. For the three and six months ended June 30, 2001, the calculation of diluted earnings per share includes conversion of the 5 5/8% convertible subordinated notes, but does not include conversion of the 7% convertible subordinated notes as they were anti-dilutive.

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period, which were not included in the computation of earnings per share assuming dilution because they were anti-dilutive, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Shares associated with stock options not included in computation (shares in 000’s)	978	1,544	808	1,637
Exercise price range of shares not included in computation:
Low	$24.06	$18.10	$23.84	$17.44
High	$33.00	$33.00	$33.00	$33.00

5.    Impairments and valuation adjustments

Impairments and valuation adjustments for the quarter ended June 30, 2002, consisted of the following:

Losses (gains):
Continental U.S. operations	$(1,001)
Non-continental U.S. operations	(1,389)

$(2,390)

The impairments and valuation adjustments net gain of $1,001 recognized in the second quarter of 2002 for continental U.S. operations consisted of a realized gain of approximately $2,200 on a previously impaired investment offset by certain operating asset impairment losses. On June 1, 2002, the Company completed the divestiture of its remaining non-continental U.S. operations, all of which were located in Puerto Rico. As a result, the Company also recognized a recovery gain of $1,389 on assets previously impaired in contemplation of the closing of this sale.

6.    Contingencies

Health care provider revenues may be subject to adjustment as a result of (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; (4) retroactive applications or interpretations of governmental requirements; and (5) claims for refunds from private payors.

The Company’s Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has issued formal overpayment determinations in the amount of $5,600 for the review period from January 1995 to April 1996 and $15,000 for the review period from May 1996

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

to March 1998. The carrier also has determined that $16,100 of the suspended claims for the review period from April 1998 to August 1999 and $11,600 of the suspended claims for the review period from August 1999 to May 2000 were not properly supported by the prescribing physicians’ medical justification. The carrier has alleged that approximately 99% of the tests the laboratory billed for the review period from January 1995 to April 1996, 96% of the tests billed for the period from May 1996 to March 1998, 70% of the tests billed for the period from April 1998 to August 1999, and 72% of the tests billed for the period from August 1999 to May 2000 were not properly supported by the prescribing physicians’ medical justification. In March 2002, the carrier requested selected patient records for two additional review periods, June 2000 to December 2000 and December 2000 to May 2001, which the Company provided in May 2002.

The Company is disputing the carrier’s determinations and has provided supporting documentation of its claims. The Company has initiated the process of a formal review of each of the carrier’s determinations. The first step in this formal review process is a hearing before a hearing officer at the carrier. The hearing regarding the initial review period from January 1995 to April 1996 was held in July 1999. In January 2000, the hearing officer issued a decision upholding the overpayment determination of $5,600. The hearing regarding the second review period from May 1996 to March 1998 was held in April 2000. In July 2000, the hearing officer issued a decision upholding $14,200 of the overpayment determination. The Company filed a consolidated appeal of both decisions to a federal administrative law judge.

The judge divided the appeal into two separate hearings. The first took place in January 2002 and addressed the validity of the two statistical samples the carrier used to support its determinations. In June 2002, the administrative law judge ruled that the sampling procedures and extrapolations used as the basis of the Medicare carrier’s overpayment determinations were invalid. This decision invalidated the carrier’s overpayment determinations for the first two review periods, totaling $19,800. The judge’s decision did not address the individual claims in the two samples that were used to support the overpayment extrapolations, which were to be addressed in the second hearing. These claims totaled approximately $90. The Company has withdrawn its appeal of the carrier’s decisions with respect to these $90 in claims. The judge has not yet entered her final order but is expected to do so shortly. After the entry of the final order there is a 60-day period in which the Medicare Appeals Council can decide to review the decision.

We are also appealing the carrier’s decisions with respect to the third and fourth review periods. These appeals are still at the carrier hearing officer level. For the fifth and sixth review periods, the carrier is reviewing the records we have submitted and has not yet made an initial determination. The administrative law judge’s decision on the first two review periods does not impact the remaining four review periods in any way, as each review period is evaluated independently. Moreover, the carrier’s sampling procedures have varied from period to period, and the conclusions the judge arrived at with respect to the first two periods may not hold for the subsequent periods.

In addition to the formal appeal process with the carrier and the federal administrative law judge, beginning in the third quarter of 1999 the Company sought a meeting with the Department of Justice, or DOJ, to begin a process to resolve this matter. The carrier had previously informed the local office of the DOJ and the Department of Health and Human Services, or HHS, of this matter and the Company had provided requested information to the DOJ. The Company met with the DOJ in February 2001, at which time the DOJ requested additional information, which the Company provided in September 2001. The discussions with the DOJ are ongoing.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

The carrier had also previously suspended all payments of Medicare claims from the laboratory beginning in May 1998. In May 2002, the carrier lifted the payment suspension, and will begin paying the laboratory’s Medicare claims with dates of service as early as June 2001. The carrier is also conducting a study of the utilization of dialysis-related laboratory services. During the study period, estimated to be at least 90 days, the carrier will suspend all of its previously existing dialysis laboratory prepayment screens. The purpose of the study is to determine what ongoing program safeguards are appropriate. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may ultimately implement as a result of its study. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and refund if determined inappropriate.

The timing of the final resolution of this matter is highly uncertain and beyond the Company’s control or influence. If this matter is resolved in a manner adverse to the Company, the government could impose additional fines and penalties, which could be substantial. During 2000, the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Because of the recent lifting of the payment suspension, the carrier will be processing payments beginning in the third quarter of 2002. For the prior period billings, the Company will recognize revenue only to the extent that the carrier makes payments to the laboratory and the risk of potential refund of such payments is considered minimal. For current period billings, the Company will assess what, if any, revenue should be recognized based on the carrier’s payment of current period claims and the outcome of the carrier’s study.

The Medicare carrier for our Minnesota laboratory is conducting a post-payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review being conducted at our Florida laboratory. At this time, the Company is unable to determine how long it will take the carrier to complete this review. There is currently no overpayment determination with respect to the Minnesota laboratory. The DOJ has also requested information with respect to this laboratory, which the Company has provided. Medicare revenues at the Minnesota laboratory, which was much smaller than the Florida laboratory, were approximately $15,000 for the period under review. In November 2001, the Company closed the Minnesota laboratory and combined the operations of this laboratory with its Florida laboratory.

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s office. In May 2002, the Company received a subpoena from the Philadelphia office of the Office of Inspector General for HHS, or OIG. The subpoena requires an update to the information the Company provided in its response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1, 1996 to the present. The Company has provided some documents, and will provide additional documents requested over the next several months. The inquiry remains at an early stage. As it proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

In addition to the foregoing, DaVita is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional pending proceedings, whether the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	RTC	Non- guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of June 30, 2002
Cash and cash equivalents	$137,009	$11			$137,020
Accounts receivable, net	204,257	114,012	$28,795		347,064
Other current assets	83,194	21,276	2,758		107,228

Total current assets	424,460	135,299	31,553		591,312
Property and equipment, net	175,838	67,447	24,050		267,335
Investments in subsidiaries	353,710			$(353,710)
Receivables from subsidiaries	138,814			(138,814)
Amortizable intangible assets, net	45,938	15,120	6,929		67,987
Other assets	4,549	735	41		5,325
Goodwill	464,754	281,512	106,425		852,691

Total assets	$1,608,063	$500,113	$168,998	$(492,524)	$1,784,650

Current liabilities	$275,243	$10,620	$4,465		$290,328
Payables to subsidiaries/parent		114,106	24,708	$(138,814)
Long-term liabilities	1,219,386	135,250	4,639		1,359,275
Minority interests				21,613	21,613
Shareholders’ equity	113,434	240,137	135,186	(375,323)	113,434

Total liabilities and shareholders’ equity	$1,608,063	$500,113	$168,998	$(492,524)	$1,784,650

As of December 31, 2001
Cash and cash equivalents	$34,949	$1,762			$36,711
Accounts receivable, net	195,074	111,413	$27,059		333,546
Other current assets	81,021	21,142	2,244		104,407

Total current assets	311,044	134,317	29,303		474,664
Property and equipment, net	169,675	59,717	23,386		252,778
Investments in subsidiaries	326,751			$(326,751)
Receivables from subsidiaries	160,150			(160,150)
Amortizable intangible assets, net	49,479	16,294	7,335		73,108
Other assets	5,649	680	44		6,373
Goodwill	470,150	279,185	106,425		855,760

Total assets	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

Current liabilities	$283,387	$10,728	$4,566		$298,681
Payables to subsidiaries/parent		140,548	19,602	$(160,150)
Long-term liabilities	705,874	128,976	4,793		839,643
Minority interests				20,722	20,722
Shareholders’ equity	503,637	209,941	137,532	(347,473)	503,637

Total liabilities and shareholders’ equity	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the six months ended June 30, 2002
Net operating revenues	$559,773	$279,795	$93,988	$(63,214)	$870,342
Operating expenses	478,314	224,360	71,053	(63,214)	710,513

Operating income	81,459	55,435	22,935		159,829
Other income	3,843		5		3,848
Debt expense	26,470	3,458	2,283		32,211
Minority interests				(5,260)	(5,260)
Income taxes	30,713	21,781	6		52,500
Equity earnings in consolidated subsidiaries	45,587			(45,587)
Extraordinary item	(29,358)				(29,358)

Net income	$44,348	$30,196	$20,651	$(50,847)	$44,348

For the six months ended June 30, 2001
Net operating revenues	$506,064	$253,247	$89,822	$(62,276)	$786,857
Operating expenses	424,649	210,732	67,853	(62,276)	640,958

Operating income	81,415	42,515	21,969		145,899
Other income	2,511	(43)			2,468
Debt expense	32,369	3,446	2,624		38,439
Minority interests				(4,726)	(4,726)
Income taxes	28,880	16,820			45,700
Equity earnings in consolidated subsidiaries	36,825			(36,825)
Extraordinary gain	977				977

Net income	$60,479	$22,206	$19,345	$(41,551)	$60,479

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	RTC	Non- guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the six months ended June 30, 2002
Cash flows from operating activities:
Net income	$44,348	$30,196	$20,651	$(50,847)	$44,348
Changes in operating and intercompany assets and liabilities and non cash items included in net income	81,837	(17,460)	(13,517)	50,847	101,707

Net cash provided by operating activities	126,185	12,736	7,134	—	146,055

Cash flows from investing activities:
Purchases of property and equipment, net	(25,793)	(14,840)	(3,058)		(43,691)
Acquisitions and divestitures, net	(47)	(1,379)			(1,426)
Other items	1,827				1,827

Net cash used in investing activities	(24,013)	(16,219)	(3,058)		(43,290)

Cash flows from financing activities:
Long-term debt, net	502,434	1,732	62		504,228
Other items	(502,546)		(4,138)		(506,684)

Net cash provided (used in) financing activities	(112)	1,732	(4,076)		(2,456)

Net increase (decrease) in cash	102,060	(1,751)	—		100,309
Cash at the beginning of the period	34,949	1,762	—		36,711

Cash at the end of the period	$137,009	$11	$—	$—	$137,020

For the six months ended June 30, 2001
Cash flows from operating activities:
Net income	$60,479	$22,206	$19,345	$(41,551)	$60,479
Changes in operating and intercompany assets and liabilities and non cash items included in net income	66,215	(21,340)	(12,147)	41,551	74,279

Net cash provided by operating activities	126,694	866	7,198	—	134,758

Cash flows from investing activities:
Purchases of property and equipment, net	(11,748)	(2,881)	(3,954)		(18,583)
Acquisitions and divestitures, net	(51,124)				(51,124)
Other items	20,611		25		20,636

Net cash used in investing activities	(42,261)	(2,881)	(3,929)		(49,071)

Cash flows from financing activities:
Long-term debt, net	(26,347)	151	403		(25,793)
Other items	(2,171)		(3,672)		(5,843)

Net cash provided (used in) financing activities	(28,518)	151	(3,269)		(31,636)

Net increase (decrease) in cash	55,915	(1,864)	—		54,051
Cash at the beginning of the period	29,336	1,871	—		31,207

Cash at the end of the period	$85,251	$7	$—	$—	$85,258

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from PPO and private and indemnity patients and from ancillary services including the administration of pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, the ongoing review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the Department of Justice, the ongoing review by the US Attorney’s Office and the HHS Office of Inspector General in Philadelphia and the Company’s ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

Continental U.S. and non-continental U.S. operating revenues and operating expenses were as follows (dollars in millions):

	Quarter ended
	June 30, 2002		March 31, 2002		June 30, 2001
Revenues:
Continental U.S.	$441	99%	$424	99%	$397	99%
Non-continental U.S.	2	1%	4	1%	4	1%

	$443	100%	$428	100%	$401	100%

Operating expenses:
Continental U.S.	$362	99%	$345	99%	$316	99%
Non-continental U.S.	2	1%	4	1%	4	1%

	$364	100%	$349	100%	$320	100%

Consolidated operating income	$79		$79		$81

The Company’s divestiture of its dialysis operations outside the continental United States was substantially completed during 2000, reducing the number of dialysis centers that we operated outside the continental United States from 84 to two. On June 1, 2002, we completed the divestiture of our remaining non-continental U.S. operations, all of which were located in Puerto Rico.

Continental U.S. operations
(dollars in millions)

	Quarter ended
	June 30, 2002		March 31, 2002		June 30, 2001
Revenues	$441	100%	$424	100%	$397	100%

Operating expenses:
Dialysis centers and labs	298	68%	288	68%	269	68%
General and administrative	42	10%	36	8%	32	8%
Depreciation and amortization for identified intangibles	16	4%	16	4%	16	4%
Provision for uncollectible accounts (excluding recoveries of $2, $2 and $9 associated with amounts reserved in 1999)	8	2%	7	2%	8	2%

	364	82%	347	82%	325	82%

Operating income (excluding recoveries and impairments and valuation adjustments and before goodwill amortization in 2001)	$77	18%	$77	18%	$72	18%

Goodwill amortization (effective prior to 2002)					(10)

Operating income (excluding recoveries)					$62	15%

Impairments and valuation gains:
Continental U.S. operations	$(1)
Non-continental U.S. operations	(1)

	$(2)

Dialysis treatments (000’s)	1,487		1,434		1,409
Average dialysis treatments per treatment day	19,062		18,767		18,068
Average dialysis revenue per dialysis treatment	$291		$290		$276

Net operating revenues for the continental U.S. operations were $441 million for the second quarter of 2002, an increase of 11% from the second quarter of 2001. Approximately one-half of the increase in revenue was due to higher average revenue per treatment and approximately one-half was due to the increase in the number of treatments. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $291 for the second quarter of 2002, compared to $276 for the same period of 2001. The increase in average revenue per treatment was principally due to increases in our standard fee schedules (impacting non-contract commercial revenue), changes in mix and intensity of physician-prescribed pharmaceuticals, and continued improvements in revenue capture, billing and collecting operations, and payor contracting. The increase in the number of treatments was principally attributable to same center growth, which was 4.5% in the second quarter of 2002 compared to 2.8% in the second quarter of 2001. We expect the same center growth rate to remain in the range of 3.0% to 5.0% for the remainder of 2002 and into 2003. Other operating revenues were approximately $9 million in the second quarter of 2002, an increase of approximately $1 million from the second quarter of 2001.

Second quarter 2002 net operating revenues increased approximately 4% from the first quarter of 2002. The increase was largely attributable to additional treatment days in the second quarter, which resulted in an increase in the overall number of dialysis treatments. The average dialysis treatments per day increased approximately 1.6% from the first quarter of 2002.

Center operating expenses remained at approximately 68% of net operating revenues for continental U.S. operations for all three periods presented. On a per-treatment basis, center operating expenses for the second quarter of 2002 were approximately $1 lower than the first quarter of 2002, and were approximately $10 higher than the second quarter of 2001. The decrease from the first quarter of 2002 was principally due to improvements in labor productivity more than offsetting labor rate increases in the second quarter of 2002. The increase from the second quarter of 2001 was attributable to higher labor and drug costs.

General and administrative expenses were approximately 10% of net operating revenues for continental U.S. operations for the second quarter of 2002 as compared to approximately 8% in the first quarter of 2002 and the second quarter of 2001. In absolute dollars, general and administrative expenses for the second quarter of 2002 were approximately 17% higher than in the first quarter of 2002. The increase in the dollar amount of general and administrative expenses was due primarily to higher labor costs, continued investments in infrastructure to develop new operating and billing systems, and higher legal costs relating to the laboratory and U.S. Attorney’s reviews and other compliance initiatives.

The provisions for uncollectible accounts receivable before considering cash recoveries were approximately 1.8% in the second and first quarters of 2002, as compared to 2% in the second quarter of 2001. During each of the second quarter and first quarters of 2002, we realized cash recoveries of $2 million as compared to $9 million in the second quarter of 2001. The recoveries continue to be the result of improved collection processes and are associated with aged accounts receivables reserved in 1999.

The impairments and valuation adjustments net gain of approximately $1 million recognized in the second quarter of 2002 for continental U.S. operations consisted of a realized gain of approximately $2 million on a previously impaired investment offset by certain operating asset impairment losses. On June 1, 2002, we completed the divestiture of our remaining non-continental U.S. operations, all of which were located in Puerto Rico. As a result, we also recognized a recovery gain of approximately $1 million on assets previously impaired in contemplation of the closing of this sale.

Debt expense of $17 million for the second quarter of 2002 was approximately $2 million lower than the second quarter of 2001 due to lower effective interest rates and a lower average debt balance during the second quarter of 2002. Debt expense in future quarters will be higher due to the additional borrowings in conjunction with our recapitalization.

Projections for 2002 and 2003

Based on current conditions and recent experience, our current projections for 2002 are for normal operating earnings before depreciation and amortization, debt expense and taxes, or EBITDA, to be in the range of $360 million to $380 million. Our current projections for 2003 are for EBITDA to be in the same range as for 2002. See Note 6 of the condensed consolidated financial statements in this report regarding the laboratory contingencies and recent developments, which could potentially result in an increase to the projected earnings.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from non-governmental payors and from the administration of pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, and the ongoing review by the United States Attorney’s Office and the OIG. Additionally, the termination or restructuring of managed care contracts, medical director agreements or other arrangements may result in future impairments or otherwise negatively affect our operating results. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Significant new accounting standards

We have adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, goodwill is not amortized effective January 1, 2002. SFAS No. 142 also requires that the goodwill balance be regularly assessed for possible valuation impairment and that there be an impairment charge against current earnings if the recorded goodwill balance exceeds fair value. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by approximately $6.3 million and $12.6 million net of tax, for the three and six months ended June 30, 2001. Income before extraordinary item and diluted income before extraordinary item per share would have been approximately $35 million and $72 million and $0.38 and $0.80 per share for the same periods.

Liquidity and capital resources

Cash flow from operations during the first six months of 2002 amounted to approximately $146 million. The non-operating cash outflows were primarily associated with the recapitalization transaction, as discussed below, and investments of approximately $44 million in center development, systems infrastructure and equipment.

In March 2002, we initiated a recapitalization plan consisting of debt restructuring and repurchases of common stock. On April 26, 2002 we completed the initial phase of the recapitalization plan by repurchasing all of our $225 million outstanding 9¼% Senior Subordinated Notes due 2011 at a total cost of approximately $266 million. The difference between the reacquisition price and the net carrying amount of the Senior Subordinated Notes together with the write-off of deferred financing costs associated with extinguishing the existing senior credit facilities and notes resulted in a net extraordinary loss of $29.3 million. On June 6, 2002, we completed the next phase of the recapitalization plan with the repurchase of 16,682,337 shares of our common stock for approximately $402 million, or $24 per share, through a modified dutch auction tender offer. On May 30, 2002, our Board of Directors authorized management to repurchase up to an additional $225 million of common stock over the next eighteen months. As of June 30, 2002, 199,700 shares had been purchased for approximately $4.7 million. As of July 31, 2002, approximately 3.7 million shares at a cost of approximately $79 million have been repurchased under this authorization. For the six months ended June 30, 2002, stock repurchases totaled 19,827,737 shares for a total cost of approximately $474 million, or a composite average of $23.93 per share.

We have secured a new senior credit facility agreement in the amount of $1,115 million to finance these transactions and to pay down all outstanding amounts under the previously existing senior credit facilities. The new senior credit facility consists of a Term Loan A for $150 million, a Term Loan B for $850 million and a $115 million undrawn revolving credit facility, which includes up to $50 million available for letters of credit. The Term Loan A and the revolving credit facility will bear interest at a rate equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on our leverage ratio. The Term Loan B bears interest at LIBOR plus 3.00%. As of June 30, 2002, $850 million of the Term Loan B had been drawn. We are currently evaluating our current and future liquidity requirements for potential borrowings under the Term Loan A but have no obligation to draw the loan. The lenders’ commitment to fund the undrawn portion of the Term Loan A will expire in January 2003. If the entire $1,000 million term credit facility is drawn, the aggregate annual principal reduction will range from $16 million to $51 million in years one through five, and will be $403 million in each of years six and seven, with the balance due not later than 2009. The new senior credit facility is secured by all our personal property and that of all our wholly-owned subsidiaries, along with the stock of our subsidiaries. The new senior credit facility also contains certain financial and operating covenants and limits our investments. As of June 30, 2002, we were in compliance with the financial and operating covenants of the credit facility in all material respects.

Continental U.S. accounts receivable at June 30, 2002 amounted to $347 million, an increase of approximately $10 million during the quarter. In both the second quarter of 2002 and first quarter of 2002, the continental U.S. accounts receivable balance represented approximately 73 days of revenue.

Our current plans continue to call for increases in capital expenditures, including significant investment expenditures for information technology projects and for new dialysis centers, relocations and expansions.

We believe that we will have sufficient liquidity and operating cash flows to fund our capital investments, scheduled debt service and planned stock repurchases over the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Fair value	Average interest Rate
	2002	2003	2004	2005	2006	2007
Long-term debt
Fixed rate					$125		$345	$470	$463	6.63%
Variable rate	$4	$8	$9	$9	$9	$307	$508	$854	$854	5.41%

RISK FACTORS

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, earnings before depreciation and amortization, debt expense and taxes, and capital expenditures. We base our forward-looking statements on information currently available to us, and we do not currently intend to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

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

Approximately 44% of our continental U.S. dialysis revenues are generated from patients who have private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates they pay us may increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

If we are unable to renegotiate material contracts with managed care plans on acceptable terms, we may experience a decline in same center growth and earnings.

We have contracts with some large managed care plans that include unfavorable terms. Although we are attempting to renegotiate the terms of these contracts, we cannot predict whether we will reach agreement on new terms or whether we will renew these contracts. As a result, we may lose numerous patients of these managed care plans and experience a decline in our same center growth, which would negatively impact our revenues and near-term earnings.

Changes in clinical practices and reimbursement rates or rules for EPO and other drugs could substantially reduce our revenue and earnings.

The administration of EPO and other drugs accounts for approximately 40% of our net operating revenue. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement rates and rules, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of EPO and other drugs. For example, some Medicare fiscal intermediaries are seeking to implement local medical review policies for EPO and vitamin D analogs that would, effectively, limit utilization of and reimbursement for these drugs.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net income and cash flows.

Approximately 51% of our continental U.S. dialysis revenues were generated from patients who had Medicare as their primary payor.

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

In legislation enacted in December 2000, Congress mandated government studies on whether:

•	The Medicare composite rate for dialysis should be modified to include an annual inflation increase—this study was due July 2002, but has not yet been delivered to Congress;

•
The Medicare composite rate for dialysis should be modified to include additional services, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate—this study was due July 2002, but has not yet been delivered to Congress; and

•
Reimbursement for many outpatient prescription drugs that we administer to dialysis patients should be reduced from the current rate of 95% of the average wholesale price. This study was completed; the resulting recommendations exclude most drugs administered during dialysis, but Congress has yet to act on these recommendations.

If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in the composite rate. In particular, Medicare revenue from EPO and other pharmaceuticals is approximately 42% of our total Medicare revenue. If these pharmaceuticals were included in the composite rate, and if the composite rate were not increased sufficiently, our operating earnings and cash flows could decrease substantially. Reductions in current reimbursement rates for EPO or other pharmaceuticals would also reduce our net earnings and cash flows.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our centers.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. In the twelve months ended June 30, 2002, we renewed the agreements with medical directors at 14 centers, and were unable to renew agreements covering six centers. In addition, as of June 30, 2002, there were 36 additional centers at which the medical director agreements required renewal on or before June 30, 2003.

We also may take actions to restructure existing relationships or take positions in negotiating extensions of relationships in order to assure compliance with anti-kickback and similar laws. These actions could negatively impact physicians’ decisions to extend their medical director agreements with us. In addition, if the terms of an existing agreement were found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement, or force the physician to stop referring patients to the centers.

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

Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen has developed a new product, Aranesp®, that may replace EPO or reduce its use with dialysis patients. We cannot predict if or when Aranesp® will be introduced to the U.S. dialysis market, what its cost and reimbursement structure will be, or how it may impact our revenues from EPO. Increases in the cost of EPO and the introduction of Aranesp® could have a material adverse effect on our net income and cash flows.

The pending federal review of some of our practices and third-party carrier review of our laboratory subsidiary could result in substantial penalties against us.

We are voluntarily cooperating with the United States Attorney’s Office and OIG in Philadelphia in a review of some of our practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services. In addition, our Florida-based laboratory subsidiary is the subject of a third-party carrier review of claims it has submitted for Medicare reimbursement. The DOJ has also requested and received information regarding the laboratory. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues and earnings.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, patient privacy laws, and federal and state anti-kickback laws. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has increased markedly since 2000.

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

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences, including:

•	Mandated practice changes that significantly increase operating expenses;

•	Suspension of payments from government reimbursement programs;

•	Refunds of amounts received in violation of law or applicable reimbursement program requirements;

•	Loss of required government certifications or exclusion from government reimbursement programs;

•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate; and

•	Fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.

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

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, requiring 60 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on June 30, 2002, these cash bonuses would total approximately $57 million. These compensation programs may affect the price an acquirer would be willing to pay.

We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change of control were at a premium price or favored by a majority of unaffiliated stockholders. Furthermore, we may adopt some of these measures without any further vote or action by our stockholders.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

The information in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Item 2.     Changes in Securities and Use of Proceeds

In connection with the tender offer for all of our $225 million outstanding 9¼% Senior Subordinated Notes due 2011, the holders of the notes consented to the elimination of the restrictive covenants in the notes. In April 2002, the Company completed the repurchase of the notes, all of which were tendered. Accordingly, none of the notes remain outstanding.

Item 3 is not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 11, 2002. Please refer to Item 4 in our 10-Q for the quarter ended March 31, 2002, which was filed on May 14, 2002, and which contains the information called for by this item.

Item 5 is not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.✓

99.1	Certification of the Chief Executive Officer, dated August 7, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated August 7, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: August 7, 2002

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s chief accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.✓

99.1	Certification of the Chief Executive Officer, dated August 7, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated August 7, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.