Form 10-Q
period 2002-09-30
DAVITA INC
filed 2002-11-14
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended
September 30, 2002

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

As of November 1, 2002, there were approximately 60.5 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note: Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$115,361	$36,711
Accounts receivable, less allowance of $50,165 and $52,475	339,955	333,546
Inventories	21,931	34,901
Other current assets	17,068	9,364
Deferred income taxes	63,741	60,142

Total current assets	558,056	474,664
Property and equipment, net	278,761	252,778
Amortizable intangibles, net	65,635	73,108
Investments in third-party dialysis businesses	3,266	4,346
Other long-term assets	1,831	2,027
Goodwill	860,425	855,760

	$1,767,974	$1,662,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$77,846	$74,630
Other current liabilities	106,456	111,164
Accrued compensation and benefits	99,070	88,826
Current portion of long-term debt	8,166	9,034
Income taxes payable	33,473	15,027

Total current liabilities	325,011	298,681
Long-term debt	1,313,847	811,190
Other long-term liabilities	8,034	5,012
Deferred income taxes	49,910	23,441
Minority interests	22,462	20,722
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 88,314,176 and 85,409,037 shares issued)	88	85
Additional paid-in capital	511,627	467,904
Retained earnings	154,526	56,008
Treasury stock, at cost (26,325,677 and 888,700 shares)	(617,531)	(20,360)

Total shareholders’ equity	48,710	503,637

	$1,767,974	$1,662,683

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net operating revenues	$481,194	$434,239	$1,351,536	$1,221,096
Operating expenses:
Dialysis centers and lab	308,438	277,252	900,624	809,771
General and administrative	37,048	31,150	115,125	95,380
Depreciation and amortization	16,267	26,281	47,770	79,053
Provision for uncollectible accounts	8,117	2,689	19,254	(5,874)
Impairments and valuation adjustments			(2,390)

Total operating expenses	369,870	337,372	1,080,383	978,330

Operating income	111,324	96,867	271,153	242,766
Other income, net	1,124	1,856	4,972	4,324
Debt expense	19,967	18,319	52,178	56,758
Minority interests in income of consolidated subsidiaries	(1,911)	(2,126)	(7,171)	(6,852)

Income before income taxes and extraordinary item	90,570	78,278	216,776	183,480
Income tax expense	36,400	34,000	88,900	79,700

Income before extraordinary item	54,170	44,278	127,876	103,780
Extraordinary (loss) gain related to early extinguishment of debt, net of tax of $19,572 in 2002 and $652 in 2001			(29,358)	977

Net income	$54,170	$44,278	$98,518	$104,757

Comprehensive income	$54,170	$44,278	$98,518	$104,757

Basic earnings per share:
Income before extraordinary item	$0.84	$0.52	$1.69	$1.25
Extraordinary (loss) gain, net of tax			(0.39)	0.01

Net income	$0.84	$0.52	$1.30	$1.26

Diluted earnings per share:
Income before extraordinary item	$0.72	$0.47	$1.51	$1.15
Extraordinary (loss) gain, net of tax			(0.31)	0.01

Net income	$0.72	$0.47	$1.20	$1.16

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$98,518	$104,757
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,770	79,053
Impairments and valuation adjustments	(2,390)
(Gain) loss on divestitures	(220)	528
Deferred income taxes	22,574	16,514
Non-cash debt expense	2,375	1,823
Stock options, principally tax benefits	18,035	12,864
Equity investment (income)	(1,465)	(2,666)
Minority interests in income of consolidated subsidiaries	7,171	6,852
Extraordinary loss (gain)	29,358	(977)
Changes in operating assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(13,362)	(21,647)
Inventories	12,506	(11,847)
Other current assets	(7,726)	4,026
Other long-term assets	216	(53)
Accounts payable	9,787	1,789
Accrued compensation and benefits	10,531	14,896
Other current liabilities	7,181	19,072
Income taxes payable	38,315	21,563
Other long-term liabilities	3,075	357

Net cash provided by operating activities	282,249	246,904

Cash flows from investing activities:
Additions of property and equipment, net	(66,999)	(30,180)
Acquisitions and divestitures, net	(11,979)	(66,588)
Investments in affiliates, net	3,488	24,533
Intangible assets	(142)	(11)

Net cash used in investing activities	(75,632)	(72,246)

Cash flows from financing activities:
Borrowings	1,928,326	1,541,890
Payments on long-term debt	(1,426,537)	(1,697,941)
Debt redemption premium	(40,910)
Deferred financing costs	(10,794)	(10,018)
Purchases of treasury stock	(597,171)	(2,494)
Proceeds from issuance of common stock	25,691	13,139
Distributions to minority interests	(6,572)	(5,186)

Net cash used in financing activities	(127,967)	(160,610)

Net increase in cash	78,650	14,048
Cash and cash equivalents at beginning of period	36,711	31,207

Cash and cash equivalents at end of period	$115,361	$45,255

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.    Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenues and bad debt provisions, and, correspondingly, accounts receivable. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

2.    Significant new accounting standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142 goodwill is not amortized after December 31, 2001, but is routinely assessed for possible valuation impairment. An impairment charge must be recorded against current earnings if the book value of goodwill exceeds its fair value. If this standard had been effective as of January 1, 2001, amortization expense would have been reduced by approximately $6,300 and $18,900, net of tax, for the three and nine months ended September 30, 2001. Income before extraordinary item and diluted income before extraordinary item per share would have been approximately $50,500 and $122,600 and $0.53 and $1.33 per share for the same periods.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company will adopt SFAS No. 145 effective January 1, 2003. Upon adoption of this standard, gains or losses from extinguishment of debt will no longer be classified as extraordinary items, but will be included as a component of income from continuing operations. All comparable periods will be reclassified for consistent presentation. There will be no impact on the Company’s reported net income or net income per share.

3.    Recapitalization and shareholders’ equity

In March 2002, the Company initiated a recapitalization plan consisting of restructuring debt and repurchasing common stock. In April 2002, the Company completed the initial phase of the recapitalization plan by retiring all of its $225,000 outstanding 9¼% Senior Subordinated Notes due 2011 for $266,000. The excess of the consideration paid over the book value of the Senior Subordinated Notes and related deferred financing costs resulted in an extraordinary loss of $29,358, net of tax. Concurrent with the retirement of this debt, the Company secured a new senior credit facility agreement in the amount of $1,115,000.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

In June 2002, the Company completed the next phase of the recapitalization plan with the repurchase of 16,682,337 shares of its common stock for approximately $402,000, or $24 per share, through a modified dutch auction tender offer.

In May 2002, the Company’s Board of Directors authorized the purchase of an additional $225,000 of common stock over eighteen months. As of September 30, 2002, 5,808,940 shares had been acquired for $127,200 under this authorization. As of October 31, 2002, an additional 1,660,500 shares at a cost of $39,322 had been repurchased. For the nine months ended September 30, 2002, stock repurchases, including 2,945,700 shares acquired prior to initiating the recapitalization plan, amounted to $597,200 for 25,436,977 shares, for a composite average of $23.48 per share.

The new senior credit facility secured during the second quarter of 2002 consists of a Term Loan A for $150,000, a Term Loan B for $850,000 and a $115,000 undrawn revolving credit facility, which includes up to $50,000 available for letters of credit. During the second quarter of 2002, the Company borrowed all $850,000 of the Term Loan B, and $843,950 of the Term Loan B remained outstanding as of September 30, 2002. The Term Loan B bears interest equal to LIBOR plus 3.00%. The interest rate under the Term Loan A (which is currently undrawn) and the revolving credit facility is equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on the Company’s leverage ratio. The Company is currently evaluating its future liquidity requirements for potential borrowings under the Term Loan A, but has no obligation to draw the loan. The lenders’ commitment to fund the undrawn portion of the Term Loan A will expire in January 2003. If the entire $1,000,000 term credit facility is drawn, the aggregate annual principal payments will range from $10,600 to $50,700 in years one through five, and will be $403,000 in each of years six and seven, with the balance due not later than 2009. The new senior credit facility is secured by all personal property of the Company and that of its wholly-owned subsidiaries, along with the stock of the Company’s subsidiaries. The new senior credit facility also contains financial and operating covenants including investment limitations. The Company was in compliance with the covenants of the credit facility as of September 30, 2002.

Long-term debt was comprised of the following:

	September 30, 2002	December 31, 2001
Senior secured credit facilities	$843,950	$114,000
Senior subordinated notes, 9¼%, due 2011	—	225,000
Convertible subordinated notes, 7%, due 2009	345,000	345,000
Convertible subordinated notes, 5 5/8%, due 2006	125,000	125,000
Acquisition obligations and other notes payable	482	5,455
Capital lease obligations	7,581	5,769

	1,322,013	820,224
Less current portion	(8,166)	(9,034)

	$1,313,847	$811,190

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2002 were as follows:

2002	$1,049
2003	9,437
2004	8,919
2005	8,813
2006	133,856
2007	306,961
Thereafter	852,978

4.    Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Basic:
Income before extraordinary item	$54,170	$44,278	$127,876	$103,780

Weighted average shares outstanding during the period	64,085	84,354	75,514	83,411
Vested deferred stock units	43		43

Weighted average shares for basic earnings per share calculations	64,128	84,354	75,557	83,411

Basic income per share, before extraordinary item	$0.84	$0.52	$1.69	$1.25

Basic net income per share	$0.84	$0.52	$1.30	$1.26

Diluted:
Income before extraordinary item	$54,170	$44,278	$127,876	$103,780
Debt expense savings, net of tax, resulting from assumed conversion of convertible debt	4,915	4,862	14,746	14,587

Income for diluted earnings per share calculations, before extraordinary item	59,085	49,140	142,622	118,367
Extraordinary (loss) gain			(29,358)	977

Net income	$59,085	$49,140	$113,264	$119,344

Weighted average shares outstanding during the period	64,085	84,354	75,514	83,411
Vested deferred stock units	43		43
Assumed incremental shares from stock option plans	2,901	4,278	3,351	4,352
Assumed incremental shares from convertible debt	15,394	15,394	15,394	15,394

Weighted average shares for diluted earnings per share calculations	82,423	104,026	94,302	103,157

Diluted income per share, before extraordinary item	$0.72	$0.47	$1.51	$1.15

Diluted net income per share	$0.72	$0.47	$1.20	$1.16

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

For the three and nine months ended September 30, 2002 and 2001, the calculation of diluted earnings per share includes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes.

Stock options that have exercise prices greater than the average market price of the Company’s common stock during the period, as summarized below, were not included in the computation of earnings per share assuming dilution because they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Anti-dilutive stock options (shares in 000’s)	2,808	474	862	1,483
Exercise price range of these stock options:
Low	$22.32	$20.59	$23.32	$18.45
High	$33.00	$33.00	$33.00	$33.00

5.    Impairments and valuation adjustments

Impairments and valuation adjustments for the nine months ended September 30, 2002, consisted of the following net gains:

Continental U.S. operations	$(1,001)
Non-continental U.S. operations	(1,389)

$(2,390)

The net gain of $1,001 associated with continental U.S. operations consisted of a realized gain of approximately $2,200 on a previously impaired investment offset by other operating asset impairment losses. The gain of $1,389 for non-continental U.S. operations was associated with the completion of the divestiture of these operations during the second quarter of 2002.

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

Florida laboratory

The Company’s Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. In 1998 the carrier issued a formal overpayment determination in the amount of $5,600 for the review period from January 1995 to April 1996. The carrier also suspended all payments of Medicare claims from the laboratory beginning in May 1998. In 1999, the carrier issued a formal overpayment determination in the amount of $15,000 for the review period from May 1996 to March 1998. Subsequently, the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

carrier informed the Company that $16,100 of the suspended claims for the review period from April 1998 to August 1999 and $11,600 of the suspended claims for the review period from August 1999 to May 2000 were not properly supported by the prescribing physicians’ medical justification. The carrier’s allegations regarding improperly supported claims represented approximately 99%, 96%, 70% and 72%, respectively, of the tests the laboratory billed to Medicare for these four review periods. In March 2002, the carrier requested selected patient records for two additional review periods, June 2000 to December 2000 and December 2000 to May 2001, which the Company provided in May 2002. Resolution of the disputed claims in a manner adverse to the Company could result in government-imposed fines and penalties, which could be substantial.

The Company has disputed the carrier’s determinations and has provided supporting documentation of its claims. In addition to the formal appeal processes with the carrier and a federal administrative law judge, the Company also has pursued resolution of this matter through meetings with representatives of the Centers for Medicare and Medicaid Services, or CMS, and the Department of Justice, or DOJ. The Company initially met with the DOJ in February 2001, at which time the DOJ requested additional information, which the Company provided in September 2001.

In June 2002, an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations for the first two review periods. The judge’s decision did not address the individual claims in the two samples that were used to support the overpayment extrapolations, which totaled approximately $100. The administrative law judge’s decision on the first two review periods also does not apply to the remaining four review periods, as each review period is evaluated independently. Moreover, the carrier’s sampling procedures have varied from period to period, and the conclusions the judge arrived at with respect to the first two periods may not hold for the subsequent periods. The carrier has assigned hearing officers for the third and fourth review periods, but the hearings have not been scheduled. For the fifth and sixth review periods, the carrier is reviewing the records we have submitted and has yet to inform the Company of its initial determinations.

During 2000 the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge earlier this year related to the first two review periods covering January 1995 to March 1998, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. As of September 30, 2002, the Company had received $27,200, which represented approximately 30% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the third quarter of 2002. Based on recent communications with CMS and the Medicare carrier, the Company expects to receive additional payments of $20,000 or more related to prior years’ Medicare lab claims over the next few months. The Company will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that management believes the Company will ultimately recover upon final review and settlement of disputed billings.

In addition to processing prior-period claims, the carrier also began processing billings for current period services on a timely basis. Based on these developments, we began recognizing estimated current-period Medicare lab revenue in the third quarter of 2002, which amounted to $5,400 for the quarter.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services. During the study, the carrier has suspended all of its previously existing dialysis laboratory prepayment screens. The purpose of the study is to determine what ongoing program safeguards are appropriate. In its initial findings from the study, the carrier has determined that some of its prior prepayment screens were invalidating

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

appropriate claims. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may yet implement as a result of its study. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and refund if determined inappropriate.

Minnesota laboratory

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

United States Attorney’s Office inquiry

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, the Company received a subpoena from the Philadelphia office of the Office of Inspector General of the Department of Health and Human Services, or OIG. The subpoena requires an update to the information the Company provided in its response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested. This inquiry remains at an early stage. As it proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

Other

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	RTC	Non- guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of September 30, 2002

Cash and cash equivalents	$115,357	$4			$115,361
Accounts receivable, net	209,969	100,337	$29,649		339,955
Other current assets	79,520	20,815	2,405		102,740

Total current assets	404,846	121,156	32,054		558,056
Property and equipment, net	177,668	73,033	28,060		278,761
Investments in subsidiaries	385,097			$(385,097)
Receivables from subsidiaries	120,660			(120,660)
Amortizable intangibles, net	43,311	15,219	7,105		65,635
Other long-term assets	4,314	742	41		5,097
Goodwill	464,581	286,721	109,123		860,425

Total assets	$1,600,477	$496,871	$176,383	$(505,757)	$1,767,974

Current liabilities	$312,245	$8,615	$4,151		$325,011
Payables to subsidiaries/parent		94,808	25,852	$(120,660)
Long-term liabilities	1,239,522	127,504	4,765		1,371,791
Minority interests				22,462	22,462
Shareholders’ equity	48,710	265,944	141,615	(407,559)	48,710

Total liabilities and shareholders’ equity	$1,600,477	$496,871	$176,383	$(505,757)	$1,767,974

As of December 31, 2001

Cash and cash equivalents	$34,949	$1,762			$36,711
Accounts receivable, net	195,074	111,413	$27,059		333,546
Other current assets	81,021	21,142	2,244		104,407

Total current assets	311,044	134,317	29,303		474,664
Property and equipment, net	169,675	59,717	23,386		252,778
Investments in subsidiaries	326,751			$(326,751)
Receivables from subsidiaries	160,150			(160,150)
Amortizable intangibles, net	49,479	16,294	7,335		73,108
Other long-term assets	5,649	680	44		6,373
Goodwill	470,150	279,185	106,425		855,760

Total assets	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

Current liabilities	$283,387	$10,728	$4,566		$298,681
Payables to subsidiaries/parent		140,548	19,602	$(160,150)
Long-term liabilities	705,874	128,976	4,793		839,643
Minority interests				20,722	20,722
Shareholders’ equity	503,637	209,941	137,532	(347,473)	503,637

Total liabilities and shareholders’ equity	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	RTC	Non- guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2002
Net operating revenues	$891,074	$423,718	$143,182	$(106,438)	$1,351,536
Operating expenses	734,351	341,980	110,490	(106,438)	1,080,383

Operating income	156,723	81,738	32,692	—	271,153
Other income (loss)	4,983		(11)		4,972
Debt expense	43,532	5,214	3,432		52,178
Minority interests				(7,171)	(7,171)
Income taxes	56,753	32,141	6		88,900
Equity earnings in consolidated subsidiaries	66,455			(66,455)
Extraordinary loss	(29,358)				(29,358)

Net income	$98,518	$44,383	$29,243	$(73,626)	$98,518

For the nine months ended September 30, 2001
Net operating revenues	$793,964	$375,726	$136,561	$(85,155)	$1,221,096
Operating expenses	639,445	320,220	103,820	(85,155)	978,330

Operating income	154,519	55,506	32,741	—	242,766
Other income	4,324				4,324
Debt expense	47,722	5,172	3,864		56,758
Minority interests				(6,852)	(6,852)
Income taxes	58,006	21,694			79,700
Equity earnings in consolidated subsidiaries	88,006			(88,006)
Extraordinary gain	977				977

Net income	$142,098	$28,640	$28,877	$(94,858)	$104,757

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2002
Cash flows from operating activities:
Net income	$98,518	$44,383	$29,243	$(73,626)	$98,518
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	135,703	(11,647)	(13,951)	73,626	183,731

Net cash provided by operating activities	234,221	32,736	15,292	—	282,249

Cash flows from investing activities:
Purchases of property and equipment, net	(36,144)	(22,461)	(8,394)		(66,999)
Acquisitions and divestitures, net		(11,979)			(11,979)
Other items	3,346				3,346

Net cash used in investing activities	(32,798)	(34,440)	(8,394)		(75,632)

Cash flows from financing activities:
Long-term debt, net	502,169	(54)	(326)		501,789
Other items	(623,184)		(6,572)		(629,756)

Net cash used in financing activities	(121,015)	(54)	(6,898)		(127,967)

Net increase (decrease) in cash	80,408	(1,758)	—		78,650
Cash and cash equivalents at the beginning of the period	34,949	1,762			36,711

Cash and cash equivalents at the end of the period	$115,357	$4	$—	$—	$115,361

For the nine months ended September 30, 2001
Cash flows from operating activities:
Net income	$142,098	$28,640	$28,877	$(94,858)	$104,757
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	92,090	(25,501)	(19,300)	94,858	142,147

Net cash provided by operating activities	234,188	3,139	9,577	—	246,904

Cash flows from investing activities:
Purchases of property and equipment, net	(20,434)	(5,134)	(4,612)		(30,180)
Acquisitions and divestitures, net	(66,588)				(66,588)
Other items	24,497		25		24,522

Net cash used in investing activities	(62,525)	(5,134)	(4,587)		(72,246)

Cash flows from financing activities:
Long-term debt, net	(156,381)	134	196		(156,051)
Other items	627		(5,186)		(4,559)

Net cash (used in) provided by financing activities	(155,754)	134	(4,990)		(160,610)

Net increase (decrease) in cash	15,909	(1,861)	—		14,048
Cash and cash equivalents at the beginning of the period	29,336	1,871			31,207

Cash and cash equivalents at the end of the period	$45,245	$10	$—	$—	$45,255

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from PPO and private and indemnity patients and from ancillary services including the administration of pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, the ongoing review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the DOJ, the ongoing review by the US Attorney’s Office and the OIG in Philadelphia and the Company’s ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

Our operating results for the third quarter of 2002 were in line with our expectations range, with no significant unanticipated changes in dialysis revenue or expense trends, and no material changes in our general risk assessments. Additionally, recent positive developments regarding disputed Medicare claims at our Florida laboratory have allowed us to recognize Medicare lab revenue for current services beginning in the third quarter.

As discussed in Note 6 to the condensed consolidated financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter of 2002, we had received no payments since May 1998. Following a favorable ruling by an administrative law judge earlier this year related to the first two review periods covering January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. As of September 30, 2002, the carrier had paid us $27.2 million which represents approximately 30% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the third quarter of 2002. Based on recent communications with the Medicare carrier, we expect to receive additional payments of $20 million or more related to prior years’ Medicare lab claims over the next few months. We will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that we believe the Company will ultimately recover upon final review and settlement of disputed billings. In addition to processing prior-period claims, the carrier also began processing billings for current period services on a timely basis. Based on these developments, we also began recognizing estimated current-period Medicare lab revenue in the third quarter of 2002, which amounted to $5.4 million for the quarter.

The following is a summary of Continental U.S. operating results for the current quarter compared to both the prior quarter and the third quarter of 2001.

	Quarter ended
	September 30, 2002		June 30, 2002		September 30, 2001
	(dollars in millions)
Continental U.S. operations(1)
Net operating revenues:
Current period services	$454	100%	$441	100%	$408	100%
Prior period services—laboratory	27
Prior period services—dialysis					22
Operating expenses:
Dialysis centers and labs	308	68%	298	68%	274	67%
General and administrative	37	8%	42	10%	31	8%
Depreciation and amortization	16	4%	16	4%	15	4%
Provision for uncollectible accounts (excluding recoveries of approximately $1, $2 and $5 associated with amounts reserved in 1999)	9	2%	8	2%	8	2%

Total operating expenses before net impairment gains	370	81%	364	82%	328	80%
Operating profit margins (excluding prior period services revenue and recoveries and before goodwill amortization of $10 in 2001)	$84	19%	$77	18%	80	20%

Dialysis treatments (000’s)	1,517		1,487		1,432
Average dialysis treatments per treatment day	19,201		19,062		18,365
Average dialysis revenue per dialysis treatment	$291		$291		$280

(1)
Non-continental U.S. operations are excluded from the table. The Company’s divestiture of its dialysis operations outside the continental United States was substantially completed during 2000. During the second quarter of 2002, we completed the divestiture of our remaining non-continental U.S. operations. For the second quarter of 2002, non-continental revenue was $2 million and operating loss was $1 million. For the quarter ending September 30, 2001, revenue was $4 million and operating income was $0.

The net operating revenues for the continental U.S. operations of $454 million for the third quarter of 2002 represented an increase of $46 million over the same period in 2001. This increase included $5.4 million of current period Medicare laboratory revenue recognized beginning in the third quarter of 2002 as discussed above, and a 10% increase in dialysis revenue. Approximately 40% of the 10% increase in dialysis revenue was due to higher average revenue per treatment, and approximately 60% was due to an increase in the number of treatments. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $291 for the third quarter of 2002, compared to $280 for the same period of 2001. The increase in average revenue per treatment was principally due to increases in our standard fee schedules (impacting non-contract commercial revenue), changes in mix and intensity of physician-prescribed pharmaceuticals, continued improvements in revenue capture, billing and collecting operations, and payor contracting. The increase in the number of treatments was principally attributable to a sustained same center growth rate ranging from 3.8% to 4.6% during the last year and an additional treatment day in the third quarter of 2002. We expect the same center growth rate to remain in the range of 3.0% to 5.0% through 2003.

Cash recoveries of $22 million in the third quarter of 2001 related to prior years’ services and resulted from improvements in the Company’s billing and collecting operations.

Net operating revenues for the continental U.S. operations increased approximately 3% in the third quarter of 2002 as compared to the second quarter of 2002. The increase was principally attributable to the recognition of the Medicare lab revenue beginning in the third quarter, an increase in the average daily number of dialysis treatments of approximately 1%, and an additional treatment day in the third quarter.

Center operating expenses were approximately 68% of net operating revenues for the third and second quarters of 2002, as compared to 67% in the third quarter of 2001. On a per-treatment basis, center operating expenses for the third quarter of 2002 were approximately $3 higher than the second quarter of 2002, and were approximately $12 higher than the third quarter of 2001. The increase from both prior periods was principally due to higher labor and pharmaceutical costs, as well as revenue-impacting changes in the mix of physician-prescribed pharmaceuticals.

General and administrative expenses were approximately 8% of net operating revenues for continental U.S. operations for the third quarters of 2002 and 2001, as compared to 10% in the second quarter of 2002. In absolute dollars, general and administrative expenses for the third quarter of 2002 were approximately $5 million, or approximately $4 per treatment, lower than in the second quarter of 2002. The decrease in the amount of general and administrative expenses was primarily attributable to the timing of expenditures, including spending on our new clinical information systems.

The provisions for uncollectible accounts receivable excluding cash recoveries was 1.8% to 1.9% of operating revenues for all periods presented. We realized cash recoveries of $1 million and $2 million in the third and second quarters of 2002, and $5 million in the third quarter of 2001. These recoveries were the result of our improved collection processes and are associated with aged accounts receivables reserved in 1999.

Debt expense of $20 million for the third quarter of 2002 was approximately $3 million higher than the second quarter of 2002, and was approximately $1 million higher than the third quarter of 2001. The increase in debt expense relates to additional borrowings in the second quarter of 2002 in conjunction with our debt restructuring and common stock repurchases, partially offset by lower average interest rates.

Operating projections

Excluding prior-period-service recoveries, normal operating earnings before depreciation and amortization, debt expense and taxes, or EBITDA, was approximately $100 million for the third quarter of 2002, and approximately $285 million for the nine months or a quarterly average of $95 million. Based on current conditions and trends, we currently project quarterly EBITDA before recoveries of prior year’s Medicare lab claims to generally be in these same ranges through 2003, or $380 million to $400 million for 2003. Based on current trends and assessments of opportunities and operating variables, including our planned growth through acquiring and building new centers, we currently anticipate that recurring EBITDA will grow, on average, at an annual rate of 3% to 8% over the next three years.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from non-governmental payors and from the administration of physician-prescribed pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, and the ongoing review by the United States Attorney’s Office and the OIG. Additionally, the termination or restructuring of managed care contracts, medical director agreements or other arrangements may result in future impairments or otherwise negatively affect our operating results. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Significant new accounting standards

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142 goodwill is not amortized after December 31, 2001, but is routinely assessed for possible valuation impairment. An impairment charge must be recorded against current earnings if the book value of goodwill exceeds its fair value. If this standard had been effective as of January 1, 2001, amortization expense would have been reduced by approximately $6.3 million and $18.9 million, net of tax, for the three and nine months ended September 30, 2001. Income before extraordinary item and diluted income before extraordinary item per share would have been approximately $51 million and $123 million and $0.53 and $1.33 per share for the same periods.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. We will adopt SFAS No. 145 effective January 1, 2003. Upon adoption of this standard, gains or losses from extinguishment of debt will no longer be classified as extraordinary items, but will be included as a component of income from continuing operations. All comparable periods will be reclassified for consistent presentation. There will be no impact on our reported net income or net income per share.

Liquidity and capital resources

Cash flow from operations during the first nine months of 2002 amounted to approximately $282 million, which included $32 million in prior-period-service recoveries, and approximately $20 million in tax payments have been deferred until the fourth quarter of the year. The non-operating cash outflows were primarily associated with the recapitalization transactions and stock repurchases, as discussed below, and a net investment of approximately $76 in acquisitions and new center developments, systems infrastructure and other capital assets.

In March 2002, we initiated a recapitalization plan consisting of restructuring debt and repurchasing common stock. In April 2002, we completed the initial phase of the recapitalization plan by retiring all of our $225 million outstanding 9¼% Senior Subordinated Notes due 2011 for $266 million. The excess of the consideration paid over the book value of the Senior Subordinated Notes and related deferred financing costs resulted in an extraordinary loss of $29.4 million, net of tax. Concurrent with the retirement of this debt, we secured a new senior credit facility agreement in the amount of $1.115 billion. In June 2002, we completed the next phase of the recapitalization plan with the repurchase of 16,682,337 shares of our common stock for approximately $402 million, or $24 per share, through a modified dutch auction tender offer. In May 2002, our Board of Directors authorized the purchase of an additional $225 million of common stock over eighteen months. As of September 30, 2002, 5,808,940 shares had been acquired for $127 million under this authorization. As of October 31, 2002, an additional 1,660,500 shares at a cost of $39 million had been repurchased. For the nine months ended September 30, 2002, stock repurchases, including 2,945,700 shares acquired prior to initiating the recapitalization plan, amounted to $597 million for 25,436,977 shares, for a composite average of $23.48 per share.

The new senior credit facility secured during the second quarter of 2002 consists of a Term Loan A for $150 million, a Term Loan B for $850 million and a $115 million undrawn revolving credit facility, which includes up to $50 million available for letters of credit. During the second quarter of 2002, we borrowed all $850 million of the Term Loan B, and $844 million of the Term Loan B remained outstanding as of September 30, 2002. The Term Loan B bears interest equal to LIBOR plus 3.00%. The interest rate under the Term Loan A (which is undrawn) and the revolving credit facility is equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on our leverage ratio. We are currently evaluating our future liquidity requirements for potential borrowings under the Term Loan A, but have no obligation to draw the loan. The lenders’ commitment to fund the undrawn portion of the Term Loan A will expire in January 2003. If the entire $1.0 billion term credit facility is drawn, the aggregate annual principal payments will range from $11 million to $51 million in years one through five, and will be $403 million in each of years six and seven, with the balance due not later than 2009. The new senior credit facility is secured by all our personal property and that of all our wholly-owned subsidiaries, along with the stock of our subsidiaries. The new senior credit facility also contains financial and operating covenants including investment limitations. We were in compliance with the financial and operating covenants of the credit facility as of September 30, 2002.

Accounts receivable at September 30, 2002 amounted to $340 million, a decrease of approximately $7 million from the previous quarter. In the third quarter of 2002, the continental U.S. accounts receivable balance represented approximately 70 days of revenue, a decrease of three days from the second quarter of 2002.

We believe that we will have sufficient liquidity and operating cash flows to fund our capital investments and scheduled debt service over the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates.
	Expected maturity date						Thereafter	Total	Fair Value	Average interest rate
	2002	2003	2004	2005	2006	2007
Long-term debt (in millions)
Fixed rate					$125		$345	$470	$466	6.63%
Variable rate	$1	$9	$9	$9	$9	$307	$508	$852	$852	5.34%

Item 4.    Controls and Procedures.

Management maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosures. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgements are still inherent in the process of maintaining effective controls and procedures.

Within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for timely identification and review of material information required to be included in the Company’s Exchange Act Reports, including this report on Form 10-Q.

We have established and maintain a system of internal controls designed to provide reasonable assurance that transactions are executed with proper authorization and are properly recorded in the Company’s records, and that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Internal controls are periodically reviewed and revised if necessary, and are augmented by appropriate oversight and audit functions.

Subsequent to the date that these controls were last evaluated by the Chief Executive Officer and Chief Financial Officer, we have not made any significant changes in the design and operation of our internal controls, nor have there been changes in other factors that could significantly affect the overall effectiveness of the control environment to process, record and disclose transactions.

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

Approximately 44% of our continental U.S. dialysis revenues were generated from patients who have private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our list prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at rates that are below our list prices but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates they pay us may increase. If the percentage of patients who have insurance that pays us at or near our list prices decreases significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

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

The administration of EPO and other drugs accounts for approximately 40% of our net operating revenue. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement rates and rules, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of EPO and other drugs. For example, some Medicare fiscal intermediaries are seeking to implement local medical review policies for EPO and vitamin D analogs that would effectively limit utilization of and reimbursement for these drugs.

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

If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in the composite rate. In particular, Medicare revenue from EPO and other pharmaceuticals is approximately 40% of our total Medicare revenue. If these pharmaceuticals were included in the composite rate, and if the composite rate was not increased sufficiently, our operating earnings and cash flows could decrease substantially. Reductions in current reimbursement rates for EPO or other pharmaceuticals would also reduce our net earnings and cash flows.

Future declines in Medicaid reimbursement rates would reduce our net income and cash flows.

Approximately 10% of our continental U.S. dialysis revenues were generated from Medicaid payors. If state governments change Medicaid programs or the rates paid by those programs for our services, then our revenue and earnings may decline. Some of the states’ Medicaid programs have proposed eligibility changes or have announced that they are considering reductions in the rates for certain services. Any action to reduce the Medicaid coverage rules or reimbursement rates for dialysis and related services would adversely affect our revenue and earnings.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our centers. Additionally, the medical directors have no obligation to refer their patients to our centers.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. In the twelve months ended September 30, 2002, we renewed the agreements with medical directors at 41 centers. In addition, as of September 30, 2002, there were 40 additional centers at which the medical director agreements required renewal on or before September 30, 2003.

We also may take actions to restructure existing relationships or take positions in negotiating extensions of relationships in order to assure compliance with anti-kickback and similar laws. These actions or other factors could negatively impact physicians’ decisions to extend their medical director agreements with us or to refer their patients to us. In addition, if the terms of an existing agreement were found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement, or force the physician to stop referring patients to the centers.

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

The pending federal review of some of our practices and the third-party carrier review of our laboratory subsidiary could result in substantial penalties against us.

We are voluntarily cooperating with the United States Attorney’s Office and OIG in Philadelphia in a review of some of our practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services. In addition, our Florida-based laboratory subsidiary is the subject of a third-party carrier review of claims it has submitted for Medicare reimbursement. The DOJ has also requested and received information regarding the laboratory. We are unable to determine when these matters will be resolved, whether additional areas of inquiry will be opened or the ultimate outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues and earnings.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, and federal and state laws regarding the collection, use, and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has increased markedly since 2000.

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

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences, including:

•	Mandated practice changes that significantly increase operating expenses;

•	Suspension of payments from government reimbursement programs;

•	Refunds of amounts received in violation of law or applicable reimbursement program requirements;

•	Loss of required government certifications or exclusion from government reimbursement programs;

•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate;

•	Fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements, and patient privacy law violations; and

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws.

Our rollout of new information technology systems may significantly disrupt our billing and collection activity, may not work as planned and could have a negative impact on our results of operations and financial condition.

We are rolling out new information technology systems and new processes in each of our dialysis centers over the next eighteen months. It is likely that this rollout will disrupt our billing and collection activity and may cause other disruptions to our business operations, which may negatively impact our cash flows. Also, the new information systems may not work as planned or improve our billing and collection processes. If they do not, we may have to spend substantial amounts to enhance or replace these systems.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on September 30, 2002, these cash bonuses would total approximately $55 million. These compensation programs may affect the price an acquirer would be willing to pay.

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

Items 2, 3, 4, and 5 are not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.✓

99.1	Certification of the Chief Executive Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.

(b)  Reports on Form 8-K

Current report on Form 8-K, dated August 7, 2002, reporting under Item 9, Regulation FD Disclosures, that each of the Principal Executive Officer and Principal Financial Officer of DaVita Inc. submitted to the Securities and Exchange Commission sworn statements pursuant to the Securities and Exchange Commission’s June 27, 2002 order requiring the filing of sworn statements pursuant to section 21(a)(1) of the Exchange Act (No. 4-460).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: November 12, 2002

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s chief accounting officer.

CERTIFICATIONS

I, Kent J. Thiry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DaVita Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ KENT J. THIRY
Kent J. Thiry Chief Executive Officer

CERTIFICATIONS

I, Richard K. Whitney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DaVita Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ RICHARD K. WHITNEY
Richard K. Whitney Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.✓

99.1	Certification of the Chief Executive Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.