Form 10-K
period 2002-12-31
DAVITA INC
filed 2003-02-28
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2002

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-4034

DAVITA INC.

21250 Hawthorne Blvd., Suite 800

Torrance, California 90503-5517

Telephone number (310) 792-2600

Delaware (State of incorporation)	51-0354549 (I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Class of Security:	Registered on:
Common Stock, $0.001 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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

The Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

As of June 30, 2002, the number of shares of the Registrant’s common stock outstanding was 67,317,502 shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $1.60 billion.

As of February 14, 2003, the number of shares of the Registrant’s common stock outstanding was 60,838,613 shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $1.24 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2003 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

The following should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

The Company is required to file reports pursuant to the Securities Exchange Act of 1934. Accordingly, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company’s website, located at http://www.davita.com, as soon as reasonably practicable after the reports have been filed with the Securities and Exchange Commission, or SEC. The SEC also maintains an Internet site at http://www.sec.gov where these reports and other information about the Company can also be located.

Overview

DaVita Inc. is the second largest provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. We currently operate 515 outpatient dialysis centers located in 33 states and the District of Columbia, serving approximately 45,000 patients. In addition, we provide acute inpatient dialysis services in approximately 270 hospitals.

Prior to mid-1999, the company had an aggressive growth strategy of acquiring other dialysis businesses. This rapid growth through acquisitions had a significant impact on administrative functions and operating efficiencies. In the second half of 1999, a new management team initiated a turnaround plan focused on improving our financial and operational infrastructure. During 2000 and 2001, we divested substantially all of our operations outside the continental United States, made significant improvements in our billing and collecting operations, reduced our debt and restructured our credit facilities. During 2002, we made significant investments in new systems and processes. These investments will continue through 2003.

The dialysis industry

The loss of kidney function is generally not reversible. ESRD is the stage of advanced kidney impairment that requires routine dialysis treatments or kidney transplantation to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times per week for the rest of their lives.

Since 1972, the federal government has provided universal reimbursement for dialysis under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare reimbursement rates for dialysis treatments and related supplies, tests and medications.

ESRD patient base

According to the United States Renal Data System, or USRDS, there were approximately 275,000 ESRD dialysis patients in the United States at the end of 2000. The recent historical compound annual growth rate in the number of ESRD patients has been approximately 4% to 6%. We do not anticipate any significant change in the growth rate in the future. We believe factors affecting this growth include:

•	The continued aging of the general population;

•	Better treatment and longer survival of patients with diseases that typically lead to ESRD, including diabetes and hypertension;

•	Improved medical and dialysis technology; and

•	The growth of minority populations that have a higher incidence rate of ESRD.

Treatment options for ESRD

Treatment options for ESRD are hemodialysis, peritoneal dialysis and kidney transplantation. In 2002, outpatient hemodialysis treatments, peritoneal dialysis treatments and inpatient or acute dialysis treatments accounted for approximately 88%, 8% and 4% of our total dialysis treatments, respectively.

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed either in a freestanding or hospital-based outpatient center. A patient can also perform hemodialysis at home with assistance. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood selectively cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment typically lasts approximately three and one-half hours. Hemodialysis is usually performed three times per week.

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

In addition, many of our centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis treatments in their homes. Registered nurses train patients and their families or other patient assistants to perform either CAPD or CCPD at home. Our training programs for home dialysis generally last two to three weeks. In 2002, peritoneal dialysis accounted for approximately 8% of our total dialysis treatments.

Quality care

We believe our reputation for providing quality care is a key factor in attracting patients and physicians and in securing relationships with managed care payors. We engage in organized and systematic efforts through our quality management programs to monitor and improve the quality of services we deliver. These efforts include the development and implementation of patient care policies and procedures, clinical education and training programs, and audits of the quality of services rendered at each of our centers.

Our quality management programs are under the direction of our chief medical officer. Our director of quality management and approximately 40 regional quality management coordinators implement these programs in our centers. In addition, our regional biomedical quality management coordinators audit the technical and biomedical quality of our centers. The corporate and regional teams also work with each center’s multi-disciplinary quality management team, including the medical director, to implement the programs.

We have a national physician council of ten physicians to advise our senior management on clinical issues impacting our operations across the country. In addition, we have an eight-physician laboratory advisory committee which acts as a medical advisory board for our clinical laboratory. Our chief medical officer participates in the national physician council and laboratory advisory committee meetings.

Location and capacity of our centers

As of December 31, 2002, we operated 515 outpatient dialysis centers in the continental United States. We owned 485 of these centers, either through wholly-owned subsidiaries or through majority-owned joint ventures. Of the remaining 30 centers, we owned minority interests in seven centers, which were accounted for as equity investments, and managed 23 centers in which we have no ownership interest. The locations of the 485 wholly-owned and majority-owned centers were as follows:

State	Number of Centers	State	Number of Centers	State	Number of Centers
California	84	Michigan	13	South Dakota	3
Florida	44	Louisiana	11	New Mexico	2
Texas	43	Illinois	10	Kentucky	2
Georgia	32	Indiana	10	South Carolina	2
North Carolina	29	Kansas	9	Delaware	1
New York	26	Washington	8	Alabama	1
Minnesota	26	Arizona	7	Nebraska	1
Oklahoma	21	New Jersey	7	Ohio	1
Virginia	19	District of Columbia	5	Wisconsin	1
Pennsylvania	18	Missouri	5	Oregon	1
Colorado	18	Nevada	5
Maryland	16	Utah	4

We believe we have adequate capacity within our existing network to accommodate greater patient volume. In addition, we are currently expanding capacity at some of our centers by adding dialysis stations or relocating to larger facilities, and we intend to open and acquire additional centers in 2003.

Inpatient dialysis services

We provide inpatient dialysis services, excluding physician professional services, to patients in approximately 270 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital. In some cases the hospital transports the patient to our center for treatment. Inpatient dialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

Ancillary services

We also provide a range of ancillary services to ESRD patients, including:

•	EPO and other pharmaceuticals. Our most significant ancillary service is the administration of physician-prescribed pharmaceuticals, including erythropoietin, or EPO, vitamin D analogs and calcium and iron supplements. EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication ESRD patients frequently experience. The administration of EPO accounts for approximately one-fourth of our net operating revenues.

•	ESRD laboratory services. We own a licensed clinical laboratory, located in Florida, specializing in ESRD patient testing. The specialized laboratory provides both routine laboratory tests covered by the Medicare composite reimbursement rate for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratory provides these tests primarily for our own ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our laboratory utilizes a proprietary information system which provides information to our dialysis centers regarding critical outcome indicators. We also operated another laboratory in Minnesota until November 2001, when it was combined with the operations of the Florida laboratory.

•	ESRD clinical research programs. Our subsidiary DaVita Clinical Research conducts renal and renal-related Phase I through IV clinical research trials of new drugs and devices designed to improve outcomes, enhance the quality of life and reduce costs for pre-ESRD and ESRD patients. DaVita Clinical Research has conducted over 350 clinical trials for FDA approval of new drugs and devices over the last 17 years. These trials are conducted primarily under contracts with the drug and device manufacturers.

•	Physician services. We provide management services to a small number of nephrology practices and own two such practices directly. Physician services account for less than one half percent of our net operating revenues.

Growth of our business

Our business has grown through increasing capacity at our existing centers, developing new centers, acquiring centers or entering into agreements to manage centers. We expand capacity at our existing centers by increasing hours and/or days of operation or, if additional space is available within a center, through the addition of dialysis stations. The development of a typical outpatient center generally requires $1 million to $1.5 million for initial construction and equipment and approximately $350,000 for working capital in the first year. Based on our experience, a new center typically opens nine to thirteen months after the property lease is signed, normally achieves operating profitability by the ninth to eighteenth month of operation and normally reaches maturity within three years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are initially more predictable. In addition to acquiring centers, we enter into agreements to manage third-party-owned centers in return for management fees, typically based on a percentage of revenues.

The table below shows the growth of our company by number of dialysis centers. In February 1998, we completed a merger with Renal Treatment Centers, then the fourth largest provider of dialysis services in the United States, approximately doubling the size of our operations. The pace of our acquisitions slowed significantly during the second half of 1999 and was very limited in 2000, 2001 and 2002, while we focused on restructuring our balance sheet and improving our financial infrastructure and center operations.

	2002	2001	2000	1999	1998	1997	1996	1995
Number of centers at beginning of year	495	490	572	508	197	134	68	42
Acquired centers	11	21	10	45	263	52	57	23
Developed centers	19	7	11	13	24	12	9	3
New managed centers	2	3	8	18	32
Divestitures, closures and terminations	12	26	111	12	8	1
Number of centers at end of year	515	495	490	572	508	197	134	68

In 2000, we completed the sale of our operations outside the continental United States, with the exception of our centers in Puerto Rico. Net cash proceeds from the completed sales were approximately $133 million, most of which was applied to reduce debt outstanding under our credit facilities in accordance with the conditions under which our lenders consented to the sales. The sale of our centers in Puerto Rico was completed in June 2002.

Physician relationships

An ESRD patient generally seeks treatment at a dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. Over 1,500 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center’s medical director, usually account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors account for a substantial majority of our patient referrals. The loss of the medical director or other key referring physicians at a particular center could therefore materially reduce the revenue of that center.

Participation in the Medicare ESRD program requires that treatment at a dialysis center be “under the general supervision of a director who is a physician.” Generally, the medical director must be board eligible or board certified in internal medicine or nephrology and have had at least 12 months of experience or training in the care of patients at dialysis centers. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 275 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts that specify their duties and fix their compensation for periods of one or more years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon competitive factors in the local market, the physician’s professional qualifications and the specific duties and responsibilities of the physician.

Our medical director agreements generally include covenants not to compete. Also, when we acquire a center from one or more physicians, or where one or more physicians own interests in centers as co-owners with us, these physicians have agreed to refrain from owning interests in competing centers within a defined geographic area for various periods. These noncompetition agreements restrict the physicians from owning, or providing medical director services to, other dialysis centers, but do not restrict the physicians from referring patients to competing centers. Many of these noncompetition agreements expire at the same time as the corresponding medical director agreements. We have from time to time experienced competition from a new dialysis center established by a former medical director following the termination of his or her relationship with us.

Sources of revenue

Overview

The following table sets forth the percentage of our net patient operating revenues provided by the respective payor category for our continental U.S. operations.

	Year ended December 31,
	2002	2001	2000
Percent of total dialysis revenues for continental U.S. operations:
Medicare	51%	52%	53%
Medicaid	5	5	5

	56	57	58
HMO’s, health insurance carriers and private patient payments	44	43	42

	100%	100%	100%

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

If a patient does not qualify for Medicaid based on financial need and does not purchase secondary insurance through a private insurer, the dialysis provider may not be reimbursed for the 20% portion of the ESRD composite rate that Medicare does not pay. Congress passed legislation in 1998 requiring the Office of the Inspector General of the United States Department of Health and Human Services, or OIG, to consider adopting regulations to allow dialysis providers to pay their patients’ premiums for secondary insurance. These insurance premiums are generally less than the 20% co-payment that a private insurer would pay. Accordingly, dialysis providers could capture the difference between the premiums paid to these secondary insurers and the reimbursement amounts received from them. In December 2002, the OIG announced its decision not to pursue these regulations, citing concerns that allowing the direct payment of these premiums carries too much potential for improperly influencing patients’ selection of a health care provider and would create demands for similar exceptions from other health care providers. The OIG also stated that it was not persuaded that these direct premiums were necessary in light of the American Kidney Fund and similar programs.

Medicare reimbursement

Under the Medicare ESRD program, reimbursement rates for dialysis are established by Congress. The Medicare composite rate set by the Centers for Medicare and Medicaid Services, or CMS, determines the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for that treatment, some laboratory tests and some medications. The Medicare composite rate is subject to regional differences based upon several factors, including regional differences in wage levels. Other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including EPO, vitamin D analogs and calcium and iron supplements.

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

Based on recent conversations with representatives of CMS, we expect CMS to conduct one or more demonstration projects to examine the desirability of bundling pharmaceutical, laboratory and other services into an expanded Medicare composite reimbursement rate. As CMS has yet to announce the parameters for any such demonstration project, it is impossible for us to predict what impact if any these projects will have on Medicare reimbursement.

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

Nongovernment payors

Before Medicare becomes the primary payor, a patient’s employer group health plan, private insurance or other nongovernment payor, if any, is responsible for payment at its negotiated rates or, in the absence of negotiated rates, at our usual and customary rates. The patient is responsible for any deductibles and co-payments under the terms of his or her employer group health plan or other insurance. Our usual and customary rates, and the rates paid by nongovernment payors, are typically higher than Medicare reimbursement rates. Also, traditional indemnity plans and preferred provider organization or PPO plans typically pay at higher rates than health maintenance organization or HMO plans. After Medicare becomes the primary payor, the employer group health plan, private insurer or other nongovernment payor, if any, becomes secondary to Medicare. Secondary payors are responsible for the 20% of the Medicare reimbursement rates that Medicare does not pay. Secondary payors are not required to reimburse us for the difference between the rates they previously paid and Medicare rates.

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

Reimbursement for EPO and other drugs

EPO stimulates the production of red blood cells and is beneficial in the treatment of anemia, with the effect of reducing or eliminating the need for blood transfusions for dialysis patients. Most of our dialysis patients receive EPO. Approximately one-fourth of our net operating revenues are generated from the administration of EPO. Therefore, EPO reimbursement significantly impacts our net income and cash flow.

The OIG has recommended that Medicare reimbursement for EPO be reduced from the current amount of $10 to $9 per 1,000 units. The Department of Health and Human Services, or HHS, has concurred with this recommendation. In addition, the Clinton Administration proposed the same EPO reimbursement reduction in several budget proposals, but Congress did not pass any EPO reimbursement reduction. EPO reimbursement programs have been, and in the future may be, subject to these and other legislative or administrative proposals. We cannot predict whether future rate or reimbursement method changes will be made.

Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. Amgen is also developing a new product, darbepoetin alfa, also known as Aranesp®, that could replace EPO or reduce its use with dialysis patients. The FDA has approved this new product for use with dialysis patients. We cannot predict when, or whether, Amgen will seek to market this product for the dialysis market, how Medicare or other payors will reimburse dialysis providers for its use, whether physicians will prescribe it instead of EPO or how it will impact our revenues and earnings.

Other drugs that we administer upon physician prescription include vitamin D analogs, calcium and iron supplements, various antibiotics and other medications. Medicare currently reimburses us separately for most of these drugs at a rate of 95% of the average wholesale price of each drug. In December 2000, Congress mandated a General Accounting Office, or GAO, study of whether to reduce the reimbursement rates for drugs that are based on the average wholesale price. The GAO made recommendations to Congress in September 2001 to lower drug reimbursement rates, but the majority of the drugs we administer were not included in the GAO’s recommendations. Congress has yet to act on the GAO’s recommendations. Effective January 1, 2003, CMS implemented a new payment structure utilizing a single drug pricer for all drugs, including those for which we are reimbursed separately. Our reimbursement under this single drug pricer will not be materially different than what we received at 95% of average wholesale price. Based on recent statements made by key members of Congress and representatives of CMS, we expect that there will be additional changes in Medicare drug reimbursement. We do not know whether or to what extent future rate changes may be implemented, nor how any such changes will impact our revenues and earnings.

Congress has also mandated a government study of whether to include EPO and other pharmaceuticals in the Medicare composite reimbursement rate. Recommendations with respect to possible changes in the services included in the Medicare composite rate were due in July 2002 but have yet to be provided to Congress. We expect the upcoming bundling demonstration projects described above to examine further the desirability of including EPO and other pharmaceuticals in the composite rate. We do not know whether or to what extent future rate changes may be implemented as a result of the study, any demonstration projects or otherwise, nor how any such changes will impact our revenues and earnings.

Management fee income

We generate management fees from managing dialysis centers which are wholly-owned or majority-owned by third parties. Fees are established by contract and are typically based on a percentage of revenues generated from the centers.

United States Attorney’s inquiry

In February 2001 the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted us and requested our cooperation in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. We have cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, we received a subpoena from the Philadelphia office of the OIG. The subpoena requires an update to the information we provided in our response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to our financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. We have provided the documents requested. This inquiry remains at an early stage. As it proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

At this time, we are unable to determine:

•	When this matter will be resolved;

•	What position the Civil Division will take regarding any potential liability on the Company’s part;

•	Whether any additional areas of inquiry will be opened; and

•	Any outcome of this inquiry, financial or otherwise.

An adverse determination could have a material adverse impact on our business, results of operation and financial condition. As described further below under the subheading “Government regulation,” the penalties under the federal anti-kickback law, Stark laws and False Claims Act and other federal and state statutes can be substantial.

Laboratory payment reviews

Our Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has reviewed claims for six separate review periods. In 1998 the carrier issued a formal overpayment determination in the amount of $5.6 million for the first review period (January 1995 to April 1996). The carrier also suspended all payments of Medicare claims from the laboratory beginning in May 1998. In 1999, the carrier issued a formal overpayment determination in the amount of $15.0 million for the second review period (May 1996 to March 1998). Subsequently, the carrier informed us that $16.1 million of the suspended claims for the third review period (April 1998 to August 1999), $11.6 million of the suspended claims for the fourth review period (August 1999 to May 2000), $2.9 million of the suspended claims for the fifth review period (June 2000 to December 2000) and $0.9 million of the suspended claims for the sixth review period (December 2000 to May 2001) were not properly supported by the prescribing physicians’ medical justification. The carrier’s allegations regarding improperly supported claims represented approximately 99%, 96%, 70%, 72%, 24% and 10%, respectively, of the tests the laboratory billed to Medicare for these six review periods.

We have disputed the carrier’s determinations and have provided supporting documentation of our claims. In addition to the formal appeal processes with the carrier and a federal administrative law judge, we have also pursued resolution of this matter through meetings with representatives of CMS and the Department of Justice, or DOJ. We initially met with the DOJ in February 2001, at which time the DOJ requested additional information, which we provided in September 2001.

In June 2002, an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations for the first two review periods. The administrative law judge’s decision on the first two review periods does not apply to the remaining four review periods, as each review period is evaluated independently. Moreover, the carrier’s sampling procedures have varied from period to period, and the conclusions the judge arrived at with respect to the first two periods may not hold for the subsequent periods. The hearings before a carrier hearing officer for the third and fourth review periods are scheduled to take place in the second quarter of 2003.

During 2000 we stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge in 2002 related to the first two review periods covering January 1995 to March 1998, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determination with respect to the fifth and sixth review periods in December 2002, the carrier paid the additional amounts that it is not disputing for the second through sixth review periods. As of December 31, 2002, we had received a total of $68.8 million, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. Approximately $10 million of these collections related to 2002 lab services provided through June 2002. We will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that management believes we will ultimately recover upon final review and settlement of disputed billings.

In addition to processing prior period claims, the carrier also began processing billings for current period services on a timely basis. Based on these developments, we began recognizing estimated current period Medicare lab revenue in the third quarter of 2002. As a result, in addition to the $10 million of Medicare lab revenue related to the first half of 2002, we recognized approximately $11 million of current period Medicare lab revenue in the second half of 2002.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services. During the study, the carrier has suspended all of its previously existing dialysis laboratory prepayment screens.

The purpose of the study is to determine what ongoing program safeguards are appropriate. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. We cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may yet implement as a result of its study. The carrier has also informed us that any claims that it reimburses during the study period may also be subject to post-payment review and retraction if determined inappropriate.

At this time we are unable to determine:

•	When this matter will be fully resolved;

•	The amount of the laboratory claims for which we may be paid;

•	What action the carrier, the DOJ or HHS may take with respect to this matter; and

•	Whether the carrier may review additional periods beyond the six identified.

An adverse determination could have a material adverse impact on our business, results of operations and financial condition.

The Medicare carrier for our Minnesota laboratory is conducting a post-payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review being conducted at our Florida laboratory. At this time, we are unable to determine how long it will take the carrier to complete this review. There is currently no overpayment determination or payment suspension with respect to the Minnesota laboratory. The DOJ also requested information with respect to this laboratory, which we have provided. Medicare revenues at the Minnesota laboratory, which were much smaller than the Florida laboratory, were approximately $15 million for the period under review. In November 2001, we closed the operations of this laboratory and combined them with our Florida laboratory.

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

All of our dialysis centers are certified by CMS, as is required for the receipt of Medicare reimbursement. In some states our dialysis centers also are required to secure additional state health licenses. Governmental authorities, primarily state departments of health, periodically survey our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program. Consistent with recommendations of the OIG, the frequency and intensity of this survey activity increased industry-wide beginning in 2000. We expect this level of survey activity to continue in 2003.

Our business could be adversely impacted by:

•	Loss or suspension of federal certifications;

•	Loss or suspension of authorization to participate in the Medicare or Medicaid programs;

•	Loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;

•	Refunds of reimbursement received because of any failures to meet applicable reimbursement requirements; or

•	Significant reductions in reimbursement or reduction or elimination of coverage for dialysis and ancillary services.

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

At 31 of our dialysis centers, physicians who refer patients to the centers hold interests in partnerships or limited liability companies owning the centers. The anti-kickback statute may apply to these situations. Among the available safe harbors with respect to these arrangements is one for small entity investment interests. Although none of our arrangements satisfy all of the elements of this small entity investment interests safe harbor, we believe that each of these partnerships and limited liability companies satisfies a majority of the safe harbor’s elements, as well as the intent of the regulations.

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

Fraud and abuse under state law

Several states, including California, Florida, Georgia, Kansas, Louisiana, Maryland, New York, Utah and Virginia, in which we operate dialysis centers jointly owned with referring physicians, have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians who hold joint ownership interests, we would be required to restructure some or all of our relationships with these referring physicians and could be subject to financial penalties. We cannot predict the consequences of this type of restructuring.

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

A “financial relationship” with an entity under Stark II is defined as an ownership or investment interest in, or a compensation arrangement with, the entity. We have entered into compensation agreements with our medical directors. Some of our medical directors own equity interests in entities that operate our dialysis centers. Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. In addition, while nearly all of our stock option arrangements with referring physicians were terminated in 2000, a few medical directors still own options to acquire our common stock because we did not have the contractual right to terminate their options. Under the Stark II regulations, these stock options constitute compensation arrangements that must meet an applicable exception. Also, some medical directors and other physicians own our common stock, which they either purchased in the open market or received from us as consideration in an acquisition of dialysis centers from them. Although we believe that the ownership of our stock and the other ownership interests and lease arrangements for our centers are in material compliance with Stark II, it is possible that CMS could view them as prohibited arrangements that must be restructured or for which we could be subject to other applicable penalties.

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

The False Claims Act

The federal False Claims Act, or FCA, is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA imposes a civil penalty on any person who:

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

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions and establishes a pilot program for medical savings accounts. In addition, HIPAA also expanded federal attempts to combat healthcare fraud and abuse by making amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA created a new “Health Care Fraud Abuse Control Account,” under which advisory opinions are issued by the OIG regarding the application of the anti-kickback statute, criminal penalties for Medicare and Medicaid fraud were extended to other federal healthcare programs, the exclusion authority of the OIG was expanded, Medicare and Medicaid civil monetary penalty provisions were extended to other federal healthcare programs, the amounts of civil monetary penalties were increased and a criminal healthcare fraud statute was established.

HIPAA also includes provisions relating to the privacy of medical information. HHS published HIPAA privacy regulations in December 2000 and modified these regulations in August 2002. Based on our initial review of the privacy rules, compliance will require the development of extensive policies and procedures, the designation of privacy officers and the implementation of elaborate administrative safeguards with respect to private health information in our possession. Under HIPAA, compliance with the proposed privacy regulations is required by April 2003. Furthermore, HIPAA includes provisions relating to standards for electronic transactions and electronic signatures. Based on our review of the proposed standards, compliance will require us to develop additional information systems and administrative and electronic safeguards to protect data integrity. Under HIPAA, compliance with the standards for electronic transactions is required no later than October 2003. Compliance with the proposed electronic signature standards is required in 2004.

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

A New York statute prohibits publicly-held companies from owning the health facility license required to operate a dialysis center in New York. Although we own substantially all of the assets, including the fixed assets, of our New York dialysis centers, the licenses are held by privately-owned companies with which we have agreements to provide a broad range of administrative services, including billing and collecting. The New York State Department of Health has approved these types of arrangements; however, we cannot guarantee that they will not be challenged as prohibited under the relevant statute. If they are successfully challenged, we cannot predict the impact on our business in New York. We have a similar management relationship with physician practices in several states which prohibit the corporate practice of medicine, and with a privately-owned company in New Jersey for some, but not all, of our New Jersey dialysis centers. We have had difficulty securing licenses for new centers in New Jersey in our own name because the New Jersey Department of Aging and Senior Services refuses to grant new licenses to companies that have more than a small number of outstanding survey issues throughout all of their facilities in the entire United States, regardless of the respective size of the companies’ operations.

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

Corporate compliance program

We have implemented a company-wide corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our employees. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

•	Increasing through training and education, the awareness of our employees and affiliated professionals of the necessity of complying with all applicable laws and regulations in an increasingly complicated regulatory environment;

•	Auditing our dialysis centers, laboratories and billing offices on a regular basis to identify any potential instances of noncompliance in a timely manner; and

•	Ensuring that we take steps to resolve instances of non-compliance or to address areas of potential non-compliance as promptly as we become aware of them.

We have a code of conduct that each of our employees and affiliated professionals must follow and we have a confidential toll-free hotline (888-272-7272) for employees to report potential instances of non-compliance.

Our chief compliance officer administers the compliance program. The chief compliance officer reports directly to our chief executive officer and chief operating officer and to the compliance committee of our board of directors.

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

The market share of the large multi-center providers has increased significantly over the last several years and the four largest dialysis chains, including us, now comprise approximately 65% of the market, compared to approximately 30% in 1992. We expect consolidation by these large chain providers to continue. Approximately half of the independent centers are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than independent, physician-owned centers.

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

A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients’ homes. Other companies provide similar services. A company, AKsys, has developed a hemodialysis system designed to enable patients to perform hemodialysis on a daily basis in their homes. In March 2002, AKsys received FDA clearance to market its Personal Hemodialysis (PHD) system. To date there has not been significant adoption of the PHD system by our patients or physicians, however, we expect to test the concept in a few of our centers. We are unable to determine how this system will affect our business over the longer-term.

Insurance

We carry property and general liability insurance, professional liability insurance, directors’ and officers’ liability insurance, workers compensation, and other insurance coverage in amounts and on terms deemed adequate by management, based on our claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors maintain coverage for their individual private medical practices. Our liability policies also cover our medical directors for the performance of their duties as medical directors.

Employees

As of December 31, 2002, we had approximately 13,000 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	4,800
• Other patient care and center support staff and laboratory personnel	6,700
• Corporate, billing and regional administrative staff	1,500

Our dialysis business requires nurses with specialized training for patients with complex care needs. Recruitment and retention of nurses and nurse aides are growing concerns for health care providers generally because of the disparity between the supply and demand for nurses, which has led to a nursing shortage. We have an active program of investing in our professional healthcare teammates to help ensure we meet our recruitment and retention targets, including expanded training opportunities, tuition reimbursements, and other incentives.

Item 2.    Properties.

We own the land and building for only two of our dialysis facilities. Our other dialysis centers are located on premises that we lease. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Our outpatient dialysis centers range in size from 500 to 30,000 square feet, with an average size of approximately 6,500 square feet.

We maintain our corporate headquarters in approximately 40,000 square feet of office space in Torrance, California, which we currently lease for a term expiring in 2008. Our business office in Tacoma, Washington is in an 80,000-square foot facility leased for a term expiring in 2009. We maintain a 57,000-square foot facility in Berwyn, Pennsylvania, which we currently lease for a term expiring in 2006, principally for additional billing and collections staff. Our Florida-based laboratory is located in a 30,000-square foot facility owned by us, with a long-term ground lease, and we lease 15,000 square feet of additional space for laboratory administrative staff for a term expiring in 2007.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations. In addition, we often can build new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the area planned for each of these centers. Expansion or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2001:
1st quarter	$19.55	$14.60
2nd quarter	20.33	16.18
3rd quarter	22.36	18.31
4th quarter	24.45	17.05
Year ended December 31, 2002:
1st quarter	$26.00	$21.50
2nd quarter	26.13	20.40
3rd quarter	23.91	19.46
4th quarter	25.87	22.80

The closing price of our common stock on February 14, 2003 was $20.41 per share. According to The Bank of New York, our registrar and transfer agent, as of February 14, 2003, there were 2,604 holders of record of our common stock. Since our recapitalization in 1994, we have not declared or paid cash dividends to holders of our common stock. We do not anticipate paying cash dividends in the foreseeable future. Our bank credit agreements restrict our ability to pay dividends on our common stock. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Item 6.    Selected Financial Data.

The following table presents selected consolidated financial and operating data for the periods indicated. The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$1,854,632	$1,650,753	$1,486,302	$1,445,351	$1,203,738
Total operating expenses(2)	1,463,300	1,332,761	1,311,587	1,509,333	1,068,825

Operating income (loss)	391,332	317,992	174,715	(63,982)	134,913
Other income (loss), net	5,790	4,644	(7,201)	(1,895)	4,894
Debt expense(3)	71,636	72,438	116,637	110,797	84,003
Minority interests in income of consolidated subsidiaries	(9,299)	(9,260)	(5,942)	(5,152)	(7,163)

Income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle	316,187	240,938	44,935	(181,826)	48,641
Income tax expense (benefit)	129,500	104,600	27,960	(34,570)	38,449

Income (loss) before extraordinary items and cumulative effect of change in accounting principle	$186,687	$136,338	$16,975	$(147,256)	$10,192

Net income (loss)(4)	$157,329	$137,315	$13,485	$(147,256)	$(9,448)

Basic earnings (loss) per common share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle	$2.60	$1.63	$0.21	$(1.81)	$0.12

Net income (loss)(4)	$2.19	$1.64	$0.17	$(1.81)	$(0.12)

Diluted earnings (loss) per common share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle	$2.28	$1.51	$0.20	$(1.81)	$0.12

Net income (loss)(4)	$1.96	$1.52	$0.16	$(1.81)	$(0.12)

Ratio of earnings to fixed charges(5)(6)	4.35:1	3.63:1	1.32:1	See (6)	1.49:1

Balance sheet data:
Working capital(7)	$251,925	$175,983	$148,348	$(1,043,796)	$388,064
Total assets	1,775,693	1,662,683	1,596,632	2,056,718	1,911,619
Long-term debt(8)	1,311,252	811,190	974,006	5,696	1,225,781
Shareholders’ equity(9)	70,264	503,637	349,368	326,404	473,864

(1)	Net operating revenues include $58,778 in 2002 of prior years’ services revenue relating to Medicare lab revenue, and $22,000 in 2001 of prior years’ dialysis services revenue relating to cash settlements and collections in excess of prior estimates.
(2)

Total operating expenses include expense offsets from recoveries of $5,192 in 2002, and $35,220 in 2001 of accounts receivable reserved in 1999, a net gain for impairments and valuation adjustments of $380 in 2002 and net impairment losses of $4,556 in 2000, $139,805 in impairment and valuation losses in 1999 principally associated with the disposition of the Company’s non-continental U.S. operations and merger-related costs of $78,188 in 1998.

(3)	Debt expense includes write-offs of deferred financing costs of $1,192 in 2000 and $1,601 in 1999, and a loss on termination of interest rate swap agreements related to refinanced debt of $9,823 in 1998.
(4)	Net income (loss) includes an extraordinary loss of $29,358 ($0.41 per share—basic, $0.32 per share—diluted) in 2002 resulting from the write-off of deferred financing costs associated with the retirement of the $225,000 outstanding 9¼% Senior Subordinated Notes due 2011, an extraordinary gain of $977 ($0.01 per share) in 2001 relating to the write-off of deferred financing costs and the associated accelerated swap liquidation gains resulting from debt refinancing, and extraordinary losses associated with early extinguishment of debt of $3,490 ($0.04 per share) in 2000 and $12,744 ($0.16 per share) in 1998. In 1998 we adopted AICPA Statement of Position No. 98-5 Reporting on the Costs for Start-up Activities which requires that pre-opening and organization costs be expensed as incurred. As a result, unamortized deferred pre-opening and organizational costs of $6,896 ($0.08 per share) were written off as a cumulative effect of a change in accounting principle in 1998.
(5)	The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. Earnings for this purpose is defined as pretax income from operations adjusted by adding back fixed charges excluding interest capitalized during the period. Fixed charges are defined as the total of interest expense, amortization of financing costs, capitalized interest and the estimated interest component of rental expense on operating leases.
(6)	Due to our loss in 1999, the ratio coverage in 1999 was less than 1:1. We would have had to generate additional earnings of $182,535 to achieve a coverage of 1:1.
(7)	The working capital calculation as of December 31, 1999 includes long-term debt of $1,425,610 that was potentially callable under covenant provisions.
(8)	Long-term debt as of December 31, 1999 excludes $1,425,610 that was potentially callable under covenant provisions.
(9)	We repurchased 27,327,477 shares of common stock for $642,171 in 2002 and 888,700 shares of common stock for $20,360 in 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-K. These risks, among others, include those relating to possible reductions in private mix and private and government reimbursement rates, the concentration of profits generated from PPO and private indemnity patients and from ancillary services including the administration of pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, the ongoing review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the DOJ, the ongoing review by the US Attorney’s Office and the OIG in Philadelphia and the Company’s ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business.”

Results of operations

Our operating results, excluding prior-period service recoveries, for the year ended December 31, 2002 were in line with our projected range, with no significant unanticipated changes in dialysis revenue, expense trends or EBITDA, and no material changes in our general risk assessments. However, positive developments regarding disputed Medicare claims at our Florida laboratory have allowed us to recognize Medicare lab revenue for current and prior services beginning in the third quarter of 2002.

The following is a summary of continental U. S. and non-continental U.S. operating revenues and operating expenses:

	Year ended December 31,
	2002		2001		2000
	(dollars in millions)
Operating revenues:
Continental U.S.	$1,849	100%	$1,636	99%	$1,412	95%
Non-continental U.S.	6		15	1%	74	5%

	$1,855	100%	$1,651	100%	$1,486	100%

Operating expenses:
Continental U.S.	$1,458	100%	$1,317	99%	$1,234	94%
Non-continental U.S.	6		16	1%	73	6%
Impairment valuation adjustments					4

	$1,464	100%	$1,333	100%	$1,311	100%

The divestiture of our dialysis operations outside the continental United States was substantially completed during 2000, and the sale of our remaining centers in Puerto Rico was completed during the second quarter of 2002. Therefore, the non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

Continental operating results were as follows (see Note 18 to the consolidated financial statements for non-continental U.S. operating results):

Continental U.S. Operations

	Year ended December 31,
	2002		2001		2000
	(dollars in millions)
Net operating revenues:
Current period services	$1,790	100%	$1,614	100%	$1,412	100%
Prior years’ services—laboratory	59
Prior years’ services—dialysis			22
Operating expenses:
Dialysis centers and labs	1,212	68%	1,087	67%	973	69%
General and administrative	154	9%	129	8%	120	8%
Depreciation and amortization(a)	65	4%	62	4%	58	4%
Provision for uncollectible accounts(b)	32	2%	32	2%	38	3%

	1,463	82%	1,310	81%	1,189	84%

Operating income—current period services(a)(b)	$327	18%	$304	19%	$223	16%

Impairments and valuation losses (gains):
Continental U.S. operations	$1		$(1)		$5
Non-continental U.S. operations	(1)		1		(1)

	$—		$—		$4

Dialysis treatments (000’s)	5,975		5,690		5,354
Average dialysis treatments per treatment day	19,090		18,185		17,066
Average dialysis revenue per treatment	$291		$278		$256

(a)	For comparison purposes, excludes goodwill amortization of $42 million in 2001, and $45 million in 2000. Goodwill is not amortized effective for 2002 per SFAS No. 142.
(b)	Excludes approximately $5 and $35 million of recoveries in 2002 and 2001 of amounts reserved in 1999. Operating income as presented also excludes $59 and $22 million of prior years’ services revenues in 2002 and 2001.

Because of the inherent uncertainties associated with predicting third-party reimbursements in the healthcare industry, our revenue recognition involves significant estimation risks. Such risks and uncertainties are addressed in AICPA Statement of Position (SOP) No. 00-1 Auditing Health Care Third-Party Revenues and Related Receivables. Our estimates are developed based on the best information available to us and our best judgement as to the reasonably assured collectibility of our billings as of the reporting date. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

The net operating revenues for continental U.S. operations of $1,790 million in 2002 and $1,614 million in 2001 represent annual increases of $176 million or 11% and $202 million or 14%, respectively. Approximately 50% and 60% of the increase in dialysis services revenue for 2002 and 2001 was attributable to increases in the average reimbursement rate per treatment and approximately 50% and 40% was due to an increase in the number of dialysis treatments. The increase in 2002 also included approximately $21 million of current year Medicare laboratory revenue. As discussed below, we had not recognized any Medicare laboratory revenue during 2001 due to the ongoing dispute with the third-party carrier.

Dialysis services revenue

Dialysis services revenue, excluding prior period service revenue, represented 97%, 98% and 97% of current operating revenues in 2002, 2001 and 2000, respectively. Lab, other and management fee income account for the balance of revenues.

Dialysis services include outpatient center hemodialysis, which accounts for approximately 88% of total dialysis treatments, home dialysis, and inpatient hemodialysis with contracted hospitals. Major components of dialysis revenue include the administration of EPO and other drugs as part of the dialysis treatment, which represents approximately 37% of operating revenues.

Dialysis services are paid for primarily by Medicare and state Medicaid programs in accordance with rates established by CMS, and by other third-party payors such as HMO’s and health insurance carriers. Services provided to patients covered by third-party insurance companies are normally reimbursed at rates higher than Medicare or Medicaid rates. Patients covered by employer group health plans convert to Medicare after a maximum of 33 months. As of year-end 2002, the Medicare ESRD dialysis treatment rates were between $121 and $144 per treatment, or an overall average of $131 per treatment, excluding the administration of drugs.

The majority of our net earnings from dialysis services are derived from commercial payors, some of which pay at negotiated reimbursement rates and others which pay based on our usual and customary rates. The commercial reimbursement rates are under continual pressure as we negotiate contract rates with large HMO’s and insurance carriers. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the reimbursement rates generally decline substantially.

Dialysis services revenues by payor type were as follows:

	Year ended December 31,
	2002	2001	2000
Percent of total dialysis revenue:
Medicare	51%	52%	53%
Medicaid	5	5	5

	56	57	58
HMO’s, health insurance carriers and private patient payments	44	43	42

	100%	100%	100%

The average dialysis revenue recognized per treatment (excluding prior years’ services revenue) was $291, $278 and $256 for 2002, 2001 and 2000, respectively. The increase in average dialysis revenue per treatment in 2002 was principally due to increases in our standard fee schedules (impacting non-contract commercial revenue), changes in mix and intensity of physician-prescribed pharmaceuticals, continued improvements in revenue capture, billing and collecting operations, and payor contracting. The increase in 2001 was principally due to continued improvements in revenue realization due to improved clinical operations and billing and collection processes, and a 2.4% increase in the Medicare composite reimbursement rates.

The number of dialysis treatments increased 5.0% in 2002 and 6.3% in 2001, principally attributable to a non-acquired annual growth rate of approximately 4.0% for both years. We continue to expect the non-acquired growth rate to remain in the range of 3.0% to 5.0% through 2003. Acquisitions accounted for the balance of the increases in treatment volumes.

The prior years’ services revenue of $22 million in 2001 related to cash recoveries associated with prior years’ services and resulted from improvements in the Company’s billing and collecting operations.

Lab and other services

As discussed in Note 16 to the consolidated financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds related to review periods from April 1998 through May 2001. During the second half of 2002, the carrier paid us a total of $68.8 million, representing approximately 70% of the total outstanding prior Medicare lab billings for the period from January 1995 through June 2002. Approximately $10 million of these collections related to 2002 lab services provided through June 2002. We have recognized prior period services Medicare lab revenue as payments have been received based on our belief that the cumulative recoveries do not exceed the aggregate amount that we will ultimately recover and retain upon final review and settlement of the Medicare billings. At this time we expect no significant additional Medicare lab payments relating to prior periods unless and until the dispute over the remaining disallowed claims are resolved in our favor. In addition to the prior-period claims, the carrier also began processing billings for current period services in the third quarter of 2002. As a result, in addition to the $10 million of Medicare lab revenue related to the first half of 2002, we recognized approximately $11 million of current period Medicare lab revenue in the second half of 2002.

Management fee income

Management fee income represented less than 1% of total revenues for 2002 and 2001. Our fees are typically based on a percentage of revenue of the center that we manage and are established in the management contract. We managed 23 and 25 third-party dialysis centers as of year end 2002 and 2001.

Dialysis centers and lab expenses

Operating expenses consist of costs and expenses specifically attributable to the operations of dialysis centers and labs, including direct labor, drugs, medical supplies and other patient care service and support costs. Dialysis centers and lab operating expenses as a percentage of net operating revenue (excluding prior period services revenue) were 68%, 67% and 69% for 2002, 2001 and 2000, respectively. On a per-treatment basis, the operating expenses increased approximately $12 and $9 in 2002 and 2001. The increase in both years was principally due to higher labor and pharmaceutical costs, as well as revenue-impacting changes in the mix of physician-prescribed pharmaceuticals. Increases in revenue per treatment substantially offset these cost increases.

General and administrative expenses.    General and administrative expenses consist of those costs not specifically attributable to the dialysis centers and labs and include expenses for corporate and regional administration, including centralized accounting, billing and cash collection functions. General and administrative expenses as a percentage of net operating revenues (excluding prior period services revenue) were approximately 8.6%, 8.0% and 8.5% in 2002, 2001 and 2000, respectively. In absolute dollars, general and administrative expenses increased by approximately $25 million in 2002. The increase was principally due to higher labor costs, continued investments in infrastructure to develop new operating and billing systems, and higher legal costs relating to the laboratory and U.S. Attorney’s reviews (see discussion of contingencies below) and other proactive compliance initiatives.

Provision for uncollectible accounts receivable.    The provision for 2002 and 2001, net of recoveries, was $27 million and a net recovery of $3 million. Before considering cash recoveries and excluding prior period services revenue, the provisions for uncollectible accounts receivable were approximately 1.8% of current operating revenues in 2002 as compared to 2.0% in 2001 and 3% in 2000. During 2002 and 2001, we realized recoveries of $5 million and $35 million associated with aged accounts receivables that had been reserved in 1999. The recoveries and lower provisions in 2002 and 2001 resulted from continued improvements that we made in our billing and collecting processes.

Impairments and valuation adjustments.    We perform impairment or valuation reviews for our property and equipment, amortizable intangibles, and investments in and advances to third-party dialysis businesses whenever a change in condition indicates that a review is warranted. Such changes include changes in our business strategy and plans, the quality or structure of our relationships with our partners, or when an owned or third-party dialysis business experiences deteriorating operating performance or liquidity problems. Goodwill is routinely assessed for possible valuation impairment using fair value methodologies.

Impairments and valuation adjustments for 2002 consisted of a net loss of approximately $1 million associated with continental U.S. operations and a net gain of approximately $1.3 million associated with the sale of our remaining non-continental U.S. operations.

Other income (loss)

The net of other income and loss items were income of $5.8 million for 2002, $4.6 million for 2001 and a loss of $7.2 million in 2000. Interest income was $3.4 million, $3.2 million and $7.7 million for 2002, 2001 and 2000, respectively. In 2000, we had losses of $15.5 million related to the settlement of a securities lawsuit and the recognition of the foreign currency translation loss associated with the divestitures of the non-continental U.S. operations.

Debt expense

Debt expense for 2002, 2001 and 2000 consisted of interest expense of approximately $69, $70 and $113 million respectively, and the amortization of deferred financing costs of approximately $3 million in both 2002 and 2001 and $4 million in 2000. The slight reduction in interest expense in 2002 was the result of lower average interest rates offset by higher debt balances due to our debt restructuring and common stock purchases that occurred as part of our recapitalization plan, as discussed below.

Provision for income taxes

The provision for income taxes for 2002 represented an effective tax rate of 41.0% as compared to 43.4% in 2001 and 62.2% in 2000. The reduction in the effective tax rate in 2002 compared to 2001 was primarily due to overall lower state income tax rates, the elimination of book amortization not deductible for tax purposes and changes in tax valuation estimates. The high effective rate in 2000 resulted from the relatively low level of pre-tax earnings in relation to significant permanent differences in 2000, including non-deductible amortization and deferred tax valuation allowances.

Extraordinary items

In 2002, the extraordinary loss of $29.4 million, net of tax, related to our recapitalization plan which included retiring all our $225 million outstanding 9¼% Senior Subordinated Notes due 2011 and extinguishing our then existing senior credit facilities, as discussed below.

In 2001, the extraordinary gain of $1 million, net of tax, related to the write-off of deferred financing costs offset by the accelerated recognition of deferred interest rate swap liquidation gains as a result of debt refinancing.

In 2000, the extraordinary loss of $3.5 million, net of tax, related to the write-off of deferred financing costs associated with an early extinguishment of debt. In July 2000, we restructured our revolving and term credit facilities.

Projections for 2003

Our current projections for 2003, based on current conditions and trends, are for normal operating earnings before depreciation and amortization, debt expense and taxes, or EBITDA, to be in the range of $380 million to

$400 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from non-governmental payors and from the administration of physician-prescribed pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, and the ongoing review by the United States Attorney’s Office and the OIG. Additionally, the termination or restructuring of managed care contracts, medical director agreements or other arrangements may result in future impairments or otherwise negatively affect our operating results. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Liquidity and capital resources

Cash flow from operations during 2002 amounted to $342 million which included $64 million of prior period services recoveries. The non-operating cash flows were primarily associated with our recapitalization plan to restructure our debt and repurchase common stock, as discussed below, and a net investment of $121 million in acquisitions and new center developments, system infrastructure and other capital assets. During 2001 operating cash flow amounted to $265 million, which included $57 million of prior period services recoveries. Non-operating cash flows for 2001 included a net $118 million for acquisitions and capital asset expenditures, and $20 million in stock repurchases.

In the first quarter of 2002, we initiated a recapitalization plan to restructure our debt and repurchase common stock. In April 2002, we completed the initial phase of the recapitalization plan by retiring all of our $225 million outstanding 9¼% Senior Subordinated Notes due 2011 for $266 million. Concurrent with the retirement of this debt, we secured a new senior credit facility agreement in the amount of $1.115 billion. The excess of the consideration paid over the book value of the Senior Subordinated Notes and write-off of deferred financing costs associated with extinguishing the existing senior credit facilities and the notes resulted in an extraordinary loss of $29.4 million, net of tax. In June 2002, we completed the next phase of the recapitalization plan with the repurchase of 16,682,337 shares of our common stock for approximately $402 million, or $24.10 per share, through a modified dutch auction tender offer. In May 2002, our Board of Directors authorized the purchase of an additional $225 million of common stock over the next eighteen months. As of December 31, 2002, 7,699,440 shares had been acquired for $172 million under this authorization. No additional purchases have been made under this authorization since December 2002. For the year ended December 31, 2002, stock repurchases, including 2,945,700 shares acquired prior to initiating the recapitalization plan, amounted to $642 million for 27,327,477 shares, for a composite average of $23.50 per share.

The new senior credit facility secured during the second quarter of 2002 consists of a Term Loan A for $150 million, a Term Loan B for $850 million and a $115 million undrawn revolving credit facility, which includes up to $50 million available for letters of credit. During the second quarter of 2002, we borrowed all $850 million of the Term Loan B, and $842 million of the Term Loan B remained outstanding as of December 31, 2002. The Term Loan B bears interest equal to LIBOR plus 3.00%, which was a weighted average rate of 4.71% as of December 31, 2002. The interest rates under the Term Loan A, which was fully drawn during January 2003, and the revolving credit facility are equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on our leverage ratio. The current margin is 2.25% for an effective rate of 3.61%. The aggregate annual principal payments for the entire outstanding term credit facility range from $11 million to $51 million in years one through five, and $403 million in each of years six and seven, with the balance due not later than 2009. The new senior credit facility is secured by all our personal property and that of all our wholly-owned subsidiaries. The new senior credit facility also contains financial and operating covenants including investment limitations.

During the second quarter of 2001 we issued $225 million of 9¼% Senior Subordinated Notes and completed a refinancing of our senior credit facilities. The net proceeds of these transactions were used to pay down amounts outstanding under our then existing senior credit facilities. The new senior credit facilities consisted of two term loans (totaling $114 million as of December 31, 2001) and a $150 million revolving credit facility (undrawn as of December 31, 2001). Total outstanding debt amounted to $820 million at December 31, 2001, a reduction of $156 million during the year. In 2000, we negotiated a major restructuring of the credit facility and we were able to reduce the total outstanding debt by over $482 million from our operating cash flows and the proceeds from divesting our non-continental operations.

The continental U.S. accounts receivable balance at December 31, 2002 and 2001 represented approximately 70 and 72 days of net revenue, net of bad debt provision.

During 2002 we increased our capital expenditures by approximately $50 million over 2001, principally for new dialysis centers, relocations and expansions, and for major information technology systems and upgrades. We acquired a total of 11 centers and opened 19 new centers.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Nearly all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers, in the form of put options exercisable at the third-party owners’ discretion. These put obligations require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow. The following is a summary of these contractual obligations and commitments as of December 31, 2002 (000’s):

	Within One Year	1-3 Years	4-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$7,285	$17,000	$438,437	$849,688	$1,312,410
Capital lease obligations	693	698	2,380	3,049	6,820
Operating leases	48,916	88,026	69,832	88,655	295,429

	$56,894	$105,724	$510,649	$941,392	$1,614,659

Potential cash requirements under existing commitments:
Letters of credit	$7,418				$7,418
Acquisition of dialysis centers	33,000	$17,000	10,000		60,000
Working capital advances to managed and minority-owned centers	5,000				5,000

	$45,418	$17,000	$10,000	$—	$72,418

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

Our Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has reviewed claims for six separate review periods. In 1998 the carrier issued a formal overpayment determination in the amount of $5.6 million for the first review period (January 1995 to April 1996). The carrier also suspended all payments of Medicare claims from the laboratory beginning in May 1998. In 1999, the carrier issued a formal overpayment determination in the amount of $15.0 million for the second review period (May 1996 to March 1998). Subsequently, the carrier informed us that $16.1 million of the suspended claims for the third review period (April 1998 to August 1999), $11.6 million of the suspended claims for the fourth review period (August 1999 to May 2000), $2.9 million of the suspended claims for the fifth review period (June 2000 to December 2000) and $0.9 million of the suspended claims for the sixth review period (December 2000 through May 2001) were not properly supported by the prescribing physicians’ medical justification. The carrier’s allegations regarding improperly supported claims represented approximately 99%, 96%, 70%, 72%, 24% and 10%, respectively, of the tests the laboratory billed to Medicare for these six review periods.

We have disputed each of the carrier’s determinations and have provided supporting documentation of our claims. In addition to the formal appeal processes with the carrier and a federal administrative law judge, we also pursued resolution of this matter through meetings with representatives of the Centers for Medicare and Medicaid Services, or CMS, and the Department of Justice, or DOJ. We initially met with the DOJ in February 2001, at which time the DOJ requested additional information, which we provided in September 2001.

In June 2002 an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations for the first two review periods. The administrative law judge’s decision on the first two review periods does not apply to the remaining four review periods, as each review period is evaluated independently. Moreover, the carrier’s sampling procedures have varied from period to period, and the conclusions the judge arrived at with respect to the first two periods may not hold for the subsequent periods. The hearings before a carrier hearing officer for the third and fourth review periods are scheduled to take place in the second quarter of 2003.

During 2000 we stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge in 2002 related to the first two review periods covering January 1995 to March 1998, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determination with respect to the fifth and sixth review periods in December 2002, the carrier paid the additional amounts that it is not disputing for the second through sixth review periods. As of December 31, 2002, we had received a total of $68.8 million, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. Approximately $10 million of these collections related to 2002 lab services provided through June 2002. These cash collections were recognized as revenue in the quarter received. We will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that management believes we will ultimately recover upon final review and settlement of disputed billings.

In addition to processing prior period claims during the third quarter of 2002, the carrier also began processing billings for current period services on a timely basis. Based on these developments, we began recognizing estimated current period Medicare lab revenue in the third quarter of 2002. As a result, in addition to the $10 million of Medicare lab revenue related to the first half of 2002, we recognized approximately $11 million of current period Medicare lab revenue in the second half of 2002.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services. During the study, the carrier has suspended all of its previously existing dialysis laboratory prepayment screens. The purpose of the study is to determine what ongoing program safeguards are appropriate. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. We cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may yet implement as a result of its study. The carrier has also informed us that any claims that it reimburses during the study period may also be subject to post-payment review and refund if determined inappropriate.

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

In February 2001 the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted us and requested our cooperation in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. We cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, we received a subpoena from the Philadelphia office of the Office of Inspector General of the Department of Health and Human Services, or OIG. The subpoena requires an update to the information we provided in our response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to our financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. We have provided the documents requested. This inquiry remains at an early stage. As it proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

In addition to the foregoing, we are subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Critical accounting estimates and judgements

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates, judgements and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgements and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are generally applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and provision for uncollectible accounts, impairments and valuation adjustments, and accounting for income taxes, are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgements and estimates.

Revenue recognition and provision for uncollectible accounts

Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for dialysis and ancillary services to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at pre-determined net realizable rates per treatment that are established by statute or regulation. Most non-governmental payors, including contracted managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to adjust to the expected net realizable revenue for services provided. Contractual allowances along with provisions for uncollectible accounts are estimated based upon credit risks of third-party payors, contractual terms, inefficiencies in our billing and collection processes, regulatory compliance issues and historical collection experience. Revenue recognition uncertainties inherent in the Company’s operations are addressed in AICPA Statement of Position (SOP) No. 00-1 Auditing Health Care Third-Party Revenues and Related Receivables. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received after considering possible retroactive adjustments that may be made as a result of the ongoing third-party carrier review. Prior-period services Medicare lab revenue is currently being recognized as cash collections actually occur, to the extent that the cumulative recoveries do not exceed the aggregate amount that we believe we will ultimately realize upon final review and settlement of the third-party carrier’s review.

Impairments of long-lived assets

We account for impairment of long-lived assets, which include property and equipment, investments, amortizable intangible assets and goodwill, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed annually or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Accounting for income taxes

We estimate our income tax provision to recognize our tax expense for the current year and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements using current enacted tax laws. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgement about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgements because the ultimate tax outcome can be uncertain or future events unpredictable.

Variable compensation accruals

We estimate variable compensation accruals monthly based upon the annual amounts expected to be earned and paid out resulting from the achievement of certain employee-specific and or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses, awards and benefit plan contributions, are updated periodically due to changes in our economic condition or cash flows that could ultimately impact the actual final award. Actual results may vary due to the subjective nature of fulfilling employee specific and or corporate goals as well as the final determination and approval of amounts by the Company’s Board of Directors.

Significant new accounting standards for 2002

Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets became effective in 2002. Under SFAS No. 142, beginning in 2002 goodwill is no longer amortized, but is required to be assessed for possible valuation impairment as circumstances warrant and at least annually. An impairment charge must be recorded against current earnings to the extent that the book value of goodwill exceeds its fair value. We recognized no goodwill impairments upon transition to this standard. If this standard had been implemented at the beginning of 2000, amortization expense would have been reduced by $25 million and $27 million, net of tax, for 2001 and 2000. Net income and diluted net income per share would have been approximately $162 million or $1.76 per share and $41 million or $0.49 per share for 2001 and 2000, respectively.

SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets became effective in 2002. SFAS No. 144 superceded SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 allows different approaches in cash flow estimation, and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components. The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on our financial statements.

SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections will be effective for 2003. Under SFAS No. 145, gains or losses from extinguishment of debt will no longer be classified as extraordinary items, but will be included as a component of income from continuing operations. All comparable prior period extraordinary items will be reclassified for consistent presentation. Although the $29.4 million of extraordinary loss, net of tax, for 2002 will be reclassified in future financial statements as $49 million of ordinary expense before taxes, this classification change will have no impact on net income or net income per share.

FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued in November 2002. This Interpretation clarifies the requirements for a guarantor’s disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding. The Interpretation also clarifies the requirements related to the recognition of a liability for the fair value of an obligation undertaken by the guarantor at the inception of the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are currently effective, while the recognition and initial measurement provisions will apply to guarantees issued or modified after December 31, 2002. We do not believe that these provisions will have a material impact on our financial statements.

SFAS No. 148 Accounting for Stock-based Compensation—Transition and Disclosure, which was issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and also requires disclosures in interim as well as annual financial statements regarding our method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1 to our consolidated financial statements for this disclosure.

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

If the percentage of our collections at or near our billed prices declines, then our revenues, cash flows and earnings would be substantially reduced.

Approximately 44% of our continental U.S. dialysis revenues are generated from patients who have private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our billed prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at lower rates but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates they pay us may increase. If the percentage of collections at or near our billed prices decreases significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

If the percentage of patients with insurance paying at or near our billed prices declines, then our revenues, cash flows and earnings would be substantially reduced.

Our revenue levels are sensitive to the mix of reimbursements from higher paying commercial plans to total reimbursements from all payor plans and program types. If there is a significant change in the number of patients under higher paying commercial plans relative to plans that pay at lower rates, for example a reduction in the average number of patients under indemnity and PPO plans compared with the average number of patients under HMO plans and government programs, it would negatively impact our revenues, cash flows and earnings.

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

The administration of EPO and other drugs accounts for approximately one third of our net operating revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement rates and rules, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of

EPO and other drugs. For example, some Medicare fiscal intermediaries are seeking to implement local medical review policies for EPO and vitamin D analogs that would effectively limit utilization of and reimbursement for these drugs.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net income and cash flows.

Approximately 51% of our continental U.S. dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. There was no increase in the composite rate for 2002. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur with or without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net income and cash flows would be adversely affected.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our operating earnings and cash flows.

In legislation enacted in December 2000, Congress mandated government studies on whether:

•	The Medicare composite rate for dialysis should be modified to include an annual inflation increase—this study was due July 2002, but has not yet been delivered to Congress;

•	The Medicare composite rate for dialysis should be modified to include additional services, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate—this study was due July 2002, but has not yet been delivered to Congress; and

•	Reimbursement for many of the outpatient prescription drugs that we administer to dialysis patients should be changed from the historic rate of 95% of the average wholesale price, or AWP. This study was delivered to Congress but Congress has not acted upon it.

If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO is approximately 25% of our total Medicare revenue. In January 2003, CMS implemented a new payment structure utilizing a single drug pricer for all drugs that Medicare reimburses, including many we administer. Based on the initial prices CMS has set, we do not expect our reimbursement under this single drug pricer in 2003 to differ materially from what it would have been under the AWP-based reimbursement structure. We expect, however, that CMS will change the prices set under this single drug pricer in the future or make other changes to the payment structure for these drugs. If EPO were included in the composite rate, and if the composite rate were not increased sufficiently, our operating earnings and cash flows could decrease substantially. Reductions in current reimbursement rates for EPO or other outpatient prescription drugs would also reduce our net earnings and cash flows.

Future declines in Medicaid reimbursement rates would reduce our net income and cash flows.

Approximately 5% of our continental U.S. dialysis revenues are generated from Medicaid payors. If state governments change Medicaid programs or the rates paid by those programs for our services, then our revenue and earnings may decline. Some of the states’ Medicaid programs have proposed eligibility changes or have announced that they are considering reductions in the rates for certain services. Any action to reduce the Medicaid coverage rules or reimbursement rates for dialysis and related services would adversely affect our revenue and earnings.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. Additionally, the medical directors have no obligation to refer their patients to our centers.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. In the twelve months ended December 31, 2002, we renewed the agreements with medical directors at 57 centers. In addition, as of December 31, 2002, there were 30 additional centers at which the medical director agreements required renewal on or before December 31, 2003.

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

We are voluntarily cooperating with the Civil Division of the United States Attorney’s Office and OIG in Philadelphia in a review of some of our practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services. In addition, our Florida laboratory and our now closed Minnesota laboratory are each the subject of a third-party carrier review of claims it has submitted for Medicare reimbursement. The DOJ has also requested and received information regarding these laboratories. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenue and earnings.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, and federal and state laws regarding the collection, use and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers has increased markedly since 2000.

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

Due to regulatory considerations unique to each of these states, all of our dialysis operations in New York and part of our dialysis operations in New Jersey are conducted through privately-owned companies to which we provide a broad range of administrative services. These operations account for approximately 7% of our continental U.S. dialysis revenues. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences, including:

•	Mandated practice changes that significantly increase operating expenses;

•	Suspension of payments from government reimbursement programs;

•	Refunds of amounts received in violation of law or applicable reimbursement program requirements;

•	Loss of required government certifications or exclusion from government reimbursement programs;

•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate;

•	Fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and patient privacy law violations; and

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws.

Our rollout of new information technology systems will significantly disrupt our billing and collection activity, may not work as planned and could have a negative impact on our results of operations and financial condition.

We will be continuing the rollout of new information technology systems and new processes to each of our dialysis centers over the next fifteen months. It is likely that this rollout will disrupt our billing and collection activity and may cause other disruptions to our business operations, which may negatively impact our cash flows. Also, the new information systems may not work as planned or improve our billing and collection processes as expected. If they do not, we may have to spend substantial amounts to enhance or replace these systems.

Provisions in our charter documents and compensation programs we have adopted may deter a change of control that our stockholders would otherwise determine to be in their best interests.

Our charter documents include provisions which may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, requiring 60 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval, and a poison pill that would substantially dilute the interest sought by an acquirer that our board of directors does not approve.

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on December 31, 2002, these cash bonuses would total approximately $53 million. These compensation programs may affect the price an acquirer would be willing to pay.

These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations, the table presents principal repayments and current weighted average interest rates on these obligations as of December 31, 2002. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2002. These rates are based on LIBOR plus a margin of 3.0%.

	Expected maturity date						Total	Fair value	Average interest rate
	2003	2004	2005	2006	2007	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate				$125		$345	$470	$478	6.63%
Variable rate	$8	$9	$9	$9	$307	$507	$849	$849	5.10%

Our senior credit facility is based on a floating LIBOR interest rate plus a margin, which is reset periodically and can be locked in for a maximum of six months. As a result, our interest expense is subject to fluctuations as LIBOR interest rates change.

One means of assessing exposure to interest rate changes is duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (sometimes referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $3.5 million, $1.6 million and $4.7 million, net of tax, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company does not currently use any derivative financial instruments to hedge against interest rate exposure.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Information concerning nominees to our board of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Information concerning our executive officers” and “Section 16(a) beneficial ownership reporting compliance” included in our definitive proxy statement relating to our 2003 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Compensation of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Executive compensation,” “Employment agreements” and “Compensation committee interlocks and insider participation” included in our definitive proxy statement relating to our 2003 annual stockholder meeting. The compensation committee report and performance graph required by Items 402(k) and (l) of Regulation S-K are not incorporated herein.

Item 12.    Equity Compensation Plan Information.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 31, 2002, including the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, the 1999 Equity Compensation Plan, the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan, the Special Purpose Option Plan (RTC Plan), the 2002 Equity Compensation Plan, the Employee Stock Purchase Plan and the deferred stock unit arrangements. The material terms of each of these plans and arrangements are described in the notes to the December 31, 2002 consolidated financial statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan and the deferred stock unit arrangements were not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	6,891,009	$13.67	12,184,516	19,075,525
Equity compensation plans not requiring shareholder approval	3,221,353	$12.56	995,951	4,217,304

Total	10,112,362	$13.32	13,180,467	23,292,829

Other information required to be disclosed by item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Principal Stockholders, Directors and Officers” included in our definitive proxy statement relating to our 2003 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement relating to our 2003 annual stockholder meeting.

Item 14.    Controls and Procedures.

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

Within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-K.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(10)

3.4	Bylaws of TRCH, dated October 6, 1995.(3)

4.1	Indenture, dated June 12, 1996 by Renal Treatment Centers, Inc., or RTC, to PNC Bank including form of RTC Note.(4)

4.2	First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.3	Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.4	Indenture, dated as of November 18, 1998, between TRCH and United States Trust Company of New York, as trustee, and form of Note.(5)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent. (6)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(7)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(8)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(9)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(9)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(9)*

10.6	Employment Agreement, effective as of April 19, 2000, by and between TRCH and Steven J. Udicious.(10)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(11)*

10.8	Employment Agreement, dated as of April 1, 2001, by and between DaVita Inc. and Richard K. Whitney.(12)*

10.9	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.✓*

10.10	Second Amended and Restated 1994 Equity Compensation Plan.(13) *

10.11	First Amended and Restated 1995 Equity Compensation Plan.(13)*

10.12	First Amended and Restated 1997 Equity Compensation Plan.(13)*

10.13	First Amended and Restated Special Purpose Option Plan.(13)*

10.14	1999 Equity Compensation Plan.(14)*

10.15	Amended and Restated 1999 Equity Compensation Plan.(15)*

10.16	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.✓

10.17	2002 Equity Compensation Plan.(16)*

10.18

Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent (the “Credit Agreement”).(17)

10.19

Amendment No. 1, dated as of December 4, 2001, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent.(10)

10.20

Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement.(17)

10.21	Subsidiary Guaranty, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(17)

10.22	Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

10.23

Credit Agreement, dated as of April 26, 2002, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent (“the Credit Agreement”).(12)**

10.24

Amendment No. 1, dated as of May 9, 2002, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent.(12)

10.25

Security Agreement, dated as of April 26, 2002, made by and among DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement.(12)

10.26	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(12)

10.27	Amendment #4, dated November 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc. (10)**

10.28	Agreement No. 20010259, dated November 16, 2001 between Amgen USA Inc. and Total Renal Care, Inc.(10)**

10.29	Amendment #1, dated December 31, 2002, to Agreement No. 20010259 between Amgen USA Inc. and Total Renal Care, Inc.✓**

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges. ✓

21.1	List of our subsidiaries. ✓

23.1	Consent of KPMG LLP.✓

24.1	Powers of Attorney with respect to DaVita.✓(Included on Page II-1)

99.1	Certification of the Chief Executive Officer, dated February 27, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated February 27, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
(4)	Filed on August 5, 1996 as an exhibit to RTC’s Form 10-Q for the quarter ended June 30, 1996.
(5)	Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
(6)	Filed on November 19, 2002 as an exhibit to our Form 8-K reporting the adoption of the Rights Agreement.
(7)	Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.
(8)	Filed on August 14, 2000 as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.
(9)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(10)	Filed on March 1, 2002 as an exhibit to our Form 10-K for the year ended December 31, 2001.
(11)	Filed on August 15, 2001 as an exhibit to our Form 10-Q for the quarter ended June 30, 2001.
(12)	Filed on May 14, 2002 as an exhibit to our Form 10-Q for the quarter ended March 31, 2002.
(13)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(14)	Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(15)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(16)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.
(17)	Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).

(b) Reports on Form 8-K:

Current report on Form 8-K dated November 18, 2002, which was filed on November 19, 2002, reporting under Item 5, Other Events, that upon approval by the Board of Directors of the Registrant on November 14, 2002, the Registrant adopted a Rights Agreement. A copy of the Rights Agreement was attached to the Form 8-K as Exhibit 4.1.

DAVITA INC.

REPORT OF MANAGEMENT

Management is responsible for the preparation, integrity and fair presentation of the accompanying consolidated financial statements of DaVita Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgements. Financial information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2002 is consistent with that in the financial statements.

Management has established and maintains a system of internal controls designed to provide reasonable assurance as to the integrity, reliability and accuracy of the financial statements. Management also maintains disclosure controls and procedures designed to accumulate, process and report materially accurate information within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

Internal controls and disclosure controls are periodically reviewed and revised if necessary, and are augmented by appropriate oversight and audit functions, as well as an active Code of Conduct requiring adherence to the highest levels of personal and professional integrity. Management however, recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes.

The consolidated financial statements have been audited and reported on by our independent auditors, KPMG LLP, who report directly to the Audit Committee of the Board of Directors. The Audit Committee, which is comprised solely of independent directors, monitors the integrity of the Company’s financial reporting process and systems of internal controls and disclosure controls, monitors the independence and performance of the Company’s independent auditors, ensures the effectiveness of an anonymous compliance hotline available to all employees, and holds regular meetings without the presence of management.

The Company has carried out an evaluation of the effectiveness of the design and operations of the Company’s internal controls and disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, management has concluded that the Company’s internal controls are adequate to provide reasonable assurance that transactions are fairly presented in the consolidated financial statements, and that disclosure controls and procedures are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this Annual Report.

Kent J. Thiry	Richard K. Whitney	Gary W. Beil
Chief Executive Officer	Chief Financial Officer	Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

DaVita Inc.

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. In 2002, the Company changed its method of accounting for goodwill and other intangible assets for all other business combinations.

/s/    KPMG LLP

Seattle, Washington

February 21, 2003

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$96,475	$36,711
Accounts receivable, less allowance of $48,927 and $52,475	344,292	333,546
Inventories	34,929	34,901
Other current assets	28,667	9,364
Deferred income taxes	40,163	60,142

Total current assets	544,526	474,664
Property and equipment, net	298,475	252,778
Amortizable intangibles, net	63,159	73,108
Investments in third-party dialysis businesses	3,227	4,346
Other long-term assets	1,520	2,027
Goodwill	864,786	855,760

	$1,775,693	$1,662,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$77,890	$74,630
Other liabilities	101,389	111,164
Accrued compensation and benefits	95,435	88,826
Current portion of long-term debt	7,978	9,034
Income taxes payable	9,909	15,027

Total current liabilities	292,601	298,681
Long-term debt	1,311,252	811,190
Other long-term liabilities	9,417	5,012
Deferred income taxes	65,930	23,441
Minority interests	26,229	20,722
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 88,874,896 and 85,409,037 shares issued)	89	85
Additional paid-in capital	519,369	467,904
Retained earnings	213,337	56,008
Treasury stock, at cost (28,216,177 and 888,700 shares)	(662,531)	(20,360)

Total shareholders’ equity	70,264	503,637

	$1,775,693	$1,662,683

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Net operating revenues	$1,854,632	$1,650,753	$1,486,302
Operating expenses:
Dialysis centers and labs	1,217,685	1,100,652	1,032,153
General and administrative	154,453	129,194	123,624
Depreciation and amortization	64,665	105,209	111,605
Provision for uncollectible accounts	26,877	(2,294)	39,649
Impairments and valuation adjustments	(380)		4,556

Total operating expenses	1,463,300	1,332,761	1,311,587

Operating income	391,332	317,992	174,715
Other income (loss), net	5,790	4,644	(7,201)
Debt expense	71,636	72,438	116,637
Minority interests in income of consolidated subsidiaries	(9,299)	(9,260)	(5,942)

Income before income taxes and extraordinary items	316,187	240,938	44,935
Income tax expense	129,500	104,600	27,960

Income before extraordinary items	186,687	136,338	16,975
Extraordinary (loss) gain related to early extinguishment of debt, net of tax of $19,572 in 2002, $(652) in 2001 and $2,222 in 2000	(29,358)	977	(3,490)

Net income	$157,329	$137,315	$13,485

Basic earnings per common share:
Income before extraordinary items	$2.60	$1.63	$0.21
Extraordinary (loss) gain, net of tax	(0.41)	0.01	(0.04)

Net income	$2.19	$1.64	$0.17

Diluted earnings per common share:
Income before extraordinary items	$2.28	$1.51	$0.20
Extraordinary (loss) gain, net of tax	(0.32)	0.01	(0.04)

Net income	$1.96	$1.52	$0.16

Weighted average shares for earnings per share:
Basic	71,831,000	83,768,000	81,581,000

Diluted	90,480,000	103,454,000	83,157,000

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$157,329	$137,315	$13,485
Other comprehensive income:
Foreign currency translation			4,718

Comprehensive income	$157,329	$137,315	$18,203

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$157,329	$137,315	$13,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,665	105,209	111,605
Impairments and valuation adjustments	(380)		4,556
(Gain) loss on divestitures	(771)	1,031	(2,875)
Deferred income taxes	62,468	10,093	8,906
Non-cash debt expense	3,217	2,396	3,008
Stock option expense and tax benefits	22,212	17,754	2,908
Equity investment losses (income)	(1,791)	(3,228)	931
Foreign currency translation loss			4,718
Minority interests in income of consolidated subsidiaries	9,299	9,260	5,942
Distributions to minority interests	(6,165)	(7,942)	(6,564)
Extraordinary loss (gain)	29,358	(977)	3,490
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(17,699)	(37,167)	59,564
Inventories	(342)	(13,575)	9,402
Other current assets	(19,089)	3,321	15,150
Other long-term assets	527	227	2,683
Accounts payable	10,822	(3,906)	(28,716)
Accrued compensation and benefits	6,837	17,990	26,365
Other current liabilities	2,585	9,728	19,445
Income taxes	14,455	17,105	45,473
Other long-term liabilities	4,458	157	1,608

Net cash provided by operating activities	341,995	264,791	301,084
Cash flows from investing activities:
Additions of property and equipment, net	(102,712)	(51,233)	(41,088)
Acquisitions and divestitures, net	(18,511)	(66,939)	1,120
Divestitures of non-continental U.S. operations			133,177
Investments in and advances to affiliates, net	5,064	25,217	488
Intangible assets	(342)	(11)	(342)

Net cash (used in) provided by investing activities	(116,501)	(92,966)	93,355

Cash flows from financing activities:
Borrowings	2,354,105	1,709,996	1,913,893
Payments on long-term debt	(1,855,199)	(1,866,232)	(2,390,929)
Debt redemption premium	(40,910)
Deferred financing costs	(10,812)	(9,285)	(3,092)
Interest rate swap liquidation proceeds			6,257
Net proceeds from issuance of common stock	29,257	19,560	2,658
Purchase of treasury shares	(642,171)	(20,360)

Net cash used in financing activities	(165,730)	(166,321)	(471,213)

Net increase (decrease) in cash and cash equivalents	59,764	5,504	(76,774)
Cash and cash equivalents at beginning of year	36,711	31,207	107,981

Cash and cash equivalents at end of year	$96,475	$36,711	$31,207

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional paid-in capital	Notes receivable from shareholders	Retained earnings (deficit)	Treasury Stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 1999	81,193	$81	$426,025	$(192)	$(94,792)			$(4,718)	$326,404
Shares issued to employees and others	126		720						720
Options exercised	817	1	2,080						2,081
Repayment of notes receivable, net of interest accrued				109					109
Income tax benefit on stock options exercised			1,977						1,977
Stock option expense (benefit)			(126)						(126)
Foreign currency translation								4,718	4,718
Net income					13,485				13,485

Balance at December 31, 2000	82,136	82	430,676	(83)	(81,307)			—	349,368
Shares issued to employees and others	132		602						602
Options exercised	3,141	3	18,872						18,875
Repayment of notes receivable, net of interest accrued				83					83
Income tax benefit on stock options exercised			17,087						17,087
Stock option expense			667						667
Net income					137,315				137,315
Treasury stock purchases						(889)	$(20,360)		(20,360)

Balance at December 31, 2001	85,409	85	467,904	—	56,008	(889)	(20,360)	—	503,637
Shares issued to employees and others	45		798						798
Options exercised	3,421	4	28,455						28,459
Income tax benefit on stock options exercised			22,150						22,150
Stock option expense			62						62
Net income					157,329				157,329
Treasury stock purchases						(27,327)	(642,171)		(642,171)

Balance at December 31, 2002	88,875	$89	$519,369	$—	$213,337	(28,216)	$(662,531)	$—	$70,264

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. operates kidney dialysis centers and provides related medical services primarily in dialysis centers and in contracted hospitals across the United States. These operations represent a single business segment. See Note 18 regarding the Company’s divestiture of its operations outside the continental United States during 2000.

Basis of presentation

These consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The financial statements include the Company’s subsidiaries and partnerships that are wholly-owned, majority-owned, or in which the Company maintains a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Non-consolidated equity investments are recorded under the equity or cost method of accounting as appropriate. Prior year balances and amounts have been classified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies. Although actual results in subsequent periods will generally differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgements at the time made. All significant assumptions and estimates underlying the reported amounts in the financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are generally applied prospectively within annual periods.

The most significant assumptions and estimates underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. Specific estimating risks and contingencies are further addressed in these notes to the consolidated financial statements.

Net operating revenues

Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for dialysis and ancillary services to patients. A usual and customary fee schedule is maintained for dialysis treatments and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at pre-determined net realizable rates per treatment that are established by statute or regulation. Most non-governmental payors, including contracted managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to adjust to the expected net realizable revenue for services provided. Contractual allowances along with provisions for uncollectible accounts are estimated based upon credit risks of third-party payors, contractual terms, inefficiencies in our billing and collection processes, regulatory compliance issues and historical collection experience. Revenue recognition uncertainties inherent in the Company’s operations are addressed in AICPA Statement of Position (SOP) No. 00-1 Auditing Health Care Third-Party Revenues and Related Receivables. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Management services are provided to dialysis centers not owned by the Company. The management fees are typically determined as a percentage of the centers’ patient revenues and are included in net operating revenues as earned. Any costs incurred in performing these management services are recognized in dialysis operating and general and administrative expenses.

Other income

Other income includes interest income on cash investments, earnings and losses from non-consolidated equity investments and other non-operating gains and losses.

Cash and cash equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of drugs and dialysis related supplies.

Property and equipment

Property and equipment are stated at cost reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leasehold improvements, the shorter of their estimated useful life or the lease term; and equipment and software, principally 3 to 8 years. Disposition gains and losses are included in current earnings.

Amortizable intangibles

Amortizable intangible assets include noncompetition agreements and deferred debt issuance costs, each of which have determinate useful lives. Noncompetition agreements are amortized over the terms of the agreements, typically three to twelve years, using the straight-line method. Deferred debt issuance costs are amortized to debt expense over the term of the related debt using the effective interest method.

Goodwill

Goodwill represents the difference between the purchase cost of acquired businesses and the fair value of the net assets acquired, and includes intangible assets that are neither contractual nor separable, such as patient lists.

Under Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which became effective January 1, 2002, goodwill is not amortized after December 31, 2001, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the book value of goodwill exceeds its fair value. The Company operates as one reporting unit for

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

goodwill impairment assessments. If this standard had been effective as of January 1, 2000, net income and diluted net income per share would have been $162,350 or $1.76 per share and $40,516 or $0.49 per share for 2001 and 2000, respectively.

Impairment of long-lived assets

Long-lived assets including property and equipment, investments, and amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals.

SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective January 1, 2002, supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 allows different approaches in cash flow estimation and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components. The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on the Company’s financial statements.

Income taxes

Federal, state and foreign income taxes are computed at current enacted tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, as well as changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgement about the realizability of the related deferred tax assets.

Minority interests

Consolidated income is reduced by the proportionate amount of income accruing to minority interests. Minority interests represent the equity interests of third-party owners in consolidated entities which are not wholly-owned. As of December 31, 2002, there were 20 consolidated entities with third-party minority ownership interests.

Stock-based compensation

Stock-based compensation for employees is determined in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, as allowed under SFAS No. 123 Accounting for Stock-Based Compensation. Stock option grants to employees do not result in an expense if the exercise price is at least equal to the market price at the date of grant. Stock option expense is also measured and recorded for certain modifications to stock options as required under FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation. Stock options issued to non-employees and deferred stock units are valued using the Black-Scholes model and amortized over the respective vesting periods.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pro forma net income and earnings per share.    If the Company had adopted the fair value-based compensation expense provisions of SFAS No. 123 upon the issuance of that standard, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share)
Net income (loss):
As reported	$157,329	$137,315	$13,485
Unrecognized fair value stock option expense, net of tax	(9,429)	(17,231)	(20,467)

Pro forma net income (loss)	$147,900	$120,084	$(6,982)

Pro forma basic earnings per share:
Pro forma net income (loss)	$147,900	$120,084	$(6,982)

Weighted average shares outstanding during the year	71,787	83,768	81,593
Vested deferred stock units	44
Reduction in shares in connection with notes receivable from employees			(12)

Weighted average shares for basic earnings per share calculation	71,831	83,768	81,581

Basic net income (loss) per share—Pro forma	$2.06	$1.43	$(0.09)

Basic net income per share—As reported	$2.19	$1.64	$0.17

Pro forma diluted earnings per share:
Pro forma net income (loss)	$147,900	$120,084	$(6,982)
Debt expense savings, net of tax, from assumed conversion of convertible debt	19,661	4,222

Net income (loss) for diluted earnings per share calculations	$167,561	$124,306	$(6,982)

Weighted average shares outstanding during the year	71,787	83,768	81,593
Vested deferred stock units	44
Reduction in shares in connection with notes receivable from employees			(12)
Assumed incremental shares from stock plans	4,184	2,708
Assumed incremental shares from convertible debt	15,394	4,879

Weighted average shares for diluted earnings per share calculations	91,409	91,355	81,581

Diluted net income (loss) per share—Pro forma	$1.83	$1.36	$(0.09)

Diluted net income per share—As reported	$1.96	$1.52	$0.16

The fair values of historical option grants were estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for all periods; weighted average expected volatility of 40%, 40% and 72%; risk-free interest rates of 3.99%, 4.44% and 6.13% and weighted average expected lives of 3.5, 3.8 and 3.5 years. The expected volatility is the most significant assumption affecting the fair value estimates. A 10% difference in the expected volatility for 2002 would have approximately a $700 pretax impact on the pro forma stock option expense for 2002.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Interest rate swap agreements

The Company has from time to time entered into interest rate swap agreements as a means of managing interest rate exposure. These agreements were not for trading or speculative purposes, and had the effect of converting a portion of our variable rate debt to a fixed rate. Net amounts paid or received have been reflected as adjustments to interest expense. The Company had no interest rate swap agreements as of December 31, 2002 and 2001.

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

Other new accounting standards

SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued in April 2002. Under SFAS No. 145, which is effective January 1, 2003, gains or losses from extinguishment of debt will no longer be classified as extraordinary items, but will be included as a component of income from continuing operations. Extraordinary items prior to 2003 will be reclassified for consistent presentation. Although the $29,358 extraordinary loss, net of tax, for 2002 will be reclassified in future comparative financial statements as $48,930 of ordinary expense before taxes, this classification change will have no impact on net income or net income per share.

FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued in November 2002. This Interpretation clarifies the requirements for a guarantor’s disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding. The Interpretation also clarifies the requirements related to the recognition of a liability for the fair value of the obligation undertaken by the guarantor at the inception of the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are currently effective with the recognition and initial measurement provisions applying to prospective guarantees issued or modified after December 31, 2002. These provisions are not expected to have a material impact on the Company’s financial statements.

2.    Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of convertible debt (under the if-converted method), stock options (under the treasury stock method) and unvested deferred stock units.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share is as follows:

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share)
Basic:
Net income	$157,329	$137,315	$13,485

Weighted average shares outstanding during the year	71,787	83,768	81,593
Vested deferred stock units	44
Reduction in shares in connection with notes receivable from employees			(12)

Weighted average shares for basic earnings per share calculations	71,831	83,768	81,581

Basic net income per share	$2.19	$1.64	$0.17

Diluted:
Net income	$157,329	$137,315	$13,485
Debt expense savings, net of tax, from assumed conversion of convertible debt	19,661	19,449

Net income for diluted earnings per share calculations	$176,990	$156,764	$13,485

Weighted average shares outstanding during the year	71,787	83,768	81,593
Vested deferred stock units	44
Reduction in shares in connection with notes receivable from employees			(12)
Assumed incremental shares from stock plans	3,255	4,292	1,576
Assumed incremental shares from convertible debt	15,394	15,394

Weighted average shares for diluted earnings per share calculations	90,480	103,454	83,157

Diluted net income per share	$1.96	$1.52	$0.16

Options to purchase 881,350 shares at $23.63 to $33.00 per share, 630,668 shares at $19.04 to $33.00 per share, and 7,887,079 shares at $6.70 to $33.50 per share were excluded from the diluted earnings per share calculations for 2002, 2001 and 2000, respectively, because they were anti-dilutive. For 2002 and 2001, the calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes. For 2000, conversion was not assumed for either the 5 5/8% notes or the 7% notes because conversion would have been anti-dilutive.

3.    Accounts receivable

The provisions for uncollectible accounts receivable, prior to offsetting recoveries in 2002, 2001 and 2000, were $32,069, $32,926 and $39,649, respectively. The provisions before cash recoveries in 2002, 2001 and 2000 were approximately 1.8%, 2.0% and 2.7% of current operating revenues, respectively. During 2000 and 2001, substantial improvements were made in the Company’s billing and collection processes, and cash recoveries of $5,192 and $35,220 were realized during 2002 and 2001 on accounts receivable reserved in 1999.

Revenues associated with patients whose primary coverage is under Medicare and Medicaid programs accounted for approximately 56%, 57% and 58% of total dialysis revenues in the continental U.S. for 2002, 2001 and 2000, respectively. Accounts receivable from Medicare and Medicaid were approximately $110,000 as of December 31, 2002. No other single payor accounted for more than 5% of total accounts receivable.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

4.    Other current assets

Other current assets were comprised of the following:

	December 31,
	2002	2001
Supplier rebates and other non-trade receivables	$16,567	$4,090
Operating advances to managed centers	3,284	2,337
Prepaid expenses and deposits	8,816	2,937

	$28,667	$9,364

Operating advances to managed centers are generally unsecured and interest bearing.

5.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2002	2001
Land	$932	$1,039
Buildings	5,084	6,959
Leasehold improvements	204,778	184,764
Equipment	301,285	260,142
Additions in progress	49,466	16,627

	561,545	469,531
Less accumulated depreciation and amortization	(263,070)	(216,753)

	$298,475	$252,778

Depreciation and amortization expense on property and equipment was $54,701, $53,182 and $56,330 for 2002, 2001 and 2000, respectively.

Applicable interest charges incurred during significant facility expansion and construction are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized was $1,888, $751 and $1,125 for 2002, 2001 and 2000, respectively.

6.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2002	2001
Noncompetition agreements	$104,479	$105,130
Deferred debt issuance costs	24,666	23,195

	129,145	128,325
Less accumulated amortization	(65,986)	(55,217)

	$63,159	$73,108

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Amortization expense from noncompetition agreements was $9,964, $10,162 and $10,223 for 2002, 2001 and 2000, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 11.

Scheduled amortization charges from amortizable intangible assets as of December 31, 2002 were as follows:

	Noncompetition agreements	Deferred debt issuance costs
2003	$9,589	$3,321
2004	9,229	3,201
2005	8,457	3,080
2006	7,186	2,942
2007	5,280	2,682

7.    Investments in third-party dialysis businesses

Investments in third-party dialysis businesses and related advances were as follows:

	December 31,
	2002	2001
Investments in non-consolidated businesses	$3,227	$3,403
Loans generally convertible to equity investments, less allowance of $926		943

	$3,227	$4,346

During 2002, 2001 and 2000, the Company recognized income (loss) of $1,791, $2,126, and $(931), respectively, relating to investments in non-consolidated businesses under the equity method. These amounts are included in other income (loss).

8.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2002	2001
Balance at January 1	$855,760	$848,594
Acquisitions	15,260	51,820
Impairments		(925)
Sales & closures	(6,234)	(1,864)
Amortization expense		(41,865)

Balance at December 31	$864,786	$855,760

Amortization expense applicable to goodwill was $0, $41,865 and $45,052 for 2002, 2001 and 2000, respectively. The book value of goodwill was reduced from its original cost by $169,383 in amortization accumulated through December 31, 2000.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A reconciliation of the Company’s results previously reported to results excluding goodwill amortization is as follows:

	Year ended December 31,
	2002	2001	2000
Reported net income	$157,329	$137,315	$13,485
Add back: Goodwill amortization, net of tax		25,035	27,031

Adjusted net income	$157,329	$162,350	$40,516

Reported income before extraordinary items	$186,687	$136,338	$16,975
Add back: Goodwill amortization, net of tax		25,035	27,031

Adjusted income before extraordinary items	$186,687	$161,373	$44,006

Basic earnings per common share:
Reported net income	$2.19	$1.64	$0.17
Add back: Goodwill amortization, net of tax		0.30	0.33

Adjusted net income	$2.19	$1.94	$0.50

Diluted earnings per common share:
Reported net income	$1.96	$1.52	$0.16
Add back: Goodwill amortization, net of tax		0.24	0.33

Adjusted net income	$1.96	$1.76	$0.49

9.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2002	2001
Payor deferrals and refunds	$70,406	$62,294
Accrued interest	12,476	11,282
Disposition accruals	3,829	6,267
Other	14,678	31,321

	$101,389	$111,164

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

10.    Income taxes

Income tax expense, excluding the tax effects of extraordinary items, consisted of the following:

	Year ended December 31,
	2002	2001	2000
Current:
Federal	$56,201	$75,562	$12,307
State	10,831	18,946	4,288
Foreign			2,459
Deferred:
Federal	50,012	6,931	6,730
State	12,456	3,161	2,176

	$129,500	$104,600	$27,960

Temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2002	2001
Asset impairment losses	$38,844	$39,531
Receivables, primarily allowance for doubtful accounts	18,583	40,029
Accrued expenses	23,510	22,505
Other	4,119	10,900

Deferred tax assets	85,056	112,965
Valuation allowance	(32,664)	(34,336)

Net deferred tax assets	52,392	78,629

Property and equipment	(25,739)	(12,099)
Intangible assets	(49,838)	(23,499)
Other	(2,582)	(6,330)

Deferred tax liabilities	(78,159)	(41,928)

Net deferred tax (liabilities) assets	$(25,767)	$36,701

At December 31, 2002, the Company had net operating loss carryforwards for state income tax purposes of approximately $16,000 that expire through 2015. The utilization of state net operating loss carryforwards may be limited in future years based on the profitability of certain subsidiary corporations. The Company also recorded impairment and disposition losses principally in 2000 related to the sale of its non-continental U.S. operations, for which realization of a tax benefit is not certain. The Company has recorded a valuation allowance for $32,664 against these deferred tax assets. The valuation allowance was decreased by $1,672 in 2002.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The reconciliation between our effective tax rate and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2002	2001	2000
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.9	5.8	5.9
Foreign income taxes			3.6
Write-off of deferred tax asset associated with cancellation of medical director stock options			6.3
Nondeductible amortization of intangible assets		.4	5.6
Valuation allowance	(0.5)		2.4
Other	1.6	2.2	3.4

Effective tax rate	41.0%	43.4%	62.2%

11.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2002	2001
Senior secured credit facilities	$841,825	$114,000
Senior subordinated notes, 9 1/4%, due 2011		225,000
Convertible subordinated notes, 7%, due 2009	345,000	345,000
Convertible subordinated notes, 5 5/8%, due 2006	125,000	125,000
Acquisition obligations and other notes payable	585	5,455
Capital lease obligations	6,820	5,769

	1,319,230	820,224
Less current portion	(7,978)	(9,034)

	$1,311,252	$811,190

Scheduled maturities of long-term debt at December 31, 2002 were as follows:

2003	7,978
2004	8,885
2005	8,813
2006	133,856
2007	306,961
Thereafter	852,737

Included in debt expense was interest, net of capitalized interest, of $68,420, $69,978 and $112,180 for 2002, 2001 and 2000, respectively. Also included in debt expense were amortization and write-off of deferred financing costs of $3,216, $2,460 and $4,457 for 2002, 2001 and 2000, respectively.

In the first quarter of 2002, the Company initiated a recapitalization plan to restructure the Company’s debt and repurchase common stock. In the second quarter of 2002, the Company completed the initial phase of the

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

recapitalization plan by retiring all of its $225,000 outstanding 9¼% Senior Subordinated Notes due 2011 for $266,000. Concurrent with the retirement of this debt, the Company secured a new senior credit facility agreement in the amount of $1,115,000. The excess of the consideration paid over the book value of the Senior Subordinated Notes and related write-off of the deferred financing costs associated with extinguishing the existing senior credit facility and the notes resulted in an extraordinary loss of $29,358, net of tax. The new senior credit facility consists of a Term Loan A for $150,000, a Term Loan B for $850,000 and a $115,000 undrawn revolving credit facility, which includes up to $50,000 available for letters of credit. During the second quarter of 2002, the Company borrowed all $850,000 of the Term Loan B, and $841,825 of the Term Loan B remained outstanding as of December 31, 2002. The Term Loan B bears interest equal to LIBOR plus 3.00%, which was a weighted average rate of 4.71% as of December 31, 2002. The interest rates for the Term Loan A, which was fully drawn during January 2003, and the revolving credit facility are equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on the Company’s leverage ratio. The current margin is 2.25% for an effective rate of 3.61%. The aggregate annual principal payments for the entire outstanding term credit facility range from $10,600 to $50,700 in years one through five, and $403,000 in each of years six and seven, with the balances due not later than 2009. Additionally, $7,400 of the $50,000 available for letters of credit has been committed in relation to certain of the Company’s insurance arrangements. The new senior credit facility is secured by all personal property of the Company and its wholly-owned subsidiaries. The new senior credit facility also contains financial and operating covenants including investment limitations. The Company was in compliance with the covenants of the credit facility as of December 31, 2002.

In May 2001 the Company completed a refinancing of its then existing senior credit facilities that resulted in a net extraordinary gain of $977 relating to the write-off of deferred financing costs and the accelerated recognition of deferred swap liquidation gains associated with the refinanced debt. Proceeds from this refinancing were used to pay down all outstanding amounts under the then existing senior credit facilities. Refinancings during 2000 resulted in write-offs of deferred financing costs, reflected as an extraordinary loss of $3,490, net of tax.

7% convertible subordinated notes

In November 1998 the Company issued $345,000 of 7% convertible subordinated notes due 2009. These notes are convertible by the holder into DaVita Inc. common stock at a conversion price of $32.81 principal amount per share. The notes are also redeemable by the Company at redemption prices declining from a current price of 104.20% to 100.00% of the principal amount thereof, together with accrued and unpaid interest, over their remaining term. The notes are general, unsecured obligations junior to all existing and future senior debt and effectively all existing and future liabilities of the Company and its subsidiaries.

5 5/8% convertible subordinated notes

In June 1996 Renal Treatment Centers, Inc., or RTC, issued $125,000 of 5 5/8% convertible subordinated notes due 2006. These notes are convertible by the holder into DaVita Inc. common stock at a conversion price of $25.62 principal amount per share. The notes are also redeemable by the Company at redemption prices declining from a current price of 102.25% to 100.00% of the principal amount thereof, together with accrued and unpaid interest, over their remaining term. RTC became a wholly-owned subsidiary of the Company as a result of its merger with the Company in 1998. These notes are guaranteed by DaVita Inc.

Interest rate swap agreements

During 2000, the Company liquidated or cancelled all existing interest rate swap agreements, which had notional amounts of $600,000. The resulting gain of $6,297 was amortized over the remaining contractual life of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

the credit facilities until the refinancing of the credit facilities in 2001, at which time the unamortized gain, net of the write-off of deferred financing costs, was recognized as an extraordinary gain. There are currently no interest rate swap agreements or other interest rate hedging arrangements in place.

12.    Leases

The majority of the Company’s facilities are leased under noncancelable operating leases. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Capital leases are generally for equipment.

Future minimum lease payments under noncancelable operating leases and under capital leases are as follows:

	Operating leases	Capital leases
2003	$48,916	$1,289
2004	46,067	924
2005	41,959	811
2006	37,930	810
2007	31,902	2,389
Thereafter	88,655	3,738

	$295,429	9,962

Less portion representing interest		(3,142)

Total capital lease obligation, including current portion		$6,820

Rental expense under all operating leases for 2002, 2001 and 2000 was $61,008, $54,347 and $51,421, respectively. The net book value of property and equipment under capital lease was $7,017 and $5,424 at December 31, 2002 and 2001, respectively. Capital lease obligations are included in long-term debt (see Note 11).

13.    Shareholders’ equity

In March 2002, the Company initiated a recapitalization plan consisting of restructuring debt and repurchasing common stock as discussed in Note 11. Under this plan, the Company repurchased 16,682,337 shares of its common stock for approximately $402,100, or $24.10 per share through a modified dutch auction tender offer in June 2002. In May 2002, the Company’s Board of Directors authorized the purchase of an additional $225,000 of common stock over eighteen months. As of December 31, 2002, 7,699,440 shares had been acquired for $172,200 under this authorization. For the year ended December 31, 2002, stock repurchases, including 2,945,700 shares acquired prior to initiating the recapitalization plan, amounted to 27,327,477 shares for $642,200, at a composite average cost of $23.50 per share.

Stock-based compensation plans

The Company’s stock-based compensation plans are described below.

2002 Plan.    On April 11, 2002, the Company’s shareholders approved the DaVita Inc. 2002 Equity Compensation Plan. This plan provides for grants of stock options to employees, directors and other individuals

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

providing services to the Company, except that incentive stock options may only be awarded to employees. The plan requires that grants are issued with exercise prices not less than the market price of the stock on the date of grant, requires a maximum option term of five years, and does not authorize the issuance of restricted stock. Options granted under this plan are generally expected to vest over four years from the date of grant.

Upon shareholder approval of the 2002 Plan, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and all shares subject to outstanding predecessor plan options cancelled after April 11, 2002 will become available for new awards under the 2002 Plan. Shares available under the 2002 Plan may also be replenished by shares repurchased by the Company from the cash proceeds and actual cash savings from option exercises under the 2002 or predecessor plans after April 11, 2002.

At December 31, 2002, under the 2002 Plan there were 80,000 options outstanding and 11,664,773 shares available for future grants, including 606,816 shares in treasury reserved to the 2002 Plan under its replenishment provision.

1999 plans.    The 1999 Equity Compensation Plan provided for grants of stock options to employees, directors and other individuals providing services. This plan was terminated, except with respect to options then outstanding, upon shareholder approval of the 2002 Plan. Options granted under this plan generally vest over four years from the date of grant, and an option’s maximum term is seven years. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. At December 31, 2002 there were 1,665,500 options outstanding under this plan.

The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services other than executive officers and members of the board of directors. There are 6,000,000 common shares reserved for issuance under this plan. Options granted under this plan generally vest over four years from the date of grant. Grants are generally issued with exercise prices equal to the market price of the stock on the date of grant and maximum terms of five years. At December 31, 2002 there were 3,000,966 options outstanding and 995,951 shares available for future grants under this plan.

1997 plan.    The 1997 Equity Compensation Plan provided for grants of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. This plan was terminated, except with respect to options outstanding, upon shareholder approval of the 2002 Plan. Options granted generally vest over four years from the date of grant, and an option’s maximum term is ten years. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. At December 31, 2002 there were 4,783,029 options outstanding under this plan.

1995 plan.    The 1995 Equity Compensation Plan provided for grants of stock options and the issuance of restricted stock to certain employees, directors and other individuals providing services. This plan was terminated, except with respect to options outstanding, upon shareholder approval of the 2002 Plan. In December 1999, the plan was amended so that no further grants may be made under this plan. Options granted generally vested over four years from the date of grant, and an option’s maximum term is ten years subject to certain restrictions. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. At December 31, 2002, there were 129,445 options outstanding under this plan.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

1994 plan.    The 1994 Equity Compensation Plan provided for grants of nonqualified stock options to purchase common stock and other rights to purchase shares of common stock to certain employees, directors, consultants and facility medical directors. This plan was terminated, except with respect to options then outstanding, upon shareholder approval of the 2002 Plan. In December 1999, the plan was amended so that no further grants may be made under this plan. Options outstanding under this plan generally vested over four years, and an option’s maximum term is ten years. Grants were generally issued with exercise prices equal to the market price of the stock on the date of grant. At December 31, 2002 there were 217,681 options outstanding under this plan.

Special Purpose Option Plan (RTC Plan).    Upon consummation of the merger with RTC, all outstanding options under RTC plans were converted to Total Renal Care Holdings, Inc. Special Purpose Option Plan options. This plan provided for grants of incentive and nonqualified stock options in exchange for outstanding RTC stock plan options. Options under this plan have the same provisions and terms provided for in the RTC stock plans. In December 1999, the plan was amended so that no further grants may be made under this plan. At December 31, 2002 there were 15,354 options outstanding under this plan.

Stock options issued under these plans to non-employees and modifications to previous grants to employees resulted in stock option expense (benefit) of $62, $667 and $(126), for the years ended December 31, 2002, 2001 and 2000, respectively.

A combined summary of the status of these stock option plans is presented below:

	Year ended December 31,
	2002		2001		2000
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year	11,280,730	$9.36	14,668,579	$8.96	10,421,845	$15.79
Granted	2,769,500	23.33	1,609,000	17.44	9,619,400	4.70
Exercised	(3,420,950)	8.32	(3,141,326)	6.01	(817,546)	2.55
Cancelled	(737,305)	9.59	(1,855,523)	18.88	(4,555,120)	16.74

Outstanding at end of year	9,891,975	$13.61	11,280,730	$9.36	14,668,579	$8.96

Options exercisable at year end	3,651,702		4,331,910		5,006,908

Weighted-average fair value of options granted during the year		$7.99		$6.31		$2.61

During 2001, 1,170,000 options with exercise prices over $15.00 were voluntarily relinquished and no replacement options were issued. During 2000, 602,000 options with exercise prices over $15.00 were voluntarily relinquished and no replacement options were issued.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 0.01–$ 5.00	1,298,775	2.2	$2.70	434,458	$2.69
$ 5.01–$10.00	3,472,042	3.9	6.88	2,110,709	6.88
$10.01–$15.00	311,512	3.1	11.34	141,262	11.38
$15.01–$20.00	1,575,616	3.4	17.21	601,493	17.81
$20.01–$25.00	2,911,306	4.1	23.10	128,056	21.81
$25.01–$30.00	164,612	4.7	26.07	77,612	26.99
$30.01–$35.00	158,112	4.7	32.13	158,112	32.13

	9,891,975	3.7	$13.61	3,651,702	$10.40

Employee stock purchase plan.    The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through an optional lump sum payment made in advance of the first day of the purchase right period. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Each purchase right period begins on January 1 or July 1, as elected by the employee, and ends on December 31. Payroll withholdings related to the plan, included in accrued employee compensation and benefits, were $882 and $820 at December 31, 2002 and 2001. Subsequent to December 31, 2002 and 2001, 41,638 and 44,909 shares, respectively, were issued to satisfy obligations under the plan.

The fair value of the employees’ purchase rights was estimated on the beginning dates of the purchase right periods using the Black-Scholes model with the following assumptions for grants on July 1, 2002, January 1, 2002, July 1, 2001, January 1, 2001, July 1, 2000, and January 1, 2000, respectively: dividend yield of 0% for all periods; expected volatility of 40% in 2002, 40% in 2001, and 75% in 2000; risk-free interest rates of 3.6%, 4.0%, 3.3%, 4.9%, 6.0% and 6.4%; and expected lives of 0.5 and 1.0 years. Using these assumptions, the weighted-average fair value of purchase rights granted were $2.53, $3.68, $2.44, $3.08, $1.33 and $2.11, respectively.

Deferred stock units.    The Company made awards of deferred stock units to members of the Board of Directors and certain key executive officers in 2002 and 2001. These awards vest over one to four years and will be settled in cash or stock, as they vest or at a later date at the election of the recipient. Awards of 91,474 shares and 128,913 shares, at grant-date fair values of $2,159 and $2,000, were made in 2002 and 2001, respectively. Compensation expense of $1,184 and $1,198 was recognized for these awards in 2002 and 2001.

Shareholder rights plan.    The Company’s Board of Directors approved a shareholder rights plan on November 14, 2002. This plan is designed to assure that DaVita’s shareholders receive fair treatment in the event of any proposed takeover of DaVita.

Pursuant to this plan, the Board approved the declaration of a dividend distribution of one common stock purchase right on each outstanding share of its common stock. The dividend distribution was payable on December 10, 2002 to holders of record of DaVita common stock on November 29, 2002. This rights distribution was not taxable to DaVita shareholders. One purchase right will also be attached to each of the Company’s new

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except as indicated by cents)

shares issued or shares reissued from treasury. The rights will become exercisable if a person or group acquires, or announces a tender offer for, 15% or more of DaVita’s outstanding common stock. The triggering person’s stock purchase rights will become void at that time and will not become exercisable.

Each right initially entitles its holder to purchase one share of common stock from the Company at a price of $125.00. If the rights become exercisable, each purchase right will then entitle its holder to purchase $125.00 of common stock at a price per share equal to 50% of the average daily closing price of the Company’s common stock for the immediately preceding 30 consecutive trading days. If DaVita is acquired in a merger or other business combination transaction after the rights become exercisable, provisions will be made to allow the holder of each right to purchase $125.00 of common stock from the acquiring company at a price equal to 50% of the average daily closing price of that company’s common stock for the immediately preceding 30 consecutive trading days.

The Board of Directors may elect to redeem the rights at $0.01 per purchase right at any time prior to, or exchange common stock for the rights at an exchange ratio of one share per right at any time after, a person or group acquires, or announces a tender offer for, 15% or more of DaVita’s outstanding common stock. The exercise price, number of shares, redemption price or exchange ratio associated with each right may be adjusted as appropriate upon the occurrence of certain events, including any stock split, stock dividend or similar transaction. These purchase rights will expire no later than November 14, 2012.

14.    Transactions with related parties

Richard K. Whitney, the Company’s Chief Financial Officer, received a loan from the Company in the principal amount of $65 bearing interest at a rate of 7% per year in July 1997. Mr. Whitney used the proceeds of this loan in the purchase of his principal residence. In February 2001 Mr. Whitney prepaid this loan in full plus accrued interest.

Joseph C. Mello, the Company’s Chief Operating Officer, received a loan from the Company in the principal amount of $275 bearing interest at a rate of 7% per year in December 2000. Mr. Mello used the proceeds of this loan in the purchase of his principal residence. In December 2002 Mr. Mello prepaid this loan in full plus accrued interest.

Until March 2002, Peter Grauer, a member of the Company’s Board of Directors since 1994, was a managing director of Credit Suisse First Boston, or CSFB. In 2002 and 2001, CSFB assisted the Company in connection with the issuance of public debt and securing other financing. Fees for these transactions were approximately $6,000 and $3,000. Mr. Grauer is no longer affiliated with CSFB.

Mr. Grauer was previously a managing director of Donaldson, Lufkin & Jenrette, or DLJ, which merged with CSFB in 2000. An affiliate of DLJ held an ownership interest in several dialysis centers and the Company maintained a business arrangement with DLJ under which the Company managed these centers with an option to acquire the centers at future dates and guaranteed approximately $11,000 of debt as of December 31, 1999. The Company purchased these dialysis centers from DLJ and cancelled these guarantees in November 2000.

15.    Employee benefit plans

The Company has a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute from 1% to 15% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Company may make a contribution under the plan each fiscal year as determined by the Company’s Board of Directors. Company matched contributions were $62 and $91 for the years ended December 31, 2001 and 2000, respectively, in accordance with specific state requirements. There were no matching contributions in 2002.

During 2000, the Company established the DaVita Inc. Profit Sharing Plan. Contributions to this broad-based plan are made solely by the Company. All contributions by the Company to the plan require the approval of the Board of Directors and are deposited into an irrevocable trust. The profit sharing award for each eligible participant is calculated as a percentage of base salary and is based upon the achievement of certain employee- specific and corporate financial and operating goals. During 2002 and 2001, the Company recognized expense of $17,440 and $14,935, respectively.

16.    Contingencies

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

Florida laboratory

The Company’s Florida-based laboratory subsidiary is the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has reviewed claims for six separate review periods. In 1998 the carrier issued a formal overpayment determination in the amount of $5,600 for the first review period (January 1995 to April 1996). The carrier also suspended all payments of Medicare claims from the laboratory beginning in May 1998. In 1999, the carrier issued a formal overpayment determination in the amount of $15,000 for the second review period (May 1996 to March 1998). Subsequently, the carrier informed the Company that $16,100 of the suspended claims for the third review period (April 1998 to August 1999), $11,600 of the suspended claims for the fourth review period (August 1999 to May 2000), $2,900 of the suspended claims for the fifth review period (June 2000 through December 2000) and $900 of the suspended claims for the sixth review period (December 2000 through May 2001) were not properly supported by the prescribing physicians’ medical justification. The carrier’s allegations regarding improperly supported claims represented approximately 99%, 96%, 70%, 72%, 24% and 10%, respectively, of the tests the laboratory billed to Medicare for these six review periods.

The Company has disputed each of the carrier’s determinations and has provided supporting documentation of its claims. In addition to the formal appeal processes with the carrier and a federal administrative law judge, the Company also has pursued resolution of this matter through meetings with representatives of the Centers for Medicare and Medicaid Services, or CMS, and the Department of Justice, or DOJ. The Company initially met with the DOJ in February 2001, at which time the DOJ requested additional information, which the Company provided in September 2001.

In June 2002, an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations for the first two review periods. The administrative law judge’s decision on the first two review periods also does not apply to the remaining four review periods, as

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

each review period is evaluated independently. Moreover, the carrier’s sampling procedures have varied from period to period, and the conclusions the judge arrived at with respect to the first two periods may not hold for the subsequent periods. The hearings before a carrier hearing officer for the third and fourth review periods are scheduled to take place in the second quarter of 2003.

During 2000 the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge in 2002 related to the first two review periods covering January 1995 to March 1998, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determination with respect to the fifth and sixth review periods in December 2002, the carrier paid the additional amounts that it is not disputing for the second through sixth review periods. As of December 31, 2002, the Company had received a total of $68,778, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. Approximately $10,000 of these collections related to 2002 lab services through June 2002. These cash collections were recognized as revenue in the quarter received. The Company will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that management believes the Company will ultimately recover upon final review and settlement of disputed billings.

In addition to processing prior period claims, the carrier also began processing billings for current period services on a timely basis. Based on these developments, the Company began recognizing estimated current period Medicare lab revenue in the third quarter of 2002. As a result, in addition to the $10 million of Medicare lab revenue related to the first half of 2002, we recognized approximately $11 million of current period Medicare lab revenue in the second half of 2002.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services. During the study, the carrier has suspended all of its previously existing dialysis laboratory prepayment screens. The purpose of the study is to determine what ongoing program safeguards are appropriate. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may yet implement as a result of its study. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and retraction if determined inappropriate.

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

United States Attorney’s inquiry

In February 2001 the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, the Company received a subpoena from the Philadelphia office of the Office of Inspector General of the Department of Health and Human Services, or OIG. The subpoena required an update to the information the Company provided in its response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested. This inquiry remains at an early stage. As it proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

Other

In addition to the foregoing, DaVita is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

17.    Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of December 31, 2002, the Company’s potential obligations under these put options totaled approximately $60,000 of which approximately $33,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $5 million.

Other than operating leases disclosed in Note 12 and letters of credit as disclosed in Note 11, the Company has no off balance sheet financing arrangements as of December 31, 2002.

18.    Acquisitions and divestitures

Acquisitions

The following is a summary of acquisitions, all of which were accounted for as purchases:

	Year ended December 31,
	2002	2001	2000
Number of centers acquired	11	21	8

Cash paid, net of cash acquired	$19,977	$36,330	$12,895
Application of investments in and advances to previously managed businesses		25,320
Deferred purchase payments and acquisition obligations	100	6,300

Aggregate purchase price	$20,077	$67,950	$12,895

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The assets and liabilities of the acquired entities in the preceding table were recorded at their estimated fair market values at the dates of acquisition. The results of operations of these centers have been included in the financial statements from their designated effective acquisition dates. The nearest month-end has been designated as the effective date for recording acquisitions that close during the month because there were no partial month accounting cutoffs and partial month results associated with these acquisitions would not have a material impact on consolidated operating results. Settlements with tax authorities relating to pre-acquisition income tax liabilities may result in an adjustment to goodwill attributable to that acquisition.

The initial allocations of purchase price at fair value are based upon available information for the acquired businesses and are finalized when any contingent purchase price amounts are resolved. The final allocations did not differ materially from the initial allocations. Aggregate purchase price allocations were as follows:

	Year ended December 31,
	2002	2001	2000
Tangible assets	$3,360	$19,886	$13,006
Amortizable intangible assets	1,975	1,648
Goodwill	15,260	51,820
Liabilities assumed	(518)	(5,404)	(111)

Aggregate purchase price	$20,077	$67,950	$12,895

The following summary, prepared on a pro forma basis, combines the results of operations as if these acquisitions had been consummated as of the beginning of both of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2002	2001
	(unaudited)
Net revenues	$1,870,518	$1,692,338
Income before extraordinary items	187,162	137,713
Net income	157,804	138,690

Pro forma basic income per share before extraordinary items	$2.61	$1.64
Pro forma diluted income per share before extraordinary items	2.29	1.52
Pro forma basic net income per share	2.20	1.66
Pro forma diluted net income per share	1.96	1.53

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of both of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect all of the synergies, additional revenue-generating services or reductions in direct center operating expenses that might be achieved from combined operations.

Divestitures

During the second quarter of 2000, the Company completed the sale of its operations outside the continental U.S. with the exception of its operations in Puerto Rico. The Company recognized a foreign currency translation loss of $4,718 in 2000 associated with this divestiture. The foreign currency translation loss had previously been recognized in other comprehensive income.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Net cash proceeds from the sales of non-continental U.S. operations in 2000 were $133,177. Of these proceeds, $125,000 was immediately applied to our credit facilities debt in accordance with the conditions under which we received consent from the lenders to consummate the sales.

The definitive sale agreement for the Puerto Rico operations was signed in 2000, and the sale was completed in June 2002. As a result, in 2002 the Company recognized a recovery gain of $1,389 on assets previously impaired in contemplation of the closing of this sale.

Operating results for the non-continental U.S. operations, excluding impairment charges, were as follows:

	Year ended December 31,
	2002	2001	2000
Net operating revenues	$6,159	$15,313	$74,453
Operating expenses:
Dialysis centers and labs	5,922	14,417	59,264
General and administrative			3,640
Depreciation and amortization	202	1,311	8,181
Provision for uncollectible accounts	41	1,094	1,728

	6,165	16,822	72,813

Operating (loss) income	$(6)	$(1,509)	$1,640

19.    Impairments and valuation adjustments

Impairments and valuation adjustments for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	Year ended December 31,
	2002	2001	2000
Losses (gains):
Continental U.S. operations	$1,009	$(1,000)	$5,172
Non-continental U.S. operations	(1,389)	1,000	(616)

	$(380)	$—	$4,556

During the fourth quarter of 1999, the Company announced its intention to sell its dialysis operations outside the continental United States and established a plan to curtail new facility acquisitions and developments and to close centers not supporting the Company’s new strategic direction. In 2000, the Company completed the sale of its operations outside the continental United States with the exception of its operations in Puerto Rico, the sale of which was completed in June 2002.

Impairments and valuation losses in 2000 associated with continental U.S. operations principally related to centers identified for closure or sale, new facility plans terminated and projects abandoned, and impairments of loans to and investments in third-party dialysis-related businesses.

Impairments and valuation adjustments recognized in 2001 were primarily associated with net cash recoveries on loans to third-party dialysis-related businesses previously deemed uncollectible and additional impairment losses recognized on remaining non-continental operations.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Impairments and valuation adjustments recognized in 2002 associated with continental U.S. operations related primarily to real property impairments, offset by realized gains of approximately $2,800 on previously impaired investments. In June 2002 the Company recognized a recovery gain of $1,389 on previously impaired non-continental assets upon the completion of the sale of its operations in Puerto Rico.

20.    Fair values of financial instruments

Financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, and other accrued liabilities and debt. The balances of the non-debt financial instruments as presented in the financial statements at December 31, 2002 approximate their fair values. Borrowings under credit facilities, of which $841,825 was outstanding as of December 31, 2002, reflect fair value as they are subject to fees and adjustable rates competitively determined in the marketplace. The fair value of the 7% convertible subordinated notes and the RTC 5 5/8% convertible subordinated notes were approximately $345,000 and $133,000, respectively, at December 31, 2002 based on quoted market prices.

21.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2002	2001	2000
Cash paid (received):
Income taxes	$30,217	$68,264	$(28,585)
Interest	69,114	70,149	117,856
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	2,356
Contributions to consolidated partnerships	2,154	25	25
Deferred financing cost write-offs	73	721	1,192

22.    Selected quarterly financial data (unaudited)

Summary unaudited quarterly financial data for 2002 and 2001 is as follows:

	2002				2001
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$503,096	$481,194	$442,677	$427,665	$429,657	$434,239	$400,640	$386,217
Operating income	120,179	111,324	80,911	78,918	75,226	96,867	70,432	75,467
Income before extraordinary item	58,811	54,170	37,728	35,978	32,558	44,278	28,568	30,934
Net income	58,811	54,170	8,370	35,978	32,558	44,278	29,545	30,934
Basic income per common share:
Income before extraordinary item	$0.97	$0.84	$0.47	$0.43	$0.38	$0.52	$0.34	$0.37
Extraordinary income			(0.37)				0.01

Net income per share	$0.97	$0.84	$0.10	$0.43	$0.38	$0.52	$0.35	$0.37

Diluted income per common share:
Income before extraordinary item	$0.81	$0.72	$0.43	$0.40	$0.36	$0.47	$0.32	$0.35
Extraordinary income			(0.30)				0.01

Net income per share	$0.81	$0.72	$0.13	$0.40	$0.36	$0.47	$0.33	$0.35

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

23.    Condensed consolidating financial statements

The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the Company’s publicly traded debt. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. Other income (loss) for 2002 and 2001 includes intercompany interest charges in accordance with the intercompany debt agreements.

The $125,000 5 5/8% Convertible Subordinated Notes due 2006, issued by the wholly-owned subsidiary Renal Treatment Centers, Inc., or RTC, are guaranteed by DaVita Inc.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of December 31, 2002
Cash and cash equivalents	$96,468	$7			$96,475
Accounts receivable, net	213,410	98,825	$32,057		344,292
Other current assets	86,777	14,368	2,614		103,759

Total current assets	396,655	113,200	34,671		544,526
Property and equipment, net	185,676	80,532	32,267		298,475
Investment in subsidiaries	399,190			$(399,190)
Receivable from subsidiaries	81,833			(81,833)
Amortizable intangibles, net	41,215	15,062	6,882		63,159
Other assets	3,973	729	45		4,747
Goodwill	464,028	291,602	109,156		864,786

Total assets	$1,572,570	$501,125	$183,021	$(481,023)	$1,775,693

Current liabilities	$270,060	$12,386	$10,155		$292,601
Payables to parent		60,489	21,344	$(81,833)
Long-term liabilities	1,232,246	148,877	5,476		1,386,599
Minority interests				26,229	26,229
Shareholders’ equity	70,264	279,373	146,046	(425,419)	70,264

Total liabilities and shareholders’ equity	$1,572,570	$501,125	$183,021	$(481,023)	$1,775,693

As of December 31, 2001
Cash and cash equivalents	$34,949	$1,762			$36,711
Accounts receivable, net	195,074	111,413	$27,059		333,546
Other current assets	81,021	21,142	2,244		104,407

Total current assets	311,044	134,317	29,303		474,664
Property and equipment, net	169,675	59,717	23,386		252,778
Investment in subsidiaries	326,751			$(326,751)
Receivable from subsidiaries	160,150			(160,150)
Amortizable intangibles, net	49,479	16,294	7,335		73,108
Other assets	5,649	680	44		6,373
Goodwill	470,150	279,185	106,425		855,760

Total assets	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

Current liabilities	$283,387	$10,728	$4,566		$298,681
Payables to parent		140,548	19,602	$(160,150)
Long-term liabilities	705,874	128,976	4,793		839,643
Minority interests				20,722	20,722
Shareholders’ equity	503,637	209,941	137,532	(347,473)	503,637

Total liabilities and shareholders’ equity	$1,492,898	$490,193	$166,493	$(486,901)	$1,662,683

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the year ended December 31, 2002
Net operating revenues	$1,236,407	$570,658	$190,109	$(142,542)	$1,854,632
Operating expenses	990,504	464,047	151,291	(142,542)	1,463,300

Operating income	245,903	106,611	38,818	—	391,332
Other income	5,790				5,790
Debt expense	60,599	6,871	4,166		71,636
Minority interests				(9,299)	(9,299)
Income taxes	87,566	41,928	6		129,500
Equity earnings in consolidated subsidiaries	83,159			(83,159)
Extraordinary loss	(29,358)				(29,358)

Net income	$157,329	$57,812	$34,646	$(92,458)	$157,329

For the year ended December 31, 2001
Net operating revenues	$1,056,231	$527,006	$185,300	$(117,784)	$1,650,753
Operating expenses	854,765	453,564	142,216	(117,784)	1,332,761

Operating income	201,466	73,442	43,084	—	317,992
Other income	4,644				4,644
Debt expense	60,329	7,055	5,054		72,438
Minority interests				(9,260)	(9,260)
Income taxes	75,987	28,613			104,600
Equity earnings in consolidated subsidiaries	66,544			(66,544)
Extraordinary gain	977				977

Net income	$137,315	$37,774	$38,030	$(75,804)	$137,315

For the year ended December 31, 2000
Net operating revenues	$992,575	$442,940	$159,974	$(109,187)	$1,486,302
Operating expenses	867,052	426,069	127,653	(109,187)	1,311,587

Operating income	125,523	16,871	32,321	—	174,715
Other income (loss)	(8,498)		1,297		(7,201)
Debt expense	102,562	7,040	7,035		116,637
Minority interests				(5,942)	(5,942)
Income taxes	22,803	5,261	(104)		27,960
Equity earnings in consolidated subsidiaries	25,315			(25,315)
Extraordinary loss	(3,490)				(3,490)

Net income	$13,485	$4,570	$26,687	$(31,257)	$13,485

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
Year ended December 31, 2002
Cash flows from operating activities:
Net income	$157,329	$57,812	$34,646	$(92,458)	$157,329
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	118,422	(9,149)	(17,065)	92,458	184,666

Net cash provided by operating activities	275,751	48,663	17,581	—	341,995

Cash flows from investing activities:
Purchases of property and equipment, net	(55,779)	(34,275)	(12,658)		(102,712)
Acquisitions and divestitures, net	1,469	(15,850)	(4,130)		(18,511)
Other items	4,972	(220)	(30)		4,722

Net cash used in investing activities	(49,338)	(50,345)	(16,818)		(116,501)

Cash flows from financing activities:
Long term debt	499,742	(73)	(763)		498,906
Other items	(664,636)				(664,636)

Net cash used in financing activities	(164,894)	(73)	(763)		(165,730)

Net increase (decrease) in cash	61,519	(1,755)	—	—	59,764
Cash at the beginning of the year	34,949	1,762			36,711

Cash at the end of the year	$96,468	$7	$—	$—	$96,475

Year ended December 31, 2001
Cash flows from operating activities:
Net income	$137,315	$37,774	$38,030	$(75,804)	$137,315
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	104,478	(20,552)	(32,254)	75,804	127,476

Net cash provided by operating activities	241,793	17,222	5,776	—	264,791

Cash flows from investing activities:
Purchases of property and equipment, net	(31,752)	(13,607)	(5,874)		(51,233)
Acquisitions and divestitures, net	(63,097)	(3,842)			(66,939)
Other items	25,181		25		25,206

Net cash used in investing activities	(69,668)	(17,449)	(5,849)		(92,966)

Cash flows from financing activities:
Long term debt	(156,427)	118	73		(156,236)
Other items	(10,085)				(10,085)

Net cash provided by (used in) financing activities	(166,512)	118	73		(166,321)

Net increase (decrease) in cash	5,613	(109)	—	—	5,504
Cash at the beginning of the year	29,336	1,871			31,207

Cash at the end of the year	$34,949	$1,762	$—	$—	$36,711

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows—(Continued)

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
Year ended December 31, 2000
Cash flows from operating activities:
Net income	$13,485	$4,570	$26,687	$(31,257)	$13,485
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	375,649	(99,917)	(19,390)	31,257	287,599

Net cash provided by operating activities	389,134	(95,347)	7,297	—	301,084

Cash flows from investing activities:
Purchases of property and equipment, net	(20,019)	(12,242)	(8,827)		(41,088)
Acquisitions and divestitures, net	28,955	105,342			134,297
Other items	146				146

Net cash used in investing activities	9,082	93,100	(8,827)		93,355

Cash flows from financing activities:
Long term debt	(478,566)		1,530		(477,036)
Other items	5,823				5,823

Net cash provided by (used in) financing activities	(472,743)	—	1,530		(471,213)

Net increase (decrease) in cash	(74,527)	(2,247)	—	—	(76,774)
Cash at the beginning of the year	103,863	4,118			107,981

Cash at the end of the year	$29,336	$1,871	$—	$—	$31,207

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on February 28, 2003.

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

Signature	Title	Date
/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2003

/s/ RICHARD K. WHITNEY Richard K. Whitney	Chief Financial Officer (Principal Financial Officer)	February 28, 2003

/s/ GARY W. BEIL Gary W. Beil	Vice President and Controller (Principal Accounting Officer)	February 28, 2003

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 28, 2003

/s/ RICHARD B. FONTAINE Richard B. Fontaine	Director	February 28, 2003

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 28, 2003

/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	February 28, 2003

/s/ JOHN M. NEHRA John M. Nehra	Director	February 28, 2003

/s/ WILLIAM L. ROPER William L. Roper	Director	February 28, 2003

II-1

CERTIFICATIONS

I, Kent J. Thiry, certify that:

1.    I have reviewed this annual report on Form 10-K of DaVita Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ KENT J. THIRY
Kent J. Thiry Chief Executive Officer

CERTIFICATIONS

I, Richard K. Whitney, certify that:

1.  I have reviewed this annual report on Form 10-K of DaVita Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ RICHARD K. WHITNEY
Richard K. Whitney Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT ON

FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

DaVita Inc.

Under date of February 21, 2003, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2002 in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets resulting from business combinations.

/s/    KPMG LLP

Seattle, Washington

February 21, 2003

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2000	$67,315	$39,649	$45,345	$61,619
Year ended December 31, 2001	61,619	32,926	42,070	52,475
Year ended December 31, 2002	52,475	32,069	35,617	48,927

EXHIBIT INDEX

Exhibit Number	Description	Page Number
3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(10)

3.4	Bylaws of TRCH, dated October 6, 1995.(3)

4.1	Indenture, dated June 12, 1996 by Renal Treatment Centers, Inc., or RTC, to PNC Bank including form of RTC Note.(4)

4.2	First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.3	Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.4	Indenture, dated as of November 18, 1998, between TRCH and United States Trust Company of New York, as trustee, and form of Note.(5)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent. (6)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(7)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(8)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(9)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(9)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(9)*

10.6	Employment Agreement, effective as of April 19, 2000, by and between TRCH and Steven J. Udicious.(10)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(11)*

10.8	Employment Agreement, dated as of April 1, 2001, by and between DaVita Inc. and Richard K. Whitney.(12)*

10.9	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.✓*

10.10	Second Amended and Restated 1994 Equity Compensation Plan.(13) *

10.11	First Amended and Restated 1995 Equity Compensation Plan.(13)*

10.12	First Amended and Restated 1997 Equity Compensation Plan.(13)*

10.13	First Amended and Restated Special Purpose Option Plan.(13)*

10.14	1999 Equity Compensation Plan.(14)*

10.15	Amended and Restated 1999 Equity Compensation Plan.(15)*

10.16	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.✓

Exhibit Number	Description	Page Number
10.17	2002 Equity Compensation Plan.(16)*

10.18

Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent (the “Credit Agreement”).(17)

10.19

Amendment No. 1, dated as of December 4, 2001, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent.(10)

10.20

Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement.(17)

10.21	Subsidiary Guaranty, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(17)

10.22	Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

10.23

Credit Agreement, dated as of April 26, 2002, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent (“the Credit Agreement”).(12)**

10.24

Amendment No. 1, dated as of May 9, 2002, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Bank of America Securities LLC as Joint Book Manager and Banc of America, N.A., as Syndication Agent.(12)

10.25

Security Agreement, dated as of April 26, 2002, made by and among DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement.(12)

10.26	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(12)

10.27	Amendment #4, dated November 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc. (10)**

10.28	Agreement No. 20010259, dated November 16, 2001 between Amgen USA Inc. and Total Renal Care, Inc.(10)**

10.29	Amendment #1, dated December 31, 2002, to Agreement No. 20010259 between Amgen USA Inc. and Total Renal Care, Inc.✓**

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges. ✓

21.1	List of our subsidiaries. ✓

23.1	Consent of KPMG LLP.✓

24.1	Powers of Attorney with respect to DaVita. ✓(Included on Page II-1)

99.1	Certification of the Chief Executive Officer, dated February 27, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated February 27, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.

*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
(4)	Filed on August 5, 1996 as an exhibit to RTC’s Form 10-Q for the quarter ended June 30, 1996.
(5)	Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
(6)	Filed on November 19, 2002 as an exhibit to our Form 8-K reporting the adoption of the Rights Agreement.
(7)	Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.
(8)	Filed on August 14, 2000 as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.
(9)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(10)	Filed on March 1, 2002 as an exhibit to our Form 10-K for the year ended December 31, 2001.
(11)	Filed on August 15, 2001 as an exhibit to our Form 10-Q for the quarter ended June 30, 2001.
(12)	Filed on May 14, 2002 as an exhibit to our Form 10-Q for the quarter ended March 31, 2002.
(13)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(14)	Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(15)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(16)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.
(17)	Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).