Form 10-Q
period 2003-03-31
DAVITA INC
filed 2003-05-08
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

March 31, 2003

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

As of May 1, 2003, there were approximately 61.1 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note:	Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$304,994	$96,475
Accounts receivable, less allowance of $48,743 and $48,927	346,145	344,292
Inventories	25,465	34,929
Other current assets	24,049	28,667
Deferred income taxes	41,773	40,163

Total current assets	742,426	544,526
Property and equipment, net	305,742	298,475
Amortizable intangibles, net	60,080	63,159
Investments in third-party dialysis businesses	3,368	3,227
Other long-term assets	2,609	1,520
Goodwill	865,449	864,786

	$1,979,674	$1,775,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$71,295	$77,890
Other liabilities	113,505	101,389
Accrued compensation and benefits	82,391	95,435
Current portion of long-term debt	43,908	7,978
Income taxes payable	26,550	9,909

Total current liabilities	337,649	292,601
Long-term debt	1,420,585	1,311,252
Other long-term liabilities	10,346	9,417
Deferred income taxes	72,381	65,930
Minority interests	27,156	26,229
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 89,162,390 and 88,874,896 shares issued)	89	89
Additional paid-in capital	523,572	519,369
Retained earnings	249,750	213,337
Treasury stock, at cost (28,187,326 and 28,216,177 shares)	(661,854)	(662,531)

Total shareholders’ equity	111,557	70,264

	$1,979,674	$1,775,693

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2003	2002
Net operating revenues	$459,807	$427,665
Operating expenses and charges:
Dialysis centers and labs	316,710	291,634
General and administrative	36,787	36,053
Depreciation and amortization	17,445	15,805
Provision for uncollectible accounts	8,237	5,255
Minority interests and equity income, net	1,294	2,135

Total operating expenses and charges	380,473	350,882

Operating income	79,334	76,783

Debt expense	19,456	15,072
Other income, net	785	267

Income before income taxes	60,663	61,978
Income tax expense	24,250	26,000

Net income	$36,413	$35,978

Comprehensive income	$36,413	$35,978

Earnings per share:
Basic	$0.60	$0.43

Diluted	$0.52	$0.40

Weighted average shares for earnings per share:
Basic	60,905,056	82,967,141

Diluted	78,772,410	102,246,452

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$36,413	$35,978
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,445	15,805
Loss (gain) on divestitures	119	(458)
Deferred income taxes	4,841	7,861
Non-cash debt expense	840	634
Stock options, principally tax benefits	1,378	8,931
Equity investment income	(519)	(298)
Minority interests in income of consolidated subsidiaries	1,813	2,433
Distributions to minority interests	(2,465)	(1,501)
Changes in operating assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(676)	(11,163)
Inventories	9,543	6,726
Other current assets	4,721	(2,840)
Other long-term assets	(2,457)
Accounts payable	(6,674)	8,969
Accrued compensation and benefits	(13,075)	(2,617)
Other current liabilities	11,952	15,050
Income taxes	16,641	261
Other long-term liabilities	809	(287)

Net cash provided by operating activities	80,649	83,484

Cash flows from investing activities:
Additions of property and equipment, net	(21,708)	(16,115)
Acquisitions and divestitures, net	(718)	(1,379)
Investments in affiliates, net	1,931	499
Intangible assets	(300)

Net cash used in investing activities	(20,795)	(16,995)

Cash flows from financing activities:
Borrowings	623,822	335,883
Payments on long-term debt	(478,659)	(355,803)
Deferred financing costs		(57)
Purchase of treasury stock		(67,877)
Proceeds from issuance of common stock	3,502	16,351

Net cash provided by (used in) financing activities	148,665	(71,503)

Net increase (decrease) in cash	208,519	(5,014)
Cash and cash equivalents at beginning of period	96,475	36,711

Cash and cash equivalents at end of period	$304,994	$31,697

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.    Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s 2002 Form 10-K. Financial statement presentations and classifications have been conformed for all periods presented.

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 upon the issuance of that standard, net income and net income per share would have been adjusted to the pro forma amounts indicated below:

Pro forma - As if all stock options were expensed	Three months ended March 31,
	2003	2002
Net income:
As reported	$36,413	$35,978
Add: Stock-based employee compensation expense included in reported net income, net of tax	161	88
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(1,911)	(3,561)

Pro forma net income	$34,663	$32,505

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$34,663	$32,505

Weighted average shares outstanding during the quarter	60,847	82,925
Vested deferred stock units	58	42

Weighted average shares for basic earnings per share calculation	60,905	82,967

Basic net income per share—pro forma	$0.57	$0.39

Basic net income per share—as reported	$0.60	$0.43

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2003	2002
Pro forma diluted earnings per share:
Pro forma net income	$34,663	$32,505
Debt expense savings, net of tax, from assumed conversion of convertible debt	4,915	1,067

Pro forma net income for diluted earnings per share calculation	$39,578	$33,572

Weighted average shares outstanding during the quarter	60,847	82,925
Vested deferred stock units	58	42
Assumed incremental shares from stock plans	3,268	5,386
Assumed incremental shares from convertible debt	15,394	4,879

Weighted average shares for diluted earnings per share calculation	79,567	93,232

Diluted net income per share—pro forma	$0.50	$0.36

Diluted net income per share—as reported	$0.52	$0.40

2.    Significant new accounting standards

In January 2003 the FASB issued Interpretation (FIN) No. 46 Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.     Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2003	2002
Basic:
Net income	$36,413	$35,978

Weighted average shares outstanding during the period	60,847	82,925
Vested deferred stock units	58	42

Weighted average shares for basic earnings per share calculations	60,905	82,967

Basic net income per share	$0.60	$0.43

Diluted:
Net income	$36,413	$35,978
Debt expense savings, net of tax, from assumed conversion of convertible debt	4,915	4,915

Net income for diluted earnings per share calculations	$41,328	$40,893

Weighted average shares outstanding during the period	60,847	82,925
Vested deferred stock units	58	42
Assumed incremental shares from stock plans	2,473	3,885
Assumed incremental shares from convertible debt	15,394	15,394

Weighted average shares for diluted earnings per share calculations	78,772	102,246

Diluted net income per share	$0.52	$0.40

Options to purchase 2,854,224 shares at $22.40 to $33.00 per share and 643,573 shares at $23.61 to $33.00 per share were excluded from the diluted earnings per share calculations for the three months ended March 31, 2003 and 2002, respectively, because they were anti-dilutive. The calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes for all periods presented.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

4.    Long-term debt

In January 2003 the Company borrowed $150,000 that was available under the Term Loan A senior credit facility that was entered into in 2002. At March 31, 2003, $143,662 of the Term Loan A remained outstanding. The Term Loan A bears interest equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on the Company’s leverage ratio. The current margin is 2.25% for an overall effective rate of 3.61%. The aggregate annual principal payments for the Term Loan A are approximately $34,000 in years one through three and the balance of approximately $42,000 in year four, due no later than March 2007.

Long-term debt was comprised of the following:

	March 31, 2003	December 31, 2002
Term Loans under senior secured credit facilities	$985,162	$841,825
Convertible subordinated notes, 7%, due 2009	345,000	345,000
Convertible subordinated notes, 5 5/8%, due 2006	125,000	125,000
Capital lease obligations	8,713	6,820
Acquisition obligations and other notes payable	618	585

	1,464,493	1,319,230
Less current portion	(43,908)	(7,978)

	$1,420,585	$1,311,252

Scheduled maturities of long-term debt at March 31, 2003 were as follows:

2004	$43,908
2005	43,082
2006	43,025
2007	176,569
2008	406,178
Thereafter	751,731

5.    Contingencies

The Company’s revenues may be subject to adjustment as a result of (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; (4) retroactive applications or interpretations of governmental requirements; and (5) claims for refunds from private payors.

Laboratory payment dispute

The Company’s Florida laboratory is subject to a third-party carrier review of its Medicare reimbursement claims. The carrier has reviewed claims for services provided in six separate review periods, extending from January 1995 to May 2001. The carrier had made determinations that many of the claims submitted were not supported by the prescribing physicians’ medical justification. The carrier had also suspended all payments of

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Medicare claims to this laboratory from May 1998 to June 2002, and referred the matter to the Centers for Medicare and Medicaid Services, or CMS, and the Department of Justice, or DOJ. The Company has disputed each of the carrier’s determinations and has provided supporting documentation of its claims.

In June 2002 an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations, totaling $20,600, for the first two review periods. The administrative law judge’s decision on the first two review periods does not apply to the remaining four review periods. The hearings before a carrier hearing officer for the third and fourth review periods are scheduled to take place in the second quarter of 2003. A total of $27,700 in claims are in dispute. The Company has also filed a notice of appeal to the carrier for the fifth and sixth review periods, for which a total of $3,800 in claims are in dispute.

During 2000 the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge in 2002, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determinations with respect to the fifth and sixth review periods in December 2002, the carrier paid the laboratory all amounts that it is not disputing for the third through sixth review periods. In the second half of 2002, the Company received a total of $68,778, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the quarter received. We do not expect to receive any significant additional payments relative to prior periods unless and until the dispute over the remaining disallowed claims are resolved in our favor. The Company will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that management believes the Company will ultimately recover upon final review and settlement of disputed billings.

In addition to processing prior period claims, the carrier also began processing billings for current period services on a timely basis. Based on these developments, the Company began recognizing estimated current period Medicare lab revenue in the third quarter of 2002.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services to determine what ongoing program safeguards are appropriate. During the study, the carrier has suspended dialysis laboratory prepayment screens. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may yet implement as a result of its study. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and retraction if determined inappropriate.

In November 2001, the Company closed a smaller laboratory that it operated in Minnesota and combined its operations with those of the Florida laboratory. The Medicare carrier for the Minnesota laboratory is conducting a post-payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review of our Florida laboratory. The Company responded to the most recent request from the carrier for claims documentation in May 2001. At this time, the Company is unable to determine how long it will take the carrier to complete this review. There is currently no overpayment determination with respect to the Minnesota laboratory. Medicare revenues at the Minnesota laboratory, which was much smaller than the Florida laboratory, were approximately $15,000 for the period under review.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

In addition to the formal appeal processes with the carrier and a federal administrative law judge, the Company also has pursued resolution of this matter through meetings with representatives of CMS and the DOJ. Discussions with CMS are ongoing. The DOJ has requested, and the Company has provided, information with respect to both the Florida and the Minnesota laboratories, most recently in September 2001. If a court determines that there has been wrongdoing by the Company or its laboratories, the fines and penalties under applicable statutes could be substantial.

United States Attorney inquiry

In February 2001 the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, the Company received a subpoena from the Philadelphia office of the Office of Inspector General of the Department of Health and Human Services, or OIG. The subpoena required an update to the information the Company provided in its response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested and continues to cooperate with the United States Attorney’s Office and the OIG in its investigation. This inquiry remains at an early stage. As it proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

Other

In addition to the foregoing, DaVita is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.    Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of March 31, 2003, the Company’s potential obligations under these put options totaled approximately $60,000 of which approximately $34,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $5,000 that could be called in the event of non-performance of the centers over the next five years.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	RTC	Non- guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of March 31, 2003
Cash and cash equivalents	$304,986	$8			$304,994
Accounts receivable, net	194,600	114,108	$37,437		346,145
Other current assets	73,018	15,745	2,524		91,287

Total current assets	572,604	129,861	39,961		742,426
Property and equipment, net	174,908	92,180	38,654		305,742
Investments in subsidiaries	423,834			$(423,834)
Receivables from subsidiaries	119,790			(119,790)
Amortizable intangible assets, net	40,282	16,015	3,783		60,080
Other assets	5,578	354	45		5,977
Goodwill	432,613	320,945	111,891		865,449

Total assets	$1,769,609	$559,355	$194,334	$(543,624)	$1,979,674

Current liabilities	$309,512	$15,598	$12,539		$337,649
Payables to subsidiaries/parent		97,969	21,821	$(119,790)
Long-term liabilities	1,348,540	148,795	5,977		1,503,312
Minority interests				27,156	27,156
Shareholders’ equity	111,557	296,993	153,997	(450,990)	111,557

Total liabilities and shareholders’ equity	$1,769,609	$559,355	$194,334	$(543,624)	$1,979,674

As of December 31, 2002
Cash and cash equivalents	$96,468	$7			$96,475
Accounts receivable, net	213,410	98,825	$32,057		344,292
Other current assets	86,777	14,368	2,614		103,759

Total current assets	396,655	113,200	34,671		544,526
Property and equipment, net	185,676	80,532	32,267		298,475
Investments in subsidiaries	399,190			$(399,190)
Receivables from subsidiaries	81,833			(81,833)
Amortizable intangible assets, net	44,090	15,062	4,007		63,159
Other assets	3,973	729	45		4,747
Goodwill	461,153	291,602	112,031		864,786

Total assets	$1,572,570	$501,125	$183,021	$(481,023)	$1,775,693

Current liabilities	$270,060	$12,386	$10,155		$292,601
Payables to parent		60,489	21,344	$(81,833)
Long-term liabilities	1,232,246	148,877	5,476		1,386,599
Minority interests				26,229	26,229
Shareholders’ equity	70,264	279,373	146,046	(425,419)	70,264

Total liabilities and shareholders’ equity	$1,572,570	$501,125	$183,021	$(481,023)	$1,775,693

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2003
Net operating revenues	$291,365	$153,522	$51,631	$(36,711)	$459,807
Operating expenses	239,358	133,157	42,856	(34,898)	380,473

Operating income	52,007	20,365	8,775	(1,813)	79,334
Debt expense	16,661	1,710	1,085		19,456
Other income	785				785
Income taxes	16,434	7,816			24,250
Equity earnings in consolidated subsidiaries	16,716			(16,716)

Net income	$36,413	$10,839	$7,690	$(18,529)	$36,413

For the three months ended March 31, 2002
Net operating revenues	$272,862	$137,960	$46,690	$(29,847)	$427,665
Operating expenses	227,371	115,500	35,425	(27,414)	350,882

Operating income	45,491	22,460	11,265	(2,433)	76,783
Debt expense	12,170	1,767	1,135		15,072
Other income	267				267
Income taxes	17,300	8,694	6		26,000
Equity earnings in consolidated subsidiaries	19,690			(19,690)

Net income	$35,978	$11,999	$10,124	$(22,123)	$35,978

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	RTC	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2003
Cash flows from operating activities:
Net income	$36,413	$10,839	$7,690	$(18,529)	$36,413
Changes in operating and intercompany assets and liabilities and non cash items included in net income	28,968	(2,176)	(1,085)	18,529	44,236

Net cash provided by (used in) operating activities	65,381	8,663	6,605	—	80,649

Cash flows from investing activities:
Purchases of property and equipment, net	(5,767)	(8,643)	(7,298)		(21,708)
Acquisitions and divestitures, net			(718)		(718)
Other items	170		1,461		1,631

Net cash used in investing activities	(5,597)	(8,643)	(6,555)		(20,795)

Cash flows from financing activities:
Long-term debt	145,232	(19)	(50)		145,163
Other items	3,502				3,502

Net cash provided (used in) financing activities	148,734	(19)	(50)		148,665

Net decrease in cash	208,518	1	—		208,519
Cash at the beginning of the period	96,468	7			96,475

Cash at the end of the period	$304,986	$8	$—	$—	$304,994

For the three months ended March 31, 2002
Cash flows from operating activities:
Net income	$35,978	$11,999	$10,124	$(22,123)	$35,978
Changes in operating and intercompany assets and liabilities and non cash items included in net income	39,013	(4,746)	(8,884)	22,123	47,506

Net cash provided by (used in) operating activities	74,991	7,253	1,240	—	83,484

Cash flows from investing activities:
Purchases of property and equipment, net	(6,870)	(7,955)	(1,290)		(16,115)
Acquisitions and divestitures, net		(1,379)			(1,379)
Other items	499				499

Net cash used in investing activities	(6,371)	(9,334)	(1,290)		(16,995)

Cash flows from financing activities:
Long-term debt	(20,294)	324	50		(19,920)
Other items	(51,583)				(51,583)

Net cash provided (used in) financing activities	(71,877)	324	50		(71,503)

Net decrease in cash	(3,257)	(1,757)	—		(5,014)
Cash at the beginning of the period	34,949	1,762			36,711

Cash at the end of the period	$31,692	$5	$—	$—	$31,697

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to possible reductions in private mix and private and government reimbursement rates, the concentration of profits generated from PPO and private and indemnity patients and from ancillary services including the administration of pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, the ongoing review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the DOJ, the ongoing review by the US Attorney’s Office and the OIG in Philadelphia and the Company’s ability to maintain contracts with physician medical directors. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments

Results of operations

	Quarter ended
	March 31, 2003		December 31, 2002		March 31, 2002
	(dollars in millions)
Net operating revenues:
Current period services	$460	100%	$461	100%	$428	100%
Prior period services—laboratory			42

Total net operating revenues	$460		$503		$428

Operating expenses and charges:
Dialysis centers and labs	317	69%	317	69%	292	68%
General and administrative	37	8%	41	9%	36	8%
Depreciation and amortization	18	4%	17	4%	16	4%
Provision for uncollectible accounts, net of recoveries	8	2%	8	2%	5	1%
Minority interest and equity income, net	1		2		2

Total operating expenses and charges	381	83%	385	83%	351	82%

Operating income	$79	17%	$118	23%	$77	18%

Operating income excluding prior period service revenue	$79	17%	$76	17%	$77	18%

Dialysis treatments (000’s)	1,503		1,538		1,434
Average dialysis treatments per treatment day	19,673		19,319		18,767
Average dialysis revenue per dialysis treatment	$296		$291		$290

The quarter ended March 31, 2002 includes $4 million of revenues and $4 million of operating expenses related to non-continental U.S. operations in Puerto Rico that were divested in the second quarter of 2002.

Net operating revenue

The net operating revenues of $460 million for the first quarter of 2003 represents an increase of $32 million, or an increase of $36 million excluding non-continental U.S. operations that were fully divested during 2002. This represented an 8.5% increase in continental U.S. revenue compared with the first quarter of 2002. Of this 8.5% increase, approximately 4.5% was due to an increase in the number of dialysis treatments, and approximately 2.0% was attributable to increases in the average reimbursement rate per dialysis treatment. The increase in 2003 also included approximately $6 million of Medicare laboratory revenue. No Medicare lab revenue had been recognized during the first quarter of 2002 due to the payment withholds by the third-party carrier, as discussed below. The increase in the number of treatments was principally attributable to a non-acquired annual growth rate of approximately 3.3%. The balance of the increase in treatment volumes was due to acquisitions. We continue to expect the non-acquired growth rate to remain in the range of 3.0% to 5.0% throughout 2003. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $296 for the first quarter of 2003 as compared to $290 for the first quarter of 2002. The increase in average revenue per treatment was primarily due to rate increases and continued improvements in revenue capture.

First quarter 2003 current period operating revenues were approximately the same as the fourth quarter of 2002. The number of treatments decreased by approximately 2% in the first quarter of 2003 as compared to the fourth quarter of 2002 because of fewer treatments days in the first quarter. An increase in the average number of treatments per day of 1.8% and an increase in the net dialysis revenue per treatment of approximately $5 in the first quarter of 2003 offset substantially all of the decrease in revenue due to fewer treatment days. The increase in the revenue per treatment was primarily due to rate increases and continued improvements in revenue capture.

Lab and other services

As discussed in Note 6 to the condensed consolidated interim financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 the carrier began releasing funds for lab services provided subsequent to May 2001. The carrier also paid us amounts it is not disputing for prior periods. During 2002, the carrier paid us a total of approximately $69 million, representing approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the quarter received. Approximately $42 million of these total collections were received in the fourth quarter of 2002. We do not expect to receive significant additional Medicare lab payments relating to prior periods unless and until the dispute over the remaining disallowed claims are resolved in our favor.

Dialysis centers and lab expenses

Center operating expenses were approximately 69% of net operating revenues in the first quarter of 2003 and the fourth quarter of 2002 (excluding prior period lab revenue) compared to 68% in the first quarter of 2002. On a per-treatment basis, center operating expenses for the first quarter of 2003 increased approximately $5 from the fourth quarter of 2002 and approximately $10 from the first quarter of 2002. The increase in both periods was primarily attributable to higher pharmaceutical, insurance and labor costs.

General and administrative expenses

General and administrative expenses were approximately 8% of current period net operating revenues for both the first quarters of 2003 and 2002. General and administrative expenses in the fourth quarter of 2002 included impairments and valuation adjustments of $2 million. Excluding these impairment charges, the fourth quarter general and administrative expenses were also approximately 8% of net operating revenue.

Provision for uncollectible accounts receivable

The provisions for uncollectible accounts receivable before considering cash recoveries were approximately 1.8% of current period net operating revenues for all periods presented. During the fourth quarter of 2002 and the first quarter of 2002, we realized recoveries of approximately $1 million and $2 million, respectively.

Debt expense

Debt expense of approximately $19.5 million for the first quarter of 2003 was approximately $4.5 million higher than the first quarter of 2002 as a result of higher debt balances, primarily associated with our recapitalization during the second quarter of 2002. Average interest rates for the first quarter of 2003 were 4.9% compared to 7.0% for first quarter of 2002.

Projections for 2003

Based on the current conditions and trends, our current projections for 2003 remain unchanged. Operating income for 2003 is currently projected to be in the range of $300 million to $320 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to possible reductions in private and government reimbursement rates, the concentration of profits generated from non-governmental payors and physician-prescribed pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, and the ongoing review by the United States Attorney’s Office and the OIG. Additionally, the termination or restructuring of managed care contracts, medical director agreements or other arrangements may result in future impairments or otherwise negatively affect our operating results. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Significant new accounting standards

In January 2003 the FASB issued Interpretation (FIN) No. 46 Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN No. 46 is not expected to have a material effect on our consolidated financial statements.

Liquidity and capital resources

Cash flow from operations during the first quarter of 2003 amounted to $81 million. Investing cash outflows consisted principally of capital asset additions of $22 million, which includes approximately $12 million for center development and $10 million for equipment and information technology projects.

In January 2003 the Company borrowed $150,000 that was available under the Term Loan A senior credit facility that was secured during 2002. The Term Loan A bears interest equal to LIBOR plus a margin ranging from 1.5% to 2.75% based on the Company’s leverage ratio. The current margin is 2.25% for an overall effective rate of 3.61%. The aggregate annual principal payments for the Term Loan A are approximately $34,000 in years one through three and approximately $42,000 in year four.

Accounts receivable at March 31, 2003 amounted to $346 million, an increase of approximately $2 million during the quarter. The first quarter accounts receivable balance represented 69 days of revenue, compared to 70 days as of December 31, 2002.

Our current plans continue to call for capital expenditures to be in the same range as 2002, including investment expenditures for information technology projects and for new dialysis centers, relocations and expansions. During the first quarter of 2003, we acquired a controlling ownership interest in two centers of which we were previously minority owners and opened seven new centers.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Fair Value	Average Interest Rate
	2003	2004	2005	2006	2007	2008
	(dollars in millions)
Long-term debt:
Fixed rate				$125			$345	$470	$478	6.63%
Variable rate	$33	$43	$43	$49	$318	$404	$104	$994	$994	4.44%

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

RISK FACTORS

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, and capital expenditures. We base our forward-looking statements on information currently available to us, and we do not intend to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

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

Approximately 45% of our dialysis revenues are generated from patients who have private payors as the primary payor. A minority of these patients have insurance policies that reimburse us at or near our billed prices, which are significantly higher than Medicare rates. The majority of these patients have insurance policies that reimburse us at lower rates but, in most cases, higher than Medicare rates. We believe that pressure from private payors to decrease the rates they pay us may increase. If the percentage of collections at or near our billed prices decreases significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

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

Approximately 49% of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike many other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. Since then there has been no increase in the composite rate. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur with or without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net income and cash flows would be adversely affected.

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

If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO is approximately 27% of our total Medicare revenue. In January 2003, CMS implemented a new payment structure utilizing a single drug pricer for all drugs that Medicare reimburses, including many we administer. Based on the initial prices CMS has set, we do not expect our reimbursement under this single drug pricer in 2003 to differ materially from what it would have been under the AWP-based reimbursement structure. We expect, however, that CMS will change the prices set under this single drug pricer in the future or make other changes to the payment structure for these drugs. If EPO were included in the composite rate, and if the composite rate were not increased sufficiently, our operating earnings and cash flows could decrease substantially. Reductions in current reimbursement rates for EPO or other outpatient prescription drugs would also reduce our net earnings and cash flows.

Future declines in Medicaid reimbursement rates would reduce our net income and cash flows.

Approximately 5% of our dialysis revenues are generated from patients who have Medicaid as their primary coverage. In addition approximately 3% of our dialysis revenues are from Medicaid secondary coverage. Approximately 45% of our Medicaid revenue is derived from patients in California. If state governments change Medicaid programs or the rates paid by those programs for our services, then our revenue and earnings may decline. Some of the states’ Medicaid programs have proposed eligibility changes or have announced that they are considering reductions in the rates for certain services. Any action to reduce the Medicaid coverage rules or reimbursement rates for dialysis and related services would adversely affect our revenue and earnings.

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

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of April 1, 2003, there were 24 centers at which the medical director agreements required renewal on or before March 31, 2004.

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

If the current shortage of skilled clinical personnel continues, we may experience disruptions in our business operations and increases in operating expenses.

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other health care providers. This nursing shortage may limit our ability to expand our operations. If we are unable to hire skilled clinical personnel when needed, our operations and our same center growth will be negatively impacted.

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

Due to regulatory considerations unique to each of these states, all of our dialysis operations in New York and part of our dialysis operations in New Jersey are conducted through privately-owned companies to which we provide a broad range of administrative services. These operations account for approximately 7% of our dialysis revenues. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

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

We will be continuing the rollout of new information technology systems and new processes in our billing offices over the next year. It is likely that this rollout will disrupt our billing and collection activity and may cause other disruptions to our business operations, which may negatively impact our cash flows. Also, the new information systems may not work as planned or improve our billing and collection processes as expected. If they do not, we may have to spend substantial amounts to enhance or replace these systems.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on March 31, 2003, these cash bonuses would total approximately $44 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The information in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4 and 5 are not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.✓

99.1	Certification of the Chief Executive Officer, dated May 7, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated May 7, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.

(b)  Reports on Form 8-K

Current report on Form 8-K dated May 5, 2003, furnished under Item 9, “Regulation FD Disclosure” but furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”, pursuant to interim guidance issued by the SEC in Release Nos. 33-8216 and 34-47583. A copy of the press release announcing the Company’s financial results for the quarter ended March 31, 2003 was attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: May 8, 2003

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

CERTIFICATIONS

I, Kent J. Thiry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DaVita Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ KENT J. THIRY
Kent J. Thiry Chief Executive Officer

Date: May 8, 2003

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

/s/ RICHARD K. WHITNEY
Richard K. Whitney Chief Financial Officer

Date: May 8, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.✓

99.1	Certification of the Chief Executive Officer, dated May 7, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

99.2	Certification of the Chief Financial Officer, dated May 7, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.