Form 10-Q
period 2003-06-30
DAVITA INC
filed 2003-08-06
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

June 30, 2003

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

As of July 31, 2003, there were approximately 66.5 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note: Items 3 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$315,606	$96,475
Accounts receivable, less allowance of $49,361 and $48,927	346,209	344,292
Inventories	30,111	34,929
Other current assets	26,275	28,667
Deferred income taxes	47,666	40,163

Total current assets	765,867	544,526
Property and equipment, net	314,374	298,475
Amortizable intangibles, net	61,198	63,159
Investments in third-party dialysis businesses	3,266	3,227
Other long-term assets	2,972	1,520
Goodwill	901,714	864,786

	$2,049,391	$1,775,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$83,821	$77,890
Other liabilities	115,106	101,389
Accrued compensation and benefits	94,812	95,435
Current portion of long-term debt	47,314	7,978
Income taxes payable	20,486	9,909

Total current liabilities	361,539	292,601
Long-term debt	1,409,687	1,311,252
Other long-term liabilities	12,914	9,417
Deferred income taxes	78,187	65,930
Minority interests	28,390	26,229
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 89,790,206 and 88,874,896 shares issued)	90	89
Additional paid-in capital	532,133	519,369
Retained earnings	288,270	213,337
Treasury stock, at cost (28,185,827 and 28,216,177 shares)	(661,819)	(662,531)

Total shareholders’ equity	158,674	70,264

	$2,049,391	$1,775,693

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net operating revenues	$489,883	$442,677	$949,690	$870,342
Operating expenses and charges:
Dialysis centers and labs	335,986	300,552	652,696	592,186
General and administrative	42,583	39,634	79,370	75,687
Depreciation and amortization	17,921	15,698	35,366	31,503
Provision for uncollectible accounts	8,780	5,882	17,017	11,137
Minority interests and equity income, net	1,813	2,164	3,107	4,299

Total operating expenses and charges	407,083	363,930	787,556	714,812

Operating income	82,800	78,747	162,134	155,530

Debt expense	19,495	17,139	38,951	32,211
Refinancing charges		48,930		48,930
Other income	890	2,620	1,675	2,887

Income before income taxes	64,195	15,298	124,858	77,276
Income tax expense	25,675	6,928	49,925	32,928

Net earnings	$38,520	$8,370	$74,933	$44,348

Comprehensive income	$38,520	$8,370	$74,933	$44,348

Earnings per share:
Basic	$0.63	$0.10	$1.23	$0.55

Diluted	$0.55	$0.10	$1.07	$0.52

Weighted average shares for earnings per share:
Basic	61,305,955	79,784,841	61,097,841	81,366,393

Diluted	79,188,721	83,022,414	78,964,493	89,814,524

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$74,933	$44,348
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	35,366	31,503
Impairments and valuation adjustments, net		(2,390)
Loss (gain) on divestitures	343	(462)
Deferred income taxes	4,754	11,843
Non-cash debt expense	1,958	1,526
Stock options, principally tax benefits	5,699	16,304
Equity investment income	(967)	(960)
Minority interests in income of consolidated subsidiaries	4,074	5,260
Refinancing charges		48,930
Distributions to minority interests	(3,685)	(4,138)
Changes in operating assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(740)	(20,471)
Inventories	5,327	2,436
Other current assets	2,495	(4,533)
Other long-term assets	(2,774)	151
Accounts payable	5,852	9,315
Accrued compensation and benefits	(716)	6,367
Other current liabilities	13,554	(536)
Income taxes	10,577	(3,694)
Other long-term liabilities	3,377	1,118

Net cash provided by operating activities	159,427	141,917

Cash flows from investing activities:
Additions of property and equipment, net	(42,077)	(43,691)
Acquisitions and divestitures, net	(47,035)	(1,426)
Investments in affiliates, net	2,663	1,857
Intangible assets	754	(30)

Net cash used in investing activities	(85,695)	(43,290)

Cash flows from financing activities:
Borrowings	1,350,195	1,323,335
Payments on long-term debt	(1,212,574)	(819,107)
Debt redemption premium		(40,910)
Deferred financing costs		(10,781)
Purchase of treasury stock		(474,438)
Proceeds from issuance of common stock	7,778	23,583

Net cash provided by financing activities	145,399	1,682

Net increase in cash	219,131	100,309
Cash and cash equivalents at beginning of period	96,475	36,711

Cash and cash equivalents at end of period	$315,606	$137,020

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.    Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s 2002 Form 10-K. Financial statement presentations and classifications have been conformed for all periods presented.

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below:

Pro forma - As if all stock options were expensed	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings:
As reported	$38,520	$8,370	$74,933	$44,348
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	274	205	435	293
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,631)	(2,282)	(4,542)	(5,843)

Pro forma net earnings	36,163	6,293	70,826	38,798

Pro forma basic earnings per share:
Pro forma net earnings for basic earnings per share calculation	36,163	6,293	70,826	38,798

Weighted average shares outstanding	61,243	79,743	61,035	81,324
Vested deferred stock units	63	42	63	42

Weighted average shares for basic earnings per share calculation	61,306	79,785	61,098	81,366

Basic net earnings per share—pro forma	$0.59	$0.08	$1.16	$0.48

Basic net earnings per share—as reported	$0.63	$0.10	$1.23	$0.55

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Pro forma diluted earnings per share:
Pro forma net earnings	$36,163	$6,293	$70,826	$38,798
Debt expense savings, net of tax, from assumed conversion of convertible debt	4,915		9,830	2,134

Pro forma net earnings for diluted earnings per share calculation	41,078	6,293	80,656	40,932

Weighted average shares outstanding	61,243	79,743	61,035	81,324
Vested deferred stock units	63	42	63	42
Assumed incremental shares from stock plans	2,950	4,147	2,859	4,872
Assumed incremental shares from convertible debt	15,394		15,394	4,879

Weighted average shares for diluted earnings per share calculation	79,650	83,932	79,351	91,117

Diluted net earnings per share—pro forma	$0.52	$0.07	$1.02	$0.45

Diluted net earnings per share—as reported	$0.55	$0.10	$1.07	$0.52

2.    Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic:
Net earnings	$38,520	$8,370	$74,933	$44,348

Weighted average shares outstanding during the period	61,243	79,743	61,035	81,324
Vested deferred stock units	63	42	63	42

Weighted average shares for basic earnings per share calculations	61,306	79,785	61,098	81,366

Basic earnings per share	$0.63	$0.10	$1.23	$0.55

Diluted:
Net earnings	$38,520	$8,370	$74,933	$44,348
Debt expense savings, net of tax, from assumed conversion of convertible debt	4,915		9,830	2,134

Net earnings for diluted earnings per share calculations	$43,435	$8,370	$84,763	$46,482

Weighted average shares outstanding during the period	61,243	79,743	61,035	81,324
Vested deferred stock units	63	42	63	42
Assumed incremental shares from stock plans	2,489	3,238	2,473	3,570
Assumed incremental shares from convertible debt	15,394		15,394	4,879

Weighted average shares for diluted earnings per share calculations	79,189	83,023	78,965	89,815

Diluted earnings per share	$0.55	$0.10	$1.07	$0.52

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

See Note 3, Reclassification of previously reported extraordinary losses, regarding the restatement of earnings per share for the three and six months ended June 30, 2002.

The calculation of diluted earnings per share assumes conversion of the 5 5/8% convertible subordinated notes for the three months ended June 30, 2003 and the six months ended June 30, 2003 and 2002. The calculation also assumes conversion of the 7% convertible subordinated notes for the three and six months ended June 30, 2003. No conversion is assumed in periods for which the effect is anti-dilutive.

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period, which were not included in the computation of diluted earnings per share because they were anti-dilutive, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Shares under stock options not included in computation (shares in 000’s)	1,108	978	2,789	808
Exercise price range of shares not included in computation:
Low	$23.36	$24.06	$22.90	$23.84
High	$33.00	$33.00	$33.00	$33.00

3.    Reclassification of previously reported extraordinary losses

In accordance with SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections, which became effective as of January 1, 2003, losses from the extinguishment of debt previously classified as an extraordinary item of $29,358, net of tax, have been reclassified to refinancing charges of $48,930 before taxes for the three and six months ending June 30, 2002. The classification change had no impact on net earnings. As a result of this classification change, previously reported diluted net earnings per share for the three and six months ended June 30, 2002 of $0.13 and $0.54 have been restated to $0.10 and $0.52, respectively, for the convertible subordinated notes that are no longer considered dilutive to income after this classification change.

4.    Long-term debt

Long-term debt was comprised of the following:

	June 30, 2003	December 31, 2002
Term loan A	$135,211	$
Term loan B	839,375		841,825
Convertible subordinated notes, 7%, due 2009	345,000		345,000
Convertible subordinated notes, 5 5/8%, due 2006	125,000		125,000
Capital lease obligations	8,359		6,820
Acquisition obligations and other notes payable	4,056		585

	1,457,001		1,319,230
Less current portion	(47,314)		(7,978)

	$1,409,687		$1,311,252

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Scheduled maturities of long-term debt at June 30, 2003 were as follows:

2004	$47,314
2005	42,976
2006	170,136
2007	139,794
2008	405,988
Thereafter	650,793

On July 15, 2003, the Company completed a call for redemption of all of its outstanding $125,000 5 5/8% Convertible Subordinated Notes due 2006. Holders of the 5 5/8% Notes had the option to convert their notes into shares of DaVita common stock at a price of $25.62 per share or receive cash at 1.0169 times the principal amount of the 5 5/8% Notes, plus accrued interest. On July 15, 2003, the Company issued 4,868,352 shares of common stock from treasury stock for the conversion of $124,700 of the 5 5/8% Notes, and redeemed the balance of $300 for cash and accrued interest in the amount of $308.

On July 15, 2003, the Company entered into an amended and restated credit agreement in order to, among other things, lower the overall interest rate. The Company secured a replacement Term Loan B for $1,041,500. The new Term Loan B bears interest at LIBOR plus 2.5%, for an overall effective rate of 3.6%, as of July 15, 2003, with a provision under certain circumstances to further reduce the interest rate to LIBOR plus 2.25%. The aggregate annual principal payments for the new Term Loan B are approximately $11,000 in the first four years of the agreement, approximately $255,000 in the fifth year and approximately $741,000 in the sixth year, due no later than March 2009.

On July 16, 2003, the Company announced that it is calling for redemption $200,000 of its outstanding $345,000 7% Convertible Subordinated Notes due 2009 on August 15, 2003. Holders of the 7% Notes have the option to convert their notes into shares of DaVita common stock at a price of $32.81 per share or receive cash at 1.042 times the principal amount of the 7% Notes, plus accrued interest.

5.    Contingencies

The Company’s revenues may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; (4) retroactive applications or interpretations of governmental requirements; and (5) claims for refunds from private payors.

Laboratory payment dispute

The Company’s Florida laboratory is subject to a third-party carrier review of its Medicare reimbursement claims. The carrier has reviewed claims for services provided in six separate review periods, extending from January 1995 to May 2001. The carrier had made determinations that many of the claims submitted were not supported by the prescribing physicians’ medical justification. The carrier had also suspended all payments of Medicare claims to this laboratory from May 1998 to June 2002, and referred the matter to the Centers for Medicare and Medicaid Services, or CMS, and the Department of Justice, or DOJ. The Company has disputed each of the carrier’s determinations and has provided supporting documentation of its claims.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

In June 2002 an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations, totaling $20,600, for the first two review periods. The administrative law judge’s decision on the first two review periods does not apply to the remaining four review periods. The hearings before a carrier hearing officer for the third and fourth review periods were held in June 2003. The hearing officer has yet to reach a decision. A total of $27,700 in claims are in dispute for the third and fourth review periods. The Company has also filed a notice of appeal to the carrier for the fifth and sixth review periods, for which a total of $3,800 in claims are in dispute.

During 2000 the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge in 2002, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determinations with respect to the fifth and sixth review periods in December 2002, the carrier also paid the laboratory all amounts that it is not disputing for the third through sixth review periods. In the second half of 2002, the Company received a total of $68,778, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the quarter received. We do not expect to recognize any significant additional revenue relative to prior periods unless and until the dispute over the remaining disallowed claims is resolved in our favor. The Company will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that management believes the Company will ultimately recover upon final review and settlement of disputed billings.

In addition to processing prior period claims, the carrier also began processing billings for current period services on a timely basis. Based on these developments, the Company began recognizing estimated current period Medicare lab revenue in the third quarter of 2002.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services to determine what frequencies for tests and supporting documentation are appropriate. During the study, the carrier has suspended dialysis laboratory prepayment screens. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may yet implement as a result of its study or other developments. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and retraction if determined inappropriate.

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

6.    Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of June 30, 2003, the Company’s potential obligations under these put options totaled approximately $65,000 of which approximately $50,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $5,000 that could be called in the event of non-performance of the centers over the next five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to the concentration of profits generated from PPO and private and indemnity patients and from ancillary services including the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, the Company’s ability to maintain contracts with physician medical directors and legal compliance risks, such as those associated with the ongoing review of the Company’s Florida laboratory subsidiary by its Medicare carrier and the DOJ, and the ongoing review by the US Attorney’s Office and the OIG in Philadelphia. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments

Results of operations

	Quarter ended
	June 30, 2003		March 31, 2003		June 30, 2002
	(dollars in millions, except per treatment data)
Net operating revenues	$490	100%	$460	100%	$443	100%

Operating expenses and charges:
Dialysis centers and labs	336	69%	317	69%	300	68%
General and administrative	42	9%	37	8%	40	9%
Depreciation and amortization	18	4%	18	4%	16	4%
Provision for uncollectible accounts, net of recoveries	9	2%	8	2%	6	1%
Minority interest and equity income, net	2		1		2

Total operating expenses and charges	407	83%	381	83%	364	82%

Operating income	$83	17%	$79	17%	$79	18%

Dialysis treatments	1,580,000		1,503,000		1,487,000
Average dialysis treatments per treatment day	20,251		19,673		19,062
Average dialysis revenue per dialysis treatment	$301.52		$296.31		$290.52

Net operating revenue

The net operating revenues of $490 million for the second quarter of 2003 represented an increase of $47 million or approximately 11% compared with the second quarter of 2002. The increase in the number of dialysis treatments accounted for approximately 6% and approximately 4% was attributable to increases in the average reimbursement rate per dialysis treatment. The increase in 2003 also included approximately $5 million of Medicare laboratory revenue. No Medicare lab revenue had been recognized during the second quarter of 2002 due to the payment withholds by the third-party carrier, as discussed below. The increase in the number of treatments consisted of non-acquired annual growth of approximately 3.4% plus growth through acquisitions. We continue to expect the non-acquired growth rate to remain in the range of 3.0% to 5.0% throughout 2003. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $301.52 for the second quarter of 2003 as compared to $290.52 for the second quarter of 2002. The increase in average revenue per treatment was primarily due to improved pricing and payor contracting, payor mix, changes in intensity of physician-prescribed pharmaceuticals, and billing and collection improvements.

Compared to the first quarter of 2003, second quarter 2003 net operating revenues represented an increase of $30 million or 6.5%. The increase in the number of dialysis treatments accounted for 4.7% of the increase and an increase in the average reimbursement rate per dialysis treatment accounted for a 1.8% increase in the revenue. The increase in the number of treatments was attributable on average to 1.6 additional treatment days in the second quarter compared with the first quarter, as well as acquired and non-acquired treatment growth. The increase in the revenue per treatment was primarily attributable to the same factors as noted above.

Lab and other services

As discussed in Note 5 to the condensed consolidated interim financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 the carrier began releasing funds for lab services provided subsequent to May 2001. The carrier also paid us amounts it is not disputing for prior periods. During 2002, the carrier paid us a total of approximately $69 million, representing approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the quarter received. We do not expect to recognize any significant additional Medicare lab revenue relating to prior periods unless and until the dispute over the remaining disallowed claims are resolved in our favor.

Dialysis centers and lab expenses

Center operating expenses were approximately 69% of net operating revenues in the second quarter of 2003 and the first quarter of 2003 compared to 68% for the second quarter of 2002. On a per-treatment basis, center operating expenses increased approximately $2 from the first quarter of 2003 and approximately $12 from the second quarter of 2002. The increases in both periods were primarily attributable to higher labor, benefits, insurance, and pharmaceutical costs, and changes in the intensity of physician-prescribed pharmaceuticals.

General and administrative expenses

General and administrative expenses were approximately 9% of net operating revenues for the second quarter of 2003 and 2002, compared to 8% in the first quarter of 2003. In absolute dollars, general and administrative expenses for the second quarter of 2003 increased by approximately $6 million or 16% from the first quarter of 2003 and were approximately the same as compared to the second quarter of 2002. The increase in dollar amounts from the first quarter of 2003 was primarily due to higher labor and insurance costs, increases in professional fees for compliance initiatives and acquisition due diligence, as well as the timing of expenditures.

Provision for uncollectible accounts receivable

The provisions for uncollectible accounts receivable before considering cash recoveries were approximately 1.8% of current period net operating revenues for all periods presented. During the second quarter of 2002 we realized recoveries of approximately $2 million, which were netted against the normal provision for uncollectible accounts.

Debt expense

Debt expense of $19.5 million for the second quarter of 2003 was $2.4 million higher than the second quarter of 2002 as a result of higher debt balances, primarily associated with our recapitalization during the second quarter of 2002, offset by lower interest rates. The average effective interest rate for the second quarter of 2003 was 5.1% compared to 6.4% for the second quarter of 2002.

Projections for 2003

Operating income for the full year 2003 is currently projected to be in the range of $315 million to $330 million, and operating income for 2004 is currently projected to be relatively flat compared with 2003. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to private and government reimbursement rates, the concentration of profits generated from non-governmental payors and physician-prescribed pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, and the ongoing review by the United States Attorney’s Office and the OIG. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Reclassification of previously reported extraordinary losses

In accordance with SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections, which became effective as of January 1, 2003, losses from the extinguishment of debt previously classified as an extraordinary item of $29.4 million, net of tax, have been reclassified to refinancing charges of $49 million before taxes for the three and six months ending June 30, 2002. The classification change had no impact on net earnings. As a result of this classification change, previously reported diluted net earnings per share for the three and six months ended June 30, 2002 of $0.13 and $0.54 have been restated to $0.10 and $0.52, respectively, for the convertible subordinated notes that are no longer considered dilutive to income after this classification change.

Liquidity and capital resources

Cash flow from operations during the second quarter of 2003 amounted to $79 million. Investing cash outflows consisted principally of capital asset additions of $20 million, which included approximately $10 million for center development and approximately $10 million for equipment and information technology projects, and approximately $46 million in acquisitions.

Cash flow from operations during the first six months of 2003 amounted to $159 million. Investing cash outflows consisted principally of capital asset additions of $42 million, which included approximately $22 million for center development and approximately $20 million for equipment and information technology projects, and approximately $47 million in acquisitions.

On July 15, 2003, the Company completed a call for redemption of all of its outstanding $125 million 5 5/8% Convertible Subordinated Notes due 2006. Holders of the 5 5/8% Notes had the option to convert their notes into shares of DaVita common stock at a price of $25.62 per share or receive cash at 1.0169 times the principal amount of the 5 5/8% Notes, plus accrued interest. On July 15, 2003, the Company issued 4,868,352 shares of common stock from treasury stock for the conversion of $124.7 million of the 5 5/8% Notes, and redeemed the balance of $300,000 for cash and accrued interest, in the amount of $308,000.

On July 15, 2003, the Company entered into an amended and restated credit agreement in order to, among other things, lower the overall interest rate. The Company secured a replacement Term Loan B for $1,041.5 million. The new Term Loan B bears interest at LIBOR plus 2.5%, for an overall effective rate of 3.6%, as of July 15, 2003, with a provision under certain circumstances to further reduce the interest rate to LIBOR plus 2.25%. The aggregate annual principal payments for the new Term Loan B are approximately $11 million in the first four years of the agreement, approximately $255 million in the fifth year and approximately $741 million in the sixth year, due no later than March 2009.

On July 16, 2003, the Company announced that it is calling for redemption $200 million of its outstanding $345 million 7% Convertible Subordinated Notes due 2009 on August 15, 2003. Holders of the 7% Notes have the option to convert their notes into shares of DaVita common stock at a price of $32.81 per share or receive cash at 1.042 times the principal amount of the 7% Notes, plus accrued interest.

Accounts receivable at June 30, 2003 amounted to $346 million, unchanged from the first quarter of 2003. The second quarter accounts receivable balance represented 66 days of revenue, compared to 69 days as of March 31, 2003.

Our current plans continue to call for capital expenditures to be at a level consistent with 2002, including investment expenditures for information technology projects and for new dialysis centers, relocations and expansions other than acquisitions. During the second quarter of 2003, we acquired a total of 11 centers and opened 8 new centers.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of June 30, 2003, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Fair Value	Average Interest Rate
	2003	2004	2005	2006	2007	2008
	(dollars in millions)
Long-term debt:
Fixed rate				$125			$345	$470	$504	6.63%
Variable rate	$26	$43	$43	$49	$318	$404	$104	$987	$987	4.23%

Item 4.	Controls and Procedures.

Management maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgements are still inherent in the process of maintaining effective controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-Q.

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

There has not been any change in the Company’s internal control over financial reporting during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If the average rates that private payors pay us decline, then our revenues, cash flows and earnings would be substantially reduced.

Approximately 45% of our dialysis revenues are generated from patients who have private payors as the primary payor. The majority of these patients have insurance policies that reimburse us at rates materially higher than Medicare rates. We believe that pressure from private payors to decrease the rates they pay us may increase. If the average rates that private payors pay us decline significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

If the number of patients with higher paying commercial insurance declines, then our revenues, cash flows and earnings would be substantially reduced.

Our revenue levels are sensitive to the percentage of our reimbursements from higher paying commercial plans. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. If there is a significant change in the number of patients under higher paying commercial plans relative to plans that pay at lower rates, for example a reduction in the average number of patients under indemnity and PPO plans compared with the average number of patients under HMO plans and government programs, it would negatively impact our revenues, cash flows and earnings.

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

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net earnings and cash flows.

Approximately 49% of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates.

Unlike most other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. Since then there has been no increase in the composite rate. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur with or without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net earnings and cash flows would be adversely affected.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our operating earnings and cash flows.

CMS is studying changes to the ESRD program, including whether the Medicare composite rate for dialysis should be modified to include additional services that are now separately billable, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate. If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO is approximately 27% of our total Medicare revenue. If EPO were included in the composite rate, and if the rate were not increased sufficiently, our operating earnings and cash flow could decrease substantially.

Reimbursement for many of the outpatient prescription drugs that we administer now to dialysis patients has historically been at the rate of 95% of the average wholesale price, or AWP, of the drugs. AWP-based reimbursement has been under scrutiny by CMS and Congress. In January 2003, CMS implemented a new payment structure utilizing a single drug pricer for all drugs that Medicare reimburses, including many we administer. Based on the initial prices CMS has set, we do not expect our reimbursement under this single drug pricer in 2003 to differ materially from what it would have been under the AWP-based reimbursement structure. We expect, however, that CMS will change the prices set under this single drug pricer in the future or that CMS or Congress will make other changes to the payment structure for these drugs. CMS and others have also previously proposed decreasing the Medicare reimbursement rate for EPO, which is a fixed rate that is not AWP-based. Reductions in current reimbursement rates for EPO or other outpatient prescription drugs would also reduce our net earnings and cash flows.

Future declines in Medicaid reimbursement rates would reduce our net earnings and cash flows.

Approximately 5% of our dialysis revenues are generated from patients who have Medicaid as their primary coverage. In addition approximately 3% of our dialysis revenues are from Medicaid secondary coverage. Approximately 45% of our Medicaid revenue is derived from patients in California. If state governments change Medicaid programs or the rates paid by those programs for our services, then our revenue and earnings may decline. Some of the states’ Medicaid programs have reduced rates for dialysis services, and others have proposed such reductions or other changes to eligibility for Medicaid coverage. Any actions to limit Medicaid coverage or further reduce reimbursement rates for dialysis and related services would adversely affect our revenue and earnings.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenue and earnings would decline.

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. Additionally, both current and former medical directors have no obligation to refer their patients to our centers.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of July 1, 2003, there were 15 centers at which the medical director agreements required renewal on or before June 30, 2004.

We also may take actions to restructure existing relationships or take positions in negotiating extensions of relationships in order to assure compliance with the safe harbor provisions of the anti-kickback statute and other similar laws. These actions could negatively impact physicians’ decisions to extend their medical director agreements with us or to refer their patients to us. In addition, if the terms of an existing agreement were found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement, or force the physician to stop referring patients to the centers.

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

Adverse developments with respect to EPO could materially reduce our net earnings and cash flows and affect our ability to care for our patients.

Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Also, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen has developed a new product, Aranesp®, that may replace EPO or reduce its use with dialysis patients. We cannot predict if or when Aranesp® will be introduced to the U.S. dialysis market, what its cost and reimbursement structure will be, or how it may impact our revenues from EPO. Increases in the cost of EPO and the introduction of Aranesp® could have a material adverse effect on our net earnings and cash flows.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, and federal and state laws regarding the collection, use and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. In addition, the frequency and intensity of Medicare certification surveys and inspections of dialysis centers have increased markedly since 2000.

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

Due to regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations account for approximately 7% of our dialysis revenues. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences, including:

•	Mandated practice changes that significantly increase operating expenses;

•	Suspension of payments from government reimbursement programs;

•	Refunds of amounts received in violation of law or applicable reimbursement program requirements;

•	Loss of required government certifications or exclusion from government reimbursement programs;

•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate, including the loss of revenues from operations in New York and New Jersey conducted by privately-owned companies as described above;

•	Fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and patient privacy law violations; and

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws.

Our rollout of new information technology systems will significantly disrupt our billing and collection activity, may not work as planned and could have a negative impact on our results of operations and financial condition.

We will be continuing the rollout of new information technology systems and new processes in our billing offices over the next nine months. It is likely that this rollout will disrupt our billing and collection activity and may cause other disruptions to our business operations, which may negatively impact our cash flows. Also, the new information systems may not work as planned or improve our billing and collection processes as expected. If they do not, we may have to spend substantial amounts to enhance or replace these systems.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on June 30, 2003, these cash bonuses would total approximately $60 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

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

In connection with redemption of all of our $125 million 5 5/8% Convertible Subordinated Notes due 2006, on July 15, 2003, the Company issued 4,868,352 shares of DaVita common stock for the conversion of $124.7 million of the Notes, and redeemed the balance of $300,000 for cash, and accrued interest. Accordingly, none of the Notes remain outstanding.

On July 15, 2003, the Company entered into an amended and restated credit agreement in order to, among other things, lower the overall interest rate. The Company secured a replacement Term Loan B for $1,041.5 million and prepaid in full all outstanding amounts under the existing Term Loan B, totaling $839 million.

On July 16, 2003, the Company announced that it is calling for redemption $200 million of its outstanding $345 million 7% Convertible Subordinated Notes due 2009.

Item 3 is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 21, 2003.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors were elected at the meeting with the number of votes cast for each director or withheld from each director set forth after the director’s respective name.

Name	Votes for Director	Authority Withheld
Nancy-Ann DeParle	50,140,497	5,885,603
Richard B. Fontaine	52,127,044	3,899,056
Peter T. Grauer	51,550,121	4,475,979
C. Raymond Larkin, Jr.	52,124,737	3,901,363
John M. Nehra	50,907,862	5,118,238
William L. Roper	52,873,270	3,152,830
Kent J. Thiry	52,588,001	3,438,099

Proposal 2 submitted to our stockholders at the meeting was to amend our 2002 Equity Compensation Plan. The votes were cast as follows:

For	Against	Abstain
51,857,722	3,951,098	217,280

Item 5 is not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

10.1

Amended and Restated Credit Agreement, dated July 15, 2003, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Joint Book Manager, Administrative Agent and Syndication Agent, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent.✓

10.2	Guarantee Supplement, dated July 15, 2003, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Amended and Restated Credit Agreement.✓

10.3	2002 Equity Compensation Plan.(1)*

10.4	Employment Agreement dated as of May 1, 2003, by and between DaVita Inc. and Patrick A. Broderick.✓*

12.1	Ratio of earnings to fixed charges.✓

31.1	Certification of the Chief Executive Officer, dated August 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated August 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated August 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated August 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

(1)	Filed on April 21, 2003 as an exhibit to the Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

(b) Reports on Form 8-K

Current report on Form 8-K dated May 5, 2003, furnished under Item 9, “Regulation FD Disclosure”, but furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”, pursuant to interim guidance issued by the SEC in Release Nos. 33-8216 and 34-47583. A copy of the press release announcing the Company’s financial results for the quarter ended March 31, 2003 was attached to the Form 8-K as Exhibit 99.1.

Current report on Form 8-K dated June 19, 2003, furnished under Item 5, “Other Events and Regulation FD Disclosure”, announcing that the Company’s wholly-owned subsidiary, Renal Treatment Centers, Inc. (“RTC”), issued a notice of redemption with respect to all of its outstanding 5 5/8% Convertible Subordinated Notes due 2006. A copy of the press release announcing the redemption of the notes by RTC was attached to the Form 8-K as Exhibit 99.1.

Current report on Form 8-K dated July 15, 2003, and filed on July 17, 2003, announcing the following: (i) the closing of the redemption by RTC of all of its outstanding 5 5/8% Convertible Subordinated Notes due 2006, (ii) the refinancing of the Company’s senior credit facility, and (iii) a call for redemption of $200,000,000 of the Company’s outstanding $345,000,000 7% Convertible Subordinated Notes due 2009. Copies of the press releases announcing these events were attached to the Form 8-K as Exhibits 99.1, 99.2 and 99.3, respectively.

Current report on Form 8-K dated August 1, 2003, furnished under Item 9, “Regulation FD Disclosure” and Item 12, “Disclosure of Results of Operations and Financial Condition”, announcing the Company’s financial results for the quarter ended June 30, 2003. A copy of the press release announcing the Company’s financial results for the quarter ended June 30, 2003 was attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: August 5, 2003

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Amended and Restated Credit Agreement, dated July 15, 2003, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Joint Book Manager, Administrative Agent and Syndication Agent, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent.✓

10.2	Guarantee Supplement, dated July 15, 2003, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Amended and Restated Credit Agreement.✓

10.3	2002 Equity Compensation Plan.(1)*

10.4	Employment Agreement dated as of May 1, 2003, by and between DaVita Inc. and Patrick A. Broderick.✓*

12.1	Ratio of earnings to fixed charges.✓

31.1	Certification of the Chief Executive Officer, dated August 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated August 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated August 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated August 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

(1)	Filed on April 21, 2003 as an exhibit to the Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.