Form 10-Q
period 2003-09-30
DAVITA INC
filed 2003-11-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

September 30, 2003

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-4034

DAVITA INC.

601 Hawaii Street

El Segundo, California 90245

Telephone number (310) 536-2400

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

As of October 31, 2003, there were approximately 63.7 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$272,109	$96,475
Accounts receivable, less allowance of $50,636 and $48,927	356,542	344,292
Inventories	25,743	34,929
Other current assets	33,117	28,667
Deferred income taxes	53,065	40,163

Total current assets	740,576	544,526
Property and equipment, net	321,368	298,475
Amortizable intangibles, net	52,978	63,159
Investments in third-party dialysis businesses	3,064	3,227
Other long-term assets	11,561	1,520
Goodwill	908,318	864,786

	$2,037,865	$1,775,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$71,166	$77,890
Other liabilities	127,384	101,389
Accrued compensation and benefits	108,076	95,435
Current portion of long-term debt	50,224	7,978
Income taxes payable	23,221	9,909

Total current liabilities	380,071	292,601
Long-term debt	1,272,648	1,311,252
Other long-term liabilities	14,483	9,417
Deferred income taxes	91,103	65,930
Minority interests	28,872	26,229
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 89,871,303 and 88,874,896 shares issued)	90	89
Additional paid-in capital	544,719	519,369
Retained earnings	326,330	213,337
Treasury stock, at cost (25,628,140 and 28,216,177 shares)	(620,451)	(662,531)

Total shareholders’ equity	250,688	70,264

	$2,037,865	$1,775,693

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net operating revenues	$513,282	$481,194	$1,462,972	$1,351,536
Operating expenses and charges:
Dialysis centers and labs	347,895	308,438	1,000,591	900,624
General and administrative	39,920	37,048	119,290	112,735
Depreciation and amortization	19,336	16,267	54,702	47,770
Provision for uncollectible accounts	9,214	8,117	26,231	19,254
Minority interests and equity income, net	1,706	1,405	4,813	5,704

Total operating expenses and charges	418,071	371,275	1,205,627	1,086,087

Operating income	95,211	109,919	257,345	265,449

Debt expense	16,111	19,967	55,062	52,178
Refinancing charges	17,240		17,240	48,930
Other income	1,050	618	2,725	3,505

Income before income taxes	62,910	90,570	187,768	167,846
Income tax expense	24,850	36,400	74,775	69,328

Net earnings	$38,060	$54,170	$112,993	$98,518

Comprehensive income	$38,060	$54,170	$112,993	$98,518

Earnings per share:
Basic	$0.58	$0.84	$1.81	$1.30

Diluted	$0.54	$0.72	$1.61	$1.20

Weighted average shares for earnings per share:
Basic	65,102,965	64,128,489	62,442,042	75,556,960

Diluted	76,499,362	82,422,930	78,154,106	94,301,824

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$112,993	$98,518
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	54,702	47,770
Loss (gain) on divestitures	929	(2,610)
Deferred income taxes	12,271	22,574
Non-cash debt expense	2,636	2,375
Stock options, principally tax benefits	10,240	18,035
Equity investment income	(1,331)	(1,465)
Minority interests in income of consolidated subsidiaries	6,144	7,171
Refinancing charges	17,240	48,930
Distributions to minority interests	(5,560)	(6,572)
Changes in operating assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(9,978)	(13,362)
Inventories	9,974	12,506
Other current assets	(4,189)	(7,726)
Other long-term assets	3,902	216
Accounts payable	(7,950)	9,787
Accrued compensation and benefits	12,959	10,531
Other current liabilities	25,832	7,181
Income taxes	13,312	18,743
Other long-term liabilities	4,946	3,075

Net cash provided by operating activities	259,072	275,677

Cash flows from investing activities:
Additions of property and equipment, net	(64,031)	(66,999)
Acquisitions and divestitures, net	(66,922)	(11,979)
Investments in affiliates, net	3,516	3,488
Intangible assets	(540)	(142)

Net cash used in investing activities	(127,977)	(75,632)

Cash flows from financing activities:
Borrowings	3,423,511	1,928,326
Payments on long-term debt	(3,299,064)	(1,426,537)
Debt redemption premium	(8,405)	(40,910)
Deferred financing costs	(3,445)	(10,794)
Purchase of treasury stock	(83,037)	(597,171)
Proceeds from issuance of common stock	14,979	25,691

Net cash provided by (used in) financing activities	44,539	(121,395)

Net increase in cash	175,634	78,650
Cash and cash equivalents at beginning of period	96,475	36,711

Cash and cash equivalents at end of period	$272,109	$115,361

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.    Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s 2002 Form 10-K. Financial statement presentations and classifications have been conformed for all periods presented.

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below:

Pro forma - As if all stock options were expensed	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings:
As reported	$38,060	$54,170	$112,993	$98,518
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	317	211	752	504
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,388)	(2,255)	(6,930)	(8,098)

Pro forma net earnings	35,989	52,126	106,815	90,924

Pro forma basic earnings per share:
Pro forma net earnings for basic earnings per share calculation	35,989	52,126	106,815	90,924

Weighted average shares outstanding	65,040	64,085	62,379	75,514
Vested restricted stock units	63	43	63	43

Weighted average shares for basic earnings per share calculation	65,103	64,128	62,442	75,557

Basic net earnings per share—pro forma	$0.55	$0.81	$1.71	$1.20

Basic net earnings per share—as reported	$0.58	$0.84	$1.81	$1.30

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Pro forma diluted earnings per share:
Pro forma net earnings	$35,989	$52,126	$106,815	$90,924
Debt expense savings, net of tax, from assumed conversion of convertible debt	2,910	4,915	12,741	14,746

Pro forma net earnings for diluted earnings per share calculation	38,899	57,041	119,556	105,670

Weighted average shares outstanding	65,040	64,085	62,379	75,514
Vested restricted stock units	63	43	63	43
Assumed incremental shares from stock plans	4,095	3,706	3,528	4,610
Assumed incremental shares from convertible debt	8,280	15,394	13,023	15,394

Weighted average shares for diluted earnings per share calculation	77,478	83,228	78,993	95,561

Diluted net earnings per share—pro forma	$0.50	$0.69	$1.51	$1.11

Diluted net earnings per share—as reported	$0.54	$0.72	$1.61	$1.20

2.    Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic:
Net earnings	$38,060	$54,170	$112,993	$98,518

Weighted average shares outstanding during the period	65,040	64,085	62,379	75,514
Vested restricted stock units	63	43	63	43

Weighted average shares for basic earnings per share calculations	65,103	64,128	62,442	75,557

Basic earnings per share	$0.58	$0.84	$1.81	$1.30

Diluted:
Net earnings	$38,060	$54,170	$112,993	$98,518
Debt expense savings, net of tax, from assumed conversion of convertible debt	2,910	4,915	12,741	14,746

Net earnings for diluted earnings per share calculations	$40,970	$59,085	$125,734	$113,264

Weighted average shares outstanding during the period	65,040	64,085	62,379	75,514
Vested restricted stock units	63	43	63	43
Assumed incremental shares from stock plans	3,116	2,901	2,689	3,351
Assumed incremental shares from convertible debt	8,280	15,394	13,023	15,394

Weighted average shares for diluted earnings per share calculations	76,499	82,423	78,154	94,302

Diluted earnings per share	$0.54	$0.72	$1.61	$1.20

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes for the pro rata period such notes were outstanding during the three and nine months ended September 30, 2003 and 2002.

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period, which were not included in the computation of diluted earnings per share because they were anti-dilutive, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Shares under stock options not included in computation (shares in 000’s)	158	2,808	320	862
Exercise price range of shares not included in computation:
Low	$29.41	$22.32	$25.12	$23.32
High	$33.00	$33.00	$33.00	$33.00

3.    Reclassification of previously reported extraordinary losses

In accordance with SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections, which became effective as of January 1, 2003, losses from the extinguishment of debt previously classified as an extraordinary item of $29,358, net of tax, have been reclassified to refinancing charges of $48,930 before taxes for the nine months ending September 30, 2002. The classification change had no impact on net earnings.

4.    Long-term debt

Long-term debt was comprised of the following:

	September 30, 2003	December 31, 2002
Term loan A	$126,760
Term loan B	1,038,695	$841,825
Convertible subordinated notes, 7%, due 2009	145,000	345,000
Convertible subordinated notes, 5 5/8%, due 2006		125,000
Capital lease obligations	8,217	6,820
Acquisition obligations and other notes payable	4,200	585

	1,322,872	1,319,230
Less current portion	(50,224)	(7,978)

	$1,272,648	$1,311,252

Scheduled maturities of long-term debt at September 30, 2003 were as follows:

2004	$50,224
2005	45,695
2006	50,037
2007	34,845
2008	500,140
Thereafter	641,931

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

In July 2003, the Company completed a call for redemption of all of its outstanding $125,000 5 5/8% Convertible Subordinated Notes due 2006. Holders of the 5 5/8% Notes had the option to convert their notes into shares of DaVita common stock at a price of $25.62 per share or receive cash at 1.0169 times the principal amount of the 5 5/8% Notes, plus accrued interest. In July 2003, the Company issued 4,868,352 shares of common stock from treasury stock for the conversion of $124,700 of the 5 5/8% Notes, and redeemed the balance of $300 for cash and accrued interest in the amount of $308.

In July 2003, the Company also entered into an amended credit agreement in order to, among other things, lower the overall interest rate. The Company also acquired an additional $200,000 of borrowings under the replacement Term Loan B, which amounted to $1,041,500. The new Term Loan B bears interest at LIBOR plus 2.5%, for an overall effective rate of 3.64%, as of September 30, 2003, with a provision under certain circumstances to further reduce the interest rate to LIBOR plus 2.25%. The aggregate annual principal payments for the new Term Loan B are approximately $11,000 in the first four years of the agreement, approximately $255,000 in the fifth year and approximately $741,000 in the sixth year, due no later than March 2009.

In August 2003, the Company completed a call for redemption of $200,000 of its outstanding $345,000 7% Convertible Subordinated Notes due 2009. Holders of the 7% Notes had the option to convert their notes into shares of DaVita common stock at a price of $32.81 per share or receive cash at 1.042 times the principal amount of the 7% Notes, plus accrued interest. All $200,000 of the Notes were redeemed for cash plus accrued interest.

Refinancing charges for the three months ended September 30, 2003 associated with the above transactions totaled $17,200, representing the consideration paid to redeem the Notes in excess of book value, and the write-off of related deferred financing costs and other financing fees.

On October 14, 2003, the Company completed a call for redemption of the remaining $145,000 of its 7% Convertible Subordinated Notes due 2009. The 7% Notes were redeemed for approximately $154,600 in cash, including accrued interest, and 16,030 shares of treasury stock.

5.    Equity transactions

From July 1 to September 9, 2003, the Company repurchased 1,790,692 shares of its common stock for approximately $52,800, pursuant to a previous Board authorization. On September 9, 2003, the Company’s Board of Directors authorized the purchase of an additional $200,000 of its common stock in the open market or in privately negotiated transactions. As of September 30, 2003, the Company had repurchased an additional 945,808 shares of its common stock for approximately $30,200 under this authorization. For the three months ended September 30, 2003, total stock repurchases amounted to $83,037 for 2,736,500 shares, or an average of $30.34 per share.

6.    Significant new accounting standard

SFAS No. 150 Accounting for certain financial instruments with characteristics of both liabilities and equity was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires certain mandatorily redeemable instruments such as the liability for other owners’ interests in limited-life entities to be measured based upon the fair values of the limited-life entities assets, with changes in the liability reported as interest costs.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

At the October 29, 2003 FASB Board meeting, the Board decided to defer indefinitely the effective date of Statement 150 related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s consolidated partnerships include interests in limited-life companies for which third-party interests are reflected in “minority interests” in the financial statements. At this time the provisions of Statement 150 are not expected to have a material impact on the Company’s financial statements.

7.    Contingencies

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

In June 2002 an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations, totaling $20,600, for the first two review periods. The administrative law judge’s decision on the first two review periods does not apply to the remaining four review periods. The hearings before a carrier hearing officer for the third and fourth review periods were held in June 2003. The hearing officer has rendered a decision on the third review period. The Company has requested clarification of the hearing officer’s decision and the carrier is in the process of recalculating the overpayment based on the hearing officer’s decision. The hearing officer has yet to reach a decision for the fourth review period. A total of $27,700 in claims are in dispute for the third and fourth review periods. The Company has also filed a notice of appeal to the carrier for the fifth and sixth review periods, for which a total of $3,800 in claims are in dispute.

During 2000 the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge in 2002, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determinations with respect to the fifth and sixth review periods in December 2002, the carrier also paid the laboratory all amounts that it is not disputing for the third through sixth review periods. In the second half of 2002, the Company

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

received a total of $68,778, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the quarter received. Approximately $27,200 of these collections were recognized as revenue during the third quarter of 2002. We do not expect to recognize any significant additional revenue relative to prior periods unless and until the dispute over the remaining disallowed claims is resolved in our favor. The Company will continue to recognize Medicare lab revenue associated with prior periods as cash collections actually occur, to the extent that cumulative recoveries do not exceed the aggregate amount that management believes the Company will ultimately recover upon final review and settlement of disputed billings.

In addition to processing prior period claims, the carrier also began processing billings for current period services on a timely basis. Based on these developments, the Company began recognizing estimated current period Medicare lab revenue in the third quarter of 2002. For the three and nine months ended September 30, 2003, the Company recognized current Medicare laboratory revenue of approximately $7,000 and $19,000, respectively.

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

8.	Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of September 30, 2003, the Company’s potential obligations under these put options totaled approximately $70,000 of which approximately $55,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $5,000 that could be called in the event of non-performance of the centers over the next five years.

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

Results of operations

	Quarter ended
	September 30, 2003		June 30, 2003		September 30, 2002
	(dollars in millions, except per treatment data)
Net operating revenues:
Current period services	$513	100%	$490	100%	$454	100%
Prior period services—laboratory					27

Operating expenses and charges:
Dialysis centers and labs	348	68%	336	69%	308	68%
General and administrative	40	8%	42	9%	37	8%
Depreciation and amortization	19	4%	18	4%	16	4%
Provision for uncollectible accounts, net of recoveries	9	2%	9	2%	8	2%
Minority interest and equity income, net	2		2		2

Total operating expenses and charges	418	82%	407	83%	371	82%

Operating income	$95	19%	$83	17%	$110

Operating income excluding recoveries for prior period lab services					$83	18%

Dialysis treatments	1,625,058		1,579,580		1,516,840
Average dialysis treatments per treatment day	20,570		20,251		19,201
Average dialysis revenue per dialysis treatment	$306.20		$301.52		$290.92

Net operating revenue

The net operating revenues of $513 million for the third quarter of 2003 represented an increase of $59 million or approximately 13% compared with the third quarter of 2002, excluding the prior period lab recoveries of $27 million in 2002. The increase in the number of dialysis treatments accounted for approximately 7% of this revenue increase and approximately 5% was attributable to increases in the average reimbursement rate per dialysis treatment. The balance of the increase in net operating revenue was due to additional lab and other revenue. The increase in the number of treatments consisted of non-acquired annual growth of approximately 3.8% plus growth through acquisitions. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $306.20 for the third quarter of 2003 compared with $290.92 for the third quarter of 2002. The increase in average revenue per treatment was primarily due to commercial pricing and payor mix, physician-prescribed pharmaceuticals, and billing and collection improvements.

Compared to the second quarter of 2003, third quarter 2003 net operating revenues represented an increase of approximately $23 million, or approximately 5%. The increase in the number of dialysis treatments accounted for approximately 3% of the revenue increase, and the higher average reimbursement rate per dialysis treatment accounted for approximately 2% of the increase. The higher number of treatments was attributable to an additional treatment day in the third quarter compared with the second quarter, as well as acquired and non-acquired treatment growth. The increase in the revenue per treatment was primarily attributable to physician-prescribed pharmaceuticals, commercial pricing and payor mix, and billing and collection improvements.

Lab and other services

As discussed in Note 7 to the condensed consolidated interim financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 the carrier began releasing funds for lab services provided subsequent to May 2001. The carrier also paid us amounts it is not disputing for prior periods. During 2002, the carrier paid us a total of approximately $69 million, representing approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. These cash collections were recognized as revenue in the quarter received. Approximately $27 million of these collections were recognized as revenue in the third quarter of 2002. We do not expect to recognize any significant additional Medicare lab revenue relating to prior periods unless and until the disputes over the remaining disallowed claims are resolved in our favor. For the three and nine months ended September 30, 2003, we recognized current Medicare laboratory revenue of approximately $7 million and $19 million respectively.

Dialysis centers and lab expenses

Center operating expenses were approximately 68% of net operating revenues in the third quarter of 2003 and 2002, compared to 69% for the second quarter of 2003. On a per-treatment basis, center operating expenses were approximately the same as the second quarter of 2003, and increased approximately $11 from the third quarter of 2002. The increase in the third quarter of 2003 compared to the third quarter of 2002 was primarily attributable to higher insurance, labor and pharmaceutical costs, as well as changes in the intensity of physician-prescribed pharmaceuticals.

General and administrative expenses

General and administrative expenses were approximately 8% of net operating revenues for the third quarter of 2003 and 2002, compared to approximately 9% in the second quarter of 2003. In absolute dollars, general and administrative expenses for the third quarter of 2003 decreased by approximately $2.7 million or 6% from the second quarter of 2003 and were approximately $2.9 million or 8% higher as compared to the third quarter of 2002. The decrease in absolute dollars from the second quarter of 2003 was primarily due to timing of expenditures as well as reductions in legal and other professional fees. The increase in the third quarter of 2003 compared to the third quarter of 2002 was primarily attributable to higher labor and benefit costs.

Provision for uncollectible accounts receivable

The provisions for uncollectible accounts receivable were approximately 1.8% of current period net operating revenues for all periods presented.

Debt expense

Debt expense of $16.1 million for the third quarter of 2003 was $3.9 million lower than the third quarter of 2002 and was approximately $3.4 million lower than the second quarter of 2003. The decrease in the third quarter of 2003 compared to both previous periods was primarily due to the lower average interest rates. The average effective interest rate for the third quarter of 2003 was 4.3% compared to 5.9% for the third quarter of 2002, and 5.1% for the second quarter of 2003.

Outlook

We expect that fourth quarter operating income will be comparable to the third quarter. For 2004 we are currently targeting operating income to be between $360 and $385 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to private and government reimbursement rates, the concentration of profits generated from non-governmental payors and physician-prescribed pharmaceuticals, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, and the ongoing review by the United States Attorney’s Office and the OIG. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Reclassification of previously reported extraordinary losses

In accordance with SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections, which became effective as of January 1, 2003, losses from the extinguishment of debt previously classified as an extraordinary item of $29.4 million, net of tax, have been reclassified to refinancing charges of $49 million before taxes for the nine months ending September 30, 2002. The classification change had no impact on net earnings.

Significant new accounting standard

SFAS No. 150 Accounting for certain financial instruments with characteristics of both liabilities and equity was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires certain mandatorily redeemable instruments such as the liability for other owners’ interests in limited-life entities to be measured based upon the fair values of the limited-life entities assets, with changes in the liability reported as interest costs. At the October 29, 2003 FASB Board meeting, the Board decided to defer indefinitely the effective date of Statement 150 related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our consolidated partnerships include interests in limited-life companies for which third-party interests are reflected in “minority interests” in the financial statements. At this time the provisions of Statement 150 are not expected to have a material impact on our financial statements.

Liquidity and capital resources

Cash flow from operations during the third quarter of 2003 amounted to $100 million. Investing cash outflows consisted principally of capital asset additions of $22 million, including $13 million for new center development and $9 million for equipment and information technology projects, and $21 million in acquisitions.

Cash flow from operations during the first nine months of 2003 amounted to $259 million. Investing cash outflows consisted principally of capital asset additions of $64 million, including $35 million for new center development and $29 million for equipment and information technology projects, and $67 million in acquisitions.

In July 2003, we completed a call for redemption of all of our outstanding $125 million 5 5/8% Convertible Subordinated Notes due 2006. Holders of the 5 5/8% Notes had the option to convert their notes into shares of DaVita common stock at a price of $25.62 per share or receive cash at 1.0169 times the principal amount of the 5 5/8% Notes, plus accrued interest. In July 2003, we issued 4,868,352 shares of common stock from treasury stock for the conversion of $124.7 million of the 5 5/8% Notes, and redeemed the balance of $300,000 for cash and accrued interest, in the amount of $308,000.

In July 2003, we also entered into an amended credit agreement in order to, among other things, lower the overall interest rate. We also acquired an additional $200 million of borrowings under the replacement Term Loan B, which amounted to $1,042 billion. The new Term Loan B bears interest at LIBOR plus 2.5%, for an overall effective rate of 3.64%, as of September 30, 2003, with a provision under certain circumstances to further reduce the interest rate to LIBOR plus 2.25%. The aggregate annual principal payments for the new Term Loan B are approximately $11 million in the first four years of the agreement, approximately $255 million in the fifth year and approximately $741 million in the sixth year, due no later than March 2009.

In August 2003, we completed a call for redemption of $200 million of our outstanding $345 million 7% Convertible Subordinated Notes due 2009. Holders of the 7% Notes had the option to convert their notes into shares of DaVita common stock at a price of $32.81 per share or receive cash at 1.042 times the principal amount of the 7% Notes, plus accrued interest. All $200 million of the Notes were redeemed for $208.4 million in cash plus accrued interest.

On October 14, 2003, we completed a call for redemption of the remaining $145 million of our 7% Convertible Subordinated Notes due 2009. The 7% Notes were redeemed for $154.6 million in cash, including accrued interest, and 16,030 shares of treasury stock.

From July 1 to September 9, 2003, we repurchased 1,790,692 shares of our common stock for approximately $52.8 million, pursuant to a previous Board authorization. On September 9, 2003, our Board of Directors authorized the purchase of an additional $200 million of our common stock in the open market or in privately negotiated transactions. As of September 30, 2003, we had repurchased an additional 945,808 shares of our common stock for approximately $30.2 million under this authorization. For the three months ended September 30, 2003, the total stock repurchases amounted to approximately $83 million for 2,736,500 shares, or an average of $30.34 per share. During October 2003, an additional 705,400 shares at a cost of $24.1 million were repurchased.

Accounts receivable at September 30, 2003 amounted to $357 million, an increase of approximately $10 million from the second quarter of 2003. The third quarter accounts receivable balance represented 65 days of revenue, compared to 66 days as of June 30, 2003.

Our current plans continue to call for 2003 capital expenditures to be at a level consistent with 2002, including investment expenditures for information technology projects and for new dialysis centers, relocations and expansions other than acquisitions. During the third quarter of 2003, we opened 7 new centers and acquired a total of 3 centers. For the nine months ended September 30, 2003, we opened 22 new centers and acquired a total of 16 dialysis centers, including controlling ownership interests in two centers in which we previously had minority ownership.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of September 30, 2003, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Fair Value	Average Interest Rate
	2003	2004	2005	2006	2007	2008
	(dollars in millions)
Long-term debt:
Fixed rate							$145	$145	$151	7.00%
Variable rate	$16	$46	$46	$52	$24	$744	$250	$1,178	$1,178	3.67%

In October 2003, the Company completed the redemption of the $145 million 7% convertible subordinated notes. In November 2003, the Company entered into swap agreements that have the effect of fixing rates on approximately 13% of our outstanding debt for a limited period of time.

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

Approximately 45% of our dialysis revenues are generated from patients who have private payors as the primary payor. The majority of these patients have insurance policies that reimburse us at rates materially higher than Medicare rates. Based on our recent experience in negotiating with private payors, we believe that pressure from private payors to decrease the rates they pay us may increase. If the average rates that private payors pay us decline significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

If the number of patients with higher paying commercial insurance declines, then our revenues, cash flows and earnings would be substantially reduced.

Our revenue levels are sensitive to the percentage of our reimbursements from higher-paying commercial plans. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. If there is a significant change in the number of patients under higher-paying commercial plans relative to plans that pay at lower rates, for example a reduction in the average number of patients under indemnity and PPO plans compared with the average number of patients under HMO plans and government programs, it would negatively impact our revenues, cash flows and earnings.

Changes in clinical practices and reimbursement rates or rules for EPO and other drugs could substantially reduce our revenue and earnings.

The administration of EPO and other drugs accounts for approximately one third of our net operating revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement criteria, the introduction of new drugs and the conversion to alternate types of administration, for example from intravenous administration to subcutaneous or oral administration, that may also result in lower or less frequent dosages, could reduce our revenues and earnings from the administration of EPO and other drugs. For example, some Medicare fiscal intermediaries are seeking to implement local medical review policies for EPO and vitamin D analogs that would effectively limit utilization of and reimbursement for these drugs.

In addition, reductions in current private and government reimbursement rates for EPO or other outpatient prescription drugs would also reduce our net earnings and cash flows. For example, both CMS and members of Congress have proposed changes in the Medicare reimbursement rates for many of the outpatient prescription drugs that we administer to dialysis patients.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net earnings and cash flows.

Approximately 50% of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike most other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. Since then there has been no increase in the composite rate. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur with or without a compensating increase in reimbursement rates. We cannot predict the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net earnings and cash flows would be adversely affected.

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

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of October 1, 2003, there were 15 centers at which the medical director agreements required renewal on or before September 30, 2004.

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

If businesses we acquire failed to adhere to regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues and earnings.

Businesses we acquire may have unknown or contingent liabilities, including for failure to adhere to laws and regulations governing dialysis operations. We generally seek indemnification from the sellers of businesses we acquire, but such liabilities may not be covered or may be greater than contractual limits or the financial resources of the indemnifying party.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on September 30, 2003, these cash bonuses would total approximately $75 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

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

Item 2.    Changes in Securities and Use of Proceeds

In connection with the redemption of all of our $125 million 5 5/8% Convertible Subordinated Notes due 2006, on July 15, 2003, the Company issued 4,868,352 shares of DaVita common stock for the conversion of $124.7 million of the Notes, and redeemed the balance of $300,000 for cash. Accordingly, none of the Notes remain outstanding.

On August 15, 2003, the Company redeemed $200 million of its outstanding $345 million 7% Convertible Subordinated Notes due 2009 for $208.4 million in cash and accrued interest.

On October 14, 2003, the Company completed the redemption of the remaining $145 million of its 7% Convertible Subordinated Notes due 2009, by issuing 16,030 shares of DaVita common stock for the conversion of $526,000 of the 7% Notes, and redeemed the balance of the Notes for $154.6 million in cash including accrued interest. Accordingly, none of the Notes remain outstanding.

During the third quarter of 2003, the Company repurchased 2,736,500 shares of its common stock for approximately $83 million.

Items 3, 4 and 5 are not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
12.1	Ratio of earnings to fixed charges.✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.

(b) Reports on Form 8-K

Current report on Form 8-K dated August 18, 2003, furnished under Item 5, “Other Events and Regulation FD Disclosure”, announcing the closing of the partial redemption of $200 million of the Company’s 7% Convertible Subordinated Notes due 2009. All $200 million of the Notes were redeemed for $208.4 million in cash plus accrued interest. A copy of the press release announcing the completion of the partial redemption of the Notes was attached to the Form 8-K as Exhibit 99.1.

Current report on Form 8-K dated September 11, 2003, furnished under Item 5, “Other Events and Regulation FD Disclosure”, announcing the Company’s call for redemption of all of its remaining outstanding 7% Convertible Subordinated Notes due 2009, totaling $145 million, and the authorization of the Company’s Board of Directors to repurchase up to $200 million of the Company’s common stock. A copy of the press release announcing the redemption of the notes was attached to the Form 8-K as Exhibit 99.1.

Current report on Form 8-K dated October 14, 2003, furnished under Item 5, “Other Events and Regulation FD Disclosure”, announcing the closing of the redemption of all of the Company’s remaining outstanding 7% Convertible Subordinated Notes due 2009. The Company issued 16,030 shares of treasury stock for the conversion of $526,000 of the 7% Notes, and redeemed the balance of the Notes for cash and accrued interest in the amount of $154.6 million.

Current report on Form 8-K dated November 3, 2003, furnished under Item 9, “Regulation FD Disclosure” and Item 12, “Disclosure of Results of Operations and Financial Condition”, announcing the Company’s financial results for the quarter ended September 30, 2003. A copy of the press release announcing the Company’s financial results for the quarter ended September 30, 2003 was attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/S/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: November 5, 2003

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of earnings to fixed charges.✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Filed herewith.