Form 10-K
period 2003-12-31
DAVITA INC
filed 2004-02-27
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2003

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

As of June 30, 2003, the number of shares of the Registrant’s common stock outstanding was 61,604,379 shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $1.6 billion.

As of February 13, 2004, the number of shares of the Registrant’s common stock outstanding was 65,434,531 shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $2.9 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2004 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company’s website, located at http://www.davita.com, as soon as reasonably practicable after the reports have been filed with the Securities and Exchange Commission, or SEC. The SEC also maintains an Internet site at http://www.sec.gov where these reports and other information about the Company can be obtained.

Overview

DaVita Inc. is the second largest provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. We currently operate or provide administrative services to approximately 570 outpatient dialysis centers located in 34 states and the District of Columbia, serving approximately 48,500 patients. We also provide acute inpatient dialysis services in approximately 300 hospitals. All other activities, which account for less than 4% of consolidated revenues, relate to our core business of providing renal care services.

Prior to mid-1999, the company had an aggressive growth strategy of acquiring other dialysis businesses. This rapid growth through acquisitions had a significant impact on administrative functions and operating efficiencies. In the second half of 1999, a new management team initiated a turnaround plan focused on improving our financial and operational infrastructure. During 2000 and 2001, we divested substantially all of our operations outside the continental United States, made significant improvements in our billing and collecting operations, reduced our debt and restructured our credit facilities. During 2002 and 2003, we made significant investments in new systems and processes, and took advantage of further capital restructuring opportunities.

The dialysis industry

The loss of kidney function is normally not reversible. ESRD is the stage of advanced kidney impairment that requires routine dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times per week for the rest of their lives.

Since 1972, the federal government has provided universal reimbursement for dialysis under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare reimbursement rates for dialysis treatments and related supplies, tests and medications. Approximately 70% of our patients are under the Medicare reimbursement programs. Medicare reimbursements account for approximately 50% of our total revenues.

ESRD patient base

There are more than 300,000 ESRD dialysis patients in the United States. The recent historical compound annual growth rate in the number of ESRD patients has been approximately 4% to 5%. We do not anticipate any significant change in the general growth rate in the future, which is affected by the continued aging of the population, longer life expectancies of patients with diseases often associated with ESRD such as diabetes and hypertension, improved medical and dialysis technology, and the growth of minority populations that have a high incidence rate of ESRD.

Treatment options for ESRD

Treatment options for ESRD are hemodialysis, peritoneal dialysis and kidney transplantation. In 2003, outpatient hemodialysis treatments, peritoneal dialysis treatments and inpatient or acute hemodialysis treatments accounted for approximately 88%, 8% and 4% of our total dialysis treatments, respectively.

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

Services we provide

Outpatient dialysis services

We currently operate or provide administrative services to approximately 570 outpatient dialysis centers that are designed specifically for outpatient hemodialysis. Throughout our network of outpatient dialysis centers, we also provide training, supplies and on-call support services to our home dialysis patients.

As required by law, we contract with a nephrologist or a group of affiliated nephrologists to provide medical director services at each of our centers. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers. Each center also has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support, and other administrative and support personnel.

In addition, many of our centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis treatments in their homes. Registered nurses train patients and their families or other patient assistants to perform either CAPD or CCPD at home. Our training programs for home dialysis generally last two to three weeks. In 2003, peritoneal dialysis accounted for approximately 8% of our total dialysis treatments.

Hospital inpatient dialysis services

We provide inpatient dialysis services, excluding physician professional services, to patients in approximately 300 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital. Inpatient dialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons. In 2003, acute inpatient dialysis services accounted for approximately 4% of our total dialysis treatments.

Ancillary services

Ancillary services, which account for less than 4% of our total revenues, consist of the following:

•	ESRD laboratory services. We own a licensed clinical laboratory, located in Florida, specializing in ESRD patient testing. This specialized laboratory provides both routine laboratory tests covered by the Medicare composite reimbursement rate for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratory provides these tests primarily for our own ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our laboratory utilizes a proprietary information system which provides information to our dialysis centers regarding critical outcome indicators. We also operated another laboratory in Minnesota until November 2001, when it was combined with the operations of the Florida laboratory.

•	Management fee income. We currently operate or provide administrative services to less than 30 dialysis centers which are wholly-owned or majority-owned by third parties. Management fees are established by contract and are typically based on a percentage of revenues generated from the centers. Through an acquisition in July 2003, we began providing management at 14 third-party outpatient vascular access clinics that provide surgical and interventional radiology services for dialysis patients.

•	Disease management services. Through an acquisition in August 2003, we began providing specialized renal case management and other disease management services to third party payors.

•	ESRD clinical research programs. Our subsidiary DaVita Clinical Research conducts renal and renal-related research trials of new drugs and devices designed to improve outcomes, enhance the quality of life and reduce costs for pre-ESRD and ESRD patients. These trials are conducted primarily under contracts with the pharmaceutical companies and medical device manufacturers.

Quality care

We believe our reputation for providing quality care is a key factor in attracting patients and physicians and in securing relationships with managed care payors. We engage in organized and systematic efforts through our quality management programs to monitor and improve the quality of services we deliver. These efforts include the development and implementation of patient care policies and procedures, clinical education and training programs, clinical guidelines and protocols, and audits of the quality of services rendered at each of our centers.

Our quality management programs are under the guidance of our Chief Medical Officer and Director of Quality Management. Approximately 40 regional quality management coordinators implement these programs in our centers. The corporate and regional teams work with each center’s multi-disciplinary quality management team, including the medical director, to implement the programs.

We have a national physician council of twelve physicians to advise our senior management on all clinical issues impacting our operations across the country. In addition, we have an eight-physician laboratory advisory committee which acts as a medical advisory board for our clinical laboratory. Our Chief Medical Officer participates in the national physician council and laboratory advisory committee meetings.

Sources of revenue—concentrations and risks

Direct dialysis services including the administration of pharmaceuticals during dialysis treatments represent more than 96% of our total revenues, with lab services, management fees, disease management services and research programs accounting for the balance. Sources of revenue for direct dialysis services have been as follows:

	Year ended December 31,
	2003	2002	2001
Percent of total dialysis revenues:
Medicare	50%	51%	52%
Medicaid and other government-based programs	8	8	8

Total government	58	59	60
Commercial payors (HMOs and health insurance carriers)	42	41	40

	100%	100%	100%

Medicare reimbursements

Under the Medicare ESRD program, reimbursement rates for dialysis are established by Congress. The Medicare composite rate set by the Centers for Medicare and Medicaid Services, or CMS, determines the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for that treatment, some laboratory tests and some medications. The Medicare composite rate is subject to regional differences based upon several factors, including regional differences in wage levels. Other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including erythropoietin, or EPO, vitamin D analogs, and iron supplements.

Medicare reimburses dialysis providers for the treatment of ESRD patients who are eligible for participation in the Medicare ESRD program. ESRD patients receiving dialysis become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare reimbursement rate.

For each covered treatment, Medicare pays 80% of the amount set by the Medicare reimbursement system. The patient is responsible for the remaining 20%, and in most cases a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a private payor, covers all or part of these balances. Some patients who do not qualify for Medicaid but otherwise cannot afford secondary insurance can apply for premium payment assistance from charitable organizations, normally through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not qualify for state Medicaid assistance based on financial need and does not purchase secondary insurance through a private insurer, the dialysis provider may not be reimbursed for the 20% portion of the ESRD composite rate that Medicare does not pay.

The Medicare composite rates set by Congress for the dialysis treatment are currently between $121 and $144 per treatment, with an average rate of $131 per treatment. Historically, there have been very few changes to the Medicare composite reimbursement rates. Since 1972, the rate has declined over 70% in terms of inflation adjusted dollars. The rate did not change from commencement of the program in 1972 until 1983. From 1983 through December 1990, Congressional actions resulted in a net reduction of the average reimbursement rate from $138 per treatment in 1983 to approximately $125 per treatment in 1990. The Medicare composite reimbursement rate was increased by $1.00 in 1991, by 1.2% in 2000 and by 2.4% in 2001. The next scheduled increase is for 1.6% in 2005.

Medicare reimburses for home dialysis services provided by dialysis centers that are designated as the supplier of home supplies and services, and provides all dialysis treatment-related services, including equipment and supplies. The center is reimbursed using a methodology based on the Medicare composite rate. The reimbursement rates for home dialysis are determined prospectively and are subject to adjustment by Congress. Most of our centers are approved to provide home dialysis services.

In 1996 CMS launched an ESRD Managed Care Demonstration Project involving the enrollment of Medicare ESRD patients in managed care organizations. The intent of the demonstration project was to see whether a capitated system of care for ESRD beneficiaries was operationally feasible, efficient, and able to produce health outcomes as good as the current fee-for-service (FFS) system. The results of this three-year demonstration project were released in 2003 and indicated that quality of care and patient outcomes were similar to FFS comparison groups.

In the fall of 2003 CMS announced two new ESRD disease management demonstration projects. The goal of the demonstration projects is to use evidence-based best practices and experienced care managers to oversee ESRD patient care. The program includes two different risk and payment options, full capitation and a fee-for-service outpatient bundled payment. Both options include incentive payments for quality. DaVita has submitted a proposal for the full capitation demonstration. At this time we are uncertain if our proposal will be accepted or if we will choose to continue in the proposed demonstration.

The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA) required the Secretary of Health and Human Services to expand the bundle of services included in the composite rate to include separately billable items routinely used in furnishing dialysis services “to the maximum extent feasible”. Phase I research conducted by the Kidney Epidemiology and Cost Center of the University of Michigan concluded that current data sources are adequate for proceeding with the development of a bundled ESRD PPS, however no specific payment recommendation was determined. The second phase of the University of Michigan’s research will address issues such as case mix and other factors that impact a dialysis facilities cost structure when treating more costly resource intensive patients.

Further, the 2003 Medicare Prescription Drug Improvement and Modernization Act requires CMS to establish a new demonstration project for ESRD. The purpose of this new three year demonstration study, to be conducted beginning January 1, 2006, is again to determine the feasibility of an expanded payment outpatient bundle.

Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), beginning in 2005 rates of payment for drugs and biologicals provided to ESRD patients in dialysis centers will be reimbursed at an acquisition cost determined by either the Inspector General of the Department of Health and Human Services (“IG”) or the Centers for Medicare and Medicaid Services (“CMS”). The difference between the acquisition cost and the amount previously reimbursed will be added to the dialysis composite rate. The intent of the MMA is for reimbursement to dialysis centers neither to increase or to decrease as a result of this change. In 2006 and in succeeding years, CMS will set the reimbursement rate for drugs and biologicals, and will continue to add back to the composite rate the difference between the CMS-determined rates and the rates that would have been paid for such drugs and biologicals had the MMA not been passed. Again, this formula is not intended to increase or decrease the total reimbursement to dialysis centers. If the IG or CMS incorrectly performs the work required by the MMA, or does not take into account differences in outcomes of drug utilization among providers, it could affect Medicare reimbursement adversely or positively. We cannot predict the results of this process.

Medicaid reimbursements

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

Commercial (nongovernment) payors

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Commercial reimbursement rates vary significantly, and can be at negotiated rates for contracted payors or based on the patient’s insurance plan’s formal or informal coverage terms related to our “usual and customary” fee schedule. The patient is responsible for any deductibles and co-payments under the terms of his or her employer group health plan or other insurance. The rates paid by nongovernment payors are typically significantly higher than Medicare reimbursement rates, and on average are more than double the Medicare rates. Also, traditional indemnity plans and preferred provider organization (PPO) plans typically pay at higher rates than health maintenance organization (HMO) plans. After Medicare becomes the primary payor, the original nongovernment payor, if any, becomes the secondary payor, responsible for the 20% of the Medicare reimbursement rates that Medicare does not pay. Secondary payors are not required to reimburse us for the difference between the rates they previously paid and Medicare rates.

Reimbursement for EPO and other drugs

Approximately one third of our total dialysis revenue is associated with the administration of physician-prescribed pharmaceuticals, including erythropoietin, or EPO, vitamin D analogs, and iron supplements.

EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, which is separately billable under the Medicare reimbursement program, accounts for approximately one-fourth of our dialysis revenues. Changes in the levels of physician-prescribed EPO, and government reimbursement policies related to EPO, significantly influence our revenues and operating earnings.

Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. Amgen has also developed a new product, darbepoetin alfa, also known as Aranesp®, that could potentially replace EPO or reduce its use with dialysis patients. The FDA has approved this new product for use with dialysis patients. We cannot predict when, or whether, Amgen will seek to market this product for the dialysis market, how Medicare or other payors will reimburse dialysis providers for its use, whether physicians will prescribe it instead of EPO or how it will impact our revenues and earnings.

Other pharmaceuticals that we administer upon physician prescription include vitamin D analogs, calcium and iron supplements, various antibiotics and other medications. Medicare currently reimburses us separately for most of these drugs at a rate of 95% of the average wholesale price of each drug.

Physician relationships

An ESRD patient generally seeks treatment at a dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. Over 2,000 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center’s medical director, usually account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors provide a substantial majority of our patient referrals. The loss of the medical director or other key referring physicians at a particular center could therefore materially reduce the revenue of that center.

Participation in the Medicare ESRD program requires that treatment at a dialysis center be “under the general supervision of a director who is a physician.” Generally, the medical director must be board eligible or board certified in internal medicine or nephrology and have had at least 12 months of experience or training in the care of patients at dialysis centers. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 380 individual physicians and physician groups to provide medical director services.

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

All of our dialysis centers are certified by CMS, as is required for the receipt of Medicare reimbursement. In some states our dialysis centers also are required to secure additional state health licenses. Governmental authorities, primarily state departments of health, periodically survey our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program. Consistent with recommendations of the OIG, the frequency and intensity of this survey activity increased industry-wide beginning in 2000. We expect this level of survey activity to continue for the foreseeable future.

Our business could be adversely impacted by:

•	Loss or suspension of federal certifications;
•	Loss or suspension of authorization to participate in the Medicare or Medicaid programs;
•	Loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;

•	Refunds of reimbursement received because of any failures to meet applicable reimbursement requirements;
•	Significant reductions in reimbursement or reduction of coverage for dialysis and ancillary services; or
•	Fines and penalties for noncompliance.

To date, we have not had significant unanticipated difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, we expect that our industry will continue to be subject to significant government regulation and scrutiny, the scope and application of which are difficult to predict. This regulation and scrutiny could adversely impact us in a material way.

Fraud and abuse under federal law

The “anti-kickback” statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive or make payments in return for:

•	The referral of a patient for treatment; or
•	The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs.

Federal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil penalties for violation of these laws include up to $50,000 civil monetary penalties per violation, assessments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also held that, under certain circumstances, the statute is violated whenever a purpose of a payment is to induce referrals.

In July 1991, November 1992 and November 1999 the Secretary of HHS published regulations that create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors do not violate the anti-kickback statute. A business transaction or arrangement must satisfy each and every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor are not necessarily inappropriate, but may be subjected to greater scrutiny by enforcement agencies.

Our medical directors refer patients to our centers and these arrangements must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services, which is relevant to our arrangements with our medical directors. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, except in cases where a center is in transition from one medical director to another or where the term of an agreement with a physician has expired and a new agreement is in negotiation, our agreements with our medical directors satisfy most of the elements of this safe harbor. One of the requirements not satisfied is a requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Because of the nature of our medical directors’ duties, we believe it is impossible to meet this safe-harbor requirement. Also, one of the safe-harbor requirements is that the compensation be at fair market value for the services rendered. There is little guidance available as to what constitutes fair market value for medical director services. Although our medical director agreements are the result of arm’s length negotiations, an enforcement agency could potentially challenge the level of compensation that we pay our medical directors. Accordingly, we could in the future be required to change our practices, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. One of the areas that the United States Attorney’s inquiry described below covers is our financial relationships with physicians.

At 51 of our dialysis centers, physicians who refer patients to the centers hold interests in partnerships or limited liability companies owning the centers and these arrangements must be in compliance with the anti-kickback statute. Among the available safe harbors with respect to these arrangements is one for small entity investment interests. Although none of our arrangements satisfy all of the elements of this small-entity-investment-interests safe harbor, we believe that each of these partnerships and limited liability companies satisfies a majority of the safe harbor’s elements, as well as the intent of the regulations.

We lease approximately 82 of our centers from entities in which physicians hold ownership interests and we also sublease space to referring physicians at approximately 69 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. Among the available safe harbors with respect to these arrangements is one for space rentals. We believe that the leases and subleases we have entered into are in material compliance with the safe harbor provisions.

Because we are purchasing and selling items and services in the operation of our centers that may be paid for in whole, or in part, by Medicare or a state healthcare program and because these items and services might be purchased or sold at a discount, we must ensure compliance with the federal anti-kickback statute. Among the available safe harbors is one for discounts, which is relevant to our discount arrangements. We believe that the discount arrangements that we have entered into are in compliance with the anti-kickback statute and that these arrangements satisfy, in all material respects, each of the elements of the discounts safe harbor applicable to these arrangements.

Fraud and abuse under state law

Several states, including California, Florida, Georgia, Kansas, Louisiana, Maryland, New York, Utah and Virginia, in which we operate dialysis centers jointly owned with referring physicians, have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians with whom we hold joint ownership interests, we may be required to restructure some or all of our relationships with these referring physicians and could be subject to financial penalties.

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

The Omnibus Budget Reconciliation Act of 1993 contains provisions, known as Stark II, that restrict physician referrals for “designated health services” to entities with which a physician or immediate family member has a “financial relationship.” The entity is prohibited under Stark II, as is the case for entities restricted by Stark I, from claiming reimbursement for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per service and can be excluded from future participation in the Medicare and Medicaid programs. Stark II includes certain exceptions. Stark II provisions that may be relevant to us became effective in January 1995. Phase I of federal regulations interpreting Stark II were issued in January 2001 and became effective, in relevant part, in the first quarter of 2002. CMS has yet to propose Phase II of these regulations.

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

Because the Stark II regulations do not expressly address all of our operations, it is possible that CMS could interpret Stark II to apply to parts of our operations. Consequently, it is possible that CMS could determine that Stark II requires us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. We would be materially impacted if CMS interprets Stark II to apply to us and we either could not achieve material compliance with Stark II or the cost of achieving that compliance was substantial.

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

The penalties for a violation of the FCA range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute a wide variety of issues such as Medicare fraud, including coding errors, billing for services not rendered, the submission of false cost reports, billing services at a higher reimbursement rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not medically necessary. Although subject to some dispute, at least two federal district courts have also determined that an alleged violation of the federal anti-kickback statute or Stark I and Stark II are sufficient to state a claim for relief under the FCA. In addition to the civil provisions of the FCA, the federal government can use several other criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the federal government.

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

HIPAA also includes provisions relating to the privacy of medical information. HHS published HIPAA privacy regulations in December 2000 and modified these regulations in August 2002. Compliance has required the development of extensive policies and procedures, and the implementation of administrative safeguards with respect to private health information in our possession. Compliance with the privacy regulations was required beginning April 2003. HIPAA also includes provisions relating to standards for electronic transactions and electronic signatures. Under HIPAA, compliance with the standards for electronic transactions was required beginning October 2003. We believe we are in compliance with these new requirements.

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

A few states have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers. We believe that we are in compliance with all applicable state certificate of need laws.

Although we have implemented an aggressive corporate compliance program, as discussed below, and believe we are in material compliance with current applicable laws and regulations, our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future.

United States Attorney’s inquiry

In February 2001 the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted us and requested our cooperation in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. We have cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, we received a subpoena from the Philadelphia office of the OIG. The subpoena requires an update to the information we provided in our response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to our financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. We have provided the documents requested. As this review proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

At this time, we are unable to determine:

•	When this matter will be resolved;
•	What position the Civil Division will take regarding any of our practices and any potential liability on the Company’s part;
•	Whether any additional areas of inquiry will be opened; and
•	Any outcome of this inquiry, financial or otherwise.

An adverse determination could have a material adverse impact on our business, results of operation and financial condition. As described above under the subheading “Government regulation,” the penalties under the federal anti-kickback law, Stark laws and False Claims Act and other federal and state statutes can be substantial.

Laboratory payment reviews

Our Florida-based laboratory subsidiary has been the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has reviewed claims for six separate review periods. In 1998 the carrier issued a formal overpayment determination in the amount of $5.6 million for the first review period (January 1995 to April

1996). The carrier also suspended all payments of Medicare claims from the laboratory beginning in May 1998. In 1999, the carrier issued a formal overpayment determination in the amount of $15.0 million for the second review period (May 1996 to March 1998). Subsequently, the carrier informed us that $16.1 million of the suspended claims for the third review period (April 1998 to August 1999), $11.6 million of the suspended claims for the fourth review period (August 1999 to May 2000), $2.9 million of the suspended claims for the fifth review period (June 2000 to December 2000) and $0.9 million of the suspended claims for the sixth review period (December 2000 to May 2001) were not properly supported by the prescribing physicians’ medical justification.

We disputed the carrier’s determinations and have provided supporting documentation of our claims. In addition to the formal appeal processes with the carrier and a federal administrative law judge, we also pursued resolution of this matter through meetings with representatives of CMS and the Department of Justice, or DOJ. We initially met with the DOJ in February 2001, at which time the DOJ requested additional information, which we provided in September 2001.

In June 2002, an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations for the first two review periods. Recently, the carrier’s hearing officer rendered partially favorable decisions on appeal for the third and fourth review periods. We have filed requests for appeal to an administrative law judge on the unfavorable portions of the decisions on the third and fourth review periods, which involve approximately $7 million in disputed claims. We have also filed a notice of appeal to the carrier for the fifth and sixth review periods, which involves approximately $4 million in disputed claims.

During 2000 we stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable ruling by the administrative law judge in 2002 related to the first two review periods covering January 1995 to March 1998, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determination with respect to the fifth and sixth review periods in December 2002, the carrier paid the additional amounts that it is not disputing for the second through sixth review periods. As of December 31, 2002, we had received $69 million, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. Approximately $10 million of these collections related to 2002 lab services provided through June 2002. In addition to processing prior period claims, the carrier also began processing and paying billings for current period services on a timely basis in the third quarter of 2002. Based on these developments, we began recognizing estimated current period Medicare lab revenue in the third quarter of 2002. In the fourth quarter of 2003, we recognized additional recoveries of $24 million, principally for review periods three and four, based on the hearing officer’s most recent findings.

The Medicare carrier for our former Minnesota laboratory is conducting a post-payment review of Medicare reimbursement claims for the period January 1996 through December 1999. The scope of the review is similar to the review conducted at our Florida laboratory. At this time, we are unable to determine how long it will take the carrier to complete this review. There is currently no overpayment determination or payment suspension with respect to the Minnesota laboratory. The DOJ also requested information with respect to this laboratory, which we have provided. Medicare revenues at the Minnesota laboratory, which were much smaller than the Florida laboratory, were approximately $15 million for the period under review. In November 2001, we closed the operations of this laboratory and combined them with our Florida laboratory.

Corporate compliance program

We have implemented a company-wide corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our employees. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

•	Increasing through training and education, the awareness of our employees and affiliated professionals of the necessity of complying with all applicable laws and regulations in an increasingly complicated regulatory environment;
•	Auditing our dialysis centers, laboratories and billing offices on a regular basis to identify any potential instances of noncompliance in a timely manner; and
•	Ensuring that we take steps to resolve instances of noncompliance or to address areas of potential noncompliance as promptly as we become aware of them.

We have a code of conduct that each of our employees and affiliated professionals must follow and we have a confidential toll-free hotline (888-272-7272) for employees to report potential instances of noncompliance. Our chief compliance officer administers the compliance program. The chief compliance officer reports directly to our chief executive officer and chief operating officer and to the compliance committee of our board of directors.

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

Location and capacity of our centers

As of December 31, 2003, we operated or provided administrative services to 566 outpatient dialysis centers, of which 537 are consolidated in our financial statements. Of the remaining 29 centers, we own minority interests in five centers, which are accounted for as equity investments, and provide administrative services to 24 centers in which we have no ownership interest. The locations of the 537 centers included in our consolidated financial statements were as follows:

State	Number of Centers	State	Number of Centers	State	Number of Centers
California	89	Pennsylvania	19	Kentucky	3
Texas	45	Illinois	16	South Dakota	3
Florida	44	Louisiana	12	Iowa	2
North Carolina	34	Indiana	11	New Mexico	2
Georgia	33	Kansas	10	Ohio	2
Minnesota	27	Arizona	9	South Carolina	2
New York	26	Washington	8	Utah	2
Virginia	23	Missouri	7	Alabama	1
Oklahoma	22	New Jersey	7	Delaware	1
Maryland	21	Nevada	6	Oregon	1
Michigan	21	District of Columbia	4	Wisconsin	1
Colorado	19	Nebraska	4

As our business has grown, we have increased capacity at our existing centers, developed new centers, acquired centers or entered into agreements to manage centers. We expand capacity at our existing centers by increasing hours and/or days of operation or, if additional space is available within a center, through the addition of dialysis stations. The development of a typical outpatient center generally requires $1 million to $1.5 million for initial construction and equipment and approximately $350,000 for working capital in the first year. Based on our experience, a new center typically opens nine to thirteen months after the property lease is signed, normally achieves operating profitability by the ninth to eighteenth month of operation and normally reaches maturity within three to five years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are initially more predictable. In addition to acquiring centers, we enter into agreements to provide administrative services to third-party-owned centers in return for management fees, typically based on a percentage of revenues.

The table below shows the growth of our company by number of dialysis centers. In February 1998, we completed a merger with Renal Treatment Centers, then the fourth largest provider of dialysis services in the United States, approximately doubling the size of our operations. The pace of our acquisitions slowed significantly during the second half of 1999 and we sold substantially all our operations outside the continental United States in 2000.

	2003	2002	2001	2000	1999	1998	1997	1996	1995
Number of centers at beginning of year	515	495	490	572	508	197	134	68	42
Acquired centers	27	11	21	10	45	263	52	57	23
Developed centers	30	19	7	11	13	24	12	9	3
Centers with services agreements	3	2	3	8	18	32
Divestitures, closures and terminations	9	12	26	111	12	8	1

Number of centers at end of year	566	515	495	490	572	508	197	134	68

We believe we have adequate capacity within our existing network to accommodate greater patient volume. In addition, we are currently expanding capacity at some of our centers by adding dialysis stations or relocating to larger facilities, and we intend to open and acquire additional centers in 2004.

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

The market share of the large multi-center providers has increased significantly over the last several years and the four largest dialysis chains, including us, now comprise approximately 65% to 70% of the market, compared to approximately 30% in 1992. We expect consolidation by these large chain providers to continue. Approximately half of the independent centers are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than independent, physician-owned centers. Large chain dialysis providers with whom we compete include Fresenius Medical Care, Gambro and Renal Care Group. Our competitors have substantial financial resources and often compete with us for acquisitions and the development of new centers in our markets.

Our two largest competitors, Fresenius and Gambro, manufacture a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. In addition, Fresenius is our largest supplier of dialysis products and is also our largest competitor in the dialysis services market. Our purchases of products in the categories generally offered by Fresenius and/or Gambro, represent less than 5% of our total patient care costs.

A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients’ homes. Other companies provide similar services. One company, Aksys, has developed a hemodialysis system designed to enable patients to perform hemodialysis on a daily basis in their homes. In March 2002, Aksys received FDA clearance to market its Personal Hemodialysis (PHD) system. To date there has not been significant adoption of the PHD system by our patients or physicians. We are unable to determine how this system will affect our business over the longer term.

Employees

As of December 31, 2003, we had approximately 13,800 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	5,300
• Other patient care and center support staff and laboratory personnel	6,900
• Corporate, billing and regional administrative staff	1,600

Our dialysis business requires nurses with specialized training for patients with complex care needs. Recruitment and retention of nurses are continuing concerns for health care providers generally because of the disparity between the supply and demand for nurses, which has led to a nursing shortage. We have an active program of investing in our professional healthcare teammates to help ensure we meet our recruitment and retention targets, including expanded training opportunities, tuition reimbursements, and other incentives.

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

We maintain our corporate headquarters in approximately 50,000 square feet of office space in El Segundo, California, which we currently lease for a term expiring in 2013. Our business office in Tacoma, Washington is in a 127,000-square foot facility leased for a term expiring in 2009. We maintain a 57,000-square foot facility in Berwyn, Pennsylvania, which we currently lease for a term expiring in 2006, principally for additional billing and collections staff. Our Florida-based laboratory is located in a 30,000-square foot facility owned by us, with a long-term ground lease, and we lease 15,000 square feet of additional space for laboratory administrative staff for a term expiring in 2007. We also have 40,000 square feet of office space in Torrance, California, formerly our corporate headquarters, under lease until 2008. Currently 13,000 square feet of this office space is subleased.

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

In addition, we are subject to claims and suits in the ordinary course of business. We do not believe that the ultimate resolution of these additional pending or threatened proceedings, whether the underlying claims are covered by insurance or not, will have a material adverse effect on our results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2003:
1st quarter	$25.59	$19.55
2nd quarter	26.94	19.52
3rd quarter	32.50	26.83
4th quarter	40.00	32.95
Year ended December 31, 2002:
1st quarter	$26.00	$21.50
2nd quarter	26.13	20.40
3rd quarter	23.91	19.46
4th quarter	25.87	22.80

The closing price of our common stock on February 13, 2004 was $44.89 per share. According to The Bank of New York, our registrar and transfer agent, as of February 13, 2004, there were 2,710 holders of record of our common stock. Since our recapitalization in 1994, we have not declared or paid cash dividends to holders of our common stock. We have no current plans to pay cash dividends. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Item 6.    Selected Financial Data.

The following table presents selected consolidated financial and operating data for the periods indicated. The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$2,016,418	$1,854,632	$1,650,753	$1,486,302	$1,445,351
Operating expenses(2)	1,637,883	1,470,806	1,339,895	1,318,460	1,513,121

Operating income (loss)	378,535	383,826	310,858	167,842	(67,770)
Debt expense	66,828	71,636	72,438	115,445	109,196
Refinancing charges (gains)(3)	26,501	48,930	(1,629)	7,009	1,601
Other income (loss), net	3,060	3,997	2,518	(6,270)	(3,259)

Income (loss) before income taxes	288,266	267,257	242,567	39,118	(181,826)
Income tax expense (benefit)	112,475	109,928	105,252	25,633	(34,570)

Net income (loss)	$175,791	$157,329	$137,315	$13,485	$(147,256)

Basic earnings (loss) per common share	$2.79	$2.19	$1.64	$0.17	$(1.81)

Diluted earnings (loss) per common share	$2.49	$1.96	$1.52	$0.16	$(1.81)

Ratio of earnings to fixed charges(4)(5)	4.43:1	4.35:1	3.63:1	1.32:1	See (5)

Balance sheet data:
Working capital(6)	$242,238	$251,925	$175,983	$148,348	$(1,043,796)
Total assets	1,945,530	1,775,693	1,662,683	1,596,632	2,056,718
Long-term debt(7)	1,117,002	1,311,252	811,190	974,006	5,696
Shareholders’ equity(8)	306,871	70,264	503,637	349,368	326,404

(1)	Net operating revenues include $24,000 in 2003 and $58,778 in 2002 of prior years’ services revenue relating to Medicare lab recoveries, and $22,000 in 2001 of prior years’ dialysis services revenue relating to cash settlements and collections in excess of prior estimates.
(2)	Total operating expenses include recoveries of $5,192 in 2002 and $35,220 in 2001 of accounts receivable reserved in 1999, net impairment losses of $4,556 in 2000 and impairment and valuation losses of $139,805 in 1999 principally associated with the disposition of the Company’s non-continental U.S. operations.
(3)	Refinancing charges (gains) were $26,501 in 2003, representing the consideration paid to redeem the $125,000 5 5/8% Convertible Subordinated Notes due 2006 and the $345,000 7% Convertible Subordinated Notes due 2009 in excess of book value, the write off of related deferred financing costs and other financing fees associated with amending the bank credit agreement, $48,930 in 2002 representing the write-off of deferred financing costs associated with the retirement of the $225,000 outstanding 9 1/4% Senior Subordinated Notes due 2011, a net gain of $1,629 in 2001 relating to the write-off of deferred financing costs and the accelerated swap liquidation gains resulting from debt refinancing.
(4)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from operations adjusted by adding back fixed charges expensed during the period and debt refinancing charges. Fixed charges include debt expense (interest expense and amortization of financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(5)	Due to our loss in 1999, the ratio coverage in 1999 was less than 1:1. We would have had to generate additional earnings of $182,535 to achieve a coverage of 1:1.

(6)	The working capital calculation as of December 31, 1999 includes long-term debt of $1,425,610 that was potentially callable under covenant provisions.
(7)	Long-term debt as of December 31, 1999 excludes $1,425,610 that was potentially callable under covenant provisions.
(8)	We repurchased 3,441,900 shares of common stock for $107,162 in 2003, 27,327,477 shares of common stock for $642,171 in 2002 and 888,700 shares of common stock for $20,360 in 2001. Debt of $124,700 and $526 was also converted into 4,868,352 and 16,030 shares of common stock in 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-K. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients and from the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, the Company’s ability to maintain contracts with physician medical directors, and legal compliance risks such as the ongoing review by the US Attorney’s Office and the HHS Office of Inspector General in Philadelphia. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business.”

Overview

Our stated mission is to be the provider, employer and partner of choice. We believe our attention to these three areas—our patients, our teammates, and our business partners—represent the major drivers of our long-term success, aside from external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index (DQI). Our clinical outcomes have improved over each of the past three years, and we ended 2003 with the best clinical outcomes that we have ever achieved. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States. Over the past three years we have achieved significant reductions in teammate turnover, which has been a major contributor to our performance improvements. We will continue to focus on these fundamental long-term value drivers.

We are pleased with the overall clinical, operating and financial performance levels achieved over the past three years, and we expect to be able to generally maintain our current levels of performance over the foreseeable future, absent significant adverse shifts in government policy, physician practice patterns, or mix of commercial-plan patients. Although our business has areas of significant potential exposure, as delineated in the risk factors following this discussion and analysis, our operating results over the past three years have not been significantly adversely affected by these risk factors.

Our operations represent a single reporting segment, with more than 96% of our revenues currently derived directly from providing dialysis services, of which 88% represents on-site dialysis services in approximately 540 centers that are wholly-owned or majority-owned. Our other direct dialysis services, which operationally are integrated with our center operations, relate to patient-performed peritoneal dialysis and acute treatments in hospitals.

The principal drivers to our revenue are a) the number of treatments, which is primarily a function of the number of chronic patients requiring three treatments per week, and b) average treatment revenue. The total patient base is a relatively stable factor, influenced by a demographically growing need for dialysis, our relationships with referring physicians together with the quality of our clinical care, and our pace of opening and acquiring new centers.

Our year-over-year treatment volume growth for 2003 was 6.7%, compared with 5.0% and 6.3% for 2002 and 2001. Approximately 40% of our 2003 growth was associated with new centers, and approximately 60% was attributable to increased treatments.

Average revenue per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) treatments, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government reimbursement rates, and our charge capture, billing and collecting operations performance.

On average, reimbursement rates from commercial payors are more than double Medicare and Medicaid reimbursement rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average revenue per treatment. The percent of patients under government reimbursement programs to total dialysis center patients increased approximately 1% during 2003, and is currently approximately 79%.

In terms of revenue dollars, approximately 58% of our total dialysis revenue is from government programs. Government reimbursement rates are principally determined by federal (Medicare) and state (Medicaid) policy, have limited potential for rate increases and are sometimes at risk of reductions. Medicare reimbursements represent approximately 50% of our dialysis revenue, and cumulative increases since 1990 have only totaled 4.6%. There were no Medicare rate increases for 2002 and 2003, and the next increase is scheduled for 2005 at 1.6%. Medicaid rates in some states have been under severe budget pressures, and some reductions are anticipated in certain states. Commercial rates can vary significantly and a major portion of our commercial rates are contracted amounts with major payors and are subject to intense negotiation pressure. Over the past three years we have been successful in maintaining a relatively stable average reimbursement rate in the aggregate for patients with commercial plans, in addition to obtaining periodic fee schedule increases.

Approximately 40% of our dialysis revenue is associated with physician-prescribed pharmaceuticals, and therefore changes in physician practice patterns, pharmaceutical protocols, and pharmaceutical intensities significantly influence our revenue levels. Such changes, driven by physician practice patterns and protocols focused on improving clinical outcomes, have accounted for a significant portion of the increase in average revenue per treatment over the past three years.

Our operating performance with respect to services charge capture billing and collecting can also be a significant factor in how much average revenue per treatment is actually realized. Over the past two years we have invested heavily in new systems and processes to ensure reliable performance, as well as compliance with federal and state regulations.

Because of the inherent uncertainties associated with predicting third-party reimbursements in the healthcare industry, our revenue recognition involves significant estimation risks. Our estimates are developed based on the best information available to us and our best judgement as to the reasonably assured collectibility of our billings as of the reporting date. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. In 2001 we separately reported cash recoveries of $22 million associated with prior years’ dialysis services as a result of improvements in our billing and collecting operations.

Our annual average revenue per treatment increased from $278 in 2001 to $291 in 2002 and to $303 in 2003. These increases were principally due to increases in our standard fee schedules (impacting non-contracted commercial revenue), changes in mix and intensity of physician-prescribed pharmaceuticals, commercial contract negotiations, and continued improvements in revenue capture, billing and collecting operations, while maintaining a relatively stable mix of commercial patients and commercial rates.

The principal drivers for our patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, and business infrastructure and compliance costs. However, other cost categories can also represent significant cost changes such as increased insurance costs experienced in 2003. Our average clinical hours per treatment has improved over the past two years primarily because of reduced teammate turnover and improved training and processes. There is limited opportunity for productivity improvements beyond the levels achieved in 2003, and federal and state policies can adversely impact our ability to achieve optimal productivity levels. Labor rates have increased consistent with general industry trends. For the past three years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors, and expect relatively stable pricing through 2004.

General and administrative expenses have remained relatively constant as a percent of total revenue over the past three years, however this reflects substantial increases in spending related to strengthening our business and regulatory compliance processes, legal and other professional fees, and expanding support functions. We expect that these higher levels of general and administrative expenses will be generally maintained to support our long-term initiatives and to ensure the highest levels of regulatory compliance.

Although other revenues represented only approximately 3% of total revenues for 2003 and 2002, changes in the status of disputed Medicare billings at our Florida lab resulted in increased current period revenue and operating income of $21 million in 2002 compared to 2001. The carrier began making payments on Medicare lab billings in the third quarter of 2002 after four years of withholding all payments, and therefore we were able to begin recognizing this revenue which was entirely incremental income because the associated lab revenue costs had always been ongoing. Medicare lab revenues for 2003 current year services amounted to $26 million. In addition to the incremental current period revenue and income, we had Medicare lab recoveries totaling $83 million in 2002 and 2003 associated with lab services provided from 1995 through 2001, representing nearly 90% of the previously disputed Medicare claims.

Outlook for 2004 and beyond.    We are targeting operating income to be between $360 and $385 million for 2004, compared with $355 for 2003. This is consistent with our current longer-term three-year outlook of an average annual increase in operating income of three to eight percent for the next three years on a cumulative average basis. However, we believe the potential downside risks for this three-year outlook are greater than the upside potentials outside this range. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients and from the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, and legal compliance risks such as the ongoing review by the United States Attorney’s Office and HHS Office of Inspector General in Philadelphia. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Results of operations

The following is a summary of operating revenues and operating expenses. The divestiture of our dialysis operations outside the continental United States was substantially completed during 2000, and the sale of our remaining non-continental centers was completed during the second quarter of 2002. The non-continental U.S. operating results are excluded from the revenue and cost trends discussed below.

	Year ended December 31,
	2003		2002		2001
	(dollar amounts rounded to nearest million)
Net operating revenues:
Continental:
Current period services	$1,992	100%	$1,790	100%	$1,614	100%
Prior years’ services—laboratory	24		59
Prior years’ services—dialysis					22
Non-continental			6		15

	2,016		1,855		1,651
Operating expenses and charges:
Continental:
Patient care costs	1,361	68%	1,212	68%	1,087	67%
General and administrative	160	8%	155	9%	128	8%
Depreciation and amortization	75	4%	64	4%	62	4%
Goodwill amortization					42
Provision for uncollectible accounts	36	2%	32	2%	32	2%
Recoveries			(5)		(35)
Minority interest and equity income, net	7		8		7
Non-continental			5		17

Total operating expenses and charges	1,638		1,471		1,340

Operating income	$ 379		$ 384		$ 311

Operating income—excluding non-continental operations, prior years’ recoveries, and goodwill amortization in 2001 (i.e., excluding amounts in italics)	$ 355	18%	$ 319	18%	$ 298	18%

Dialysis treatments	6,373,894		5,975,280		5,690,199
Average dialysis treatments per treatment day	20,377		19,090		18,185
Average dialysis revenue per treatment (excluding prior years’ services revenue in 2001)	$303		$291		$278

Net operating revenues

Net operating revenues.    Net operating revenues for current period services for continental U.S. operations increased 11% in both 2003 and 2002. Approximately 4% and 5% of the increases in revenue for 2003 and 2002 were attributable to increases in the average reimbursement rate per treatment and approximately 7% and 5% were due to increases in the number of dialysis treatments. The balance of the increase in 2002 was due to approximately $21 million of additional current year Medicare laboratory revenue. As discussed below, we had not recognized any Medicare laboratory revenue during 2001 due to the ongoing dispute with the third-party carrier.

Dialysis services revenue.    Dialysis services revenue, excluding prior period services revenue, represented approximately 97%, 97% and 98% of current operating revenues in 2003, 2002 and 2001, respectively. Lab, other and management fee income account for the balance of revenues.

Dialysis services include outpatient center hemodialysis, which accounts for approximately 88% of total dialysis treatments, home dialysis, and inpatient hemodialysis with contracted hospitals. Major components of dialysis revenue include the administration of EPO and other drugs as part of the dialysis treatment, which represents approximately one third of operating revenues.

Dialysis services are paid for primarily by Medicare and state Medicaid programs in accordance with rates established by CMS, and by other third-party payors such as HMOs and health insurance carriers. Services provided to patients covered by third-party insurance companies are on average more than double the Medicare or Medicaid rates. Patients covered by employer group health plans convert to Medicare after a maximum of 33 months. As of year-end 2003, the Medicare ESRD dialysis treatment rates were between $121 and $144 per treatment, or an overall average of $131 per treatment, excluding the administration of drugs.

The majority of our net earnings from dialysis services are derived from commercial payors, some of which pay at negotiated reimbursement rates and others which pay based on our usual and customary fee schedule. The commercial reimbursement rates are under continual pressure as we negotiate contract rates with large HMOs and insurance carriers. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the reimbursement rates generally decline substantially.

Dialysis services revenues by payor type were as follows:

	Year ended December 31,
	2003	2002	2001
Percent of total dialysis revenue:
Medicare	50%	51%	52%
Medicaid and other government-based programs	8	8	8

	58	59	60
Commercial payors (HMOs, and health insurance carriers)	42	41	40

	100%	100%	100%

The average dialysis revenue recognized per treatment was $303, $291 and $278 for 2003, 2002 and 2001, respectively. The increase in average dialysis revenue per treatment in 2003 was principally due to commercial rate increases and changes in intensity of physician-prescribed pharmaceuticals. The increase in 2002 was principally due to commercial rate increases, changes in mix and intensity of physician-prescribed pharmaceuticals, continued improvements in revenue capture, billing and collecting operations, and payor contracting. The average dialysis revenue per treatment for the fourth quarter of 2003 was $306. Our mix of commercial patients and commercial rates, which is a major profitability factor, remained relatively stable during 2003.

The number of dialysis treatments increased 6.7% in 2003 and 5.0% in 2002, principally attributable to non-acquired annual growth rates of approximately 4.0% plus growth through acquisitions. We expect the non-acquired growth rate to remain in the range of 3.0% to 5.0% through 2004.

The prior years’ services revenue of $22 million in 2001 related to cash recoveries associated with prior years’ services and resulted from improvements in the Company’s billing and collecting operations.

Lab and other services.    As discussed in Note 16 to the consolidated financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds for certain claims in review periods from

April 1998 through May 2001. During the second half of 2002, the carrier paid us a total of $69 million, representing approximately 70% of the total outstanding prior Medicare lab billings for the period from January 1995 through June 2002. Approximately $10 million of these collections related to 2002 lab services provided through June 2002, and the balance of $59 million related to prior years’ services. In addition to the prior-period claims, the carrier also began processing billings for current period services in the third quarter of 2002, at which time we began recognizing current period Medicare lab revenue.

The carrier’s hearing officer recently rendered partially favorable decisions relating to review periods from April 1998 to May 2000, which resulted in our recognition of additional recoveries of $24 million, of which approximately $19 million remains to be paid in the first quarter of 2004. We have filed requests for appeal to an administrative law judge for the remaining unpaid claims of approximately $11 million for review periods from April 1998 through May 2001, but cannot be assured of any further recoveries.

Management fee income.    Management fee income represented less than 1% of total revenues for 2003 and 2002. Our fees are typically based on a percentage of revenue of the center that we administrate and are established in the management contract. We operated or provided administrative services to 29 and 30 third-party or minority-owned dialysis centers as of December 31, 2003 and 2002. During the third quarter of 2003 we acquired an outpatient vascular access management business that currently manages the vascular access component at fourteen independent third-party physician practices.

Operating expenses and charges

Patient care costs.    Patient care costs are those costs directly associated with operating and supporting our dialysis centers and ancillary operations and consist principally of labor, pharmaceuticals, medical supplies and facility costs. As a percentage of net operating revenue, patient care costs were 68% for 2003 and 2002, and 67% for 2001. On a per-treatment basis, patient care costs increased approximately $11 and $12 in 2003 and 2002. The increase in both years was principally due to higher labor and insurance costs, and increases in new center openings, as well as increases in the levels of physician-prescribed pharmaceuticals. Increases in revenue per treatment more than offset these cost increases.

General and administrative expenses.    General and administrative expenses consist of those costs not specifically attributable to the dialysis centers and ancillary operations, and include expenses for corporate and regional administration, including centralized accounting, billing and cash collection functions, and regulatory compliance oversight. General and administrative expenses as a percentage of net operating revenues (excluding prior period services revenue) were approximately 8.0%, 8.7% and 8.0% in 2003, 2002 and 2001, respectively. In absolute dollars, general and administrative expenses increased by approximately $25 million in 2002 and an additional $6 million in 2003. The increase in 2003 principally consisted of higher labor costs. The increase in 2002 was principally due to higher labor and legal costs. The substantial increases in labor costs for 2002 and 2003 principally related to strengthening our business and regulatory compliance processes, as well as expanding support functions.

Depreciation and amortization.    The increase in depreciation and amortization from $64 million in 2002 to $75 million in 2003 was principally due to new center developments, acquisitions and our new operating and billing systems.

Provision for uncollectible accounts receivable.    The provisions for uncollectible accounts receivable (excluding prior period services revenue) were approximately 1.8% of current operating revenues in 2003 and 2002, and 2.0% in 2001. During 2002 and 2001, we realized recoveries of $5 million and $35 million associated with aged accounts receivables that had been reserved in 1999. The recoveries and lower provisions in 2003 and 2002 resulted from continued improvements that we have made in our billing and collecting processes.

Impairments and valuation adjustments.    We perform impairment or valuation reviews for our property and equipment, amortizable intangibles, and investments in and advances to third-party dialysis businesses whenever a change in condition indicates that a review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when an owned or third-party dialysis business experiences deteriorating operating performance or liquidity problems. Goodwill is routinely assessed for possible valuation impairment using fair value methodologies. There were no significant impairments or valuation adjustments during the periods presented.

Other income

The net of other income items were income of approximately $3 million for 2003, $4 million for 2002, and $3 million for 2001. These amounts included interest income of approximately $3 million for each year.

Debt expense and refinancing charges

Debt expense for 2003, 2002 and 2001 consisted of interest expense of approximately $64 million, $69 million and $70 million respectively, and amortization of deferred financing costs of approximately $3 million for each year. The reduction in interest expense in 2003 was primarily due to lower average interest rates and lower average debt balances.

Reclassification of previously reported extraordinary losses.    In accordance with SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections, which became effective as of January 1, 2003, an after-tax loss of $29.4 million in 2002 and an after-tax gain of $1 million in 2001 resulting from the extinguishment of debt previously classified as extraordinary items have been reclassified to a pre-tax refinancing charge of $49 million for 2002 and a pre-tax gain of $2 million for 2001. In 2003, the refinancing charges of $27 million related to the consideration paid in excess of book value to redeem our Convertible Subordinated Notes and the write-off of deferred financing costs and financing fees associated with amending our bank credit agreement. In 2002, the refinancing charges of $49 million, related to debt restructuring, which included retiring $225 million 9¼% Senior Subordinated Notes due 2011 and extinguishing our then existing senior credit facilities. In 2001, the net refinancing gain of $2 million related to the write-off of deferred financing costs being more than offset by the accelerated recognition of deferred interest rate swap liquidation gains as a result of debt refinancing.

Provision for income taxes

The provision for income taxes for 2003 represented an effective tax rate of 39.0%, compared with 41.0% in 2002 and 43.4% in 2001. The reduction in the effective tax rate in 2003 compared to 2002 was primarily due to a lower provision for state income taxes and utilization of previously unrecognized tax losses. The reduction in 2002 was primarily due to a lower provision for state income tax rates, the elimination of book amortization not deductible for tax purposes and changes in tax valuation estimates.

Liquidity and capital resources

Cash flow from operations during 2003 amounted to $294 million, compared with $278 million for 2002 not including $64 million in Medicare lab and uncollectible account recoveries related to prior years’ services. Non-operating cash outflows in 2003 included $100 million for capital asset expenditures including $58 million for new center developments, $97 million for acquisitions (net of divestitures), and $107 million in stock repurchases. Non-operating cash outflows for 2002 included $103 million for capital asset expenditures, $19 million for acquisitions, and $642 million in stock repurchases. During 2003 we acquired 27 dialysis centers, including controlling ownership interests in two centers in which we previously had minority ownership, for $84 million and opened 30 new dialysis centers. Other 2003 acquisitions related to ancillary operations. During 2002 we acquired 11 dialysis centers for $20 million and opened 19 new dialysis centers.

The accounts receivable balance at December 31, 2003 and 2002 represented approximately 69 and 70 days of net revenue, net of bad debt provision.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Our stated long-term general target range for our debt leverage ratio is 3.0 to 3.5, although we expect that it may be outside this range for periods of time. As of year-end 2003, our ratio was 2.3. For this purpose, debt leverage ratio is defined as total debt net of cash to annualized operating income excluding depreciation, amortization, and minority interests and equity income, net.

2003 capital structure changes.    In the first quarter of 2003, we borrowed $150 million that was available under the Term Loan A of our credit facility. The Term Loan A bears interest at LIBOR plus 2.00% for an overall effective rate of 3.19% at December 31, 2003, with provision to potentially further reduce the interest rate to LIBOR plus 1.50% under certain circumstances. The Term Loan A matures in March 2007 and requires annual principal payments of $33.9 million in years 2004 and 2005, $40.1 million in 2006 and $10.6 million in 2007.

In July 2003, we completed a call for redemption of all of our outstanding $125 million 5 5/8% Convertible Subordinated Notes due 2006. Holders of the 5 5/8% Notes had the option to convert their Notes into shares of DaVita common stock at a price of $25.62 per share or receive cash at 1.0169 times the principal amount of the 5 5/8% Notes, plus accrued interest. In July 2003, we issued 4,868,352 shares of common stock from treasury stock for the conversion of nearly all the 5 5/8% Notes, and redeemed the balance for cash and accrued interest.

In July 2003, we also entered into an amended credit agreement in order to, among other things, lower the overall interest rate. We also acquired an additional $200 million of borrowings under the replacement Term Loan B, which amounted to $1.042 billion. In November 2003, we entered into a second amended and restated credit agreement in order to again lower the interest rate on the Term Loan B and to modify certain covenants. The Term Loan B currently bears interest at LIBOR plus 2.25% for an overall effective rate of 3.42%, with a provision to potentially further reduce the interest rate to LIBOR plus 2.00% under certain circumstances. The aggregate annual principal payments for the Term Loan B are approximately $11 million in the first four years of the agreement, $255 million in the fifth year and $741 million in the sixth year, due no later than March 2009.

In August 2003, we completed a call for redemption of $200 million of our outstanding $345 million 7% Convertible Subordinated Notes due 2009. Holders of the 7% Notes had the option to convert their Notes into shares of DaVita common stock at a price of $32.81 per share or receive cash at 1.042 times the principal amount of the 7% Notes, plus accrued interest. All $200 million of the Notes were redeemed for $208 million in cash plus accrued interest.

In October 2003, we completed a call for redemption of the remaining $145 million of our 7% Convertible Subordinated Notes due 2009. These 7% Notes were redeemed for $155 million in cash, including accrued interest, and 16,030 shares of treasury stock.

In November 2003, we entered into an interest rate swap agreement to effectively fix the LIBOR benchmark interest rate at 3.39% on an amortizing notional amount of $135 million of our Term Loan B outstanding debt that had the economic effect of fixing the interest rate at 5.64% based upon the margin in effect on December 31, 2003. The agreement expires in November 2008 and requires quarterly interest payments. As of December 31, 2003, the notional amount of the swap was approximately $135 million and its fair value was a $2 million liability, resulting in a charge to other comprehensive income of approximately $1 million, net of tax. As a result of the swap agreement, the effective interest rate on the entire credit facility was 3.69% based upon the margin in effect on December 31, 2003.

In January 2004, we entered into another interest rate swap agreement to effectively fix the LIBOR benchmark interest rate at 3.08% on an additional amortizing notional amount of $135 million of our Term Loan B outstanding debt that had the economic effect of fixing the interest rate at 5.33% based upon the margin in effect on January 15, 2004. The agreement expires in January 2009 and requires quarterly interest payments. As a result of these two interest rate swap agreements, as of January 15, 2004, approximately 25% of our outstanding variable rate debt is effectively fixed at a weighted average interest rate of 5.49% and our overall credit facility effective weighted average interest rate was 3.89%, based upon current margins.

During 2003, we repurchased a total of 3,441,900 shares of our common stock for approximately $107 million, or an average of $31.13 per share, pursuant to Board of Directors’ authorizations. As of December 31, 2003, we had $146 million remaining to repurchase shares of our common stock in the open market pursuant to a $200 million Board of Directors’ authorization.

2002 capital structure changes.    In the first quarter of 2002, we initiated a recapitalization plan to restructure our debt and repurchase common stock. In the initial phase of the recapitalization plan we retired all of our $225 million outstanding 9¼% Senior Subordinated Notes due 2011 for $266 million. Concurrent with the retirement of this debt, we secured a new senior credit facility agreement in the amount of $1.115 billion. The excess of the consideration paid over the book value of the Senior Subordinated Notes and write-off of deferred financing costs associated with extinguishing the existing senior credit facilities and the notes resulted in refinancing charges of $49 million. We completed the next phase of the recapitalization plan with the repurchase of 16,682,337 shares of our common stock for approximately $402 million, or $24.10 per share, through a modified dutch auction tender offer. From May through December 2002 we also purchased 7,699,440 shares in the open market for approximately $172 million pursuant to a $225 million Board of Directors’ authorization. For the year ended December 31, 2002, stock repurchases, including 2,945,700 shares acquired prior to initiating the recapitalization plan, amounted to $642 million for 27,327,477 shares, for a composite average of $23.50 per share.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Nearly all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers, in the form of put options exercisable at the third-party owners’ discretion. These put obligations require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow. The following is a summary of these contractual obligations and commitments as of December 31, 2003 ($ in millions):

	Within One Year	2-3 Years	4-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$50	$97	$766	$247	$1,160
Capital lease obligations	1	1	3	3	8
Operating leases	62	115	93	153	423

	$113	$213	$862	$403	$1,591

Potential cash requirements under existing commitments:
Letters of credit	$15				$15
Acquisition of dialysis centers	38		$9	$13	60
Working capital advances to third-parties under administrative services agreements	15				15

	$68	$—	$9	$13	$90

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

As discussed in Note 16 to the consolidated financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds related to review periods from April 1998 through May 2001. During the second half of 2002, the carrier paid us a total of $69 million, of which $59 million related to prior years’ services. The carrier’s hearing officer recently rendered partially favorable decisions relating to review periods from April 1998 to May 2000, which resulted in our recognition of additional recoveries of $24 million, of which approximately $19 million remains to be paid in the first quarter of 2004. We have filed requests for appeal to an administrative law judge for the remaining unpaid claims of approximately $11 million for review periods from April 1998 through May 2001, but cannot be assured of any further recoveries.

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

Critical accounting estimates and judgements

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates, judgements and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgements and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and provision for uncollectible accounts, impairments and valuation adjustments, and accounting for income taxes, are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgements and estimates.

Revenue recognition and provision for uncollectible accounts.    Revenue recognition uncertainties inherent in the Company’s operations are addressed in AICPA Statement of Position (SOP) No. 00-1 Auditing Health Care Third-Party Revenues and Related Receivables. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for dialysis and ancillary services to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at pre-determined net realizable rates per treatment that are established by statute or regulation. Most nongovernmental payors, including contracted managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to adjust to the expected net realizable revenue for services provided. Contractual allowances along with provisions for uncollectible accounts are estimated based upon credit risks of third-party payors, contractual terms, inefficiencies in our billing and collection processes, regulatory compliance issues and historical collection experience. Our range of dialysis revenue estimating risk is generally expected to be within 1% of total revenue, which can represent as much as 5% of operating income. Changes in estimates are reflected in the financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses. For example, we recognized $22 million of prior period dialysis revenue in 2001 related to cash recoveries in excess of previous estimates made possible by improvements in our billing and collecting operations.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received after considering possible retroactive adjustments that may be made as a result of the ongoing third-party carrier review.

Impairments of long-lived assets.    We account for impairment of long-lived assets, which include property and equipment, investments, amortizable intangible assets and goodwill, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed annually or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Accounting for income taxes.    We estimate our income tax provision to recognize our tax expense for the current year and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgement about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgements because the ultimate tax outcome can be uncertain or future events unpredictable.

Variable compensation accruals.    We estimate variable compensation accruals monthly based upon the annual amounts expected to be earned and paid out resulting from the achievement of certain teammate-specific and/or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses, awards and benefit plan contributions, are updated periodically due to changes in our economic condition or cash flows that could ultimately impact the actual final award. Actual results may vary due to the subjective nature of fulfilling employee specific and/or corporate goals, as well as the final determination and approval of amounts by the Company’s Board of Directors.

Significant new accounting standards for 2003

In January 2003 the FASB issued Interpretation (FIN) No. 46 Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. Adoption of this standard did not have a material effect on our consolidated financial statements.

SFAS No. 150 Accounting for certain financial instruments with characteristics of both liabilities and equity was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires certain mandatorily redeemable instruments such as the liability for other owners’ interests in limited-life entities to be measured based upon the fair values of the limited-life entities assets, with changes in the liability reported as interest costs. At the October 29, 2003 FASB Board meeting, the Board decided to defer indefinitely the effective date of Statement 150 related to classification and measurement requirements, but not the disclosure requirements, for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation. Our consolidated partnerships include interests in limited-life companies for which third-party interests are reflected in “minority interests” in the financial statements. See Note 18 of our consolidated financial statements.

RISK FACTORS

This Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, and capital expenditures. We base our forward-looking statements on information currently available to us, and we do not intend to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

These statements involve known and unknown risks and uncertainties, including risks resulting from economic and market conditions, the regulatory and reimbursement environment in which we operate, competitive activities and other business conditions. Our actual results may differ materially from results anticipated in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include those set forth below. The risks discussed below are not the only ones facing our business.

If the average rates that private payors pay us decline, then our revenues, cash flows and earnings would be substantially reduced.

Approximately 42% of our dialysis revenues are generated from patients who have private payors as the primary payor. The majority of these patients have insurance policies that reimburse us at rates materially higher than Medicare rates. Based on our recent experience in negotiating with private payors, we believe that pressure from private payors to decrease the rates they pay us may increase. If the average rates that private payors pay us decline significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

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

The administration of EPO and other drugs accounts for approximately one third of our net operating revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement criteria, the introduction of new drugs and the conversion to alternate types of administration, (for example from intravenous administration to subcutaneous or oral administration, that may in turn result in lower or less frequent dosages) could materially reduce our revenues and earnings from the administration of EPO and other drugs. For example, some Medicare fiscal intermediaries are seeking to implement local medical review policies for EPO and vitamin D analogs that would effectively limit utilization of and reimbursement for these drugs. CMS had indicated that it may issue a new national coverage decision that will direct all fiscal intermediaries with respect to reimbursement coverage for EPO. We do not know if or when CMS will issue such decision, or what it will provide.

In addition, reductions in current private and government reimbursement rates for EPO or other pharmaceutical drugs would also reduce our net earnings and cash flows. For example, both CMS and members of Congress have proposed changes in the Medicare reimbursement rates for many of the outpatient prescription drugs that we administer to dialysis patients.

Adverse developments with respect to EPO could materially reduce our net earnings and cash flows and affect our ability to care for our patients.

Amgen is the sole supplier of EPO and often unilaterally increases its price for EPO. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Although we have contracted coverage for EPO pricing for a fixed time period that includes discount variables depending on certain clinical criteria, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen has developed a new product, Aranesp®, that may replace EPO or reduce its use with dialysis patients. We cannot predict if or when Aranesp® will be introduced to the U.S. dialysis market, what its cost and reimbursement structure will be, or how it may impact our revenues from EPO. Increases in the cost of EPO and the introduction of Aranesp® could have a material adverse effect on our net earnings and cash flows.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net earnings and cash flows.

Approximately 50% of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike most other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. For 2002 through 2004 there has been no increase in the composite rate. In 2005 an increase of only 1.6% has been scheduled. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur with or without a compensating increase in reimbursement rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net earnings and cash flows would be adversely affected.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our operating earnings and cash flows.

CMS is studying changes to the ESRD program, including whether the Medicare composite rate for dialysis should be modified to include additional services that are now separately billable, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate. If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO is approximately 28% of our total Medicare revenue. If EPO were included in the composite rate, and if the rate were not increased sufficiently, our operating earnings and cash flow could decrease substantially.

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

The pending federal reviews of some of our historical practices could result in substantial penalties against us.

We are voluntarily cooperating with the Civil Division of the United States Attorney’s Office and OIG in Philadelphia in a review of some of our practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services. The DOJ has also requested and received information regarding our laboratories. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid reimbursement and to structure all of our relationships with referring physicians to comply with the anti-kickback laws; however, the laws and regulations in this area are complex and subject to varying interpretations. In addition, our historical dependence on manual processes that vary widely across our network of dialysis centers exposes us to greater risk of errors in billing and other business processes.

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

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. Additionally, both current and former medical directors have no obligation to refer their patients to our centers. Also, if quality or service levels at our centers deteriorate if may negatively impact patient referrals and treatment volumes.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of December 31, 2003, there were 25 centers, accounting for nearly 5% of our treatment volume, at which the medical director agreements required renewal on or before December 31, 2004.

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

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other health care providers. This nursing shortage may limit our ability to expand our operations. If we are unable to hire skilled clinical personnel when needed, our operations and treatment growth will be negatively impacted.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on December 31, 2003, these cash bonuses would total approximately $94 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations, the table presents principal repayments and current weighted average interest rates on these obligations as of December 31, 2003. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2003. These rates are based on LIBOR plus margins based upon performance and leverage criteria. The margins currently in effect are between 2.00% to 2.25%.

	Expected maturity date						Total	Fair Value	Average interest rate
	2004	2005	2006	2007	2008	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$6	$1	$1	$2		$3	$13	$13	5.08%
Variable rate	45	45	52	22	$744	247	1,155	1,155	3.69%

Our senior credit facility is based on a floating LIBOR interest rate plus a margin, which is reset periodically and can be locked in for a maximum of six months. As a result, our interest expense is subject to fluctuations as LIBOR interest rates change.

In November 2003, we entered into an interest rate swap agreement to effectively fix the LIBOR benchmark interest rate at 3.39% on an amortizing notional amount of $135 million of our Term Loan B outstanding debt that had the economic effect of fixing the interest rate at 5.64% based upon the margin in effect on December 31, 2003. The agreement expires in November 2008 and requires quarterly interest payments. As of December 31, 2003, the notional amount of the swap was approximately $135 million and its fair value was a $2 million liability. As a result of the swap agreement our overall effective interest rate on the entire credit facility was 3.69% based upon the margin in effect on December 31, 2003.

In January 2004, we entered into another interest rate swap agreement to effectively fix the LIBOR benchmark interest rate at 3.08% on an additional amortizing notional amount of $135 million of our Term Loan B outstanding debt that had the economic effect of fixing the interest rate at 5.33% based upon the margin in effect on January 15, 2004. The agreement expires in January 2009 and requires quarterly interest payments. As a result of these two interest rate swap agreements, as of January 15, 2004, approximately 25% of our outstanding variable rate debt is effectively fixed at a weighted average interest rate of 5.49% and our overall credit facility effective weighted average interest rate was 3.89%, based upon the current margins.

One means of assessing exposure to interest rate changes is duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $6.5 million, $3.5 million and $1.6 million, net of tax, for the years ended December 31, 2003, 2002 and 2001, respectively.

Exchange rate sensitivity

We are currently not exposed to any foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data.

See the Index included at “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

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

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-K.

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

There has not been any change in the Company’s internal control over financial reporting during the fiscal period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

In 2002, we adopted a Corporate Governance Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all of our financial accounting and reporting professionals, who are directly or indirectly involved in the preparation, reporting and fair presentation of our financial statements and Exchange Act Reports. The Code of Ethics is posted on the Company’s website, located at http://www.davita.com, and is included as an Exhibit to this Form 10-K.

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Information concerning nominees to our board of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Information concerning our executive officers” and “Section 16(a) beneficial ownership reporting compliance” and the section entitled “the Audit Committee Financial Expert” included in our definitive proxy statement relating to our 2004 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Compensation of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Executive compensation,” “Employment agreements” and “Compensation committee interlocks and insider participation” included in our definitive proxy statement relating to our 2004 annual stockholder meeting. The compensation committee report and performance graph required by Items 402(k) and (l) of Regulation S-K are not incorporated herein.

Item 12.    Equity Compensation Plan Information.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 31, 2003, including the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, the 1999 Equity Compensation Plan, the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan, the Special Purpose Option Plan (RTC Plan), the 2002 Equity Compensation Plan, the Employee Stock Purchase Plan and the deferred stock unit arrangements. The material terms of each of these plans and arrangements are described in the notes to the December 31, 2003 consolidated financial statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan and the deferred stock unit arrangements were not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	6,076,461	$15.91	10,071,496	16,147,957
Equity compensation plans not requiring shareholder approval	3,351,412	$16.25	92,451	3,443,863

Total	9,427,873	$16.03	10,163,947	19,591,820

Other information required to be disclosed by item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Principal Stockholders, Directors and Officers” included in our definitive proxy statement relating to our 2004 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement relating to our 2004 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Independent Auditors” under the subheadings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” included in our definitive proxy statement relating to our 2004 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(10)

3.4	Bylaws of TRCH, dated October 6, 1995.(3)

4.1	Indenture, dated June 12, 1996 by Renal Treatment Centers, Inc., or RTC, to PNC Bank including form of RTC Note.(4)

4.2	First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.3	Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.4	Indenture, dated as of November 18, 1998, between TRCH and United States Trust Company of New York, as trustee, and form of Note.(5)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent. (6)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(7)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(8)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(9)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(9)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(9)*

10.6	Employment Agreement, effective as of April 19, 2000, by and between TRCH and Steven J. Udicious.(10)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(11)*

10.8	Employment Agreement, dated as of April 1, 2001, by and between DaVita Inc. and Richard K. Whitney.(12)*

10.9	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.*

10.10	Second Amended and Restated 1994 Equity Compensation Plan.(13)*

10.11	First Amended and Restated 1995 Equity Compensation Plan.(13)*

10.12	First Amended and Restated 1997 Equity Compensation Plan.(13)*

10.13	First Amended and Restated Special Purpose Option Plan.(13)*

10.14	1999 Equity Compensation Plan.(14)*

10.15	Amended and Restated 1999 Equity Compensation Plan.(16)*

10.16	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.

10.17	2002 Equity Compensation Plan.(17)*

10.18	Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent (the “Credit Agreement”).(18)

10.19	Amendment No. 1, dated as of December 4, 2001, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent.(10)

10.20	Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement.(18)

10.21	Subsidiary Guaranty, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(18)

10.22	Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

10.23	Credit Agreement, dated as of April 26, 2002, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent (“the Credit Agreement”).(12)**

10.24	Amendment No. 1, dated as of May 9, 2002, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent.(12)

10.25	Security Agreement, dated as of April 26, 2002, made by and among DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement.(12)

10.26	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(12)

10.27	Amendment #4, dated November 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc. (10)**

10.28	Agreement No. 20010259, dated November 16, 2001 between Amgen USA Inc. and Total Renal Care, Inc.(10)**

10.29	Amendment #1, dated December 31, 2002, to Agreement No. 20010259 between Amgen USA Inc. and Total Renal Care, Inc.**

10.30	Amended and Restated Credit Agreement, dated July 15, 2003, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Joint Book Manager, Administrative Agent and Syndication Agent, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent.(15)

10.31	Guarantee Supplement, dated July 15, 2003, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Amended and Restated Credit Agreement.(15)

10.32	Employment Agreement dated as of May 1, 2003, by and between DaVita Inc. and Patrick A. Broderick.(15)*

10.33	Second Amended and Restated Credit Agreement, dated November 18, 2003, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston, Cayman Islands Branch as Joint Book Manager, and Administrative Agent, Banc of America Securities LLC as Joint Book Manager and Bank of America N.A., as Syndication Agent.✓

10.34	Agreement dated December 24, 2003, between Amgen USA Inc. and DaVita Inc.**✓

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges. ✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.✓

21.1	List of our subsidiaries. ✓

23.1	Consent of KPMG LLP.✓

24.1	Powers of Attorney with respect to DaVita.✓(Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated February 27, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 27, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 27, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 27, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.

(3)	Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
(4)	Filed on August 5, 1996 as an exhibit to RTC’s Form 10-Q for the quarter ended June 30, 1996.
(5)	Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
(6)	Filed on November 19, 2002 as an exhibit to our Form 8-K reporting the adoption of the Rights Agreement.
(7)	Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.
(8)	Filed on August 14, 2000 as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.
(9)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(10)	Filed on March 1, 2002 as an exhibit to our Form 10-K for the year ended December 31, 2001.
(11)	Filed on August 15, 2001 as an exhibit to our Form 10-Q for the quarter ended June 30, 2001.
(12)	Filed on May 14, 2002 as an exhibit to our Form 10-Q for the quarter ended March 31, 2002.
(13)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(14)	Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(15)	Filed on August 6, 2003 as an exhibit to our Form 10-Q for the quarter ended June 30, 2003.
(16)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(17)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.
(18)	Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).

(b) Reports on Form 8-K:

Current report on Form 8-K dated February 11, 2004, furnished under Item 9, “Regulation FD Disclosure” and Item 12, “Disclosure of Results of Operations and Financial Condition”, announcing the Company’s financial results for the quarter ended December 31, 2003. A copy of the press release announcing the Company’s financial results for the quarter and year ended December 31, 2003 was attached to Form 8-K as Exhibit 99.1.

DAVITA INC.

REPORT OF MANAGEMENT

Management is responsible for the preparation, integrity and fair presentation of the accompanying consolidated financial statements of DaVita Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgements. Financial information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2003 is consistent with that in the financial statements.

Management has established and maintains a system of internal controls over financial reporting designed to provide reasonable assurance as to the integrity, reliability and accuracy of the financial statements. Management also maintains disclosure controls and procedures designed to accumulate, process and report materially accurate information within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

Internal controls over financial reporting and disclosure controls are periodically reviewed and revised if necessary, and are augmented by appropriate oversight and audit functions, as well as an active Code of Conduct requiring adherence to the highest levels of personal and professional integrity. Management however, recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes.

The consolidated financial statements have been audited and reported on by our independent auditors, KPMG LLP, who report directly to the Audit Committee of the Board of Directors. The Audit Committee, which is comprised solely of independent directors, monitors the integrity of the Company’s financial reporting process and systems of internal controls over financial reporting and disclosure controls, monitors the independence and performance of the Company’s independent auditors, ensures the effectiveness of an anonymous compliance hotline available to all employees, and holds regular meetings without the presence of management.

The Company has carried out an evaluation of the effectiveness of the design and operations of the Company’s internal controls over financial reporting and disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, management has concluded that the Company’s internal controls over financial reporting are adequate to provide reasonable assurance that transactions are fairly presented in the consolidated financial statements, and that disclosure controls and procedures are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this Annual Report.

Kent J. Thiry	Gary W. Beil
Chief Executive Officer	Acting Chief Financial Officer, Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

DaVita Inc.

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/    KPMG LLP

Seattle, Washington

February 20, 2004

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Net operating revenues	$2,016,418	$1,854,632	$1,650,753
Operating expenses and charges:
Patient care costs	1,360,556	1,217,685	1,100,652
General and administrative	159,628	154,073	129,194
Depreciation and amortization	74,687	64,665	105,209
Provision for uncollectible accounts	35,700	26,877	(2,294)
Minority interests and equity income, net	7,312	7,506	7,134

Total operating expenses and charges	1,637,883	1,470,806	1,339,895

Operating income	378,535	383,826	310,858
Debt expense	66,828	71,636	72,438
Refinancing charges (gains)	26,501	48,930	(1,629)
Other income, net	3,060	3,997	2,518

Income before income taxes	288,266	267,257	242,567
Income tax expense	112,475	109,928	105,252

Net income	$175,791	$157,329	$137,315

Earnings per share:
Basic	$2.79	$2.19	$1.64

Diluted	$2.49	$1.96	$1.52

Weighted average shares for earnings per share:
Basic	62,897,000	71,831,000	83,768,000

Diluted	75,840,000	90,480,000	103,454,000

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$175,791	$157,329	$137,315
Unrealized loss on securities, net of tax of $590	(924)

Comprehensive income	$174,867	$157,329	$137,315

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$61,657	$96,475
Accounts receivable, less allowance of $52,554 and $48,927	387,933	344,292
Medicare lab recoveries	19,000
Inventories	32,853	34,929
Other current assets	43,875	28,667
Deferred income taxes	59,740	40,163

Total current assets	605,058	544,526
Property and equipment, net	342,447	298,475
Amortizable intangibles, net	49,971	63,159
Investments in third-party dialysis businesses	3,095	3,227
Other long-term assets	10,771	1,520
Goodwill	934,188	864,786

	$1,945,530	$1,775,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$71,868	$77,890
Other liabilities	112,654	101,389
Accrued compensation and benefits	100,909	95,435
Current portion of long-term debt	50,557	7,978
Income taxes payable	26,832	9,909

Total current liabilities	362,820	292,601
Long-term debt	1,117,002	1,311,252
Other long-term liabilities	19,310	9,417
Deferred income taxes	106,240	65,930
Minority interests	33,287	26,229
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 89,870,803 and 88,874,896 shares issued)	90	89
Additional paid-in capital	539,575	519,369
Retained earnings	389,128	213,337
Treasury stock, at cost (25,368,019 and 28,216,177 shares)	(620,998)	(662,531)
Accumulated comprehensive income valuations	(924)

Total shareholders’ equity	306,871	70,264

	$1,945,530	$1,775,693

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$175,791	$157,329	$137,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,687	64,665	105,209
Refinancing charges	26,501	48,930	(1,629)
Loss (gain) on divestitures	2,130	(1,151)	(71)
Deferred income taxes	20,914	62,172	10,093
Non-cash debt expense	3,124	3,217	2,396
Stock option expense and tax benefits	20,180	22,212	17,754
Equity investment income	(1,596)	(1,791)	(2,126)
Minority interests in income of consolidated subsidiaries	8,908	9,299	9,260
Distributions to minority interests	(7,663)	(6,165)	(7,942)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(41,369)	(17,699)	(37,167)
Medicare lab recoveries	(19,000)
Inventories	3,159	(342)	(13,575)
Other current assets	(13,297)	(19,089)	3,321
Other long-term assets	4,692	527	227
Accounts payable	(6,875)	10,822	(3,906)
Accrued compensation and benefits	5,821	6,837	17,990
Other current liabilities	9,958	2,585	9,728
Income taxes	17,810	(4,821)	17,757
Other long-term liabilities	9,773	4,458	157

Net cash provided by operating activities	293,648	341,995	264,791

Cash flows from investing activities:
Additions of property and equipment, net	(100,272)	(102,712)	(51,233)
Acquisitions and divestitures, net	(97,370)	(18,511)	(66,939)
Investments in and advances to affiliates, net	4,456	5,064	25,217
Intangible assets	(790)	(342)	(11)

Net cash used in investing activities	(193,976)	(116,501)	(92,966)

Cash flows from financing activities:
Borrowings	4,766,276	2,354,105	1,709,996
Payments on long-term debt	(4,797,994)	(1,855,199)	(1,866,232)
Debt redemption premium	(14,473)	(40,910)
Deferred financing costs	(4,193)	(10,812)	(9,285)
Net proceeds from issuance of common stock	23,056	29,257	19,560
Purchase of treasury shares	(107,162)	(642,171)	(20,360)

Net cash used in financing activities	(134,490)	(165,730)	(166,321)

Net (decrease) increase in cash and cash equivalents	(34,818)	59,764	5,504
Cash and cash equivalents at beginning of year	96,475	36,711	31,207

Cash and cash equivalents at end of year	$61,657	$96,475	$36,711

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional paid-in Capital	Notes receivable from shareholders	Retained earnings (deficit)	Treasury Stock		Accumulated comprehensive income valuations	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2000	82,136	$82	$430,676	$(83)	$(81,307)				$349,368

Shares issued to employees and others	132		602						602
Options exercised	3,141	3	18,872						18,875
Repayment of notes receivable, net of interest accrued				83					83
Income tax benefit on stock options exercised			17,087						17,087
Stock option expense			667						667
Net income					137,315				137,315
Treasury stock purchases						(889)	$(20,360)		(20,360)

Balance at December 31, 2001	85,409	85	467,904	—	56,008	(889)	(20,360)		503,637

Shares issued to employees and others	45		798						798
Options exercised	3,421	4	28,455						28,459
Income tax benefit on stock options exercised			22,150						22,150
Stock option expense			62						62
Net income					157,329				157,329
Treasury stock purchases						(27,327)	(642,171)		(642,171)

Balance at December 31, 2002	88,875	89	519,369	—	213,337	(28,216)	(662,531)		70,264

Shares issued upon conversion of debt			14,076			4,884	114,700		128,776
Shares issued to employees and others	42		873						873
Deferred stock unit shares issued			(220)			33	770		550
Options exercised	954	1	(14,703)			1,373	33,225		18,523
Income tax benefit on stock options exercised			20,204						20,204
Stock option expense			(24)						(24)
Net income					175,791				175,791
Treasury stock purchases						(3,442)	(107,162)		(107,162)
Unrealized loss on securities								$(924)	(924)

Balance at December 31, 2003	89,871	$90	$539,575	$—	$389,128	(25,368)	$(620,998)	$(924)	$306,871

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgements at the time made. All significant assumptions and estimates underlying the reported amounts in the financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. Specific estimating risks and contingencies are further addressed in these notes to the consolidated financial statements.

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

Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for dialysis and ancillary services to patients. A usual and customary fee schedule is maintained for dialysis treatments and other patient services; however, actual collectible revenue is at a discount to the fee schedule. Medicare and Medicaid program reimbursement rates are established by statute or regulation. Most nongovernmental payors, including contracted managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to adjust to the expected net realizable revenue for services provided.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Contractual allowances along with provisions for uncollectible accounts are estimated based upon credit risks of third-party payors, contractual terms, inefficiencies in our billing and collection processes, regulatory compliance issues and historical collection experience.

Management and administrative support services are provided to dialysis centers and physician practices not owned by the Company. The management fees are principally determined as a percentage of the managed operations’ revenues or cash collections, and are included in net operating revenues as earned.

Other income

Other income includes interest income on cash investments and other non-operating gains and losses.

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

Goodwill

Goodwill represents the difference between the purchase cost of acquired businesses and the fair value of the identifiable tangible and intangible net assets acquired. Under Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets goodwill is not amortized after December 31, 2001 but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the book value of goodwill exceeds its fair value. The Company operates as one reporting unit for goodwill impairment assessments. If this standard had been effective as of January 1, 2001, net income and diluted net income per share would have been $162,350 or $1.76 per share for 2001.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Impairment of long-lived assets

Long-lived assets, including property and equipment, investments, and amortizable intangible assets, are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in our business strategy and plans. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals.

Income taxes

Federal and state income taxes are computed at current enacted tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, as well as changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, which are measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liability or asset is expected to be realized, and any changes in the valuation allowance caused by a change in judgement about the realizability of the related deferred tax assets.

Minority interests

Consolidated income is reduced by the proportionate amount of income accruing to minority interests. Minority interests represent the equity interests of third-party owners in consolidated entities which are not wholly-owned. As of December 31, 2003, there were 30 consolidated entities with third-party minority ownership interests.

Stock-based compensation

Stock-based compensation for employees is determined in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, as allowed under SFAS No. 123 Accounting for Stock-Based Compensation. Stock option grants to employees do not result in an expense if the exercise price is at least equal to the market price at the date of grant. Stock option expense is also measured and recorded for certain modifications to stock options as required under FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation. Stock options issued to non-employees and restricted stock units are valued using the Black-Scholes model and amortized over the respective vesting periods.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pro forma net income and earnings per share.    If the Company had adopted the fair value-based compensation expense provisions of SFAS No. 123 upon the issuance of that standard, net income and net income per share would have been adjusted to the pro forma amounts indicated below:

Pro forma—As if all stock options were expensed	Year ended December 31,
	2003	2002	2001
Net income:
As reported	$175,791	$157,329	$137,315
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,036	753	1,119
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(9,554)	(10,182)	(18,350)

Pro forma net income	$167,273	$147,900	$120,084

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$167,273	$147,900	$120,084

Weighted average shares outstanding	62,835	71,787	83,768
Vested restricted stock units	62	44

Weighted average shares for basic earnings per share calculation	62,897	71,831	83,768

Basic net income per share—Pro forma	$2.66	$2.06	$1.43

Basic net income per share—As reported	$2.79	$2.19	$1.64

Pro forma diluted earnings per share:
Pro forma net income	$167,273	$147,900	$120,084
Debt expense savings, net of tax, from assumed conversion of convertible debt	13,011	19,661	4,222

Pro forma net income for diluted earnings per share calculations	$180,284	$167,561	$124,306

Weighted average shares outstanding	62,835	71,787	83,768
Vested restricted stock units	62	44
Assumed incremental shares from stock plans	2,838	4,184	2,708
Assumed incremental shares from convertible debt	9,951	15,394	4,879

Weighted average shares for diluted earnings per share calculations	75,686	91,409	91,355

Diluted net income per share—Pro forma	$2.38	$1.83	$1.36

Diluted net income per share—As reported	$2.49	$1.96	$1.52

The fair values of stock option grants were estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% and weighted average expected volatility of 40% for all periods; risk-free interest rates of 2.07%, 3.99% and 4.44% and weighted average expected lives of 3.5, 3.5 and 3.8 years.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

New accounting standards

In January 2003 the FASB issued Interpretation (FIN) No. 46 Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. Adoption of this standard did not have a material effect on our consolidated financial statements.

SFAS No. 150 Accounting for certain financial instruments with characteristics of both liabilities and equity was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires certain mandatorily redeemable instruments such as the liability for other owners’ interests in limited-life entities to be measured based upon the fair values of the limited-life entities assets, with changes in the liability reported as interest costs. At the October 29, 2003 FASB Board meeting, the Board decided to defer indefinitely the effective date of Statement 150 related to classification and measurement requirements, but not the disclosure requirements, for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation. Our consolidated partnerships include interests in limited-life companies for which third-party interests are reflected in “minority interests” in the financial statements. See note 18.

Reclassification of previously reported extraordinary losses: In accordance with SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections, which became effective as of January 1, 2003, an after-tax loss of $29,358 in 2002 and an after-tax gain of $977 in 2001, resulting from the extinguishment of debt previously classified as extraordinary items, have been reclassified to a pre-tax refinancing charge of $48,930 for 2002 and a pre-tax gain of $1,629 for 2001. The classification change had no impact on net earnings. In 2002, the refinancing charges of $48,930 related to debt restructuring, which included retiring $225,000 9¼% Senior Subordinated Notes due 2011 and extinguishing our then existing senior credit facilities. In 2001, the refinancing gain of $1,629 related to the write-off of deferred financing costs offset by the accelerated recognition of deferred interest rate swap liquidation gains as a result of debt refinancing.

FASB Interpretation (FIN) No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued in November 2002. Under FIN No. 45 the recognition and initial measurement provisions became effective to prospective guarantees issued or modified after December 31, 2002. The Interpretation clarifies the requirements for a guarantor’s disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding and also clarifies that guarantees are required to be recognized in the financial statements and measured initially at fair value including the guarantors’ ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

2.    Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of convertible debt (under the if-converted method), and stock options and unvested restricted stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share)
Basic:
Net income	$175,791	$157,329	$137,315

Weighted average shares outstanding during the year	62,835	71,787	83,768
Vested restricted stock units	62	44

Weighted average shares for basic earnings per share calculations	62,897	71,831	83,768

Basic net income per share	$2.79	$2.19	$1.64

Diluted:
Net income	$175,791	$157,329	$137,315
Debt expense savings, net of tax, from assumed conversion of convertible debt	13,011	19,661	19,449

Net income for diluted earnings per share calculations	$188,802	$176,990	$156,764

Weighted average shares outstanding during the year	62,835	71,787	83,768
Vested restricted stock units	62	44
Assumed incremental shares from stock plans	2,992	3,255	4,292
Assumed incremental shares from convertible debt	9,951	15,394	15,394

Weighted average shares for diluted earnings per share calculations	75,840	90,480	103,454

Diluted net income per share	$2.49	$1.96	$1.52

Options to purchase 174,535 shares at $28.10 to $39.35 per share, 881,350 shares at $23.63 to $33.00 per share and 630,668 shares at $19.04 to $33.00 per share were excluded from the diluted earnings per share calculations for 2003, 2002 and 2001, respectively, because they were anti-dilutive. The calculation of diluted earnings per share assumes conversion of both the 5 5/8% and 7% convertible subordinated notes for 2001, 2002 and the pro-rata periods such notes were outstanding in 2003.

3.    Accounts receivable

The provisions for uncollectible accounts receivable, prior to offsetting recoveries in 2003, 2002 and 2001 were $35,700, $32,069 and $32,926, respectively. The provisions before cash recoveries in 2003, 2002 and 2001 were approximately 1.8%, 1.8% and 2.0% of current operating revenues, respectively. During 2002 and 2001, substantial improvements were made in the Company’s billing and collection processes, and cash recoveries of $5,192 and $35,220 were realized during 2002 and 2001 on accounts receivable reserved in 1999.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

4.    Other current assets

Other current assets were comprised of the following:

	December 31,
	2003	2002
Supplier rebates and other non-trade receivables	$29,745	$16,567
Operating advances under administrative services agreements	10,416	3,284
Prepaid expenses and deposits	3,714	8,816

	$43,875	$28,667

Operating advances under administrative services agreements are unsecured.

5.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2003	2002
Land	$820	$932
Buildings	5,494	5,084
Leasehold improvements	261,437	204,778
Equipment	361,365	301,285
Additions in progress	19,349	49,466

	648,465	561,545
Less accumulated depreciation and amortization	(306,018)	(263,070)

	$342,447	$298,475

Depreciation and amortization expense on property and equipment was $64,398, $54,701 and $53,182 for 2003, 2002 and 2001, respectively.

Applicable interest charges incurred during significant facility expansion and construction are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized was $1,523, $1,888 and $751 for 2003, 2002 and 2001, respectively.

6.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2003	2002
Noncompetition agreements	$112,407	$104,479
Deferred debt issuance costs	9,851	24,666

	122,258	129,145
Less accumulated amortization	(72,287)	(65,986)

	$49,971	$63,159

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Amortization expense from noncompetition agreements was $10,289, $9,964 and $10,162 for 2003, 2002 and 2001, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 11.

Scheduled amortization charges from amortizable intangible assets as of December 31, 2003 were as follows:

	Noncompetition agreements	Deferred debt issuance costs
2004	10,302	1,836
2005	9,550	1,576
2006	8,239	1,303
2007	6,350	1,042
2008	3,668	895
Thereafter	5,077	133

7.    Investments in third-party dialysis businesses

Investments in third-party dialysis businesses and related advances were $3,095 and $3,227 at December 31, 2003 and 2002. During 2003, 2002 and 2001, the Company recognized income of $1,596, $1,791 and $2,126, respectively, relating to investments in non-consolidated businesses under the equity method. These amounts are included as a reduction to minority interests in the consolidated statement of income.

8.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2003	2002
Balance at January 1	$864,786	$855,760
Acquisitions	70,700	15,260
Divestitures	(1,298)	(6,234)

Balance at December 31	$934,188	$864,786

Amortization expense applicable to goodwill was $0 for 2003 and 2002, and $41,865 for 2001. The book value of goodwill was reduced from its original cost by $169,383 in amortization accumulated through December 31, 2000.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A reconciliation of the Company’s results previously reported to results excluding goodwill amortization is as follows:

	Year ended December 31,
	2003	2002	2001
Reported net income	$175,791	$157,329	$137,315
Add back: Goodwill amortization, net of tax			25,035

Adjusted net income	$175,791	$157,329	$162,350

Basic earnings per common share:
Reported net income	$2.79	$2.19	$1.64
Add back: Goodwill amortization, net of tax			$0.30

Adjusted net income	$2.79	$2.19	$1.94

Diluted earnings per common share:
Reported net income	$2.49	$1.96	$1.52
Add back: Goodwill amortization, net of tax			$0.24

Adjusted net income	$2.49	$1.96	$1.76

9.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2003	2002
Payor deferrals and refunds	$76,235	$70,406
Deferred revenue	8,727
Accrued interest	878	12,476
Accrued tax liabilities	6,229	6,389
Disposition accruals	2,539	3,829
Other	18,046	8,289

	$112,654	$101,389

10.    Income taxes

Income tax expense consisted of the following:

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$75,817	$40,094	$76,084
State	15,151	7,366	19,076
Deferred:
Federal	17,966	50,012	6,931
State	3,541	12,456	3,161

	$112,475	$109,928	$105,252

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2003	2002
Asset impairment losses	$35,817	$38,844
Receivables, primarily allowance for doubtful accounts	16,882	18,583
Accrued liabilities	44,861	23,510
Other	11,683	10,124

Deferred tax assets	109,243	91,061
Valuation allowance	(37,200)	(38,669)

Net deferred tax assets	72,043	52,392

Property and equipment	(42,614)	(25,739)
Intangible assets	(73,268)	(49,838)
Other	(2,661)	(2,582)

Deferred tax liabilities	(118,543)	(78,159)

Net deferred tax liabilities	$(46,500)	$(25,767)

At December 31, 2003, the Company had state net operating loss carryforwards of approximately $26,000 that expire through 2023. The Company has also incurred losses on certain operations that are not included in its consolidated tax return. The utilization of these losses may be limited in future years based on the profitability of certain corporations. In prior years, the Company recognized capital losses for impairments and sales of certain of its assets of which realization of a tax benefit is not certain. The Company has recorded a valuation allowance of $37,200 against these deferred tax assets. The valuation allowance decreased by $1,469 in 2003, primarily reflecting the tax benefit of losses that are expected to be utilized based on the profitability of certain consolidated entities.

The reconciliation between our effective tax rate and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2003	2002	2001
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	4.9	5.8
Nondeductible amortization of intangible assets			0.4
Changes in deferred tax valuation allowances	(0.4)	0.1	0.3
Other	0.1	1.0	1.9

Effective tax rate	39.0%	41.0%	43.4%

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

11.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2003	2002
Senior secured credit facility, Term Loan A	$118,310
Senior secured credit facility, Term Loan B	1,035,889	$841,825
Convertible subordinated notes, 7%, due 2009		345,000
Convertible subordinated notes, 5 5/8%, due 2006		125,000
Acquisition obligations and other notes payable	5,416	585
Capital lease obligations	7,944	6,820

	1,167,559	1,319,230
Less current portion	(50,557)	(7,978)

	$1,117,002	$1,311,252

Scheduled maturities of long-term debt at December 31, 2003 were as follows:

2004	50,557
2005	46,094
2006	52,482
2007	24,316
2008	744,303
Thereafter	249,807

Included in debt expense was interest, net of capitalized interest, of $63,705, $68,420 and $69,978 for 2003, 2002 and 2001, respectively. Also included in debt expense were amortization and write-off of deferred financing costs of $3,123, $3,216 and $2,460 for 2003, 2002 and 2001, respectively.

In the first quarter of 2003, the Company borrowed $150,000 that was available under the Term Loan A of its credit facility. The Term Loan A bears interest at LIBOR plus 2.00%, for an overall effective rate of 3.19% at December 31, 2003, with provision to potentially further reduce the interest rate to LIBOR plus 1.50% under certain circumstances. The Term Loan A matures in March 2007 and requires annual principal payments of $33,800 in years 2004 and 2005, $40,100 in 2006 and $10,600 in 2007.

In the third quarter of 2003, the Company completed a call for redemption of all of its outstanding $125,000 5 5/8% Convertible Subordinated Notes due 2006. Holders of the 5 5/8% Notes had the option to convert their Notes into shares of DaVita common stock at a price of $25.62 per share or receive cash at 1.0169 times the principal amount of the 5 5/8% Notes, plus accrued interest. In July 2003, the Company issued 4,868,352 shares of common stock from treasury stock for the conversion of $124,700 of the 5 5/8% Notes, and redeemed the balance for cash and accrued interest.

In the third quarter of 2003, the Company also entered into an amended credit agreement in order to, among other things, lower the overall interest rate. The Company also acquired an additional $200,000 of borrowings under the replacement Term Loan B, which amounted to $1,042,000. In November 2003, the Company entered into a second amended and restated credit agreement in order to again lower the interest rate on the Term Loan B and to modify certain covenants. The Term Loan B currently bears interest at LIBOR plus 2.25% for an overall

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

effective rate of 3.42% at December 31, 2003, with a provision to potentially further reduce the interest rate to LIBOR plus 2.00% under certain circumstances. The aggregate annual principal payments for the Term Loan B are approximately $11,000 in the first four years of the agreement, $255,000 in the fifth year and $741,000 in the sixth year, due no later than March 2009. As of December 31, 2003 the Company had a $115,000 undrawn revolving credit facility of which $15,138 was committed for outstanding letters of credit.

In the second half of 2003, the Company completed two calls for redemption of all of its outstanding $345,000 7% Convertible Subordinated Notes due 2009. Holders of the 7% Notes had the option to convert their Notes into shares of DaVita common stock at a price of $32.81 per share or receive cash at 1.042 times the principal amount of the 7% Notes, plus accrued interest. $344,500 of the Notes were redeemed for $359,000 in cash plus accrued interest, and the balance was converted into 16,030 shares of common stock.

In 2003, the excess consideration paid over the book value to redeem the Convertible Subordinated Notes and the write-off of deferred financing costs and financing fees associated with amending our bank credit agreement resulted in refinancing charges of $26,501.

In the first quarter of 2002, the Company initiated a recapitalization plan to restructure the Company’s debt and repurchase common stock. In the initial phase of the recapitalization plan the Company retired all of its $225,000 outstanding 9¼% Senior Subordinated Notes due 2011 for $266,000. Concurrent with the retirement of this debt, the Company secured a new senior credit facility agreement in the amount of $1,115,000. The excess of the consideration paid over the book value of the Senior Subordinated Notes and related write-off of the deferred financing costs associated with extinguishing the existing senior credit facility and the notes resulted in refinancing charges of $48,930. The senior credit facility consisted of a Term Loan A for $150,000, a Term Loan B for $850,000 and a $115,000 undrawn revolving credit facility, which includes up to $50,000 available for letters of credit. During the second quarter of 2002, the Company borrowed all $850,000 of the Term Loan B, and $841,825 of the Term Loan B remained outstanding as of December 31, 2002.

Interest rate swap agreements

In November 2003, the Company entered into an interest rate swap agreement to effectively fix the LIBOR benchmark interest rate at 3.39% on an amortizing notional amount of $135,000 of the Term Loan B outstanding debt that had the economic effect of fixing the interest rate at 5.64% based upon the margin in effect on December 31, 2003. The agreement expires in November 2008 and requires quarterly interest payments. As of December 31, 2003, the notional amount of the swap was approximately $135,000 and its fair value was a $2,000 liability, resulting in a charge to other comprehensive income of approximately $1,000, net of tax. As a result of the swap agreement, the Company’s effective interest rate on its entire credit facility was 3.69% based upon the margin in effect on December 31, 2003.

In January 2004, the Company entered into another interest rate swap agreement to effectively fix the LIBOR benchmark interest rate at 3.08% on an additional amortizing notional amount of $135,000 of the Term Loan B outstanding debt that had the economic effect of fixing the interest rate at 5.33% based upon the current margin. The agreement expires in January 2009 and requires quarterly interest payments. As a result of these two swap agreements, the Company’s effective interest rate on its entire credit facility was 3.89% based upon the margin in effect on January 15, 2004.

12.    Leases

The majority of the Company’s facilities are leased under noncancelable operating leases. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Capital leases are for equipment.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Future minimum lease payments under noncancelable operating leases and under capital leases are as follows:

	Operating leases	Capital leases
2004	$62,064	$1,460
2005	59,448	1,358
2006	55,796	1,335
2007	50,114	2,896
2008	43,180	685
Thereafter	152,300	3,764

	$422,902	11,498

Less portion representing interest		(3,554)

Total capital lease obligation, including current portion		$7,944

Rental expense under all operating leases for 2003, 2002 and 2001 was $71,432, $61,008 and $54,347, respectively. The net book value of property and equipment under capital lease was $7,811 and $7,017 at December 31, 2003 and 2002, respectively. Capital lease obligations are included in long-term debt (see Note 11).

13.    Shareholders’ equity

During 2003, the Company repurchased a total of 3,441,900 shares of common stock for $107,162 or an average of $31.13 per share, pursuant to Board of Directors’ authorizations. As of December 31, 2003, the Company had approximately $146,000 remaining to repurchase shares of its common stock in the open market pursuant to a $200,000 Board of Directors’ authorization.

In March 2002, the Company initiated a recapitalization plan consisting of restructuring debt as discussed in Note 11 and repurchasing common stock. Under this plan, the Company repurchased 16,682,337 shares of its common stock for approximately $402,100, or $24.10 per share through a modified dutch auction tender offer in June 2002. From May through December 2002, the Company also purchased 7,699,440 shares in the open market for $172,200 under a $225,000 Board of Directors’ authorization. For the year ended December 31, 2002, stock repurchases, including 2,945,700 shares acquired prior to initiating the recapitalization plan, amounted to 27,327,477 shares for $642,200, at a composite average cost of $23.50 per share.

Stock-based compensation plans

The Company’s stock-based compensation plans are described below.

2002 Plan.    On April 11, 2002, the Company’s shareholders approved the DaVita Inc. 2002 Equity Compensation Plan. This plan provides for grants of stock awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The plan requires that stock option grants are issued with exercise prices not less than the market price of the stock on the date of grant and requires a maximum award term of five years. Stock options granted under this plan are generally non-qualified awards that vest over four years from the date of grant. Shares available under the 2002 Plan may also be replenished by shares repurchased by the Company from the cash proceeds and actual tax savings from award exercises under the 2002 or predecessor plans.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

On May 21, 2003 the shareholders approved an amendment to reduce shares authorized to the 2002 Plan by 1,661,000 and to authorize plan awards in the form of restricted stock, restricted stock units, stock issuances (“full share awards”), stock appreciation rights and other equity-based awards. Full share awards will reduce total shares available under the plan at a rate of 2.75:1. At December 31, 2003, there were 989,231 awards outstanding and 9,463,642 shares available for future grants under the 2002 Plan, including 985,627 shares reserved to the 2002 Plan under its replenishment provision.

Predecessor plans.    Upon shareholder approval of the 2002 Plan, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and all predecessor plan options cancelled become available for new awards under the 2002 Plan. Options granted under these plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum terms of five to 10 years. The RTC plan, a special purpose option plan related to the RTC merger, was also terminated in 1999. At December 31, 2003 there were 5,087,230 stock options outstanding under these terminated plans.

1999 Plan.    The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services other than executive officers and members of the board of directors. There are 6,000,000 common shares reserved for issuance under this plan. Options granted under this plan generally vest over four years from the date of grant. Grants are generally issued with exercise prices equal to the market price of the stock on the date of grant and maximum terms of five years. At December 31, 2003 there were 3,108,875 options outstanding and 92,451 shares available for future grants under this plan.

A combined summary of the status of these stock-based compensation plans is as follows:

	Year ended December 31,
	2003		2002		2001
	Awards	Weighted average exercise price	Awards	Weighted average exercise price	Awards	Weighted average exercise price
Outstanding at beginning of year	9,891,975	$13.61	11,280,730	$9.36	14,668,579	$8.96
Granted	2,009,251	20.29	2,769,500	23.33	1,609,000	17.44
Exercised	(2,327,208)	7.96	(3,420,950)	8.32	(3,141,326)	6.01
Cancelled	(388,682)	14.90	(737,305)	9.59	(1,855,523)	18.88

Outstanding at end of year	9,185,336	$16.45	9,891,975	$13.61	11,280,730	$9.36

Awards exercisable at year end	3,439,354		3,651,702		4,331,910

Weighted-average fair value of awards granted during the year		$7.51		$7.99		$6.31

Awards granted in 2003 include 86,751 full share awards. During 2001, 1,170,000 options with exercise prices over $15.00 were voluntarily relinquished and no replacement options were issued.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The following table summarizes information about stock plan awards outstanding at December 31, 2003:

Range of exercise prices	Awards Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 5.00	474,535	1.8	$2.20	391,345	$2.67
$ 5.01–$10.00	2,412,754	3.0	6.89	1,869,337	6.86
$10.01–$15.00	234,853	2.0	11.02	159,978	11.05
$15.01–$20.00	1,313,598	2.5	17.30	651,349	17.48
$20.01–$25.00	4,394,928	3.6	22.26	153,803	22.03
$25.01–$30.00	194,056	3.9	26.51	70,930	26.55
$30.01–$35.00	155,612	3.8	31.98	142,612	32.12
$35.01–$40.00	5,000	4.9	39.35	0	0

	9,185,336	3.2	$16.45	3,439,354	$10.72

Deferred stock unit arrangements.    The Company also made awards of restricted stock units to members of the Board of Directors and certain key executive officers in 2003, 2002 and 2001. These awards vest over one to four years and will be settled in cash or stock, as they vest or at a later date at the election of the recipient. Awards of 55,923, 91,474 and 128,913 shares, at grant-date fair values of $1,152, $2,159 and $2,000, were made in 2003, 2002 and 2001, respectively.

Compensation expense associated with the above stock-based compensation plans and arrangements of $1,695, $1,246 and $1,865 was recognized in 2003, 2002 and 2001, respectively.

Employee stock purchase plan.    The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through an optional lump sum payment made in advance of the first day of the purchase right period. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Each purchase right period begins on January 1 or July 1, as elected by the employee, and ends on December 31. Payroll withholdings related to the plan, included in accrued employee compensation and benefits, were $968, $882 and $820 at December 31, 2003, 2002 and 2001. Subsequent to December 31, 2003, 2002 and 2001, 37,386, 41,638 and 44,909 shares, respectively, were issued to satisfy obligations under the plan.

The fair value of the employees’ purchase rights was estimated on the beginning dates of the purchase right periods using the Black-Scholes model with the following assumptions for grants on July 1, 2003, January 1, 2003, July 1, 2002, January 1, 2002, July 1, 2001, and January 1, 2001, respectively: dividend yield of 0% and expected volatility of 40% for all periods; risk-free interest rates of 1.1%, 1.1%, 3.6%, 4.0%, 3.3% and 4.9%; and expected lives of 0.5 and 1.0 years. Using these assumptions, the weighted-average fair value of purchase rights granted were $7.18, $7.69, $2.53, $3.68, $2.44 and $3.08, respectively.

Shareholder rights plan.    The Company’s Board of Directors approved a shareholder rights plan on November 14, 2002. This plan is designed to assure that DaVita’s shareholders receive fair treatment in the event of any proposed takeover of DaVita.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pursuant to this plan, the Board approved the declaration of a dividend distribution of one common stock purchase right on each outstanding share of its common stock payable on December 10, 2002 to holders of record of DaVita common stock on November 29, 2002. This rights distribution was not taxable to DaVita shareholders. One purchase right is also attached to each of the Company’s new shares issued or shares reissued from treasury. These rights will become exercisable if a person or group acquires, or announces a tender offer for, 15% or more of DaVita’s outstanding common stock. The triggering person’s stock purchase rights will become void at that time and will not become exercisable.

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

14.    Transactions with related parties

Richard K. Whitney, the Company’s former Chief Financial Officer, received a loan from the Company in the principal amount of $65 bearing interest at a rate of 7% per year in July 1997. Mr. Whitney used the proceeds of this loan in the purchase of his principal residence. In February 2001 Mr. Whitney prepaid this loan in full plus accrued interest.

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

15.    Employee benefit plans

The Company has a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute up to 20% of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. Effective January 1, 2002 the Company no longer provides any matching or profit sharing contributions. In 2001, the Company made a matching contribution totaling $62.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

During 2000, the Company established the DaVita Inc. Profit Sharing Plan. Contributions to this defined contribution benefit plan are made at the discretion of the Company as determined and approved by the Board of Directors. All contributions are deposited into an irrevocable trust. The profit sharing award for each eligible participant is based upon the achievement of employee-specific and/or corporate financial and operating goals. During 2003, 2002 and 2001, the Company recognized expense of $11,900, $17,440 and $14,935, respectively.

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

Florida laboratory

The Company’s Florida-based laboratory subsidiary has been the subject of a third-party carrier review of its Medicare reimbursement claims. The carrier has reviewed claims for six separate review periods. In 1998 the carrier issued a formal overpayment determination in the amount of $5,600 for the first review period (January 1995 to April 1996). The carrier also suspended all payments of Medicare claims from the laboratory beginning in May 1998. In 1999, the carrier issued a formal overpayment determination in the amount of $15,000 for the second review period (May 1996 to March 1998). Subsequently, the carrier informed the Company that $16,100 of the suspended claims for the third review period (April 1998 to August 1999), $11,600 of the suspended claims for the fourth review period (August 1999 to May 2000), $2,900 of the suspended claims for the fifth review period (June 2000 through December 2000) and $900 of the suspended claims for the sixth review period (December 2000 through May 2001) were not properly supported by the prescribing physicians’ medical justification.

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

In June 2002, an administrative law judge ruled that the sampling procedures and extrapolations that the carrier used as the basis of its overpayment determinations for the first two review periods were invalid. This decision invalidated the carrier’s overpayment determinations for the first two review periods. Recently, the carrier’s hearing officer rendered partially favorable decisions on appeal for the third and fourth review periods. The Company also filed requests for appeal to an administrative law judge on the unfavorable portions of the decisions on the third and fourth review periods, which involves approximately $7,000 in disputed claims. The Company also filed a notice of appeal to the carrier for the fifth and sixth review periods, which involves approximately $4,000 in disputed claims.

During 2000 the Company stopped accruing Medicare revenue from this laboratory because of the uncertainties regarding both the timing of resolution and the ultimate revenue valuations. Following the favorable

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

ruling by the administrative law judge in 2002 related to the first two review periods covering January 1995 to March 1998, the carrier lifted the payment suspension and began making payments in July 2002 for lab services provided subsequent to May 2001. After making its determination with respect to the fifth and sixth review periods in December 2002, the carrier paid the additional amounts that it is not disputing for the second through sixth review periods. As of December 31, 2002, the Company had received $69,000, which represented approximately 70% of the total outstanding Medicare lab billings for the period from January 1995 through June 2002. Approximately $10,000 of these collections related to 2002 lab services provided through June 2002. In addition to processing prior period claims, the carrier also began processing and paying billings for current period services on a timely basis in the third quarter of 2002. Based on these developments, the Company began recognizing estimated current period Medicare lab revenue in the third quarter of 2002. In the fourth quarter of 2003, the Company recognized additional recoveries of $24,000, principally for review periods three and four, based on the hearing officer’s most recent findings.

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

17.    Concentrations

Revenues associated with patients whose primary coverage is under Medicare, Medicaid and other government-based programs accounted for approximately 58%, 59% and 60% of total dialysis revenues in the continental U.S. for 2003, 2002 and 2001, respectively. Accounts receivable from Medicare and Medicaid were approximately $115,000 as of December 31, 2003. No other single payor accounted for more than 5% of total accounts receivable.

A significant physician-prescribed pharmaceutical administered during dialysis, erythropoietin (EPO), is provided by a sole supplier and accounts for approximately one fourth of net operating revenues. Although the Company currently receives discounted prices for EPO, the supplier has unilateral pricing discretion and in the future the Company may not be able to achieve the same price levels historically obtained.

18.    Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of December 31, 2003, the Company’s potential obligations under these put options totaled approximately $60,000 of which approximately $38,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to administrative services agreements and minority-owned centers of approximately $15,000.

The Company has mandatorily redeemable instruments in connection with certain consolidated partnerships, consisting of future distributions for the minority partner’s interests in these limited-life entities which dissolve after terms of ten to fifty years. As of December 31, 2003, such distributions would be valued below the related minority interests balances in the consolidated financial statements.

Other than operating leases disclosed in Note 12, and the letters of credit and the interest rate swap agreements, as disclosed in Note 11, the Company has no off balance sheet financing arrangements as of December 31, 2003.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

19.    Acquisitions and divestitures

Acquisitions

Acquisition amounts were as follows:

	Year ended December 31,
	2003	2002	2001

Cash paid, net of cash acquired	$99,645	$19,977	$36,330
Application of investments in and advances to previously managed businesses			25,320
Deferred purchase payments and acquisition obligations	5,146	100	6,300

Aggregate purchase cost	$104,791	$20,077	$67,950

Number of chronic dialysis centers acquired	27	11	21

Aggregate purchase costs of acquired dialysis centers	$84,102	$20,077	$67,950

The assets and liabilities of the acquired operations were recorded at their estimated fair market values at the dates of acquisition. The results of operations of these centers have been included in the financial statements from their designated effective acquisition dates. The nearest month-end has been designated as the effective date for recording acquisitions that close during the month because there were no partial month accounting cutoffs and partial month results associated with these acquisitions would not have a material impact on consolidated operating results. Settlements with tax authorities relating to pre-acquisition income tax liabilities may result in an adjustment to goodwill attributable to that acquisition.

The initial allocations of purchase cost at fair value are based upon available information for the acquired businesses and are finalized when any contingent purchase price amounts are resolved. The final allocations did not differ materially from the initial allocations. Aggregate purchase cost allocations were as follows:

	Year ended December 31,
	2003	2002	2001
Tangible assets	$26,678	$3,360	$19,886
Amortizable intangible assets	7,273	1,975	1,648
Goodwill	70,700	15,260	51,820
Liabilities assumed	(1,777)	(518)	(5,404)
Minority interests extinguished	1,917

Aggregate purchase cost	$104,791	$20,077	$67,950

The following summary, prepared on a pro forma basis, combines the results of operations as if these acquisitions had been consummated as of the beginning of both of the periods presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2003	2002
	(unaudited)
Net revenues	$2,066,371	$1,962,295
Net income	180,961	165,527

Pro forma basic net income per share	2.88	2.30
Pro forma diluted net income per share	2.56	2.05

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

Divestitures

During 2003, the Company divested of certain center operating assets, which amounted to $2,275. The Company divested of substantially all of its dialysis operations outside the continental United States during 2000 and completed the sale of its remaining non-continental centers during the second quarter of 2002. Revenues of the non-continental operations were $6,159 and $15,313 for 2002 and 2001, and the related pre tax earnings (losses) were $1,383 and $(2,509) respectively.

20.    Fair values of financial instruments

Financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, and other accrued liabilities and debt. The balances of the non-debt financial instruments as presented in the financial statements at December 31, 2003 approximate their fair values. Borrowings under credit facilities, of which $1,154,199 was outstanding as of December 31, 2003, reflect fair value as they are subject to fees and adjustable rates, competitively determined in the marketplace. The interest rate swap had a fair value of approximately $2,000 liability as of December 31, 2003.

21.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2003	2002	2001
Cash paid:
Income taxes	$53,074	$30,217	$68,264
Interest	73,278	69,114	70,149
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	2,283	2,356
Contributions to consolidated partnerships	2,645	2,154	25
Deferred financing cost write-offs		73	721
Conversion of debt to equity	125,254
Liabilities assumed in conjunction with common stock acquisition	357

22.    Selected quarterly financial data (unaudited)

	2003				2002
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$553,446	$513,282	$489,883	$459,807	$503,096	$481,194	$442,677	$427,665

Operating income	121,190	95,211	82,800	79,334	118,377	109,919	78,747	76,783

Income before income taxes	100,498	62,910	64,195	60,663	99,411	90,570	15,298	61,978

Net income	62,798	38,060	38,520	36,413	58,811	54,170	8,370	35,978

Basic net income per common share	$0.98	$0.58	$0.63	$0.60	$0.97	$0.84	$0.10	$0.43

Diluted net income per common share	$0.92	$0.54	$0.55	$0.52	$0.81	$0.72	$0.13	$0.40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 27, 2004.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Gary W. Beil, and Patrick A. Broderick, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2004

/s/ GARY W. BEIL Gary W. Beil	Acting Chief Financial Officer, Vice President and Controller (Principal Financial and Accounting Officer)	February 27, 2004

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 27, 2004

/s/ RICHARD B. FONTAINE Richard B. Fontaine	Director	February 27, 2004

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 27, 2004

/s/ MICHELE J. HOOPER Michele J. Hooper	Director	February 27, 2004

/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	February 27, 2004

/s/ JOHN M. NEHRA John M. Nehra	Director	February 27, 2004

/s/ WILLIAM L. ROPER William L. Roper	Director	February 27, 2004

II-1

INDEPENDENT AUDITORS’ REPORT ON

FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

DaVita Inc.

Under date of February 20, 2004, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2003 in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

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

/s/    KPMG LLP

Seattle, Washington

February 20, 2004

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2001	$61,619	$32,926	$42,070	$52,475
Year ended December 31, 2002	52,475	32,069	35,617	48,927
Year ended December 31, 2003	48,927	35,700	32,073	52,554

S-2

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(10)

3.4	Bylaws of TRCH, dated October 6, 1995.(3)

4.1	Indenture, dated June 12, 1996 by Renal Treatment Centers, Inc., or RTC, to PNC Bank including form of RTC Note.(4)

4.2	First Supplemental Indenture, dated as of February 27, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.3	Second Supplemental Indenture, dated as of March 31, 1998, among RTC, TRCH and PNC Bank under the 1996 Indenture.(2)

4.4	Indenture, dated as of November 18, 1998, between TRCH and United States Trust Company of New York, as trustee, and form of Note.(5)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent. (6)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(7)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(8)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(9)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(9)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(9)*

10.6	Employment Agreement, effective as of April 19, 2000, by and between TRCH and Steven J. Udicious.(10)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(11)*

10.8	Employment Agreement, dated as of April 1, 2001, by and between DaVita Inc. and Richard K. Whitney.(12)*

10.9	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.*

10.10	Second Amended and Restated 1994 Equity Compensation Plan.(13) *

10.11	First Amended and Restated 1995 Equity Compensation Plan.(13)*

10.12	First Amended and Restated 1997 Equity Compensation Plan.(13)*

10.13	First Amended and Restated Special Purpose Option Plan.(13)*

10.14	1999 Equity Compensation Plan.(14)*

10.15	Amended and Restated 1999 Equity Compensation Plan.(16)*

10.16	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.

10.17	2002 Equity Compensation Plan.(17)*

Exhibit Number	Description

10.18	Credit Agreement, dated as of May 3, 2001, by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent (the “Credit Agreement”).(18)

10.19	Amendment No. 1, dated as of December 4, 2001, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Bank of America, N.A., as the Administrative Agent, Banc of America Securities LLC, as Joint Book Manager and Credit Suisse First Boston Corporation, as Joint Book Manager and Syndication Agent.(10)

10.20	Security Agreement, dated as of May 3, 2001, made by DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Bank of America, N.A., as the Collateral Agent for the lenders party to the Credit Agreement.(18)

10.21	Subsidiary Guaranty, dated as of May 3, 2001, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(18)

10.22	Guaranty, entered into as of March 31, 1998, by TRCH in favor of and for the benefit of PNC Bank.(2)

10.23	Credit Agreement, dated as of April 26, 2002, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent (“the Credit Agreement”).(12)**

10.24	Amendment No. 1, dated as of May 9, 2002, to the Credit Agreement by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Administrative Agent and Joint Book Manager, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent.(12)

10.25	Security Agreement, dated as of April 26, 2002, made by and among DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement.(12)

10.26	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(12)

10.27	Amendment #4, dated November 16, 2001, to Agreement No. 19990110 between Amgen Inc. and Total Renal Care, Inc. (10)**

10.28	Agreement No. 20010259, dated November 16, 2001 between Amgen USA Inc. and Total Renal Care, Inc.(10)**

10.29	Amendment #1, dated December 31, 2002, to Agreement No. 20010259 between Amgen USA Inc. and Total Renal Care, Inc.**

10.30	Amended and Restated Credit Agreement, dated July 15, 2003, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston Corporation as Joint Book Manager, Administrative Agent and Syndication Agent, Banc of America Securities LLC as Joint Book Manager and Bank of America, N.A., as Syndication Agent.(15)

10.31	Guarantee Supplement, dated July 15, 2003, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Amended and Restated Credit Agreement.(15)

10.32	Employment Agreement dated as of May 1, 2003, by and between DaVita Inc. and Patrick A. Broderick.(15)*

10.33	Second Amended and Restated Credit Agreement, dated November 18, 2003, by and among DaVita Inc., the lenders party thereto, Credit Suisse First Boston, Cayman Islands Branch as Joint Book Manager, and Administrative Agent, Banc of America Securities LLC as Joint Book Manager and Bank of America N.A., as Syndication Agent.✓

Exhibit Number	Description

10.34	Agreement dated December 24, 2003, between Amgen USA Inc. and DaVita Inc.**✓

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges. ✓

14.1	DaVita Inc. Corporate Governance Code of Ethics. ✓

21.1	List of our subsidiaries. ✓

23.1	Consent of KPMG LLP.✓

24.1	Powers of Attorney with respect to DaVita. ✓(Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated February 27, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 27, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 27, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 27, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on October 24, 1995 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Statement No. 33-97618).
(4)	Filed on August 5, 1996 as an exhibit to RTC’s Form 10-Q for the quarter ended June 30, 1996.
(5)	Filed on December 18, 1998 as an exhibit to our Registration Statement on Form S-3 (Registration Statement No. 333-69227).
(6)	Filed on November 19, 2002 as an exhibit to our Form 8-K reporting the adoption of the Rights Agreement.
(7)	Filed on November 15, 1999 as an exhibit to our Form 10-Q for the quarter ended September 30, 1999.
(8)	Filed on August 14, 2000 as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.
(9)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(10)	Filed on March 1, 2002 as an exhibit to our Form 10-K for the year ended December 31, 2001.
(11)	Filed on August 15, 2001 as an exhibit to our Form 10-Q for the quarter ended June 30, 2001.
(12)	Filed on May 14, 2002 as an exhibit to our Form 10-Q for the quarter ended March 31, 2002.
(13)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(14)	Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(15)	Filed on August 6, 2003 as an exhibit to our Form 10-Q for the quarter ended June 30, 2003.
(16)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(17)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.
(18)	Filed on June 8, 2001 as an exhibit to our Registration Statement on Form S-4 (Registration Statement No. 333-62552).