Form 10-Q
period 2004-03-31
DAVITA INC
filed 2004-05-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

March 31, 2004

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

As of April 30, 2004, there were approximately 66.2 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Net operating revenues	$535,431	$459,807
Operating expenses and charges:
Patient care costs	363,429	316,710
General and administrative	42,604	36,787
Depreciation and amortization	20,270	17,445
Provision for uncollectible accounts	9,577	8,237
Minority interests and equity income, net	2,718	1,294

Total operating expenses and charges	438,598	380,473

Operating income	96,833	79,334

Debt expense	11,636	19,456
Other income	1,443	785

Income before income taxes	86,640	60,663
Income tax expense	33,775	24,250

Net income	$52,865	$36,413

Earnings per share:
Basic	$0.81	$0.60

Diluted	$0.77	$0.52

Weighted average shares for earnings per share:
Basic	65,399,651	60,905,056

Diluted	68,588,969	78,772,410

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$52,865	$36,413
Unrealized loss on securities, net of tax of $1,641	(2,569)

Comprehensive income	$50,296	$36,413

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$153,156	$61,657
Accounts receivable, less allowance of $54,391 and $52,554	400,444	387,933
Medicare lab recoveries		19,000
Inventories	26,187	32,853
Other current assets	43,178	43,875
Deferred income taxes	66,530	59,740

Total current assets	689,495	605,058
Property and equipment, net	349,868	342,447
Amortizable intangibles, net	50,570	49,971
Investments in third-party dialysis businesses	3,348	3,095
Other long-term assets	9,179	10,771
Goodwill	947,894	934,188

	$2,050,354	$1,945,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$80,711	$71,868
Other liabilities	118,643	112,654
Accrued compensation and benefits	101,652	100,909
Current portion of long-term debt	50,025	50,557
Income taxes payable	30,506	26,832

Total current liabilities	381,537	362,820
Long-term debt	1,105,277	1,117,002
Other long-term liabilities	24,500	19,310
Deferred income taxes	112,014	106,240
Minority interests	36,200	33,287
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 89,908,189 and 89,870,803 shares issued)	90	90
Additional paid-in capital	538,877	539,575
Retained earnings	441,993	389,128
Treasury stock, at cost (23,964,510 and 25,368,019 shares)	(586,641)	(620,998)
Accumulated comprehensive income valuations	(3,493)	(924)

Total shareholders’ equity	390,826	306,871

	$2,050,354	$1,945,530

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$52,865	$36,413
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,270	17,445
Stock option expense and tax benefits	14,389	1,378
Deferred income taxes	(1,016)	4,841
(Gain) loss on divestitures	(628)	119
Non-cash debt expense	484	840
Equity investment income	(442)	(519)
Minority interests in income of consolidated subsidiaries	3,160	1,813
Distributions to minority interests	(2,082)	(2,465)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(12,511)	(676)
Medicare lab recoveries	19,000
Inventories	6,818	9,543
Other current assets	697	4,721
Other long-term assets	1,592	(2,457)
Accounts payable	8,843	(6,674)
Accrued compensation and benefits	2,393	(13,075)
Other current liabilities	1,779	11,952
Income taxes	5,315	16,641
Other long-term liabilities	5,190	809

Net cash provided by operating activities	126,116	80,649

Cash flows from investing activities:
Additions of property and equipment, net	(24,681)	(21,708)
Acquisitions and divestitures, net	(17,088)	(718)
Investments in and advances to affiliates, net	2,191	1,931
Intangible assets	(360)	(300)

Net cash used in investing activities	(39,938)	(20,795)

Cash flows from financing activities:
Borrowings	774,534	623,822
Payments on long-term debt	(786,791)	(478,659)
Net proceeds from issuance of common stock	17,578	3,502

Net cash provided by financing activities	5,321	148,665

Net increase in cash and cash equivalents	91,499	208,519
Cash and cash equivalents at beginning of period	61,657	96,475

Cash and cash equivalents at end of period	$153,156	$304,994

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K.

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below:

Pro forma - As if all stock options were expensed (shares in 000’s)	Three months ended March 31,
	2004	2003
Net income:
As reported	$52,865	$36,413
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	97	161
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(1,850)	(1,911)

Pro forma net earnings	$51,112	$34,663

Pro forma basic earnings per share:
Pro forma net earnings for basic earnings per share calculation	$51,112	$34,663

Weighted average shares outstanding	65,383	60,847
Vested restricted stock units	17	58

Weighted average shares for basic earnings per share calculation	65,400	60,905

Basic net income per share—Pro forma	$0.78	$0.57

Basic net income per share—As reported	$0.81	$0.60

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended March 31,
	2004	2003
Pro forma diluted earnings per share:
Pro forma net earnings	$51,112	$34,663
Debt expense savings, net of tax, from assumed conversion of convertible debt		4,915

Pro forma net earnings for diluted earnings per share calculation	$51,112	$39,578

Weighted average shares outstanding	65,383	60,847
Vested restricted stock units	17	58
Assumed incremental shares from stock plans	2,923	3,268
Assumed incremental shares from convertible debt		15,394

Weighted average shares for diluted earnings per share calculation	68,323	79,567

Diluted net income per share—Pro forma	$0.75	$0.50

Diluted net income per share—As reported	$0.77	$0.52

2.	Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows (shares in 000’s):

	Three months ended March 31,
	2004	2003
Basic:
Net income	$52,865	$36,413

Weighted average shares outstanding during the period	65,383	60,847
Vested restricted stock units	17	58

Weighted average shares for basic earnings per share calculations	65,400	60,905

Basic net income per share	$0.81	$0.60

Diluted:
Net earnings	$52,865	$36,413
Debt expense savings, net of tax, from assumed conversion of convertible debt		4,915

Net earnings for diluted earnings per share calculations	$52,865	$41,328

Weighted average shares outstanding during the period	65,383	60,847
Vested restricted stock units	17	58
Assumed incremental shares from stock plans	3,189	2,473
Assumed incremental shares from convertible debt		15,394

Weighted average shares for diluted earnings per share calculations	68,589	78,772

Diluted net income per share	$0.77	$0.52

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes for the three months ended March 31, 2003.

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares are as follows:

	Three months ended March 31,
	2004	2003
Shares under stock options not included in computation (shares in 000’s)	55	2,854
Exercise price range of shares not included in computation:
Low	$42.83	$22.40
High	$45.10	$33.00

3.	Long-term debt

Long-term debt was comprised of the following:

	March 31, 2004	December 31, 2003
Term loan A	$109,859	$118,310
Term loan B	1,033,084	1,035,889
Capital lease obligations	7,737	7,944
Acquisition obligations and other notes payable	4,622	5,416

	1,155,302	1,167,559
Less current portion	(50,025)	(50,557)

	$1,105,277	$1,117,002

Scheduled maturities of long-term debt at March 31, 2004 were as follows:

2004	$38,190
2005	46,099
2006	52,481
2007	24,423
2008	744,303
2009	247,398
Thereafter	2,408

The Company entered into an interest rate swap agreement during 2003, that had the economic effect of fixing the LIBOR benchmark interest rate at 5.39% based upon a 2.00% margin in effect on March 31, 2004, on an amortizing notional amount of $135,000 of the Term Loan B outstanding debt. The agreement expires in November 2008 and requires quarterly interest payments. The notional amount of the swap was $135,000 and its fair value was a $3,716 liability, resulting in a charge to other comprehensive income during the first quarter of 2004 of $1,344, net of tax.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

In 2004, the Company entered into another interest rate swap agreement that had the economic effect of fixing the LIBOR benchmark interest rate at 5.08% based upon a 2.00% margin in effect on March 31, 2004, on an additional amortizing notional amount of $135,000 of the Term Loan B outstanding debt. The agreement expires in January 2009 and requires quarterly interest payments. As of March 31, 2004, the notional amount of the swap agreement was $135,000 and its fair value was a $2,008 liability, resulting in a charge to other comprehensive income during the first quarter of 2004 of $1,225, net of tax.

As a result of these swap agreements, the Company’s effective interest rate on its entire credit facility was 3.69% based upon a 2.00% margin in effect on March 31, 2004.

4.	Significant new accounting standard

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is currently in the process of assessing the potential impact of this proposed statement to the consolidated financial statements.

5.	Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; (4) retroactive applications or interpretations of governmental requirements; and (5) claims for refunds from private payors.

Florida laboratory

The Company’s Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds related to review periods from April 1998 through May 2001. During the second half of 2002, the carrier paid the Company a total of $68,778, of which $58,778 related to prior years’ services. The carrier’s hearing officer recently rendered partially favorable decisions relating to review periods from April 1998 to May 2000, which resulted in the Company’s recognition of additional recoveries of $24,000 in the fourth quarter of 2003, of which approximately

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

$5,000 had been received previously and the balance of $19,000 was received during the first quarter of 2004. The Company has filed requests for appeal to an administrative law judge for the remaining unpaid claims of approximately $11,000, but cannot be assured of any further recoveries with respect to these claims.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services to determine what frequencies for tests and supporting documentation are appropriate. During the study, the carrier has suspended dialysis laboratory prepayment screens. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may yet implement as a result of its study or other developments. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and retraction if determined inappropriate. Medicare lab revenue for current period services is being recognized based on estimated allowances for future claim denials, and changes in estimated Medicare lab revenue will be recognized based on ongoing denial experience trends.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

6.	Other commitments

The Company has obligations to purchase the interests of its partners in several joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the partner’s interests at either its appraised fair market value or a predetermined multiple of cash flow or earnings. As of March 31, 2004, the Company’s potential obligations under these put options totaled approximately $70,000 of which approximately $42,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $15,000 that could be called in the event of non-performance of the centers over the next five years.

The Company holds mandatorily redeemable instruments in connection with certain consolidated partnerships, consisting of obligations to liquidate the minority partner’s interests in these limited-life entities when they dissolve after terms of ten to fifty years. As of March 31, 2004, such distributions would be valued at less than the related minority interests balances in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients and from the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, the Company’s ability to maintain contracts with physician medical directors and legal compliance risks, such as the ongoing review by the U.S. Attorney’s Office and the HHS Office of Inspector General in Philadelphia. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

The following should be read in conjunction with our disclosures and discussions contained in our annual report on Form 10-K for the year ended December 31, 2003.

Results of operations

For the quarter ended March 31, 2004, we experienced no significant changes in our business fundamentals or major risk factors. Our operating results for the first quarter of 2004 compared with the prior sequential quarter and the same quarter of last year were as follows:

	Quarter ended
	March 31, 2004		December 31, 2003		March 31, 2003
	(dollar amounts rounded to nearest millions, except per treatment data)
Net operating revenues:
Current period services	$535	100%	$529	100%	$460	100%
Prior period services—laboratory			24

	535		553		460

Operating expenses and charges:
Patient care costs	363	68%	360	68%	317	69%
General and administrative	43	8%	40	8%	37	8%
Depreciation and amortization	20	4%	20	4%	18	4%
Provision for uncollectible accounts, net of recoveries	10	2%	9	2%	8	2%
Minority interest and equity income, net	3	1%	3	1%	1

Total operating expenses and charges	439	82%	432	82%	381	83%

Operating income (including recoveries for prior period lab services in 2003)	$97		$121		$79

Dialysis treatments	1,657,055		1,666,225		1,503,031
Average dialysis treatments per treatment day	21,381		20,959		19,673
Average dialysis revenue per dialysis treatment	$311		$306		$296

Net Operating Revenues

Net operating revenue. Net operating revenues for current period services increased $75 million or 16% as compared with the first quarter of 2003. An increase in the number of dialysis treatments accounted for approximately 10% of the increase in revenue and approximately 5% was attributable to increases in the average reimbursement rate per dialysis treatment. The balance of the increase in net operating revenue was due to additional lab and other revenue. The increase in the number of dialysis treatments was principally attributable to non-acquired annual growth rates of approximately 4.0%, growth through acquisitions and an additional treatment day in the first quarter of 2004 compared to the first quarter of 2003. We continue to expect the non-acquired growth rate to remain in the range of 3.0% to 5.0% throughout 2004. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $311 in the first quarter of 2004 compared with $296 for the first quarter of 2003. The increase in average dialysis revenue per treatment was primarily due to commercial rate increases and changes in intensity of physician-prescribed pharmaceuticals.

Compared with the fourth quarter of 2003 net operating revenues for current period services, first quarter 2004 revenues increased by approximately $6 million, or about 1%. The increase was primarily due to an increase in the average dialysis revenue per treatment of approximately $5, partially offset by fewer treatments due to fewer treatment days in the first quarter of 2004 compared to the fourth quarter of 2003. The average number of treatments per day increased 2.0%. The increased average dialysis revenue per treatment was primarily due to net improvements in contract rates and intensity of physician-prescribed pharmaceuticals.

Lab and other services. During the fourth quarter of 2003, we recognized additional Medicare lab revenues related to prior years’ services of $19 million, for which payment was received during the first quarter. Cumulative Medicare lab recoveries since the third quarter of 2002 for services from 1996 through 2001 total $78 million. We have filed requests for appeal to an administrative law judge for the remaining unpaid claims of approximately $11 million, but cannot be assured of any further recoveries.

Operating Expenses and Charges

Patient care costs. Center operating expenses were approximately 68% of net operating revenues in the first quarter of 2004 and fourth quarter of 2003, compared to 69% for the first quarter of 2003. On a per-treatment basis, center operating expenses increased approximately $3 from the fourth quarter of 2003, and increased approximately $9 from the first quarter of 2003. The increase in the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to higher insurance, labor and pharmaceutical costs, and changes in the intensity of physician-prescribed pharmaceuticals. The increase in the first quarter of 2004 compared to the fourth quarter of 2003 was primarily due to higher labor costs and changes in the intensity of physician-prescribed pharmaceuticals.

General and administrative expenses. General and administrative expenses were approximately 8% of net operating revenues for all periods presented. In absolute dollars, general and administrative expenses for the first quarter of 2004 increased by approximately $6 million or 16% as compared to the first quarter of 2003, primarily attributable to higher labor and benefit costs.

Provision for uncollectible accounts receivable. The provisions for uncollectible accounts receivable were approximately 1.8% of current period net operating revenues for all periods presented.

Debt expense. Debt expense of $11.6 million in the first quarter of 2004 was approximately the same as the fourth quarter of 2003, and was $7.8 million lower than the first quarter of 2003. The decrease in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the lower average interest rates and lower average debt balances accomplished through a sequence of debt restructuring transactions in the second half of 2003. The average effective interest rate for the first quarter of 2004 was 3.9% compared to 5.3% for the first quarter of 2003.

Other income. Other income in the first quarter of 2004 included $1.1 million of interest income received in connection with the receipt of $19 million of prior period Medicare lab recoveries.

Outlook

Outlook. We are currently targeting operating income to be between $370 and $390 million for 2004. This is consistent with our current longer-term three-year outlook of an average annual increase in operating income of three to eight percent for the next three years on a cumulative average basis. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients and from the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, and legal compliance risks such as the ongoing review by the United States Attorney’s Office and HHS Office of Inspector General in Philadelphia. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the DOJ or the OIG in any pending or future review of our business, or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2004 amounted to $115 million excluding after-tax Medicare lab recoveries of $12 million, compared to $81 million during the first quarter of 2003. Non-operating cash outflows for the first quarter of 2004 included capital asset expenditures of $25 million including $19 million for new center development, and $17 million for acquisitions (net of divestitures). Non-operating cash outflows for the first quarter of 2003 included capital asset expenditures of $22 million including $12 million for new center development, and approximately $1 million for acquisitions. During the first quarter of 2004 we acquired a total of 5 dialysis centers and opened 5 new dialysis centers. During the first quarter of 2003 we opened 7 new dialysis centers and acquired two dialysis centers.

We have two interest rate swap agreements on our Term Loan B outstanding debt, expiring in November 2008 and in January 2009. As of March 31, 2004, the total notional amount of the swap agreements were $270 million and the fair value was a $5.7 million liability, resulting in a charge to other comprehensive income during the first quarter of 2004 of $2.6 million, net of tax.

Accounts receivable at March 31, 2004 amounted to $400 million, an increase of approximately $13 million from the fourth quarter of 2003. The first quarter accounts receivable balance represented 70 days of revenue, compared to 69 days as of December 31, 2003.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Significant New Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. We are currently in the process of assessing the potential impact of this proposed statement to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of March 31, 2004, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Fair Value	Average Interest Rate
	2004	2005	2006	2007	2008	2009
	(dollars in millions)
Long-term debt:
Fixed rate	$4	$1	$1	$3			$3	$12	$12	5.36%
Variable rate	$34	$45	$51	$22	$744	$247		$1,143	$1,143	3.69%

The Company entered into an interest rate swap agreement during 2003, that had the economic effect of fixing the LIBOR benchmark interest rate at 5.39% based upon a 2.00% margin in effect on March 31, 2004, on an amortizing notional amount of $135 million of the Term Loan B outstanding debt. The agreement expires in November 2008 and requires quarterly interest payments. As of March 31, 2004, the notional amount of the swap was $135 million and its fair value was a $3.7 million liability, resulting in a charge to other comprehensive income during the first quarter of 2004 of $1.3 million, net of tax.

In 2004, the Company entered into another interest rate swap agreement that had the economic effect of fixing the LIBOR benchmark interest rate at 5.08% based upon a 2.00% margin in effect on March 31, 2004, on an additional amortizing notional amount of $135 million of the Term Loan B outstanding debt. The agreement expires in January 2009 and requires quarterly interest payments. As of March 31, 2004, the notional amount of the swap agreement was $135 million and its fair value was a $2 million liability, resulting in a charge to other comprehensive income during the first quarter of 2004 of $1.2 million, net of tax.

As a result of these swap agreements, the Company’s effective interest rate on its entire credit facility was 3.69% based upon a 2.00% margin in effect on March 31, 2004.

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

Amgen is the sole supplier of EPO and often unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Although we have contracted coverage for EPO pricing for a fixed time period that includes discount variables depending on certain clinical criteria, we cannot predict whether we will continue to receive the same discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, Amgen has developed a new product, Aranesp®, that may replace EPO or reduce its use with dialysis patients. We cannot predict if or when Aranesp® will be introduced to the U.S. dialysis market, what its cost and reimbursement structure will be, or how it may impact our revenues from EPO. Increases in the cost of EPO and the introduction of Aranesp® could have a material adverse effect on our net earnings and cash flows.

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

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. Additionally, both current and former medical directors have no obligation to refer their patients to our centers. Also, if quality of service levels at our centers deteriorate it may negatively impact patient referrals and treatment volumes.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of April 1, 2004, there were 29 centers, accounting for nearly 5% of our treatment volume, at which the medical director agreements required renewal on or before March 31, 2005.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on March 31, 2004, these cash bonuses would total approximately $119 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Items 2, 3, 4 and 5 are not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, dated May 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.

(b) Reports on Form 8-K

Current report on Form 8-K dated May 3, 2004, furnished under Item 9, “Regulation FD Disclosure” and Item 12, “Disclosure of Results of Operations and Financial Condition”, announcing the Company’s financial results for the quarter ended March 31, 2004. A copy of the press release announcing the Company’s financial results for the quarter ended March 31, 2004 was attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Acting Chief Financial Officer, Vice President and Controller*

Date: May 3, 2004

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, dated May 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.