Form 10-Q
period 2004-06-30
DAVITA INC
filed 2004-08-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

June 30, 2004

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

As of July 30, 2004, there were approximately 100.5 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net operating revenues	$551,630	$489,883	$1,087,061	$949,690
Operating expenses and charges:
Patient care costs	375,139	335,986	738,568	652,696
General and administrative	45,727	42,583	88,331	79,370
Depreciation and amortization	20,927	17,921	41,197	35,366
Provision for uncollectible accounts	9,867	8,780	19,444	17,017
Minority interests and equity income, net	3,503	1,813	6,221	3,107

Total operating expenses and charges	455,163	407,083	893,761	787,556

Operating income	96,467	82,800	193,300	162,134

Debt expense	11,258	19,495	22,894	38,951
Other income	667	890	2,110	1,675

Income before income taxes	85,876	64,195	172,516	124,858
Income tax expense	33,475	25,675	67,250	49,925

Net income	$52,401	$38,520	$105,266	$74,933

Earnings per share:
Basic	$0.53	$0.42	$1.06	$0.82

Diluted	$0.50	$0.37	$1.02	$0.72

Weighted average shares for earnings per share:
Basic	99,686,182	91,958,932	98,873,220	91,646,761

Diluted	104,010,356	118,783,081	103,416,270	118,446,739

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$52,401	$38,520	$105,266	$74,933
Unrealized gain on securities, net of tax of $3,630 and $1,989	5,680		3,111

Comprehensive income	$58,081	$38,520	$108,377	$74,933

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$200,701	$61,657
Accounts receivable, less allowance of $57,264 and $52,554	402,046	387,933
Medicare lab recoveries		19,000
Inventories	28,337	32,853
Other current assets	40,836	43,875
Deferred income taxes	76,513	59,740

Total current assets	748,433	605,058
Property and equipment, net	363,164	342,447
Amortizable intangibles, net	49,095	49,971
Investments in third-party dialysis businesses	3,791	3,095
Other long-term assets	12,352	10,771
Goodwill	959,539	934,188

	$2,136,374	$1,945,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$71,805	$71,868
Other liabilities	129,235	112,654
Accrued compensation and benefits	112,854	100,909
Current portion of long-term debt	49,868	50,557
Income taxes payable	20,617	26,832

Total current liabilities	384,379	362,820
Long-term debt	1,094,247	1,117,002
Other long-term liabilities	18,308	19,310
Deferred income taxes	127,841	106,240
Minority interests	40,391	33,287
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 and 134,806,204 shares issued)	135	135
Additional paid-in capital	541,121	539,575
Retained earnings	494,299	389,083
Treasury stock, at cost (34,714,719 and 38,052,028 shares)	(566,534)	(620,998)
Accumulated comprehensive income valuations	2,187	(924)

Total shareholders’ equity	471,208	306,871

	$2,136,374	$1,945,530

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$105,266	$74,933
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,197	35,366
Stock option expense and tax benefits	25,048	5,699
Deferred income taxes	4,828	4,754
(Gain) loss on divestitures	(481)	343
Non-cash debt expense	951	1,958
Equity investment income	(1,145)	(967)
Minority interests in income of consolidated subsidiaries	7,366	4,074
Distributions to minority interests	(3,634)	(3,685)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(14,113)	(740)
Medicare lab recoveries	19,000
Inventories	4,942	5,327
Other current assets	3,043	2,495
Other long-term assets	2,004	(2,774)
Accounts payable	(63)	5,852
Accrued compensation and benefits	13,653	(716)
Other current liabilities	18,095	13,554
Income taxes	(6,215)	10,577
Other long-term liabilities	(2,990)	3,377

Net cash provided by operating activities	216,752	159,427

Cash flows from investing activities:
Additions of property and equipment, net	(55,139)	(42,077)
Acquisitions and divestitures, net	(31,752)	(47,035)
Investments in and advances to affiliates, net	3,988	2,663
Intangible assets	(580)	754

Net cash used in investing activities	(83,483)	(85,695)

Cash flows from financing activities:
Borrowings	1,549,894	1,350,195
Payments on long-term debt	(1,573,338)	(1,212,574)
Stock option exercises	29,219	7,778

Net cash provided by financing activities	5,775	145,399

Net increase in cash and cash equivalents	139,044	219,131
Cash and cash equivalents at beginning of period	61,657	96,475

Cash and cash equivalents at end of period	$200,701	$315,606

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

Unless otherwise indicated in this Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its subsidiaries.

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. All share and per share data has been restated to reflect the effects of a stock split during the second quarter of 2004 (see Note 4).

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

Pro forma - As if all stock options were expensed	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$52,401	$38,520	$105,266	$74,933
Add: Stock-based employee compensation expense included in reported net income, net of tax	342	274	439	435
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,566)	(2,631)	(4,416)	(4,542)

Pro forma net income	$50,177	$36,163	$101,289	$70,826

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$50,177	$36,163	$101,289	$70,826

Weighted average shares outstanding	99,652	91,865	98,839	91,553
Vested restricted stock units	34	94	34	94

Weighted average shares for basic earnings per share calculation	99,686	91,959	98,873	91,647

Basic net income per share—Pro forma	$0.50	$0.39	$1.02	$0.77

Basic net income per share—As reported	$0.53	$0.42	$1.06	$0.82

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Pro forma diluted earnings per share:
Pro forma net income	$50,177	$36,163	$101,289	$70,826
Debt expense savings, net of tax, from assumed conversion of convertible debt		4,915		9,830

Pro forma net income for diluted earnings per share calculation	$50,177	$41,078	$101,289	$80,656

Weighted average shares outstanding	99,652	91,865	98,839	91,553
Vested restricted stock units	34	94	34	94
Assumed incremental shares from stock plans	4,089	4,425	4,422	4,289
Assumed incremental shares from convertible debt		23,091		23,091

Weighted average shares for diluted earnings per share calculation	103,775	119,475	103,295	119,027

Diluted net income per share—Pro forma	$0.48	$0.34	$0.98	$0.68

Diluted net income per share—As reported	$0.50	$0.37	$1.02	$0.72

2.	Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows (shares in 000’s):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$52,401	$38,520	$105,266	$74,933

Weighted average shares outstanding during the period	99,652	91,865	98,839	91,553
Vested restricted stock units	34	94	34	94

Weighted average shares for basic earnings per share calculations	99,686	91,959	98,873	91,647

Basic net income per share	$0.53	$0.42	$1.06	$0.82

Diluted:
Net income	$52,401	$38,520	$105,266	$74,933
Debt expense savings, net of tax, from assumed conversion of convertible debt		4,915		9,830

Net income for diluted earnings per share calculations	$52,401	$43,435	$105,266	$84,763

Weighted average shares outstanding during the period	99,652	91,865	98,839	91,553
Vested restricted stock units	34	94	34	94
Assumed incremental shares from stock plans	4,324	3,733	4,543	3,709
Assumed incremental shares from convertible debt		23,091		23,091

Weighted average shares for diluted earnings per share calculations	104,010	118,783	103,416	118,447

Diluted net income per share	$0.50	$0.37	$1.02	$0.72

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

For the three and six months ended June 30, 2003, the calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes. All convertible subordinated notes were redeemed or converted into shares of the Company’s common stock during the second half of 2003.

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Stock option shares not included in computation (shares in 000’s)	85	1,662	541	4,183
Exercise price range of shares not included in computation:
Low	$31.03	$15.57	$29.79	$15.27
High	$33.35	$22.00	$33.35	$22.00

3.	Long-term debt

Long-term debt was comprised of the following:

	June 30, 2004	December 31, 2003
Term loan A	$101,408	$118,310
Term loan B	1,030,279	1,035,889
Capital lease obligations	7,771	7,944
Acquisition obligations and other notes payable	4,657	5,416

	1,144,115	1,167,559
Less current portion	(49,868)	(50,557)

	$1,094,247	$1,117,002

Scheduled maturities of long-term debt at June 30, 2004 were as follows:

2004	$26,698
2005	46,162
2006	52,544
2007	24,476
2008	744,372
2009	247,417
Thereafter	2,446

Subsequent to June 30, 2004, the Company amended its existing credit facilities in order to modify certain restricted payment covenants principally for acquisitions and share repurchases and extended the maturity of the Term Loan B until June 30, 2010. The Company also borrowed an additional $250,000 under a new Term Loan C. The new Term Loan C currently bears interest at LIBOR plus 1.75% for an overall effective rate of 3.23%. The aggregate annual principal payments for the amended Term Loan B and the Term Loan C are approximately $56,000 and $11,900 in the first five years of the agreement, and $974,200 and $238,100 in the sixth year, respectively, due no later than June 30, 2010.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The Company entered into an interest rate swap agreement during 2003, that had the economic effect of fixing the LIBOR-based interest rate at 5.39% based upon a 2.00% margin in effect on June 30, 2004, on an amortizing notional amount of $135,000 of the Term Loan B outstanding debt. The agreement expires in November 2008 and requires quarterly interest payments. As of June 30, 2004, the notional amount of the swap was $135,000 and its fair value was $1,038, resulting in comprehensive income during the second quarter of 2004 of $2,900, net of tax.

In 2004, the Company entered into another interest rate swap agreement that had the economic effect of fixing the LIBOR-based interest rate at 5.08% based upon a 2.00% margin in effect on June 30, 2004, on an additional amortizing notional amount of $135,000 of the Term Loan B outstanding debt. The agreement expires in January 2009 and requires quarterly interest payments. As of June 30, 2004, the notional amount of the swap agreement was $135,000 and its fair value was a $2,547 liability, resulting in comprehensive income during the second quarter of 2004 of $2,780, net of tax.

As a result of these swap agreements, the Company’s effective interest rate on its entire credit facility was 3.93% based upon a 2.00% margin in effect on June 30, 2004.

4.	Shareholders’ equity

In May 2004, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock in the form of a stock dividend payable on June 15, 2004 to stockholders of record on June 1, 2004. As a result, the outstanding shares of Company common stock increased to 99.8 million shares on June 15, 2004. The Company’s stock began trading on a post-split basis on June 16, 2004. Shares and per share data for all periods presented have been restated to reflect the effects of the stock split.

5.	Significant new accounting standard

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees under APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for all existing unvested awards and new awards effective January 1, 2005. The Company currently allocates pro forma compensation expense for stock options on a grant-level basis under the provisions of the currently effective SFAS No. 123. The proposed statement would require share-based compensation expense on new awards to be recognized over the individual vesting periods, which would result in an accelerated expense allocation. The Company is in the process of assessing the potential impact of this proposed statement on the Company’s consolidated financial statements.

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

Florida laboratory

The Company’s Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds related to review periods from April 1998 through May 2001. During the second half of 2002, the carrier paid the Company a total of $68,778, of which $58,778 related to prior years’ services. The carrier’s hearing officer recently rendered partially favorable decisions relating to review periods from April 1998 to May 2000, which resulted in the Company’s recognition of additional recoveries of $24,000 in the fourth quarter of 2003, of which approximately $5,000 had been received previously and the balance of $19,000 was received during the first quarter of 2004. The Company has filed requests for appeal for the remaining unpaid claims with an administrative law judge for approximately $8,000, and with the carrier’s hearing officer for approximately $3,000. Any unfavorable ruling by the carrier’s hearing officer can be appealed to an administrative law judge. The Company cannot be assured of any further recoveries with respect to these claims.

The carrier is also currently conducting a study of the utilization of dialysis-related laboratory services to determine appropriate frequencies for tests and supporting documentation. During the course of the study, the carrier has suspended dialysis laboratory prepayment screens. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may implement as a result of its study or other developments. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and retraction if the reimbursements are later determined to have been inappropriate. Medicare lab revenue for current period services is being recognized based on estimated allowances for future claim denials, and changes in estimated Medicare lab revenue will be recognized based on ongoing denial experience trends.

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

United States Attorney inquiry

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

Other

In addition to the foregoing, the Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

7.	Other commitments

The Company has obligations to purchase the interests of its partners in several joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the partners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of June 30, 2004, the Company’s potential obligations under these put options totaled approximately $67,000, of which approximately $42,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $15,000 that could be called in the event of non-performance of the centers over the next five years.

The Company holds mandatorily redeemable instruments in connection with certain consolidated partnerships, consisting of obligations to liquidate the minority partners’ interests in these limited-life entities when they dissolve after terms of ten to fifty years. As of June 30, 2004, such distributions would be valued at less than the related minority interests balances in the consolidated financial statements.

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

Results of operations

For the quarter ended June 30, 2004, we experienced no significant changes in our business fundamentals or major risk factors. Our operating results for the second quarter of 2004 compared with the prior sequential quarter and the same quarter of last year were as follows:

	Quarter ended
	June 30, 2004		March 31, 2004		June 30, 2003
	(dollar amounts rounded to nearest millions, except per treatment data)
Net operating revenues	$552	100%	$535	100%	$490	100%

Operating expenses and charges:
Patient care costs	375	68%	363	68%	336	69%
General and administrative	46	8%	43	8%	42	9%
Depreciation and amortization	21	4%	20	4%	18	4%
Provision for uncollectible accounts, net of recoveries	10	2%	10	2%	9	2%
Minority interest and equity income, net	4	1%	3	1%	2

Total operating expenses and charges	455	83%	439	82%	407	83%

Operating income	$96		$97		$83

Dialysis treatments	1,704,882		1,657,055		1,579,580
Average dialysis treatments per treatment day	21,857		21,381		20,251
Average dialysis revenue per dialysis treatment	$312		$311		$302

Net Operating Revenues

Net operating revenue. Net operating revenues increased $62 million, or approximately 13%, compared with the second quarter of 2003. An increase in the number of dialysis treatments accounted for approximately 8% of the increase in revenue and approximately 3% was attributable to increases in the average reimbursement rate per dialysis treatment. The balance of the increase in net operating revenue was due to additional lab and other revenue. The increase in the number of dialysis treatments was principally attributable to non-acquired annual growth rates of approximately 4.5%, and growth through acquisitions. We continue to expect the non-acquired growth rate to remain in the range of 3% to 5% throughout 2004. The average dialysis revenue per treatment (excluding lab and clinical research revenues and management fee income) was $312 in the second quarter of 2004 compared with $302 for the second quarter of 2003. The increase in average dialysis revenue per treatment was primarily due to changes in intensity of physician-prescribed pharmaceuticals.

Compared with the first quarter of 2004 net operating revenues for the second quarter of 2004 increased approximately 3%. The increase was primarily due to an increase in the number of dialysis treatments. The increase in the average dialysis revenue per treatment in the second quarter of 2004 was less than $1 per treatment.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 68% of net operating revenues in the first and second quarters of 2004, compared to 69% for the second quarter of 2003. On a per-treatment basis, patient care costs were approximately the same as the first quarter of 2004, and increased approximately $7 from the second quarter of 2003. The increase in the second quarter of 2004 compared to the second quarter of 2003 was primarily attributable to labor and pharmaceutical costs, and changes in the intensity of physician-prescribed pharmaceuticals.

General and administrative expenses. General and administrative expenses were approximately 8% of net operating revenues in the first and second quarters of 2004, compared to 9% for the second quarter of 2003. In absolute dollars, general and administrative expenses for the second quarter of 2004 increased by approximately $3 million or 7%. The increase in the second quarter of 2004 as compared to both previous periods was primarily attributable to higher labor and benefit costs, and the timing of certain expenditures.

Provision for uncollectible accounts receivable. The provisions for uncollectible accounts receivable were approximately 1.8% of current period net operating revenues for all periods presented.

Debt expense. Debt expense of $11.3 million in the second quarter of 2004 was approximately the same as the first quarter of 2004, and was $8.2 million lower than the second quarter of 2003. The decrease in the second quarter of 2004 compared to the second quarter of 2003 was due to the lower average interest rates and lower average debt balances. The average effective interest rate for the second quarter of 2004 was 3.8% compared to 5.1% for the second quarter of 2003.

Minority interests and equity income, net. Minority interests net of equity income increased from approximately $3.1 million in the first half of 2003 to $6.2 million in the first half of 2004. This increase reflects an ongoing trend toward a higher percentage of our new centers having minority partners as well as the revenue growth of joint ventures.

Outlook

Outlook. We are currently projecting operating income to be between $385 and $400 million for 2004. Regarding 2005, Centers for Medicare and Medicaid Services (CMS) recently released proposed policy changes with respect to EPO utilization and the 2003 Medicare Modernization Act (MMA) implementation that have the potential to have a materially negative impact on our operating income going forward. Our current assessment, which captures a majority of the likely outcomes, is that operating income could be impacted by $15 to $30 million annually. Taking this uncertainty into account, we currently expect 2005 operating income to be flat to 6% higher than the 2004 level.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients and from the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, and legal compliance risks such as the ongoing review by the United States Attorney’s Office and the HHS Office of Inspector General in Philadelphia. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the Department of Justice or the OIG in any pending or future review of our business, or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2004 amounted to $91 million, compared to $79 million during the second quarter of 2003. Non-operating cash outflows for the second quarter of 2004 included capital asset expenditures of $30 million, including $16 million for new center development, and $15 million for acquisitions (net of divestitures). Non-operating cash outflows for the second quarter of 2003 included capital asset expenditures of $20 million, including $10 million for new center development, and approximately $46 million for acquisitions. During the second quarter of 2004 we acquired a total of 7 dialysis centers and opened 13 new dialysis centers. During the second quarter of 2003 we acquired 11 new dialysis centers and opened 8 new dialysis centers.

Cash flow from operations during the first six months of 2004 amounted to $217 million including after-tax Medicare lab recoveries of $12 million, compared to $159 million during the first six months of 2003. Non-operating cash outflows for the first six months of 2004 included capital asset expenditures of $55 million, including $35 million for new center development, and $32 million for acquisitions (net of divestitures). During the first six months of 2004, we acquired a total of 12 dialysis centers and opened 18 new dialysis centers.

In July 2004, we acquired 10 additional centers for approximately $60 million and entered into a definitive agreement to acquire Physicians Dialysis, Inc. (PDI) for approximately $150 million in cash. The acquisition of PDI, which currently operates 24 centers, is expected to close by the end of the third quarter.

Subsequent to June 30, 2004, we amended our existing credit facilities in order to modify certain restricted payment covenants principally for acquisitions and share repurchases and extended the maturity of the Term Loan B until June 30, 2010. We also borrowed an additional $250 million under a new Term Loan C to fund potential acquisitions and/or share repurchases. The remaining board authorization for share repurchases is currently $145 million. The new Term Loan C currently bears interest at LIBOR plus 1.75% for an overall effective rate of 3.23%. The aggregate annual principal payments for the amended Term Loan B and the Term Loan C are approximately $56 million and $11.9 million in the first five years of the agreement, and $974.2 million and $238.1 million in the sixth year, respectively, due no later than June 30, 2010.

We have two interest rate swap agreements on our Term Loan B outstanding debt, expiring in November 2008 and in January 2009. As of June 30, 2004, the total notional amount of the swap agreements was $270 million and the fair value was $3.6 million, resulting in comprehensive income during the second quarter of 2004 of $5.7 million, net of tax.

Accounts receivable at June 30, 2004 amounted to $402 million, an increase of approximately $2 million from March 31, 2004. The June 30, 2004 accounts receivable balance represented 68 days of revenue, compared to 70 days as of March 31, 2004.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Significant New Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees under APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for all existing unvested awards and new awards effective January 1, 2005. The Company currently allocates pro forma compensation expense for stock options on a grant-level basis under the provisions of the currently effective SFAS No. 123. The proposed statement would require share-based compensation expense on new awards to be recognized over the individual vesting periods, which would result in an accelerated expense allocation. We are in the process of assessing the potential impact of this proposed statement on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of June 30, 2004, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Fair Value	Average Interest Rate
	2004	2005	2006	2007	2008	2009
	(dollars in millions)
Long-term debt:
Fixed rate	$4	$1	$1	$3			$3	$12	$12	5.36%
Variable rate	$23	$45	$51	$22	$744	$247		$1,132	$1,132	3.93%

The Company entered into an interest rate swap agreement during 2003 that had the economic effect of fixing the LIBOR-based interest rate at 5.39% based upon a 2.00% margin in effect on June 30, 2004, on an amortizing notional amount of $135 million of the Term Loan B outstanding debt. The agreement expires in November 2008 and requires quarterly interest payments. As of June 30, 2004, the notional amount of the swap was $135 million and its fair value was $1.0 million, resulting in other comprehensive income during the second quarter of 2004 of $2.9 million, net of tax.

In 2004, the Company entered into another interest rate swap agreement that had the economic effect of fixing the LIBOR-based interest rate at 5.08% based upon a 2.00% margin in effect on June 30, 2004, on an additional amortizing notional amount of $135 million of the Term Loan B outstanding debt. The agreement expires in January 2009 and requires quarterly interest payments. As of June 30, 2004, the notional amount of the swap agreement was $135 million and its fair value was $2.6 million, resulting in other comprehensive income during the second quarter of 2004 of $2.8 million, net of tax.

As a result of these swap agreements, the Company’s effective interest rate on its entire credit facility was 3.93% based upon a 2.00% margin in effect on June 30, 2004.

Item 4.	Controls and Procedures.

Management maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

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

We have established and maintain a system of internal controls over financial reporting designed to provide reasonable assurance that transactions are executed with proper authorization and are properly recorded in the Company’s records, and that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Internal controls over financial reporting are periodically reviewed and revised if necessary, and are augmented by appropriate oversight and audit functions.

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

Our revenue levels are sensitive to the percentage of our reimbursements from higher-paying commercial plans. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. If there is a significant change in the number of patients under higher-paying commercial plans relative to plans that pay at lower rates (for example, a reduction in the average number of patients under indemnity and PPO plans compared with the average number of patients under HMO plans and government programs) it would negatively impact our revenues, cash flows and earnings.

Changes in clinical practices and reimbursement rates or rules for EPO and other drugs could substantially reduce our revenues and earnings.

The administration of EPO and other drugs accounts for approximately one third of our net operating revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement criteria, the introduction of new drugs and the conversion to alternate types of administration (for example, from intravenous administration to subcutaneous or oral administration, that may in turn result in lower or less frequent dosages) could materially reduce our revenues and earnings from the administration of EPO and other drugs. For example, some Medicare fiscal intermediaries are seeking to implement local medical review policies for EPO and vitamin D analogs that would effectively limit utilization of and reimbursement for these drugs. CMS has proposed a draft national coverage decision that will direct all fiscal intermediaries with respect to reimbursement coverage for EPO. It is possible that the draft policy, if finalized, will affect physician prescription patterns and the timing of our cash flows due to changes in auditing methodology by fiscal intermediaries.

Congress and CMS have indicated that the current drug reimbursement scheme is under review and may be modified. Congress and CMS are currently considering a proposal which would expand the drugs and services that are included in the composite rate. Any reduction in private and government reimbursement rates for EPO or other pharmaceutical drugs that we administer would reduce our net earnings and cash flows. Congress has already taken action that will change the way we are reimbursed for certain drugs that are currently billed outside of the composite rate, including EPO. This change will go into effect in 2005 and will result in a lower reimbursement rate for these drugs and a higher composite rate.

Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our operating earnings and cash flows.

CMS is studying further changes to the ESRD program, including whether the Medicare composite rate for dialysis should be modified to include additional services that are now separately billable, such as laboratory and other diagnostic tests and the administration of EPO and other pharmaceuticals, in the composite rate. If Medicare began to include in its composite reimbursement rate any ancillary services that it currently reimburses separately, our revenue would decrease to the extent there was not a corresponding increase in that composite rate. In particular, Medicare revenue from EPO is approximately 25% of our total Medicare revenue. If EPO were included in the composite rate, and if the rate were not increased sufficiently, our operating earnings and cash flow could decrease substantially.

Adverse developments with respect to EPO and the introduction of Aranesp® could materially reduce our net earnings and cash flows and affect our ability to care for our patients.

Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Although we have entered into contracts for EPO pricing for a fixed time period that includes discount variables depending on certain clinical criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. An increase in the cost of EPO could have a material adverse effect on our net earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a new drug used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can remain effective for between two and three weeks. In the event that Amgen begins to market Aranesp® for the treatment of dialysis patients, we may realize lower margins on the administration of Aranesp® than are currently realized with EPO. In addition, some physicians may begin to administer Aranesp® in their offices, which would prevent us from recognizing revenue or profit from the administration of EPO or Aranesp® to those physicians’ patients.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our net earnings and cash flows.

Approximately 50% of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike most other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. For 2002 through 2004, there has been no increase in the composite rate. In 2005, there will be an increase of only 1.6%. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in reimbursement rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net earnings and cash flows would be adversely affected.

Future declines in Medicaid reimbursement rates would reduce our net earnings and cash flows.

Approximately 5% of our dialysis revenues are generated from patients who have Medicaid as their primary coverage. In addition approximately 4% of our dialysis revenues are from Medicaid secondary coverage. Approximately 45% of our Medicaid revenue is derived from patients in California. If state governments change Medicaid programs or the rates paid by those programs for our services, then our revenue and earnings may decline. Some of the states’ Medicaid programs have reduced rates for dialysis services, and others have proposed such reductions or other changes to eligibility for Medicaid coverage. Any actions to limit Medicaid coverage or further reduce reimbursement rates for dialysis and related services would adversely affect our revenue and earnings.

The pending federal review of some of our historical practices could result in substantial penalties against us.

We are voluntarily cooperating with the Civil Division of the United States Attorney’s Office and the OIG in Philadelphia in a review of some of our practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services. The Department of Justice has also requested and received information regarding these laboratories. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

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

Businesses we acquire may have unknown or contingent liabilities, including for failure to adhere to laws and regulations governing dialysis operations. We generally seek indemnification from the sellers of businesses we acquire, but such liabilities may not be covered or may be greater than contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues and earnings.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenues and earnings would decline.

If a significant number of physicians stop referring patients to our centers, it could have a material adverse effect on our revenue and earnings. Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. Additionally, both current and former medical directors have no obligation to refer their patients to our centers. Also, if quality of service levels at our centers deteriorate, it may negatively impact patient referrals and treatment volumes.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of July 1, 2004, there were 31 centers, accounting for nearly 5% of our treatment volume, at which the medical director agreements required renewal on or before June 30, 2005.

We also may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the safe harbor provisions of the anti-kickback statute and other similar laws. These actions could negatively impact physicians’ decisions to extend their medical director agreements with us or to refer their patients to us. In addition, if the terms of an existing agreement were found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement, or force the physician to stop referring patients to the centers.

If our joint ventures are found to violate the law, we could suffer severe consequences that would substantially reduce our revenues and earnings.

We operate 102 dialysis centers that are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups have a minority interest. The physician owners may also provide medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to satisfy as many safe harbor requirements as possible in structuring these joint venture arrangements. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Also, we believe we have structured the physician relationships in these joint ventures in a way that meets applicable exceptions of the Stark I and Stark II provisions under the Omnibus Budget Reconciliation Acts of 1989 and 1993 or that otherwise complies with the Stark provisions. If the joint ventures were found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If the joint venture centers are subject to any of these penalties, we could suffer severe consequences that would substantially reduce our revenues and earnings.

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

Provisions in our charter documents and compensation programs may deter a change of control that our stockholders would otherwise determine to be in their best interests.

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval, and a poison pill that would substantially dilute the interest sought by an acquirer that our board of directors does not approve.

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock options, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on June 30, 2004, these cash bonuses would total approximately $116 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

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

Our annual meeting of stockholders was held on May 24, 2004.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors were elected at the meeting with the number of votes cast for each director or withheld from each director set forth after the director’s respective name.

Name	Votes for Director	Authority Withheld
Nancy-Ann DeParle	60,688,314	1,851,469
Richard B. Fontaine	59,899,025	2,640,758
Peter T. Grauer	59,880,916	2,658,867
Michele J. Hooper.	59,678,870	2,860,913
C. Raymond Larkin, Jr.	33,058,492	29,481,291
John M. Nehra	59,118,891	3,420,892
William L. Roper	61,658,623	881,160
Kent J. Thiry	60,920,948	1,618,835

Item 5 is not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.✓

10.1	Employment Agreement, effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.✓*

10.2

Third Amended and Restated Credit Agreement, dated as of July 30, 2004, among DaVita Inc., the lenders party thereto, Credit Suisse First Boston, Cayman Islands Branch as Joint Book Manager, and Administrative Agent and Sole Book Manager for the Term Loan B and the Term Loan C, Banc of America Securities LLC as Joint Book Manager and Bank of America N.A., as Syndication Agent.✓

10.3	Guarantee Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc., named therein in favor of the lenders party to the Third Amended and Restated Credit Agreement.✓

10.4	Security Agreement Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party.✓

31.1	Certification of the Chief Executive Officer, dated August 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

(b) Reports on Form 8-K

Current report on Form 8-K dated May 17, 2004, furnished under Item 5, “ Other Events and Regulation FD Disclosure” announcing a three-for-two stock split of Company’s common stock. A copy of the press release was attached to the Form 8-K as Exhibit 99.1.

Current report on Form 8-K dated July 22, 2004, furnished under Item 5, “Other Events and Regulation FD Disclosure” announcing that the Company had entered into a definitive agreement to acquire Physicians Dialysis Inc. A copy of the press release was attached to the Form 8-K as Exhibit 99.1.

Current report on Form 8-K dated August 3, 2004, furnished under Item 12, “Disclosure of Results of Operations and Financial Condition”, announcing the Company’s financial results for the quarter ended June 30, 2004. A copy of the press release announcing the Company’s financial results for the quarter ended June 30, 2004 was attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Interim Chief Financial Officer, Vice President and Controller*

Date: August 3, 2004

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.✓

10.1	Employment Agreement, effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.✓*

10.2

Third Amended and Restated Credit Agreement, dated as of July 30, 2004, among DaVita Inc., the lenders party thereto, Credit Suisse First Boston, Cayman Islands Branch as Joint Book Manager, and Administrative Agent and Sole Book Manager for the Term Loan B and the Term Loan C, Banc of America Securities LLC as Joint Book Manager and Bank of America N.A., as Syndication Agent.✓

10.3	Guarantee Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc., named therein in favor of the lenders party to the Third Amended and Restated Credit Agreement.✓

10.4	Security Agreement Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party.✓

31.1	Certification of the Chief Executive Officer, dated August 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 3, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 3, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.