Form 10-Q
period 2004-09-30
DAVITA INC
filed 2004-11-08
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

September 30, 2004

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

As of November 1, 2004, there were approximately 97.6 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net operating revenues	$595,531	$513,282	$1,682,592	$1,462,972
Operating expenses and charges:
Patient care costs	396,909	347,895	1,135,477	1,000,591
General and administrative	50,600	39,920	138,931	119,290
Depreciation and amortization	22,257	19,336	63,454	54,702
Provision for uncollectible accounts	10,520	9,214	29,964	26,231
Minority interests and equity income, net	3,593	1,706	9,814	4,813

Total operating expenses and charges	483,879	418,071	1,377,640	1,205,627

Operating income	111,652	95,211	304,952	257,345

Debt expense	13,741	16,111	36,635	55,062
Refinancing charges		17,240		17,240
Other income	1,010	1,050	3,120	2,725

Income before income taxes	98,921	62,910	271,437	187,768
Income tax expense	38,535	24,850	105,785	74,775

Net income	$60,386	$38,060	$165,652	$112,993

Earnings per share:
Basic	$0.61	$0.39	$1.67	$1.21

Diluted	$0.59	$0.36	$1.61	$1.07

Weighted average shares for earnings per share:
Basic	99,168,930	97,654,447	98,972,666	93,663,063

Diluted	102,889,781	114,749,043	103,193,267	117,231,159

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$60,386	$38,060	$165,652	$112,993
Unrealized (loss) gain on securities, net of tax benefit/expense of $1,628 and $360	(2,546)		564

Comprehensive income	$57,840	$38,060	$166,216	$112,993

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$226,942	$61,657
Accounts receivable, less allowance of $59,051 and $52,554	434,669	387,933
Medicare lab recoveries	8,293	19,000
Inventories	30,666	32,853
Other current assets	47,723	43,875
Deferred income taxes	78,581	59,740

Total current assets	826,874	605,058
Property and equipment, net	392,072	342,447
Amortizable intangibles, net	62,238	49,971
Investments in third-party dialysis businesses	4,381	3,095
Other long-term assets	8,368	10,771
Goodwill	1,136,958	934,188

	$2,430,891	$1,945,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$84,365	$71,868
Other liabilities	157,707	112,654
Accrued compensation and benefits	123,166	100,909
Current portion of long-term debt	53,277	50,557
Income taxes payable	27,138	26,832

Total current liabilities	445,653	362,820
Long-term debt	1,334,687	1,117,002
Other long-term liabilities	19,662	19,310
Deferred income taxes	133,613	106,240
Minority interests	44,940	33,287
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 and 134,806,204 shares issued)	135	135
Additional paid-in capital	541,736	539,575
Retained earnings	554,685	389,083
Treasury stock, at cost (37,153,625 and 38,052,028 shares)	(643,860)	(620,998)
Accumulated comprehensive income valuations	(360)	(924)

Total shareholders’ equity	452,336	306,871

	$2,430,891	$1,945,530

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$165,652	$112,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63,454	54,702
Stock options, principally tax benefits	30,465	10,240
Deferred income taxes	11,831	12,271
Loss on divestitures	59	929
Non-cash debt expense	1,497	2,636
Equity investment income	(1,531)	(1,331)
Minority interests in income of consolidated subsidiaries	11,345	6,144
Distributions to minority interests	(6,966)	(5,560)
Refinancing charges		17,240
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(33,998)	(9,978)
Medicare lab recoveries	10,707
Inventories	5,065	9,974
Other current assets	(755)	(4,189)
Other long-term assets	2,109	3,902
Accounts payable	7,773	(7,950)
Accrued compensation and benefits	22,409	12,959
Other current liabilities	43,360	25,832
Income taxes	136	13,312
Other long-term liabilities	(8)	4,946

Net cash provided by operating activities	332,604	259,072

Cash flows from investing activities:
Additions of property and equipment, net	(89,872)	(64,031)
Acquisitions and divestitures, net	(245,284)	(66,922)
Investments in and advances to affiliates, net	4,862	3,516
Intangible assets	(635)	(540)

Net cash used in investing activities	(330,929)	(127,977)

Cash flows from financing activities:
Borrowings	3,123,171	3,423,511
Payments on long-term debt	(2,903,648)	(3,299,064)
Debt redemption premium		(8,405)
Deferred financing costs	(3,934)	(3,445)
Purchase of treasury stock	(86,559)	(83,037)
Stock option exercises	34,580	14,979

Net cash provided by financing activities	163,610	44,539

Net increase in cash and cash equivalents	165,285	175,634
Cash and cash equivalents at beginning of period	61,657	96,475

Cash and cash equivalents at end of period	$226,942	$272,109

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its consolidated subsidiaries.

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All share and per share data has been restated to reflect the effects of a stock split during the second quarter of 2004 (see Note 4).

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

Pro forma - As if all stock options were expensed	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$60,386	$38,060	$165,652	$112,993
Add: Stock-based employee compensation expense included in reported net income, net of tax	360	317	799	752
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,758)	(2,388)	(7,174)	(6,930)

Pro forma net income	$57,988	$35,989	$159,277	$106,815

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$57,988	$35,989	$159,277	$106,815

Weighted average shares outstanding	99,135	97,560	98,939	93,569
Vested restricted stock units	34	94	34	94

Weighted average shares for basic earnings per share calculation	99,169	97,654	98,973	93,663

Basic net income per share—Pro forma	$0.58	$0.37	$1.61	$1.14

Basic net income per share—As reported	$0.61	$0.39	$1.67	$1.21

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Pro forma diluted earnings per share:
Pro forma net income	$57,988	$35,989	$159,277	$106,815
Debt expense savings, net of tax, from assumed conversion of convertible debt		2,910		12,741

Pro forma net income for diluted earnings per share calculation	$57,988	$38,899	$159,277	$119,556

Weighted average shares outstanding	99,135	97,560	98,939	93,569
Vested restricted stock units	34	94	34	94
Assumed incremental shares from stock plans	3,737	6,142	4,327	5,292
Assumed incremental shares from convertible debt		12,420		19,535

Weighted average shares for diluted earnings per share calculation	102,906	116,216	103,300	118,490

Diluted net income per share—Pro forma	$0.56	$0.33	$1.54	$1.01

Diluted net income per share—As reported	$0.59	$0.36	$1.61	$1.07

2.	Earnings per share

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows (shares in 000’s):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic:
Net income	$60,386	$38,060	$165,652	$112,993

Weighted average shares outstanding during the period	99,135	97,560	98,939	93,569
Vested restricted stock units	34	94	34	94

Weighted average shares for basic earnings per share calculations	99,169	97,654	98,973	93,663

Basic net income per share	$0.61	$0.39	$1.67	$1.21

Diluted:
Net income	$60,386	$38,060	$165,652	$112,993
Debt expense savings, net of tax, from assumed conversion of convertible debt		2,910		12,741

Net income for diluted earnings per share calculations	$60,386	$40,970	$165,652	$125,734

Weighted average shares outstanding during the period	99,135	97,560	98,939	93,569
Vested restricted stock units	34	94	34	94
Assumed incremental shares from stock plans	3,721	4,675	4,221	4,034
Assumed incremental shares from convertible debt		12,420		19,534

Weighted average shares for diluted earnings per share calculations	102,890	114,749	103,194	117,231

Diluted net income per share	$0.59	$0.36	$1.61	$1.07

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

For the three and nine months ended September 30, 2003, the calculation of diluted earnings per share assumes conversion of both the 5 5/8% convertible subordinated notes and the 7% convertible subordinated notes. All convertible subordinated notes were redeemed or converted into shares of the Company’s common stock during the second half of 2003.

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Stock option shares not included in computation (shares in 000’s)	1,281	158	794	320
Exercise price range of shares not included in computation:
Low	$29.98	$29.41	$29.85	$25.12
High	$33.35	$33.00	$33.35	$33.00

3.	Long-term debt

Long-term debt was comprised of the following:

	September 30, 2004	December 31, 2003
Term loan A	$92,958	$118,310
Term loan B	1,027,473	1,035,889
Term loan C	250,000
Capital lease obligations	8,600	7,944
Acquisition obligations and other notes payable	8,933	5,416

	1,387,964	1,167,559
Less current portion	(53,277)	(50,557)

	$1,334,687	$1,117,002

Scheduled maturities of long-term debt at September 30, 2004 were as follows:

2004	$16,002
2005	49,701
2006	56,123
2007	28,024
2008	15,223
2009	614,164
Thereafter	608,727

On July 30, 2004, the Company amended its existing credit facilities in order to modify certain restricted payment covenants, principally for acquisitions and share repurchases, and to extend the maturity of the Term Loan B until June 30, 2010. The Company also borrowed an additional $250,000 under a new Term Loan C. The

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Term Loan C currently bears interest at LIBOR plus 1.75% for an overall effective rate of 3.56% at September 30, 2004. The aggregate annual principal payments for the amended Term Loan B and the Term Loan C are approximately $56,100 and $11,900 in the first five years of the agreement, and $974,200 and $238,100 in the sixth year, respectively, due no later than June 30, 2010.

As of September 30, 2004, the Company had undrawn revolving credit facilities totaling $115,950 of which $22,984 was committed for outstanding letters of credit.

The Company entered into an interest rate swap agreement during 2003 that had the economic effect of fixing the LIBOR-based interest rate at 3.39%, plus the Term Loan B margin which was 2.00% as of September 30, 2004, on an amortizing notional amount of $135,000 matched with the Term Loan B outstanding debt. The agreement expires in November 2008 and requires quarterly interest payments. As of September 30, 2004, the notional amount of the swap was $135,000 and its fair value was a $626 liability, resulting in a charge to comprehensive income in the third quarter of 2004 of $1,015, net of tax.

In January 2004, the Company entered into an interest rate swap agreement that had the economic effect of fixing the LIBOR-based interest rate at 3.08%, plus the Term Loan B margin which was 2.00% as of September 30, 2004, on an additional amortizing notional amount of $135,000 matched with the Term Loan B outstanding debt. The agreement expires in January 2009 and requires quarterly interest payments. As of September 30, 2004, the notional amount of the swap was $135,000 and its fair value was an asset of $658, resulting in a charge to comprehensive income in the third quarter of 2004 of $1,152, net of tax.

On August 25, 2004, the Company entered into an interest rate swap agreement that had the economic effect of fixing the LIBOR-based interest rate at 3.64%, plus the Term Loan C margin which was 1.75% as of September 30, 2004, on a non-amortizing notional amount of $75,000 matched with the Term Loan C outstanding debt. The agreement expires in August 2008 and requires quarterly interest payments. As of September 30, 2004, the fair value of the swap was a $621 liability, resulting in a charge to comprehensive income in the third quarter of 2004 of $379, net of tax.

As a result of these swap agreements, the Company’s effective interest rate on its entire credit facility was 4.33% based upon margins ranging from 1.50% to 2.00% in effect on September 30, 2004.

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

Under the previously announced Board authorization for share repurchases, the Company repurchased a total of 3,049,800 shares of common stock at an average price of $28.69 per share during the third quarter of 2004. On November 2, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $200,000 of its common stock in the open market or in privately negotiated transactions. The total outstanding Board authorizations for share repurchases are now approximately $250,000.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

5.	Significant new accounting standard

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date for all unvested and new awards. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees under APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement would not be effective before the third quarter of 2005. The potential impact on the Company’s consolidated financial statements will be assessed when the final standard is issued.

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

United States Attorney inquiries

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, the Company received a subpoena from the Philadelphia office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena required an update to the information the Company provided in its response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested and continues to cooperate with the United States Attorney’s Office and the OIG in its investigation. As it proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

On October 25, 2004, the Company received a subpoena from the United States Department of Justice, Eastern District of New York. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the operations of the Company, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH) and to products relating to vitamin D therapies. The Company believes that the subpoena has been issued in connection with a joint civil and criminal investigation. Three of the Company’s competitors as well as other companies in related fields have also announced the receipt of similar subpoenas from the Department of Justice. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Compliance

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

with the subpoena will require management attention and legal expense. The Company cannot predict whether legal proceedings will be initiated against the Company relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

Florida laboratory

The Company’s Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter of 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds related to review periods from April 1998 through May 2001. During the second half of 2002, the carrier paid the Company a total of $68,778, of which $58,778 related to prior years’ services. The carrier’s hearing officer subsequently rendered partially favorable decisions relating to review periods from April 1998 to May 2000, which resulted in the Company’s recognition of additional recoveries of $24,000 in the fourth quarter of 2003, of which $19,000 was received during the first quarter of 2004. The Company filed requests for appeal for the remaining unsettled claims for these review periods. In the third quarter of 2004, an administrative law judge rendered a favorable decision regarding the majority of these unsettled claims, which resulted in the Company’s recognition of $8,293 in additional recoveries in the quarter. Following this most recent favorable ruling, less than $4,000 in disputed Medicare lab billings remain unresolved.

The carrier is also conducting a study of the utilization of dialysis-related laboratory services to determine appropriate frequencies for tests and supporting documentation. During the course of the study, the carrier has suspended dialysis laboratory prepayment screens. In its initial findings from the study, the carrier had determined that some of its prior prepayment screens were invalidating appropriate claims. The Company cannot determine what prepayment screens, post-payment review procedures, documentation requirements or other program safeguards the carrier may implement as a result of its study or other developments. The carrier has also informed the Company that any claims that it reimburses during the study period may also be subject to post-payment review and retraction if the reimbursements are later determined to have been inappropriate. Medicare lab revenue for current period services is being recognized based on estimated allowances for future claim denials, and changes in estimated Medicare lab revenue will be recognized based on ongoing denial experience trends.

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

The Company has obligations to purchase the interests of its partners in several joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the partners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of September 30, 2004, the Company’s potential obligations under these put options totaled approximately $93,000, of which approximately $58,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $15,000 that could be called in the event of non-performance of the centers over the next five years.

The Company holds mandatorily redeemable instruments in connection with certain consolidated partnerships, consisting of obligations to liquidate the minority partners’ interests in these limited-life entities when they dissolve after terms of ten to fifty years. As of September 30, 2004, such distributions would be valued at less than the related minority interests balances in the consolidated financial statements.

8.	Acquisitions

In the first nine months of 2004, the Company completed 16 acquisitions of dialysis businesses consisting of 45 centers, for a total of approximately $246,500 in cash, of which the largest was the purchase of the common stock of Physicians Dialysis Inc. (PDI) for approximately $150,000 effective September 1, 2004. All of the other acquisitions were asset purchases. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective date of the acquisitions.

The initial purchase price allocations are recorded at fair values based upon the best information available for the acquired business and are finalized when identified pre-acquisition contingencies have been resolved and information arranged to be obtained has been received. The valuation of certain long-term assets acquired in the PDI acquisition have not been finalized as of September 30, 2004, however any adjustments to the initial purchase price allocation that may be required are not expected to be material.

The total purchase cost allocations were as follows:

Nine months ended September 30, 2004
Tangible assets	$36,233
Amortizable intangible assets	17,557
Goodwill	202,636
Liabilities assumed	(8,240)
Minority interests assumed	(1,686)

Total purchase costs	$246,500

The amortizable intangible assets are amortized using the straight-line method over a weighted-average amortization period of nine years. The total amount of goodwill deductible for tax purposes is approximately $120,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, acquisitions, other business conditions, accounting estimates, and the risk factors set forth in this Quarterly Report on Form 10-Q. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients and from the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with physician medical directors and legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office and the HHS Office of Inspector General in Philadelphia and the recently announced subpoena from the U.S. Attorney’s Office, Eastern District of New York. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

The following should be read in conjunction with our disclosures and discussions contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of operations

For the quarter ended September 30, 2004, we experienced no significant changes in our business fundamentals or major risk factors. Our operating results for the third quarter of 2004 compared with the prior sequential quarter and the same quarter of last year were as follows:

	Quarter ended
	September 30, 2004		June 30, 2004		September 30, 2003
	(dollar amounts rounded to nearest million, except per treatment data)
Current period services	$587	100%	$552	100%	$513	100%
Prior years’ services – Medicare lab recoveries	8

Total net operating revenues	595		552		513

Operating expenses and charges:
Patient care costs	397	68%	375	68%	348	68%
General and administrative	51	9%	46	8%	40	8%
Depreciation and amortization	22	4%	21	4%	19	4%
Provision for uncollectible accounts, net of recoveries	10	2%	10	2%	9	2%
Minority interest and equity income, net	4	1%	4	1%	2

Total operating expenses and charges	484	82%	455	83%	418	82%

Operating income (including prior period services revenue)	$112		$96		$95

Dialysis treatments	1,804,534		1,704,882		1,625,058
Average dialysis treatments per treatment day	22,842		21,857		20,570
Average dialysis revenue per dialysis treatment	$314		$312		$306

Net Operating Revenues

Net operating revenues. Net operating revenues for the quarter increased $74 million, or approximately 14%, compared with the third quarter of 2003, excluding Medicare lab recoveries for prior years’ services of $8 million recognized in the third quarter of 2004. Increases in the number of dialysis treatments accounted for approximately 11% of the increase in revenue and approximately 3% was attributable to an increase in the average reimbursement rate per dialysis treatment. Additionally, lab and other revenues were approximately $6 million higher than in the third quarter of 2003. The increase in the number of dialysis treatments was attributable to non-acquired annual treatment growth of approximately 4.8%, and growth through acquisitions. We continue to expect the non-acquired growth rate to remain in the range of 3% to 5%. The average dialysis revenue per treatment (excluding lab, other ancillary services, and management fee income) was $314 in the third quarter of 2004 compared with $306 for the third quarter of 2003. The increase in average dialysis revenue per treatment was primarily due to commercial reimbursement rates.

Compared with the second quarter of 2004, net operating revenues for the third quarter of 2004 increased by $36 million or approximately 6%, excluding the prior period Medicare lab recoveries. The increase was primarily due to an increase in the number of dialysis treatments. The increase in the average dialysis revenue per treatment in the third quarter of 2004 was approximately $2 per treatment, due primarily to commercial pricing, partially offset by changes in intensity of physician prescribed pharmaceuticals, principally EPO.

As discussed in Note 6 to the consolidated financial statements (Contingencies), our Florida-based laboratory subsidiary has been under an ongoing third-party carrier review for Medicare reimbursement claims since 1998. Prior to the third quarter of 2002, no Medicare payments had been received for approximately four years. Following a favorable ruling by an administrative law judge in June 2002, the carrier began processing billings for current period services in the third the quarter of 2002, at which time we began recognizing current period Medicare lab revenue. Lab revenues for periods prior to the third quarter of 2002 have been recognized when recoveries have been established by favorable rulings by an administrative law judge or the carriers hearing officer. As a result of another favorable ruling by an administrative law judge during the third quarter of 2004, an additional $8.3 million in prior period lab recoveries was recognized. The $8.3 million in recoveries is expected to be paid by the carrier during the fourth quarter. Prior period lab recoveries since third quarter 2002 total $101 million, including $10 million relating to the first half of 2002. Following the most recent favorable ruling, less than $4 million in disputed Medicare lab billings remain unresolved.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 68% of current period net operating revenues for all periods presented. On a per-treatment basis, patient care costs increased approximately $6 from the third quarter of 2003 and were approximately the same as compared with the second quarter of 2004. The increase in the third quarter of 2004 compared to the third quarter of 2003 was primarily attributable to labor and related benefits.

General and administrative expenses. General and administrative expenses were approximately 9% of current period net operating revenues in the third quarter of 2004, as compared to 8% for the second quarter of 2004 and the third quarter of 2003. In absolute dollars, general and administrative expenses for the third quarter of 2004 increased by approximately $11 million or 27% compared to the third quarter of 2003, and increased approximately $5 million or 11% from the second quarter of 2004. The increase in the third quarter of 2004 as compared to both previous periods was primarily attributable to increased salaries, professional fees for legal and compliance initiatives, and the timing of certain expenditures.

Depreciation and amortization. The increase in depreciation and amortization in the third quarter of 2004 as compared to both previous periods was primarily due to new center developments and acquisitions.

Provision for uncollectible accounts receivable. The provisions for uncollectible accounts receivable were approximately 1.8% of current period net operating revenues for all periods presented.

Debt expense. Debt expense of $13.7 million in the third quarter of 2004 increased by $2.5 million compared to the second quarter of 2004, and was $2.4 million lower than the third quarter of 2003. The increase in the third quarter of 2004 as compared to the second quarter of 2004 was due to higher average debt balances related to our Term Loan C, and higher average interest rates due to changes in the LIBOR interest rates and the effects of our swap agreements. The decrease in the third quarter of 2004 compared to the third quarter of 2003 was due to the lower average interest rates and lower average debt balances. The average effective interest rate for the third quarter of 2004 was 4.1% compared to 3.8% for the second quarter of 2004, and 4.3% for the third quarter of 2003.

Minority interests and equity income, net. Minority interests net of equity income increased from approximately $4.8 million in the first three quarters of 2003 to $9.8 million in the first three quarters of 2004. This increase reflects an ongoing trend toward a higher percentage of our new centers having minority partners as well as the revenue growth of joint ventures.

Outlook

Outlook. We expect our fourth quarter operating income to be comparable to the third quarter of 2004. Regarding 2005, the Centers for Medicare and Medicaid Services (CMS) recently released final rules under the 2003 Medicare Modernization Act (MMA) and has proposed policy changes with respect to EPO utilization which will negatively impact our operating income going forward. Also, as part of the 2003 MMA ESRD payment reform, CMS has proposed implementation of a case-mix adjustment in 2005 that could negatively impact our operating income going forward. Taking these factors into account, but without regard to the uncertain outcome of the proposed MMA implementation of the case-mix adjustment, we currently expect 2005 operating income to be flat to 6% higher than the 2004 annual level.

These projections and the underlying assumptions involve significant risks and uncertainties that could cause the actual results to differ materially from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients and from the administration of pharmaceuticals, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, and legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the United States Attorney’s Office and the HHS Office of Inspector General in Philadelphia and the recently announced subpoena from the U.S. Attorney’s Office, Eastern District of New York. We undertake no duty to update these projections, whether due to changes in current or expected trends, underlying market conditions, decisions of the United States Attorney’s Office, the Department of Justice or the OIG in any pending or future review of our business, or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2004 amounted to $116 million, compared to $100 million during the third quarter of 2003. Non-operating cash outflows for the third quarter of 2004 included capital asset expenditures of $35 million, including $23 million for new center development, and $214 million for acquisitions (net of divestitures). Non-operating cash outflows for the third quarter of 2003 included capital asset expenditures of $22 million, including $13 million for new center development, and approximately $20 million for acquisitions. During the third quarter of 2004 we acquired a total of 37 dialysis centers including minority interests in 4 centers, opened 7 new dialysis centers and provided administrative services to 2 additional centers. Twenty-four of these centers were associated with our acquisition of Physicians Dialysis, Inc., which was completed on September 1, 2004. During the third quarter of 2003 we acquired 3 new dialysis centers and opened 7 new dialysis centers.

Cash flow from operations during the first nine months of 2004 amounted to $333 million including after-tax Medicare lab recoveries of $12 million, compared to $259 million during the first nine months of 2003.

Non-operating cash outflows for the first nine months of 2004 included capital asset expenditures of $90 million, including $58 million for new center development, and $245 million for acquisitions (net of divestitures). Non-operating cash outflows for the third quarter of 2003 included capital asset expenditures of $64 million, including $35 million for new center development and $29 million for equipment and information technology projects and $67 million in acquisitions. During the first nine months of 2004, we acquired a total of 45 dialysis centers and opened 25 new dialysis centers. During the first nine months of 2003, we acquired a total of 16 dialysis centers and opened 22 new dialysis centers.

The largest acquisition during the first nine months of 2004 was the purchase of the common stock of Physicians Dialysis, Inc., or PDI for approximately $150 million in cash as of September 1, 2004. All of our other acquisitions have been asset purchases.

On July 30, 2004, we amended our existing credit facilities in order to modify certain restricted payment covenants, principally for acquisitions and share repurchases, and to extend the maturity of the Term Loan B until June 30, 2010. We also borrowed an additional $250 million under a new Term Loan C principally to fund potential acquisitions and share repurchases. The Term Loan C currently bears interest at LIBOR plus 1.75% for an overall effective rate of 3.56% at September 30, 2004. The aggregate annual principal payments for the amended Term Loan B and the Term Loan C are approximately $56.1 million and $11.9 million in the first five years of the agreement, and $974.2 million and $238.1 million in the sixth year, respectively, due no later than June 30, 2010.

Under the previously announced Board authorization for share repurchases, we repurchased a total of 3,049,800 shares of common stock at an average price of $28.69 per share during the third quarter of 2004. On November 2, 2004, our Board of Directors authorized us to repurchase up to an additional $200 million of our common stock, from time to time, in the open market or in privately negotiated transactions. The total outstanding Board authorizations for share repurchases are now approximately $250 million.

We have three interest rate swap agreements, two on our Term Loan B outstanding debt and one on our Term Loan C outstanding debt. Two of the agreements expire in 2008 and one in 2009. As of September 30, 2004, the total notional amount of the swap agreements was $345 million and the interest rates are economically fixed ranging from 3.08% to 3.64% plus margins ranging from 1.75% to 2.00% in effect as of September 30, 2004. The fair value of the swaps was a $0.6 million liability, resulting in a charge to comprehensive income in the third quarter of 2004 of $2.5 million, net of tax.

Accounts receivable at September 30, 2004 amounted to $435 million, an increase of approximately $33 million from June 30, 2004. The increase is primarily due to revenue growth and the acquisition of PDI. The September 30, 2004, and June 30, 2004 accounts receivable balances represented 68 days of revenue.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Recent Events

On October 25, 2004, we received a subpoena from the United States Department of Justice, Eastern District of New York. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including our Florida lab. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH) and to products relating to vitamin D therapies. We believe that the subpoena has been issued in connection with a joint civil and criminal investigation. Three of our competitors as well as other companies in related fields have also announced the receipt of similar subpoenas from the Department of Justice. To our knowledge, no proceedings have been initiated against us at this time. Compliance with the subpoena will require management attention and legal expense. We cannot predict whether legal proceedings will be initiated against us relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. If a court determines that there has been wrongdoing, the penalties under the applicable statutes could be substantial.

Significant New Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date for all unvested and new awards. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees under APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement would not be effective before the third quarter of 2005. We will assess the potential impact on our consolidated financial statements when the final standard is issued.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of September 30, 2004, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Fair Value	Average Interest Rate
	2004	2005	2006	2007	2008	2009
	(dollars in millions)
Long-term debt:
Fixed rate	$4	$2	$1	$3	$1		$2	$13	$13	5.50%
Variable rate	$12	$48	$55	$25	$14	$614	$607	$1,375	$1,375	4.34%

The Company entered into an interest rate swap agreement during 2003 that had the economic effect of fixing the LIBOR-based interest rate at 3.39%, plus the Term Loan B margin which was 2.00% as of September 30, 2004, on an amortizing notional amount of $135 million matched with the Term Loan B outstanding debt. The agreement expires in November 2008 and requires quarterly interest payments. As of September 30, 2004, the notional amount of the swap was $135 million and its fair value was a $0.6 million liability, resulting in a charge to comprehensive income in the third quarter of 2004 of $1.0 million, net of tax.

In January 2004, the Company entered into an interest rate swap agreement that had the economic effect of fixing the LIBOR-based interest rate at 3.08% plus the Term Loan B margin which was 2.00% as of September 30, 2004, on an additional amortizing notional amount of $135 million matched with the Term Loan B outstanding debt. The agreement expires in January 2009 and requires quarterly interest payments. As of September 30, 2004, the notional amount of the swap was $135 million and its fair value was a $0.6 million asset, resulting in a charge to comprehensive income in the third quarter of 2004 of $1.1 million net of tax.

On August 25, 2004, the Company entered into an interest rate swap agreement that had the economic effect of fixing the LIBOR-based interest rate at 3.64% plus the Term Loan C margin which was 1.75% as of September 30, 2004, on a non-amortizing notional amount of $75 million matched with the Term Loan C outstanding debt. The agreement expires in August 2008 and requires quarterly interest payments. As of September 30, 2004, the fair market value of the swap was a $0.6 million liability, resulting in a charge to comprehensive income in the third quarter of 2004 of $0.4 million, net of tax.

As a result of these swap agreements, the Company’s effective interest rate on its entire credit facility was 4.33% based upon margins ranging from 1.5% to 2.00% in effect on September 30, 2004.

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

RISK FACTORS

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, and capital expenditures. We base our forward-looking statements on information currently available to us, and we do not intend to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

These statements involve known and unknown risks and uncertainties, including risks resulting from economic and market conditions, the regulatory and reimbursement environment in which we operate, competitive activities, acquisitions and other business conditions. Our actual results may differ materially from results anticipated in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include those set forth below. The risks discussed below are not the only ones facing our business.

If the average rates that private payors pay us decline, then our revenues, cash flows and earnings would be substantially reduced.

Approximately 40% of our dialysis revenues are generated from patients who have private payors as the primary payor. The majority of these patients have insurance policies that reimburse us at rates materially higher than Medicare rates. Based on our recent experience in negotiating with private payors, we believe that pressure from private payors to decrease the rates they pay us may increase. If the average rates that private payors pay us decline significantly, it would have a material adverse effect on our revenues, cash flows and earnings.

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

Changes in clinical practices or rules for EPO and other drugs could substantially reduce our revenues and earnings.

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

On November 2, 2004, CMS announced changes to the composite service and separately billable reimbursement rates which will be effective on January 1, 2005. We expect the implementation of this provision to have a negative impact on our operating income annually. In addition, CMS plans to implement a case mix adjustment system on April 1, 2005 which is designed to pay differential composite service rates based on patient acuity thresholds. The implementation of this case mix system could result in lower composite service reimbursements to us either because we do not have the CMS anticipated mix of high cost patients or because our actual case mix does not match the prevalence assumptions used by CMS in designing the system.

CMS continues to study the ESRD reimbursement system through a number of demonstration projects which will take place over the next few years. The changes that will go into effect on January 1, 2005 include changes in the way we are reimbursed for certain drugs that are currently billed outside of the composite rate. Drugs, laboratory services and other ancillary services are approximately 40% of our total Medicare revenue. If Medicare begins to include in its composite reimbursement rate any drugs, laboratory services or other ancillary services that it currently reimburses separately or if there are further changes to the reimbursement rate for these items, our operating earnings and cash flow could decrease substantially to the extent there was not a corresponding increase in the composite rate.

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

Approximately one half of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike most other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite rate since 1991, and were significantly less than the cumulative rate of inflation since 1991. For 2002 through 2004, there has been no increase in the composite rate. In 2005, there will be an increase of only 1.6%. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in reimbursement rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates are not adjusted to keep pace with inflation, our net earnings and cash flows would be adversely affected.

Future declines in Medicaid reimbursement rates would reduce our net earnings and cash flows.

Approximately 6% of our dialysis revenues are generated from patients who have Medicaid as their primary coverage. In addition approximately 4% of our dialysis revenues are from Medicaid secondary coverage. Approximately 40% of our Medicaid revenue is derived from patients in California. If state governments change Medicaid programs or the rates paid by those programs for our services or if state Medicaid programs were to adopt changes similar to those adopted by Medicare, then our revenue and earnings may be adversely affected. Some of the states’ Medicaid programs have reduced rates for dialysis services, and others have proposed such reductions or other changes to eligibility for Medicaid coverage. Any actions to limit Medicaid coverage or further reduce reimbursement rates for dialysis and related services would adversely affect our net earnings and cash flows.

The investigation related to the subpoena we recently received from the United States Department of Justice could result in substantial penalties against us.

We are voluntarily cooperating with the United States Attorney’s Office and the OIG in Brooklyn with respect to the October 25, 2004 subpoena, which requested a wide range of documents, including specific documents related to testing of parathyroid hormone levels and products relating to vitamin D therapies. The Department of Justice has also requested information regarding our Florida laboratory. Compliance with the subpoena will require management attention and legal expense. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcomes of these matters, financial or otherwise. If proceedings are initiated against us, a determination of noncompliance could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, and federal and state laws regarding the collection, use and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. Medicare has increased the frequency and intensity of its certification surveys and inspections of dialysis centers have increased markedly since 2000. In addition, fiscal intermediaries are increasing their prepayment and post-payment reviews.

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

Due to regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations account for approximately 6% of our dialysis revenues. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would substantially reduce our revenues and earnings, including:

•	Mandated practice changes that significantly increase operating expenses;

•	Suspension of payments from government reimbursement programs;

•	Refunds of amounts received in violation of law or applicable reimbursement program requirements;

•	Loss of required government certifications or exclusion from government reimbursement programs;

•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate, including the loss of revenues from operations in New York and New Jersey conducted by privately-owned companies as described above;

•	Fines, damages or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and patient privacy law violations; and

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws.

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

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of October 1, 2004, there were 39 centers, accounting for nearly 6% of our treatment volume, at which the medical director agreements required renewal on or before September 30, 2005.

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

We operate 127 dialysis centers that are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups have a minority interest. The physician owners may also provide medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to satisfy as many safe harbor requirements as possible in structuring these joint venture arrangements. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Also, we believe we have structured the physician relationships in these joint ventures in a way that meets applicable exceptions of the Stark I and Stark II provisions under the Omnibus Budget Reconciliation Acts of 1989 and 1993 or that otherwise complies with the Stark provisions. If the joint ventures were found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary damages and penalties. If the joint venture centers are subject to any of these penalties, we could suffer severe consequences that would substantially reduce our revenues and earnings.

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

In addition, most of our outstanding employee stock awards include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on September 30, 2004, these cash bonuses would total approximately $115 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases

The following table sets forth information with respect to repurchases of our common stock during the three month period ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
September 2003 Authorization

July 1, 2004 through July 31, 2004	—	$—	—	$145,661,262

August 1, 2004 through August 31, 2004	2,599,800	28.39	2,599,800	71,840,002

September 1, 2004 through September 30, 2004	450,000	30.37	450,000	58,172,964

Total	3,049,800	$28.69	3,049,800	$58,172,964

November 2004 Authorization

Total	—	—	—	$200,000,000

(1)	On September 10, 2003, the Board of Directors authorized the Company to repurchase up to $200 million of the Company’s common stock, with no expiration date. The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations.

(2)	On November 2, 2004, the Board of Directors increased the Company’s authorization to repurchase shares of its common stock by an additional $200 million.

Items 3, 4 and 5 are not applicable.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description

10.1	Employment Agreement, effective as of September 13, 2004, by and between DaVita Inc. and Denise K. Fletcher. * (1)

10.2	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton. ✓*

10.3	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan ✓*

10.4	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan. ✓*

31.1	Certification of the Chief Executive Officer, dated November 5, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on September 16, 2004 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Interim Chief Financial Officer, Vice President and Controller*

Date: November 5, 2004

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, effective as of September 13, 2004, by and between DaVita Inc. and Denise K. Fletcher. * (1)

10.2	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.✓*

10.3	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan ✓*

10.4	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan. ✓*

31.1	Certification of the Chief Executive Officer, dated November 5, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on September 16, 2004 as an exhibit to the Company’s Current Report on Form 8-K.