Form 10-K
period 2004-12-31
DAVITA INC
filed 2005-03-03
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended

December 31, 2004

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

As of June 30, 2004, the number of shares of the Registrant’s common stock outstanding was approximately 100.2 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $3.1 billion.

As of February 1, 2005, the number of shares of the Registrant’s common stock outstanding was approximately 99.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $4.2 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2005 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company’s website, located at http://www.davita.com, as soon as reasonably practicable after the reports have been filed with the Securities and Exchange Commission, or SEC. The SEC also maintains a website at http://www.sec.gov where these reports and other information about the Company can be obtained.

Overview

DaVita Inc. is a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. We currently operate or provide administrative services to approximately 660 outpatient dialysis centers located in 37 states and the District of Columbia, serving approximately 54,000 patients. We also provide acute inpatient dialysis services in approximately 370 hospitals. All other activities, which currently account for approximately 4% of our consolidated revenues, relate to our core business of providing renal care services.

Gambro Healthcare Acquisition.    On December 6, 2004, we entered into an agreement to acquire Gambro Healthcare, Inc., or Gambro Healthcare, one of the largest dialysis service providers in the United States, for a purchase price of approximately $3.05 billion in cash. We currently plan to finance this transaction and refinance our existing credit facility through the issuance of notes and the entry into a new senior secured credit facility. In conjunction with the acquisition, we will enter into a 10 year product supply agreement with Gambro Renal Products Inc. to provide a significant majority of our dialysis equipment and supplies. We expect that the acquisition will increase our revenues by more than 80% based on 2004 levels. The timing of the completion of the acquisition transaction is dependent on the government’s Hart-Scott-Rodino antitrust review process. On February 18, 2005, the Company received a request from the Federal Trade Commission, or FTC, for additional information in connection with the acquisition. This request extends the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after the Company and Gambro Healthcare have substantially complied with the request, unless that period is voluntarily extended by the parties or is terminated sooner by the FTC. In connection with obtaining antitrust clearance, we may decide to, or the FTC or other regulatory agencies with jurisdiction may require us to, divest certain of our or Gambro Healthcare’s dialysis centers. The description of our business environment and risks that follow generally apply to Gambro Healthcare.

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

ESRD patient base

There are more than 300,000 ESRD dialysis patients in the United States. The recent historical compound annual growth rate in the number of ESRD dialysis patients has been approximately 4% to 5%. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients, and growth rates of minority populations with higher than average incidence rates of ESRD.

Treatment options for ESRD

Treatment options for ESRD are hemodialysis, peritoneal dialysis and kidney transplantation.

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed in outpatient facilities (centers). It may also be done while a patient is hospitalized, or at home. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment typically lasts approximately three and one-half hours. Hemodialysis is usually performed three times per week.

•	Peritoneal dialysis

A patient generally performs peritoneal dialysis at home. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. All forms of peritoneal dialysis use the patient’s peritoneal, or abdominal, cavity to eliminate fluid and toxins. Because it does not involve going to a center three times a week for treatment, peritoneal dialysis is an alternative to hemodialysis for patients who desire more freedom in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are unable to perform the necessary procedures and those at greater risk of peritoneal infection.

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

Although transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients and dangers associated with transplant surgery for some patient populations limit the use of this treatment option.

Services we provide

In 2004, outpatient hemodialysis treatments, peritoneal dialysis treatments and hospital inpatient hemodialysis treatments accounted for approximately 88%, 8% and 4% of our total dialysis treatments, respectively.

Outpatient dialysis services

We currently operate or provide administrative services to approximately 660 outpatient dialysis centers that are designed specifically for outpatient hemodialysis. Throughout our network of outpatient dialysis centers, we also provide training, supplies and on-call support services to our peritoneal dialysis patients. With the introduction of smaller, easier to use and portable technologies, we expect home hemodialysis to become an attractive treatment option for some patients.

As required by law, we contract with a nephrologist or a group of affiliated nephrologists to provide medical director services at each of our centers. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers. Each center has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support, and other administrative and support personnel.

Many of our centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis treatments in their homes. Registered nurses train patients and their families or other caregivers to perform either peritoneal or hemodialysis at home. In 2004, peritoneal dialysis and home-based hemodialysis accounted for approximately 8% of our total dialysis treatments.

Hospital inpatient dialysis services

We provide inpatient dialysis services, excluding physician services, to patients in approximately 370 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital. Inpatient dialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons. In 2004, acute inpatient dialysis services accounted for approximately 4% of our total dialysis treatments.

Ancillary services

Ancillary services, which currently account for approximately 4% of our total revenues, consist of the following:

•	ESRD laboratory services. We own a separately incorporated licensed clinical laboratory, located in Florida, specializing in ESRD patient testing. This specialized laboratory provides both routine laboratory tests covered by the Medicare composite reimbursement rate for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratory provides these tests primarily for our own ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our laboratory utilizes a proprietary information system which provides information to our dialysis centers regarding critical outcome indicators.

•	Management fee income. We currently operate or provide administrative services to 34 dialysis centers which are wholly-owned or majority-owned by third parties. Management fees are established by contract and are typically based on a percentage of revenues generated by the centers. We also provide management and administrative services to 17 physician-owned vascular access clinics that provide surgical and interventional radiology services for dialysis patients.

•	Disease management services. We provide advanced care management services to employers, health plans and government agencies for employees/members diagnosed with chronic kidney disease, including renal failure. Through a combination of clinical coordination, medical claims analysis, and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs.

•	ESRD clinical research programs. DaVita Clinical Research conducts research trials of new pharmaceuticals and medical devices with dialysis patients, and provides administrative support for research conducted by DaVita-affiliated nephrology practices.

Quality care

We believe our reputation for providing quality care is a key factor in attracting patients and physicians and in securing contracts with healthcare plans. We engage in organized and systematic efforts through our quality management programs to monitor and improve the quality of services we deliver. These efforts include the development and implementation of patient care policies and procedures, clinical education and training programs, education and mentoring related to our clinical guidelines and protocols, and audits of the quality of services rendered at each of our centers.

Our quality management programs are monitored by our field personnel under the direction of our Chief Medical Officer and Director of Quality Management. As of December 31, 2004, approximately 50 regional quality management coordinators implemented these programs in our centers. The corporate and regional teams work with each center’s multi-disciplinary quality management team, including the medical director, to implement the programs.

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

Sources of revenue—concentrations and risks

Direct dialysis services, including the administration of pharmaceuticals during dialysis treatments, currently represent approximately 96% of our total revenues, with lab services, management fees, disease management services and research programs accounting for the balance. Approximately 60% of our total dialysis revenues are from government-based programs, principally Medicare and Medicaid, with the balance from more than 600 commercial payors, under more than 1500 commercial healthcare plans and approximately 300 managed-care contracts. Approximately 50% of our total dialysis revenues are associated with Medicare patients, which represent nearly 70% of our total patients. No single payor accounts for more than 5% of total dialysis revenues.

Medicare reimbursements

Under the Medicare ESRD program, reimbursement rates for dialysis are established by Congress. The Medicare composite rate set by the Centers for Medicare and Medicaid Services, or CMS, determines the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for that treatment, specified laboratory tests and certain pharmaceuticals. The Medicare composite rate is subject to regional differences based upon several factors, including regional differences in wage levels. Other services and pharmaceuticals are eligible for separate reimbursement under Medicare and are not part of the composite rate, including erythropoietin, or EPO, vitamin D analogs, and iron supplements.

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

For each covered treatment, Medicare pays 80% of the amount set by the Medicare reimbursement system. The patient is responsible for the remaining 20%, and in most cases a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients who do not qualify for Medicaid but otherwise cannot afford secondary insurance can apply for premium payment assistance from charitable organizations, normally through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not qualify for state Medicaid assistance based on financial need and does not purchase secondary insurance through a private insurer, we are generally unable to collect the 20% portion of the ESRD composite rate that Medicare does not pay.

The Medicare composite rates set by Congress for the dialysis treatment that were in effect for 2004 were between $121 and $144 per treatment, with an average rate of $131 per treatment. Historically, there have been very few changes to the Medicare composite rates. Since 1972, the rate has declined over 70% in terms of inflation adjusted dollars. The Medicare composite reimbursement rate was increased by $1.00 in 1991, by 1.2% in 2000, and by 2.4% in 2001. A 1.6% increase became effective on January 1, 2005, however other changes to the Medicare reimbursement rates, as discussed below, more than offset the effect of this increase.

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

Effective January 1, 2005, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, reimbursement rates for the primary separately billable pharmaceuticals provided to ESRD patients in dialysis centers will be at average acquisition payment amounts, or AAP. While these reimbursement rates will result in lower reimbursements to ESRD providers for pharmaceuticals, the MMA also provided for an offsetting adjustment to the composite rate. This adjustment to the composite rate, however, was inadequate to offset the effect of the lower reimbursement rates for pharmaceuticals, resulting in a net reduction of the combined average level of Medicare reimbursements for our Company. The net reduction more than offset the previously established 1.6% increase in the Medicare composite rate that also became effective January 1, 2005. In addition, CMS plans to implement a case-mix adjustment payment methodology on April 1, 2005, which is designed to pay differential composite service rates based on a variety of patient characteristics. If CMS does not appropriately implement the case-mix requirements of MMA, it could adversely affect Medicare reimbursement. CMS will reset the reimbursement methodology and thus rates for pharmaceuticals in 2006 and the corresponding adjustment to the composite rate. The methodology to be used in adjusting the reimbursement rates in 2006 will be determined by CMS in mid-2005.

In the fall of 2003, CMS announced two new ESRD disease management demonstration projects. The goal of the demonstration projects is to use evidence-based best practices and experienced care managers to oversee ESRD patient care. The program includes two different risk and payment options, full capitation and a fee-for-service outpatient bundled payment. Both options include incentive payments for quality. Our proposal to participate in the full capitation demonstration has been accepted by CMS. At this time we are preparing to participate in two markets and have entered into partnership arrangements with two managed care organizations to assist us with administrative functions. We anticipate that in the early years of this demonstration project we will not be adequately reimbursed to cover our investment for the enrolled Medicare beneficiaries.

MMA requires CMS to establish a new demonstration project for ESRD. The purpose of this new three year demonstration study, to be conducted beginning January 1, 2006, is again to determine the feasibility of an expanded payment outpatient bundle. We expect that CMS will announce further details of the demonstration study by mid-2005. At this time we have not determined if we will participate in this demonstration study.

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

Commercial (nongovernment) payors

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Commercial reimbursement rates vary significantly, and can be at negotiated rates for contracted payors or based on the patient’s insurance plan’s formal or informal coverage terms related to our “usual and customary” fee schedule. The patient is responsible for any deductibles and co-payments under the terms of his or her employer group health plan or other insurance. The rates paid by nongovernment payors are typically significantly higher than Medicare reimbursement rates, and on average are more than double the Medicare rates. Also, traditional indemnity plans and preferred provider organization, or PPO, plans typically pay at higher rates than health maintenance organization, or HMO, plans. After Medicare becomes the primary payor, the original nongovernment payor, if any, becomes the secondary payor responsible for the 20% of the Medicare reimbursement rates that Medicare does not pay. Secondary payors are not required to reimburse us for the difference between the rates they previously paid and Medicare rates.

Reimbursement for EPO and other pharmaceuticals

Approximately 40% of our total dialysis revenue is associated with the administration of physician-prescribed pharmaceuticals that improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, Vitamin D analogs and iron supplements.

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

Physician relationships

An ESRD patient generally seeks treatment at a dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. Over 2,000 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center’s medical director, usually account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors provide a substantial portion of our patient referrals.

Participation in the Medicare ESRD program requires that treatment at a dialysis center be under the general supervision of a director who is a physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 420 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts that specify their duties and fix their compensation generally for periods of five to ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties and responsibilities and the physician’s professional qualifications and experience, among others.

Our medical director agreements generally include covenants not to compete. Also, when we acquire a center from one or more physicians, or where one or more physicians own interests in centers as co-owners with us, these physicians have agreed to refrain from owning interests in competing centers within a defined geographic area for various time periods. These agreements not to compete restrict the physicians from owning or providing medical director services to other dialysis centers, but do not prohibit the physicians from referring patients to any dialysis center, including competing centers. Many of these agreements not to compete expire at the same time as the corresponding medical director agreements, although some continue for a period of time beyond expiration. We have from time to time experienced competition from a new dialysis center established by a former medical director following the termination of his or her relationship with us.

Government regulation

Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, government reimbursement programs, dialysis facilities and equipment, management of centers, personnel qualifications, maintenance of proper records, quality assurance programs and patient care.

All of our dialysis centers are certified by CMS, as is required for the receipt of Medicare reimbursement. In some states our dialysis centers also are required to secure additional state licenses. Governmental authorities, primarily state departments of health, periodically survey our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program.

Our business could be adversely impacted by:

•	Loss or suspension of federal certifications;
•	Loss or suspension of authorization to participate in the Medicare or Medicaid programs;
•	Loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;
•	Refunds of reimbursement received because of any failures to meet applicable reimbursement requirements;
•	Exclusion from government healthcare programs;
•	Significant reductions or lack of inflation adjusted increases in reimbursement or reduction of coverage for dialysis and ancillary services;
•	Fines and penalties for noncompliance;
•	Loss of referrals from medical directors; or
•	Refund of payments received from government payors and government health care program beneficiaries.

To date, we have not had significant unanticipated difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, we expect that our industry will continue to be subject to significant government regulation and scrutiny, the scope and application of which are difficult to predict. This regulation and scrutiny could adversely impact us in a material way.

CMS continues to study the regulations applicable to Medicare licensure and authorization. On February 4, 2005, CMS published a proposed rule that would revise the conditions of coverage for ESRD Facilities. The revised requirements would, among other things, establish performance expectations for facilities, eliminate many procedural requirements from the current conditions of coverage, and promote continuous quality improvement. The proposed regulations are still subject to revision based on public comments in the rulemaking process and would not become effective until issued as final regulation. It is not possible to predict any changes that might be made in a final rule or when a final rule might be published.

Fraud and abuse under federal law

The “anti-kickback” statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive or make payments in return for:

•	The referral of a Medicare or Medicaid patient for treatment;
•	The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar federal and state programs; or
•	Arranging for or recommending the ordering or purchasing of such items.

Federal criminal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil penalties for violation of these laws include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also held that, the statute is violated whenever one of the purposes of remuneration is to induce referrals.

The Department of Health and Human Services regulations create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors do not violate the anti-kickback statute. A business transaction or arrangement must satisfy each and every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor are not necessarily inappropriate, but may be subjected to greater scrutiny by enforcement agencies.

Some medical directors and other referring physicians own our common stock, which they either purchased in the open market or received from us as consideration in an acquisition of dialysis centers from them. We believe that these interests materially satisfy the requirements for the safe harbor for investments in large publicly traded companies.

Our medical directors refer patients to our centers and these arrangements must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors satisfy most of the elements of this safe harbor, our arrangements do not qualify for safe harbor protection. We believe our agreements do not violate the federal anti-kickback statute. We also note that there is little guidance available as to what constitutes fair market value for medical director services. Although the final Phase II, Stark II regulations (described below) created a so-called safe harbor method of establishing the fair market value of physician compensation, this methodology, which is not required by the rule, is very restrictive, and has been challenged in court. Regardless of the outcome of the challenge, we do not believe that this method produces a reasonable estimate of the fair market value of dialysis facility medical director services.

CMS recognizes that compensation exceeding amounts determined by the safe harbor method do not necessarily exceed fair market value, but that such compensation is not assured of a favorable finding upon review. None of our medical director agreements establishes compensation using the newly established safe harbor method; rather compensation under our medical director agreements is the result of individual negotiation and the Company believes exceeds amounts determined in that manner. While we believe that compensation under our medical director agreements is the result of arm’s length negotiations and results in fair market value payments of medical director services, an enforcement agency could potentially challenge the level of compensation that we pay our medical directors. Accordingly, we could in the future be required to change our practices, face criminal or civil penalties, pay substantial fines, return certain reimbursements received from governmental payors and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to these arrangements. One of the areas that the inquiry by the United States Attorney’s Office for the Eastern District of Pennsylvania described below covers is our financial relationships with physicians. Although we believe that the terms and conditions of our medical director agreements are consistent with healthcare regulatory requirements, healthcare enforcement authorities could take a contrary view.

At 84 of our dialysis centers, physicians who refer patients to the centers hold interests in partnerships or limited liability companies owning the centers, and these ownership arrangements must be in compliance with the anti-kickback statute. Although there is a safe harbor for investment interests in “small entities,” none of our joint ventures satisfies all of the requirements for protection by this safe harbor. We note that physician joint ventures are not prohibited but instead require a case by case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. Notwithstanding these efforts, since the arrangements do not qualify for safe harbor protection, these arrangements could be challenged and if found to violate the statute would have a material adverse impact on our earnings as well as subject us to possible criminal or civil penalties.

We lease approximately 93 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 87 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we are in compliance with the safe harbor for space rentals in all material respects.

Because we are purchasing and selling items and services in the operation of our centers that may be paid for, in whole or in part, by Medicare or a state healthcare program and because we acquire certain items and services at a discount, we must ensure compliance with the federal anti-kickback statute. Subject to certain requirements and limitations, discounts representing reductions in the amounts the Company is charged for items or services based on arms-length transactions can qualify for safe harbor protection if the Company fully and accurately reports the discounts in the applicable Medicare cost reports. While some of the safe harbor criteria are subject to interpretation, we believe that our vendor contracts with discount provisions materially satisfy the requirements for safe harbor protection and do not violate the anti-kickback statute. If the government challenged our discount arrangements, we could face criminal, civil and administrative sanctions.

Fraud and abuse under state law

Several states, including California, Florida, Georgia, Kansas, Louisiana, Maryland, New York, Utah and Virginia, in which we operate dialysis centers that are jointly owned with referring physicians, have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could be interpreted as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for these patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in the Company limited solely to publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to financial penalties, or could negatively affect the decision of the referring physicians to refer patients to our centers.

Stark II

Another federal law (known as the “Stark Law”) prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities (including hospitals) providing “designated health services”, from referring federal healthcare program patients to such entities for the furnishing of such services, with limited exceptions. Stark Law designated health services include equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the entity receiving the referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; that is, unlike the federal Anti-Kickback Law, no finding of intent to violate the law is required. Sanctions for violation of the Stark Law include denial of payment for the services provided in violation of the prohibition, refunds of amounts collected in violation, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition. Knowing and willful violations of the Stark Law may also serve as the basis for liability under the False Claims Act. The types of financial arrangements between a physician and an entity that trigger the self-referral prohibitions of the Stark Law are broad and include ownership and investment interests and compensation arrangements.

Final regulations implementing the portions of the Stark Law applicable to clinical laboratory services (“Stark I”) were issued in August 1995. On January 4, 2001, CMS issued Phase I final regulations implementing the Stark Law’s application to all designated health services (sometimes referred to as “Stark II” or the “Stark II Regulations”). The rules delineated in Phase I of such Regulations were effective on January 4, 2002. The Stark II Regulations include additional guidance regarding CMS’s interpretation of the Stark Law. Phase II of the final Stark II Regulations was issued on March 26, 2004 and became effective on July 26, 2004. CMS anticipates issuing a Phase III of the Stark II regulations at a future date.

A “financial relationship” with an entity under Stark II is defined as an ownership or investment interest in, or a compensation arrangement with, the entity. We have entered into several types of financial relationships with referring physicians. We believe that the compensation arrangements under our medical director agreements materially satisfy the personal services compensation arrangement exception to the Stark II prohibition. Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. Payments made by a lessor to a lessee for the use of premises are also excepted from Stark II prohibitions if specific requirements are met. We believe that our leases and subleases with referring physicians materially satisfy this exception to the Stark II prohibitions.

Some medical directors and other referring physicians own our common stock, which they either purchased in the open market or received from us as consideration in an acquisition of dialysis centers from them. There is a Stark II exception for investments in large publicly traded companies, which we believe protects these investment interests.

While nearly all of our stock option arrangements with referring physicians were terminated in 2000, a few medical directors still own options to acquire our common stock because we did not have the contractual right to terminate their options. Under the Stark II regulations, these stock options constitute financial relationships that must meet an applicable exception if the physician makes referrals to DaVita for designated health services. It is possible that CMS could view these interests as prohibited arrangements that must be restructured or for which we could be subject to other significant penalties or prohibit us from accepting referrals from those medical directors.

Some of our medical directors also own equity interests in entities that operate our dialysis centers. The Stark II exception applicable to physician ownership interests in entities to which they make referrals does not encompass the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, it is possible that CMS could require us to restructure some of these arrangements or could seek to impose substantial fines or additional penalties on us, prohibit us from accepting referrals from those physician owners and/or force us to return certain amounts paid by CMS and program beneficiaries. We believe that the language and legislative history of Stark II and the Stark II regulations indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services as a part of designated health services. The final Stark II regulations exempt from the referral prohibition referrals for clinical laboratory services that are included in the ESRD composite rate. The final Stark II regulations exempt for EPO and certain other dialysis-related outpatient prescription drugs furnished in (or by, in the case of EPO) an ESRD facility. The Final Phase II regulations also confirmed that since home dialysis supplies are not covered as DME, they are not considered designated health services. Accordingly, referrals for composite rate laboratory tests and these dialysis related medications and home dialysis supplies do not violate the Stark II prohibition.

While the Stark II “designated health services” include inpatient and outpatient hospital services, our arrangements with hospitals for the provision of dialysis services to hospital inpatients and outpatients do not involve prohibited referrals to DaVita and do not create material indirect financial relationships between the hospitals and the physicians providing services for DaVita. This is because under the final Stark II regulations in situations involving such services furnished “under arrangements” it is the hospital, rather than DaVita, that is considered to be receiving referrals for, furnishing and billing for the designated health services.

Because the Stark II regulations do not expressly address all of our operations, it is possible that CMS could interpret Stark II to apply to parts of our operations. Consequently, it is possible that CMS could determine that Stark II requires us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. We would be materially impacted if CMS interprets Stark II to apply to aspects of our operations and we could not achieve compliance with Stark II. This could subject us to monetary penalties for non-compliance or the cost of achieving that compliance was substantial.

The False Claims Act

The federal False Claims Act, or FCA, is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA imposes a civil penalty on any person who:

•	Knowingly presents, or causes to be presented, to the federal government a false or fraudulent claim for payment or approval;
•	Knowingly makes, uses, or causes to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government;
•	Conspires to defraud the federal government by getting a false or fraudulent claim allowed or paid; or
•	Knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid or decrease an obligation to pay or transmit, money or property to the federal government.

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

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions and establishes a pilot program for medical savings accounts. In addition, HIPAA also expanded federal attempts to combat healthcare fraud and abuse by making amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA created a new “Health Care Fraud Abuse Control Account,” under which advisory opinions are issued by the Office of Inspector General, or OIG, regarding the application of the anti-kickback statute; criminal penalties for Medicare and Medicaid fraud were extended to other federal healthcare programs; the exclusion authority of the OIG was expanded; Medicare and Medicaid civil monetary penalty provisions were extended to other federal healthcare programs; the amounts of civil monetary penalties were increased, and a criminal healthcare fraud statute was established.

HIPAA also includes provisions relating to the privacy of medical information. The Department of Health and Human Services, or HHS, published HIPAA privacy regulations in December 2000 and modified these regulations in August 2002. Implementation of these provisions has required us to develop extensive policies and procedures, and to implement administrative safeguards with respect to private health information in our possession. Compliance with the privacy regulations was required beginning April 2003. HIPAA also includes provisions relating to standards for electronic transactions and electronic signatures. Under HIPAA, compliance with the standards for electronic transactions was required beginning October 2003. We believe we are in substantial compliance with these new requirements.

Other regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe that we are in material compliance with these laws and regulations.

A New York statute prohibits publicly-held companies from owning the health facility license required to operate a dialysis center in New York. Although we own substantially all of the assets, including the fixed assets, of our New York dialysis centers, the licenses are held by privately-owned companies with which we have agreements to provide a broad range of administrative services, including billing and collecting. The New York State Department of Health has approved these types of arrangements; however, we cannot guarantee that they will not be challenged as prohibited under the relevant statute. We have a similar management relationship with physician practices in several states which prohibit the corporate practice of medicine, and with a privately- owned company in New Jersey for several New Jersey dialysis centers. We have had difficulty securing licenses for new centers in New Jersey in our own name because the New Jersey Department of Aging and Senior Services refuses to grant new licenses to companies that have more than a small number of outstanding survey issues throughout all of their centers in the entire United States, regardless of the respective size of the companies’ operations.

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

United States Attorney inquiries

On October 25, 2004, we received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including our laboratory services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. We believe that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Care, Renal Care Group and Gambro Healthcare. To our knowledge, no proceedings have been initiated against us at this time. Compliance with the subpoena will require management attention and legal expense. We cannot predict whether legal proceedings will be initiated against us relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. In addition, criminal proceedings may be initiated against us in connection with this inquiry. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted us and requested our cooperation in a review of some historical practices, including billing and other operating procedures and financial relationships with physicians. We cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, we received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the OIG. The subpoena requires an update to the information we provided in our response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to our financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. We have provided the documents requested and continue to cooperate with the United States Attorney’s Office and the OIG in its investigation. If this review proceeds, the government could expand its areas of inquiry. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

At this time, we are unable to determine:

•	When these matters will be resolved;
•	What position the U.S. Attorney’s Offices in Brooklyn and in Philadelphia will take regarding any of our practices and any potential liability on our part;
•	Whether any additional areas of inquiry will be opened; and
•	Any outcome of this inquiry, financial or otherwise.

An adverse determination from either one of these inquiries or from additional inquiries could have a material adverse impact on our business, results of operation and financial condition. As described above under the subheading “Government regulation,” the penalties under the federal anti-kickback law, Stark laws and False Claims Act and other federal and state statutes can be substantial.

Corporate compliance program

We have implemented a company-wide corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

•	Increasing through training and education, the awareness of our teammates and affiliated professionals of the necessity of complying with all applicable laws and regulations in an increasingly complicated regulatory environment;
•	Auditing our dialysis centers, laboratories and billing offices on a regular basis to identify any potential instances of noncompliance in a timely manner; and
•	Ensuring that we take steps to resolve instances of noncompliance or to address areas of potential noncompliance as promptly as we become aware of them.

We have a code of conduct that each of our teammates and affiliated professionals must follow and we have a confidential toll-free hotline (888-272-7272) for teammates to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer and to the Compliance Committee of our board of directors.

Insurance

We carry insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors maintain coverage for their individual private medical practices. Our liability policies also cover our medical directors for the performance of their duties as medical directors.

Capacity and location of our centers

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, developing new centers, and through acquisitions. The development of a typical outpatient center by our Company generally requires approximately $1.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new center typically opens nine to thirteen months after the property lease is signed, normally achieves operating profitability by the ninth to eighteenth month of operation and normally reaches maturity within three to five years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are initially more predictable. To a limited extent, we enter into agreements to provide administrative services to third-party-owned centers in return for management fees, typically based on a percentage of revenues.

The table below shows the growth of our Company by number of dialysis centers.

	2004	2003	2002	2001	2000(1)
Number of centers at beginning of year	566	515	495	490	572
Acquired centers	51	27	11	21	10
Developed centers	44	30	19	7	11
Net change in third-party centers with services agreements	5	(1)	(2)	(16)	(1)
Divestitures, closures and terminations	(8)	(5)	(8)	(7)	(102)

Number of centers at end of year	658	566	515	495	490

(1)	We sold substantially all of our operations outside the continental United States in 2000.

As of December 31, 2004, we operated or provided administrative services to 658 outpatient dialysis centers, of which 624 are consolidated in our financial statements. Of the remaining 34 centers, we own minority interests in nine centers, which are accounted for as equity investments, and provide administrative services to 25 centers in which we have no ownership interest. The locations of the 624 centers included in our consolidated financial statements at December 31, 2004 were as follows;

State	Centers	State	Centers	State	Centers
California	95	Illinois	19	Ohio	5
Texas	54	Louisiana	16	District of Columbia	4
Florida	46	Indiana	12	South Carolina	3
Georgia	36	Washington	11	South Dakota	3
North Carolina	36	Kansas	10	Connecticut	2
Michigan	30	Arizona	9	Delaware	2
Minnesota	28	Iowa	8	New Mexico	2
Virginia	26	Kentucky	8	Oregon	2
New York	25	Missouri	8	Utah	2
Pennsylvania	24	Nebraska	8	Massachusetts	1
Maryland	23	New Jersey	8	West Virginia	1
Colorado	22	Nevada	7	Wisconsin	1
Oklahoma	22	Alabama	5

Competition

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is intense. We have also experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, we experience competitive pressures in connection with negotiating contracts with commercial healthcare payors.

The four largest dialysis companies, Fresenius Medical Care, Renal Care Group, Gambro Healthcare and us, account for approximately 65% of outpatient dialysis treatments provided in the United States. Approximately half of the centers not owned by one of these four large companies are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own center or centers, competition for growth in existing and expanding markets is not limited to the large competitors with substantial financial resources.

Our largest competitor, Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. Fresenius has been our largest supplier of dialysis products. However, in connection with our agreement to acquire Gambro Healthcare, we will enter into a supply agreement that obligates us to purchase a significant majority of our hemodialysis product supply and equipment requirements from Gambro Renal Products at fixed prices for ten years, subject to certain terms and conditions. Our purchases of products in the categories generally offered by Fresenius and Gambro Renal Products represent approximately 8% of our total operating costs.

A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients’ homes. Other companies provide similar services. Aksys, NxStage, Renal Solutions and Fresenius have developed hemodialysis systems designed to enable patients to perform hemodialysis on a daily basis in their homes. To date there has not been significant adoption of these home dialysis systems by our patients or physicians. We are unable to determine how these systems will affect our business over the longer term.

Teammates

As of December 31, 2004, we had approximately 15,300 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	5,900
• Other patient care and center support staff and laboratory personnel	7,500
• Corporate, billing and regional administrative staff	1,900

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

Item 2.    Properties.

We own the land and building for only two of our dialysis centers. Our remaining dialysis centers are located on premises that we lease. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Our outpatient dialysis centers range in size from 500 to 30,000 square feet, with an average size of approximately 6,500 square feet.

We maintain our corporate headquarters in approximately 50,000 square feet of office space in El Segundo, California, which we currently lease for a term expiring in 2013. Our business office in Tacoma, Washington is in a 107,000-square foot facility leased for a term expiring in 2009. We maintain a 57,000-square foot facility in Berwyn, Pennsylvania, which we currently lease for a term expiring in 2012, principally for additional billing and collections staff. We also maintain administrative offices in a 8,000-square foot facility in Exton, Pennsylvania leased for a term expiring in 2008, and in a 12,500 square foot facility in Vernon Hills, Illinois leased for a term expiring in 2011. Our Florida-based laboratory is located in a 40,000-square foot facility owned by us, with a long-term ground lease, and we lease 15,000 square feet of additional space for our laboratory administrative staff for a term expiring in 2007. We have 30,000 square feet of office space in Torrance, California, formerly used as our corporate headquarters, under lease until 2008. Currently, 17,000 square feet of this office space is subleased and the remaining portion of this space remains currently unused.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the area planned for each of these centers. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Item 3.    Legal Proceedings.

See the heading “United States Attorney inquiries” in “Item 1. Business” of this report for information on our cooperation regarding the subpoena received from the U.S. Attorney’s Office for the Eastern District of New York requesting documents relating to our operations, including our laboratory services and documents relating to PTH and Vitamin D therapies and with the U.S. Attorney’s Office for the Eastern District of Pennsylvania in a review of some historical practices, including billing and other operating procedures and our financial relationships with physicians.

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

Item 4.    Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange. The closing prices have been adjusted to retroactively reflect the effect of a stock split in the second quarter of 2004.

	High	Low
Year ended December 31, 2004:
1st quarter	$31.86	$25.33
2nd quarter	34.17	29.19
3rd quarter	32.18	27.38
4th quarter	39.62	29.40
Year ended December 31, 2003:
1st quarter	$17.06	$13.03
2nd quarter	17.96	13.01
3rd quarter	21.67	17.89
4th quarter	26.67	21.97

The closing price of our common stock on February 1, 2005 was $42.15 per share. According to The Bank of New York, our registrar and transfer agent, as of February 1, 2005, there were 2,318 holders of record of our common stock. Since our recapitalization in 1994, we have not declared or paid cash dividends to holders of our common stock. We have no current plans to pay cash dividends. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

The following table sets forth information with respect to repurchases of our common stock during the quarter ended December 31, 2004.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1, 2004 through October 31, 2004	300,300	$30.14	300,300	$249,121,411
November 1, 2004 through November 30, 2004	—	—	—	249,121,411
December 1, 2004 through December 31, 2004	—	—	—	249,121,411

Total	300,300	$30.14	300,300	$249,121,411

(1)	On September 11, 2003, the Company announced that the Board of Directors authorized the Company to repurchase up to $200 million of the Company’s common stock, with no expiration date. On November 2, 2004, the Company announced that the Board of Directors approved an increase in the Company’s authorization to repurchase shares of its common stock by an additional $200 million. The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations.

Item 6.    Selected Financial Data.

The following table presents selected consolidated financial and operating data for the periods indicated. The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$2,298,595	$2,016,418	$1,854,632	$1,650,753	$1,486,302
Operating expenses(2)	1,888,472	1,637,883	1,470,806	1,339,895	1,318,460

Operating income	410,123	378,535	383,826	310,858	167,842
Debt expense	52,412	66,828	71,636	72,438	115,445
Refinancing charges (gains)(3)		26,501	48,930	(1,629)	7,009
Other income, net	4,173	3,060	3,997	2,518	(6,270)

Income before income taxes	361,884	288,266	267,257	242,567	39,118
Income tax expense	139,630	112,475	109,928	105,252	25,633

Net income	$222,254	$175,791	$157,329	$137,315	$13,485

Basic earnings per common share(4)	$2.25	$1.86	$1.46	$1.09	$0.11

Diluted earnings per common share(4)	$2.16	$1.66	$1.30	$1.01	$0.11

Weighted average shares outstanding:(4)(6)
Basic	98,727,000	94,346,000	107,747,000	125,652,000	122,372,000

Diluted	102,861,000	113,760,000	135,720,000	155,181,000	124,736,000

Ratio of earnings to fixed charges(5)	5.55:1	4.43:1	4.35:1	3.63:1	1.32:1

Balance sheet data:
Working capital	$426,985	$242,238	$251,925	$175,983	$148,348
Total assets	2,511,959	1,945,530	1,775,693	1,662,683	1,596,632
Long-term debt	1,322,468	1,117,002	1,311,252	811,190	974,006
Shareholders’ equity(6)	523,134	306,871	70,264	503,637	349,368

(1)	Net operating revenues include $8,293 in 2004, $24,000 in 2003 and $58,778 in 2002 of Medicare lab recoveries relating to prior years’ services and $22,000 in 2001 of prior years’ dialysis services revenue relating to cash settlements and collections in excess of prior estimates.
(2)	Total operating expenses include recoveries of $5,192 in 2002 and $35,220 in 2001 of accounts receivable reserved in 1999 and net impairment losses of $4,556 in 2000 principally associated with the disposition of the Company’s non-continental U.S. operations.
(3)	Refinancing charges of $26,501 in 2003 represented the consideration paid to redeem the $125,000 5 5/8% Convertible Subordinated Notes due 2006 and the $345,000 7% Convertible Subordinated Notes due 2009 in excess of book value, the write off of related deferred financing costs and other financing fees associated with amending the bank credit agreement. Refinancing charges of $48,930 in 2002 represented the write-off of deferred financing costs associated with the retirement of the $225,000 outstanding 9 1/4% Senior Subordinated Notes due 2011.

(4)	All share and per-share data for all periods presented have been adjusted to retroactively reflect the effects of a 3 for 2 stock split in the second quarter of 2004.
(5)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from operations adjusted by adding back fixed charges expensed during the period and debt refinancing charges. Fixed charges include debt expense (interest expense and amortization of financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(6)	Share repurchases consisted of 3,350,100 shares of common stock for $96,540 in 2004, 5,162,850 shares of common stock for $107,162 in 2003, 40,991,216 shares of common stock for $642,171 in 2002 and 1,333,050 shares of common stock for $20,360 in 2001. Debt of $124,700 and $526 was converted into 7,302,528 and 24,045 shares of common stock in 2003. Shares issued in connection with stock awards amounted to 5,106,783 in 2004, 3,539,919 in 2003, 5,131,425 in 2002, 4,711,989 in 2001 and 1,226,319 in 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, and capital expenditures. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Annual Report on Form 10-K. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with physician medical directors, and legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, and the OIG and the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and our ability to complete acquisitions of businesses, including the consummation of the Gambro Healthcare acquisition, terms of the related financing, and subsequent integration of the business. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, other than in connection with our quarterly reporting on Form 10-Q or in our Annual Report on Form 10-K, whether as a result of changes in underlying factors, new information, future events or other developments.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business.”

Overview

Our stated mission is to be the provider, employer and partner of choice. We believe our attention to these three areas—our patients, our teammates, and our business partners represent the major drivers of our long-term success, aside from external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes have improved over each of the past three years, and we ended 2004 with the best clinical outcomes that we have ever achieved. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States. Over the past three years we have achieved significant reductions in teammate turnover, which has been a major contributor to our performance improvements. We will continue to focus on these fundamental long-term value drivers.

We are pleased with the overall clinical, operating and financial performance levels achieved over the past three years. Although our business has areas of significant potential exposure, as delineated in the risk factors following this discussion and analysis, our operating results over the past three years have not been significantly adversely affected by these risk factors.

Our operations represent a single reporting segment, with approximately 96% of our revenues currently derived directly from providing dialysis services, of which 88% represents on-site dialysis services in 624 centers that are wholly-owned or majority-owned. Our other direct dialysis services, which are operationally integrated with our center operations, relate to patient-performed peritoneal dialysis and acute treatments in hospitals.

The principal drivers of our revenue are a) the number of treatments, which is primarily a function of the number of chronic patients requiring three treatments per week, and b) average treatment revenue. The total patient base is a relatively stable factor, influenced by a demographically growing need for dialysis, our relationships with referring physicians together with the quality of our clinical care, and our pace of opening and acquiring new centers.

Our year-over-year treatment volume growth for 2004 was 10.8%, compared with 6.7% and 5.0% for 2003 and 2002. Approximately 40% of our growth in each of the last two years was associated with new centers, and approximately 60% was attributable to increased treatments.

Average revenue per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) treatments, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government reimbursement rates, and our dialysis services charge-capture, billing and collecting operations performance.

On average, reimbursement rates from commercial payors are more than double Medicare and Medicaid reimbursement rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average revenue per treatment. The percent of patients under government reimbursement programs to total dialysis center patients increased approximately 1% over the past two years, and is currently approximately 79%.

In terms of revenue dollars, approximately 60% of our total dialysis revenue is from government or government-based programs. Government reimbursement rates are principally determined by federal (Medicare) and state (Medicaid) policy, have limited potential for rate increases and are sometimes at risk of reductions. Medicare reimbursements represent approximately 50% of our dialysis revenue, and cumulative increases since 1990 total approximately 5%. There were no Medicare reimbursement rate increases for 2003 and 2004. A 1.6% increase became effective on January 1, 2005, however this increase will be more than offset by other structural changes to Medicare dialysis reimbursement rates that also became effective January 1, 2005. Medicaid rates in some states have been under severe budget pressures. Approximately 40% of our dialysis revenue is from commercial healthcare plans and contracted managed-care payors. Commercial rates can vary significantly and a major portion of our commercial rates are contracted amounts with major payors and are subject to intense negotiation pressure. Over the past three years we have been successful in maintaining a relatively stable average reimbursement rate in the aggregate for patients with commercial plans, in addition to obtaining periodic fee schedule increases.

Approximately 40% of our dialysis revenue has been associated with physician-prescribed pharmaceuticals, and therefore changes in physician practice patterns, pharmaceutical protocols, and pharmaceutical intensities significantly influence our revenue levels. Such changes, driven by physician practice patterns and protocols focused on improving clinical outcomes, have accounted for a significant portion of the increase in average revenue per treatment over the past three years.

Our operating performance with respect to dialysis services charge-capture, billing and collection can also be a significant factor in how much average revenue per treatment is actually realized. Over the past three years we have invested heavily in new systems and processes that have helped improve our operating performance and reduce our regulatory compliance risks.

Because of the inherent uncertainties associated with predicting third-party reimbursements in the healthcare industry, our revenue recognition involves significant estimation risks. Our estimates are developed based on the best information available to us and our best judgment as to the reasonably assured collectibility of our billings as of the reporting date. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

Our annual average revenue per treatment increased from $291 in 2002 to $303 in 2003 and to $312 in 2004. These increases were principally due to increases in our standard fee schedules (impacting non-contracted commercial revenue), changes in mix and intensity of physician-prescribed pharmaceuticals, commercial contract negotiations, and continued improvements in revenue capture, billing and collection operations, while maintaining a relatively stable mix of commercial patients and commercial rates.

The principal drivers for our patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, and business infrastructure and compliance costs. However, other cost categories can also represent significant cost changes such as increased insurance costs experienced in 2003. Our average clinical hours per treatment has improved over the past three years primarily because of reduced teammate turnover and improved training and processes. We believe there is limited opportunity for productivity improvements beyond the levels achieved in 2004, and federal and state policies can adversely impact our ability to achieve optimal productivity levels. Labor rates have increased consistent with general industry trends. For the past three years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors, and expect relatively stable pricing through 2005.

General and administrative expenses have remained relatively constant as a percent of total revenue over the past three years. However, this reflects substantial increases in spending related to strengthening our business and regulatory compliance processes, legal and other professional fees, and expanding support functions. We expect that these higher levels of general and administrative expenses will be generally maintained to support our long-term initiatives and to support our efforts to achieve the highest levels of regulatory compliance.

Although other revenues represent less than 5% of total revenues, successful resolutions of disputed Medicare billings at our Florida lab resulted in recoveries related to prior years’ services being recognized as current period revenue and operating income of $8 million, $24 million, and $59 million for 2004, 2003, and 2002, respectively. The carrier began making payments on Medicare lab billings in the third quarter of 2002 after four years of withholding all payments. Therefore we were able to begin recognizing Medicare lab revenue as services were provided, incrementally increasing income by such revenue. Medicare lab revenues for 2004 current year services amounted to $34 million.

Gambro Healthcare Acquisition.    On December 6, 2004, we entered into an agreement to acquire Gambro Healthcare, Inc., or Gambro Healthcare, a subsidiary of Gambro AB, one of the largest dialysis service providers in the United States, for a purchase price of approximately $3.05 billion in cash. We currently plan to finance this transaction and refinance our existing credit facility through the issuance of notes and the entry into a new senior secured credit facility. In conjunction with the acquisition, we are entering into a 10-year product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, to provide a significant majority of our dialysis equipment and supplies. We expect that the acquisition will increase our revenues by more than 80% based on 2004 levels. The timing of the completion of the acquisition transaction is dependent on the government’s Hart-Scott-Rodino antitrust review process. On February 18, 2005, the Company received a request from the Federal Trade Commission, or FTC, for additional information in connection with the acquisition. The request extends the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after the Company and Gambro Healthcare have substantially complied with the request, unless that period is voluntarily extended by the parties or is terminated sooner by the FTC. In connection with obtaining antitrust clearance, we may decide to, or the FTC or other regulatory agencies with jurisdiction may require us to, divest certain of our or Gambro Healthcare’s dialysis centers.

Outlook for 2005.    We are currently targeting operating income to be between 2% and 6% higher than the 2004 level, exclusive of the effects of the Gambro Healthcare acquisition and related debt financing, and exclusive of the expensing of stock options required by FASB No. 123R. In connection with the Gambro acquisition the Company will be assessing financing alternatives, which could include closing some or all of the financing in advance of the closing of the acquisition. At this time, we expect the Gambro Healthcare acquisition together with the related debt financing to be dilutive to earnings per share, or EPS, in the first year after the closing of the acquisition, neutral in the second year, and accretive thereafter. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG and the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, and our ability to complete acquisitions of businesses, including the consummation of the Gambro acquisition, terms of the related financing, and subsequent integration of the businesses. You should read “Risk Factors” in this Annual Report on Form 10-K for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

Following is a summary of operating results for reference in the discussion that follows:

	Year ended December 31,
	2004		2003		2002
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues:
Current period services	$2,291	100%	$1,992	100%	$1,796	100%
Prior years’ services—laboratory	8		24		59

	2,299		2,016		1,855
Operating expenses and charges:
Patient care costs	1,555	68%	1,361	68%	1,218	68%
General and administrative	192	8%	160	8%	154	9%
Depreciation and amortization	87	4%	75	4%	64	4%
Provision for uncollectible accounts	41	2%	36	2%	32	2%
Recoveries					(5)
Minority interests and equity income, net	14		7		8

Total operating expenses and charges	1,889		1,638		1,471

Operating income—including prior years’ recoveries, (i.e., including amounts in italics)	$410		$379		$384

Dialysis treatments	7,062,424		6,373,894		5,975,280
Average dialysis treatments per treatment day	22,528		20,377		19,090
Average dialysis revenue per treatment	$312		$303		$291

Net operating revenues

Dialysis revenues represented approximately 96% of net operating revenues in 2004, and 97% in 2003 and 2002. Lab and other ancillary services and management fee income accounted for the balance of revenues.

Operating revenues for current period services increased 15% in 2004 and 11% in 2003. Approximately 11% and 7% of the increases in revenue for 2004 and 2003 were due to increases in the number of dialysis treatments and approximately 3% and 4% was attributable to increases in the average dialysis revenue per treatment. The balance of the increase in 2004 was due to additional lab, management fees and ancillary revenue.

Dialysis revenues.    Dialysis services include outpatient center hemodialysis, home dialysis and inpatient hemodialysis under contracts with hospitals, which accounted for approximately 88%, 7% and 5% of total dialysis revenues, respectively. Major components of dialysis revenues include the administration of EPO and other pharmaceuticals as part of the dialysis treatment, which represents approximately 40% of total dialysis revenues.

Approximately 60% of our total dialysis revenues are from government-based programs, principally Medicare and Medicaid, with the balance from more than 600 commercial payors under more than 1500 commercial healthcare plans and approximately 300 managed-care contracts. Approximately 50% of our total dialysis revenues are associated with Medicare patients, who represent nearly 70% of our total patients.

Services provided to patients covered by commercial healthcare plans are paid on average at more than double the Medicare or Medicaid rates. Patients covered by employer group health plans convert to Medicare after a maximum of 33 months. As of year-end 2004, the Medicare ESRD dialysis treatment rates for our patients were between $121 and $144 per treatment, or an overall average of $131 per treatment, excluding the administration of separately billed pharmaceuticals.

The majority of our net earnings from dialysis services are derived from commercial payors, some of which pay at negotiated reimbursement rates and others which pay based on our usual and customary fee schedule. The commercial reimbursement rates are under continuous downward pressure as we negotiate contract rates with large HMOs and insurance carriers. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the reimbursement rates normally decline substantially. No single payor accounts for more than 5% of total dialysis revenues.

The number of dialysis treatments increased 10.8% in 2004 and 6.7% in 2003. Acquisitions accounted for 5.8% and 2.8% of treatment growth for 2004 and 2003. Non-acquired treatment growth was 5.0% and 3.9% for 2004 and 2003.

The average dialysis revenues recognized per treatment was $312, $303 and $291 for 2004, 2003 and 2002, respectively. The increase in average dialysis revenues per treatment in 2004 and 2003 was principally due to commercial rate increases and changes in intensity of physician-prescribed pharmaceuticals. The average dialysis revenues per treatment for the fourth quarter of 2004 was approximately $311. Our mix of commercial patients and commercial rates, which is a major profitability factor, remained relatively stable during 2004.

Lab and other services.    A third-party carrier review of Medicare reimbursement claims associated with our Florida-based laboratory was initiated in 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds for certain claims in review periods from April 1998 through May 2001. During the second half of 2002, the carrier paid us a total of $69 million. Approximately $10 million of these collections related to 2002 lab services provided through June 2002, and the balance of $59 million related to prior years’ services. In addition to paying the prior-period claims, the carrier also began processing billings for current period services in the third quarter of 2002, at which time we began recognizing current period Medicare lab revenue. In late 2003 the carrier’s hearing officer rendered partially favorable decisions relating to review periods from April 1998 to May 2000, resulting in our recognition of additional recoveries of $24 million. We filed requests for appeal for the remaining unsettled claims for these review periods. In the third quarter of 2004, an administrative law judge rendered a favorable decision regarding the majority of these unsettled claims, which resulted in our recognition of $8.3 million in additional recoveries. Less than $4 million in disputed Medicare lab billings currently remain unresolved.

Management fee income.    Management fee income represented less than 1% of net operating revenues for 2004 and 2003. We operated or provided administrative services to 34 third-party or minority-owned dialysis centers as of December 31, 2004. In 2003 we acquired an outpatient vascular access management business that currently manages the vascular access component at seventeen independent third-party physician practices. Our management fees are principally based on a percentage of the revenue of the managed operations.

Operating expenses and charges

Patient care costs.    Patient care costs are those costs directly associated with operating and supporting our dialysis centers and ancillary operations, and consist principally of labor, pharmaceuticals, medical supplies and facility costs. As a percentage of current period operating revenues, patient care costs were 68% for all periods presented. On a per-treatment basis, patient care costs increased approximately $7 and $11 in 2004 and 2003, respectively. The increases in 2004 and 2003 were principally due to higher labor costs and increases in the levels of revenue generating physician-prescribed pharmaceuticals. The increase in 2003 was also due to higher insurance costs. The higher labor costs reflect rising labor rates and the effect of the increase in the number of newly opened centers not yet at normal productivity levels, partially offset by general labor productivity improvements. We believe there is limited opportunity for productivity improvements beyond the levels achieved in 2004.

General and administrative expenses.    General and administrative expenses consist of those costs not specifically attributable to the dialysis centers and ancillary operations, and include expenses for corporate and regional administration, including centralized accounting, billing and cash collection functions, and regulatory compliance oversight. General and administrative expenses as a percentage of current period operating revenues were 8.4%, 8.0% and 8.6% in 2004, 2003 and 2002, respectively. In absolute dollars, general and administrative expenses increased by approximately $32 million in 2004 and $6 million in 2003. The increase in 2004 principally consisted of higher labor costs, professional fees for legal and compliance initiatives, and increases in support infrastructure for corporate initiatives and business expansion. The increase in 2003 was principally due to higher labor costs. The substantial increases in labor costs for 2004 and 2003 principally related to strengthening our business and regulatory compliance processes, as well as expanding support functions.

Depreciation and amortization.    Depreciation and amortization was approximately 4% of current period operating revenues for each of the past three years. The increase in depreciation and amortization from $75 million in 2003 to $87 million in 2004 was principally due to new center developments and acquisitions.

Provision for uncollectible accounts.    The provisions for uncollectible accounts receivable were approximately 2% of current period operating revenues for each of the three years. During 2002, we realized recoveries of $5 million associated with aged accounts receivable that had been reserved in 1999. The recoveries resulted from improvements made in our billing and collection processes.

Minority interests and equity income, net.    Minority interests net of equity income increased in 2004 by approximately $7 million due to an increase in new centers having minority partners as well as growth in the earnings of our joint ventures.

Impairments and valuation adjustments.    We perform impairment or valuation reviews for our property and equipment, amortizable intangibles, and investments in and advances to third-party dialysis businesses at least annually and whenever a change in condition indicates that a review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is also assessed at least annually for possible valuation impairment using fair value methodologies. No significant impairments or valuation adjustments were recognized during the periods presented.

Other income

Other income, which was a net of approximately $4 million, $3 million and $4 million for 2004, 2003 and 2002, respectively, consisted principally of interest income.

Debt expense and refinancing charges

Debt expense for 2004, 2003 and 2002 consisted of interest expense of approximately $50 million, $64 million and $69 million, respectively, and amortization of deferred financing costs of approximately $2 million in 2004, and $3 million in 2003 and 2002. The decrease in interest expense in 2004 as compared to 2003 was due to changes in the mix of our debt instruments. For most of 2003 we incurred higher interest rates on our senior subordinated notes, which were paid off in the second half of 2003 and replaced with lower interest rate borrowings from our credit facility. This decrease was partially offset by the effect on interest rates from our swap agreements and higher average debt balances. The reduction in interest expense in 2003 as compared to 2002 was primarily due to lower average interest rates and lower average debt balances.

Reclassification of previously reported extraordinary losses. In accordance with SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections, which became effective as of January 1, 2003, an after-tax loss of $29.4 million in 2002 associated with the extinguishment of debt was reclassified from an extraordinary item to a pre-tax refinancing charge of $49 million. In 2003, the refinancing charges of $27 million related to the consideration paid in excess of book value to redeem our Convertible Subordinated Notes and the write-off of deferred financing costs and financing fees associated with the amendment of our bank credit agreement. In 2002, the refinancing charges of $49 million related to debt restructuring, which included retiring $225 million of 9 1/4% Senior Subordinated Notes due 2011 and extinguishing our then existing senior credit facilities.

Provision for income taxes

The provision for income taxes for 2004 represented an effective tax rate of 38.6%, compared with 39.0% and 41.0% in 2003 and 2002. The reduction in the effective tax rate for 2004 was primarily due to lower state income taxes. The reduction in the effective tax rate for 2003 was primarily due to a lower provision for state income taxes and utilization of previously unrecognized tax losses. The effective tax rate for 2005 is currently projected to be comparable to the 2004 level.

Liquidity and capital resources

Cash flow from operations during 2004 amounted to $420 million, including after-tax Medicare lab recoveries of $17 million, compared with $294 million for 2003. Non-operating cash outflows in 2004 included $128 million for capital asset expenditures including $83 million for new center developments, $265 million for acquisitions (net of divestitures), and $97 million for stock repurchases. Non-operating cash outflows for 2003 included $100 million for capital asset expenditures including $58 million for new center developments, $97 million for acquisitions, and $107 million for stock repurchases. During 2004, we acquired a total of 51 dialysis centers and opened 44 new dialysis centers. During 2003 we acquired 27 dialysis centers for $84 million (including controlling ownership interests in two centers in which we previously had minority ownership) and opened 30 new dialysis centers. Other 2003 acquisitions related to ancillary operations. The largest acquisition during 2004 was the purchase of common stock of Physicians Dialysis, Inc. (PDI), for approximately $150 million, which added 24 centers.

On December 6, 2004 we entered into an agreement to acquire all of the outstanding common stock of Gambro Healthcare, Inc. for a purchase price of approximately $3.05 billion in cash. The timing of the closing of the acquisition transaction is dependent on the government’s Hart-Scott-Rodino anti-trust review process. In connection with the Gambro acquisition we will be assessing financing alternatives, which could include closing some or all of the financing in advance of the closing of the acquisition. See Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. We have obtained acquisition financing commitments from a group of financial institutions, however such commitments are subject to customary conditions.

We expect to spend approximately $100 million to $120 million for capital asset expenditures in 2005. This includes approximately $50 to $60 million for routine maintenance items and $50 to $60 million for new center developments. This level of capital asset expenditures is consistent with our 2004 level. We expect to open between 30 to 40 new centers in 2005.

The accounts receivable balance at December 31, 2004 and 2003 represented approximately 70 and 69 days of net revenue, net of bad debt provision.

As of December 31, 2004, we had undrawn credit facilities totaling $116 million of which $23 million was committed for outstanding letters of credit.

We believe that we will have sufficient borrowing capacity and operating cash flows to fund our planned acquisitions and expansions and to meet our other obligations over the next twelve months.

2004 capital structure changes.    In the third quarter of 2004, we amended our existing credit facilities in order to modify certain restricted payment covenants principally for acquisitions and share repurchases and we extended the maturity of the Term Loan B until June 30, 2010. We also borrowed an additional $250 million under a new Term Loan C principally to fund potential acquisitions and share repurchases. The Term Loan C bears interest at LIBOR plus 1.75% for an overall effective rate of 4.16% at December 31, 2004. The aggregate annual principal payments for the amended Term Loan B and the Term Loan C are approximately $56.1 million and $11.9 million in the first five years of the agreement, and $974.2 million and $238.1 million in the sixth year, respectively. We expect to put new credit facilities in place in connection with the planned Gambro Healthcare acquisition.

Under the previously announced Board authorization for share repurchases, we repurchased a total of 3,350,100 shares of common stock at an average price of $28.82 per share during 2004. On November 2, 2004, our Board of Directors authorized us to repurchase up to an additional $200 million of our common stock, from time to time, in the open market or in privately negotiated transactions. The total outstanding Board authorizations for share repurchases are now approximately $249 million.

In the first quarter of 2004, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based interest rate to a fixed rate of 3.08%, plus the Term Loan B margin of 2.00%, for an overall effective rate of 5.08% as of December 31, 2004. The total amortizing notional amount of the swap was $135 million matched with the Term Loan B outstanding debt. The agreement expires in January 2009 and requires quarterly interest payments. As of December 31, 2004, the notional amount of this swap was $135 million and its fair value was an asset of $1.7 million, which resulted in additional comprehensive income during the year of $1.1 million, net of tax.

In the third quarter of 2004, we entered into another interest rate swap agreement that had the economic effect of modifying the LIBOR-based interest rate to a fixed rate of 3.64%, plus the Term Loan C margin of 1.75%, for an overall effective rate of 5.39% as of December 31, 2004. The total $75 million non-amortizing notional amount of the swap was matched with the Term Loan C outstanding debt. The agreement expires in August 2008 and requires quarterly interest payments. As of December 31, 2004 the fair value of the swap was an asset of $0.1 million, which resulted in additional comprehensive income during the year of $0.06 million, net of tax.

At December 31, 2004, approximately 25% of our outstanding variable rate debt was economically fixed at an effective weighted average interest rate of 5.27% and our overall credit facility effective weighted average interest rate was 4.60% based upon current margins in effect ranging from 1.75% to 2.00%.

On December 10, 2004 we entered into two forward interest rate swap agreements that will have the economic effect of modifying the LIBOR-based interest rate to a fixed rate at 3.875% effective July 1, 2005. The total amortizing notional amount of these two swaps is $800 million and both expire in January 2010 and require quarterly interest payments beginning in October 2005. As of December 31, 2004, the aggregate notional amount of these swaps was $800 million and their fair value was an asset of $0.4 million, which resulted in additional comprehensive income during the year of $0.2 million, net of tax.

As a result of our swap agreements, we will have over 80% of our outstanding variable rate debt economically fixed.

2003 capital structure changes.    In the first quarter of 2003, we borrowed $150 million that was available under the Term Loan A of our credit facility. The Term Loan A bears interest at LIBOR plus 2.00% for an overall effective rate of 3.19% at December 31, 2003.

In July 2003, we completed a call for redemption of all of our outstanding $125 million 5 5/8% Convertible Subordinated Notes due 2006 by issuing 7,302,528 shares of our common stock from treasury stock for the conversion of nearly all the 5 5/8% Notes, and redeemed the balance for cash and accrued interest.

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

In 2003 we completed a call for redemption of our $345 million, 7% Convertible Subordinated Notes due 2009. The 7% notes were redeemed for $363 million in cash, including accrued interest and 24,045 shares of common stock.

In the fourth quarter of 2003, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR- based interest rate to a fixed rate of 3.39%, plus the Term Loan B margin of 2.00% for an overall effective rate of 5.39% as of December 31, 2004. The total amortizing notional amount of this swap was $135 million and was matched with Term Loan B outstanding debt. The agreement expires in November 2008 and requires quarterly interest payments. As of December 31, 2004, the notional amount of this swap was approximately $135 million and its fair value was an asset of $0.6 million which resulted in additional comprehensive income during the year of $1.3 million, net of tax.

During 2003, we repurchased a total of 5,162,850 shares of our common stock for approximately $107 million, or an average of $20.76 per share, pursuant to authorizations by the Board of Directors.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Nearly all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers, in the form of put options exercisable at the third-party owners’ discretion. These put obligations, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow. We also have potential cash commitments to provide operating capital as needed to several third-party centers including minority owned centers and centers that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2004 (in millions):

	Within One Year	2-3 Years	4-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$52	$80	$629	$607	$1,368
Capital lease obligations	1	4	1	2	8
Operating leases	74	132	102	189	497

	$127	$216	$732	$798	$1,873

Potential cash requirements under existing commitments:
Letters of credit	$23				$23
Acquisition of dialysis centers	56	15	19	13	103
Working capital advances to third-parties under administrative services agreements	15				15

	$94	$15	$19	$13	$141

Contingencies

Our revenues may be subject to adjustment as a result of (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; (4) retroactive applications or interpretations of governmental requirements; and (5) claims for refunds from private payors.

On October 25, 2004, we received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including our laboratory services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. We believe that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Care, Renal Care Group and Gambro Healthcare. To our knowledge, no proceedings have been initiated against us at this time. Compliance with the subpoena will require management attention and legal expense. We cannot predict whether legal proceedings will be initiated against us relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. In addition, criminal proceedings may be initiated against us in connection with this inquiry. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

In February 2001 the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted us and requested our cooperation in a review of some historical practices, including billing and other operating procedures and financial relationships with physicians. We cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, we received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the OIG. The subpoena requires an update to the information we provided in our response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to our financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. We have provided the documents requested and continue to cooperate with the United States Attorney’s Office and the OIG in its investigation. If this review proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

In addition to the foregoing, we are subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Critical accounting estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and provision for uncollectible accounts, impairments and valuation adjustments, and accounting for income taxes, are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

Revenue recognition.    There are significant estimating risks associated with the amount of revenue that we recognize for a reporting period. The rates at which we are reimbursed are often subject to significant uncertainties related to wide variations in the coverage terms of the more than 1,500 commercial healthcare plans under which we receive reimbursements, often arbitrary and inconsistent reimbursements by commercial payors, ongoing insurance coverage changes, differing interpretations of contract coverage, and other payor issues. Revenue recognition uncertainties inherent in our operations are addressed in AICPA Statement of Position (SOP) No. 00-1. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Revenues associated with Medicare and Medicaid programs are recognized based on a) the reimbursement rates that are established by statute or regulation for the portion of the reimbursement rates paid by the government payor (eg. 80% for Medicare patients) and b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (eg. Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for reimbursements, and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 50,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided.

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

Impairments of long-lived assets.    We account for impairment of long-lived assets, which include property and equipment, investments, amortizable intangible assets and goodwill, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. Impairment reviews are performed at least annually and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Accounting for income taxes.    We estimate our income tax provision to recognize our tax expense for the current year and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain or future events unpredictable.

Variable compensation accruals.    We estimate variable compensation accruals quarterly based upon the annual amounts expected to be earned and paid out resulting from the achievement of certain teammate-specific and/or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses, awards and benefit plan contributions, are updated periodically due to changes in our economic condition or cash flows that could ultimately impact the actual final award. Actual results may vary due to the subjective nature of fulfilling employee specific and/or corporate goals, as well as the final determination and approval of amounts by our Board of Directors.

Significant new accounting standard for 2005

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, that amends FASB Statements No. 123 and 95, and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the third quarter of 2005, and requires us to recognize compensation costs on outstanding awards for which the requisite service has not yet been rendered. We currently project that the adoption of this standard will reduce pre-tax income by less than $10 million for the second half of 2005.

RISK FACTORS

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks and uncertainties including the risks discussed below. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that private payors pay us decline, then our revenues, earnings and cash flows would be substantially reduced.

Approximately 40% of our dialysis revenues are generated from patients who have private payors as the primary payor. The majority of these patients have insurance policies that reimburse us on terms and at rates materially higher than Medicare rates. Based on our recent experience in negotiating with private payors, we believe that pressure from private payors to decrease the rates they pay us may increase. If the average rates that private payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our reimbursements from higher-paying commercial plans. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare reimbursement rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates it would have a material adverse effect on our revenues, earnings and cash flows.

Future declines, or the lack of further increases, in Medicare reimbursement rates would reduce our revenues, earnings and cash flows.

Approximately one half of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program reimburses us for dialysis and ancillary services at fixed rates. Unlike most other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite reimbursement rate since 1991, and were significantly less than the cumulative rate of inflation over the same period. For 2002 through 2004, there was no increase in the composite reimbursement rate. Effective January 1, 2005, there was an increase of only 1.6%. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in reimbursement rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

Changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

The Medicare composite reimbursement rate covers the cost of treatment, including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO, vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable reimbursement rates became effective on January 1, 2005. These changes more than offset the 1.6% composite rate increase that also became effective January 1, 2005. In addition, effective April 1, 2005, the Centers for Medicare and Medicaid Services, or CMS, plans to implement a case-mix adjustment payment methodology which is designed to pay differential composite service rates based on a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursement rates. Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

CMS continues to study the ESRD reimbursement system through a number of demonstration projects which will take place over the next few years. The changes that went into effect on January 1, 2005 include changes in the way we are reimbursed for certain pharmaceuticals that are currently billed outside the composite rate. Pharmaceuticals are approximately one half of our total Medicare revenues. If Medicare begins to include in its composite reimbursement rate pharmaceuticals, laboratory services or other ancillary services that it currently reimburses separately, or if there are further changes to or decreases in the reimbursement rate for these items without a corresponding increase in the composite rate, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or reimbursement rates could reduce our revenues, earnings and cash flows.

More than 5% of our dialysis revenues are generated from patients who have Medicaid as their primary coverage. State governments may propose reductions in reimbursement rates, limitations on eligibility or other changes to Medicaid programs from time to time. If state governments reduce the rates paid by those programs for dialysis and related services, limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and reimbursement rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounts for approximately 40% of our total dialysis revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement criteria, the introduction of new pharmaceuticals and the conversion to alternate types of administration could have a material adverse effect on our revenues, earnings and cash flows.

For example, some Medicare fiscal intermediaries (Medicare claims processing contractors) are seeking to implement local medical review policies for EPO and vitamin D analogs that would effectively limit utilization of and reimbursement for these pharmaceuticals. CMS has proposed a draft reimbursement policy that would direct all fiscal intermediaries with respect to reimbursement coverage for EPO. It is possible that the draft policy, if finalized, will affect physician prescription patterns and the timing of our cash flows due to changes in auditing methodology by fiscal intermediaries.

Adverse developments with respect to EPO and the introduction of Aranesp® could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Although we have entered into contracts for EPO pricing for a fixed time period that includes discount variables depending on certain clinical criteria and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. An increase in the cost of EPO could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a new pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can remain effective for between two and three weeks. In the event that Amgen begins to market Aranesp® for the treatment of dialysis patients, we may realize lower margins on the administration of Aranesp® than are currently realized with EPO. In addition, some physicians may begin to administer Aranesp® in their offices, which would prevent us from recognizing revenue or profit from the administration of EPO or Aranesp® to those physicians’ patients. A significant increase in the use of Aranesp® would have a material adverse effect on our revenues, earnings and cash flows.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requested a wide range of documents, including specific documents relating to testing of parathyroid hormone levels and products relating to vitamin D therapies. Other participants in the dialysis industry received a similar subpoena including Gambro Healthcare, Fresenius Medical Care and Renal Care Group. The U.S. Attorney’s Office has also requested information regarding our Florida laboratory. Compliance with the subpoena will require management attention and legal expense. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

The pending federal review related to the subpoena we received in May 2002 from the U.S. Attorney’s Office for the Eastern District of Pennsylvania could result in substantial penalties against us.

We are voluntarily cooperating with the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG in a review of some historical practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services, including laboratory and other diagnostic testing services. The U.S. Attorney’s Office has also requested and received information regarding certain of our laboratories. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, Stark II physician self-referral prohibition and analogous state referral statutes, and federal and state laws regarding the collection, use and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. Medicare has increased the frequency and intensity of its certification surveys and inspections of dialysis centers have increased markedly in recent years. In addition, fiscal intermediaries are increasing their prepayment and post-payment reviews.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid reimbursement and to structure all of our relationships with referring physicians to comply with the anti-kickback laws and the Stark II physicians self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, none of our medical director agreements establishes compensation using the anti-kickback safe harbor method; rather, compensation under our medical director agreements is the result of individual negotiation and the Company believes exceeds amounts determined in that manner. If an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

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

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows including:

•	Mandated practice changes that significantly increase operating expenses;
•	Suspension or termination of our participation in government reimbursement programs;
•	Refunds of amounts received in violation of law or applicable reimbursement program requirements;
•	Loss of required government certifications or exclusion from government reimbursement programs;
•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate, including the loss of revenues from operations in New York and New Jersey conducted by privately-owned companies as described above;
•	Fines, damages or monetary penalties for anti-kickback law violations, Stark II violations, submission of false claims, civil or criminal liability based on violations of law, or other failures to meet reimbursement program requirements and patient privacy law violations;
•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws; and
•	Termination of relationships with medical directors.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

The administration of dialysis and related services to patients may subject us to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage. We currently maintain programs of general and professional liability insurance. However, a successful professional liability, malpractice or negligence claim in excess of our insurance coverage could harm our profitability and liquidity.

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:

•	Further increases in premiums and deductibles;
•	Increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and
•	An inability to obtain one or more types of insurance on acceptable terms.

If businesses we acquire have unknown liabilities, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we had estimated. These liabilities could include liabilities arising as a result of any failure to adhere to laws and regulations governing dialysis operations, such as violations of federal or state anti-kickback statutes or Stark II. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. Additionally, both current and former medical directors have no obligation to refer their patients to our centers. Also, if the quality of service levels at our centers deteriorate, it may negatively impact patient referrals and treatment volumes.

Our medical director contracts are for fixed periods, generally five to ten years. Medical directors have no obligation to extend their agreements with us. As of January 1, 2005, there were 59 centers, accounting for approximately 9% of our 2004 treatment volume, at which the medical director agreements require renewal on or before December 31, 2005.

We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the safe harbor provisions of the anti-kickback statute, Stark II law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or force the physician to stop referring patients to the centers.

If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

As of December 31, 2004 we operated 128 dialysis centers, representing approximately 15% of our dialysis revenue, that are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups have a minority interest. The physician owners may also provide medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. If the joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

The level of our current and future debt could have an adverse impact on our business.

We have substantial debt outstanding and if we consummate the proposed Gambro Healthcare acquisition we will incur substantial additional debt. In addition, we may incur additional indebtedness in the future. The level of our current and proposed indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt securities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	expose us to interest rate fluctuations because the interest on the debt under some of our indebtedness may be at variable rates;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

If additional debt financing is not available when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and expansion efforts, including any strategic acquisitions we may make in the future, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenue and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our senior secured credit facilities are secured by substantially all of our and our subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

If the current shortage of skilled clinical personnel continues, we may experience disruptions in our business operations and increases in operating expenses.

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other health care providers. This nursing shortage may limit our ability to expand our operations. If we are unable to hire skilled clinical personnel when needed, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

Provisions in our charter documents, compensation programs and Delaware law may deter a change of control that our stockholders would otherwise determine to be in their best interests.

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

In addition, most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We have also adopted a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on December 31, 2004, these cash bonuses would total approximately $149 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

We are also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, would prohibit us from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. These restrictions may discourage, delay or prevent a change in the control of our Company.

These provisions may discourage, delay or prevent an acquisition of our Company at a price that our stockholders may find attractive. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions and could limit the price that investors might be willing to pay for shares of our common stock.

The Gambro Healthcare acquisition is significantly larger than any other acquisition we have made to date. We will face challenges integrating the Gambro Healthcare centers and may not realize anticipated benefits.

The Gambro Healthcare acquisition is the largest acquisition we have attempted to date. There is a risk that, due to the size of the acquisition, we will be unable to integrate Gambro Healthcare into our operations as effectively as we have with prior acquisitions, which would result in fewer benefits to us from the acquisition than currently anticipated as well as increased costs. The integration of the Gambro Healthcare operations will require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems and integrating Gambro Healthcare’s systems and operations. In addition, the integration of Gambro Healthcare will require the focused attention of our management team, including a significant commitment of their time and resources. The need for management to focus on integration matters, could have a material and adverse impact on our revenues and operating results. If the integration is not successful or if our Gambro Healthcare operations are less profitable than we currently anticipate, our results of operations and financial condition may be materially and adversely affected.

We will assume substantially all of Gambro Healthcare’s liabilities, including contingent liabilities. If these liabilities are greater than expected, or if there are unknown Gambro Healthcare obligations, our business could be materially and adversely affected.

As a result of the Gambro Healthcare acquisition, we will assume substantially all of Gambro Healthcare’s liabilities, including contingent liabilities. We may learn additional information about Gambro Healthcare’s business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act after we acquire Gambro Healthcare or issues that could affect our ability to comply with other applicable laws, including laws and regulations governing dialysis operations. As a result, we cannot assure you that the Gambro Healthcare acquisition will be successful or will not, in fact, harm our business. Among other things, if Gambro Healthcare’s liabilities are greater than expected, or if there are obligations of Gambro Healthcare of which we are not aware at the time of completion of the acquisition, our business could be materially and adversely affected.

We have limited indemnification rights in connection with these and other regulatory compliance and litigation matters affecting Gambro Healthcare, as well as known contingent liabilities of Gambro Healthcare that we will assume. For example, Gambro Healthcare was served a complaint regarding a former employee and a putative class of employees in California for claims relating to California labor laws. Although this matter is subject to indemnification under the acquisition agreement, claims relating to this matter may exceed the limit on our indemnification rights. Gambro Healthcare may also have other unknown liabilities which we will be responsible for after the acquisition. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

The integration of Gambro Healthcare and the realization of cost savings will require us to make significant expenditures.

In order to obtain the cost savings and operating income that we believe the integration of Gambro Healthcare should provide, we will be required to make significant expenditures. We are in the early stages of planning for the integration process and are uncertain as to the extent and amount of these expenditures. Further, given the amount of indebtedness that we will incur as part of the Gambro Healthcare acquisition, we may not be able to obtain additional financing required for any significant expenditures on favorable terms or at all. In addition, we may not achieve the cost savings we expect through the integration of the Gambro Healthcare operations regardless of our expenditures, which failure would materially and adversely affect our financial results. The costs associated with compliance with the corporate integrity agreement could be substantial and may be greater than we currently anticipate.

If we experience a higher than normal turnover rate for Gambro Healthcare employees after the acquisition, we may not be able to effectively integrate their operations.

In order to successfully integrate the Gambro Healthcare operations into our own, we will require the services of Gambro Healthcare’s clinical, operating and administrative employees. If we experience a higher than normal turnover rate for Gambro Healthcare employees, we may not be able to effectively integrate Gambro Healthcare’s systems and operations.

If we lose the services of a significant number of Gambro Healthcare’s medical directors, our results of operations could be harmed.

Certain of Gambro Healthcare’s contracts with its medical directors provide that the contract is terminable upon a change of control of Gambro Healthcare. These termination provisions would be triggered by our acquisition of Gambro Healthcare. If we lose the services of a significant number of Gambro Healthcare’s medical directors, our results of operations may be harmed.

Our alliance and product supply agreement with Gambro Renal Products Inc. will limit our ability to achieve costs savings with respect to products and equipment we are required to purchase under this agreement.

In connection with the Gambro Healthcare acquisition, we will enter into a ten-year alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we will be required to purchase from Gambro Renal Products specified percentages of our requirements for hemodialysis products, supplies and equipment at fixed prices. This will limit our ability to realize future cost savings in regard to these products and equipment. For the twelve months ended December 31, 2004, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs. If Gambro Renal Products is unable to fulfill its obligations under the agreement, we may have difficulty finding alternative sources of supplies on favorable financial terms, further reducing our ability to achieve cost savings. In addition, as we replace existing equipment from other third party manufacturers with Gambro Renal Products’ equipment, we may incur additional expenses as we transition to this new equipment.

The consummation of the Gambro Healthcare acquisition is subject to a number of conditions; if these conditions are not satisfied or waived, we will not be able to consummate the acquisition.

The stock purchase agreement relating to the Gambro Healthcare acquisition contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition. These conditions include, among others, execution and delivery of the transition services agreement and the alliance product and supply agreement and receipt of regulatory approvals, including antitrust clearance. On February 18, 2005, we received a request from the Federal Trade Commission for additional information in connection with its review of our anti-trust filing. We intend to respond promptly to this request. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after we and Gambro Healthcare have substantially complied with the request, unless that period is extended voluntarily by us and Gambro Healthcare or is terminated sooner by the FTC. In addition, one or more states’ Attorneys General could attempt to impose conditions or otherwise interfere with the proposed acquisition. In connection with obtaining antitrust clearance, we may decide to, or the Federal Trade Commission or other regulatory agencies with jurisdiction may request that we divest certain of our or Gambro Healthcare’s dialysis centers. These divestitures could be material. In addition, we will require financing in order to consummate the Gambro Healthcare acquisition. We have obtained acquisition financing commitments from a group of financial institutions, however such commitments are subject to customary conditions. We therefore cannot assure you that we will be able to obtain such financing on favorable terms or at all or that we will be able to consummate the Gambro Healthcare acquisition on the terms described herein or at all.

If we do not cause Gambro Healthcare to comply and Gambro Healthcare does not comply with its corporate integrity agreement, or Gambro Healthcare otherwise has failed or fails to comply with applicable government regulations to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

On December 1, 2004, Gambro Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, Gambro Healthcare, without admitting liability, made a one-time payment of approximately $310 million and entered into a corporate integrity agreement with HHS. In addition, its subsidiary, Gambro Supply Corp., entered a plea of guilty to a one count felony charge related to the conduct of its predecessor, REN Supply Corp., and paid a criminal fine of $25 million. Gambro Supply Corp. was excluded from participation in federal health care programs. However, no other Gambro AB affiliates were so excluded. Gambro Healthcare also agreed to voluntarily cooperate with the government in connection with its further investigation. The corporate integrity agreement applies to all of Gambro Healthcare’s centers and requires, among other things, that Gambro Healthcare implement additional training, engage an independent review organization to conduct an annual review of certain of its reimbursement claims, and submit to the OIG an annual report with respect to its compliance activities. Moreover, Gambro Healthcare has reached a preliminary understanding with the National Association of Medicaid Fraud Control Units to settle the related claims of the affected state Medicaid programs for a one-time payment of $15 million plus interest accruing at the rate of 5% per annum from December 1, 2004. Completion of the Medicaid settlement is subject to confirmation of certain claims data and negotiation and execution of settlement agreements with the relevant states. As a result of the settlement agreement, private payors and other third parties may initiate legal proceedings against Gambro Healthcare related to the billing practices and other matters covered by the settlement agreement. If we do not cause Gambro Healthcare to comply, and Gambro Healthcare does not comply, with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or suspension from participation in government reimbursement programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government could be substantial and may be greater than we currently anticipate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2004. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2004 including the economic effects of our swap agreements. These rates are based on LIBOR plus margins based upon performance and leverage criteria plus the impact from the swap agreements. The margins currently in effect range from 1.75% to 2.00%.

	Expected maturity date						Total	Fair Value	Average interest rate
	2005	2006	2007	2008	2009	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$5	$1	$3			$3	$13	$13	5.53%
Variable rate	$48	$55	$25	$15	$614	$606	$1,363	$1,363	4.63%

Our senior credit facility is based on a floating LIBOR interest rate plus a margin, which is reset periodically and can be locked in for a maximum of six months. As a result, our interest expense is subject to fluctuations as LIBOR interest rates change.

We have entered into three interest rate swap agreements, two matched on our Term Loan B outstanding debt and one matched on our Term Loan C outstanding debt. As of December 31, 2004, the total notional amount of these swap agreements was $345 million and the interest rates were economically modified to fixed rates ranging from 3.08% to 3.64% plus the Term Loan margins ranging from 1.75% to 2.00%, in effect as of December 31, 2004. This resulted in an overall effective rate of 5.27% as of December 31, 2004, on approximately 25% of our outstanding debt. Two of the swap agreements expire in 2008 and one in 2009. As of December 31, 2004, the fair value of the swaps was an asset of $2.4 million.

As a result of these swap agreements, our overall effective weighted average interest rate of our credit facility was 4.60% based upon current margins in effect ranging from 1.75% to 2.00% as of December 31, 2004.

We also have entered into two forward interest rate swap agreements that will have the economic effect of modifying the LIBOR-based interest rate to become a fixed rate at 3.875% effective July 1, 2005. The total amortizing notional amount of the two swaps is $800 million and both expire in January 2010 and require quarterly interest payments beginning in October 2005. As of December 31, 2004, the fair value of these swaps was an asset of $0.4 million.

As a result of all of our swap agreements, we will have over 80% of our outstanding variable rate debt economically fixed.

One means of assessing exposure to interest rate changes is duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $5.9 million, $6.5 million and $3.5 million, net of tax, for the years ended December 31, 2004, 2003 and 2002, respectively.

Exchange rate sensitivity

We are currently not exposed to any foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data.

See the Index to Financial Statements and Index to Financial Statement Schedules included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Management has established and maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosures. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

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

Management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, is included in the Report of Management on page F-1 and incorporated herein by reference.

Item 9B.    Other Information.

To encourage extraordinary effort in areas that can have a significant positive impact on the Company’s business, the Company has given certain executives the opportunity to earn special bonuses, which, if earned, would be in addition to any other compensation or benefits for which the executives would otherwise be eligible. Currently, Dr. Charles J. McAllister has a special bonus opportunity of up to $430,000. The memorandum evidencing such opportunity has been filed as an exhibit to this Form 10-K. Also, the Company has understandings with Messrs. Thomas Kelly, Thomas Usilton and Joseph Schohl to pay them special bonuses of up to $250,000, $200,000 and $125,000, respectively, if certain results are successfully achieved in connection with the pending acquisition of Gambro Healthcare. The Company has entered into an amended and restated Employment Agreement with Denise Fletcher, Chief Financial Officer of the Company, which is filed as an Exhibit to this Form 10-K and which modified certain provisions of the original agreement relating to severance.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

In 2002, we adopted a Corporate Governance Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all of our financial accounting and reporting professionals who are directly or indirectly involved in the preparation, reporting and fair presentation of our financial statements and Exchange Act Reports. The Code of Ethics is posted on the Company’s website, located at http://www.davita.com. The Company also maintains a Corporate Code of Conduct that applies to all of its employees, which is posted on the Company’s website.

Under our Corporate Governance Guidelines all Board Committees including the Audit Committee, Nominating and Governance Committee and the Compensation Committee, which are comprised solely of Independent Directors as defined within the listing standards of the New York Stock Exchange, have written charters that outline the committee’s purpose, goals, membership requirements and responsibilities. These charters are regularly reviewed and updated as necessary by our Board of Directors. All Board Committee charters as well as the Corporate Governance Guidelines are posted on our website located at http://www.davita.com. This information is also available in print to any shareholders who request it.

On June 11, 2004, we submitted to the New York Stock Exchange a certification signed by our Chief Executive Officer that as of May 3, 2004 he was not aware of any violation by us of the NYSE corporate governance listing standards.

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Information concerning nominees to our board of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Information concerning our executive officers” and “Section 16(a) beneficial ownership reporting compliance” and the section entitled “the Audit Committee Financial Expert” included in our definitive proxy statement relating to our 2005 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Compensation of directors” and the section entitled “Executive Officers, Compensation and Other Information” under the subheadings “Executive compensation,” “Employment agreements” and “Compensation committee interlocks and insider participation” included in our definitive proxy statement relating to our 2005 annual stockholder meeting. The compensation committee report and performance graph required by Items 402(k) and (l) of Regulation S-K are not incorporated herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 31, 2004, including the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, the 1999 Equity Compensation Plan, the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan, the Special Purpose Option Plan (RTC Plan), the 2002 Equity Compensation Plan, the Employee Stock Purchase Plan and the deferred stock unit arrangements. The material terms of each of these plans and arrangements are described in the notes to the December 31, 2004 consolidated financial statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan and the deferred stock unit arrangements were not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	7,393,107	$17.56	14,446,031	21,839,138
Equity compensation plans not requiring shareholder approval	3,509,769	$13.11	67,337	3,577,106

Total	10,902,876	$16.13	14,513,368	25,416,244

Other information required to be disclosed by item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Principal Stockholders, Directors and Officers” included in our definitive proxy statement relating to our 2005 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement relating to our 2005 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Independent Auditors” under the subheadings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” included in our definitive proxy statement relating to our 2005 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc. (16)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.(14)

4.1	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent. (3)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.6	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.7	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.(7)*

10.8	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(13)*

10.9	Amended and Restated Employment Agreement, effective as of February 28, 2005, by and between DaVita Inc. and Denise K. Fletcher.✓*

10.10	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(14)*

10.11	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl. ✓*

10.12	Second Amended and Restated 1994 Equity Compensation Plan.(9) *

10.13	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.14	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.15	First Amended and Restated Special Purpose Option Plan.(9)*

10.16	1999 Equity Compensation Plan.(10)*

10.17	Amended and Restated 1999 Equity Compensation Plan.(11)*

10.18	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.19	2002 Equity Compensation Plan.(12)*

10.20	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(14)*

10.21	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(14)*

10.22	Security Agreement, dated as of April 26, 2002, made by and among DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement.(17)

10.23	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(17)

10.24	Third Amended and Restated Credit Agreement, dated as of July, 30, 2004, among DaVita Inc., the lenders party thereto, Credit Suisse First Boston, Cayman Islands Branch as Joint Book Manager, and Administrative Agent and Sole Book Manager for the Term Loan B and the Term Loan C, Banc of America Securities LLC as Joint Book Manager and Bank of America N.A., as Syndication Agent.(13)

10.25	Security Agreement Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party.(13)

10.26	Guarantee Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc., named therein in favor of the lenders party to the Third Amended and Restated Credit Agreement.(13)

10.27	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.✓**

10.28	Form of Indemnity Agreement. ✓*

10.29	Executive Incentive Plan.(11) *

10.30	Post-Retirement Deferred Compensation Arrangement. ✓*

10.31	Memorandum relating to bonus structure for Charles J. McAllister. ✓*

10.32	Director Compensation Philosophy and Plan.✓*

12.1	Computation of Ratios of Earnings to Fixed Charges. ✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(16)

21.1	List of our subsidiaries. ✓

23.1	Consent of KPMG LLP.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated February 28, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 28, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 28, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 28, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on November 19, 2002 as an exhibit to our Form 8-K reporting the adoption of the Rights Agreement.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999.
(5)	Filed on August 14, 2000 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(10)	Filed on February 18, 2000 as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(11)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(12)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.
(13)	Filed on August 5, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(14)	Filed on November 8, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.
(15)	Filed on March 27, 2004 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.
(16)	Filed on December 8, 2004 as an exhibit to the Company’s Form 8-K.
(17)	Filed on May 14, 2002 as an exhibit to the Company’s Form 10-Q for the quarter ending March 31, 2002.

DAVITA INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining an adequate system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

During the last fiscal year, the Company conducted an evaluation, under the oversight of the Principal Executive and Principal Financial Officers, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. This evaluation was completed based on the criteria established in the report titled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

The Company’s consolidated financial statements have also been audited and reported on by our independent registered public accounting firm, KPMG LLP, who issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DaVita Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Seattle, Washington

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DaVita Inc:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that DaVita Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that DaVita Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also, in our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

February 25, 2005

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002

Net operating revenues	$2,298,595	$2,016,418	$1,854,632

Operating expenses and charges:
Patient care costs	1,555,070	1,360,556	1,217,685
General and administrative	192,082	159,628	154,073
Depreciation and amortization	86,666	74,687	64,665
Provision for uncollectible accounts	40,960	35,700	26,877
Minority interests and equity income, net	13,694	7,312	7,506

Total operating expenses and charges	1,888,472	1,637,883	1,470,806

Operating income	410,123	378,535	383,826

Debt expense	52,412	66,828	71,636
Refinancing charges		26,501	48,930
Other income, net	4,173	3,060	3,997

Income before income taxes	361,884	288,266	267,257
Income tax expense	139,630	112,475	109,928

Net income	$222,254	$175,791	$157,329

Earnings per share:
Basic	$2.25	$1.86	$1.46

Diluted	$2.16	$1.66	$1.30

Weighted average shares for earnings per share:
Basic	98,727,000	94,346,000	107,747,000

Diluted	102,861,000	113,760,000	135,720,000

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$251,979	$61,657
Accounts receivable, less allowance of $58,166 and $52,554	462,095	387,933
Medicare lab recoveries		19,000
Inventories	31,843	32,853
Other current assets	44,210	43,875
Deferred income taxes	78,593	59,740

Total current assets	868,720	605,058
Property and equipment, net	412,064	342,447
Amortizable intangibles, net	60,719	49,971
Investments in third-party dialysis businesses	3,332	3,095
Other long-term assets	10,898	10,771
Goodwill	1,156,226	934,188

	$2,511,959	$1,945,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$96,231	$71,868
Other liabilities	157,214	112,654
Accrued compensation and benefits	133,919	100,909
Current portion of long-term debt	53,364	50,557
Income taxes payable	1,007	26,832

Total current liabilities	441,735	362,820
Long-term debt	1,322,468	1,117,002
Other long-term liabilities	22,570	19,310
Deferred income taxes	148,859	106,240
Minority interests	53,193	33,287
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 and 134,806,204 shares issued)	135	135
Additional paid-in capital	542,714	539,575
Retained earnings	611,287	389,083
Treasury stock, at cost (36,295,339 and 38,052,028 shares)	(632,732)	(620,998)
Accumulated comprehensive income valuations	1,730	(924)

Total shareholders’ equity	523,134	306,871

	$2,511,959	$1,945,530

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$222,254	$175,791	$157,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86,666	74,687	64,665
Stock options, principally tax benefits	42,770	20,180	22,212
Deferred income taxes	29,115	20,914	62,172
Minority interests in income of consolidated subsidiaries	15,135	8,908	9,299
Distributions to minority interests	(10,461)	(7,663)	(6,165)
Equity investment income	(1,441)	(1,596)	(1,791)
Loss (gain) on divestitures	764	2,130	(1,151)
Non-cash debt expense	2,088	3,124	3,217
Refinancing charges		26,501	48,930
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(61,424)	(41,369)	(17,699)
Medicare lab recoveries	19,000	(19,000)
Inventories	4,257	3,159	(342)
Other current assets	1,780	(13,297)	(19,089)
Other long-term assets	3,345	4,692	527
Accounts payable	17,764	(6,875)	10,822
Accrued compensation and benefits	32,899	5,821	6,837
Other current liabilities	42,784	9,958	2,585
Income taxes	(25,995)	17,810	(4,821)
Other long-term liabilities	(1,355)	9,773	4,458

Net cash provided by operating activities	419,945	293,648	341,995

Cash flows from investing activities:
Additions of property and equipment, net	(128,328)	(100,272)	(102,712)
Acquisitions and divestitures, net	(265,042)	(97,370)	(18,511)
Investments in and advances to affiliates, net	14,344	4,456	5,064
Intangible assets	(635)	(790)	(342)

Net cash used in investing activities	(379,661)	(193,976)	(116,501)

Cash flows from financing activities:
Borrowings	4,444,160	4,766,276	2,354,105
Payments on long-term debt	(4,236,861)	(4,797,994)	(1,855,199)
Debt redemption premium		(14,473)	(40,910)
Deferred financing costs	(4,153)	(4,193)	(10,812)
Purchase of treasury stock	(96,540)	(107,162)	(642,171)
Stock option exercises	43,432	23,056	29,257

Net cash provided by (used in) financing activities	150,038	(134,490)	(165,730)

Net increase (decrease) in cash and cash equivalents	190,322	(34,818)	59,764
Cash and cash equivalents at beginning of year	61,657	96,475	36,711

Cash and cash equivalents at end of year	$251,979	$61,657	$96,475

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income valuations	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2001	128,114	$128	$467,906	$55,963	(1,333)	$(20,360)	—	$503,637

Comprehensive income:
Net income and comprehensive income				157,329				157,329

Shares issued to employees and others	67		798					798
Stock options exercised	5,131	5	28,454					28,459
Income tax benefit on stock options exercised			22,150					22,150
Stock option expense			62					62
Treasury stock purchases					(40,991)	(642,171)		(642,171)

Balance at December 31, 2002	133,312	$133	$519,370	$213,292	(42,324)	$(662,531)	—	$70,264

Comprehensive income:
Net income				175,791				175,791
Unrealized loss on interest rate swaps							$(924)	(924)

Total comprehensive income								174,867

Shares issued upon conversion of debt			14,076		7,326	114,700		128,776
Shares issued to employees and others	63		873					873
Deferred stock unit shares issued			(220)		49	770		550
Stock options exercised	1,431	2	(14,704)		2,060	33,225		18,523
Income tax benefit on stock options exercised			20,204					20,204
Stock option expense			(24)					(24)
Treasury stock purchases					(5,163)	(107,162)		(107,162)

Balance at December 31, 2003	134,806	$135	$539,575	$389,083	(38,052)	$(620,998)	$(924)	$306,871

Comprehensive income:
Net income				222,254				222,254
Unrealized gain on interest rate swaps							2,654	2,654

Total comprehensive income								224,908

Shares issued to employees and others	56		959					959
Restricted stock unit shares issued			(936)		161	2,629		1,693
Stock options exercised			(39,497)		4,946	82,177		42,680
Income tax benefit on stock options exercised			42,770					42,770
Payment of stock split fractional shares and related costs			(157)	(50)				(207)
Treasury stock purchases					(3,350)	(96,540)		(96,540)

Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134

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

All share and per-share data have been adjusted for all periods presented to retroactively reflect the effects of a three-for-two stock split in the form of a stock dividend in the second quarter of 2004.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the reported amounts in the financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

Net operating revenues

Operating revenues are recognized in the period services are provided. Revenues consist primarily of reimbursements from Medicare, Medicaid and commercial health plans for dialysis and ancillary services provided to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule.

Revenue recognition involves significant estimating risks. The rates at which the Company is reimbursed are often subject to significant uncertainties related to wide variations in coverage terms of the more than 1,500 commercial healthcare plans under which reimbursements are made, often arbitrary and inconsistent reimbursements by commercial payors, on-going insurance coverage changes, differing interpretations of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

contract coverage, and other payor issues. Revenue recognition uncertainties inherent in the Company’s operations are addressed in AICPA Statement of Position (SOP) No. 00-1 Auditing Health Care Third-Party Revenues and Related Receivables. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Revenues associated with Medicare and Medicaid programs are recognized based on a) the reimbursement rates that are established by statute or regulation for the portion of the reimbursement rates paid by the government payor (e.g., 80% for Medicare patients) and b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (eg. Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Revenues associated with commercial health plans are estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, commercial health plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for reimbursements, and regulatory compliance issues. Our range of revenue estimating risk is generally expected to be within 1% of total revenue. Changes in revenue estimates for prior periods are separately disclosed if material.

Management and administrative support services are provided to dialysis centers and physician practices not owned by the Company. The management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net operating revenues as earned.

Other income

Other income includes interest income on cash investments and other non-operating gains and losses.

Cash and cash equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at date of purchase, valued at market.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of pharmaceuticals and dialysis related supplies.

Property and equipment

Property and equipment are stated at cost reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leasehold improvements, the shorter of their estimated useful life or the lease term; and equipment, software and information systems, principally 3 to 8 years. Disposition gains and losses are included in current operating expenses.

Amortizable intangibles

Amortizable intangible assets include noncompetition and similar agreements and deferred debt issuance costs, each of which have determinate useful lives. Noncompetition agreements are amortized over the terms of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

the agreements, typically ten years, using the straight-line method. Deferred debt issuance costs are amortized to debt expense over the term of the related debt using the effective interest method.

Goodwill

Goodwill represents the difference between the purchase cost of acquired businesses and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the book value of goodwill exceeds its fair value. The Company operates as one reporting unit for goodwill impairment assessments.

Impairment of long-lived assets

Long-lived assets, including property and equipment, investments, and amortizable intangible assets, are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in our business strategy and plans. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Impairment charges are included in operating expenses. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals.

Income taxes

Federal and state income taxes are computed at current enacted tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, which are measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liability or asset is expected to be realized, and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets.

Minority interests

Consolidated income is reduced by the proportionate amount of income accruing to minority interests. Minority interests represent the equity interests of third-party owners in consolidated entities which are not wholly-owned. As of December 31, 2004, third parties held minority ownership interests in 48 consolidated entities.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pro forma net income and earnings per share.    If the Company had adopted the fair value-based compensation expense provisions of SFAS No. 123 upon the issuance of that standard, net income and net income per share would be equal to the pro forma amounts indicated below:

	Year ended December 31,
Pro forma—As if all stock options were expensed	2004	2003	2002
Net income:
As reported	$222,254	$175,791	$157,329
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,168	1,036	753
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(10,109)	(9,554)	(10,182)

Pro forma net income	$213,313	$167,273	$147,900

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$213,313	$167,273	$147,900

Weighted average shares outstanding	98,694	94,253	107,681
Vested restricted stock units	33	93	66

Weighted average shares for basic earnings per share calculation	98,727	94,346	107,747

Basic net income per share—Pro forma	$2.16	$1.77	$1.37

Basic net income per share—As reported	$2.25	$1.86	$1.46

Pro forma diluted earnings per share:
Pro forma net income	$213,313	$167,273	$147,900
Debt expense savings, net of tax, from assumed conversion of convertible debt		13,011	19,661

Pro forma net income for diluted earnings per share calculation	$213,313	$180,284	$167,561

Weighted average shares outstanding	98,694	94,253	107,681
Vested restricted stock units	33	93	66
Assumed incremental shares from stock plans	4,271	4,256	6,277
Assumed incremental shares from convertible debt		14,926	23,090

Weighted average shares for diluted earnings per share calculation	102,998	113,528	137,114

Diluted net income per share—Pro forma	$2.07	$1.59	$1.22

Diluted net income per share—As reported	$2.16	$1.66	$1.30

The fair values of stock option grants were estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average expected volatility of 37% for 2004 and 40% for 2003 and 2002, risk-free interest rates of 2.91%, 2.07% and 3.99% for 2004, 2003, and 2002, respectively, and weighted average expected lives of 3.5 and dividend yield of 0% for all years presented.

Interest rate swap agreements

The Company has from time to time entered into interest rate swap agreements as a means of managing its exposure to interest rate changes. These agreements are not held for trading or speculative purposes, and have the effect of converting portions of our variable rate debt to a fixed rate. The agreements are effective cash flow hedges. Any gains or losses resulting from changes in the fair values of the swaps are reported in other comprehensive income until such time as the agreements are either redesignated, sold or terminated, at which time the amounts are included in net income. Net amounts paid or received under these swaps have been reflected as adjustments to interest expense.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

New accounting standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, that amends FASB Statements No. 123 and 95, and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service, usually the vesting period. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the third quarter of 2005, and requires the Company to recognize compensation costs on all outstanding awards for which the requisite service has not yet been rendered. The Company currently projects that the adoption of this standard will reduce pre-tax income by less than $10,000 for the second half of 2005.

2.    Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of stock options and unvested restricted stock units (under the treasury stock method) and convertible debt (under the if-converted method).

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share)
Basic:
Net income	$222,254	$175,791	$157,329

Weighted average shares outstanding during the year	98,694	94,253	107,681
Vested restricted stock units	33	93	66

Weighted average shares for basic earnings per share calculation	98,727	94,346	107,747

Basic net income per share	$2.25	$1.86	$1.46

Diluted:
Net income	$222,254	$175,791	$157,329
Debt expense savings, net of tax, from assumed conversion of convertible debt	—	13,011	19,661

Net income for diluted earnings per share calculation	$222,254	$188,802	$176,990

Weighted average shares outstanding during the year	98,694	94,253	107,681
Vested restricted stock units	33	93	66
Assumed incremental shares from stock plans	4,134	4,488	4,883
Assumed incremental shares from convertible debt	—	14,926	23,090

Weighted average shares for diluted earnings per share calculation	102,861	113,760	135,720

Diluted net income per share	$2.16	$1.66	$1.30

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Options to purchase 178,369 shares at $30.87 to $39.62 per share, 261,803 shares at $18.73 to $26.23 per share and 1,322,025 shares at $15.75 to $22.00 per share were excluded from the diluted earnings per share calculations for 2004, 2003 and 2002, respectively, because they were anti-dilutive. The calculation of diluted earnings per share assumes conversion of both the 5 3/8% and 7% convertible subordinated notes for 2002 and the pro-rata periods such notes were outstanding in 2003.

3.    Accounts receivable

The provisions for uncollectible accounts receivable, prior to offsetting recoveries, were $40,960, $35,700 and $32,069 in 2004, 2003 and 2002, respectively. The provisions before cash recoveries in 2004, 2003 and 2002 were approximately 1.8% of current net operating revenues, respectively. During 2002, continued improvements were made in the Company’s billing and collection processes, and cash recoveries of $5,192 were realized during 2002 on accounts receivable reserved in 1999.

4.    Other current assets

Other current assets were comprised of the following:

	December 31,
	2004	2003
Supplier rebates and other non-trade receivables	$26,032	$29,745
Operating advances under administrative services agreements	12,387	10,416
Prepaid expenses and deposits	5,791	3,714

	$44,210	$43,875

Operating advances under administrative services agreements are generally unsecured.

5.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2004	2003
Land	$750	$820
Buildings	4,868	5,494
Leasehold improvements	329,382	261,437
Equipment and information systems	405,022	361,365
New centers and capital asset projects in progress	19,541	19,349

	759,563	648,465
Less accumulated depreciation and amortization	(347,499)	(306,018)

	$412,064	$342,447

Depreciation and amortization expense on property and equipment was $75,152, $64,398 and $54,701 for 2004, 2003 and 2002, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $1,078, $1,523 and $1,888 for 2004, 2003 and 2002, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

6.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2004	2003
Noncompetition and other agreements	$132,503	$112,407
Deferred debt issuance costs	14,005	9,851

	146,508	122,258
Less accumulated amortization	(85,789)	(72,287)

	$60,719	$49,971

Amortization expense from noncompetition and other agreements was $11,514, $10,289 and $9,964 for 2004, 2003 and 2002, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 11.

Scheduled amortization charges from intangible assets as of December 31, 2004 were as follows:

	Noncompetition and other agreements	Deferred debt issuance costs
2005	12,150	2,198
2006	10,683	1,916
2007	8,640	1,647
2008	5,678	1,613
2009	3,580	1,246
Thereafter	11,138	230

7.    Investments in third-party dialysis businesses

Investments in third-party dialysis businesses and related advances were $3,332 and $3,095 at December 31, 2004 and 2003. During 2004, 2003 and 2002, the Company recognized income of $1,441, $1,596 and $1,791, respectively, relating to investments in non-consolidated minority-owned businesses under the equity method. These amounts are included as a reduction to minority interests deductions in the consolidated statement of income.

8.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2004	2003
Balance at January 1	$934,188	$864,786
Acquisitions	222,424	70,700
Divestitures	(386)	(1,298)

Balance at December 31	$1,156,226	$934,188

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

9.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2004	2003
Payor deferrals and refunds	$94,566	$76,235
General insurance	21,847	12,056
Deferred revenue	13,089	8,727
Accrued interest	3,457	878
Accrued tax liabilities	6,549	6,229
Other	17,706	8,529

	$157,214	$112,654

10.    Income taxes

Income tax expense consisted of the following:

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$94,626	$75,817	$40,094
State	17,623	15,151	7,366
Deferred:
Federal	23,508	17,966	50,012
State	3,873	3,541	12,456

	$139,630	$112,475	$109,928

Temporary differences, which gave rise to deferred tax assets and liabilities, were as follows:

	December 31,
	2004	2003
Asset impairment losses	$30,589	$35,817
Receivables, primarily allowance for doubtful accounts	15,614	16,882
Accrued liabilities	62,478	44,861
Other	11,389	11,683

Deferred tax assets	120,070	109,243
Valuation allowance	(35,380)	(37,200)

Net deferred tax assets	84,690	72,043

Intangible assets	(100,044)	(73,268)
Property and equipment	(52,116)	(42,614)
Other	(2,796)	(2,661)

Deferred tax liabilities	(154,956)	(118,543)

Net deferred tax liabilities	$(70,266)	$(46,500)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

At December 31, 2004, the Company had state net operating loss carryforwards of approximately $12,000 that expire through 2023, and federal net operating loss carryforwards of $9,000 that expire through 2024. The Company has also incurred losses on certain operations that are not included in its consolidated tax return. The utilization of these losses may be limited in future years based on the profitability of these separate-return entities. In prior years, the Company recognized capital losses as a result of impairments and sales of assets for which the realization of a tax benefit is not certain. The valuation allowance against these deferred tax assets was $35,380 as of December 31, 2004. The valuation allowance decreased by $1,820 in 2004 due to changes in the expected utilization of capital losses and the expected utilization of operating losses of consolidated entities with separate tax filings. The valuation allowance decreased by $1,469 in 2003 due to changes in the expected utilization of operating losses of consolidated entities with separate tax filings.

The reconciliation between our effective tax rate and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2004	2003	2002
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.8	4.3	4.9
Changes in deferred tax valuation allowances	(0.3)	(0.4)	0.1
Other	0.1	0.1	1.0

Effective tax rate	38.6%	39.0%	41.0%

11.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2004	2003
Senior secured credit facility:
Term Loan A	$84,507	$118,310
Term Loan B	1,024,668	1,035,889
Term Loan C	249,375
Acquisition obligations and other notes payable	8,863	5,416
Capital lease obligations	8,419	7,944

	1,375,832	1,167,559
Less current portion	(53,364)	(50,557)

	$1,322,468	$1,117,002

Scheduled maturities of long-term debt at December 31, 2004 were as follows:

2005	53,364
2006	56,192
2007	28,088
2008	15,268
2009	614,178
Thereafter	608,742

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Term Loan A

The Term Loan A bears interest at LIBOR plus a margin of 2.00%, for an overall effective rate of 4.17% at December 31, 2004. Depending upon certain financial conditions the interest rate margin could range from 1.50% to 2.75%. The Term Loan A matures in March 2007 and requires principal payments of $33,800 in 2005, $40,100 in 2006 and $10,600 in 2007.

Term Loan B

The Term Loan B bears interest at LIBOR plus a margin of 2.00%, for an overall effective rate of 4.38% at December 31, 2004. The interest rate margin is subject to a potential increase of 0.50% if the Company does not achieve certain financial ratios. During the year the Company amended its existing credit facilities to modify certain restricted payment covenants, principally for acquisitions and share repurchases, and extended the maturity of the Term Loan B until June 30, 2010. The Term Loan B requires principal payments of $11,200 in years 2005 through 2008, $492,700 in 2009 and $487,000 in 2010.

Term Loan C

During the year the Company borrowed an additional $250,000 under a new Term Loan C. The Term Loan C bears interest at LIBOR plus a margin of 1.75%, for an overall effective rate of 4.16% at December 31, 2004. The Term Loan C matures on June 30, 2010 and requires principal payments of $2,500 in years 2005 through 2008, $120,300 in 2009 and $119,000 in 2010.

Revolving Line of Credit

As of December 31, 2004, the Company had $116,000 undrawn lines of credit available, of which $23,000 was committed for outstanding letters of credit.

Interest rate swaps

The Company is party to three currently effective interest rate swap agreements, two matched with Term Loan B outstanding debt and one matched with Term Loan C outstanding debt. Two of the swap agreements expire in 2008 and one expires in 2009. As of December 31, 2004 the aggregate notional amount of these swap agreements was $345,000 and the interest rates were economically modified to fixed rates ranging from 3.08% to 3.64% plus Term Loan margins ranging from 1.75% to 2.00%. This resulted in an overall effective rate of 5.27% on approximately 25% of the Company’s outstanding debt as of December 31, 2004. Interest payments are due quarterly. Under these swap agreements, the Company incurred net cash obligations of $5,256 and $341 in 2004 and 2003 which are included in debt expense. The fair value of these swaps was an asset of $2,400, resulting in additional comprehensive income during the year of $2,404, or $3,941 before tax.

As a result of these swap agreements, the Company’s overall credit facility effective weighted average interest rate was 4.60% based upon the current margins in effect ranging from 1.75% to 2.00% as of December 31, 2004.

In December 2004, the Company separately entered into two forward interest rate swap agreements that will have the economic effect of modifying the LIBOR-based interest rate to a fixed rate of 3.875% effective July 1, 2005. The total amortizing notional amount of these two swaps is $800,000, both of which expire in January 2010 and require quarterly interest payments beginning in October 2005. As of December 31, 2004, the aggregate notional amount of these swaps was $800,000 and their fair value was an asset of $400, resulting in additional comprehensive income during the year of $250, net of tax.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Debt expense

Debt expense consisted of interest expense of $50,324, $63,705 and $68,420 and amortization and write-off of deferred financing costs of $2,088, $3,123 and $3,216 for 2004, 2003 and 2002, respectively. The interest expense amounts exclude capitalized interest.

2003 transactions

In the third quarter of 2003, the Company completed a call for redemption of all of its outstanding $125,000 5 5/8% Convertible Subordinated Notes due 2006. Holders of the 5 5/8% Notes had the option to convert their Notes into shares of DaVita common stock at a price of $17.08 per share or receive cash of 1.0169 times the principal amount of the 5 5/8% Notes, plus accrued interest. In July 2003, the Company issued 7,302,528 shares of common stock from treasury stock for the conversion of $124,700 of the 5 5/8% Notes, and redeemed the balance for cash. The Company also entered into an amended credit agreement in order to, among other things, lower its overall interest rate. The Company also borrowed an additional $200,000 under the replacement Term Loan B, which amounted to $1,042,000. In November 2003, the Company entered into a second amended and restated credit agreement in order to again lower the interest rate on the Term Loan B and to modify certain covenants.

In the second half of 2003, the Company completed two calls for redemption of all of its outstanding $345,000 7% Convertible Subordinated Notes due 2009. Holders of the 7% Notes had the option to convert their Notes into shares of DaVita common stock at a price of $21.87 per share or receive cash of 1.042 times the principal amount of the 7% Notes, plus accrued interest. The Notes were redeemed for $359,000 in cash and 24,045 shares of common stock.

In 2003, the excess consideration paid over the book value to redeem the Convertible Subordinated Notes and the write-off of deferred financing costs and financing fees associated with amending our bank credit agreement resulted in refinancing charges of $26,501.

12.    Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases. Most lease agreements cover periods from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Capital leases are carried for certain equipment.

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2005	$73,537	$1,703
2006	69,109	1,717
2007	62,944	3,201
2008	55,863	980
2009	46,466	741
Thereafter	189,103	2,937

	$497,022	11,279

Less portion representing interest		(2,860)

Total capital lease obligation, including current portion		$8,419

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Rental expense under all operating leases for 2004, 2003 and 2002 was $80,310, $71,432 and $61,008, respectively. The net book value of property and equipment under capital lease was $7,711 and $7,811 at December 31, 2004 and 2003, respectively. Capital lease obligations are included in long-term debt (see Note 11).

13.    Shareholders’ equity

In the second quarter of 2004, the Board of Directors approved a three-for-two stock split of the Company’s common stock in the form of a stock dividend payable on June 15, 2004 to stockholders of record on June 1, 2004. All stockholders entitled to fractional shares received a proportional cash payment. The Company’s stock began trading on a post-split basis on June 16, 2004. All share and per-share data for all periods presented have been adjusted to retroactively reflect the effects of the stock split.

During 2003, the Company repurchased a total of 5,162,850 shares of common stock for $107,162 or an average of $20.76 per share, pursuant to announced Board authorizations. During 2004, the Company repurchased a total of 3,350,100 shares of common stock for an average cost of $28.82 per share. On November 2, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $200,000 of its common stock in the open market or in privately negotiated transactions. The total outstanding Board authorizations for share repurchases were approximately $249,000 as of December 31, 2004.

Stock-based compensation plans

The Company’s stock-based compensation plans are described below.

2002 Plan.    On April 11, 2002, the Company’s shareholders approved the DaVita Inc. 2002 Equity Compensation Plan. This plan provides for grants of stock awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The plan requires that stock option grants be issued with exercise prices not less than the market price of the stock on the date of grant and with a maximum award term of five years. Stock options granted under this plan are generally non-qualified awards that vest over four years from the date of grant. Shares available under the 2002 Plan are replenished by shares repurchased by the Company from the cash proceeds and related tax benefits from award exercises under the 2002 and predecessor plans.

On May 21, 2003, the shareholders approved an amendment to reduce shares authorized to the 2002 Plan by 2,491,500 and to authorize plan awards in the form of restricted stock, restricted stock units, stock issuances (“full share awards”), stock appreciation rights and other equity-based awards. Full share awards reduce total shares available under the plan at a rate of 2.75:1. At December 31, 2004, there were 3,689,246 awards outstanding and 13,787,025 shares available for future grants under the 2002 Plan, including 3,104,517 shares under the 2002 Plan replenishment provision.

Predecessor plans.    Upon shareholder approval of the 2002 Plan, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and cancelled predecessor plan options become available for new awards under the 2002 Plan. Options granted under these plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum terms of five to 10 years. The RTC plan, a special purpose option plan related to the RTC merger, was terminated in 1999. At December 31, 2004 there were 3,703,861 stock options outstanding under these terminated plans.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

1999 Plan.    The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services, other than executive officers and members of the Board of Directors. There are 9,000,000 common shares reserved for issuance under this plan, and options granted under this plan generally vest over four years from the date of grant. Grants are generally issued with exercise prices equal to the market price of the stock on the date of grant and maximum terms of five years. At December 31, 2004 there were 3,339,028 options outstanding and 67,337 shares available for future grants under this plan.

A combined summary of the status of these stock-based compensation plans is as follows:

	Year ended December 31,
	2004		2003		2002
	Awards	Weighted average exercise price	Awards	Weighted average exercise price	Awards	Weighted average exercise price
Outstanding at beginning of year	13,778,004	$10.97	14,837,962	$9.08	16,921,095	$6.24
Granted	2,794,416	28.10	3,013,876	13.53	4,154,250	15.55
Exercised	(4,950,399)	8.62	(3,490,812)	5.31	(5,131,425)	5.55
Cancelled	(889,886)	12.51	(583,022)	9.94	(1,105,958)	6.39

Outstanding at end of year	10,732,135	$16.38	13,778,004	$10.97	14,837,962	$9.08

Awards exercisable at year end	3,914,200		5,159,031		5,477,553

Weighted-average fair value of awards granted during the year		$10.53		$5.01		$5.33

Awards granted in 2004 and 2003 include 165,766 and 130,127 full share awards, respectively.

The following table summarizes information about stock plan awards outstanding at December 31, 2004:

Range of exercise prices	Awards Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 5.00	1,693,394	2.9	$3.36	1,418,627	$4.01
$ 5.01–$10.00	204,855	4.0	6.13	204,855	6.13
$10.01–$15.00	3,025,662	2.7	13.09	943,839	12.80
$15.01–$20.00	3,089,532	2.3	15.78	1,239,587	15.84
$20.01–$25.00	93,417	3.7	21.25	75,417	21.43
$25.01–$30.00	993,525	4.6	28.15	1,875	26.23
$30.01–$35.00	1,546,750	4.4	30.57	30,000	30.07
$35.01–$40.00	85,000	5.0	38.58	0	0

	10,732,135	3.1	$16.38	3,914,200	$10.53

Deferred stock unit arrangements.    The Company made awards of restricted stock units to members of the Board of Directors and certain key executive officers in 2003 and 2002. These awards vest over one to four years and are settled in stock as they vest or at a later date at the election of the recipient. Awards of 83,884 and 137,211 shares, with grant-date fair values of $1,152 and $2,159, were made in 2003 and 2002, respectively. Share issuances under these arrangements were 156,384, 49,107 and none during 2004, 2003 and 2002, respectively, and awards of 170,922 shares were outstanding as of December 31, 2004.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Compensation expense, associated with the above stock-based compensation plans and arrangements, of $1,885, $1,695 and $1,246 was recognized in 2004, 2003 and 2002, respectively.

Employee stock purchase plan.    The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 or July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $1,795, $968 and $882 at December 31, 2004, 2003 and 2002. Subsequent to December 31, 2004, 2003 and 2002, 64,169, 56,079 and 62,457 shares, respectively, were issued to satisfy obligations under the plan.

The fair value of the employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes model with the following assumptions for grants on July 1, 2004, January 1, 2004, July 1, 2003, January 1, 2003, July 1, 2002, and January 1, 2002, respectively: dividend yield of 0.0% for all periods and expected volatility of 38% for 2004 periods and 40% for prior periods; risk-free interest rates of 3.0%, 2.6%, 1.1%, 1.1%, 3.6%, 4.0%. Using these assumptions, the weighted-average fair value of purchase rights granted were $7.97, $8.01, $4.79, $5.13, $1.69 and $2.45, respectively.

Shareholder rights plan.    The Company’s Board of Directors approved a shareholder rights plan on November 14, 2002. This plan is designed to assure that DaVita’s shareholders receive fair treatment in the event of any proposed takeover of DaVita.

Pursuant to this plan, the Board approved the declaration of a dividend distribution of one common stock purchase right for each outstanding share of its common stock payable on December 10, 2002 to holders of record of DaVita common stock on November 29, 2002. This rights distribution was not taxable to DaVita shareholders. As a result of the stock split that occurred during the second quarter of 2004, two-thirds of a right are now attached to each share of the Company’s common stock. Two-thirds of a right will also attach to each newly issued or reissued share of common stock. These rights will become exercisable if a person or group acquires, or announces a tender offer for, 15% or more of DaVita’s outstanding common stock. The triggering person’s stock purchase rights will become void at that time and will not become exercisable.

Each right initially entitles its holder to purchase one share of common stock from the Company at a price of $125.00. If the rights become exercisable, and subject to adjustment for authorized shares available, each purchase right will then entitle its holder to purchase $125.00 of common stock at a price per share equal to 50% of the average daily closing price of the Company’s common stock for the immediately preceding 30 consecutive trading days. If DaVita is acquired in a merger or other business combination transaction after the rights become exercisable, provisions will be made to allow the holder of each right to purchase $125.00 of common stock from the acquiring company at a price equal to 50% of the average daily closing price of that company’s common stock for the immediately preceding 30 consecutive trading days.

The Board of Directors may elect to redeem the rights at $0.01 per purchase right at any time prior to, or exchange common stock for the rights at an exchange ratio of one share per right at any time after, a person or group acquires or announces a tender offer for 15% or more of DaVita’s outstanding common stock. The exercise price, number of shares, redemption price or exchange ratio associated with each right may be adjusted as appropriate upon the occurrence of certain events, including any stock split, stock dividend or similar transaction. These purchase rights will expire no later than November 14, 2012.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

14.    Employee benefit plans

The Company has a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company does not provide any matching contributions.

During 2000, the Company established the DaVita Inc. Profit Sharing Plan. Contributions to this defined contribution benefit plan are made at the discretion of the Company as determined and approved by the Board of Directors. All contributions are deposited into an irrevocable trust. The profit sharing award for each eligible participant is based upon the achievement of employee-specific and/or corporate financial and operating goals. During 2003 and 2002, the Company recognized plan contribution expense of $11,900 and $17,440, respectively. During 2004 the Company elected to discontinue funding the profit sharing trust and to distribute similar awards directly to the recipients, or at their discretion to their 401(k) accounts.

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

United States Attorney’s inquiries

On October 25, 2004, the Company received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including our laboratory services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. We believe that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and Gambro Healthcare. To our knowledge, no proceedings have been initiated against us at this time. Compliance with the subpoena will require management attention and legal expense. We cannot predict whether legal proceedings will be initiated against us relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. In addition, criminal proceedings may be initiated against us in connection with this inquiry. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some historical practices, including billing and other operating procedures and financial relationships with physicians. The Company cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, the Company received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the Office of Inspector General, or OIG. The subpoena required an update to the information the Company provided in its response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested and continues to cooperate with the United States Attorney’s Office and the OIG in its investigation. If this review proceeds, the government could expand its areas of inquiry. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

Florida Laboratory

A third-party carrier review of Medicare reimbursement claims associated with the Company’s Florida-based laboratory was initiated in 1998. Prior to the third quarter 2002, no Medicare payments had been received since May 1998. Following a favorable ruling by an administrative law judge in June 2002 relating to review periods from January 1995 to March 1998, the carrier began releasing funds for lab services provided subsequent to May 2001. During the fourth quarter of 2002, the carrier also released funds for certain claims in review periods from April 1998 through May 2001. During the second half of 2002, the carrier paid the Company a total of $69,000. Approximately $10,000 of these collections related to 2002 lab services provided through June 2002, and the balance of $59,000 related to prior years’ services. In addition to the prior-period claims, the carrier also began processing billings for current period services in the third quarter of 2002, at which time the Company began recognizing current period Medicare lab revenue. In late 2003 the carrier’s hearing officer rendered partially favorable decisions relating to review periods from April 1998 to May 2000, which resulted in the recognition of additional recoveries of $24,000. The Company filed requests for appeal for the remaining unsettled claims for these review periods. In the third quarter of 2004, an administrative law judge rendered a favorable decision regarding the majority of these unsettled claims, which resulted in the recognition of $8,300 in additional recoveries. Less than $4,000 in disputed Medicare lab billings currently remain unresolved.

Other

In addition to the foregoing, DaVita is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

16.    Concentrations

Approximately 60% of the Company’s total dialysis revenues in 2004, 2003 and 2002 are from government-based programs, principally Medicare and Medicaid. Accounts receivable from Medicare and Medicaid were approximately $150,000 as of December 31, 2004. No other single payor accounted for more than 5% of total accounts receivable.

A significant physician-prescribed pharmaceutical administered during dialysis, EPO, is provided by a sole supplier and accounted for approximately one fourth of net operating revenues. Although the Company currently receives discounted prices for EPO, the supplier has unilateral pricing discretion and in the future the Company may not be able to achieve the same cost levels historically obtained.

17.    Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion. If the put options are exercised, the Company would be required to purchase the minority owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings which approximates fair value. As of December 31, 2004, the Company’s potential obligations under these put options totaled approximately $103,000

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

of which approximately $56,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $15,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated partnerships. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of December 31, 2004, such distributions would be valued below the related minority interests balances in the consolidated financial statements.

Other than operating leases, disclosed in Note 12, and the letters of credit and the interest rate swap agreements, disclosed in Note 11, the Company has no off balance sheet financing arrangements as of December 31, 2004.

18.    Acquisitions and divestitures

Acquisitions

Acquisition amounts were as follows:

	Year ended December 31,
	2004	2003	2002
Cash paid, net of cash acquired	$266,265	$99,645	$19,977
Deferred purchase payments and acquisition obligations	429	5,146	100

Aggregate purchase cost	$266,694	$104,791	$20,077

Number of chronic dialysis centers acquired	51	27	11

Aggregate purchase costs of acquired dialysis centers	$262,458	$84,102	$20,077

The assets and liabilities of the acquired operations were recorded at their estimated fair market values at the dates of acquisition and have been included in the Company’s financial statements and operating results from their designated effective acquisition dates. The nearest month-end has been designated as the effective date for recording acquisitions that close during the month because partial month accounting cutoffs were not made and partial month results associated with these acquisitions would not have had a material impact on consolidated operating results. Settlements with tax authorities relating to pre-acquisition income tax liabilities may result in an adjustment to goodwill attributable to related acquisitions.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The initial allocations of purchase cost for acquired businesses are recorded at fair values based upon the best available information and are finalized when identified pre-acquisition contingencies have been resolved and information needed to complete the allocation has been received. Adjustments to purchase accounting for prior acquisitions, and payments for acquisitions in process, have been included in the periods recognized. Final allocations have not differed materially from the initial allocations. Aggregate purchase cost allocations were as follows:

	Year ended December 31,
	2004	2003	2002
Tangible assets, principally leasehold improvements and equipment	$42,155	$26,678	$3,360
Amortizable intangible assets	19,471	7,273	1,975
Goodwill	222,424	70,700	15,260
Liabilities assumed	(17,356)	(1,777)	(518)
Minority interests extinguished		1,917

Aggregate purchase cost	$266,694	$104,791	$20,077

Amortizable intangible assets acquired during 2004, 2003 and 2002 had weighted-average estimated useful lives of nine, ten and ten years, respectively. The total amount of goodwill deductible for tax purposes associated with 2004 acquisitions is approximately $120,000.

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions in 2004 and 2003 had been consummated as of the beginning of 2003, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2004	2003
	(unaudited)
Net revenues	$2,388,321	$2,207,868
Net income	224,875	190,076

Pro forma basic net income per share	2.28	2.01
Pro forma diluted net income per share	2.19	1.79

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of both of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the effects of integration costs or operating synergies.

Acquisition of Gambro Healthcare, Inc.

On December 6, 2004, the Company entered into an agreement to acquire the common stock of Gambro Healthcare, Inc. or Gambro Healthcare, one of the largest dialysis service providers in the United States. The purchase price of approximately $3.05 billion reflects (i) a cash purchase price of approximately $1.7 billion, which we refer to as the cash purchase price, and (ii) the assumption of Gambro Healthcare indebtedness, which indebtedness was approximately $1.3 billion on December 31, 2004 (nearly all of which is intercompany indebtedness). The Company will be required to repay the Gambro Healthcare intercompany indebtedness,

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

including accrued interest, simultaneously with the closing of the Gambro Healthcare acquisition. Under the stock purchase agreement, the cash purchase price increases from December 6, 2004 to the acquisition closing date by 4% per annum for the first 90 days after signing and 8% per annum thereafter. The amount of Gambro Healthcare intercompany debt will increase by the amount of any additional cash contributed by Gambro Inc. to Gambro Healthcare after December 6, 2004 and will be reduced by operating cash flow applied to the intercompany debt after December 6, 2004. The intercompany debt bears interest at a rate of 1% above the twelve-month LIBOR. In connection with the Gambro Healthcare acquisition the Company is assessing financing alternatives, which could include closing on some or all of the financing in advance of the closing of the acquisition. The Company will also enter into a ten-year product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which the Company will purchase from Gambro Renal Products specified percentages of its requirements for hemodialysis products, supplies and equipment at fixed prices. The stock purchase agreement contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition. These conditions include, among others, receipt of regulatory approvals, including antitrust clearance.

On February 18, 2005, the Company received a request from the Federal Trade Commission for additional information in connection with the pending acquisition of Gambro Healthcare. This request extends the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after the Company and Gambro Healthcare have substantially complied with the request, unless that period is voluntarily extended by the parties or is terminated sooner by the FTC.

Divestitures

The Company divested of certain center operations for cash during 2004 and 2003 which amounted to $1,223 and $2,275, respectively. The Company divested of substantially all of its dialysis operations outside the continental United States during 2000 and completed the sale of its remaining non-continental centers during the second quarter of 2002. Revenues of the non-continental operations were $6,159 for 2002, and the related pre-tax earnings were $1,383.

19.    Fair values of financial instruments

Financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, other accrued liabilities, interest rate swap agreements and debt. The balances of the non-debt financial instruments as presented in the financial statements at December 31, 2004 approximate their fair values due to the short-term nature of their settlements. Borrowings under credit facilities, of which $1,358,550 was outstanding as of December 31, 2004, reflect fair value as they are subject to fees and adjustable rates competitively determined in the marketplace. The fair value of the interest rate swaps were an asset of approximately $2,800 as of December 31, 2004.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

20.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2004	2003	2002
Cash paid:
Income taxes	$95,943	$53,074	$30,217
Interest	48,822	73,278	69,114
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	1,295	2,283	2,356
Contributions to consolidated partnerships	9,167	2,645	2,154
Deferred financing cost write-offs			73
Conversion of debt to equity		125,254
Liabilities assumed in conjunction with common stock acquisition	13,991	357

21.    Transactions with related parties

Until March 2002, Peter Grauer, a member of the Company’s Board of Directors since 1994, was a managing director of Credit Suisse First Boston, or CSFB. In 2002, CSFB assisted the Company in connection with the issuance of public debt and securing other financing. Fees for these transactions were approximately $6,000. Mr. Grauer is no longer affiliated with CSFB.

22.    Selected quarterly financial data (unaudited)

	2004				2003
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$616,003	$595,531	$551,630	$535,431	$553,446	$513,282	$489,883	$459,807

Operating income	105,171	111,652	96,467	96,833	121,190	95,211	82,800	79,334

Income before income taxes	90,447	98,921	85,876	86,640	100,498	62,910	64,195	60,663

Net income	56,602	60,386	52,401	52,865	62,798	38,060	38,520	36,413

Basic net income per common share	$0.58	$0.61	$0.53	$0.54	$0.65	$0.39	$0.42	$0.40

Diluted net income per common share	$0.56	$0.59	$0.50	$0.51	$0.61	$0.36	$0.37	$0.35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 28, 2005.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Denise K. Fletcher, Gary Beil, and Joseph Schohl, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2005

/s/ DENISE K. FLETCHER Denise K. Fletcher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2005

/s/ GARY W. BEIL Gary W. Beil	Vice President and Controller (Principal Accounting Officer)	February 28, 2005

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 28, 2005

/s/ RICHARD B. FONTAINE Richard B. Fontaine	Director	February 28, 2005

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 28, 2005

/s/ MICHELE J. HOOPER Michele J. Hooper	Director	February 28, 2005

/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	February 28, 2005

/s/ JOHN M. NEHRA John M. Nehra	Director	February 28, 2005

/s/ WILLIAM L. ROPER William L. Roper	Director	February 28, 2005

II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 25, 2005, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Seattle, Washington

February 25, 2005

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2002	$52,475	$32,069	$35,617	$48,927
Year ended December 31, 2003	48,927	35,700	32,073	52,554
Year ended December 31, 2004	52,554	40,960	35,348	58,166

S-2

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc. (16)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.(13)

4.1	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent. (3)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.5	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.6	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.7	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.(7)*

10.8	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(13)*

10.9	Amended and Restated Employment Agreement, effective as of February 28, 2005, by and between DaVita Inc. and Denise K. Fletcher. ✓*

10.10	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(14)*

10.11	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl. ✓*

10.12	Second Amended and Restated 1994 Equity Compensation Plan.(9) *

10.13	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.14	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.15	First Amended and Restated Special Purpose Option Plan.(9)*

10.16	1999 Equity Compensation Plan.(10)*

10.17	Amended and Restated 1999 Equity Compensation Plan.(11)*

10.18	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.19	2002 Equity Compensation Plan.(12)*

10.20	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(14)*

Exhibit Number	Description

10.21	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(14)*
10.22	Security Agreement, dated as of April 26, 2002, made by and among DaVita Inc. and the subsidiaries of DaVita Inc. named therein to Credit Suisse First Boston, Cayman Islands Branch, as the Collateral Agent for the lenders party to the Credit Agreement.(17)
10.23	Subsidiary Guarantee, dated as of April 26, 2002, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party to the Credit Agreement.(17)
10.24	Third Amended and Restated Credit Agreement, dated as of July, 30, 2004, among DaVita Inc., the lenders party thereto, Credit Suisse First Boston, Cayman Islands Branch as Joint Book Manager, and Administrative Agent and Sole Book Manager for the Term Loan B and the Term Loan C, Banc of America Securities LLC as Joint Book Manager and Bank of America N.A., as Syndication Agent.(13)
10.25	Security Agreement Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc. named therein in favor of the lenders party.(13)
10.26	Guarantee Supplement, dated July 30, 2004, made by the subsidiaries of DaVita Inc., named therein in favor of the lenders party to the Third Amended and Restated Credit Agreement.(13)
10.27	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.✓**
10.28	Form of Indemnity Agreement. ✓*
10.29	Executive Incentive Plan.(11)*
10.30	Post-Retirement Deferred Compensation Arrangement. ✓*
10.31	Memorandum relating to bonus structure for Charles J. McAllister. ✓*
10.32	Director Compensation Philosophy and Plan.✓*
12.1	Computation of Ratios of Earnings to Fixed Charges. ✓
14.1	DaVita Inc. Corporate Governance Code of Ethics.(15)
21.1	List of our subsidiaries. ✓
23.1	Consent of KPMG LLP.✓
24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)
31.1	Certification of the Chief Executive Officer, dated February 28, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓
31.2	Certification of the Chief Financial Officer, dated February 28, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓
32.1	Certification of the Chief Executive Officer, dated February 28, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓
32.2	Certification of the Chief Financial Officer, dated February 28, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Form 10-K for the year ended December 31, 1997.
(3)	Filed on November 19, 2002 as an exhibit to the Company’s Form 8-K reporting the adoption of the Rights Agreement.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999.

(5)	Filed on August 14, 2000 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999.
(10)	Filed on February 18, 2000 as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-30736).
(11)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for the Company’s 2001 Annual Meeting of Stockholders.
(12)	Filed on March 14, 2002 as an exhibit to the Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders.
(13)	Filed on August 5, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(14)	Filed on November 8, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.
(15)	Filed on March 27, 2004 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.
(16)	Filed on December 8, 2004 as an exhibit to the Company’s Form 8-K.
(17)	Filed on May 14, 2002 as an exhibit to the Company’s Form 10-Q for the quarter ending March 31, 2002.