Form 10-Q
period 2005-03-31
DAVITA INC
filed 2005-05-04
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

March 31, 2005

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

The Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

As of April 29, 2005 there were approximately 100.1 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three months ended March 31, 2005 and March 31, 2004	1

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2005 and for the year ended December 31, 2004	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

Risk Factors		21

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

Signature		32

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Net operating revenues	$609,958	$535,431
Operating expenses and charges:
Patient care costs	409,949	363,429
General and administrative	54,263	42,604
Depreciation and amortization	24,848	20,270
Provision for uncollectible accounts	10,886	9,577
Minority interests and equity income, net	4,016	2,718

Total operating expenses and charges	503,962	438,598

Operating income	105,996	96,833

Debt expense	(17,534)	(11,636)
Swap valuation gains	8,392
Refinancing charges	(6,872)
Other income	1,627	1,443

Income before income taxes	91,609	86,640
Income tax expense	35,275	33,775

Net income	$56,334	$52,865

Earnings per share:
Basic	$0.57	$0.54

Diluted	$0.55	$0.51

Weighted average shares for earnings per share:
Basic	99,399,612	98,099,476

Diluted	103,150,299	102,883,453

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$317,879	$251,979
Accounts receivable, less allowance of $60,279 and $58,166	472,983	462,095
Inventories	34,697	31,843
Other current assets	44,441	44,210
Deferred income taxes	91,917	78,593

Total current assets	961,917	868,720
Property and equipment, net	415,713	412,064
Amortizable intangibles, net	79,585	60,719
Investments in third-party dialysis businesses	3,356	3,332
Other long-term assets	28,626	10,898
Goodwill	1,160,615	1,156,226

	$2,649,812	$2,511,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$91,366	$96,231
Other liabilities	166,302	157,214
Accrued compensation and benefits	139,340	133,919
Current portion of long-term debt	6,346	53,364
Income taxes payable	29,507	1,007

Total current liabilities	432,861	441,735
Long-term debt	1,362,006	1,322,468
Other long-term liabilities	22,473	22,570
Deferred income taxes	156,369	148,859
Minority interests	57,690	53,193
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued)	135	135
Additional paid-in capital	550,987	542,714
Retained earnings	667,621	611,287
Treasury stock, at cost (34,878,913 and 36,295,339 shares)	(608,040)	(632,732)
Accumulated comprehensive income valuations	7,710	1,730

Total shareholders’ equity	618,413	523,134

	$2,649,812	$2,511,959

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$56,334	$52,865
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,848	20,270
Stock options, principally tax benefits	15,934	14,389
Swap valuation gains	(8,392)
Refinancing charges	6,872
Deferred income taxes	(5,814)	(1,016)
Minority interests in income of consolidated subsidiaries	4,410	3,160
Distributions to minority interests	(3,518)	(2,082)
Non-cash debt expense	625	484
Equity investment income	(394)	(442)
Loss (gain) on divestitures	(193)	(628)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(10,888)	(12,511)
Medicare lab recoveries		19,000
Inventories	(2,820)	6,818
Other current assets	(289)	697
Other long-term assets	385	1,592
Accounts payable	(4,865)	8,843
Accrued compensation and benefits	5,421	2,393
Other current liabilities	9,088	1,779
Income taxes	28,500	5,315
Other long-term liabilities	(3,838)	5,190

Net cash provided by operating activities	111,406	126,116

Cash flows from investing activities:
Additions of property and equipment, net	(25,625)	(24,681)
Acquisitions and divestitures, net	(2,501)	(17,088)
Investments in and advances to affiliates, net	2,677	2,191
Intangible assets	(395)	(360)

Net cash used in investing activities	(25,844)	(39,938)

Cash flows from financing activities:
Borrowings	1,741,183	774,534
Payments on long-term debt	(1,748,663)	(786,791)
Deferred financing costs	(29,213)
Stock option exercises	17,031	17,578

Net cash (used in) provided by financing activities	(19,662)	5,321

Net increase in cash and cash equivalents	65,900	91,499
Cash and cash equivalents at beginning of period	251,979	61,657

Cash and cash equivalents at end of period	$317,879	$153,156

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income valuations	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	134,806	$135	$539,575	$389,083	(38,052)	$(620,998)	$(924)	$306,871

Comprehensive income:
Net income				222,254				222,254
Unrealized gain on interest rate swaps, net of tax							2,654	2,654

Total comprehensive income								224,908

Shares issued to employees and others	56		959					959
Restricted stock unit shares issued			(936)		161	2,629		1,693
Stock options exercised			(39,497)		4,946	82,177		42,680
Income tax benefit on stock options exercised			42,770					42,770
Payment of stock split fractional shares and related costs			(157)	(50)				(207)
Treasury stock purchases					(3,350)	(96,540)		(96,540)

Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134

Comprehensive income:
Net income				56,334				56,334
Unrealized gain on interest rate swaps, net of tax							10,934	10,934
Less reclassification of net swap valuation gains into net income, net of tax							(4,954)	(4,954)

Total comprehensive income								62,314

Shares issued to employees and others			658		64	1,118		1,776
Restricted stock unit shares issued			(26)		1	26
Stock options exercised			(8,293)		1,351	23,548		15,255
Income tax benefit on stock options exercised			15,934					15,934

Balance at March 31, 2005	134,862	$135	$550,987	$667,621	(34,879)	$(608,040)	$7,710	$618,413

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

Pro forma - As if all stock options were expensed	Three months ended March 31,
	2005	2004
Net income:
As reported	$56,334	$52,865
Add: Stock-based employee compensation expense included in reported net income, net of tax	521	97
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,933)	(1,850)

Pro forma net income	$53,922	$51,112

Pro forma basic earnings per share:
Pro forma net income	$53,922	$51,112

Weighted average shares outstanding	99,333	98,074
Vested restricted stock units	67	25

Weighted average shares for basic earnings per share calculation	99,400	98,099

Basic net income per share—Pro forma	$0.54	$0.52

Basic net income per share—As reported	$0.57	$0.54

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended March 31,
	2005	2004
Pro forma diluted earnings per share:
Pro forma net income	$53,922	$51,112

Weighted average shares outstanding	99,333	98,074
Vested restricted stock units	67	25
Assumed incremental shares from stock plans	3,598	4,386

Weighted average shares for diluted earnings per share calculation	102,998	102,485

Diluted net income per share—Pro forma	$0.52	$0.50

Diluted net income per share—As reported	$0.55	$0.51

2.	Earnings per share

Basic and diluted earnings per share are calculated as follows (shares in 000’s):

	Three months ended March 31,
	2005	2004
Basic:
Net income	$56,334	$52,865

Weighted average shares outstanding during the period	99,333	98,074
Vested restricted stock units	67	25

Weighted average shares for basic earnings per share calculation	99,400	98,099

Basic net income per share	$0.57	$0.54

Diluted:
Net income	$56,334	$52,865

Weighted average shares outstanding during the period	99,333	98,074
Vested restricted stock units	67	25
Assumed incremental shares from stock plans	3,750	4,784

Weighted average shares for diluted earnings per share calculation	103,150	102,883

Diluted net income per share	$0.55	$0.51

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended March 31,
	2005	2004
Stock option shares not included in computation (shares in 000’s)	49	82
Exercise price range of shares not included in computation:
Low	$41.75	$28.55
High	$43.20	$30.07

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.	Long-term debt

Long-term debt was comprised of the following:

	March 31, 2005	December 31, 2004
Senior notes due 2013	$500,000
Senior subordinated notes due 2015	850,000
Term Loan A		$84,507
Term Loan B		1,024,668
Term Loan C		249,375
Capital lease obligations	8,149	8,863
Acquisition obligations and other notes payable	10,203	8,419

	1,368,352	1,375,832
Less current portion	(6,346)	(53,364)

	$1,362,006	$1,322,468

Scheduled maturities of long-term debt at March 31, 2005 were as follows:

2005	$1,923
2006	6,354
2007	4,296
2008	1,802
2009	1,379
2010	567
Thereafter	1,352,031

On March 22, 2005, the Company issued $500,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of $28,600. The notes are guaranteed by substantially all of the Company’s wholly owned subsidiaries and require semi-annual interest payments beginning on September 15, 2005. The Company may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010. The Company used the net proceeds of $1,323,000 along with available cash of $46,000 to repay all outstanding amounts under the Term Loans of the Company’s existing credit facilities, including accrued interest.

In conjunction with the repayment of the Term Loans, the Company wrote-off deferred financing costs of $6,872, and reclassified into net income $8,068 of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of three swap instruments that were no longer effective as cash flow hedges as a result of the repayment of the Term Loans. In April 2005, the swaps were redesignated as forward cash flow hedges with gains or losses from changes in the fair value to be reported in other comprehensive income for all payment periods beginning after July 1, 2005. Gains or losses from changes in the fair value of any ineffective portions of these swaps, including settlements of all payment periods beginning prior to July 1, 2005, will continue to be reported in net income.

As of March 31, 2005 the aggregate notional amount of these swaps was $345,000. These swaps pay fixed rates ranging from 3.08% to 3.64% and receive LIBOR. Two of the swap agreements expire in 2008 and one

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

expires in 2009. Interest payments are due quarterly and the Company incurred net cash obligations of $662 during the first quarter of 2005, which is included in debt expense. The fair value of these swaps at March 31, 2005 was an asset of $8,392.

As of March 31, 2005, the Company maintained two other forward interest rate swap agreements that will pay a fixed rate of 3.875% and receive LIBOR effective July 1, 2005. The total amortizing notional amount of these two swaps is $800,000, both of which expire in January 2010 and require quarterly interest payments beginning in October 2005. As of March 31, 2005, the aggregate notional amount of these swaps was $800,000 and their fair value was an asset of $12,557, resulting in additional comprehensive income during the first quarter of $7,459, net of tax. On April 25, 2005, we entered into four additional forward interest rate swap agreements that will pay a fixed rate of 4.2675% and receive LIBOR effective July 1, 2005. The total amortizing notional amounts of these swaps is $450,000, all of which expire in July 2010 and require quarterly interest payments beginning October 2005.

As of April 30, 2005, the Company carried a total notional amount of swaps of $1,595,000.

See Note 7 regarding the pending acquisition of Gambro Healthcare, Inc. and commitments from certain financial institutions to provide new senior secured credit facilities in an aggregate amount of $3,150,000.

As of March 31, 2005, the Company had undrawn revolving credit facilities totaling $115,950 of which $22,959 was committed for outstanding letters of credit.

4.	Significant new accounting standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, that amends FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This standard was originally to become effective for the Company at the beginning of the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission amended the compliance dates of the standard and the required implementation of this standard for the Company is now the beginning of 2006. The Company is currently reassessing the expected impact of this standard on the Company’s financial statements.

5.	Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; (4) retroactive applications or interpretations of governmental requirements, and (5) potential claims for refunds from private payors as a result of government actions.

United States Attorney inquiries

On March 4, 2005, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. The Company has met with representatives of the government to discuss the scope of the subpoena and has begun the process of producing responsive documents. The Company intends to cooperate with the governments’ investigation. The subpoena has been issued in connection with a joint civil and criminal investigation. To the Company’s knowledge, no proceedings have been initiated against the Company at this time, although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoena will require management attention and legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

On October 25, 2004, the Company received a subpoena from the United States Attorney’s office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the operations of the Company, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH) and to products relating to vitamin D therapies. The Company believes that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and Gambro Healthcare. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Compliance with the subpoena will require management attention and legal expense. The Company cannot predict whether legal proceedings will be initiated against the Company relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. In addition, criminal proceedings may be initiated against the Company in connection with this inquiry. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, the Company received a subpoena from the U.S. Attorney’s Office and the Philadelphia office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena requires an update to the information the Company provided in its response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested and continues to cooperate with the United States Attorney’s Office and the OIG in its investigation. If this review proceeds, the government could expand its areas of concern. If a court determines that there has been wrongdoing, the penalties under applicable statutes could be substantial.

Other

In addition to the foregoing, the Company is subject to claims and suits in the ordinary course of business, including from time to time, contractual disputes and professional and general liability claims. The Company believes that the ultimate resolution of these additional pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.	Other commitments

The Company has obligations to purchase the interests of its partners in several joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the partners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of March 31, 2005, the Company’s potential obligations under these put options totaled approximately $110,000, of which approximately $54,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $15,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated partnerships. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of March 31, 2005, such distributions would be valued below the related minority interests balances in the consolidated financial statements.

7.	Acquisitions

Acquisition of Gambro Healthcare, Inc.

On December 6, 2004, the Company entered into a stock purchase agreement to acquire the common stock of Gambro Healthcare, Inc. or Gambro Healthcare, one of the largest dialysis service providers in the United States for a purchase price of approximately $3,050,000 in cash. Gambro Healthcare currently operates approximately 560 outpatient dialysis centers and has annual revenues of approximately $2,000,000. The purchase price reflects (i) a cash purchase price of approximately $1,700,000, which we refer to as the cash purchase price, and (ii) the assumption of Gambro Healthcare indebtedness, which indebtedness was approximately $1,300,000 on December 31, 2004 (nearly all of which is intercompany indebtedness). The Company will be required to repay the Gambro Healthcare intercompany indebtedness, including accrued interest, simultaneously with the closing of the Gambro Healthcare acquisition. Under the stock purchase agreement, the cash purchase price increases from December 6, 2004 to the acquisition closing date by 4% per annum for the first 90 days after signing and 8% per annum thereafter. The amount of Gambro Healthcare intercompany debt will increase by the amount of any additional cash contributed by Gambro Inc. to Gambro Healthcare after December 6, 2004 and will be reduced by operating cash flow applied to the intercompany debt after December 6, 2004. The intercompany debt bears interest at a rate of 1% above the twelve-month LIBOR.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The Company will also enter into a ten-year product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB to provide a significant majority of our dialysis equipment and supplies. The stock purchase agreement contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition. These conditions include, among others, receipt of regulatory approvals, including antitrust clearance.

On February 18, 2005, the Company received a second request from the Federal Trade Commission for additional information in connection with the pending acquisition of Gambro Healthcare. This request extends the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after the Company and Gambro Healthcare have substantially complied with the request, unless that period is voluntarily extended by the parties. The Company continues to be involved in active discussions with the Federal Trade Commission (FTC) staff regarding its planned acquisition of Gambro Healthcare, Inc. Although no agreement with the FTC has yet been reached, based on the Company’s discussions to date the Company expects it will be required to divest approximately 5% of the combined number of Gambro Healthcare and DaVita centers, which represents the same percentage of the combined revenues. However, the final resolution with the FTC could be materially different.

The Company has secured commitments from certain financial institutions to provide new senior secured credit facilities in an aggregate amount of up to $3,150,000 in order to finance the Gambro Healthcare acquisition and to pay related fees and other costs. The new credit facilities as outlined in the commitment letter are expected to consist of: 1) term loans aggregating up to $2,900,000, which will mature in 2011 and in 2012, and 2) a revolving line of credit of up to $250,000, which will mature in 2011. The new senior secured credit facilities will be guaranteed by substantially all of the Company’s wholly-owned subsidiaries and will be secured by all of the assets of the Company and the guarantors. The new senior secured credit facilities are anticipated to contain certain limits and restrictions on business activity and will require quarterly compliance with certain financial covenants similar to those currently in effect on the Company’s existing credit facility.

8.	Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The notes were issued through a private placement-offering memorandum on March 22, 2005 by DaVita Inc. and are guaranteed by substantially all of its wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the senior notes and the senior subordinated notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures and partnerships are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended March 31, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$41,063	$516,907	$91,048	$(39,060)	$609,958
Operating expenses	22,882	440,931	75,193	(39,060)	499,946
Minority interests				4,016	4,016

Operating income	18,181	75,976	15,855	(4,016)	105,996
Debt expense, refinancing charges and swap gains, net	4,282	(19,716)	(580)		(16,014)
Other income	1,627				1,627
Income taxes	9,395	25,710	170		35,275
Equity earnings in subsidiaries	41,639	11,089		(52,728)

Net income	$56,334	$41,639	$15,105	$(56,744)	$56,334

For the three months ended March 31, 2004
Net operating revenues	$36,000	$465,122	$68,612	$(34,303)	$535,431
Operating expenses	18,370	397,755	54,058	(34,303)	435,880
Minority interests				2,718	2,718

Operating income	17,630	67,367	14,554	(2,718)	96,833
Debt expense	1,253	(12,315)	(574)		(11,636)
Other income	1,443				1,443
Income taxes	7,561	25,891	323		33,775
Equity earnings in subsidiaries	40,100	10,939		(51,039)

Net income	$52,865	$40,100	$13,657	$(53,757)	$52,865

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of March 31, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

Cash and cash equivalents	$317,879				$317,879
Accounts receivable, net		$410,983	$62,000		472,983
Other current assets	2,444	162,277	6,334		171,055

Total current assets	320,323	573,260	68,334		961,917
Property and equipment, net	28,968	307,983	78,762		415,713
Amortizable intangible, net	30,435	45,385	3,765		79,585
Investments in subsidiaries	1,061,359	243,946		$(1,305,305)
Receivables from subsidiaries	798,772			(798,772)
Other long-term assets and investments	21,529	10,425	28		31,982
Goodwill		981,147	179,468		1,160,615

Total assets	$2,261,386	$2,162,146	$330,357	$(2,104,077)	$2,649,812

Current liabilities	$120,561	$305,952	$6,348		$432,861
Payables to parent		786,385	12,387	$(798,772)
Long-term debt and other long-term liabilities	1,522,412	8,450	9,986		1,540,848
Minority interests				57,690	57,690
Shareholders’ equity	618,413	1,061,359	301,636	(1,362,995)	618,413

Total liabilities and shareholders’ equity	$2,261,386	$2,162,146	$330,357	$(2,104,077)	$2,649,812

As of December 31, 2004
Cash and cash equivalents	$251,979				$251,979
Accounts receivable, net		$403,283	$58,812		462,095
Other current assets	2,465	146,387	5,794		154,646

Total current assets	254,444	549,670	64,606		868,720
Property and equipment, net	29,928	312,521	69,615		412,064
Amortizable intangible assets, net	8,850	47,766	4,103		60,719
Investments in subsidiaries	995,535	226,950		$(1,222,485)
Receivables from subsidiaries	808,572			(808,572)
Other long-term assets and investments	3,500	10,701	29		14,230
Goodwill		982,591	173,635		1,156,226

Total assets	$2,100,829	$2,130,199	$311,988	$(2,031,057)	$2,511,959

Current liabilities	$101,723	$333,412	$6,600		$441,735
Payables to parent		793,399	15,173	$(808,572)
Long-term debt and other long-term liabilities	1,475,972	7,853	10,072		1,493,897
Minority interests				53,193	53,193
Shareholders’ equity	523,134	995,535	280,143	(1,275,678)	523,134

Total liabilities and shareholders’ equity	$2,100,829	$2,130,199	$311,988	$(2,031,057)	$2,511,959

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$56,334	$41,639	$15,105	$(56,744)	$56,334
Changes in operating and intercompany assets and liabilities and non cash items included in net income	31,200	(10,420)	(22,452)	56,744	55,072

Net cash provided by (used in) operating activities	87,534	31,219	(7,347)	—	111,406

Cash flows from investing activities
Purchases of property and equipment, net	(870)	(12,053)	(12,702)		(25,625)
Acquisitions and divestitures, net		(2,501)			(2,501)
Other items		(17,075)	19,357		2,282

Net cash (used in) provided by investing activities	(870)	(31,629)	6,655		(25,844)

Cash flows from financing activities
Long-term debt	(8,582)	410	692		(7,480)
Other items	(12,182)				(12,182)

Net cash (used in) provided by financing activities	(20,764)	410	692		(19,662)

Net increase in cash and cash equivalents	65,900	—	—	—	65,900
Cash and cash equivalents at beginning of period	251,979				251,979

Cash and cash equivalents at end of period	$317,879	$—	$—	$—	$317,879

For the three months ended March 31, 2004
Cash flows from operating activities
Net income	$52,865	$40,100	$13,657	$(53,757)	$52,865
Changes in operating and intercompany assets and liabilities and non cash items included in net income	34,653	(1,805)	(13,354)	53,757	73,251

Net cash provided by operating activities	87,518	38,295	303	—	126,116

Cash flows from investing activities
Purchases of property and equipment, net	189	(21,561)	(3,309)		(24,681)
Acquisitions and divestitures, net		(17,088)			(17,088)
Other items		(1,329)	3,160		1,831

Net cash provided by (used in) investing activities	189	(39,978)	(149)		(39,938)

Cash flows from financing activities
Long-term debt	(13,786)	1,683	(154)		(12,257)
Other items	17,578				17,578

Net cash provided by (used in) financing activities	3,792	1,683	(154)		5,321

Net increase in cash and cash equivalents	91,499	—	—	—	91,499
Cash and cash equivalents at beginning of period	61,657				61,657

Cash and cash equivalents at end of period	$153,156	$—	$—	$—	$153,156

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, capital expenditures and the anticipated impact of the Gambro Heathcare acquisition and our level of indebtedness on our financial performance, including EPS. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri, our ability to complete acquisitions of businesses, including the consummation of the Gambro Healthcare acquisition, the percentage of centers we expect we will be required to divest, terms of the related financing, and subsequent integration of the business and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

For the quarter ended March 31, 2005, we experienced no significant changes in our business fundamentals or major risk factors. Our operating results for the first quarter of 2005 compared with the prior sequential quarter and the same quarter of last year were as follows:

	Quarter ended
	March 31, 2005		December 31, 2004		March 31, 2004
	(dollar amounts rounded to nearest million, except per treatment data)
Total net operating revenues	$610	100%	$616	100%	$535	100%

Operating expenses and charges:
Patient care costs	410	67%	420	68%	363	68%
General and administrative	54	9%	53	9%	43	8%
Depreciation and amortization	25	4%	23	4%	20	4%
Provision for uncollectible accounts, net of recoveries	11	2%	11	2%	10	2%
Minority interest and equity income, net	4	1%	4	1%	3	1%

Total operating expenses and charges	504	83%	511	83%	439	82%

Operating income	$106		$105		$97

Dialysis treatments	1,868,787		1,895,952		1,657,055
Average dialysis treatments per treatment day	24,270		23,999		21,381
Average dialysis revenue per dialysis treatment	$311		$311		$311

Net Operating Revenues

Net operating revenues. Net operating revenues for the first quarter of 2005 increased $75 million, or approximately 14%, compared with the first quarter of 2004. The increase in the number of dialysis treatments accounted for approximately 12% of the increase in revenue, compared to the first quarter of 2004 and approximately 2% was due to additional lab, management fees and ancillary revenue. The increase in the number of dialysis treatments was attributable to non-acquired annual treatment growth of approximately 5.6%, and growth through acquisitions of 6.4%. The average dialysis revenue per treatment (excluding lab, other ancillary services, and management fee income) was $311 for each of the quarters presented. During the first quarter of 2005, reductions in the intensity of physician prescribed pharmaceuticals were offset by changes in the mix and reimbursement rates of commercial and government payors.

Compared with the fourth quarter of 2004, net operating revenues for the first quarter of 2005 decreased by $6 million. The decrease was due to the lower number of treatments resulting from fewer treatment days in the first quarter of 2005 compared to the fourth quarter of 2004. The fewer treatments resulted in lower revenue of approximately $9 million, which was partially offset by increases in non-dialysis revenue of approximately $3 million.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 67% of current period net operating revenues as compared to 68% for the first and fourth quarters of 2004. On a per-treatment basis, patient care costs remained approximately the same as compared with the first quarter of 2004 and decreased approximately $2 as compared with the fourth quarter of 2004. The decrease in the first quarter of 2005, as compared to the fourth quarter of 2004, was largely due to lower labor costs and supply costs, which can fluctuate from quarter to quarter.

General and administrative expenses. General and administrative expenses were 8.9% of current period net operating revenues for the first quarter of 2005, as compared to 8.6% and 8.0% for the fourth quarter and first quarter of 2004 respectively. In absolute dollars, general and administrative expenses for the first quarter of 2005 increased by approximately $12 million compared to the first quarter of 2004, and increased approximately $1 million from the fourth quarter of 2004. The increase in the first quarter of 2005 as compared to the first quarter of 2004 was primarily attributable to increases in organizational infrastructure for corporate initiatives and business expansion, professional fees for legal support and compliance initiatives, and the timing of certain charges and expenditures.

Depreciation and amortization. The increase in depreciation and amortization in the first quarter of 2005 as compared to both previous periods was primarily due to growth through acquisitions, new center developments and expansions.

Provision for uncollectible accounts receivable. The provisions for uncollectible accounts receivable were approximately 1.8% of current period net operating revenues for all periods presented.

Debt expense. Debt expense of $17.5 million in the first quarter of 2005 increased by approximately $1.8 million compared to the fourth quarter of 2004. Approximately $1 million of the increase in the first quarter of 2005 was associated with issuance of the new senior notes and the balance of the increase was due to higher average interest rates resulting from changes in the LIBOR interest rates offset by a reduction in the net cash outflows associated with our swap agreements. The overall average effective interest rate for the first quarter of 2005 was 5.0% compared to 4.5% for the fourth quarter of 2004, and 3.9% for the first quarter of 2004.

Minority interests and equity income, net. Minority interests net of equity income increased from approximately $2.7 million in the first quarter of 2004 to $4.0 million in the first quarter of 2005. This increase reflects an ongoing trend toward a higher percentage of our new and existing centers having minority partners, as well as growth in the earnings of our joint ventures.

Outlook

Outlook for 2005. We are currently targeting operating income to be between 2% and 6% higher than the 2004 level, exclusive of the effects of the Gambro Healthcare acquisition and related debt financing. At this time, we expect the Gambro Healthcare acquisition together with the related debt financing to be dilutive to earnings per share, or EPS, in the first year after the closing of the acquisition, neutral in the second year, and accretive thereafter. These projections and the underlying assumptions involve substantial known and unknown risks and uncertainties, and actual results may differ materially from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri, our ability to complete acquisitions of businesses, including the consummation of the Gambro Healthcare acquisition, the percentage of centers we expect we will be required to divest, terms of the related financing, and subsequent integration of the businesses. You should read “Risk Factors” in this Quarterly Report on Form 10-Q for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or other developments.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2005 amounted to $111 million, compared to $126 million during the first quarter of 2004. Non-operating cash outflows for the first quarter of 2005 included capital asset expenditures of $26 million, including $18 million for new center development, $2.5 million for acquisitions (net of divestitures) and approximately $29 million for deferred financing costs associated with the issuance of the senior notes. Non-operating cash outflows for the first quarter of 2004 included capital asset expenditures of $25 million, including $19 million for new center development, and approximately $17 million for acquisitions. During the first quarter of 2005 we acquired 1 dialysis center and opened 10 new dialysis centers. During the first quarter of 2004 we acquired 5 new dialysis centers and opened 5 new dialysis centers.

We continue to expect to spend approximately $100 million to $120 million for capital asset expenditures in 2005. This includes approximately $50 to $60 million for routine maintenance items and $50 to $60 million for new center developments.

Gambro Healthcare Acquisition. On December 6, 2004, we entered into an agreement to acquire Gambro Healthcare, Inc., or Gambro Healthcare, a subsidiary of Gambro AB, one of the largest dialysis service providers in the United States, for a purchase price of approximately $3.05 billion in cash. Gambro Healthcare currently operates approximately 560 outpatient dialysis centers and has annual revenues of approximately $2 billion. In conjunction with the acquisition, we are entering into a 10-year product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, to provide a significant majority of our dialysis equipment and supplies. The timing of the completion of the acquisition transaction is dependent on the government’s Hart-Scott-Rodino antitrust review process. On February 18, 2005, the Company received a second request from the Federal Trade Commission, or FTC, for additional information in connection with the acquisition. The request extends the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after the Company and Gambro Healthcare have substantially complied with the request, unless that period is voluntarily extended by the parties. We continue to be involved in active discussions with the FTC staff regarding our planned acquisition of Gambro Healthcare, Inc. Although no agreement with the FTC has yet been reached, based on our discussions to date we expect we will be required to divest approximately 5% of the combined number of Gambro Healthcare and DaVita centers, which represents the same percentage of the combined revenues. However, the final resolution with the FTC could be materially different.

We have secured commitments from certain financial institutions to provide new senior secured credit facilities in an aggregate amount of up to $3,150 million in order to finance the Gambro Healthcare acquisition and to pay related fees and other costs. The new credit facilities as outlined in the commitment letter are expected to consist of: 1) term loans aggregating up to $2,900 million, which will mature in 2011 and in 2012; and 2) a revolving line of credit of up to $250 million, which will mature in 2011. The new senior secured credit facilities will be guaranteed by substantially all of the Company’s wholly-owned subsidiaries and will be secured by all of the assets of the Company and the guarantors. The new senior secured credit facilities are anticipated to contain certain limits and restrictions on business activity and will require quarterly compliance with certain financial covenants similar to those currently in effect on the Company’s existing credit facility.

2005 capital structure changes. On March 22, 2005, we issued $500 million of 6 5/8% senior notes due 2013, and $850 million of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of approximately $29 million. The notes are guaranteed by substantially all of our wholly-owned subsidiaries and require semi-annual interest payments beginning on September 15, 2005. We may redeem some or all of the senior notes at any time on or after March 15, 2009, and some or all of the senior subordinated notes at any time on or after March 15, 2010. We used the net proceeds of $1,323 million along with available cash of $46 million to repay all outstanding amounts under the Term Loans of the our existing credit facilities, including accrued interest.

In conjunction with the repayment of the Term Loans, we wrote-off deferred financing costs of $6.9 million and reclassified into net income $8.1 million of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of three swap instruments that were no longer effective as cash flow hedges as a result of the repayment of the Term Loans. In April 2005, the swaps were redesignated as forward cash flow hedges and gains or losses from changes in the fair value of the effective hedge portions will be reported in other comprehensive income for payment periods beginning after July 1, 2005. Gains or losses from changes in the fair value of any ineffective portions of these swaps, including settlements of all payment periods beginning prior to July 1, 2005, will continue to be reported in net income.

As of March 31, 2005 the aggregate notional amount of these swaps was $345 million. These swaps pay fixed rates ranging from 3.08% to 3.64% and receive LIBOR. Two of the swap agreements expire in 2008 and one expires in 2009. Interest payments are due quarterly and we incurred net cash obligations of $0.7 million during the first quarter of 2005, which is included in debt expense. The fair value of these swaps at March 31, 2005 was an asset of $8.4 million.

As of March 31, 2005, we maintained two other forward interest rate swap agreements that will pay a fixed rate of 3.875% and receive LIBOR effective July 1, 2005. The total amortizing notional amount of these two swaps is $800 million, both of which expire in January 2010 and require quarterly interest payments beginning in October 2005. As of March 31, 2005, the aggregate notional amount of these swaps was $800 million and their fair value was an asset of $12.6 million, resulting in additional comprehensive income during the first quarter of $7.5 million, net of tax. On April 25, 2005, we entered into four additional forward interest rate swap agreements that will pay a fixed rate of 4.2675% and receive LIBOR effective July 1, 2005. The total amortizing notional amounts of these swaps is $450 million, all of which expire in July 2010 and require quarterly interest payments beginning October 2005.

As of April 30, 2005, the Company carried a total notional amount of swaps of $1,595 million.

As of March 31, 2005, we had undrawn revolving credit facilities totaling $116 million of which $23 million was committed for outstanding letters of credit.

Accounts receivable at March 31, 2005 amounted to $473 million, an increase of approximately $11 million from December 31, 2004. The accounts receivable balances represented 71 days of revenue, an increase of 1 day from December 31, 2004 due to certain billing delays and government reimbursement processing delays.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Significant New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, that amends FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of our equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This standard was originally to become effective for us at the beginning of the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission amended the compliance dates of the standard and the required implementation date for us is now the beginning of 2006. We are currently reassessing the expected impact of this standard on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of March 31, 2005, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2005	2006	2007	2008	2009	2010
	(dollars in millions)
Long Term Debt:
Fixed rate	$1	$5	$3	$1			$1,352	$1,362	7.01%	$1,362
Variable rate	$1	$1	$1	$1	$1	$1		$6	5.74%	$6

	Notional amount	Contract maturity date						Pay fixed	Receive variable	Fair value
		2005	2006	2007	2008	2009	2010
	(dollars in millions)
Swaps:
Pay-fixed swaps	$345	$15	$50	$70	$160	$50		3.32%	2.78%	$8.4
Pay-fixed forward swaps	$800		$140	$169	$134	$318	$39	3.88%	LIBOR	$12.6

As of March 31, 2005 we carried three swap agreements not effective as cash flow hedges that have an aggregate notional amount of $345 million. These swaps pay fixed rates ranging from 3.08% to 3.64% and receive LIBOR. Two of the swap agreements expire in 2008 and one expires in 2009. Interest payments are due quarterly and the Company incurred net cash obligations of $0.7 million during the first quarter of 2005, which is included in debt expense. As of March 31, 2005, the fair value of these swaps was an asset of $8.4 million. In April 2005, these swaps were redesignated as forward cash flow hedges with gains or losses from changes in the fair value to be reported in other comprehensive income for all payment periods beginning after July 1, 2005. Gains or losses from changes in the fair value of any ineffective portions of these swaps, including settlements of all payment periods beginning prior to July 1, 2005, will continue to be reported in net income.

As of March 31, 2005, we maintained two other forward interest rate swap agreements that will pay a fixed rate of 3.875% and receive LIBOR effective July 1, 2005. The total amortizing notional amount of these two swaps is $800 million, both of which expire in January 2010 and require quarterly interest payments beginning in October 2005. As of March 31, 2005, the aggregate notional amount of these swaps was $800 million and their fair value was an asset of $12.6 million, resulting in additional comprehensive income during the first quarter of $7.5 million, net of tax. On April 25, 2005, we entered into four additional forward interest rate swap agreements that will pay a fixed rate of 4.2675% and receive LIBOR effective July 1, 2005. The total amortizing notional amounts of these swaps is $450 million, all of which expire in July 2010 and require quarterly interest payments beginning October 2005.

As of April 30, 2005, the Company carried a total notional amount of swaps of $1,595 million.

As of March 31, 2005, the Company’s overall effective interest rate including the effects of the swap agreements was 7.16%.

Item 4.	Controls and Procedures.

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

There has not been any change in the Company’s internal control over financial reporting that were identified during the evaluation that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

RISK FACTORS

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks and uncertainties, including the risks discussed below. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Medicare composite reimbursement rate covers the cost of treatment, including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO, vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable reimbursement rates became effective on January 1, 2005. These changes substantially offset the 1.6% composite rate increase that also became effective January 1, 2005. In addition, effective April 1, 2005, the Centers for Medicare and Medicaid Services, or CMS, implemented a case-mix adjustment payment methodology which is designed to pay differential composite service rates based on a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursement rates. Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

CMS continues to study the ESRD reimbursement system through a number of demonstration projects which will take place over the next few years. The changes that went into effect on January 1, 2005 include changes in the way we are reimbursed for certain pharmaceuticals that were previously billed outside the composite rate. Pharmaceuticals are approximately 40% of our total Medicare revenues. If Medicare begins to include in its composite reimbursement rate pharmaceuticals, laboratory services or other ancillary services that it currently reimburses separately, or if there are further changes to or decreases in the reimbursement rate for these items without a corresponding increase in the composite rate, it would have a material adverse effect on our revenues, earnings and cash flows.

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

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. We have met with representatives of the government to discuss the scope of the subpoena and we have begun the process of producing responsive documents. We intend to cooperate with the governments’ investigation. The subpoena has been issued in connection with a joint civil and criminal investigation. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoena will require management attention and legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, Stark II physician self-referral prohibition and analogous state referral statutes, and federal and state laws regarding the collection, use and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. Medicare has increased the frequency and intensity of its certification surveys and inspections of dialysis centers have increased markedly in recent years. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund any amounts received from such administration by government or private payors, and be subject to any penalties under applicable laws or regulations. In addition, fiscal intermediaries are increasing their prepayment and post-payment reviews.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid reimbursement and to structure all of our relationships with referring physicians to comply with the anti-kickback laws and the Stark II physicians self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, none of our medical director agreements establishes compensation using the Stark II safe harbor method; rather, compensation under our medical director agreements is the result of individual negotiation and the Company believes exceeds amounts determined in that manner. If an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

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

The administration of dialysis and related services to patients may subject us to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes and professional and general liability claims. We currently maintain programs of general and professional liability insurance. However, a successful professional liability, malpractice or negligence claim in excess of our insurance coverage could harm our profitability and liquidity.

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

As of March 31, 2005 we owned a controlling interest in 53 joint ventures, representing approximately 23% of our dialysis revenue. Joint ventures with physicians or physician practice groups may also have the physician owners provide medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, includes a request for documents related to our joint ventures. If the joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

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

In order to obtain the cost savings and operating income that we believe the integration of Gambro Healthcare should provide, we will be required to make significant expenditures. We are in the process of planning for the integration and are uncertain as to the extent and amount of these expenditures. Further, given the amount of indebtedness that we will incur as part of the Gambro Healthcare acquisition, we may not be able to obtain additional financing required for any significant expenditures on favorable terms or at all. In addition, we may not achieve the cost savings we expect through the integration of the Gambro Healthcare operations regardless of our expenditures, which failure would materially and adversely affect our financial results. The costs associated with compliance with the corporate integrity agreement could be substantial and may be greater than we currently anticipate.

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

In connection with the Gambro Healthcare acquisition, we will enter into a ten-year alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we will be required to purchase from Gambro Renal Products specified percentages representing a significant majority of our requirements for hemodialysis products, supplies and equipment at fixed prices. This will limit our ability to realize future cost savings in regard to these products and equipment. For the three months ended March 31, 2005, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs. If Gambro Renal Products is unable to fulfill its obligations under the agreement, we may have difficulty finding alternative sources of supplies on favorable financial terms, further reducing our ability to achieve cost savings. In addition, as we replace existing equipment from other third party manufacturers with Gambro Renal Products’ equipment, we may incur additional expenses as we transition to this new equipment.

The consummation of the Gambro Healthcare acquisition is subject to a number of conditions; if these conditions are not satisfied or waived, we will not be able to consummate the acquisition.

The stock purchase agreement relating to the Gambro Healthcare acquisition contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition. These conditions include, among others, execution and delivery of the transition services agreement and the alliance product and supply agreement and receipt of regulatory approvals, including antitrust clearance. On February 18, 2005, we received a request from the Federal Trade Commission for additional information in connection with its review of our anti-trust filing. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after we and Gambro Healthcare have substantially complied with the request, unless that period is extended voluntarily by us and Gambro Healthcare or is terminated sooner by the FTC. We continue to be involved in active discussions with the FTC staff regarding our planned acquisition of Gambro Healthcare, Inc. Although no agreement with the FTC has yet been reached, based on our discussions to date we expect we will be required to divest approximately 5% of the combined number of Gambro Healthcare and DaVita centers, which represents the same percentage of the combined revenues. However, the final resolution with the FTC could be materially different. In addition, one or more states’ Attorneys General could attempt to impose conditions or otherwise interfere with the proposed acquisition. We will require financing in order to consummate the Gambro Healthcare acquisition. We have obtained acquisition financing commitments from a group of financial institutions, however such commitments are subject to customary conditions. We therefore cannot assure you that we will be able to obtain such financing on favorable terms or at all or that we will be able to consummate the Gambro Healthcare acquisition on the terms described herein or at all.

If we do not cause Gambro Healthcare to comply and Gambro Healthcare does not comply with its corporate integrity agreement, or Gambro Healthcare otherwise has failed or fails to comply with applicable government regulations to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

On December 1, 2004, Gambro Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, Gambro Healthcare, without admitting liability, made a one-time payment of approximately $310 million and entered into a corporate integrity agreement with HHS. The corporate integrity agreement applies to all of Gambro Healthcare’s centers and requires, among other things, that Gambro Healthcare implement additional training, engage an independent review organization to conduct an annual review of certain of its reimbursement claims, and submit to the OIG an annual report with respect to its compliance activities. In addition, its subsidiary, Gambro Supply Corp., entered a plea of guilty to a one count felony charge related to the conduct of its predecessor, REN Supply Corp., and paid a criminal fine of $25 million. Gambro Supply Corp. was excluded from participation in federal health care programs. However, no other Gambro AB affiliates were so excluded. Gambro Healthcare also agreed to voluntarily cooperate with the government in connection with its further investigation. Moreover, Gambro Healthcare has reached a preliminary understanding with the National Association of Medicaid Fraud Control Units to settle the related claims of the affected state Medicaid programs for a one-time payment of $15 million plus interest accruing at the rate of 5% per annum from December 1, 2004. Completion of the Medicaid settlement is subject to confirmation of certain claims data and negotiation and execution of settlement agreements with the relevant states. As a result of the settlement agreement, commercial payors and other third parties may initiate legal proceedings against Gambro Healthcare related to the billing practices and other matters covered by the settlement agreement. If we do not cause Gambro Healthcare to comply, and Gambro Healthcare does not comply, with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or suspension from participation in government reimbursement programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government could be substantial and may be greater than we currently anticipate.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases

There were no repurchases of our common stock during the three-month period ended March 31, 2005. The Company has approximately $249 million available from Board authorizations to repurchase shares of its common stock as of March 31, 2005.

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

Items 3, 4 and 5 are not applicable.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description

10.1	Amendment to Mr. Thiry’s Employment Agreement, dated March 30, 2005. ✓*

10.2	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan. ✓*

10.3	Amended and Restated DaVita Inc. Executive Incentive Plan. ✓*

10.4	Director Compensation Philosophy and Plan. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated April 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated April 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: April 29, 2005

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment to Mr. Thiry’s Employment Agreement, dated March 31, 2005. ✓*

10.2	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan. ✓*

10.3	Amended and Restated DaVita Inc. Executive Incentive Plan. ✓*

10.4	Director Compensation Philosophy and Plan. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated April 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated April 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.