Form 10-Q
period 2005-06-30
DAVITA INC
filed 2005-07-29
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

June 30, 2005

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

As of July 29, 2005 there were approximately 101.0 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and six months ended June 30, 2005 and June 30, 2004	1

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2005 and for the year ended December 31, 2004	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

Risk Factors		23

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

Signature		34

Note: Items 3 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net operating revenues	$649,047	$551,630	$1,259,005	$1,087,061
Operating expenses and charges:
Patient care costs	435,354	375,139	845,303	738,568
General and administrative	59,856	45,727	114,119	88,331
Depreciation and amortization	25,860	20,927	50,708	41,197
Provision for uncollectible accounts	11,537	9,867	22,423	19,444
Minority interests and equity income, net	6,125	3,503	10,141	6,221

Total operating expenses and charges	538,732	455,163	1,042,694	893,761

Operating income	110,315	96,467	216,311	193,300

Debt expense	(24,897)	(11,258)	(42,431)	(22,894)
Swap valuation (loss) gain	(2,131)		6,261
Refinancing charges			(6,872)
Other income	2,076	667	3,703	2,110

Income before income taxes	85,363	85,876	176,972	172,516
Income tax expense	32,420	33,475	67,695	67,250

Net income	$52,943	$52,401	$109,277	$105,266

Earnings per share:
Basic	$0.53	$0.53	$1.09	$1.06

Diluted	$0.51	$0.50	$1.06	$1.02

Weighted average shares
Basic	100,476,587	99,686,182	99,939,222	98,873,220

Diluted	103,845,030	104,010,356	103,512,444	103,416,270

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$312,761	$251,979
Accounts receivable, less allowance of $65,886 and $58,166	489,970	462,095
Inventories	35,480	31,843
Other current assets	45,017	44,210
Deferred income taxes	95,980	78,593

Total current assets	979,208	868,720
Property and equipment, net	440,601	412,064
Amortizable intangibles, net	83,431	60,719
Investments in third-party dialysis businesses	2,054	3,332
Other long-term assets	12,239	10,898
Goodwill	1,233,960	1,156,226

	$2,751,493	$2,511,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$101,381	$96,231
Other liabilities	198,415	157,214
Accrued compensation and benefits	152,347	133,919
Current portion of long-term debt	4,480	53,364
Income taxes payable	2,228	1,007

Total current liabilities	458,851	441,735
Long-term debt	1,361,387	1,322,468
Other long-term liabilities	22,807	22,570
Deferred income taxes	154,813	148,859
Minority interests	66,805	53,193
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued)	135	135
Additional paid-in capital	558,676	542,714
Retained earnings	720,564	611,287
Treasury stock, at cost (33,913,710 and 36,295,339 shares)	(591,214)	(632,732)
Accumulated comprehensive income (loss) valuations	(1,331)	1,730

Total shareholders’ equity	686,830	523,134

	$2,751,493	$2,511,959

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$109,277	$105,266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,708	41,197
Stock options, principally tax benefits	27,708	25,048
Deferred income taxes	(11,433)	4,828
Minority interests in income of consolidated subsidiaries	10,652	7,366
Swap valuation gains	(6,261)
Distributions to minority interests	(7,970)	(3,634)
Refinancing charges	6,872
Non-cash debt expense	1,505	951
Equity investment income	(511)	(1,145)
Gain on divestitures	(400)	(481)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(27,046)	(14,113)
Medicare lab recoveries		19,000
Inventories	(2,528)	4,942
Other current assets	(685)	3,043
Other long-term assets	(94)	2,004
Accounts payable	5,054	(63)
Accrued compensation and benefits	18,314	13,653
Other current liabilities	41,028	18,095
Income taxes	1,221	(6,215)
Other long-term liabilities	2,190	(2,990)

Net cash provided by operating activities	217,601	216,752

Cash flows from investing activities:
Additions of property and equipment, net	(65,905)	(55,139)
Acquisitions and divestitures, net	(83,990)	(31,752)
Investments in and advances to affiliates, net	4,028	3,988
Intangible assets	(780)	(580)

Net cash used in investing activities	(146,647)	(83,483)

Cash flows from financing activities:
Borrowings	1,742,232	1,549,894
Payments on long-term debt	(1,752,197)	(1,573,338)
Deferred financing costs	(29,979)
Stock option exercises	29,772	29,219

Net cash (used in) provided by financing activities	(10,172)	5,775

Net increase in cash and cash equivalents	60,782	139,044
Cash and cash equivalents at beginning of period	251,979	61,657

Cash and cash equivalents at end of period	$312,761	$200,701

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income (loss) valuations	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	134,806	$135	$539,575	$389,083	(38,052)	$(620,998)	$(924)	$306,871

Comprehensive income:
Net income				222,254				222,254
Unrealized gain on interest rate swaps, net of tax							2,654	2,654

Total comprehensive income								224,908

Shares issued to employees and others	56		959					959
Restricted stock unit shares issued			(936)		161	2,629		1,693
Stock options exercised			(39,497)		4,946	82,177		42,680
Stock options, principally tax benefits			42,770					42,770
Payment of stock split fractional shares and related costs			(157)	(50)				(207)
Treasury stock purchases					(3,350)	(96,540)		(96,540)

Balance at December 31, 2004	134,862	135	542,714	611,287	(36,295)	(632,732)	1,730	523,134

Comprehensive income:
Net income				109,277				109,277
Unrealized gain on interest rate swaps, net of tax							1,866	1,866
Less reclassification of net swap valuation gains into net income, net of tax							(4,927)	(4,927)

Total comprehensive income								106,216

Shares issued to employees and others			658		64	1,118		1,776
Restricted stock unit shares issued			(454)		26	454
Stock options exercised			(11,950)		2,291	39,946		27,996
Stock options, principally tax benefits			27,708					27,708

Balance at June 30, 2005	134,862	$135	$558,676	$720,564	(33,914)	$(591,214)	$(1,331)	$686,830

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

Pro forma - As if all stock options were expensed	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$52,943	$52,401	$109,277	$105,266
Add: Stock-based employee compensation expense included in reported net income, net of tax	633	342	1,154	439
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(3,264)	(2,566)	(6,197)	(4,416)

Pro forma net income	$50,312	$50,177	$104,234	$101,289

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$50,312	$50,177	$104,234	$101,289

Weighted average shares outstanding	100,428	99,652	99,890	98,839
Vested restricted stock units	49	34	49	34

Weighted average shares for basic earnings per share calculation	100,477	99,686	99,939	98,873

Basic net income per share—Pro forma	$0.50	$0.50	$1.04	$1.02

Basic net income per share—As reported	$0.53	$0.53	$1.09	$1.06

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Pro forma diluted earnings per share:
Pro forma net income for diluted earnings per share calculation	$50,312	$50,177	$104,234	$101,289

Weighted average shares outstanding	100,428	99,652	99,890	98,839
Vested restricted stock units	49	34	49	34
Assumed incremental shares from stock plans	3,256	4,089	3,445	4,422

Weighted average shares for diluted earnings per share calculation	103,733	103,775	103,384	103,295

Diluted net income per share—Pro forma	$0.49	$0.48	$1.01	$0.98

Diluted net income per share—As reported	$0.51	$0.50	$1.06	$1.02

2.	Earnings per share

Basic and diluted earnings per share are calculated as follows (shares in 000’s):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic:
Net income	$52,943	$52,401	$109,277	$105,266

Weighted average shares outstanding during the period	100,428	99,652	99,890	98,839
Vested restricted stock units	49	34	49	34

Weighted average shares for basic earnings per share calculations	100,477	99,686	99,939	98,873

Basic net income per share	$0.53	$0.53	$1.09	$1.06

Diluted:
Net income	$52,943	$52,401	$109,277	$105,266

Weighted average shares outstanding during the period	100,428	99,652	99,890	98,839
Vested restricted stock units	49	34	49	34
Assumed incremental shares from stock plans	3,368	4,324	3,573	4,543

Weighted average shares for diluted earnings per share calculations	103,845	104,010	103,512	103,416

Diluted net income per share	$0.51	$0.50	$1.06	$1.02

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Stock option shares not included in computation (shares in 000’s)	0	85	23	541
Exercise price range of shares not included in computation:
Low	$—	$31.03	$42.68	$29.79
High	$—	$33.35	$43.50	$33.35

3.	Long-term debt

Long-term debt was comprised of the following:

	June 30, 2005	December 31, 2004
Senior notes due 2013	$500,000
Senior subordinated notes due 2015	850,000
Term Loan A		$84,507
Term Loan B		1,024,668
Term Loan C		249,375
Capital lease obligations	7,874	8,863
Acquisition obligations and other notes payable	7,993	8,419

	1,365,867	1,375,832
Less current portion	(4,480)	(53,364)

	$1,361,387	$1,322,468

Scheduled maturities of long-term debt at June 30, 2005 were as follows:

2005	$2,269
2006	3,497
2007	4,294
2008	1,801
2009	1,377
2010	598
Thereafter	1,352,031

On March 22, 2005, the Company issued $500,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of $28,600. The notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments beginning on September 15, 2005. The Company may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010. The Company used the net proceeds of $1,323,000 along with available cash of $46,000 to repay all outstanding amounts under the term loan portions of the Company’s existing credit facilities, or Term Loans, including accrued interest.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

In conjunction with the repayment of the Term Loans, the Company wrote-off deferred financing costs of $6,872, and reclassified into net income $8,068 of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of three interest rate swap instruments that were no longer effective as cash flow hedges as a result of the repayment of the Term Loans. In April 2005, these swaps were redesignated as forward cash flow hedges with gains or losses from changes in the fair value to be reported in other comprehensive income for all payment periods beginning after July 1, 2005. Gains or losses from changes in the fair value of the ineffective portions of these swaps, including settlements of all payment periods beginning prior to July 1, 2005, will be reported in net income. During the second quarter of 2005, the Company recorded a net loss of $2,131 related to the ineffective portion of these swaps for all payment periods prior to July 1, 2005, and the changes in the fair value of the swap agreements until they were redesignated in April 2005.

As of June 30, 2005, the aggregate amortizing notional amount of these swaps was $345,000. These swaps pay fixed rates ranging from 3.08% to 3.64% and receive LIBOR. Two of the swap agreements expire in 2008 and one expires in 2009. Interest payments are due quarterly and the Company incurred net cash obligations of $239 and $901 during the second quarter and the first six months of 2005, which is included in debt expense. The fair value of these swaps at June 30, 2005 was an asset of $5,126, resulting in additional other comprehensive income for the change in fair value during the first six months of 2005, of $2,751, net of tax.

As of June 30, 2005, the Company maintained six other forward interest rate swap agreements. Two of these swap agreements will pay a fixed rate of 3.875% and receive LIBOR and the other four swap agreements will pay a fixed rate of 4.2675% and also receive LIBOR. These six swaps are effective July 1, 2005. The total amortizing notional amount of these swaps is $1,250,000, all of these swaps expire in 2010 and require quarterly interest payments beginning in October 2005. As of June 30, 2005, the aggregate notional amount of these swaps was $1,250,000 and their fair value was a net liability of $1,043, resulting in a charge to other comprehensive income for the change in fair value during the first six months of 2005, of $885, net of tax.

Total comprehensive income for the three months and six months ended June 30, 2005 was $43,902 and $106,216 respectively, resulting from other comprehensive income valuation gains (losses) during these periods of $(9,041) and $(3,061), respectively, net of tax.

Total comprehensive income for the three months and six months ended June 30, 2004 was $58,081 and $108,377 respectively, resulting from other comprehensive income valuation gains (losses) during these periods of $5,680 and $3,111, respectively, net of tax.

The Company had a total notional amount of swaps of $1,595,000 as of June 30, 2005, and anticipates that approximately 55% of its variable rate debt and approximately 70% of its total debt will be economically fixed upon closing of the Gambro Healthcare, Inc. (Gambro Healthcare) acquisition and the new senior secured credit facility. See Note 7 regarding the pending acquisition of Gambro Healthcare and commitments from certain financial institutions to provide new senior secured credit facilities in an aggregate amount of up to $3,150,000 in order to finance this acquisition and pay related fees and other costs.

As of June 30, 2005, the Company had undrawn revolving credit facilities totaling $115,000 of which $22,959 was committed for outstanding letters of credit.

At June 30, 2005, the Company’s overall average effective interest rate was 7.06%.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

4.	Significant new accounting standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which amends FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This standard was originally to become effective for the Company at the beginning of the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission amended the compliance dates of the standard and the required implementation of this standard for the Company is now the beginning of 2006. The Company is assessing the expected impact of this standard on its financial statements.

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

The Company has obligations to purchase the interests of its partners in several joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the partners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of June 30, 2005, the Company’s potential obligations under these put options totaled approximately $112,000, of which approximately $58,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $15,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated partnerships. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of June 30, 2005, such distributions would be valued below the related minority interests balances in the consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

7.	Acquisitions

Acquisition of Gambro Healthcare, Inc.

On December 6, 2004, the Company entered into a stock purchase agreement to acquire the common stock of Gambro Healthcare, one of the largest dialysis service providers in the United States for a purchase price of approximately $3,050,000 in cash. Gambro Healthcare has annual revenues of approximately $2,000,000 and as of June 30, 2005, operated 566 outpatient dialysis centers. The purchase price reflects (i) a cash purchase price of approximately $1,700,000, which we refer to as the cash purchase price, and (ii) the assumption of Gambro Healthcare indebtedness, which indebtedness was approximately $1,300,000 on December 31, 2004 (nearly all of which is intercompany debt). The Company will be required to repay the Gambro Healthcare intercompany debt, including accrued interest, simultaneously with the closing of the Gambro Healthcare acquisition. Under the stock purchase agreement, the cash purchase price increases from December 6, 2004 to the acquisition closing date by 4% per annum for the first 90 days after signing and 8% per annum thereafter. The amount of Gambro Healthcare intercompany debt will increase by the amount of any additional cash contributed by Gambro, Inc. to Gambro Healthcare after December 6, 2004 and will be reduced by operating cash flow applied to the intercompany debt after December 6, 2004. Gambro, Inc. may contribute cash to Gambro Healthcare as required to cover cash operating and other expenses, including the payment of $15,000, plus interest, which amount was paid to settle claims of certain state Medicaid programs. The intercompany debt bears interest at a rate of 1% above the twelve-month LIBOR. The Company anticipates that Gambro Healthcare’s cash flow during that period and its other cash-on-hand, which the Company will be acquiring in the acquisition, will substantially offset any increase in the cash purchase price and the amount of intercompany debt that must be repaid at the closing and interest thereon. In addition, the Company will be required to pay additional amounts to Gambro, Inc. to the extent that the Company makes certain tax elections with respect to the acquisition. The Company will also enter into a ten-year product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, to provide a significant majority of our dialysis equipment and supplies. The stock purchase agreement contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition. These conditions include, among others, receipt of regulatory approvals, including antitrust clearance.

On February 18, 2005, the Company received a second request from the Federal Trade Commission (FTC) for additional information in connection with the pending acquisition of Gambro Healthcare. This request extended the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after the Company and Gambro Healthcare have substantially complied with the request, unless that period is voluntarily extended by the parties. The Company has reached a preliminary agreement with the FTC staff to divest approximately 70 DaVita and Gambro Healthcare centers, which represents approximately 6% of the combined number of centers and revenues. The Company is nearing completion with the FTC on the contents of a consent order. On July 28, 2005, the Company and Gambro Healthcare entered into a definitive agreement with RenalAmerica, Inc. to sell 70 centers to RenalAmerica. The purchase price for the centers is approximately $320,000, subject to post-closing adjustments, payable by RenalAmerica in cash at closing. The Company will use a portion of the purchase price to pay anticipated income taxes of approximately $90,000 related to this transaction. As part of this transaction, RenalAmerica will assume specified liabilities related to the centers and all other liabilities will be retained by the Company. Completion of the sale of the centers to RenalAmerica is subject to certain closing conditions, including consummation of the Company’s acquisition of Gambro Healthcare. The Company expects to complete the sale of the centers to RenalAmerica and the acquisition of Gambro Healthcare contemporaneously, which the Company expects will be during the next thirty to sixty days. The Company cannot assure you that the divestitures will be completed on these terms or at all.

The Company has secured commitments from certain financial institutions to provide new senior secured credit facilities in an aggregate amount of up to $3,150,000 in order to finance the Gambro Healthcare

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

acquisition and to pay related fees and other costs. The new credit facilities are expected to consist of: 1) term loans aggregating up to $2,900,000, which will mature in 2011 and in 2012, and 2) a revolving line of credit of up to $250,000, which will mature in 2011. The Company expects that the new senior secured credit facilities will initially bear interest at LIBOR plus margins ranging from 2.00% to 2.25%. The new senior secured credit facilities will be guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and will be secured by substantially all of the assets of the Company and the guarantors. The new senior secured credit facilities are anticipated to contain certain limits and restrictions on business activity and will require quarterly compliance with certain financial covenants similar to those currently in effect on the Company’s existing credit facility. The Company expects that the new senior secured credit facilities will close simultaneously with the Gambro Healthcare acquisition.

Other Acquisitions

In the first six months of 2005, the Company acquired dialysis businesses consisting of 31 centers, for a total of approximately $80,735 in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective date of the acquisitions.

The initial purchase price allocations are recorded at fair values based upon the best information available for the acquired business and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received.

The total purchase cost allocations were as follows:

Six months ended June 30, 2005
Tangible assets	$8,154
Amortizable intangible assets	6,935
Goodwill	70,067
Liabilities assumed	(383)
Minority interests assumed	(4,038)

Total purchase costs	$80,735

The amortizable intangible assets are amortized using the straight-line method over a weighted-average amortization period of nine years. The goodwill associated with these acquisitions is expected to be deductible for tax purposes over a period of 15 years. In addition, the Company has incurred approximately $10,000 in acquisitions costs related to the Gambro Healthcare acquisition through June 30, 2005.

8.	Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The senior notes and the senior subordinated notes were issued through a private placement offering memorandum on March 22, 2005 by the Company and are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and third parties are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended June 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$42,610	$545,786	$101,458	$(40,807)	$649,047
Operating expenses	24,757	466,050	82,607	(40,807)	532,607
Minority interests				6,125	6,125

Operating income	17,853	79,736	18,851	(6,125)	110,315
Debt expense, refinancing charges and swap losses, gains, net	(2,329)	(24,071)	(628)		(27,028)
Other income	2,076				2,076
Income taxes	6,364	25,860	196		32,420
Equity earnings in subsidiaries	41,707	11,902		(53,609)

Net income	$52,943	$41,707	$18,027	$(59,734)	$52,943

For the three months ended June 30, 2004
Net operating revenues	$36,383	$476,508	$73,437	$(34,698)	$551,630
Operating expenses	22,422	407,897	56,039	(34,698)	451,660
Minority interests				3,503	3,503

Operating income	13,961	68,611	17,398	(3,503)	96,467
Debt expense	2,091	(12,854)	(495)		(11,258)
Other income	667				667
Income taxes	6,220	27,164	91		33,475
Equity earnings in subsidiaries	41,902	13,309		(55,211)

Net income	$52,401	$41,902	$16,812	$(58,714)	$52,401

For the six months ended June 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$83,673	$1,062,693	$192,506	$(79,867)	$1,259,005
Operating expenses	47,639	906,981	157,800	(79,867)	1,032,553
Minority interests				10,141	10,141

Operating income	36,034	155,712	34,706	(10,141)	216,311
Debt expense, refinancing charges and swap losses gains, net	1,953	(43,787)	(1,208)		(43,042)
Other income	3,703				3,703
Income taxes	15,759	51,570	366		67,695
Equity earnings in subsidiaries	83,346	22,991		(106,337)

Net income	$109,277	$83,346	$33,132	$(116,478)	$109,277

For the six months ended June 30, 2004
Net operating revenues	$72,383	$941,630	$142,049	$(69,001)	$1,087,061
Operating expenses	40,792	805,652	110,097	(69,001)	887,540
Minority interests				6,221	6,221

Operating income	31,591	135,978	31,952	(6,221)	193,300
Debt expense	3,344	(25,169)	(1,069)		(22,894)
Other income	2,110				2,110
Income taxes	13,781	53,055	414		67,250
Equity earnings in subsidiaries	82,002	24,248		(106,250)

Net income	$105,266	$82,002	$30,469	$(112,471)	$105,266

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$312,761				$312,761
Accounts receivable, net		$415,915	$74,055		489,970
Other current assets	2,699	166,034	7,744		176,477

Total current assets	315,460	581,949	81,799		979,208
Property and equipment, net	27,864	330,122	82,615		440,601
Amortizable intangible, net	30,318	49,278	3,835		83,431
Investments in subsidiaries	1,124,021	262,860		$(1,386,881)
Receivables from subsidiaries	800,966			(800,966)
Other long-term assets and investments	4,195	10,068	30		14,293
Goodwill		1,043,091	190,869		1,233,960

Total assets	$2,302,824	$2,277,368	$359,148	$(2,187,847)	$2,751,493

Current liabilities	$107,196	$341,465	$10,190		$458,851
Payables to parent		789,623	11,343	$(800,966)
Long-term debt and other long-term liabilities	1,508,798	22,259	7,950		1,539,007
Minority interests				66,805	66,805
Shareholders’ equity	686,830	1,124,021	329,665	(1,453,686)	686,830

Total liabilities and shareholders’ equity	$2,302,824	$2,277,368	$359,148	$(2,187,847)	$2,751,493

As of December 31, 2004
Cash and cash equivalents	$251,979				$251,979
Accounts receivable, net		$403,283	$58,812		462,095
Other current assets	2,465	146,387	5,794		154,646

Total current assets	254,444	549,670	64,606		868,720
Property and equipment, net	29,928	312,521	69,615		412,064
Amortizable intangible assets, net	8,850	47,766	4,103		60,719
Investments in subsidiaries	995,535	226,950		$(1,222,485)
Receivables from subsidiaries	808,572			(808,572)
Other long-term assets and investments	3,500	10,701	29		14,230
Goodwill		982,591	173,635		1,156,226

Total assets	$2,100,829	$2,130,199	$311,988	$(2,031,057)	$2,511,959

Current liabilities	$101,723	$333,412	$6,600		$441,735
Payables to parent		793,399	15,173	$(808,572)
Long-term debt and other long-term liabilities	1,475,972	7,853	10,072		1,493,897
Minority interests				53,193	53,193
Shareholders’ equity	523,134	995,535	280,143	(1,275,678)	523,134

Total liabilities and shareholders’ equity	$2,100,829	$2,130,199	$311,988	$(2,031,057)	$2,511,959

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$109,277	$83,346	$33,132	$(116,478)	$109,277
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(38,065)	88,303	(58,392)	116,478	108,324

Net cash provided by (used in) operating activities	71,212	171,649	(25,260)	—	217,601

Cash flows from investing activities
Purchases of property and equipment, net	(1,607)	(44,293)	(20,005)		(65,905)
Acquisitions and divestitures, net		(83,990)			(83,990)
Other items		(39,888)	43,136		3,248

Net cash (used in) provided by investing activities	(1,607)	(168,171)	23,131		(146,647)

Cash flows from financing activities
Long-term debt	(8,616)	(3,478)	2,129		(9,965)
Other items	(207)				(207)

Net cash (used in) provided by financing activities	(8,823)	(3,478)	2,129		(10,172)

Net increase in cash and cash equivalents	60,782	—	—	—	60,782
Cash and cash equivalents at beginning of period	251,979				251,979

Cash and cash equivalents at end of period	$312,761	$—	$—	$—	$312,761

For the six months ended June 30, 2004
Cash flows from operating activities
Net income	$105,266	$82,002	$30,469	$(112,471)	$105,266
Changes in operating and intercompany assets and liabilities and non cash items included in net income	28,875	(797)	(29,063)	112,471	111,486

Net cash provided by operating activities	134,141	81,205	1,406	—	216,752

Cash flows from investing activities
Purchases of property and equipment, net	(1,752)	(44,371)	(9,016)		(55,139)
Acquisitions and divestitures, net		(31,752)			(31,752)
Other items		(4,238)	7,646		3,408

Net cash used in investing activities	(1,752)	(80,361)	(1,370)		(83,483)

Cash flows from financing activities
Long-term debt	(22,564)	(844)	(36)		(23,444)
Other items	29,219				29,219

Net cash provided by (used in) financing activities	6,655	(844)	(36)		5,775

Net increase in cash and cash equivalents	139,044	—	—	—	139,044
Cash and cash equivalents at beginning of period	61,657				61,657

Cash and cash equivalents at end of period	$200,701	$—	$—	$—	$200,701

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, capital expenditures and the anticipated impact of the Gambro Healthcare acquisition and our level of indebtedness on our financial performance, including EPS. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from preferred provider organizations (PPO) and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri, our ability to complete acquisitions of businesses, including the consummation of the Gambro Healthcare acquisition, the number of centers we expect we will be required to divest and the terms of such divestitures, the terms of the related financing, and subsequent integration of the business and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

For the quarter ended June 30, 2005, we experienced no significant changes in our business fundamentals or major risk factors. Our operating results for the second quarter of 2005 compared with the prior sequential quarter and the same quarter of last year were as follows:

	Quarter ended
	June 30, 2005		March 31, 2005		June 30, 2004
	(dollar amounts rounded to nearest million, except per treatment data)
Current period net operating revenues	$646	100%	$610	100%	$552	100%
Prior year’s Medicare lab recoveries	3

Total net operating revenues	649		610		552

Operating expenses and charges:
Patient care costs	435	67%	410	67%	375	68%
General and administrative	60	9%	54	9%	46	8%
Depreciation and amortization	26	4%	25	4%	21	4%
Provision for uncollectible accounts	12	2%	11	2%	10	2%
Minority interest and equity income, net	6	1%	4	1%	4	1%

Total operating expenses and charges	539	83%	504	83%	455	83%

Operating income, including prior years’ Medicare lab recoveries	$110		$106		$96

Dialysis treatments	1,964,098		1,868,787		1,704,882
Average dialysis treatments per treatment day	25,181		24,270		21,857
Average dialysis revenue per dialysis treatment	$313		$311		$312

Net Operating Revenues

Current period net operating revenues. Current period net operating revenues for the second quarter of 2005 increased $94 million, or approximately 17%, compared with the second quarter of 2004. An increase in the number of dialysis treatments accounted for approximately 15% of the total 17% increase in revenue, and the balance was due to additional lab, management fees and ancillary revenue. The increase in the number of dialysis treatments was attributable to non-acquired annual treatment growth of approximately 5.5% and growth through acquisitions of 9.5%. The average dialysis revenue per treatment (excluding lab, management fees and ancillary revenue) was approximately $313 for the second quarter of 2005 as compared to $312 for the second quarter of 2004.

Compared with the first quarter of 2005, current period net operating revenues for the second quarter of 2005 increased by $36 million or approximately 6%. An increase in the number of dialysis treatments accounted for 5% of the total 6% increase in revenue, with the balance due principally to additional ancillary revenues. The increase in the number of dialysis treatments was attributable to growth and an additional treatment day during the second quarter of 2005. The $2 increase in revenue per treatment was due to increases in the intensity of physician prescribed pharmaceuticals.

Florida laboratory. During the second quarter of 2005, we received a total of $2.6 million in prior years’ Medicare lab recoveries that were previously in dispute related to lab services in 2001 and 2002. As of June 30, 2005, less than $2 million of Medicare lab billings remain unresolved. During the last three years we have received a total of approximately $94 million in prior disputed Medicare lab recoveries, representing approximately 98% of all prior lab recoveries previously in dispute.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 67% of current net operating revenues as compared to 67% for the first quarter of 2005 and 68% for the second quarter of 2004. On a per-treatment basis, patient care costs increased approximately $2 compared with the second quarter of 2004 and with the first quarter of 2005. The increase in the second quarter of 2005, as compared to the second quarter of 2004, was primarily due to higher labor costs offset by reductions in intensity of physicians prescribed pharmaceuticals. The increase in the second quarter of 2005 as compared to the first quarter of 2005 was primarily due to an increase in the intensity of physician prescribed pharmaceuticals.

General and administrative expenses. General and administrative expenses were 9.3% of current net operating revenues for the second quarter of 2005, as compared to 8.9% and 8.3% for the first quarter of 2005 and second quarter of 2004 respectively. In absolute dollars, general and administrative expenses for the second quarter of 2005 increased by approximately $14 million compared to the second quarter of 2004, and increased approximately $6 million from the first quarter of 2005. The increase in the second quarter of 2005 as compared to both prior periods was primarily attributable to increases in labor costs, organizational infrastructure for corporate initiatives and business expansion, professional fees for legal support and compliance initiatives, and the timing of certain charges and expenditures.

Depreciation and amortization. The increase in depreciation and amortization in the second quarter of 2005 as compared to both previous periods was primarily due to growth through acquisitions, new center developments and expansions.

Provision for uncollectible accounts receivable. The provisions for uncollectible accounts receivable were approximately 1.8% of current period net operating revenues for all periods presented.

Debt expense. Debt expense of $24.9 million in the second quarter of 2005 increased by approximately $7.4 million compared to the first quarter of 2005. The increase was associated with the issuance of the new senior notes, on March 22, 2005, which carry a higher average fixed interest rate of 7.02% compared to the average interest rate of 4.69% for the term loan portions of our credit facility, or Term Loans. The Term Loans were outstanding for most of the first quarter of 2005 and were repaid with the proceeds of the new senior notes. The overall average effective interest rate for the second quarter of 2005 was 7.1% compared to 5.0% for the first quarter of 2005, and 3.8% for the second quarter of 2004.

Minority interests and equity income, net. Minority interests net of equity income increased from approximately $3.5 million in the second quarter of 2004 to $6.1 million in the second quarter of 2005. This increase reflects an ongoing trend toward a higher percentage of our new and existing centers having minority partners, as well as continued growth in the profitability of our joint ventures.

Outlook

Outlook for 2005. We are currently projecting operating income to be between 4% and 6% higher than the 2004 level, exclusive of the effects of the Gambro Healthcare acquisition. At this time, we expect the Gambro Healthcare acquisition together with the related debt financings to be dilutive to earnings per share, or EPS, in the first year after the closing of the acquisition, neutral in the second year, and accretive thereafter. On a stand alone basis without regard to the acquisition, we would expect our 2006 operating income to be up 0% to 3% over the 2005 level. We currently expect that in the first year after the closing of the acquisition, our integration costs net of any synergies will be in the range of $50 million. These projections and the underlying assumptions involve substantial known and unknown risks and uncertainties, and actual results may differ materially from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri, our ability to complete acquisitions of businesses, including the consummation of the Gambro Healthcare acquisition, the number of centers we expect we will be required to divest and terms of such divestitures, the terms of the related financing, and subsequent integration of the businesses. You should read “Risk Factors” in this Quarterly Report on Form 10-Q for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or other developments.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2005 amounted to $106 million, compared to $91 million during the second quarter of 2004. Non-operating cash outflows for the second quarter of 2005 included capital asset expenditures of $41 million, including $22 million for new center developments and $81.5 million for acquisitions, net of divestitures. Non-operating cash outflows for the second quarter of 2004 included capital asset expenditures of $30 million, including $16 million for new center development, and approximately $15 million for acquisitions, net of divestitures. During the second quarter of 2005 we acquired 30 dialysis centers and opened 15 new dialysis centers. During the second quarter of 2004 we acquired 7 new dialysis centers and opened 13 new dialysis centers.

Cash flow from operations during the first six months of 2005 amounted to $218 million, compared to $217 million during the first six months of 2004. Non-operating cash outflows for the first six months of 2005 included capital asset expenditures of $66 million, including $40 million for new center development, $84 million for acquisitions, net of divestitures and approximately $29 million for deferred financing costs associated with the issuance of the new senior notes. Non-operating cash outflows for the first six months of 2004 included capital asset expenditures of $55 million, including $35 million for new center developments and $32 million for acquisitions, net of divestitures. During the first six months of 2005, we acquired a total of 31 dialysis centers and opened 25 new dialysis centers. During the first six months of 2004, we acquired a total of 12 dialysis centers and opened 18 new dialysis centers.

We continue to expect to spend approximately $100 million to $120 million for capital asset expenditures in 2005. This includes approximately $50 to $60 million for routine maintenance items and $50 to $60 million for new center developments.

Gambro Healthcare Acquisition. On December 6, 2004, we entered into an agreement to acquire Gambro Healthcare, Inc., or Gambro Healthcare, a subsidiary of Gambro AB, one of the largest dialysis service providers in the United States, for a purchase price of approximately $3.05 billion in cash, subject to final calculation at closing for the effect of interest, tax elections and other factors (see Note 7 to the Condensed Consolidated Financial Statements). Gambro Healthcare has annual revenues of approximately $2 billion and as of June 30, 2005, operated 566 outpatient dialysis centers. In conjunction with the acquisition, we are entering into a 10-year product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, to provide a significant majority of our dialysis equipment and supplies. The timing of the completion of the acquisition transaction is dependent on the government’s Hart-Scott-Rodino antitrust review process. On February 18, 2005, the Company received a second request from the Federal Trade Commission, or FTC, for additional information in connection with the acquisition. The request extended the waiting period imposed by the Hart-Scott-Rodino Act until thirty days after the Company and Gambro Healthcare have substantially complied with the request, unless that period is voluntarily extended by the parties. We have reached a preliminary agreement with the FTC staff to divest approximately 70 DaVita and Gambro Healthcare centers, which represents approximately 6% of the combined number of centers and revenues. We are nearing completion with the FTC on the contents of a consent order. On July 28, 2005, we and Gambro Healthcare entered into a definitive agreement with RenalAmerica, Inc. to sell 70 centers to RenalAmerica. The purchase price for the centers is approximately $320 million, subject to post-closing adjustments, payable by RenalAmerica in cash at closing. We will use a portion of the purchase price to pay anticipated income taxes of approximately $90 million related to this transaction. As part of this transaction, RenalAmerica will assume specified liabilities related to the centers and all other liabilities will be retained by us. Completion of the sale of the centers to RenalAmerica is subject to certain closing conditions, including consummation of our acquisition of Gambro Healthcare. We expect to complete the sale of the centers to RenalAmerica and the acquisition of Gambro Healthcare contemporaneously, which we expect will be during the next thirty to sixty days. We cannot assure you that the divestitures will be completed on these terms or at all.

We have secured commitments from certain financial institutions to provide new senior secured credit facilities in an aggregate amount of up to $3,150 million in order to finance the Gambro Healthcare acquisition and to pay related fees and other costs. The new credit facilities are expected to consist of: 1) term loans aggregating up to $2,900 million, which will mature in 2011 and in 2012; and 2) a revolving line of credit of up to $250 million, which will mature in 2011. We expect that the new senior secured credit facilities will initially bear interest at LIBOR plus margins ranging from 2.00% to 2.25%. The new senior secured credit facilities will be guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and will be secured by substantially all of our assets and the assets of the guarantors. The new senior secured credit facilities are anticipated to contain certain limits and restrictions on business activity and require quarterly compliance with certain financial covenants similar to those currently in effect on our existing credit facility. We expect that the new senior secured credit facilities will close simultaneously with the Gambro Healthcare acquisition.

2005 capital structure changes. On March 22, 2005, we issued $500 million of 6 5/8% senior notes due 2013, and $850 million of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of approximately $29 million. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments beginning on September 15, 2005. We may redeem some or all of the senior notes at any time on or after March 15, 2009, and some or all of the senior subordinated notes at any time on or after March 15, 2010. We used the net proceeds of $1,323 million along with available cash of $46 million to repay all outstanding Term Loans, including accrued interest.

In conjunction with the repayment of the Term Loans, we wrote-off deferred financing costs of $6.9 million and reclassified into net income $8.1 million of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of three interest rate swap instruments that were no longer effective as cash flow hedges as a result of the repayment of the Term Loans. In

April 2005, these swaps were redesignated as forward cash flow hedges and gains or losses from changes in the fair value of the effective hedge portions will be reported in other comprehensive income for payment periods beginning after July 1, 2005. Gains or losses from changes in the fair value of any ineffective portions of these swaps, including settlements of all payment periods beginning prior to July 1, 2005, will be reported in net income. During the second quarter of 2005, we recorded a net loss of $2.1 million related to the ineffective portion of the swaps for all payment periods prior to July 1, 2005 and the changes in the fair value of the swap agreements until they were redesignated in April 2005.

As of June 30, 2005, the aggregate amortizing notional amount of these swaps was $345 million. These swaps pay fixed rates ranging from 3.08% to 3.64% and receive LIBOR. Two of the swap agreements expire in 2008 and one expires in 2009. Interest payments are due quarterly and we incurred net cash obligations of $0.2 million and $0.9 million for the second quarter and first six months of 2005, which is included in debt expense. The fair value of these swaps at June 30, 2005 was an asset of $5.1 million, resulting in additional other comprehensive income for the change in fair value during the first six months of 2005, of $2.8 million, net of tax.

As of June 30, 2005, we maintained six other forward interest rate swap agreements. Two of these swap agreements will pay a fixed rate of 3.875% and receive LIBOR and the other four swap agreements will pay a fixed rate of 4.2675% and also receive LIBOR. These six swaps are effective July 1, 2005. The total amortizing notional amount of these swaps is $1,250 million, all of these swaps expire in 2010 and require quarterly interest payments beginning in October 2005. As of June 30, 2005, the aggregate notional amount of these swaps was $1,250 million and their fair value was a net liability of $1.0 million, resulting in a charge to other comprehensive income for the change in fair value during the first six months of 2005, of $0.9 million, net of tax.

We had a total notional amount of swaps of $1,595 million as of June 30, 2005, and anticipate that approximately 55% of our variable rate debt and approximately 70% of our total debt will be economically fixed upon the closing of the Gambro Healthcare acquisition and the new senior secured credit facility.

As of June 30, 2005, we had undrawn revolving credit facilities totaling $115 million of which $23 million was committed for outstanding letters of credit.

At June 30, 2005, our overall average effective interest rate was 7.06%.

Accounts receivable at June 30, 2005 amounted to $490 million, an increase of approximately $17 million from March 31, 2005. The accounts receivable balances represented 70 days of revenue, a decrease of 1 day from March 31, 2005.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Significant New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, that amends FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of its equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This standard was originally to become effective for us at the beginning of the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission amended the compliance dates of the standard and the required implementation date for us is now the beginning of 2006. We are assessing the expected impact of this standard on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of June 30, 2005, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2005	2006	2007	2008	2009	2010
	(dollars in millions)
Long Term Debt:
Fixed rate	$1	$3	$3	$1	$1		$1,352	$1,361	7.02%	$1,401
Variable rate	$1	$1	$1	$1		$1		$5	6.00%	$5

	Notional amount	Contract maturity date						Pay fixed	Receive variable	Fair value
		2005	2006	2007	2008	2009	2010
	(dollars in millions)
Swaps:
Pay-fixed swaps	$345	$15	$50	$70	$160	$50		3.32%	3.23%	$5.1
Pay-fixed forward swaps	$800		$140	$169	$134	$318	$39	3.88%	LIBOR	$2.4
Pay-fixed forward swaps	$450		$50	$133	$84	$33	$150	4.27%	LIBOR	$(3.4)

As of June 30, 2005 we had three interest rate swap agreements that have aggregate amortizing notional amounts totaling $345 million. These swaps pay fixed rates ranging from 3.08% to 3.64% and receive LIBOR. Two of these swap agreements expire in 2008 and one expires in 2009. Interest payments are due quarterly and we incurred net cash obligations of $0.2 million and $0.9 million for the second quarter and first six months of 2005, which is included in debt expense. As of June 30, 2005, the fair value of these swaps was an asset of $5.1 million, resulting in additional other comprehensive income for the change in fair value during the first six months of 2005, of $2.8 million, net of tax. In April 2005, these swaps were redesignated as forward cash flow hedges with gains or losses from changes in the fair value to be reported in other comprehensive income for all payment periods beginning after July 1, 2005. Gains or losses from changes in the fair value of any ineffective portions of these swaps, including settlements of all payment periods beginning prior to July 1, 2005, will be reported in net income. During the second quarter of 2005, we recorded a net loss of $2.1 million related to the ineffective portion of these swaps for all payment periods prior to July 1, 2005 and the changes in the fair value of the swap agreements until they were redesignated in April 2005.

As of June 30, 2005, we maintained six other forward interest rate swap agreements. Two of these swap agreements will pay a fixed rate of 3.875% and receive LIBOR and the other four swap agreements will pay a fixed rate of 4.2675% and also receive LIBOR. These six swaps are effective July 1, 2005. The total amortizing notional amount of these swaps is $1,250 million, all of these swaps expire in 2010 and require quarterly interest payments beginning in October 2005. As of June 30, 2005, the aggregate notional amount of these swaps was $1,250 million and their fair value was a net liability of $1.0 million, resulting in a charge to other comprehensive income during the first six months of 2005, of $0.9 million, net of tax.

We had a total notional amount of swaps of $1,595 million as of June 30, 2005, and anticipate that approximately 55% of our variable rate debt and approximately 70% of our total debt will be economically fixed upon closing of the Gambro Healthcare acquisition and the new senior secured credit facility.

At June 30, 2005, our overall average effective interest rate was 7.06%.

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

If the average rates that commercial payors pay us decline, then our revenues, earnings and cash flows would be substantially reduced.

Approximately 40% of our dialysis revenues are generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that reimburse us on terms and at rates materially higher than Medicare rates. Based on our recent experience in negotiating with commercial payors, we believe that pressure from commercial payors to decrease the rates they pay us may increase as a result of general conditions in the market, recent and future consolidations among commercial payors, our acquisition of Gambro Healthcare or otherwise. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare end stage renal disease, or ESRD, program reimburses us for dialysis and ancillary services at fixed rates. Unlike most other Medicare programs, the Medicare ESRD program does not provide for periodic inflation increases in reimbursement rates. Increases of 1.2% in 2000 and 2.4% in 2001 were the first increases in the composite reimbursement rate since 1991, and were significantly less than the cumulative rate of inflation over the same period. For 2002 through 2004, there was no increase in the composite reimbursement rate. Effective January 1, 2005, there was an increase of only 1.6%. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in reimbursement rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

Changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

The Medicare composite reimbursement rate covers the cost of treatment, including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including erythropoietin (EPO), a pharmaceutical used to treat anemia, a common complication associated with ESRD, vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable reimbursement rates became effective on January 1, 2005. These changes substantially offset the 1.6% composite rate increase that also became effective January 1, 2005. In addition, effective April 1, 2005, the Centers for Medicare and Medicaid Services, or CMS, implemented a case-mix adjustment payment methodology which is designed to pay differential composite service rates based on a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursement rates. Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

CMS continues to study the ESRD reimbursement system through a number of demonstration projects which will take place over the next few years. The changes that went into effect on January 1, 2005 include changes in the way we are reimbursed for certain pharmaceuticals that have been billed outside the composite rate. Pharmaceuticals are approximately 40% of our total Medicare revenues. If Medicare begins to include in its composite reimbursement rate pharmaceuticals, laboratory services or other ancillary services that it currently reimburses separately, or if there are further changes to or decreases in the reimbursement rate for these items without a corresponding increase in the composite rate, it would have a material adverse effect on our revenues, earnings and cash flows.

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

The administration of EPO and other pharmaceuticals accounts for approximately 35% of our total dialysis revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental reimbursement criteria, the introduction of new pharmaceuticals and the conversion to alternate types of administration could have a material adverse effect on our revenues, earnings and cash flows.

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

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. We have met with representatives of the government to discuss the scope of the subpoena and we have begun the process of producing responsive documents. We intend to cooperate with the government’s investigation. The subpoena has been issued in connection with a joint civil and criminal investigation. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoena will require management attention and legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

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

We are voluntarily cooperating with the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG in a review of some of our historical practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services, including laboratory and other diagnostic testing services. The U.S. Attorney’s Office has also requested and received information regarding certain of our laboratories. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, the Stark II physician self-referral prohibition and analogous state referral statutes, and federal and state laws regarding the collection, use and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. Medicare has increased the frequency and intensity of its certification surveys and inspections of dialysis centers have increased markedly in recent years. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund any amounts received from such administration by government or private payors, and be subject to any penalties under applicable laws or regulations. In addition, fiscal intermediaries are increasing their prepayment and post-payment reviews.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid reimbursement and to structure all of our relationships with referring physicians to comply with the anti-kickback laws and the Stark II physician self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, none of our medical director agreements establishes compensation using the Stark II safe harbor method; rather, compensation under our medical director agreements is the result of individual negotiation and the Company believes exceeds amounts determined under the safe harbor method. If an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

Due to regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations account for approximately 6% of our second quarter 2005 dialysis revenues. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

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

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers, as well as other ancillary businesses. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we had estimated. These liabilities could include liabilities arising as a result of any failure to adhere to laws and regulations governing dialysis operations, such as violations of federal or state anti-kickback statutes or Stark II. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

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

As of June 30, 2005 we owned a controlling interest in 56 joint ventures, representing approximately 20% of our dialysis revenue. Our joint ventures with physicians or physician groups may also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, includes a request for documents related to our joint ventures. If our joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

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

We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenue and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our senior secured credit facilities are secured by substantially all of our and our subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. We cannot assure that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

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

As a result of the Gambro Healthcare acquisition, we will assume substantially all of Gambro Healthcare’s liabilities, including contingent liabilities. We may learn additional information about Gambro Healthcare’s business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act after we acquire Gambro Healthcare or issues that could affect our ability to comply with other applicable laws, including laws and regulations governing dialysis operations. As a result, we cannot assure that the Gambro Healthcare acquisition will be successful or will not, in fact, harm our business. Among other things, if Gambro Healthcare’s liabilities are greater than expected, or if there are obligations of Gambro Healthcare of which we are not aware at the time of completion of the acquisition, our business could be materially and adversely affected.

We have limited indemnification rights in connection with the settlement agreement and other regulatory compliance and litigation matters affecting Gambro Healthcare, as well as with known contingent liabilities of Gambro Healthcare that we will assume. For example, Gambro Healthcare was served a complaint regarding a former employee and a putative class of employees in California for claims relating to California labor laws. Although this matter is subject to indemnification under the acquisition agreement, claims relating to this matter may exceed the limit on our indemnification rights. Gambro Healthcare may also have other unknown liabilities which we will be responsible for after the acquisition. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

The integration of Gambro Healthcare and the realization of cost savings will require us to make significant expenditures.

In order to obtain the cost savings and operating income that we believe the integration of Gambro Healthcare should provide, we will be required to make significant expenditures. We are in the process of planning for the integration and are uncertain as to the extent and amount of these expenditures. Further, given the amount of indebtedness that we will incur as part of the Gambro Healthcare acquisition, we may not be able to obtain additional financing required for any significant expenditures on favorable terms or at all. In addition, we may not achieve the cost savings we expect through the integration of the Gambro Healthcare operations regardless of our expenditures, which failure would materially and adversely affect our financial results. The costs associated with compliance with the Gambro Healthcare corporate integrity agreement could be substantial and may be greater than we currently anticipate.

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

In connection with the Gambro Healthcare acquisition, we will enter into a ten-year alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we will be required to purchase from Gambro Renal Products specified percentages representing a significant majority of our requirements for hemodialysis products, supplies and equipment at fixed prices. This will limit our ability to realize future cost savings in regard to these products and equipment. For the six months ended June 30, 2005, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs. If Gambro Renal Products is unable to fulfill its obligations under the agreement, we may have difficulty finding alternative sources of supplies on favorable financial terms, further reducing our ability to achieve cost savings. In addition, as we replace existing equipment from other third party manufacturers with Gambro Renal Products’ equipment, we may incur additional expenses as we transition to this new equipment.

The consummation of the Gambro Healthcare acquisition and the related financing are subject to a number of conditions; if these conditions are not satisfied or waived, we will not be able to consummate the acquisition.

The stock purchase agreement relating to the Gambro Healthcare acquisition contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition. These conditions include, among others, execution and delivery of the transition services agreement and the alliance and product supply agreement and receipt of regulatory approvals, including antitrust clearance. On February 18, 2005, we received a second request from the Federal Trade Commission for additional information in connection with its review of our anti-trust filing. The effect of the second request is to extend the waiting period imposed by the Hart-Scott- Rodino Act until thirty days after we and Gambro Healthcare have substantially complied with the request, unless that period is extended voluntarily by us and Gambro Healthcare or is terminated sooner by the FTC. We have reached a preliminary agreement with the FTC staff to divest approximately 70 DaVita and Gambro Healthcare centers, which represents approximately 6% of the combined number of centers and revenues. We are nearing completion with the FTC on the contents of a consent order. On July 28, 2005, we and Gambro Healthcare entered into a definitive agreement with RenalAmerica, Inc. to sell 70 centers to RenalAmerica. The purchase price for the centers is approximately $320 million, subject to post-closing adjustments, payable by RenalAmerica in cash at closing. We will use a portion of the purchase price to pay anticipated income taxes of approximately $90 million related to this transaction. As part of this transaction, RenalAmerica will assume specified liabilities related to the centers and all other liabilities will be retained by us. Completion of the sale of the centers to RenalAmerica is subject to certain closing conditions, including consummation of our acquisition of Gambro Healthcare. We expect to complete the sale of the centers to RenalAmerica and the acquisition of Gambro Healthcare contemporaneously, which we expect will be during the next thirty to sixty days. We cannot assure you that the divestitures will be completed on these terms or at all. In addition, one or more states’ Attorneys General could attempt to impose conditions or otherwise interfere with the proposed acquisition. We will require financing in order to consummate the Gambro Healthcare acquisition. We have obtained acquisition financing commitments from a group of financial institutions; however, such commitments are subject to customary conditions. We therefore cannot assure that we will be able to obtain such financing on favorable terms or at all or that we will be able to consummate the Gambro Healthcare acquisition on the terms described herein or at all.

If we do not cause Gambro Healthcare to comply and Gambro Healthcare does not comply with its corporate integrity agreement, or Gambro Healthcare otherwise has failed or fails to comply with applicable government regulations to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

On December 1, 2004, Gambro Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, Gambro Healthcare, without admitting liability, made a one-time payment of approximately $310 million and entered into a corporate integrity agreement with HHS. The corporate integrity agreement applies to all of Gambro Healthcare’s centers and requires, among other things, that Gambro Healthcare implement additional training, engage an independent review organization to conduct an annual review of certain of its reimbursement claims, and submit to the OIG an annual report with respect to its compliance activities. In addition, its subsidiary, Gambro Supply Corp., entered a plea of guilty to a one count felony charge related to the conduct of its predecessor, REN Supply Corp., and paid a criminal fine of $25 million. Gambro Supply Corp. was excluded from participation in federal health care programs. However, no other Gambro AB affiliates were so excluded. Gambro Healthcare also agreed to voluntarily cooperate with the government in connection with its further investigation. Moreover, Gambro Healthcare has reached an agreement with the National Association of Medicaid Fraud Control Units to settle the related claims of the affected state Medicaid programs for a one-time payment of $15 million plus interest accruing at the rate of 5% per annum from December 1, 2004. Completion of the Medicaid settlement is subject to confirmation of certain claims data and negotiation and execution of settlement agreements with the relevant states. As a result of the settlement agreement, commercial payors and other third parties may initiate legal proceedings against Gambro Healthcare related to the billing practices and other matters covered by the settlement agreement. If we do not cause Gambro Healthcare to comply, and Gambro Healthcare does not comply, with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or suspension from participation in government reimbursement programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government could be substantial and may be greater than we currently anticipate.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by this reference in response to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations.

There were no repurchases of our common stock during the three-month period ended June 30, 2005. We have approximately $249 million available from Board authorizations to repurchase shares of our common stock as of June 30, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 13, 2005.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors were elected at the meeting with the number of votes cast for each director or withheld from each director set forth after the director’s respective name:

Name	Votes For	Authority Withheld
Nancy-Ann DeParle	89,596,276	1,452,720
Richard B. Fontaine	88,687,469	2,361,527
Peter T. Grauer	88,195,072	2,853,924
Michele J. Hooper	90,567,477	481,519
C. Raymond Larkin, Jr.	90,593,737	455,299
John M. Nehra	88,676,707	2,372,289
William L. Roper, M.D.	90,737,951	311,045
Kent J. Thiry	90,224,742	824,254

Proposal 2 submitted to our stockholders at the meeting was to amend and restate the DaVita Inc. Executive Incentive Plan. Results of the voting are as follows:

	Votes For	Authority Withheld	Abstentions
Amendment and restatement of the DaVita Inc. Executive Incentive Plan	85,182,920	5,782,516	83,560

Proposal 3 submitted to our stockholders at the meeting was to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2005. Results of the voting are as follows:

	Votes For	Authority Withheld	Abstentions
Ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2005	90,745,586	283,456	19,954

Items 3 and 5 are not applicable.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated July 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated July 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated July 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated July 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: July 29, 2005

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated July 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated July 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated July 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated July 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.