Form 10-Q
period 2005-09-30
DAVITA INC
filed 2005-11-08
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

September 30, 2005

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

The Registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

As of October 31, 2005 there were approximately 101.7 million shares of the Registrant’s common stock (par value $0.001) outstanding.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and nine months ended September 30, 2005 and September 30, 2004	1

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2005 and for the year ended December 31, 2004	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Risk Factors		26

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

Signature		37

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net operating revenues	$676,820	$595,531	$1,935,825	$1,682,592
Operating expenses and charges:
Patient care costs	457,994	396,909	1,303,297	1,135,477
General and administrative	60,820	50,600	174,939	138,931
Depreciation and amortization	26,372	22,257	77,080	63,454
Provision for uncollectible accounts	12,034	10,520	34,457	29,964
Minority interests and equity income, net	7,262	3,593	17,403	9,814

Total operating expenses and charges	564,482	483,879	1,607,176	1,377,640

Operating income	112,338	111,652	328,649	304,952

Debt expense	(24,297)	(13,741)	(66,728)	(36,635)
Swap valuation (loss) gain	(1,718)		4,543
Refinancing charges			(6,872)
Other income	2,074	1,010	5,777	3,120

Income before income taxes	88,397	98,921	265,369	271,437
Income tax expense	33,180	38,535	100,875	105,785

Net income	$55,217	$60,386	$164,494	$165,652

Earnings per share:
Basic	$0.55	$0.61	$1.64	$1.67

Diluted	$0.53	$0.59	$1.58	$1.61

Weighted average shares:
Basic	101,307,461	99,168,930	100,399,902	98,972,666

Diluted	104,371,789	102,889,781	103,803,975	103,193,267

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$337,196	$251,979
Accounts receivable, less allowance of $68,379 and $58,166	502,887	462,095
Medicare lab recoveries	1,131
Inventories	36,032	31,843
Other current assets	47,163	44,210
Deferred income taxes	104,772	78,593

Total current assets	1,029,181	868,720
Property and equipment, net	452,033	412,064
Amortizable intangibles, net	83,683	60,719
Investments in third-party dialysis businesses	2,526	3,332
Other long-term assets	44,889	10,898
Goodwill	1,256,223	1,156,226

	$2,868,535	$2,511,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$99,080	$96,231
Other liabilities	184,666	157,214
Accrued compensation and benefits	162,219	133,919
Current portion of long-term debt	4,349	53,364
Income taxes payable	20,677	1,007

Total current liabilities	470,991	441,735
Long-term debt	1,360,665	1,322,468
Other long-term liabilities	25,096	22,570
Deferred income taxes	163,491	148,859
Minority interests	75,759	53,193
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued)	135	135
Additional paid-in capital	565,071	542,714
Retained earnings	775,781	611,287
Treasury stock, at cost (33,239,209 and 36,295,339 shares)	(579,455)	(632,732)
Accumulated comprehensive income valuations	11,001	1,730

Total shareholders’ equity	772,533	523,134

	$2,868,535	$2,511,959

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$164,494	$165,652
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,080	63,454
Stock options, principally tax benefits	37,021	30,465
Minority interests in income of consolidated subsidiaries	18,225	11,345
Distributions to minority interests	(12,261)	(6,966)
Deferred income taxes	(8,950)	11,831
Refinancing charges	6,872
Swap valuation gains	(4,543)
Non-cash debt expense	2,397	1,497
(Gain) loss on divestitures	(2,213)	59
Equity investment income	(822)	(1,531)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(39,953)	(33,998)
Medicare lab recoveries	(1,131)	10,707
Inventories	(2,670)	5,065
Other current assets	(2,899)	(755)
Other long-term assets	(2,134)	2,109
Accounts payable	2,753	7,773
Accrued compensation and benefits	27,366	22,409
Other current liabilities	27,279	43,360
Income taxes	19,670	136
Other long-term liabilities	(3,371)	(8)

Net cash provided by operating activities	302,210	332,604

Cash flows from investing activities:
Additions of property and equipment, net	(97,529)	(89,872)
Acquisitions and divestitures, net	(130,113)	(245,284)
Investments in and advances to affiliates, net	14,294	4,862
Intangible assets	(779)	(635)

Net cash used in investing activities	(214,127)	(330,929)

Cash flows from financing activities:
Borrowings	1,742,433	3,123,171
Payments on long-term debt	(1,753,351)	(2,903,648)
Deferred financing costs	(30,561)	(3,934)
Purchase of treasury stock		(86,559)
Stock option exercises	38,613	34,580

Net cash (used in) provided by financing activities	(2,866)	163,610

Net increase in cash and cash equivalents	85,217	165,285
Cash and cash equivalents at beginning of period	251,979	61,657

Cash and cash equivalents at end of period	$337,196	$226,942

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income (loss) valuations	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	134,806	$135	$539,575	$389,083	(38,052)	$(620,998)	$(924)	$306,871

Comprehensive income:
Net income				222,254				222,254
Unrealized gain on interest rate swaps, net of tax							2,654	2,654

Total comprehensive income								224,908

Shares issued to employees and others	56		959					959
Restricted stock unit shares issued			(936)		161	2,629		1,693
Stock options exercised			(39,497)		4,946	82,177		42,680
Stock options, principally tax benefits			42,770					42,770
Payment of stock split fractional shares and related costs			(157)	(50)				(207)
Treasury stock purchases					(3,350)	(96,540)		(96,540)

Balance at December 31, 2004	134,862	135	542,714	611,287	(36,295)	(632,732)	1,730	523,134

Comprehensive income:
Net income				164,494				164,494
Unrealized gain on interest rate swaps, net of tax							13,019	13,019
Less reclassification of net swap valuation gains into net income, net of tax							(3,748)	(3,748)

Total comprehensive income								173,765

Shares issued to employees and others			658		64	1,118		1,776
Restricted stock unit shares issued			(473)		27	473
Stock options exercised			(14,849)		2,965	51,686		36,837
Stock options, principally tax benefits			37,021					37,021

Balance at September 30, 2005	134,862	$135	$565,071	$775,781	(33,239)	$(579,455)	$11,001	$772,533

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-based compensation

If the Company had adopted the fair value-based compensation expense provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

Pro forma - As if all stock options were expensed	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$55,217	$60,386	$164,494	$165,652
Add: Stock-based employee compensation expense included in reported net income, net of tax	458	360	1,612	799
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,650)	(2,758)	(8,847)	(7,174)

Pro forma net income	$53,025	$57,988	$157,259	$159,277

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$53,025	$57,988	$157,259	$159,277

Weighted average shares outstanding	101,258	99,135	100,351	98,939
Vested restricted stock units	49	34	49	34

Weighted average shares for basic earnings per share calculation	101,307	99,169	100,400	98,973

Basic net income per share—Pro forma	$0.52	$0.58	$1.57	$1.61

Basic net income per share—As reported	$0.55	$0.61	$1.64	$1.67

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma - As if all stock options were expensed	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Pro forma diluted earnings per share:
Pro forma net income for diluted earnings per share calculation	$53,025	$57,988	$157,259	$159,277

Weighted average shares outstanding	101,258	99,135	100,351	98,939
Vested restricted stock units	49	34	49	34
Assumed incremental shares from stock plans	2,940	3,737	3,241	4,327

Weighted average shares for diluted earnings per share calculation	104,247	102,906	103,641	103,300

Diluted net income per share—Pro forma	$0.51	$0.56	$1.52	$1.54

Diluted net income per share—As reported	$0.53	$0.59	$1.58	$1.61

2.	Earnings per share

Basic and diluted earnings per share are calculated as follows (shares in 000’s):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic:
Net income	$55,217	$60,386	$164,494	$165,652

Weighted average shares outstanding during the period	101,258	99,135	100,351	98,939
Vested restricted stock units	49	34	49	34

Weighted average shares for basic earnings per share calculations	101,307	99,169	100,400	98,973

Basic net income per share	$0.55	$0.61	$1.64	$1.67

Diluted:
Net income for diluted earnings per share calculations	$55,217	$60,386	$164,494	$165,652

Weighted average shares outstanding during the period	101,258	99,135	100,351	98,939
Vested restricted stock units	49	34	49	34
Assumed incremental shares from stock plans	3,065	3,721	3,404	4,221

Weighted average shares for diluted earnings per share calculations	104,372	102,890	103,804	103,194

Diluted net income per share	$0.53	$0.59	$1.58	$1.61

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock option shares not included in computation (shares in 000’s)	62	1,281	1,658	794
Exercise price range of shares not included in computation:
Low	$46.18	$29.98	$43.86	$29.85
High	$47.75	$33.35	$47.75	$33.35

3.	Long-term debt

Long-term debt was comprised of the following:

	September 30, 2005	December 31, 2004
Senior notes due 2013	$500,000
Senior subordinated notes due 2015	850,000
Term loan A		$84,507
Term loan B		1,024,668
Term loan C		249,375
Capital lease obligations	7,598	8,863
Acquisition obligations and other notes payable	7,416	8,419

	1,365,014	1,375,832
Less current portion	(4,349)	(53,364)

	$1,360,665	$1,322,468

Scheduled maturities of long-term debt at September 30, 2005 were as follows:

2005	$634
2006	4,350
2007	4,296
2008	1,779
2009	1,380
2010	544
Thereafter	1,352,031

On October 5, 2005, the Company entered into a new credit agreement allowing for borrowings of up to $3,050,000. The facilities under the credit agreement consist of a $250,000 six-year revolving credit facility, a $350,000 six-year term loan A facility and a $2,450,000 seven-year term loan B facility (the Facilities). Existing borrowings under the Facilities bear interest at LIBOR plus margins initially ranging from 2.00% to 2.25%. The margins are subject to adjustment depending upon the Company achieving certain financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B. The Facilities are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The credit agreement also contains customary affirmative and negative covenants and requires compliance with financial covenants, including a leverage ratio and an interest coverage ratio that determine the interest rate margins as described above. The aggregate amount of the Facilities may be increased by up to $500,000 as long as no default exists or would result from such increase and the Company remains in compliance with the financial covenants after such increase. Such additional loans would be on substantially the same terms as the original borrowings under the Facilities.

The term loan A requires annual principal payments of $35,000 in the first two years, $52,500 in years three and four and $87,500 in years five and six, maturing in October 2011. The term loan B requires annual principal payments of $24,500 in years one through six and $2,303,000 in year seven, maturing in October 2012.

On October 5, 2005, the Company borrowed $2,850,000 under the Facilities ($50,000 on the revolving credit facility, $350,000 on the term loan A and $2,450,000 on the term loan B), and used these borrowings, along with available cash of $252,000 to purchase Gambro Healthcare and pay related bank fees and expenses of approximately $47,000 and to pay fees and expenses in connection with terminating the Company’s then existing credit facility. On October 7, 2005, the Company repaid the $50,000 of the revolving credit facility with proceeds from the sale of the divested centers, as discussed in Note 7.

On March 22, 2005, the Company issued $500,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of $28,600. The notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries, including after the acquisition Gambro Healthcare and its direct and indirect wholly-owned subsidiaries, and require semi-annual interest payments. The Company may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010. The Company used the net proceeds of $1,323,000 along with available cash of $46,000 to repay all outstanding amounts under the term loan portions of the Company’s then existing credit facilities (Term Loans), including accrued interest.

In conjunction with the repayment of the Term Loans during the first quarter of 2005, the Company wrote-off deferred financing costs of $6,872, and reclassified into net income $8,068 of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of three interest rate swap instruments that were no longer effective as cash flow hedges as a result of the repayment of the Term Loans. In April 2005, these swaps were redesignated as forward cash flow hedges with gains or losses from changes in the fair value expected to be reported in other comprehensive income for all payment periods beginning after July 1, 2005. During the second quarter of 2005, the Company recorded a net loss of $2,131 related to portions of these swaps that were not effective as interest rate hedges during the quarter.

During the third quarter of 2005, additional portions of the Company’s various interest rate swap agreements that were previously designated and expected to be effective forward cash flow hedges became ineffective as a result of the Company not having any variable rate LIBOR-based interest payments during this period. This resulted in a net charge of $1,718 to net income, including the reclassification into income of $1,974 of swap valuation losses that were previously recorded in other comprehensive income. The swap payment periods beginning after October 2005 are expected to be highly effective as cash flow hedges with gains or losses from changes in their fair values to be reported in other comprehensive income.

As of September 30, 2005, the Company maintained a total of nine amortizing notional interest rate swap agreements totaling $1,595,000. These agreements require the Company to pay fixed interest rates ranging from

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.08% to 4.2675% and to receive LIBOR. The agreements expire in 2008 through 2010. Interest payments are due quarterly and the Company incurred net cash obligations of $2,362 during the first nine months of 2005, $901 of which is included in debt expense and $1,461 of which is included in swap valuation gain or (loss). As of September 30, 2005, the total fair value of these swaps was an asset of $22,600. The Company recorded $13,019, net of tax, of additional comprehensive income for the change in fair value of the effective portions of these swaps during the first nine months of 2005.

Total comprehensive income for the three and nine months ended September 30, 2005 was $67,549 and $173,765 respectively, including other comprehensive income valuation gains during these periods of $12,332 and $9,271, respectively, net of tax.

Total comprehensive income for the three and nine months ended September 30, 2004 was $57,840 and $166,216 respectively, including other comprehensive income valuation gains (losses) during these periods of $(2,546) and $564, respectively, net of tax.

At September 30, 2005, the Company’s overall average effective interest rate was 7.05%.

As of October 31, 2005, the Company had approximately 55% of its variable rate debt and approximately 70% of its total debt economically fixed after obtaining the Facilities as discussed above. The Company has undrawn revolving credit facilities totaling $250,000 of which approximately $50,000 was committed for outstanding letters of credit.

4.	Significant new accounting standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which amends FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This standard was originally to become effective for the Company at the beginning of the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission amended the compliance dates of the standard and the required implementation date for the Company is now the beginning of 2006. The Company expects the impact of this standard will be a reduction to operating income of less than 5%.

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

United States Attorney inquiries

On March 4, 2005, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. The Company has met with representatives of the government to discuss the scope of the subpoena and is in the process of producing responsive documents. The Company intends to cooperate with the government’s investigation. The subpoena has been issued in connection with a joint civil and criminal investigation. To the Company’s knowledge, no proceedings have been initiated against the Company at this time, although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoena will require management attention and legal expense. In addition, criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

On October 25, 2004, the Company received a subpoena from the United States Attorney’s office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the operations of the Company, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH) and to products relating to vitamin D therapies. The Company believes that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and the Company’s recently acquired subsidiary, DVA Renal Healthcare, Inc. (formally known as Gambro Healthcare, Inc.). To the Company’s knowledge, no proceedings have been initiated against the Company or DVA Renal Healthcare at this time. Compliance with the subpoenas will require management attention and legal expense. The Company cannot predict whether legal proceedings will be initiated against the Company or DVA Renal Healthcare relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. In addition, criminal proceedings may be initiated against the Company or DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

In February 2001, the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of the Company’s historical practices, including billing and other operating procedures and its financial relationships with physicians. The Company cooperated in this review and provided the requested records to the United States Attorney’s Office. In May 2002, the Company received a subpoena from the U.S. Attorney’s Office and the Philadelphia office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena requires an update to the information the Company provided in its response to the February 2001

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested and continues to cooperate with the United States Attorney’s Office and the OIG in its investigation. If this review proceeds, the government could expand its areas of concern. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

In June 2004, DVA Renal Healthcare (formerly known as Gambro Healthcare) was served with a complaint filed in the Superior Court of California by one of its former employees that worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. The Company is evaluating the claims and intends to vigorously defend itself in the matter. It also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot estimate the range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare) and related entities. The plaintiff seeks to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint, alleges, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. The Company is investigating these claims and intends to vigorously defend itself in the matter. It also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot estimate the range of damages, if any.

Other

In addition to the foregoing, the Company is subject to claims and suits in the ordinary course of business, including from time to time, contractual disputes and professional and general liability claims. The Company may also be subject to additional claims by commercial payors and other third parties relating to billing practices and, subsequent to the acquisition, other matters covered by the Gambro Healthcare settlement agreement with the Department of Justice. The Company believes that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.	Other commitments

The Company has obligations to purchase the interests of its partners in several joint ventures. These obligations are in the form of put options, exercisable at the third-party owners’ discretion, and require the Company to purchase the partners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings. As of September 30, 2005, the Company’s potential obligations under these put options totaled approximately $131,000, of which approximately $68,000 was exercisable within one year. Additionally, the Company has certain other potential working capital commitments relating to managed and minority-owned centers of approximately $15,000.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated partnerships. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of September 30, 2005, such distributions would be valued below the related minority interests balances in the consolidated financial statements. See Note 7 for additional commitments related to the Gambro Healthcare acquisition.

7.	Acquisitions

Acquisition of Gambro Healthcare, Inc.

On October 5, 2005, the Company completed its acquisition of Gambro Healthcare under the Stock Purchase Agreement dated December 6, 2004, for $3,055,000 subject to final price adjustments. Gambro Healthcare was one of the largest dialysis service providers in the United States. The purchase price reflects (i) the cash purchase price of approximately $1,800,000 for all of the outstanding common stock and (ii) the assumption and payment of approximately $1,255,000 of Gambro Healthcare indebtedness. The Company has also incurred approximately $12,000 in related acquisition costs through September 30, 2005, and additional transaction and severance costs will be incurred. In addition, if the Company makes an election pursuant to section 338(h)(10) of the Internal Revenue Code as permitted under the Stock Purchase Agreement, the Company would be required to make an additional cash payment to Gambro Inc., which the Company currently estimates at approximately $150,000 to $170,000. Immediately following the Company’s acquisition of Gambro Healthcare, Inc., the name of the newly-acquired subsidiary was changed to DVA Renal Healthcare, Inc.

The following table summarizes the Company’s initial estimate of the fair values of assets acquired and liabilities assumed at the date of acquisition, but excludes transaction costs. These valuations are preliminary, and the Company is currently in process of obtaining information necessary to determine these valuations, including obtaining third-party valuations of certain long-term assets, including intangible assets. As such, this preliminary purchase price allocation is subject to material change:

Current assets	$500,000
Property and equipment, net	290,000
Other long-term assets	145,000
Goodwill	2,605,000
Current liabilities—assumed	(280,000)
Product supply agreement	(165,000)
Other long-term liabilities	(40,000)

Total purchase costs	$3,055,000

The other long-term assets include an estimate of approximately $87,000 for a non-compete agreement with Gambro AB. The Alliance and Product Supply Agreement, discussed below, was estimated at approximately $(165,000). Of the total amount of goodwill, approximately $350,000 is expected to be deductible for tax purposes over the next 15 years.

The operating results of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) will be included in the Company’s financial statements beginning in October 2005.

In conjunction with the acquisition, the Company assumed all of Gambro Healthcare’s debt obligations, consisting principally of intercompany debt paid at closing, as well as its commitments associated with operating

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

leases, letters of credit and investments in third-party dialysis businesses in the form of put options. These put option obligations are exercisable at the minority owners’ discretion, and require the Company to purchase the minority owners’ interest at either the appraised fair market value or a predetermined multiple of cash flow, earnings, or revenues. At the date of acquisition, Gambro Healthcare had total operating lease commitments of approximately $345,000 expiring within the next 10 years, letters of credit of approximately $27,000, and total potential obligations under the put options of approximately $30,000, all of which were exercisable within one year.

In conjunction with the acquisition, the Company entered into an Alliance and Product Supply Agreement (the Supply Agreement) with Gambro AB and Gambro Renal Products, Inc. The Supply Agreement has an initial term of seven years and will automatically renew for three additional one-year periods, if the Company has not negotiated the terms of an extension during the initial term period. Under the Supply Agreement, the Company is committed to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices. For the twelve months ended December 31, 2004 and for the first nine months of 2005, the Company’s total spending on such items was approximately 8% of its total operating costs. Because the Supply Agreement will result in higher costs for most of the products covered by the Supply Agreement than would be otherwise available to the Company, the Supply Agreement represents an intangible liability valued at $165,000, which will be amortized over the term of the Supply Agreement.

In accordance with a consent order issued by the Federal Trade Commission on October 4, 2005, the Company was required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements. In conjunction with the consent order, on October 6, 2005, the Company and Gambro Healthcare completed the sale of 70 outpatient renal dialysis centers to Renal Advantage Inc., formerly known as RenalAmerica, Inc. The sale of an additional three centers, also to Renal Advantage, will be made upon receipt of Illinois State regulatory approval. The Company also completed the sale of one other center to a separate physician group, and terminated two management services agreements. The Company is receiving total cash consideration of approximately $328,000 for all of the centers being divested, subject to post-closing adjustments, taxes on the sale of approximately $95,000 and the purchase of the minority interest ownership at several centers that were part of a joint venture. As part of this transaction, Renal Advantage will assume specified liabilities related to the centers and all other liabilities will be retained by the Company.

The total number of centers being divested account for approximately 6% of 2004 annual revenues pro forma for the Gambro Healthcare acquisition. The centers sold will be accounted for as discontinued operations beginning in the fourth quarter of 2005. As a result of the divestitures in the fourth quarter of 2005, the Company expects to reduce its income tax valuation allowance relating to prior years’ capital losses. Any such valuation adjustments will not affect cash flow due to an alternative tax strategy previously implemented.

Other Acquisitions

In the first nine months of 2005, the Company acquired dialysis businesses consisting of 42 centers, for a total of $121,725 in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective date of the acquisitions.

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

The total purchase cost allocations were as follows:

Nine months ended September 30, 2005
Tangible assets	$13,993
Amortizable intangible assets	10,748
Goodwill	101,405
Liabilities assumed	(383)
Minority interests assumed	(4,038)

Total purchase costs	$121,725

The amortizable intangible assets are amortized using the straight-line method over a weighted-average amortization period of ten years. The goodwill associated with these acquisitions is expected to be deductible for tax purposes over a period of 15 years.

8.	Voluntary Deferral Plan

On October 5, 2005, the Company’s Board of Directors approved the adoption of the DaVita Voluntary Deferral Plan (the Plan). The Plan is non-qualified and permits certain employees designated by the Plan administrator whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and currently up to 15% of their base salary into a deferral account maintained by the Company. Effective January 1, 2006, the deferral percentage will increase to up to 50% of a participant’s base salary. Deferral amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or at least three to four years after the deferral election was effective.

9.	Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The senior notes and the senior subordinated notes were issued by the Company and are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and third parties are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the nine months ended September 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$127,057	$1,604,396	$325,685	$(121,313)	$1,935,825
Operating expenses	72,665	1,381,681	256,740	(121,313)	1,589,773
Minority interests				17,403	17,403

Operating income	54,392	222,715	68,945	(17,403)	328,649
Debt expense, refinancing charges and swap gains, net	3,094	64,216	1,747		69,057
Other income	5,777				5,777
Income tax expense	21,689	78,647	539		100,875
Equity earnings in subsidiaries	129,108	49,256		(178,364)	—

Net income	$164,494	$129,108	$66,659	$(195,767)	$164,494

For the nine months ended September 30, 2004
Net operating revenues	$111,270	$1,459,037	$218,175	$(105,890)	$1,682,592
Operating expenses	63,698	1,239,582	170,436	(105,890)	1,367,826
Minority interests				9,814	9,814

Operating income	47,572	219,455	47,739	(9,814)	304,952
Debt expense (income)	(5,353)	40,540	1,448		36,635
Other income	3,120				3,120
Income tax expense	20,849	84,432	504		105,785
Equity earnings in subsidiaries	130,456	35,973		(166,429)	—

Net income	$165,652	$130,456	$45,787	$(176,243)	$165,652

For the three months ended September 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$43,384	$541,703	$133,179	$(41,446)	$676,820
Operating expenses	25,026	474,700	98,940	(41,446)	557,220
Minority interests				7,262	7,262

Operating income	18,358	67,003	34,239	(7,262)	112,338
Debt expense, refinancing charges and swap losses, net	5,047	20,429	539		26,015
Other income	2,074				2,074
Income tax expense	5,930	27,077	173		33,180
Equity earnings in subsidiaries	45,762	26,265		(72,027)	—

Net income	$55,217	$45,762	$33,527	$(79,289)	$55,217

For the three months ended September 30, 2004
Net operating revenues	$38,887	$517,407	$76,126	$(36,889)	$595,531
Operating expenses	22,906	433,930	60,339	(36,889)	480,286
Minority interests				3,593	3,593

Operating income	15,981	83,477	15,787	(3,593)	111,652
Debt expense (income)	(2,009)	15,371	379		13,741
Other income	1,010				1,010
Income tax expense	7,068	31,377	90		38,535
Equity earnings in subsidiaries	48,454	11,725		(60,179)	—

Net income	$60,386	$48,454	$15,318	$(63,772)	$60,386

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$337,196				$337,196
Accounts receivable, net		$414,174	$88,713		502,887
Other current assets	5,245	175,552	8,301		189,098

Total current assets	342,441	589,726	97,014		1,029,181
Property and equipment, net	26,350	329,399	96,284		452,033
Amortizable intangible, net	30,009	50,119	3,555		83,683
Investments in subsidiaries	1,187,954	314,985		$(1,502,939)	—
Receivables from subsidiaries	780,263		6,356	(786,619)	—
Other long-term assets and investments	24,269	13,679	9,467		47,415
Goodwill		1,056,583	199,640		1,256,223

Total assets	$2,391,286	$2,354,491	$412,316	$(2,289,558)	$2,868,535

Current liabilities	$101,378	$356,819	$12,794		$470,991
Payables to parent		786,619		$(786,619)	—
Long-term debt and other long-term liabilities	1,517,375	23,099	8,778		1,549,252
Minority interests				75,759	75,759
Shareholders’ equity	772,533	1,187,954	390,744	(1,578,698)	772,533

Total liabilities and shareholders’ equity	$2,391,286	$2,354,491	$412,316	$(2,289,558)	$2,868,535

As of December 31, 2004
Cash and cash equivalents	$251,979				$251,979
Accounts receivable, net		$403,283	$58,812		462,095
Other current assets	2,465	146,387	5,794		154,646

Total current assets	254,444	549,670	64,606		868,720
Property and equipment, net	29,928	312,521	69,615		412,064
Amortizable intangible assets, net	8,850	47,766	4,103		60,719
Investments in subsidiaries	995,535	226,950		$(1,222,485)	—
Receivables from subsidiaries	808,572			(808,572)	—
Other long-term assets and investments	3,500	10,701	29		14,230
Goodwill		982,591	173,635		1,156,226

Total assets	$2,100,829	$2,130,199	$311,988	$(2,031,057)	$2,511,959

Current liabilities	$101,723	$333,412	$6,600		$441,735
Payables to parent		793,399	15,173	$(808,572)	—
Long-term debt and other long-term liabilities	1,475,972	7,853	10,072		1,493,897
Minority interests				53,193	53,193
Shareholders’ equity	523,134	995,535	280,143	(1,275,678)	523,134

Total liabilities and shareholders’ equity	$2,100,829	$2,130,199	$311,988	$(2,031,057)	$2,511,959

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2005	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$164,494	$129,108	$66,659	$(195,767)	$164,494
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(76,623)	107,177	(88,605)	195,767	137,716

Net cash provided by (used in) operating activities	87,871	236,285	(21,946)	—	302,210

Cash flows from investing activities
Additions of property and equipment, net	(1,958)	(57,689)	(37,882)		(97,529)
Acquisitions and divestitures, net		(130,113)			(130,113)
Other items		(44,321)	57,836		13,515

Net cash (used in) provided by investing activities	(1,958)	(232,123)	19,954		(214,127)

Cash flows from financing activities
Long-term debt	(8,748)	(4,162)	1,992		(10,918)
Other items	8,052				8,052

Net cash (used in) provided by financing activities	(696)	(4,162)	1,992		(2,866)

Net increase in cash and cash equivalents	85,217	—	—	—	85,217
Cash and cash equivalents at beginning of period	251,979				251,979

Cash and cash equivalents at end of period	$337,196	$—	$—	$—	$337,196

For the nine months ended September 30, 2004
Cash flows from operating activities
Net income	$165,652	$130,456	$45,787	$(176,243)	$165,652
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(156,612)	186,437	(39,116)	176,243	166,952

Net cash provided by operating activities	9,040	316,893	6,671	—	332,604

Cash flows from investing activities
Additions of property and equipment, net	(3,097)	(67,606)	(19,169)		(89,872)
Acquisitions and divestitures, net		(245,284)			(245,284)
Other items		(3,419)	7,646		4,227

Net cash used in investing activities	(3,097)	(316,309)	(11,523)		(330,929)

Cash flows from financing activities
Long-term debt	215,255	(584)	4,852		219,523
Other items	(55,913)				(55,913)

Net cash provided by (used in) financing activities	159,342	(584)	4,852		163,610

Net increase in cash and cash equivalents	165,285	—	—	—	165,285
Cash and cash equivalents at beginning of period	61,657				61,657

Cash and cash equivalents at end of period	$226,942	$—	$—	$—	$226,942

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, capital expenditures, the impact of the Gambro Healthcare acquisition and our level of indebtedness on our financial performance, including EPS, anticipated integration costs, the estimated amounts of the additional payment to Gambro Inc. if we make an election under 338(h)(10) of the Internal Revenue Code and the estimated impact of FASB Statement No. 123R. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from preferred provider organizations (PPO) and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, the subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri, our ability to cause Gambro Healthcare to comply with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, including Gambro Healthcare and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

For the quarter ended September 30, 2005, we experienced no significant changes in our business fundamentals. Our operating results for the third quarter of 2005 compared with the prior sequential quarter and the same quarter of last year were as follows:

	Quarter ended
	September 30, 2005		June 30, 2005		September 30, 2004
	(dollar amounts rounded to nearest million, except per treatment data)
Current period net operating revenues	$676	100%	$646	100%	$587	100%
Prior years’ Medicare lab recoveries	1		3		8

Total net operating revenues	677		649		595

Operating expenses and charges:
Patient care costs	458	68%	435	67%	397	68%
General and administrative	61	9%	60	9%	51	9%
Depreciation and amortization	26	4%	26	4%	22	4%
Provision for uncollectible accounts	12	2%	12	2%	10	2%
Minority interest and equity income, net	7	1%	6	1%	4	1%

Total operating expenses and charges	564	84%	539	83%	484	82%

Operating income, including prior years’ Medicare lab recoveries	$112		$110		$112

Dialysis treatments	2,037,584		1,964,098		1,804,534
Average dialysis treatments per treatment day	25,792		25,181		22,842
Average dialysis revenue per dialysis treatment	$316		$313		$314

Net Operating Revenues

Current period net operating revenues. Current period net operating revenues for the third quarter of 2005 increased approximately $88 million, or approximately 15%, compared with the third quarter of 2004. An increase in the number of dialysis treatments accounted for approximately 12.5% of the total 15% increase in revenue, and the balance was due to an increase in the average revenue per treatment and additional lab, management fees and ancillary revenue. The increase in the number of dialysis treatments was attributable to non-acquired annual treatment growth of approximately 5.2% and growth through acquisitions of 7.3%. The average dialysis revenue per treatment (excluding lab, management fees and ancillary revenue) was approximately $316 for the third quarter of 2005 as compared to $314 for the third quarter of 2004. The higher revenue per treatment was due primarily to favorable mix of private payors price adjustments, partially offset by decreases in the intensity of physician prescribed pharmaceuticals.

Compared with the second quarter of 2005, current period net operating revenues for the third quarter of 2005 increased by approximately $30 million or approximately 5%. An increase in the number of dialysis treatments accounted for approximately 4% of the total 5% increase in revenue, with the balance due principally to an increase in revenue per treatment. The increase in the number of dialysis treatments was primarily attributable to same-center growth and an additional treatment day during the third quarter of 2005. The $3 increase in revenue per treatment was due primarily to favorable mix of private payors price adjustments, partially offset by decreases in the intensity of physician prescribed pharmaceuticals.

Florida laboratory. During the third quarter of 2005, we recognized $1.1 million in prior years’ Medicare lab recoveries that were previously in dispute related to lab services in 2001 and 2002. As of September 30, 2005, there are no significant unresolved Medicare lab billings issues. During the last three years we have received approximately $95 million in Medicare lab recoveries related to prior years’ billings previously in dispute.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 68% of current net operating revenues for the third quarter of 2005, as compared to 67% and 68% for the second quarter of 2005 and third quarter of 2004 respectively. On a per-treatment basis, patient care costs increased approximately $5 compared with the third quarter of 2004 and increased approximately $3 compared with the second quarter of 2005. The increase in the third quarter of 2005, as compared to both the third quarter of 2004 and the second quarter of 2005, was primarily due to higher labor and benefit costs, and included the impact of the hurricanes.

General and administrative expenses. General and administrative expenses were 9.0% of current net operating revenues for the third quarter of 2005, as compared to 9.3% and 8.6% for the second quarter of 2005 and third quarter of 2004 respectively. In absolute dollars, general and administrative expenses for the third quarter of 2005 increased by approximately $10 million compared to the third quarter of 2004, and increased approximately $1 million from the second quarter of 2005. The increase in the third quarter of 2005 as compared to the third quarter of 2004, was primarily attributable to increases in labor costs, professional fees for legal support and compliance initiatives, integration costs associated with the Gambro Healthcare acquisition, and the timing of certain charges and expenditures.

Depreciation and amortization. The increase in depreciation and amortization in the third quarter of 2005 as compared to the third quarter of 2004 was primarily due to growth through acquisitions, new center developments and expansions.

Provision for uncollectible accounts receivable. The provisions for uncollectible accounts receivable were approximately 1.8% of current period net operating revenues for all periods presented.

Debt expense. Debt expense of $24.3 million in the third quarter of 2005 decreased by approximately $0.6 million compared to the second quarter of 2005. The decrease was primarily due to changes in our LIBOR based receipts from swap settlements. The overall average effective interest rate for the third quarter of 2005 was 6.9% compared to 7.1% for the second quarter of 2005, and 4.1% for the third quarter of 2004. See discussion below regarding the Gambro Healthcare acquisition and related debt financing.

Minority interests and equity income, net. Minority interests net of equity income increased from approximately $3.6 million in the third quarter of 2004 to $7.3 million in the third quarter of 2005. This increase reflects an ongoing trend toward a higher percentage of our new and existing centers having minority partners, as well as continued growth in the profitability of our joint ventures.

Outlook

Outlook for the fourth quarter of 2005 and 2006. We currently expect the fourth quarter of 2005 operating income to be comparable with the third quarter of 2005, except for additional integration costs. With respect to 2006, on October 31, 2005, we reported that our 2006 operating income was projected to be in the $600-$670 million range before the impact of FASB No. 123R related to stock option expensing. Subsequently, CMS published its new proposal for a composite rate add-on adjustment for 2006 of 14.7%, which is an increase from the previously reported composite rate add-on of 11.3%. Additionally, based on other information also released by CMS subsequent to October 31, 2005, it appears that CMS will propose a new Medicare EPO coverage policy that could significantly restrict EPO reimbursement for certain patients. We will be assessing the likely direct and indirect implications of this new information and the expected additional information when it becomes available. We anticipate updating our 2006 operating income projection range after we have assessed the implications of this information.

With respect to the 2006 operating income projection range, major variables in addition to the issues noted above, include integration of the Gambro Healthcare operations, intensities of physician prescribed pharmaceuticals, payor contracting, and growth assumptions. We currently expect that in the first year after the closing of the acquisition, our integration cost economics net of any synergies will be in the range of $50 million. We also anticipate spending an incremental $25 million on information technology equipment in 2006 to support the systems redesign.

These projections and the underlying assumptions involve substantial known and unknown risks and uncertainties, and actual results may differ materially from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government reimbursement rates, changes in pharmaceutical practice patterns or reimbursement policies, our ability to maintain contracts with our physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri, our ability to cause Gambro Healthcare to comply with its corporate integrity agreement, our ability to complete and integrate acquisitions, including Gambro Healthcare. You should read “Risk Factors” in this Quarterly Report on Form 10-Q for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or other developments.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2005 amounted to $85 million, compared to $116 million during the third quarter of 2004. Non-operating cash outflows for the third quarter of 2005 included capital asset expenditures of $32 million, including $25 million for new center developments and $46 million for acquisitions, net of divestitures. Non-operating cash outflows for the third quarter of 2004 included capital asset expenditures of $35 million including $23 million for new center development, and approximately $214 million for acquisitions, net of divestitures. During the third quarter of 2005 we acquired 11 dialysis centers and opened 8 new dialysis centers. During the third quarter of 2004 we acquired 37 new dialysis centers, including minority interests in 4 centers, opened 7 new dialysis centers and entered into administrative services agreements to manage 2 additional centers.

Cash flow from operations during the first nine months of 2005 amounted to $302 million, compared to $333 million for the same period in 2004 which included after-tax Medicare recoveries of $12 million. Non-operating cash outflows for the first nine months of 2005 included capital asset expenditures of $98 million, including $65 million for new center development, $130 million for acquisitions net of divestitures, and approximately $31 million for deferred financing costs associated with the issuance of the new notes. Non-operating cash outflows for the first nine months of 2004 included capital asset expenditures of $90 million including $58 million for new center developments, and $245 million for acquisitions, net of divestitures. During the first nine months of 2005, we acquired a total of 42 dialysis centers and opened 33 new dialysis centers. During the first nine months of 2004, we acquired a total of 45 dialysis centers and opened 25 new dialysis centers.

We expect to spend $100 to $110 million in 2006 for routine maintenance items, including information technology equipment and software of $25 million, as discussed above. Our current projections include opening 45 new centers in 2006.

Gambro Healthcare Acquisition. On October 5, 2005, we completed our acquisition of Gambro Healthcare under the Stock Purchase Agreement dated December 6, 2004, for $3.055 billion subject to final price adjustments. Gambro Healthcare was one of the largest dialysis service providers in the United States. The purchase price reflects (i) the cash purchase price of approximately $1.8 billion for all of the outstanding common stock and (ii) the assumption and payment of approximately $1.255 billion of Gambro Healthcare indebtedness. We also incurred approximately $12 million in related acquisition costs through September 30, 2005, and additional transaction and severance costs will be incurred. In addition, if we make an election pursuant to section 338(h)(10) of the Internal Revenue Code as permitted under the Stock Purchase Agreement, we would be required to make an additional cash payment to Gambro Inc., which we currently estimate at approximately $150 million to $170 million.

The operating results of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) will be included in our financial statements beginning in October 2005.

In conjunction with the acquisition, we assumed all of Gambro Healthcare’s debt obligations, consisting principally of intercompany debt paid at closing, as well as their commitments associated with operating leases, letters of credit and investments in third-party dialysis businesses in the form of put options. These put option obligations are exercisable at the minority owners’ discretion, and require us to purchase the minority owners’ interest at either the appraised fair market value or a predetermined multiple of cash flow, earnings, or revenues. At the date of acquisition, Gambro Healthcare had total operating lease commitments of approximately $345 million expiring within the next 10 years, letters of credit of approximately $27 million, and total potential obligations under the put options of approximately $30 million, all of which were exercisable within one year.

In conjunction with the acquisition, we entered into an Alliance and Product Supply Agreement (the Supply Agreement) with Gambro AB and Gambro Renal Products, Inc. The Supply Agreement has an initial term of seven years and will automatically renew for three additional one-year periods, if we have not negotiated the terms of an extension during the initial term period. Under the Supply Agreement we are committed to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices. For the twelve months ended December 31, 2004 and for the first nine months of 2005, our total spending on such items was approximately 8% of our total operating costs. Because the Supply Agreement will result in higher costs for most of the products covered by the Supply Agreement than would be otherwise available to us, the Supply Agreement represents an intangible liability valued at $165 million, which will be amortized over the term of the Supply Agreement.

In accordance with a consent order issued by the Federal Trade Commission on October 4, 2005, we were required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements. In conjunction with the consent order, on October 6, 2005, DaVita and Gambro Healthcare completed the sale of 70 outpatient renal dialysis centers to Renal Advantage Inc., formerly known as RenalAmerica, Inc. The sale of an additional three centers, also to Renal Advantage, will be made upon receipt of Illinois State regulatory approval. We also completed the sale of one other center to a separate physician group, and terminated two management services agreements. We are receiving total cash consideration of approximately $328 million for all of the centers being divested, subject to post-closing adjustments, taxes on the sale of approximately $95 million and the purchase of the minority interest ownership at several centers that are part of a joint venture. As part of this transaction, Renal Advantage will assume specified liabilities related to the centers and all other liabilities will be retained by DaVita. The total number of centers being divested account for approximately 6% of 2004 annual revenues pro forma for the Gambro Healthcare acquisition.

2005 capital structure changes. On October 5, 2005, we entered into a new credit agreement allowing for borrowings of up to $3.05 billion. The facilities under the credit agreement consist of a $250 million six-year revolving credit facility, a $350 million six-year term loan A facility and a $2,450 million seven-year term loan B facility (the Facilities). Existing borrowings under the Facilities bear interest at LIBOR plus margins initially ranging from 2.00% to 2.25%. The margins are subject to adjustment depending upon our achievement of certain financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and the term loan A, and 2.00% to 2.25% for the term loan B. The Facilities are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our and our subsidiary guarantors’ assets. The credit agreement also contains customary affirmative and negative covenants and requires compliance with financial covenants, including a leverage ratio and an interest coverage ratio that determine the interest rate margins as described above. The aggregate amount of the Facilities may be increased by up to $500 million as long as no default exists or would result from such increase and we remain in compliance with the financial covenants after such increase. Such additional loans would be on substantially the same terms as the original borrowings under the Facilities.

The term loan A requires annual principal payments of $35 million in the first two years, $52.5 million in years three and four and $87.5 million in years five and six, maturing in October 2011. The term loan B requires annual principal payments of $24.5 million in years one through six and $2,303 million in year seven, maturing in October 2012.

On October 5, 2005, we borrowed $2,850 million under the Facilities ($50 million on the revolving credit facility, $350 million on term loan A and $2,450 million on term loan B), and used these borrowings, along with available cash of $252 million to purchase Gambro Healthcare and pay related bank fees and expenses of approximately $47 million and to pay fees and expenses in connection with terminating our then existing credit facility. On October 7, 2005, we repaid the $50 million of the revolving credit facility with proceeds from the sale of the divested centers.

On March 22, 2005, we issued $500 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of $28.6 million. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries, including after the acquisition DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) and its direct and indirect wholly-owned subsidiaries, and require semi-annual interest payments. We may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010. We used the net proceeds of $1,323 million along with available cash of $46 million to repay all outstanding amounts under the term loan portions of our then existing credit facilities (Term Loans), including accrued interest.

In conjunction with the repayment of the Term Loans during the first quarter of 2005, we wrote-off deferred financing costs of $6.9 million and reclassified into net income $8.1 million of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of three interest rate swap instruments that were no longer effective as cash flow hedges as a result of the repayment of the Term Loans. In April 2005, these swaps were redesignated as forward cash flow hedges with gains or losses from changes in the fair value expected to be reported in other comprehensive income for all payment periods beginning after July 1, 2005. During the second quarter of 2005, we recorded a net loss of $2.1 million related to portions of these swaps that were not effective as interest rate hedges during the quarter.

During the third quarter of 2005, additional portions of our various interest rate swap agreements that were previously designated and expected to be effective forward cash flow hedges became ineffective as a result of us not having any variable rate LIBOR-based interest payments during this period. This resulted in a net charge of $1.7 million to net income, including the reclassification into income of $2.0 million of swap valuation losses that were previously recorded in other comprehensive income. The swap payment periods beginning after October 2005 are expected to be highly effective as cash flow hedges with gains or losses from changes in their fair values to be reported in other comprehensive income.

As of September 30, 2005, we maintained a total of nine amortizing notional interest rate swap agreements totaling $1,595 million. These agreements require us to pay fixed interest rates ranging from 3.08% to 4.2675% and to receive LIBOR. The swap agreements expire in 2008 through 2010. Interest payments are due quarterly and we incurred net cash obligations of $2.4 million during the first nine months of 2005, $0.9 million of which is included in debt expense and $1.5 million of which is included in swap valuation gains or (loss). As of September 30, 2005, the total fair value of these swaps was an asset of approximately $22.6 million. We recorded $13 million, net of tax, of additional comprehensive income for the change in fair value of the effective portions of these swaps during the first nine months of 2005.

At September 30, 2005, our overall average effective interest rate was 7.05%.

As of October 31, 2005, we had approximately 55% of our variable rate debt and approximately 70% of our total debt economically fixed after obtaining the Facilities as discussed above. We have undrawn revolving credit facilities totaling $250 million, of which approximately $50 million was committed for outstanding letters of credit.

Accounts receivable at September 30, 2005 amounted to $503 million, an increase of approximately $13 million from June 30, 2005. The accounts receivable balances represented 70 days of revenue.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Significant New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, that amends FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of its equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This standard was originally to become effective for us at the beginning of the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission amended the compliance dates of the standard and the required implementation date for us is now the beginning of 2006. We expect the impact of this standard will be a reduction to operating income of less than 5%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The table below provides information, as of September 30, 2005, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2005	2006	2007	2008	2009	2010
	(dollars in millions)
Long Term Debt:
Fixed rate		$2	$3	$1	$1	$1	$1,352	$1,360	7.02%	$1,378
Variable rate	$1	$2	$1	$1				$5	6.50%	$5

	Notional amount	Contract maturity date						Pay fixed	Receive variable	Fair value
		2005	2006	2007	2008	2009	2010
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,595	$15	$240	$372	$378	$401	$189	3.08% to 4.2675%	LIBOR	$22.6

As of September 30, 2005, we maintained a total of nine amortizing notional interest rate swap agreements totaling $1,595 million. These agreements require us to pay fixed interest rates ranging from 3.08% to 4.2675% and to receive LIBOR. The swap agreements expire in 2008 through 2010. Interest payments are due quarterly and we incurred net cash obligations of $2.4 million during the first nine months of 2005, $0.9 million of which is included in debt expense and $1.5 million of which is included in swap valuation gain or (loss). As of September 30, 2005, the total fair value of these swaps was an asset of approximately $22.6 million. We recorded $13 million, net of tax, of additional comprehensive income for the change in fair value of the effective portions of these swaps during the first nine months of 2005.

During the third quarter of 2005, additional portions of our various interest rate swap agreements that were previously designated and expected to be effective forward cash flow hedges became ineffective as a result of us not having any variable rate LIBOR-based interest payments during this period. This resulted in a net charge of $1.7 million to net income, including the reclassification into income of $2.0 million of swap valuation losses that were previously recorded in other comprehensive income. The swap payment periods beginning after October 2005 remain expected to be highly effective as cash flow hedges with gains or losses from changes in their fair values to be reported in other comprehensive income.

At September 30, 2005, our overall average effective interest rate was 7.05%.

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

There has not been any change in the Company’s internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Approximately 40% of our dialysis revenues are generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that reimburse us on terms and at rates materially higher than Medicare rates. Based on our recent experience in negotiating with commercial payors, we believe that pressure from commercial payors to decrease the rates they pay us has and will continue to increase as a result of general conditions in the market, recent and future consolidations among commercial payors, our acquisition of Gambro Healthcare or otherwise. In addition, the integration of Gambro Healthcare’s operations may lead to increased volatility in reimbursement rates from commercial payors as a result of reconciling and integrating existing contracts with commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

The Medicare composite reimbursement rate covers the cost of treatment, including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including erythropoietin (EPO), a pharmaceutical used to treat anemia, a common complication associated with ESRD, vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable reimbursement rates are expected to become effective January 1, 2006, as Medicare moves pharmaceutical reimbursement from average acquisition costs to average sale price plus 6%. Future changes in the structure of, and reimbursement rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

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

Adverse developments with respect to EPO and the use and marketing of Aranesp® could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Amgen is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time. For example, Amgen unilaterally increased its base price for EPO by 3.9% in each of 2002, 2001 and 2000. Although we have entered into contracts for EPO pricing for a fixed time period that includes discount variables depending on certain clinical criteria and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. An increase in the cost of EPO could have a material adverse effect on our earnings and cash flows. Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can remain effective for between two and three weeks. In the event that Amgen begins to market Aranesp® for the treatment of dialysis patients, we may realize lower margins on the administration of Aranesp® than are currently realized with EPO. In addition, some physicians may begin to administer Aranesp® in their offices, which would prevent us from recognizing revenue or profit from the administration of EPO or Aranesp® to those physicians’ patients. A significant increase in the use of Aranesp® would have a material adverse effect on our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. We have met with representatives of the government to discuss the scope of the subpoena and are in the process of producing responsive documents. We intend to cooperate with the government’s investigation. The subpoena has been issued in connection with a joint civil and criminal investigation. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoena will require management attention and legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents, including specific documents relating to testing of parathyroid hormone levels and products relating to vitamin D therapies. Other participants in the dialysis industry received a similar subpoena including Fresenius Medical Care, Renal Care Group and our recently acquired subsidiary DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.). The U.S. Attorney’s Office has also requested information regarding our Florida laboratory. Compliance with the subpoenas will require management attention and legal expense. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. In addition, criminal proceedings may be initiated against us and DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

The pending federal review related to the subpoena we received in May 2002 from the U.S. Attorney’s Office for the Eastern District of Pennsylvania could result in substantial penalties against us.

We are voluntarily cooperating with the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG in a review of some of our historical practices, including billing and other operating procedures, financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services, including laboratory and other diagnostic testing services. The U.S. Attorney’s Office has also requested and received information regarding certain of our laboratories. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid program.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid reimbursement and to structure all of our relationships with referring physicians to comply with the anti-kickback laws and the Stark II physician self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, none of our medical director agreements establishes compensation using the Stark II safe harbor method; rather, compensation under our medical director agreements is the result of individual negotiation and we believe exceeds amounts determined under the safe harbor method. If an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

Due to regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 7% of our third quarter 2005 dialysis revenues. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

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

The administration of dialysis and related services to patients may subject us to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes, professional and general liability claims and claims from commercial payors and other third parties relating to Gambro Healthcare’s settlement with the Department of Justice. We currently maintain programs of general and professional liability insurance. However, a successful professional liability, malpractice or negligence claim in excess of our insurance coverage could harm our profitability and liquidity.

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

As of September 30, 2005 we owned a controlling interest in 60 dialysis related joint ventures, representing approximately 20% of our dialysis revenue. Our joint ventures with physicians or physician groups may also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, includes a request for documents related to our joint ventures. If our joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay amounts received from Medicare and certain other payors by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

The level of our current and future debt could have an adverse impact on our business.

We have substantial debt outstanding, including debt we incurred to finance the Gambro Healthcare acquisition. In addition, we may incur additional indebtedness in the future. The level of our current and proposed indebtedness, among other things, could:

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

The Gambro Healthcare acquisition is the largest acquisition we have made to date. There is a risk that, due to the size of the acquisition, we will be unable to integrate Gambro Healthcare into our operations as effectively as we have with prior acquisitions, which would result in fewer benefits to us from the acquisition than currently anticipated as well as increased costs. The integration of the Gambro Healthcare operations will require implementation of appropriate operations, management and financial reporting systems and controls as well as integration of the clinical policies and procedures of both companies, all of which could have a material adverse impact on our revenues and operating results. We may also experience difficulties in effectively implementing these and other systems and integrating Gambro Healthcare’s systems and operations. In addition, the integration of Gambro Healthcare requires the focused attention of our management team, including a significant commitment of their time and resources. The need for management to focus on integration matters, could have a material and adverse impact on our revenues and operating results. If the integration is not successful or if our Gambro Healthcare operations are less profitable than we currently anticipate, our results of operations and financial condition may be materially and adversely affected.

If we do not cause Gambro Healthcare to comply and Gambro Healthcare does not comply with its corporate integrity agreement, or Gambro Healthcare otherwise has failed or fails to comply with applicable government regulations to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

On December 1, 2004, Gambro Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, Gambro Healthcare, without admitting liability, made a one-time payment of approximately $310 million and entered into a corporate integrity agreement with HHS. The corporate integrity agreement applies to all of Gambro Healthcare’s centers and requires, among other things, that Gambro Healthcare implement additional training, engage an independent review organization to conduct an annual review of certain of its reimbursement claims, and submit to the OIG an annual report with respect to its compliance activities. In addition, its subsidiary, Gambro Supply Corp., entered a plea of guilty to a one count felony charge related to the conduct of its predecessor, REN Supply Corp., and paid a criminal fine of $25 million. Gambro Supply Corp. was excluded from participation in federal health care programs. However, no other Gambro AB affiliates were so excluded. Gambro Healthcare also agreed to voluntarily cooperate with the government in connection with its further investigation. Moreover, Gambro Healthcare made a one-time payment of approximately $15 million to the National Association of Medicaid Fraud Control Units, on behalf of the affected states to settle the related claims of the affected state Medicaid programs. Completion of the Medicaid settlement is subject to confirmation of certain claims data and negotiation and execution of settlement agreements with the relevant states. As a result of the settlement agreement, commercial payors and other third parties may initiate legal proceedings against Gambro Healthcare related to the billing practices and other matters covered by the settlement agreement. If we do not cause Gambro Healthcare to comply, and Gambro Healthcare does not comply, with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or suspension from participation in government reimbursement programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government could be substantial and may be greater than we currently anticipate.

We have assumed substantially all of Gambro Healthcare’s liabilities, including contingent liabilities. If these liabilities are greater than expected, or if there are unknown Gambro Healthcare obligations, our business could be materially and adversely affected.

As a result of the Gambro Healthcare acquisition, we have assumed substantially all of Gambro Healthcare’s liabilities, including contingent liabilities. We may learn additional information about Gambro Healthcare’s business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws, including laws and regulations governing dialysis operations. As a result, we cannot assure that the Gambro Healthcare acquisition will not, in fact, harm our business. Among other things, if Gambro Healthcare’s liabilities are greater than expected, or if there are obligations of Gambro Healthcare of which we are not currently aware, our business could be materially and adversely affected.

We have limited indemnification rights in connection with the settlement agreement and other regulatory compliance and litigation matters affecting Gambro Healthcare, as well as with known contingent liabilities of Gambro Healthcare that we assumed in connection with our acquisition of Gambro Healthcare. For example, Gambro Healthcare was served a complaint regarding a former employee and a putative class of employees in California for claims relating to California labor laws. Although this matter is subject to indemnification under the acquisition agreement, claims relating to this matter may exceed the limit on our indemnification rights. Gambro Healthcare may also have other unknown liabilities of which we are not currently aware that we assumed in connection with the acquisition. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

The integration of Gambro Healthcare and the realization of cost savings will require us to make significant expenditures.

In order to obtain the cost savings and operating income that we believe the integration of Gambro Healthcare should provide, we will be required to make significant expenditures. We have begun the process of integrating Gambro Healthcare but the extent and amount of these expenditures remain uncertain. Further, given the amount of indebtedness that we incurred to finance the Gambro Healthcare acquisition, we may not be able to obtain additional financing required for any significant expenditures on favorable terms or at all. In addition, we may not achieve the cost savings we expect through the integration of the Gambro Healthcare operations regardless of our expenditures, which failure would materially and adversely affect our financial results. The costs associated with compliance with the Gambro Healthcare corporate integrity agreement could be substantial and may be greater than we currently anticipate.

If we experience a higher than normal turnover rate for Gambro Healthcare employees after the acquisition, we may not be able to effectively integrate their operations.

In order to successfully integrate the Gambro Healthcare operations into our own, we require the services of Gambro Healthcare’s clinical, operating and administrative employees. If we experience a higher than normal turnover rate for Gambro Healthcare employees, we may not be able to effectively integrate Gambro Healthcare’s systems and operations.

If we lose the services of a significant number of Gambro Healthcare’s medical directors, our results of operations could be harmed.

Certain of Gambro Healthcare’s contracts with its medical directors provide that the contract is terminable upon a change of control of Gambro Healthcare. These termination provisions were triggered by our acquisition of Gambro Healthcare. If we lose the services of a significant number of Gambro Healthcare’s medical directors, our results of operations may be harmed.

Our alliance and product supply agreement with Gambro Renal Products Inc. will limit our ability to achieve costs savings with respect to products and equipment we are required to purchase under this agreement.

In connection with the Gambro Healthcare acquisition, we entered into a ten-year alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we are required to purchase from Gambro Renal Products specified percentages representing a significant majority of our requirements for hemodialysis products, supplies and equipment at fixed prices. This will limit our ability to realize future cost savings in regard to these products and equipment. For the nine months ended September 30, 2005, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs (approximately 7% pro forma for the Gambro Healthcare acquisition). If Gambro Renal Products is unable to fulfill its obligations under the agreement, we may have difficulty finding alternative sources of supplies on favorable financial terms, further reducing our ability to achieve cost savings. In addition, as we replace existing equipment from other third party manufacturers with Gambro Renal Products’ equipment, we may incur additional expenses as we transition to this new equipment.

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

There were no repurchases of our common stock during the three-month period ended September 30, 2005. We have approximately $249 million available from Board authorizations to repurchase shares of our common stock as of September 30, 2005.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number
4.1	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee. ✓

4.2	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee. ✓

10.1	DaVita Voluntary Deferral Plan. ✓ *

10.2	Director Compensation Philosophy and Plan. ✓ *

10.3	Memorandum Relating to Bonus Structure for Thomas O. Usilton. ✓ *

10.4	Memorandum Relating to Bonus Structure for Joseph Schohl. ✓ *

10.5	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB. ✓ **

10.6

Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger. ✓

10.7	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent. ✓

10.8	Freestanding Dialysis Center Agreement No. 200308359, effective January 1, 2004, between Amgen USA and Gambro Healthcare, Inc. ✓ **

10.9	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 3, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 3, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 3, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 3, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: November 3, 2005

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
4.1	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee. ✓

4.2	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee. ✓

10.1	DaVita Voluntary Deferral Plan. ✓ *

10.2	Director Compensation Philosophy and Plan. ✓ *

10.3	Memorandum Relating to Bonus Structure for Thomas O. Usilton. ✓ *

10.4	Memorandum Relating to Bonus Structure for Joseph Schohl. ✓ *

10.5	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB. ✓ **

10.6

Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger. ✓

10.7	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent. ✓

10.8	Freestanding Dialysis Center Agreement No. 200308359, effective January 1, 2004, between Amgen USA and Gambro Healthcare, Inc. ✓ **

10.9	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 3, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 3, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 3, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 3, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.