Form 10-K
period 2005-12-31
DAVITA INC
filed 2006-03-06
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended

December 31, 2005

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14106

DAVITA INC.

601 Hawaii Street

El Segundo, California 90245

Telephone number (310) 536-2400

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Class of Security:	Registered on:
Common Stock, $0.001 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2005, the number of shares of the Registrant’s common stock outstanding was approximately 100.9 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $4.6 billion.

As of February 1, 2006, the number of shares of the Registrant’s common stock outstanding was approximately 102.3 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.5 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2006 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

We were incorporated as a Delaware corporation in 1994. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company’s website, located at http://www.davita.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC also maintains a website at http://www.sec.gov where these reports and other information about the Company can be obtained. The contents of our website are not incorporated by reference into this report.

Overview

DaVita is a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. We currently operate or provide administrative services to approximately 1,233 outpatient dialysis centers located in 41 states and the District of Columbia, serving approximately 96,000 patients. We also provide acute inpatient dialysis services in approximately 795 hospitals. All other activities, which currently account for approximately 5% of our consolidated revenues, relate to our core business of providing renal care services.

Gambro Healthcare Acquisition.    On October 5, 2005, we completed our acquisition of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) from Gambro, Inc. under a Stock Purchase Agreement dated December 6, 2004, for approximately $3.06 billion, subject to a tax basis step up election as discussed below. DVA Renal Healthcare was one of the largest dialysis service providers in the United States, operating 566 outpatient dialysis centers, serving approximately 43,000 patients, and generating annual revenues of approximately $2 billion. We have incurred approximately $29 million in acquisition related costs through December 31, 2005. In conjunction with the acquisition, we entered into an Alliance and Product Supply Agreement, or the Supply Agreement, with Gambro AB and Gambro Renal Products, Inc. for ten years. Under the Supply Agreement we are committed to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices. The Supply Agreement commitment has been valued as an intangible liability at $162 million. In addition, if we make an election pursuant to section 338(h)(10) of the Internal Revenue Code as permitted under the Stock Purchase Agreement, we would be required to make an additional cash payment to Gambro Inc., which we currently estimate at approximately $170 million. The operating results of DVA Renal Healthcare are included in our consolidated financial statements from October 1, 2005.

Divestitures per Federal Trade Commission Consent Order.    In accordance with a consent order issued by the Federal Trade Commission, or FTC, on October 4, 2005, we were required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements in order to complete the DVA Renal Healthcare acquisition. In conjunction with the consent order, on October 6, 2005, DaVita and DVA Renal Healthcare completed the sale of 70 outpatient dialysis centers to Renal Advantage Inc., formerly known as RenalAmerica, Inc., and also completed the sale of one other center to a separate physician group, and terminated the two management services agreements. In addition, effective January 1, 2006, we completed the sale of three additional centers to Renal Advantage, Inc. that were previously pending state regulatory approval in Illinois. We received total cash consideration of approximately $330 million for all of the centers divested, before associated income taxes of approximately $90 million. The operating results of the historical DaVita divested centers and its one management services agreement are reflected as discontinued operations in our consolidated financial statements for all periods presented.

The dialysis industry

The loss of kidney function is normally not reversible. ESRD is the stage of advanced kidney impairment that requires continued dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times per week for the rest of their lives.

Since 1972, the federal government has provided universal payment coverage for dialysis treatments under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare rates for dialysis treatments and related supplies, tests and medications. Approximately 70% of our patients are under the Medicare programs. Medicare revenues currently account for approximately 50% of our total revenues.

ESRD patient base

There are more than 325,000 ESRD dialysis patients in the United States. The recent historical compound annual growth rate in the number of ESRD dialysis patients has been approximately 3%-4%. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients, and growth rates of minority populations with higher than average incidence rates of ESRD.

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

Although transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients, and dangers associated with transplant surgery for some patient populations limit the use of this treatment option.

Services we provide

Outpatient dialysis services

We currently operate or provide administrative services to approximately 1,233 outpatient dialysis centers that are designed specifically for outpatient hemodialysis. Throughout our network of outpatient dialysis centers, we also provide training, supplies and on-call support services to our peritoneal dialysis patients. With the introduction of smaller, easier to use and portable technologies, we are also providing certain patients the option of home-based hemodialysis.

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

Many of our centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis or home-based hemodialysis treatments in their homes. Registered nurses train patients and their families or other caregivers to perform either peritoneal or hemodialysis at home.

We do not enter into contractual or preferential relationships with our patients that obligate either our patients or us for services. Total patient turnover averages more than 30% per year. Approximately 87% of the treatments we administer for patients are paid for by government programs, principally Medicare, and under Medicare regulations we cannot promote, develop or maintain any kind of contractual relationship with our patients which would directly or indirectly obligate a patient to use or continue to use our services, or which would give us any preferential rights other than those related to collecting payments for our services.

Hospital inpatient dialysis services

We provide inpatient dialysis services, excluding physician services, to patients in approximately 795 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital. Inpatient dialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons. In 2005, acute inpatient dialysis services accounted for approximately 5% of our total dialysis treatments.

Ancillary services

Ancillary services, which currently account for less than 5% of our total revenues, consist of the following:

•	ESRD laboratory services. We own two separately incorporated licensed clinical laboratories, located in Florida, specializing in ESRD patient testing. These specialized laboratories provide routine laboratory tests covered by the Medicare composite payment rate for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratories provide these tests predominantly for our own ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our laboratories utilize information systems which provide information to our dialysis centers regarding critical outcome indicators.

•	Management fee income. We currently operate or provide administrative services to 38 outpatient dialysis centers, which are wholly-owned or majority-owned by third parties, under management services agreements. Management fees are established by contract and are typically based on a percentage of revenues generated by the centers.

•	Vascular access services. We provide management and administrative services to physician-owned vascular access clinics that provide surgical and interventional radiology services for dialysis patients. Management fees are based on a percentage of operating income generated by these clinics.

•	Disease management services. We provide advanced care management services to employers, health plans and government agencies for employees/members diagnosed with chronic kidney disease, including renal failure. Through a combination of clinical coordination, medical claims analysis, and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and can include additional fees for cost savings recognized by certain customers.

•	ESRD clinical research programs. DaVita Clinical Research conducts research trials of new pharmaceuticals and medical devices with dialysis patients, and provides administrative support for research conducted by DaVita-affiliated nephrology practices. Revenues are based upon an established fee per study as determined by contract with drug companies and other sponsors.

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

Our quality management programs are monitored by our field personnel under the direction of our Chief Medical Officer and Director of Quality Management. As of December 31, 2005, approximately 155 clinical service specialists implemented these programs in our centers. The corporate and regional teams work with each center’s multi-disciplinary quality management team, including the medical director, to implement the programs.

We have a national physician council of twelve physicians to advise our senior management on all clinical issues impacting our operations across the country. In addition, we have an eight-physician laboratory advisory committee which acts as a medical advisory board for our clinical laboratories. Our Chief Medical Officer serves as Chairman of our national physician council.

Sources of revenue—concentrations and risks

Direct dialysis services, including the administration of pharmaceuticals during dialysis treatments, currently represent more than 95% of our total revenues, with lab services, management fees, disease management services and research programs accounting for the balance. We generate approximately 85%, 9% and 6% of our total dialysis revenue from outpatient hemodialysis, peritoneal dialysis and home-based hemodialysis, and hospital inpatient hemodialysis respectively. Approximately 65% of our total dialysis revenues are from government-based programs (Medicare, Medicaid, and Medicare-assigned HMO plans), representing approximately 87% of our total patients. Our non-government payors consist principally of commercial insurance plans, including more than 500 with whom we have contracted rates. Additionally, we have approximately 1,500 single patient agreements establishing our payment rates for patients not covered by other contracts.

Approximately 10 percent of our revenue is associated with non-contracted commercial payors. Less then one percent of our dialysis services payments are received directly from patients. No single commercial payor accounts for more than 5% of total dialysis revenues.

Medicare revenue

Under the Medicare ESRD program, payment rates for dialysis are established by Congress. The Medicare composite rate set by the Centers for Medicare and Medicaid Services, or CMS, includes payment for the dialysis treatment, supplies used for that treatment, specified laboratory tests and certain pharmaceuticals. The Medicare composite rate is subject to regional differences based upon several factors, including differences in wage levels. We are paid separately for other services and pharmaceuticals, including erythropoietin, or EPO, vitamin D analogs, and iron supplements, generally at average cost for such services and pharmaceuticals plus a small margin, based upon prices set by Medicare. The Medicare payment rates are not sufficient to cover the average cost of providing a dialysis treatment.

ESRD patients receiving dialysis become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare payment rate.

For each covered treatment, Medicare pays 80% of the amount set by the Medicare system. The patient is responsible for the remaining 20%, and in most cases a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients who do not qualify for Medicaid but otherwise cannot afford secondary insurance can apply for premium payment assistance from charitable organizations, through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect the 20% portion of the ESRD composite rate that Medicare does not pay.

The Medicare composite payment rates set by Congress for dialysis treatments that were in effect for 2005 were between $134 and $159 per treatment, with an average rate of $145 per treatment. Unlike Medicare payment rates for most other medical services, composite payment rates for dialysis have not been routinely increased to compensate for the impact of inflation. Since 1972, the composite payment rate has declined over 75% in inflation-adjusted dollars. Congress and CMS have addressed the impact of inflation more consistently since 2000, with increases of 1.2% in 2000, 2.4% in 2001, and 1.6% in each of 2005 and 2006.

Effective January 1, 2005, under the Medicare Prescription Drug Improvement and Modernization Act, or MMA, Congress reduced separate payment rates for pharmaceuticals and increased the composite payment rate. While the MMA committed that aggregate payments for dialysis services would not be reduced by the payment changes, the changes resulted in a net reduction of average Medicare payment rates to the Company of 1.3%. CMS also implemented a case-mix adjustment methodology in April 2005 designed to link payments more closely to illness severity.

On November 2, 2005, CMS issued revised rules with regard to payment for separately billable pharmaceuticals furnished by ESRD facilities. Effective January 1, 2006, payments for pharmaceuticals furnished by ESRD facilities are set at the average sales price, or ASP, plus 6 percent. CMS agreed to update payment amounts quarterly for 2006, based on ASP data reported by the drug manufacturers. While these rates will result in lower payments to ESRD providers for pharmaceuticals, the composite rate was concurrently increased, substantially offsetting the impact of the reduction in pharmaceutical payments. Effective January 1, 2006, CMS further adjusted the composite payment rate by a 1.6% increase.

During 2005, the Company contracted with CMS to participate in two Medicare demonstration programs—an ESRD demonstration project in California’s Riverside and San Bernardino counties; and a high cost demonstration project in New York, including Nassau and Suffolk counties and the Queens Borough of New York City. Both demonstration projects are three-year agreements. The ESRD demonstration project became effective January 2006 and the high cost demonstration project in December 2005. Under the ESRD demonstration project, the Company’s revenue is capitated for all medical services required by enrollees in the program. The Company is at risk for medical costs in excess of the capitation payments. Under the high cost demonstration project, the Company is paid a management fee for program enrollees. Management fee revenues are subject to recoupment if medical cost savings targets are not met.

Medicaid revenue

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state-defined levels and who are otherwise uninsured. These programs also serve as supplemental insurance programs for co-insurance payments due from Medicaid-eligible patients with primary coverage under Medicare. Some Medicaid programs also pay for additional services, including some oral medications that are not covered by Medicare. We are an authorized Medicaid provider in the states in which we conduct our business.

Commercial revenues

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Although commercial payment rates vary significantly, average commercial payment rates are more than double the Medicare rates. Commercial payment rates are the result of negotiations between the Company, insurers, third-party administrators and, occasionally individuals. More common payment methods include a single lump-sum per treatment (standardized rates) and separate payments for treatments and pharmaceuticals if used as part of the treatment (unbundled rates).

Revenue from EPO and other pharmaceuticals

Approximately 35% of our total dialysis revenue is associated with the administration of physician-prescribed pharmaceuticals that improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, Vitamin D analogs and iron supplements.

EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, which is separately billable under the Medicare payment program, accounts for approximately 25% of our current dialysis revenues. Changes in the levels of physician-prescribed EPO, and government payment policies related to EPO, significantly influence our revenues and operating earnings. CMS has issued a new payment coverage policy for EPO, which will be effective April 1, 2006. This new policy restricts payments based on EPO doses for certain patients and may affect physician prescription patterns as they adopt the new policy.

Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. We have entered into an agreement with Amgen that provides for EPO pricing for a fixed time period that includes potential discounts depending upon the achievement of certain clinical and other criteria. Our agreement with Amgen also provides for specific rebates and incentives, which are based on a variety of factors, including patient outcome targets, process improvement targets, data submission targets, purchase volume growth and incentives calculated using a combination of these factors.

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

Physician relationships

An ESRD patient generally seeks treatment at a dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. Over 3,200 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center’s medical director, usually account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors provide a substantial portion of our patient referrals.

Participation in the Medicare ESRD program requires that treatment at a dialysis center be under the general supervision of a director who is a physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 993 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts with us that specify their duties and fix their compensation generally for periods of three to ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties and responsibilities and the physician’s professional qualifications and experience, among others.

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

Government regulation

Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, government payment programs, dialysis facilities and equipment, management of centers, personnel qualifications, maintenance of proper records, quality assurance programs, and patient care.

Our dialysis centers are certified by CMS, as is required for the receipt of Medicare payments. In some states our dialysis centers also are required to secure additional state licenses and permits. Governmental authorities, primarily state departments of health, periodically inspect our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program.

Our business could be adversely impacted by:

•	Loss or suspension of federal certifications;
•	Loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;
•	Exclusion from government healthcare programs including Medicare and Medicaid;
•	Significant reductions or lack of inflation-adjusted increases in payment rates or reduction of coverage for dialysis and ancillary services and related pharmaceuticals;
•	Fines, damages and monetary penalties for anti-kickback law violations, Stark II violations, submission of false claims, civil or criminal liability based on violations of law, or other failures to meet regulatory requirements;
•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal and state patient privacy laws;
•	Loss of referrals from physicians;
•	Mandated practice changes that significantly increase operating expenses; or
•	Refunds of payments received from government payors and government health care program beneficiaries because of any failures to meet applicable requirements.

To date, we have not experienced significant difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, we expect that our industry will continue to be subject to significant government regulation and scrutiny, the scope and application of which are difficult to predict. This regulation and scrutiny could adversely impact us in a material way.

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On February 4, 2005, CMS published a proposed rule that would revise the conditions of coverage for ESRD facilities. The revised requirements would, among other things, establish performance expectations for facilities, eliminate many procedural requirements from the current conditions of coverage, and promote continuous quality improvement. The proposed regulations are still subject to revision based on public comments in the rulemaking process and would not become effective until issued as final regulation. It is not possible to predict any changes that might be made in a final rule or when a final rule might be published, and accordingly we cannot predict what impact it might have on our operating results.

Federal anti-kickback statute

The “anti-kickback” statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive, make, offer or solicit payments in return for:

•	The referral of a Medicare or Medicaid patient for treatment;
•	The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar federal and state programs; or
•	Arranging for or recommending the ordering or purchasing of such items.

Federal criminal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the anti-kickback statute are punishable by imprisonment for up to five years and fines of up to $25,000 or both. Under the U.S. Sentencing Guidelines, an individual may be fined up to $250,000 and an organization may be fined up to $500,000 upon conviction for an offense described in any federal statute. Individuals and entities convicted of violating the anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of these laws include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals. If any of our practices were to be found to violate the anti-kickback statute, it could have a material adverse impact on our earnings and subject us to any of the penalties described above.

The Department of Health and Human Services regulations create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors do not violate the anti-kickback statute. A business transaction or arrangement must satisfy every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, but are subject to greater scrutiny by enforcement agencies.

Some medical directors and other referring physicians own our common stock, which they either purchased in the open market or received from us as consideration in an acquisition of dialysis centers from them. We believe that these interests materially satisfy the requirements of the safe harbor for investments in large publicly traded companies for the anti-kickback statute.

While nearly all of our stock option arrangements with referring physicians were terminated in 2000, a few medical directors still hold options to acquire our common stock because we did not have the contractual right to terminate their options. It is possible that CMS could view these interests as prohibited arrangements that must be restructured and which could subject us to possible criminal, civil or administrative sanctions.

Our medical directors refer patients to our centers and these arrangements must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection. We believe our agreements do not violate the federal anti-kickback statute. We also note that there is little guidance available as to what constitutes fair market value for medical director services. Although the final Phase II, Stark II regulations (described below) created a so-called safe harbor method of establishing the fair market value of physician compensation, this methodology, which is not required by the rule, is very restrictive, and has been challenged in court. Regardless of the outcome of the challenge, we do not believe that this method produces a reasonable estimate of the fair market value of dialysis facility medical director services.

We own a controlling interest in approximately 70 dialysis related joint ventures, representing approximately 15% of our dialysis revenue. Our relationships with physicians and other referral sources relating to these joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfies all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case by case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. Notwithstanding these efforts, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We lease space for approximately 203 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 162 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

Because we are purchasing and selling items and services in the operation of our centers that may be paid for, in whole or in part, by Medicare or a state healthcare program and because we acquire certain items and services at a discount, we must structure these arrangements in compliance with the federal anti-kickback statute. Subject to certain requirements and limitations, discounts representing reductions in the amounts we are charged for items or services based on arms-length transactions can qualify for safe harbor protection if we fully and accurately report the discounts in the applicable Medicare cost reports. While some of the safe harbor criteria are subject to interpretation, we believe that our vendor contracts with discount provisions do not violate the anti-kickback statute.

If any of our business transactions or arrangements including those described above were found to violate the federal “anti-kickback” statute we could face criminal, civil and administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs.

Stark II

Another federal law (known as the “Stark Law”) prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities (including hospitals) providing “designated health services”, from referring Medicare patients to such entities for the furnishing of such services, with limited exceptions. Stark Law designated health services include equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback statute, intent to violate the law is not required. Sanctions for violation of the Stark Law include denial of payment for the services provided in violation of the prohibition, refunds of amounts collected in violation, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition. Knowing violations of the Stark Law may also serve as the basis for liability under the False Claims Act. The types of financial arrangements between a physician and an entity that trigger the self-referral prohibitions of the Stark Law are broad and include ownership and investment interests and compensation arrangements.

CMS has adopted regulations under the Stark Law applicable to clinical laboratory services (“Stark I”) and implementing the Stark Law’s application to all designated health services (sometimes referred to as “Stark II” or the “Stark II Regulations”). The Stark II Regulations include additional guidance regarding CMS’s interpretation of the Stark Law. CMS anticipates issuing additional regulations regarding Medicaid enforcement.

Under Stark II “financial relationship” is defined as an ownership or investment interest in, or a compensation arrangement with, an entity providing designated health services, and includes certain indirect financial relationships. We have entered into several types of financial relationships with referring physicians, including compensation arrangements. We believe that the compensation arrangements under our medical director agreements materially satisfy the personal services compensation arrangement exception to the Stark II prohibition. The Stark II regulations provide a safe harbor method of establishing the fair market value of physician compensation. CMS recognizes that compensation to medical directors which exceeds amounts determined by the Stark II safe harbor method does not necessarily exceed fair market value, but that such compensation is not assured of a favorable finding upon review. None of our medical director agreements establishes compensation using the Stark II safe harbor method. While we believe that compensation under our medical director agreements, which is the result of arm’s length negotiations, results in fair market value payments for medical director services, even though these amounts exceed amounts determined using the Stark II safe harbor method, an enforcement agency could potentially challenge the level of compensation that we pay our medical directors. Accordingly, we could in the future be required to change our practices, face criminal or civil penalties, pay substantial fines, return certain payments received from governmental payors and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to these arrangements. One of the areas that the inquiry by the United States Attorney’s Office for the Eastern District of Pennsylvania

described below covers is our financial relationships with physicians. Although we believe that the terms and conditions of our medical director agreements are consistent with healthcare regulatory requirements, healthcare enforcement authorities could take a contrary view. In addition, DVA Renal Healthcare’s relationships with its medical directors were reviewed in connection with the investigation by the United States Attorney’s office for the Eastern District of Missouri that was resolved in December 2004 and may be subject to ongoing review by the Office of Inspector General, or OIG, under a corporate integrity agreement (see description on page 15).

Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. The Stark law provides an exception for lease arrangements if specific requirements are met. We believe that our leases and subleases with referring physicians materially satisfy the requirements for this exception.

Some medical directors and other referring physicians own our common stock, which they either purchased in the open market or received from us as consideration in an acquisition of dialysis centers from them. There is a Stark II exception for investments in large publicly traded companies, which we believe covers these investment interests.

While nearly all of our stock option arrangements with referring physicians were terminated in 2000, a few medical directors still hold options to acquire our common stock because we did not have the contractual right to terminate their options. Under the Stark II regulations, these stock options constitute financial relationships that must meet an applicable exception if the physician makes referrals to DaVita for designated health services. It is possible that CMS could view these interests as prohibited arrangements that must be restructured or for which we could be subject to other significant penalties or prohibited from accepting referrals from those medical directors.

Some of our medical directors also own equity interests in entities that operate our dialysis centers. The Stark II exception applicable to physician ownership interests in entities to which they make referrals does not encompass the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, it is possible that CMS could require us to restructure some of these arrangements or could seek to impose substantial fines or additional penalties on us, prohibit us from accepting referrals from those physician owners and/or force us to return certain amounts paid by CMS and program beneficiaries. We believe that the language and legislative history of Stark II and the Stark II regulations indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services as a part of designated health services. The final Stark II regulations exempt from the referral prohibition referrals for clinical laboratory services that are included in the ESRD composite rate. The final Stark II regulations also exempt EPO and certain other dialysis-related outpatient prescription drugs furnished in (or by, in the case of EPO) an ESRD facility. The Final Phase II regulations also confirmed that since home dialysis supplies are not covered as DME, they are not considered designated health services. Accordingly, referrals for composite rate laboratory tests and these dialysis related medications and home dialysis supplies do not violate the Stark II prohibition.

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

Because the Stark II regulations do not expressly address all of our operations, it is possible that CMS could interpret Stark II to apply to parts of our operations. Consequently, it is possible that CMS could determine that Stark II requires us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. If CMS were to interpret Stark II to apply to aspects of our operations and we could not achieve compliance with Stark II it would have a material adverse effect on our operations. We could be subject to monetary penalties and serious administrative sanctions for non-compliance and be forced not to accept referrals from important referral sources. While the rules and interpretations surrounding the Stark II and various state self-referral prohibitions are complicated and while refunds for billing errors may be necessary from time to time, we do not believe that the Company has presented or caused to be presented any claims for a designated health service furnished pursuant to prohibited referrals for which there was no applicable exception that would have a material adverse effect on us.

Fraud and abuse under state law

Many states in which we operate dialysis centers, have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could be interpreted as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in the Company limited solely to publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could negatively affect the decision of referring physicians to refer patients to our centers.

The False Claims Act

The federal False Claims Act, or FCA, is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of civil penalties on any person who:

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

The penalties for a violation of the FCA range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Although still subject to dispute, at least two federal district courts have also determined that an alleged violation of the federal anti-kickback statute or the Stark I self-referral prohibition are sufficient to state a claim for relief under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions and establishes a pilot program for medical savings accounts. In addition, HIPAA also expanded federal attempts to combat healthcare fraud and abuse by making amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA created a “Health Care Fraud Abuse Control Account,” under which advisory opinions are issued by the OIG regarding the application of the anti-kickback statute; criminal penalties for Medicare and Medicaid fraud were extended to other federal healthcare programs; the exclusion authority of the OIG was expanded; Medicare and Medicaid civil monetary penalty provisions were extended to other federal healthcare programs; the amounts of civil monetary penalties were increased; and a criminal healthcare fraud statute was established.

HIPAA also includes provisions relating to the privacy of medical information. The Department of Health and Human Services, or HHS, published HIPAA privacy regulations in December 2000 and modified these regulations in August 2002. These provisions require us to maintain extensive policies and procedures, and to implement administrative safeguards with respect to private health information in our possession. Compliance with the privacy regulations has been required since April 2003. HIPAA also includes provisions relating to standards for security of electronic protected health information, electronic transactions and electronic signatures. Under HIPAA, compliance with the standards for electronic transactions has been required since October 2003 and compliance with the security standards was required beginning April 20, 2005. We believe we are in substantial compliance with these requirements.

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

A New York statute prohibits publicly-held companies from owning the health facility license required to operate a dialysis center in New York. Although we own substantially all of the assets, including the fixed assets, of our New York dialysis centers, the licenses are held by privately-owned companies with which we have agreements to provide a broad range of administrative services, including billing and collecting. The New York State Department of Health has approved these types of arrangements; however, we cannot guarantee that they will not be challenged as prohibited under the relevant statute. We have a similar management relationship with physician practices in several states which prohibit the corporate practice of medicine, and with a privately-owned company in New Jersey for several New Jersey dialysis centers. We have had difficulty securing licenses for new centers in New Jersey in our own name because the New Jersey Department of Aging and Senior Services refuses to grant new licenses to companies that have more than a small number of outstanding adverse survey issues throughout all of their centers in the entire United States, regardless of the respective size of the companies’ operations.

A few states have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers. We believe that we are in material compliance with all applicable state certificate of need laws.

Although we have implemented a company-wide corporate compliance program, as discussed below, and believe we are in material compliance with current applicable laws and regulations, our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future.

Corporate compliance program

We have implemented a company-wide corporate compliance program as part of our commitment to comply with all applicable laws, regulations, and DVA Renal Healthcare’s corporate integrity agreement (discussed below) and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

•	Increasing, through training and education, the awareness of our teammates and affiliated professionals of the necessity of complying with all applicable laws and regulations in an increasingly complicated regulatory environment;
•	Auditing and monitoring the activities of our dialysis centers, laboratories and billing offices on a regular basis to identify potential instances of noncompliance in a timely manner; and
•	Ensuring that we take steps to resolve instances of noncompliance or to address areas of potential noncompliance as promptly as we become aware of them.

We have a code of conduct that each of our teammates and affiliated professionals must follow and we have a confidential toll-free hotline (888-458-5848) for teammates to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer, our President-West and to the Compliance Committee of our Board of Directors.

Corporate Integrity Agreement

On December 1, 2004, DVA Renal Healthcare entered into a settlement agreement with the Department of Justice and other agencies of the United States government relating to the Department of Justice’s investigation of DVA Renal Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, DVA Renal Healthcare, without admitting liability, made a one time payment of approximately $310 million and entered into a five year corporate integrity agreement with OIG. DVA Renal Healthcare and its subsidiaries continue to be subject to the corporate integrity agreement. The corporate integrity agreement requires, among other things, that DVA Renal Healthcare designate a compliance liaison for each dialysis center owned or operated by DVA Renal Healthcare or any of its subsidiaries and provide compliance training for each of its employees and credentialed physicians. DVA Renal Healthcare has a compliance officer and a separate compliance committee made up of members of senior management, consistent with the requirements of the corporate integrity agreement. Certain types of employees are also required to complete additional specialized training in areas such as billing and reimbursement issues. Furthermore, DVA Renal Healthcare is required to review all of its arrangements or transactions with any actual or potential source of healthcare business to ensure compliance with federal anti-kickback statute. It has also engaged an independent review organization to conduct an annual review of a sample of DVA Renal Healthcare’s claims for reimbursement from federal healthcare programs to verify compliance with applicable laws and regulations. DVA Renal Healthcare must submit to the OIG an annual report with respect to the status of, and findings regarding, its compliance activities, including a copy of all reports prepared by the independent review organization. In addition, DVA Renal Healthcare must notify the OIG of any ongoing government investigations or legal proceedings and report to the OIG any substantial overpayment or any probable violations of the laws applicable to any federal healthcare program.

Insurance

We carry insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies also cover our medical directors for the performance of their duties as medical directors.

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

The table below shows the growth of our Company by number of dialysis centers.

	2005		2004	2003	2002	2001
Number of centers at beginning of year	658		566	515	495	490
Acquired centers	609	(1)	51	27	11	21
Developed centers	46		44	30	19	7
Net change in third-party centers with management services agreements	4	(1)	5	(1)	(2)	(16)
Divestitures, closures and terminations	(84	)(1)	(8)	(5)	(8)	(7)

Number of centers at end of year	1,233		658	566	515	495

(1)	566 centers were added, including 11 centers under management services agreements, as a result of the DVA Renal Healthcare acquisition and 74 centers were divested in connection with this acquisition.

As of December 31, 2005, we operated or provided administrative services to 1,233 outpatient dialysis centers, of which 1,195 are consolidated in our financial statements. Of the remaining 38 centers, we own minority interests in six centers, which are accounted for as equity investments, and provide administrative services to 32 centers in which we have no ownership interest. The locations of the 1,195 centers included in our consolidated financial statements at December 31, 2005 were as follows:

State	Centers	State	Centers	State	Centers
California	150	Minnesota	30	Washington	11
Florida	105	Missouri	29	Iowa	10
Texas	97	Tennessee	28	Nevada	10
Georgia	78	Louisiana	24	Wisconsin	10
Pennsylvania	57	South Carolina	23	District of Columbia	8
North Carolina	49	Colorado	22	Oregon	6
Virginia	49	New Jersey	21	Mississippi	3
Maryland	46	Arizona	20	South Dakota	3
Michigan	42	Indiana	19	West Virginia	3
Illinois	39	Connecticut	15	Delaware	2
Ohio	33	Kansas	15	New Mexico	2
New York	31	Kentucky	15	Utah	2
Alabama	30	Massachusetts	14	Arkansas	1
Oklahoma	30	Nebraska	12	New Hampshire	1

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

The largest dialysis companies, Fresenius Medical Care, Renal Care Group (which is currently being acquired by Fresenius) and our company, account for more than 65% of outpatient dialysis patients in the United States. Approximately half of the centers not owned by one of these three large companies are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own center or centers, competition for growth in existing and expanding markets is not limited to the large competitors with substantial financial resources.

Our largest competitor, Fresenius, also manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. Fresenius historically has been our largest supplier of dialysis products. However, in connection with our acquisition of DVA Renal Healthcare, we entered into an alliance and product supply agreement that obligates us to purchase a significant majority of our hemodialysis product supply and equipment requirements from Gambro Renal Products at fixed prices for ten years, subject to certain terms and conditions. Our purchases of products in the categories generally offered by Fresenius and Gambro Renal Products represent approximately 8% of our total operating costs.

A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients’ homes. Other companies provide similar services. Aksys, NxStage, Renal Solutions and Fresenius have developed home-based hemodialysis systems designed to enable patients to perform hemodialysis on a daily basis in their homes. To date there has not been significant adoption of these home-based dialysis systems by our patients or physicians. We are unable to determine how these systems will affect our business over the longer term.

Teammates

As of December 31, 2005, we had approximately 28,000 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	11,600
• Other patient care and center support staff and laboratory personnel	12,800
• Corporate, billing and regional administrative staff	3,600

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

Item 1A.    Risk Factors.

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks and uncertainties including the risks discussed below. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

If the average rates that commercial payors pay us decline, then our revenues, earnings and cash flows would be substantially reduced.

Approximately 35% of our current dialysis revenues are generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. Based on our recent experience in negotiating with commercial payors, we believe that commercial payors will continue to negotiate for lower payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, our acquisition of DVA Renal Healthcare, and other factors. In addition, DVA Renal Healthcare contracts with commercial payors, which on average provide for lower rates than our historical commercial rates. The integration of DVA Renal Healthcare’s operations may lead to increased volatility in payment rates from commercial payors as a result of reconciling and integrating existing contracts with commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare payment rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates it would have a material adverse effect on our revenues, earnings and cash flows.

Future declines, or the lack of further increases, in Medicare payment rates would reduce our revenues, earnings and cash flows.

Approximately one-half of our current dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare ESRD program pays us for dialysis and ancillary services at fixed rates. Unlike most other services covered by Medicare, the Medicare ESRD program has not provided for regular inflation increases in payment rates. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in payment rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

Changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

The Medicare composite rate is the payment rate for a dialysis treatment, including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin

D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable payment rates became effective January 1, 2006 as Medicare moved payment rates for pharmaceuticals from average acquisition cost to average sale price plus 6%. Future changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

CMS continues to study the ESRD payment system through a number of demonstration projects which will take place over the next few years. Pharmaceuticals are approximately 35% of our current total Medicare revenues. If Medicare begins to include in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately, or if there are further changes to or decreases in the payment rate for these items without a corresponding increase in the composite rate, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our current dialysis revenues are generated from patients who have Medicaid as their primary coverage. When state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. If state governments reduce the rates paid by those programs for dialysis and related services, limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounts for approximately 35% of our current total dialysis revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental payment criteria, the introduction of new pharmaceuticals and the conversion to alternate types of administration could have a material adverse effect on our revenues, earnings and cash flows.

For example, CMS has issued a new payment coverage policy for EPO which will be effective April 1, 2006. This new policy restricts payments based on EPO doses for certain patients and may affect physician prescription patterns as they adopt the new policy, which could have a negative impact on our revenues, earnings and cash flows. Additionally, there is a risk that certain of our fiscal intermediaries may choose to interpret the guideline in a manner that further limits payments and thus negatively impacts our revenues, earnings and cash flows.

Adverse developments with respect to EPO and the use and marketing of Aranesp® could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. Although our agreement with Amgen for EPO pricing continues for a fixed time period and includes potential pricing discounts depending upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, our contract with Amgen provides for specific rebates and incentives that are based on patient outcomes, process improvement, data submission, purchase volume growth and some combination of these factors. Failure to meet or exceed the targets and earn the specified rebates and incentives could have a material adverse effect on our earnings and cash flows. An increase in the cost of EPO could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can remain effective for between two and three weeks. In the event that Amgen begins to market Aranesp® for the treatment of dialysis patients, we may realize lower margins on the administration of Aranesp® than are currently realized with EPO. In addition, some physicians may begin to administer Aranesp® in their offices, which would prevent us from recognizing revenue or profit from the administration of EPO or Aranesp® to those physicians’ patients. A significant increase in the use of Aranesp® could have a material adverse effect on our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures and the related requests for additional documents related to specific medical director and joint venture arrangements and certain patient records relating to the administration and billing of EPO we received in October 2005 and February 2006. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoena requires management attention and significant legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. DVA Renal Healthcare received a similar subpoena on November 4, 2004. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against us and DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

The pending federal review related to the subpoena we received in May 2002 from the U.S. Attorney’s Office for the Eastern District of Pennsylvania could result in substantial penalties against us.

We are voluntarily cooperating with the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG in a review of some of our historical practices, including billing and other operating procedures, our financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services, including laboratory and other diagnostic testing services. The U.S. Attorney’s Office has also requested and received information regarding certain of our laboratories. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid program.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark II physician self-referral prohibition and analogous state referral statutes, and federal and state laws regarding the collection, use and disclosure of patient health information. The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. Medicare has increased the frequency and intensity of its certification inspections of dialysis centers in recent years. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund any amounts received from such administration by government or private payors, and be subject to substantial penalties under applicable laws or regulations. In addition, fiscal intermediaries have increased their prepayment and post-payment reviews.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with referring physicians to comply with the anti-kickback laws and the Stark II physician self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, none of our medical director agreements establishes compensation using the Stark II safe harbor method; rather, compensation under our medical director agreements is the result of individual negotiation and, we believe, exceeds amounts determined under the safe harbor method. If an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 6% of our 2005 dialysis revenue. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows including:

•	Suspension or termination of our participation in government payment programs;
•	Refunds of amounts received in violation of law or applicable payment program requirements;
•	Loss of required government certifications or exclusion from government payment programs;
•	Loss of licenses required to operate healthcare facilities in some of the states in which we operate, including the loss of revenues from operations in New York and New Jersey conducted by privately-owned companies as described above;
•	Reductions in payment rates or coverage for dialysis and ancillary services and related pharmaceuticals;
•	Fines, damages or monetary penalties for anti-kickback law violations, Stark II violations, submission of false claims, civil or criminal liability based on violations of law, or other failures to meet regulatory requirements;
•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws;
•	Mandated practice changes that significantly increase operating expenses; and
•	Termination of relationships with medical directors.

If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

As of December 31, 2005 we owned a controlling interest in approximately 70 dialysis related joint ventures, representing approximately 15% of our dialysis revenue. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, includes a request for documents related to our joint ventures. If our joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay amounts received from Medicare and certain other payors by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

The administration of dialysis and related services to patients may subject us to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes, professional and general liability claims and claims from commercial payors and other third parties relating to DVA Renal Healthcare’s settlement with the Department of Justice. We currently maintain programs of general and professional liability insurance. However, a successful professional liability, malpractice or negligence claim in excess of our insurance coverage could have a material adverse effect on our earnings and cash flows.

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

If businesses we acquire have liabilities that we are not aware of, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers, as well as other ancillary businesses. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. Additionally, both current and former medical directors have no obligation to refer their patients to our centers. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. Also, if the quality of service levels at our centers deteriorates, it may negatively impact patient referrals and treatment volumes.

Our medical director contracts are for fixed periods, generally three to ten years. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the safe harbor provisions of the anti-kickback statute, Stark II law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or force the physician to stop referring patients to the centers.

The level of our current and future debt could have an adverse impact on our business.

We have substantial debt outstanding, including debt we incurred to finance the DVA Renal Healthcare acquisition. In addition, we may incur additional indebtedness in the future. The high level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt securities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	expose us to interest rate fluctuations to the extent we have variable rate debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

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

We cannot assure that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenue and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including the senior and senior subordinated notes, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our senior secured credit facilities are secured by substantially all of our and our subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. We cannot assure that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

If the current shortage of skilled clinical personnel continues or if we experience a higher than normal turnover rate for DVA Renal Healthcare employees during integration, we may experience disruptions in our business operations and increases in operating expenses.

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

In order to successfully integrate the DVA Renal Healthcare operations into our own, we require the services of DVA Renal Healthcare’s clinical, operating and administrative employees. If we experience a higher than normal turnover rate for DVA Renal Healthcare employees, we may not be able to effectively integrate DVA Renal Healthcare’s systems and operations.

The acquisition of DVA Renal Healthcare was significantly larger than any other acquisition we have made to date. The integration of DVA Renal Healthcare centers into our operations is significant and we may not realize anticipated benefits.

The DVA Renal Healthcare acquisition is the largest acquisition we have made to date. There is a risk that, due to the size of the acquisition, we will be unable to integrate DVA Renal Healthcare into our operations as effectively as we have prior acquisitions, which would result in fewer benefits to us from the acquisition than anticipated as well as increased costs. The integration of the DVA Renal Healthcare operations requires implementation of appropriate operations, management and financial reporting systems and controls as well as integration of the clinical protocols, policies and procedures of both companies. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of our upgrade and integration of the billing and collection systems. We may experience difficulties in effectively implementing these and other systems and integrating DVA Renal Healthcare’s systems and operations. The failure to successfully integrate these and other systems could have a material adverse impact on our revenues, cash flows and operating results.

In addition, the integration of DVA Renal Healthcare requires the focused attention of our management team, including a significant commitment of their time and resources, which could distract them from non-integration matters. The need for management to focus on integration matters could have a material and adverse impact on our revenues and operating results. If the integration is not successful or if our DVA Renal Healthcare operations are less profitable than we anticipated, our results of operations and financial condition may be materially and adversely affected.

If DVA Renal Healthcare does not comply with its corporate integrity agreement, or DVA Renal Healthcare otherwise has failed or fails to comply with applicable government regulations to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

DVA Renal Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of DVA Renal Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. If DVA Renal Healthcare does not comply with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or exclusion from participation in government programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government could be substantial and may be greater than we currently anticipate. In addition, as a result of the settlement agreement, commercial payors and other third parties may initiate legal proceedings against DVA Renal Healthcare related to the billing practices and other matters covered by the settlement agreement.

We have assumed substantially all of DVA Renal Healthcare’s liabilities, including contingent liabilities. If these liabilities are greater than expected, or if there are unknown DVA Renal Healthcare obligations, our business could be materially and adversely affected.

As a result of the DVA Renal Healthcare acquisition, we assumed substantially all of DVA Renal Healthcare’s liabilities, including contingent liabilities. We may learn additional information about DVA Renal Healthcare’s business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, or issues that could affect our ability to comply with laws and regulations governing dialysis operations. As a result, we cannot assure that the DVA Renal Healthcare acquisition will not, in fact, harm our business. Among other things, if DVA Renal Healthcare’s liabilities are greater than expected, or if there are obligations of DVA Renal Healthcare of which we are not currently aware, our business could be materially and adversely affected.

We have limited indemnification rights in connection with the settlement agreement and other regulatory compliance and litigation matters affecting DVA Renal Healthcare, as well as with known contingent liabilities of DVA Renal Healthcare that we assumed in connection with the acquisition. DVA Renal Healthcare may also have other unknown liabilities of which we are not currently aware that we assumed in connection with the acquisition. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

The integration of DVA Renal Healthcare and the realization of cost savings will require us to make significant expenditures.

In order to obtain the cost savings and operating income that we believe the integration of DVA Renal Healthcare should provide, we will be required to make significant expenditures. We are in the process of integrating DVA Renal Healthcare but the extent and amount of these expenditures remains uncertain. In addition, we may not achieve the cost savings we expect through the integration of the DVA Renal Healthcare operations regardless of our expenditures, which failure would materially and adversely affect our financial results.

If we lose the services of a significant number of DVA Renal Healthcare’s medical directors, our results of operations could be harmed.

Certain of DVA Renal Healthcare’s contracts with its medical directors provide that the contract is terminable upon a change of control of DVA Renal Healthcare. These termination provisions were triggered by our acquisition of DVA Renal Healthcare. If we lose the services of a significant number of DVA Renal Healthcare’s medical directors and if they set up competing centers and our patients decide to receive treatments at their centers, our results of operations may be harmed.

Our alliance and product supply agreement with Gambro Renal Products Inc. will limit our ability to achieve cost savings with respect to products and equipment we are required to purchase under this agreement.

We entered into a ten-year alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we are required to purchase from Gambro Renal Products specified percentages representing a significant majority of our requirements for hemodialysis products, supplies and equipment at fixed prices. This will limit our ability to realize future cost savings in regard to these products and equipment. For the year ended December 31, 2005, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs. If Gambro Renal Products is unable to fulfill its obligations under the agreement, we may have difficulty finding alternative sources of supplies on favorable financial terms, further reducing our ability to achieve cost savings. For instance, Gambro Renal Products’ supply from its manufacturing plant in Italy has been recently interrupted, which could require that we make alternative arrangements to satisfy our needs for products supplied from that location. We are unable to predict whether or when the interruption will be resolved. If we are unable to find alternative supply sources, our results of operation could be harmed. In addition, as we replace existing equipment from other third-party manufacturers with Gambro Renal Products’ equipment, we may incur additional expenses as we transition to this new equipment.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide or to which we have committed obligations to make purchases, including Amgen, Gambro Renal Products, Baxter Healthcare Corporation, as well as others. If any of these suppliers are unable to meet our needs for the products they supply and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the land and buildings for 29 of our dialysis centers, 28 of which were added as a result of the DVA Renal Healthcare acquisition. We also own the land and buildings for five other locations of which four properties are leased to another party. Our remaining dialysis centers are located on premises that we lease. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. Our outpatient dialysis centers range in size from 500 to 30,000 square feet, with an average size of approximately 6,500 square feet.

The following is a summary of our business offices and laboratories:

Office	Location	Square Feet	Expiration
Corporate Headquarters	El Segundo, CA	50,000	2013
Business Office	Tacoma, WA	132,000	2009 through 2011
Business Office	Berwyn, PA	57,000	2012
Administrative Office	Exton, PA	8,000	2008
Administrative Office	Vernon Hills, IL	18,000	2011
Administrative Office	Burlingame, CA	5,000	2009
Former Corporate Headquarters**	Torrance, CA	30,000	2008
Business Office	Lakewood, CO	82,000	2010
Business Office	Brentwood, TN	97,000	2006 and 2011
Business Office	Irvine, CA	65,000	2015
Laboratory	DeLand, FL	40,000	owned
Laboratory Administrative Office	DeLand, FL	15,000	2007
Laboratory	Ft. Lauderdale, FL	43,000	2008

** Subleased portion–16,000; unused portion–14,000

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Item 3.    Legal Proceedings.

On March 4, 2005, we received a subpoena from the United States Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. We have met with representatives of the government to discuss the scope of the subpoena and are in the process of producing responsive documents. In October 2005, we received a request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records, relating to the administration and billing of EPO. We intend to continue to cooperate with the government’s investigation. The subpoenas have been issued in connection with a joint civil and criminal investigation. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

On October 25, 2004, we received a subpoena from the United States Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. We believe that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and our recently acquired subsidiary, DVA Renal Healthcare. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against us or DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

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

We have received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit, or MFCU, regarding certain aspects of the EPO practices taking place at facilities managed by us in New York. We are cooperating with the MFCU’s informal inquiries and have provided documents and information to the MFCU. To the best of our knowledge, no proceedings have been initiated against us and the MFCU has not indicated an intention to do so, although we cannot predict whether we will receive further inquiries or whether or when proceedings might be initiated.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees that worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. We are evaluating the claims and intend to vigorously defend ourselves in the matter. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot estimate the range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff seeks to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleges, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. We are investigating these claims and intend to vigorously defend ourselves in the matter. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot estimate the range of damages, if any.

In addition to the foregoing, we are subject to claims and suits in the ordinary course of business, including from time to time, contractual disputes and professional and general liability claims. We may also be subject to additional claims by commercial payors and other third parties relating to billing practices and other matters covered by the DVA Renal Healthcare settlement agreement with the Department of Justice. We believe that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	High	Low
Year ended December 31, 2005:
1st quarter	$44.10	$39.26
2nd quarter	46.72	40.01
3rd quarter	47.78	43.28
4th quarter	53.59	47.88
Year ended December 31, 2004:
1st quarter	$31.86	$25.33
2nd quarter	34.17	29.19
3rd quarter	32.18	27.38
4th quarter	39.62	29.40

The closing price of our common stock on February 1, 2006 was $54.19 per share. According to The Bank of New York, our registrar and transfer agent, as of February 1, 2006, there were 3,946 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our credit facilities and our Senior and Senior Subordinated Notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

On September 11, 2003, the Company announced that the Board of Directors authorized the Company to repurchase up to $200 million of the Company’s common stock, with no expiration date. On November 2, 2004, the Company announced that the Board of Directors approved an increase in the Company’s authorization to repurchase shares of its common stock by an additional $200 million. The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, under the terms of our credit facilities and our Senior and Senior Subordinated Notes, we have share repurchase limitations.

There were no repurchases of our common stock during 2005. We had approximately $249 million available from Board authorizations to repurchase shares of our common stock as of December 31, 2005.

Item 6.    Selected Financial Data.

The following table presents selected consolidated financial and operating data for the periods indicated. In October 2005, we completed the acquisition of DVA Renal Healthcare which was one of the largest dialysis services providers in the United States operating 566 outpatient dialysis centers and generating annual revenues of approximately $2 billion, for approximately $3.06 billion, subject to a tax basis step up election as discussed above. In conjunction with a consent order issued by the Federal Trade Commission, on October 4, 2005, we divested a total of 71 centers in order to complete the acquisition of DVA Renal Healthcare. See footnote (5) below. The operating results of DVA Renal Healthcare are included in our operating results from October 1, 2005, and the operating results of the historical DaVita divested centers are reflected as discontinued operations in our consolidated statements of income for all periods presented. The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements filed as part of this report.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$2,973,918	$2,177,330	$1,919,278	$1,766,564	$1,572,307
Operating expenses(2)	2,508,547	1,796,204	1,559,347	1,400,897	1,276,327

Operating income	465,371	381,126	359,931	365,667	295,980
Debt expense	(139,586)	(52,411)	(66,821)	(71,612)	(72,401)
Swap valuations gain, net(3)	4,548
Refinancing (charges) gains(4)	(8,170)		(26,501)	(48,930)	1,629
Other income, net	8,934	4,125	3,042	3,980	2,476

Income from continuing operations before income taxes	331,097	332,840	269,651	249,105	227,684
Income tax expense	123,675	128,332	105,173	102,749	99,269

Income from continuing operations	207,422	204,508	164,478	146,356	128,415
Income from discontinued operations, net of tax (5)	13,157	17,746	11,313	10,973	8,900
Gain on disposal of discontinued operations, net of tax	8,064

Net income	$228,643	$222,254	$175,791	$157,329	$137,315

Basic earnings per common share from continuing operations(5)(6)	$2.06	$2.07	$1.74	$1.36	$1.02

Diluted earnings per common share from continuing operations (5)(6)	$1.99	$1.99	$1.56	$1.22	$0.95

Weighted average shares outstanding:(6)(8)
Basic	100,762,000	98,727,000	94,346,000	107,747,000	125,652,000

Diluted	104,068,000	102,861,000	113,760,000	135,720,000	139,408,000

Ratio of earnings to fixed charges(7)	2.86:1	5.26:1	3.98:1	3.67:1	3.51:1

Balance sheet data:
Working capital	$664,675	$426,985	$242,238	$251,925	$175,983
Total assets	6,279,762	2,511,959	1,945,530	1,775,693	1,662,683
Long-term debt	4,085,435	1,322,468	1,117,002	1,311,252	811,190
Shareholders’ equity(8)	850,609	523,134	306,871	70,264	503,637

(1)	Net operating revenues include $3,771 in 2005, $8,293 in 2004, $24,000 in 2003 and $58,778 in 2002 of Medicare lab recoveries relating to prior years’ services and $22,000 in 2001 of prior years’ dialysis services revenue relating to cash settlements and collections in excess of prior estimates.

(2)	Total operating expenses include recoveries of $5,192 in 2002 and $35,220 in 2001 of accounts receivable reserved in 1999.
(3)	The swap valuation net gains of $4,548 in 2005, represented the accumulated fair value on several swap instruments that were ineffective as cash flow hedges, as a result of the repayment of our credit facilities, as well as changes in the fair values of these swaps until they were redesignated, and represent changes in the fair value of the swaps during periods in which there was no matching variable rate LIBOR-based interest payments.
(4)	Refinancing charges of $8,170 in 2005 represented the write-off of deferred financing costs associated with the extinguishment of our prior credit facility. Refinancing charges of $26,501 in 2003 represented the consideration paid to redeem the $125,000 5 5/8% Convertible Subordinated Notes due 2006 and the $345,000 7% Convertible Subordinated Notes due 2009 in excess of book value, the write-off of related deferred financing costs and other financing fees associated with the amendment of the prior credit facility. Refinancing charges of $48,930 in 2002 represented the write-off of deferred financing costs associated with the retirement of the $225,000 outstanding 9 1/4% Senior Subordinated Notes due 2011. Refinancing gains of $1,629 in 2001 related to the write-off of deferred financing costs offset by accelerated swap liquidation gains from debt refinancing.
(5)	During 2005, we divested a total of 71 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on October 4, 2005 in order for us to complete the acquisition of DVA Renal Healthcare. In addition, we completed the sale of three additional centers that were previously pending state regulatory approval in January 2006. The operating results of the historical DaVita divested and held for sale centers are reflected as discontinued operations in our consolidated financial statements for all periods presented.
(6)	All share and per-share data for all periods presented prior to 2005 have been adjusted to retroactively reflect the effects of a 3-for-2 stock split that occurred in the second quarter of 2004.
(7)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(8)	Share repurchases consisted of 3,350,100 shares of common stock for $96,540 in 2004, 5,162,850 shares of common stock for $107,162 in 2003, 40,991,216 shares of common stock for $642,171 in 2002 and 1,333,050 shares of common stock for $20,360 in 2001. Debt of $124,700 and $526 was converted into 7,302,528 and 24,045 shares of common stock in 2003. Shares issued in connection with stock awards amounted to 3,303,451 in 2005, 5,106,783 in 2004, 3,539,919 in 2003, 5,131,425 in 2002, and 4,711,989 in 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward looking statements

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, pre-tax stock-based compensation expense, capital expenditures, the development of new centers and center acquisitions, the impact of the DVA Renal Healthcare acquisition and our level of indebtedness on our financial performance, including earnings per share, anticipated integration costs, the estimated amounts of the additional payment to Gambro Inc. if we make an election under 338(h)(10) of the Internal Revenue Code and the expected impact of FASB Statement No. 123R. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from preferred provider organizations, or PPO, and private indemnity patients, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, DVA Renal Healthcare’s ability to comply with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, including the integration of DVA Renal Healthcare and the risk factors set forth in this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Overview

We are a leading provider of dialysis services in the United States through a network of approximately 1,233 outpatient dialysis centers and 795 hospitals, serving approximately 96,000 patients. In October 2005, we acquired DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.), one of the largest dialysis service providers in the United States, for approximately $3.06 billion, subject to a tax basis step up adjustment, and entered into a 10-year Alliance and Product Supply Agreement with Gambro valued as a $162 million intangible liability. At the time of the acquisition, DVA Renal Healthcare was operating 566 outpatient dialysis centers and generating annual revenues of approximately $2 billion. The operating results of DVA Renal Healthcare are included in our operating results effective October 1, 2005.

In accordance with a consent order issued by the Federal Trade Commission on October 4, 2005, we were required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements in order for us to complete the DVA Renal Healthcare acquisition. In 2005, we divested a total of 71 centers and terminated the two management services agreements. In addition, effective January 1, 2006, we completed the sale of three additional centers that were previously pending state regulatory approval. We received total cash consideration of approximately $330 million for all of the centers divested and used approximately $13 million to purchase the minority interest ownership of a joint venture, to distribute a minority owners’ share of the sale proceeds, and to pay related transaction costs. We anticipate paying related income taxes of approximately

$90 million. The operating results of the historical DaVita divested centers and its one management services agreement are reflected as discontinued operations in our consolidated financial statements for all periods presented.

Our stated mission is to be the provider, employer and partner of choice. We believe our attention to these three areas—our patients, our teammates, and our business partners represent the major drivers of our long-term success, aside from external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes have improved over each of the past three years, and we ended 2005 with the best clinical outcomes that we have ever achieved. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States. Over the past several years we have achieved significant reductions in teammate turnover, which has been a major contributor to our performance improvements. We will continue to focus on these fundamental long-term value drivers.

We are pleased with the overall clinical, operating and financial performance levels achieved over the past three years. Although our business has areas of significant potential exposure, as delineated in the risk factors in Item 1A, under the heading “Risk Factors,” our operating results over the past three years have not been significantly adversely affected by these risk factors, although we cannot provide any assurance that they will not have an impact in the future.

Our operations represent a single reporting segment, with more than 95% of our revenues currently derived directly from providing dialysis services, of which 85% represents outpatient hemodialysis services in 1,195 centers that are wholly-owned or majority-owned. Other direct dialysis services, which are operationally integrated with our center operations, are peritoneal dialysis and home-based hemodialysis and hospital inpatient hemodialysis services.

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

The number of dialysis treatments increased approximately 36% in 2005 as compared to 2004 and approximately 11% in 2004 as compared to 2003. The acquisition of DVA Renal Healthcare accounted for approximately 23% of treatment volume growth for 2005, and represented approximately 44% of the total treatments in the fourth quarter of 2005. Approximately 8% of the increase in the number of treatments in 2005 resulted from routine acquisitions and approximately 5% was due to increased treatments in existing centers. Acquisitions accounted for approximately 6% of our 2004 year-over-year treatment volume growth, with the remaining 5% attributable to increased treatments in existing centers.

Average revenue per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) patients, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government payment rates, and our dialysis services charge-capture, billing and collecting operations performance.

On average, payment rates from commercial payors are more than double Medicare and Medicaid payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average revenue per treatment. Approximately 87% of our patients are currently covered under government programs (principally Medicare, Medicaid, and Medicare-assigned HMO plans). The acquisition of DVA Renal Healthcare did not materially affect this patient mix percentage.

Approximately 65% of our total dialysis revenue is from government-based programs. Government payment rates are principally determined by federal (Medicare) and state (Medicaid) policy. These payment rates have limited potential for rate increases and are sometimes at risk of being reduced. Medicare revenues represent approximately 50% of our dialysis revenue. Cumulative net increases in Medicare payment rates from 1990 through 2005 total approximately 5%. There were no Medicare payment rate increases for 2003 and 2004. A 1.6% increase was effective on January 1, 2005, however this increase was more than offset by other structural changes to Medicare dialysis payment rates that also became effective January 1, 2005. In addition, effective January 1, 2006, CMS implemented a 1.6% increase. Medicaid rates in some states have been under severe budget pressures. Approximately 35% of our dialysis revenue is from commercial insurance and managed-care plans. Commercial rates can vary significantly and a major portion of our commercial rates are at contracted amounts with major payors and are subject to intense negotiation pressure. Over the past three years we have been successful in maintaining relatively stable average payment rates in the aggregate for patients with commercial plans, in addition to obtaining periodic fee schedule increases, although we expect continued pressure on commercial payment rates.

Approximately 35% of our dialysis revenue has been associated with physician-prescribed pharmaceuticals, with EPO accounting for approximately 25% of our dialysis revenue. Therefore changes in physician practice patterns, pharmaceutical protocols, and pharmaceutical intensities significantly influence our revenue levels. Such changes, driven by physician practice patterns and protocols focused on improving clinical outcomes, accounted for a significant portion of the increase in average revenue per treatment in 2004.

Our operating performance with respect to dialysis services charge-capture, billing and collection can also be a significant factor in how much average revenue per treatment we actually realize. Over the past three years we have invested heavily in new systems and processes that we believe have helped improve our operating performance and reduce our regulatory compliance risks and we expect to continue to improve these systems. We are in the process of upgrading our billing and collections systems as we integrate our systems with DVA Renal Healthcare’s systems which may impact our collections performance.

Our revenue recognition involves significant estimation risks. Our estimates are developed based on the best information available to us and our best judgment as to the reasonably assured collectibility of our billings as of the reporting date. Changes in estimates are reflected in the then current period financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

Our annual average dialysis revenue per treatment for continuing operations was $313, $313 and $305 for 2005, 2004, and 2003, respectively. The revenue per treatment averages for continuing operations for the three and nine month periods ending September 30, 2005, prior to the acquisition of DVA Renal Healthcare, were approximately $317 and $314 per treatment, respectively. Principal factors affecting our average revenue per treatment were increases in our standard fee schedules (principally impacting non-contracted commercial revenue), changes in mix and intensity of physician-prescribed pharmaceuticals, commercial contract negotiations, together with a relatively stable mix of commercial patients and commercial rates. The combined average revenue per treatment for the fourth quarter 2005, including DVA Renal Healthcare’s results from October 1, 2005, was $311 per treatment. The decrease in average revenue per treatment in the fourth quarter reflects the effect of lower average revenue per treatment attributable to the DVA Renal Healthcare centers and a decline in the intensities of physician-prescribed pharmaceuticals in the quarter. Our ability to negotiate acceptable payment rates with contracted commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies, and changes in the mix of government and non-government payments may materially impact our average revenue per treatment in the future. Additionally, the integration process for the DVA Renal Healthcare billing system could adversely affect our collections through the two to three year transition period.

The principal drivers for our patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, and business infrastructure and compliance costs. However, other cost categories can also represent significant cost changes such as increased insurance costs experienced in 2004. Our average clinical hours per treatment have improved over the past three years primarily because of reduced teammate turnover and improved training and processes. We believe there is limited opportunity for productivity improvements beyond the levels achieved in 2004 and 2005, and federal and state policies can adversely impact our ability to achieve optimal productivity levels. Labor rates have increased consistent with general industry trends. For the past three years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors. We expect relatively stable pricing through 2006, however, our agreement with Amgen for the purchase of EPO includes volume discount and other thresholds which could negatively impact our earnings if we are unable to meet those thresholds. Our acquisition of DVA Renal Healthcare did not have a significant impact on our overall patient costs on a per treatment basis in the fourth quarter of 2005.

General and administrative expenses have remained relatively constant as a percent of total revenues over the past three years. However, this reflects substantial increases in spending related to strengthening our business and regulatory compliance processes, legal and other professional fees, and expanding support functions. We expect that these higher levels of general and administrative expenses will be generally maintained or increased to support our long-term initiatives and to support our efforts to achieve the highest levels of regulatory compliance. Approximately $11 million in integration costs associated with the acquisition of DVA Renal Healthcare were incurred in the fourth quarter of 2005, and we currently expect integration costs to be in the range of $50 million in 2006, exclusive of capital asset expenditures.

Although other revenues represent less than 5% of total revenues, successful resolutions of disputed Medicare billings at our Florida lab resulted in recoveries related to prior years’ services being recognized as current period revenue and operating income of approximately $4 million, $8 million, and $24 million in 2005, 2004, and 2003, respectively.

Outlook for 2006.    We are currently targeting operating income in 2006 to be in the $630—$700 million range before the impact of FASB No. 123R related to stock-based compensation expense. We currently expect that our pre-tax stock option expense will be in the range of $20 million to $30 million, significantly dependent on the timing and amounts of grants in 2006, as well as the Company’s stock price at those future dates. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with our physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, DVA Renal Healthcare’s compliance with its corporate integrity agreement, and our ability to complete and integrate acquisitions of businesses, including the integration of DVA Renal Healthcare. You should read “Risk Factors” in this Annual Report on Form 10-K and the forward looking statements and associated risks as discussed on page 32 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

Following is a summary of operating results for reference in the discussion that follows. Prior year operating results have been restated to reflect only continuing operations.

	Year ended December 31,
Continuing Operations	2005		2004		2003
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues:
Current period services	$2,970	100%	$2,169	100%	$1,895	100%
Prior years’ services—laboratory	4		8		24

	2,974		2,177		1,919
Operating expenses and charges:
Patient care costs	2,036	69%	1,470	68%	1,288	68%
General and administrative	272	9%	192	9%	160	8%
Depreciation and amortization	117	4%	83	4%	71	4%
Provision for uncollectible accounts	62	2%	39	2%	34	2%
Minority interests and equity income, net	22		12		7

Total operating expenses and charges	2,509	85%	1,796	83%	1,560	82%

Operating income—including prior years’ recoveries (i.e., including amounts in italics)	$465		$381		$360

Dialysis treatments	9,044,966		6,654,069		6,015,201
Average dialysis treatments per treatment day	28,898		21,225		19,224
Average dialysis revenue per treatment	$313		$313		$305

The operating results of DVA Renal Healthcare are included in our operating results from October 1, 2005. Our operating income margins, excluding recoveries for prior years’ lab services, declined from 17.2% in 2004 to 15.5% in 2005, primarily due to higher labor and benefit costs, and the effects of the DVA Renal Healthcare acquisition. The average revenue per treatment rates attributable to DVA Renal Healthcare centers are lower than our average rates before the acquisition, and we incurred approximately $11 million in integration costs in the fourth quarter of 2005. Our combined operating margin for the fourth quarter of 2005 was approximately 14%.

Net operating revenues

Operating revenues for current period services increased 37% in 2005 compared to 2004 and 14% in 2004 compared to 2003. The acquisition of DVA Renal Healthcare in the fourth quarter of 2005 accounted for approximately 22% of the increase in 2005, approximately 12% was due to increases in the number of dialysis treatments with the balance of approximately 3% due to additional increases in the average dialysis revenue per treatment and additional lab, management fees and ancillary revenue. Approximately 11% of the increase in 2004 was due to increases in the number of dialysis treatments with the balance attributable to increases in the average dialysis revenue per treatment.

Dialysis revenues represented approximately 95%, 96% and 96% of net operating revenues in 2005, 2004, and 2003, respectively. Lab and other ancillary services and management fee income accounted for the balance of revenues.

Dialysis revenues.    We generate approximately 85%, 9% and 6% of our total dialysis revenue from outpatient hemodialysis, peritoneal dialysis and home-based dialysis, and hospital inpatient hemodialysis, respectively. Major components of dialysis revenues include the administration of EPO and other pharmaceuticals as part of the dialysis treatment, which represents approximately 35% of total dialysis revenues.

Approximately 65% of our total dialysis revenues are from government-based programs, principally Medicare, Medicaid, and Medicare Advantage Plans, representing approximately 87% of our total patients. Our non-government payors consist principally of commercial insurance plans, including more than 500 with whom we have contracted rates. Additionally, we have approximately 1,500 single patient agreements establishing our payment rates for patients not covered by other contracts. Approximately 10 percent of our revenue is associated with non-contracted commercial plans. Less than one percent of our dialysis services payments were received directly from patients. No single commercial payor accounts for more than 5% of total dialysis revenues.

On average we are paid at more than double the Medicare or Medicaid rates for services provided to patients covered by commercial healthcare plans. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. As of year-end 2005, the Medicare ESRD dialysis treatment rates for our patients were between $134 and $159 per treatment, or an overall average of $145 per treatment, excluding the administration of separately billed pharmaceuticals.

The majority of our net earnings from dialysis services are derived from commercial payors, some of which pay at negotiated payment rates and others which pay based on our usual and customary fee schedule. The commercial payment rates are under continuous downward pressure as we negotiate contract rates with large HMOs and insurance carriers, and may be further negatively impacted by the DVA Renal Healthcare acquisition. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially.

Our year-over-year treatment volume growth was as follows:

	2005	2004
Treatment growth related to:
Existing and newly opened centers	5.4%	5.8%
Routine center acquisitions	7.5%	5.0%
DVA Renal Healthcare acquisition effective 10/1/05	23.0%	—

Total treatment growth	35.9%	10.8%

The average dialysis revenue per treatment for continuing operations was $313, $313 and $305 for 2005, 2004, and 2003, respectively. The revenue per treatment averages for continuing operations for the three and nine month periods ending September 30, 2005, prior to the acquisition of DVA Renal Healthcare, were approximately $317 and $314 per treatment, respectively. Principal factors affecting our average revenue per treatment were increases in our standard fee schedules (impacting non-contracted commercial revenue), changes in mix and intensity of physician-prescribed pharmaceuticals, commercial contract negotiations, together with a relatively stable mix of commercial patients and commercial rates. The combined average revenue per treatment for the fourth quarter 2005, including DVA Renal Healthcare’s results effective October 1 2005, was $311 per treatment. The decrease in average revenue per treatment in the fourth quarter reflects a lower average revenue per treatment attributable to the DVA Renal Healthcare centers and a decline in the intensities of physician-prescribed pharmaceuticals in the quarter. DVA Renal Healthcare’s percentage mix of government and non-government patients is similar to our historical percentages. Our ability to negotiate acceptable payment rates with contracted commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies, and changes in the mix of government and non-government payments may materially impact our average revenue per treatment in the future. Additionally, the integration process for the DVA Renal Healthcare billing system could adversely affect our collections through the two to three year transition period.

Lab and other services.    Lab and other services represented approximately 4% of net operating revenues for 2005 and 2004. A third-party carrier review of Medicare claims associated with our Florida-based laboratory was initiated in 1998. No Medicare payments were received for our lab services from the second quarter of 1998 until the third quarter of 2002 while we were appealing the Medicare payment withholds. Following a favorable administrative law judge ruling in June 2002, payments for the earliest review periods, as well as for current lab services, were received in the third quarter of 2002. Favorable rulings were subsequently received for the other review periods, resulting in additional recoveries. Prior year recoveries include approximately $59 million received in 2002, $24 million in 2003, $8 million in 2004, and $4 million in 2005. As of December 31, 2005, there are no significant unresolved Medicare lab billing issues.

Management fee income.    Management fee income represented less than 1% of net operating revenues for 2005 and 2004. We operated or provided administrative services to 38 and 34 third-party or minority-owned dialysis centers as of December 31, 2005 and 2004, respectively. Our management fees are principally based on a percentage of the revenue of the managed operations, or based upon a percentage of operating income.

Operating expenses and charges

Patient care costs.    Patient care costs are those costs directly associated with operating and supporting our dialysis centers and ancillary operations, and consist principally of labor, pharmaceuticals, medical supplies and facility costs. As a percentage of current period operating revenues, patient care costs were approximately 69% for 2005, 68% for 2004 and 68% for 2003. On a per-treatment basis, patient care costs increased year-over-year approximately $4 and $7 in 2005 and 2004, respectively. The increase in 2005 was principally due to higher labor and benefit costs, and to a lesser extent medical supply costs. The overall average patient care costs per treatment in the fourth quarter of 2005 were $228 or approximately $4 higher than the full year average. This increase in the fourth quarter was primarily driven by higher pharmaceutical and other medical supply costs, and reflects the blended average of the combined operations after the acquisition of DVA Renal Healthcare. The increase in 2004 was primarily due to higher labor costs and increases in the levels of revenue generating physician prescribed pharmaceuticals. The higher labor costs reflect rising labor rates and the effect of the increase in the number of newly opened centers, which are not yet at normal productivity levels.

General and administrative expenses.    General and administrative expenses consist of those costs not specifically attributable to the dialysis centers and ancillary operations, and include expenses for corporate and divisional administration, including centralized accounting, billing and cash collection functions, and regulatory compliance oversight. General and administrative expenses as a percentage of current period operating revenues were 9.2%, 8.9%, and 8.4% in 2005, 2004, and 2003, respectively. The increase in general and administrative expense for 2005 was primarily due to infrastructure costs for expanding business operations, professional fees for legal and compliance initiatives and government investigations, higher labor costs, and integration costs associated with the DVA Renal Healthcare acquisition. The increase in 2004 principally consisted of higher labor costs, professional fees for legal and compliance initiatives, and increases in support infrastructure for corporate initiatives and business expansion.

Depreciation and amortization.    Depreciation and amortization was approximately 4% of current period operating revenues for each of the past three years, and for the fourth quarter of 2005. See Note 3 to the Consolidated Financial Statements regarding valuations of intangibles acquired or assumed in connection with the acquisition of DVA Renal Healthcare.

Provision for uncollectible accounts.    As a result of the DVA Renal Healthcare acquisition and the higher historical provision rate for DVA Renal Healthcare, the post-acquisition average provision for uncollectible accounts receivable was 2.6% in the fourth quarter of 2005. The provisions for uncollectible accounts receivable were approximately 2.1% of current period operating revenues for the full year 2005, and 1.8% for 2004 and 2003.

Minority interests and equity income, net.    Minority interests net of equity income increased in 2005 by approximately $10 million over 2004 due to an increase in new centers having minority partners as well as growth in the earnings of our joint ventures.

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

Other income

Other income, which was a net of approximately $9 million, $4 million, and $3 million for 2005, 2004, and 2003, respectively, consisted principally of interest income.

Debt expense and refinancing charges

Debt expense for 2005, 2004, and 2003 consisted of interest expense of approximately $134 million, $50 million, and $64 million, respectively, and amortization of deferred financing costs of approximately $5 million in 2005, $2 million in 2004, and $3 million in 2003. The increase in interest expense in 2005 as compared to 2004 was primarily attributable to borrowings under our new credit facility in connection with the acquisition of DVA Renal Healthcare, increases in the LIBOR-based variable interest rates and issuance of our new senior and senior subordinated notes that have average fixed interest rates of approximately 7.0%, offset by changes in our LIBOR-based receipts from swap settlements. The decrease in interest expense in 2004 as compared to 2003 was due to changes in the mix of our debt instruments. For most of 2003 we incurred higher interest rates on our senior subordinated notes, which were paid off in the second half of 2003 and replaced with lower interest rate borrowings from our prior credit facility. This decrease was partially offset by the effect on interest rates from our swap agreements and higher average debt balances.

Provision for income taxes

The provision for income taxes for 2005 represented an effective annualized tax rate of 37.4%, compared with 38.6%, and 39.0% in 2004 and 2003. The lower effective tax rates for 2005 and 2004 were primarily due to lower state income taxes and tax valuation allowance adjustments. We currently project that the effective income tax rate for 2006 will be in the range of 39% to 40%. The higher projected rate for 2006 is principally due to favorable tax valuation adjustments in 2005, higher effective state income tax rates, and lower levels of tax-exempt interest income.

Accounts receivable

Our accounts receivable balances at December 31, 2005 and 2004 represented approximately 71 and 69 days of revenue, respectively, net of bad debt provision. The relative increase in the days of net revenue in accounts receivable as of December 31, 2005 reflects an increased level of delayed billings and delayed cash collections associated with the Medicare certification process for newly opened and acquired centers, as well as general collection patterns.

As of December 31, 2005 approximately $47 million in unreserved accounts receivable, which represented less than 6% of our total unreserved accounts receivable balance, were more than six months old. There were no significant unreserved balances over one year old. Less than one-half of 1% of our treatments are classified as “patient pay”. Virtually all revenue realized is from government and non-government third-party payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2005, other than the standard monthly processing, consisted of approximately $24 million associated with Medicare bad debt claims, classified as “other accounts receivable”. Our Medicare bad debt claims are typically not paid to us until the Medicare fiscal intermediary audits the claims, and such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements except for potentially limiting the collectibility of Medicare bad debt claims.

DVA Renal Healthcare acquisition

On October 5, 2005, we completed our acquisition of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) from Gambro, Inc. under a Stock Purchase Agreement dated December 6, 2004, for $3.06 billion, subject to a tax basis step up election. DVA Renal Healthcare was one of the largest dialysis service providers in the United States, operating 566 outpatient dialysis centers serving approximately 43,000 patients and generating annual revenues of approximately $2 billion. We have incurred approximately $29 million in acquisition related costs through December 31, 2005. If we make an election pursuant to section 338(h)(10) of the Internal Revenue Code as permitted under the Stock Purchase Agreement, we would be required to make an additional cash payment to Gambro Inc., which we currently estimate to be approximately $170 million. This election would result in tax benefits realizable over 15 years.

In conjunction with the acquisition, we entered into an Alliance and Product Supply Agreement (the Supply Agreement) with Gambro AB and Gambro Renal Products, Inc. for a minimum of 10 years. The Supply Agreement has an initial term of seven years and will automatically renew for three additional one-year periods if we have not negotiated the terms of an extension during the initial term period. Under the Supply Agreement we are committed to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices. For the year ended December 31, 2005 our total expenditures on such items was approximately 8% of our total operating costs. See Note 3 of the Notes to Consolidated Financial Statements.

Divestitures per Federal Trade Commission Consent Order.    As a condition of completing the DVA Renal Healthcare acquisition, we were required by the Federal Trade Commission to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements. On October 6, 2005, DaVita and DVA Renal Healthcare completed the sale of 70 outpatient renal dialysis centers to Renal Advantage Inc., formerly known as RenalAmerica, Inc. and also completed the sale of one other center to a separate physician group, and terminated the two management services agreements. In addition, effective January 1, 2006, we completed the sale of three additional centers to Renal Advantage Inc. that were previously pending state regulatory approval in Illinois. We received total cash consideration of approximately $330 million for all of the centers divested and used approximately $13 million to purchase the minority interest ownership of a joint venture, to distribute a minority owner’s share of the sale proceeds, and to pay related transaction costs. We anticipate paying related income taxes of approximately $90 million on these divestitures. As part of this transaction, Renal Advantage assumed specific liabilities related to the centers and all other liabilities were retained by the Company. See Note 3 of the Notes to Consolidated Financial Statements.

The operating results of the historical DaVita divested centers are accounted for as discontinued operations in our consolidated financial statements for all periods presented.

Liquidity and capital resources

Available liquidity.    As of December 31, 2005 our cash balance was $432 million and we had undrawn credit facilities totaling $250 million, of which approximately $50 million was committed for outstanding letters of credit. We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Cash flow from operations during 2005 amounted to $486 million, compared with $420 million, including after-tax Medicare lab recoveries of $17 million for 2004. Non-operating cash outflows in 2005 included $161 million for capital asset expenditures, including $93 million for new center developments and $3,202 million for acquisitions. We also received in 2005 approximately $298 million from the sale of discontinued operations. Non-operating cash outflows in 2004 included $128 million for capital asset expenditures, including $83 million for new center developments, $266 million for acquisitions and $97 million for stock repurchases. The acquisition of DVA Renal Healthcare in the fourth quarter of 2005 resulted in the net addition of 492 dialysis centers after related divestitures. We acquired 54 other dialysis centers and opened 46 new dialysis centers during 2005. During 2004, we acquired a total of 51 dialysis centers and opened 44 new dialysis centers. The largest acquisition during 2004 was the purchase of the common stock of Physicians Dialysis, Inc. (PDI), for approximately $150 million, which added 24 centers.

We currently expect to spend approximately $125 million to $135 million for general capital asset expenditures in 2006, and approximately $130 million to $150 million for new center development and center acquisitions. Our current projections include opening approximately 40 new centers in 2006. We expect to generate approximately $410 million to $480 million of operating cash flow in 2006, before capital expenditures and acquisitions.

2005 capital structure changes.    On October 5, 2005, we entered into a new credit agreement allowing for borrowings of up to $3.05 billion. The facilities under the credit agreement consist of a $250 million six-year revolving credit facility, a $350 million six-year term loan A facility and a $2,450 million seven-year term loan B facility (the Facilities). Existing borrowings under the Facilities bear interest at LIBOR plus margins initially ranging from 2.00% to 2.25%. The margins are subject to adjustment depending upon our achievement of certain financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and the term loan A, and 2.00% to 2.25% for the term loan B. The Facilities are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our and our subsidiary guarantors’ assets. The credit agreement also contains customary affirmative and negative covenants and requires compliance with financial covenants, including a leverage ratio and an interest coverage ratio that determine the interest rate margins described above. The aggregate amount of the Facilities may be increased by up to $500 million as long as no default exists or would result from such increase and we remain in compliance with the financial covenants after such increase. Such additional loans would be on substantially the same terms as the original borrowings under the Facilities.

The term loan A requires annual principal payments of $35 million in 2006, $39.4 million in 2007, $52.5 million in 2008, $61.2 million in 2009, $87.5 million in 2010, and $65.6 in 2011, maturing in October 2011. The term loan B requires annual principal payments of $24.5 million in years 2006 through 2010, $594 million in 2011 and $1,727 million in 2012, maturing in October 2012.

On October 5, 2005, we borrowed $2,850 million under the Facilities ($50 million on the revolving credit facility, $350 million on the term loan A and $2,450 million on term loan B), and used these borrowings, along with available cash of $252 million, to purchase DVA Renal Healthcare and pay related bank fees and expenses of approximately $47 million and to pay fees and expenses in connection with terminating our then-existing credit facility. On October 7, 2005, we repaid the $50 million of the revolving credit facility with proceeds from the sale of the divested centers.

On March 22, 2005, we issued $500 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of $28.6 million. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries, and require semi-annual interest payments. We may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010. We used the net proceeds of $1,323 million along with available cash of $46 million to repay all outstanding amounts under the term loan portions of our then-existing credit facilities, including accrued interest.

In conjunction with the repayment and extinguishment of our prior credit facilities during 2005, we wrote-off deferred financing costs of $8.2 million and reclassified into net income $8.1 million of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of several interest rate swap instruments that became ineffective as cash flow hedges as a result of the repayment of our prior credit facilities. In addition we recorded a net loss of $2.1 million related to changes in fair values of these swaps that were not effective as interest rate hedges until they were redesignated in the second quarter of 2005.

Portions of our various interest rate swap agreements that were previously designated and expected to be effective as forward cash flow hedges became ineffective as a result of us not having any variable rate LIBOR-based interest payments during a portion of 2005. This resulted in a net charge of $1.7 million to swap valuation gains, which includes the $1.5 million discussed below as well as a reclassification into income of $2.0 million of swap valuation losses that were previously recorded in other comprehensive income. The swap payment periods that began after October 2005 were highly effective cash flow hedges with gains or losses from changes in their fair values reported in other comprehensive income.

As of December 31, 2005, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $1,580 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate to fixed rates ranging from 3.08% to 4.2675%, resulting in an overall weighted average effective interest rate of 6.1%, which included the term loan B margin of 2.25%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During 2005, we incurred net cash obligations of approximately $1.8 million from these swaps, $0.3 million of which is included in debt expense and $1.5 million of which is included in swap valuation gains. As of December 31, 2005, the total fair value of these swaps was an asset of approximately $30.8 million. Also during 2005, we recorded $16.8 million, net of tax, of additional comprehensive income for the changes in fair value of the effective portions of these swaps.

At December 31, 2005, our overall credit facility average effective interest rate was 6.62%, and our overall average effective interest rate was 6.74%.

As of December 31, 2005, we had approximately 55% of our variable rate debt and approximately 70% of our total debt economically fixed.

2004 capital structure changes.    In the third quarter of 2004, we amended our then-existing credit facilities in order to modify certain restricted payment covenants principally for acquisitions and share repurchases and we extended the maturity of the then-existing term loan B until June 30, 2010. We also borrowed an additional $250 million under a new term loan C principally to fund potential acquisitions and share repurchases. The Term Loan C interest rate was LIBOR plus 1.75% for an overall effective rate of 4.16% at December 31, 2004.

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

As of December 31, 2004, we maintained three interest rate swap agreements with amortizing notional amounts totaling $345 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate to fixed rates ranging from 3.08% to 3.64%, resulting in an overall weighted average effective interest rate of 5.27%, which includes the term loan B margin of 2.00% and a term loan C margin of 1.75%. The swap agreements expire in 2008 and 2009 and require quarterly interest payments. During 2004, we incurred net cash obligations of $5.3 million from these swaps which is included in debt expense. As of December 31, 2004, the fair value of these swaps was an asset of $2.4 million resulting in additional comprehensive income during the year of $3.9 million before tax.

On December 10, 2004 we entered into two forward interest rate swap agreements that will have the economic effect of modifying the LIBOR-based interest rate to a fixed rate at 3.875% effective July 1, 2005. The total amortizing notional amount of these two swaps is $800 million and both expire in January 2010 and require quarterly interest payments that began in October 2005. As of December 31, 2004, the aggregate notional amount of these swaps was $800 million and their fair value was an asset of $0.4 million, which resulted in additional comprehensive income during the year of $0.2 million, net of tax.

As a result of our swap agreements, over 80% of our outstanding variable rate debt was economically fixed as of December 31, 2004.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers, in the form of put provisions in joint venture agreements, which are exercisable at the third-party owners’ future discretion. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us. We also have potential cash commitments to provide operating capital advances as needed to several third-party centers including minority owned centers and centers and clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2005 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$71	$143	$199	$3,737	$4,150
Interest payments on senior and senior subordinated notes	95	190	190	360	835
Capital lease obligations	1	3	1	2	7
Operating leases	137	236	178	267	818

	$304	$572	$568	$4,366	$5,810

Potential cash requirements under existing commitments:
Letters of credit	$48				$48
Acquisition of dialysis centers	105	27	30	17	179
Working capital advances to third-parties under administrative services agreements	15				15

	$168	$27	$30	$17	$242

Not included above are interest payments related to our credit facilities. Our credit facilities bear interest at LIBOR plus margins ranging from 1.50% and 2.25% and are adjustable depending upon our achievement of certain financial ratios. At December 31, 2005 our credit facilities had a combined effective interest rate of 6.62%. Interest payments are due at the maturity of specific payment period tranches within each Term Loan. Future interest payments will depend upon the amount of principal payments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no prepayments on our credit facilities during 2006 and no changes in the effective interest rate, approximately $182 million of interest would be required to be paid in 2006.

In addition to the above commitments, we have an agreement with Gambro AB and Gambro Renal Products, Inc. to purchase a significant majority of our hemodialysis products, supplies and equipment over the next ten years, in accordance with the Alliance and Product Supply Agreement that we entered into in conjunction with our acquisition of DVA Renal Healthcare. Our total expenditures on such items has been approximately 8% of our total operating costs. The actual amount of purchases in future years under the Alliance and Product Supply Agreement will depend upon a number of factors, including the operating and capital requirements of our centers, the number of centers we acquire, growth of our existing centers and Gambro Renal Products’ ability to meet our needs. See Note 3 to Notes to Consolidated Financial Statements regarding the valuation of this commitment.

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

On March 4, 2005, we received a subpoena from the United States Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. We have met with representatives of the government to discuss the scope of the subpoena and are in the process of producing responsive documents. In October 2005, we received a request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records, relating to the administration and billing of EPO. We intend to continue to cooperate with the government’s investigation. The subpoenas have been issued in connection with a joint civil and criminal investigation. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

On October 25, 2004, we received a subpoena from the United States Attorney’s office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels or PTH, and to products relating to vitamin D therapies. We believe that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and our recently acquired subsidiary, DVA Renal Healthcare. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against us or DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

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

We have received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit, or MFCU, regarding certain aspects of the EPO practices taking place at facilities managed by us in New York. We are cooperating with the MFCU’s informal inquiries and have provided documents and information to the MFCU. To the best of our knowledge, no proceedings have been initiated against us and the MFCU has not indicated an intention to do so, although we cannot predict whether we will receive further inquiries or whether or when proceedings might be initiated.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees that worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. We are evaluating the claims and intend to vigorously defend ourselves in the matter. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot estimate the range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff seeks to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleges, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. We are investigating these claims and intend to vigorously defend ourselves in the matter. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot estimate the range of damages, if any.

In addition to the foregoing, we are subject to claims and suits in the ordinary course of business, including from time to time, contractual disputes and professional and general liability claims. We may also be subject to additional claims by commercial payors and other third parties relating to billing practices and other matters covered by the DVA Renal Healthcare settlement agreement with the Department of Justice. We believe that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Critical accounting estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and provision for uncollectible accounts, impairments of long-lived assets, variable compensation accruals, accounting for income taxes and purchase accounting valuation estimates, are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

Revenue recognition and accounts receivable.    There are significant estimating risks associated with the amount of revenue that we recognize for a reporting period. Payment rates are often subject to significant uncertainties related to wide variations in the coverage terms of the more than 500 commercial healthcare plans under which we receive payments. In addition, ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Revenue recognition uncertainties inherent in our operations are addressed in AICPA Statement of Position (SOP) No. 00-1. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Revenues associated with Medicare and Medicaid programs are recognized based on a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g. 80% for Medicare patients) and b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g. Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates, however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 96,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided.

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

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.

Impairments of long-lived assets.    We account for impairment of long-lived assets, which include property and equipment, investments, amortizable intangible assets and goodwill, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. Impairment reviews are performed whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable, and at least annually for goodwill.

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

Accounting for income taxes.    We estimate our income tax provision to recognize our tax expense for the current year and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. See Note 12 to the Consolidated Financial Statements. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain or future events unpredictable.

Variable compensation accruals.    We estimate variable compensation accruals quarterly based upon the annual amounts expected to be earned and paid out resulting from the achievement of certain teammate-specific and/or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses, awards and benefit plan contributions, are updated periodically based on changes in our economic condition or cash flows that could ultimately impact the actual final award. Actual results may vary due to the subjectivity involved in anticipating fulfillment of specific and/or corporate goals, as well as the final determination and approval of amounts by our Board of Directors.

Purchase accounting valuation estimates.    The valuation of the tangible and intangible assets and liabilities acquired or assumed in connection with the DVA Renal Healthcare acquisition required numerous assessments and assumptions, including those concerning dialysis industry trends, our company’s business strategies and plans, the strategies of present or potential competitors, the quality of our continuing relationships with physicians and teammates and the likely effects of changes in those relationships, and other competitive and market conditions including those that involve dialysis product suppliers. These assumptions include expected outcomes under different acquisition agreement terms, and as a result, involve estimates of which the ultimate accuracy will never be known. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future. Long-lived tangible and intangible assets will be subject to our regular ongoing impairment assessments.

Significant new accounting standards

Effective January 1, 2006 we adopted SFAS Statement No. 123R, Share-Based Payment, that amended FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions that involve the creation of a liability in exchange for goods or services that are based on the fair value of its equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions of equity instruments issued for services to non-employees or the accounting for employee stock ownership plans. The standard also requires that the tax benefits realized from stock option exercises in excess of the stock-based compensation expenses recognizable for financial statement purposes be reported as a cash flows from financing activities rather than as an operating cash flow as currently required. This would reduce net operating cash flows and increase net financing cash flows upon adoption. We currently expect that our pretax stock option expense will be in the range of $20 million to $30 million, significantly dependent on the timing and amounts of grants in 2006, as well as the Company’s stock price at those future dates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2005. The variable rates presented reflect the current rates in effect at the end of 2005 including the economic effects of our swap agreements. These rates are based on LIBOR plus margins based upon performance and leverage criteria plus the economic impact from the swap agreements. The margins currently in effect range from 2.00% to 2.25%. For our interest rate swap agreements, the table below presents the notional amounts by contract maturity date and the related interest rate terms of the agreements (to pay fixed rates, and to receive LIBOR).

	Expected maturity date						Total	Fair Value	Average interest rate
	2006	2007	2008	2009	2010	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$10	$3	$1	$1	$1	$1,352	$ 1,368	$1,387	6.98%
Variable rate	$62	$64	$78	$86	$112	$2,387	$ 2,789	$2,789	6.62%

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2006	2007	2008	2009	2010
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,580	$240	$372	$378	$401	$189	3.08% to 4.2675%	LIBOR	$30.8

As of December 31, 2005, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $1,580 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate to fixed rates ranging from 3.08% to 4.2675% for an overall weighted average effective interest rate of 6.1%, which included the term loan B margin of 2.25%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During 2005, we incurred net cash obligations of approximately $1.8 million from these swaps, $0.3 million of which is included in debt expense and $1.5 million of which is included in swap valuation gains. As of December 31, 2005, the total fair value of these swaps was an asset of approximately $30.8 million. Also during 2005, we recorded $16.8 million, net of tax, of additional comprehensive income for the changes in fair value of the effective portions of these swaps.

In conjunction with the repayment and extinguishment of our prior credit facilities during 2005, we reclassified into net income $8.1 million of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of several interest rate swap instruments that became ineffective as cash flow hedges as a result of the repayment of our prior credit facilities. In addition we recorded a net loss of $2.1 million related to changes in fair values of these swaps that were not effective as interest rate hedges until they were redesignated in the second quarter of 2005.

Portions of our various interest rate swap agreements that were previously designated and expected to be effective as forward cash flow hedges became ineffective as a result of us not having any variable rate LIBOR-based interest payments during a portion of 2005. This resulted in a net charge of $1.7 million to swap valuation gains, which includes the $1.5 million discussed above as well as a reclassification into income of $2.0 million of swap valuation losses that were previously recorded in other comprehensive income. The swap payment periods that began after October 2005 were highly effective as cash flow hedges with gains or losses from changes in their fair values reported in other comprehensive income.

At December 31, 2005, our overall credit facility average effective interest rate was 6.62%, and our overall average effective interest rate was 6.74%.

As a result of all of our swap agreements, we had over 55% of our outstanding variable rate debt economically fixed and approximately 70% of our total debt economically fixed as of December 31, 2005.

One means of assessing exposure to debt-related interest rate changes is duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $3.2 million, $5.9 million, and $6.5 million, net of tax, for the years ended December 31, 2005, 2004, and 2003, respectively.

Exchange rate sensitivity

We are currently not exposed to any foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data.

See the Index to Financial Statements and Index to Financial Statement Schedules included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosures.

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

Management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, is included in the Report of Management on page F-1 and incorporated herein by reference. In conducting its evaluation of internal control over financial reporting, management’s scope excluded the operations of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) as permitted by Section

404 of the Sarbanes-Oxley Act. The Company acquired all of the outstanding common stock of DVA Renal Healthcare effective October 1, 2005. At December 31, 2005, internal controls over financial reporting of DVA Renal Healthcare associated with total assets of approximately $900 million and total revenue of approximately $470 million were excluded from management’s assessment of the internal control over financial reporting of the Company.

There has not been any change in the Company’s internal control over financial reporting that was identified during the evaluation that occurred during the fourth fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

In 2002, we adopted a Corporate Governance Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all of our financial accounting and legal professionals who are directly or indirectly involved in the preparation, reporting and fair presentation of our financial statements and Exchange Act Reports. The Code of Ethics is posted on the Company’s website, located at http://www.davita.com. The Company also maintains a Corporate Code of Conduct that applies to all of its employees, which is posted on the Company’s website.

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

On June 9, 2005, we submitted to the New York Stock Exchange a certification signed by our Chief Executive Officer that he was not aware of any violation by us of the NYSE corporate governance listing standards.

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” included in our definitive proxy statement relating to our 2006 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal No. 1. Election of Directors” under the subheading “Compensation of directors” and the section entitled “Executive Compensation” included in our definitive proxy statement relating to our 2006 annual stockholder meeting. The compensation committee report and performance graph required by Items 402(k) and (l) of Regulation S-K are not incorporated herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 31, 2005, including the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, the 1999 Equity Compensation Plan, the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan, the Special Purpose Option Plan (RTC Plan), the 2002 Equity Compensation Plan, the Employee Stock Purchase Plan and the deferred stock unit arrangements. The material terms of each of these plans and arrangements are described in Note 15 of the Notes to the Consolidated Financial Statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan and the deferred stock unit arrangements were not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	7,570,679	$28.67	12,001,830	19,572,509
Equity compensation plans not requiring shareholder approval	2,251,780	$15.03	214,589	2,466,369

Total	9,822,459	$25.54	12,216,419	22,038,878

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2006 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement relating to our 2006 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2006 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(14)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(17)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.(11)

4.1	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Registration Rights Agreement for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.4	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.5	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(16)

4.6	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(16)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Third Amendment to Mr. Thiry’s Employment Agreement, dated March 31, 2005.(15)*

10.5	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.6	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.8	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.(7)*

10.9	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(11)*

10.10	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(12)*

10.11	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(19)*

10.12	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(18)*

10.13	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(18)*

10.14	Severance and General Release Agreement between DaVita Inc. and Lori Pelliccioni, entered into as of November 3, 2005.(18)*

10.15	Amended and restated Employment Agreement effective as of February 28, 2005, by and between DaVita Inc. and Denise Fletcher.(19)*

10.16	Second Amended and Restated 1994 Equity Compensation Plan.(9)*

10.17	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.18	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.19	First Amended and Restated Special Purpose Option Plan.(9)*

10.20	Amended and Restated 1999 Equity Compensation Plan.(10)*

10.21	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.22	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan.(15)*

10.23	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.24	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.25	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(16)

10.26	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(16)

10.27	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(19)**

10.28	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(16)**

10.29	Freestanding Dialysis Center Agreement No. 200308359, effective January 1, 2004, between Amgen USA and Gambro Healthcare, Inc.(16)**

10.30	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(16)

10.31	Form of Indemnity Agreement.(19)*

10.32	First Amended and Restated DaVita Inc. Executive Incentive Plan.(15)*

10.33	Post-Retirement Deferred Compensation Arrangement.(19)*

10.34	Memorandum relating to bonus structure for Charles J. McAllister.(19)*

10.35	Memorandum Relating to Bonus Structure for Thomas O. Usilton.(16)*

10.36	Memorandum Relating to Bonus Structure for Joseph Schohl.(16)*

10.37	Director Compensation Philosophy and Plan.(16)*

10.38	DaVita Voluntary Deferral Plan.(16)*

12.1	Computation of Ratios of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(13)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated March 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated March 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated March 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated March 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Form 8-K.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999.
(5)	Filed on August 14, 2000 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(10)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(11)	Filed on August 5, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(12)	Filed on November 8, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.
(13)	Filed on February 27, 2004 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.
(14)	Filed on December 8, 2004 as an exhibit to the Company’s Form 8-K.
(15)	Filed on May 4, 2005 as an exhibit to the Company’s Form 10-Q for the quarter ending March 31, 2005.
(16)	Filed on November 8, 2005 as an exhibit to the Company’s Form 10-Q for the quarter ending September 30, 2005.
(17)	Filed on October 11, 2005 as an exhibit to the Company’s Form 8-K.
(18)	Filed on November 4, 2005 as an exhibit to the Company’s Form 8-K.
(19)	Filed on March 3, 2005 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

DAVITA INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining an adequate system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and which includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

During the last fiscal year, the Company conducted an evaluation, under the oversight of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. This evaluation was completed based on the criteria established in the report titled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

In conducting its evaluation, management’s scope excluded the operations of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) as permitted by Section 404 of the Sarbanes-Oxley Act. The Company acquired all of the outstanding common stock of DVA Renal Healthcare effective October 1, 2005. At December 31, 2005, internal controls over financial reporting of DVA Renal Healthcare associated with total assets of approximately $900 million and total revenue of approximately $470 million were excluded from management’s assessment of the system of internal control over financial reporting of the Company.

The Company’s consolidated financial statements have also been audited and reported on by our independent registered public accounting firm, KPMG LLP, who issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2005, and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2005, and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DaVita Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Seattle, Washington

March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DaVita Inc:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that DaVita Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that DaVita Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) effective October 1, 2005 and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, DVA Renal Healthcare Inc.’s internal control over financial reporting associated with total assets of approximately $900 million and total revenue of approximately $470 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DVA Renal Healthcare Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

March 2, 2006

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net operating revenues	$2,973,918	$2,177,330	$1,919,278

Operating expenses and charges:
Patient care costs	2,035,243	1,470,175	1,287,652
General and administrative	272,463	192,082	159,628
Depreciation and amortization	116,836	82,912	71,448
Provision for uncollectible accounts	61,916	38,786	33,959
Minority interests and equity income, net	22,089	12,249	6,660

Total operating expenses and charges	2,508,547	1,796,204	1,559,347

Operating income	465,371	381,126	359,931

Debt expense	(139,586)	(52,411)	(66,821)
Swap valuation gain, net	4,548
Refinancing charges	(8,170)		(26,501)
Other income, net	8,934	4,125	3,042

Income from continuing operations before income taxes	331,097	332,840	269,651
Income tax expense	123,675	128,332	105,173

Income from continuing operations	207,422	204,508	164,478

Discontinued operations
Income from operations of discontinued operations, net of tax	13,157	17,746	11,313
Gain on disposal of discontinued operations, net of tax	8,064

Net income	$228,643	$222,254	$175,791

Earnings per share:
Basic earnings per share from continuing operations net of tax	$2.06	$2.07	$1.74

Basic earnings per share	$2.27	$2.25	$1.86

Diluted earnings per share from continuing operations	$1.99	$1.99	$1.56

Diluted earnings per share	$2.20	$2.16	$1.66

Weighted average shares for earnings per share:
Basic	100,762,000	98,727,000	94,346,000

Diluted	104,068,000	102,861,000	113,760,000

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$431,811	$251,979
Accounts receivable, less allowance of $138,598 and $58,166	853,560	453,295
Inventories	69,130	31,843
Other receivables	116,620	47,219
Other current assets	38,463	5,791
Deferred income taxes	144,824	78,593

Total current assets	1,654,408	868,720
Property and equipment, net	750,078	412,064
Amortizable intangibles, net	235,944	60,719
Investments in third-party dialysis businesses	3,181	3,332
Other long-term assets	41,768	10,898
Goodwill	3,594,383	1,156,226

	$6,279,762	$2,511,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$212,049	$96,231
Other liabilities	381,964	157,214
Accrued compensation and benefits	231,994	133,919
Current portion of long-term debt	71,767	53,364
Income taxes payable	91,959	1,007

Total current liabilities	989,733	441,735
Long-term debt	4,085,435	1,322,468
Other long-term liabilities	26,416	22,570
Alliance and product supply agreement and other intangibles, net	163,431
Deferred income taxes	75,499	148,859
Minority interests	88,639	53,193
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 and 134,862,283 shares issued)	135	135
Additional paid-in capital	569,751	542,714
Retained earnings	839,930	611,287
Treasury stock, at cost (32,927,026 and 36,295,339 shares)	(574,013)	(632,732)
Accumulated comprehensive income valuations	14,806	1,730

Total shareholders’ equity	850,609	523,134

	$6,279,762	$2,511,959

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$228,643	$222,254	$175,791
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	119,719	86,666	74,687
Stock options, principally tax benefits	41,837	42,770	20,180
Deferred income taxes	(63,357)	29,115	20,914
Minority interests in income of consolidated subsidiaries	24,714	15,135	8,908
Distributions to minority interests	(16,246)	(10,461)	(7,663)
Equity investment income	(1,406)	(1,441)	(1,596)
Loss on divestitures	921	764	2,130
Gain on discontinued operations	(16,777)
Non-cash debt expense	5,157	2,088	3,124
Refinancing charges	8,170		26,501
Swap valuation gain	(4,548)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable and other receivables	(62,021)	(59,263)	(61,550)
Medicare lab recoveries		19,000	(19,000)
Inventories	11,980	4,257	3,159
Other current assets	1,893	(381)	6,884
Other long-term assets	(2,039)	3,345	4,692
Accounts payable	28,869	17,764	(6,875)
Accrued compensation and benefits	21,664	32,899	5,821
Other current liabilities	72,615	42,784	9,958
Income taxes	90,958	(25,995)	17,810
Other long-term liabilities	(5,192)	(1,355)	9,773

Net cash provided by operating activities	485,554	419,945	293,648

Cash flows from investing activities:
Additions of property and equipment, net	(161,365)	(128,328)	(100,272)
Acquisitions	(3,202,404)	(266,265)	(99,645)
Proceeds from discontinued operations	298,849	1,223	2,275
Investments in and advances to affiliates, net	20,308	14,344	4,456
Intangible assets	(751)	(635)	(790)

Net cash used in investing activities	(3,045,363)	(379,661)	(193,976)

Cash flows from financing activities:
Borrowings	6,832,557	4,444,160	4,766,276
Payments on long-term debt	(4,058,951)	(4,236,861)	(4,797,994)
Debt redemption premium			(14,473)
Deferred financing costs	(77,884)	(4,153)	(4,193)
Purchase of treasury stock		(96,540)	(107,162)
Stock option exercises	43,919	43,432	23,056

Net cash provided by (used in) financing activities	2,739,641	150,038	(134,490)

Net increase (decrease) in cash and cash equivalents	179,832	190,322	(34,818)
Cash and cash equivalents at beginning of year	251,979	61,657	96,475

Cash and cash equivalents at end of year	$431,811	$251,979	$61,657

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income valuations	Total
	Shares	Amount			Share	Amount
Balance at December 31, 2002	133,312	$133	$519,370	$213,292	(42,324)	$(662,531)	—	$70,264

Comprehensive income:
Net income				175,791				175,791
Unrealized loss on interest rate swaps							$(924)	(924)

Total comprehensive income								174,867

Shares issued upon conversion of debt			14,076		7,326	114,700		128,776
Shares issued to employees and others	63		873					873
Deferred stock unit shares issued			(220)		49	770		550
Stock options exercised	1,431	2	(14,704)		2,060	33,225		18,523
Income tax benefit on stock options exercised and stock award expense			20,204					20,204
Stock option expense			(24)					(24)
Treasury stock purchases					(5,163)	(107,162)		(107,162)

Balance at December 31, 2003	134,806	$135	$539,575	$389,083	(38,052)	$(620,998)	$(924)	$306,871

Comprehensive income:
Net income				222,254				222,254
Unrealized gain on interest rate swaps							2,654	2,654

Total comprehensive income								224,908

Shares issued to employees and others	56		959					959
Restricted stock unit shares issued			(936)		161	2,629		1,693
Stock options exercised			(39,497)		4,946	82,177		42,680
Income tax benefit on stock options exercised and stock award expense			42,770					42,770
Payment of stock split fractional shares and related costs			(157)	(50)				(207)
Treasury stock purchases					(3,350)	(96,540)		(96,540)

Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134

Comprehensive income:
Net income				228,643				228,643
Unrealized gain on interest rate swaps							16,821	16,821
Less reclassification of net swap valuation gains into net income, net of tax							(3,745)	(3,745)

Total comprehensive income								241,719

Shares issued to employees and others			657		64	1,118		1,775
Restricted stock unit shares issued			(492)		28	492		—
Stock options exercised			(14,965)		3,276	57,109		42,144
Income tax benefit on stock options exercised and stock award expense			41,837					41,837
Payment of stock split fractional shares and related costs
Treasury stock purchases

Balance at December 31, 2005	134,862	$135	$569,751	$839,930	(32,927)	$(574,013)	$14,806	$850,609

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. operates kidney dialysis centers and provides related medical services primarily in dialysis centers and in contracted hospitals across the United States. These operations represent a single business segment. On October 5, 2005, the Company completed its acquisition of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) from Gambro Inc. under the Stock Purchase Agreement dated December 6, 2004, for approximately $3.06 billion. DVA Renal Healthcare was one of the largest dialysis service providers in the United States, operating 566 outpatient dialysis centers, serving approximately 43,000 patients and generating annual revenues of approximately $2 billion. In order for the Company to complete the acquisition of DVA Renal Healthcare, it was required to divest a number of outpatient dialysis centers and to terminate two management services agreements. See Note 3 to the Consolidated Financial Statements for a discussion of these transactions.

The operating results of DVA Renal Healthcare, Inc. are included in the Company’s consolidated financial statements from October 1, 2005. The operating results of the historical DaVita divested centers and its one management services agreement are reflected as discontinued operations for all periods presented.

All share and per share data prior to 2005 have been adjusted to retroactively reflect the effects of a three-for-two stock split in the form of a stock dividend in the second quarter of 2004.

Basis of presentation

These consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. The financial statements include the Company’s subsidiaries and partnerships that are wholly-owned, majority-owned, or in which the Company maintains a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Non-consolidated equity investments are recorded under the equity or cost method of accounting as appropriate. Prior year balances and amounts have been classified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the reported amounts in the financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Net operating revenues and accounts receivable

Revenues associated with Medicare and Medicaid programs are recognized based on a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Revenues associated with commercial health plans are estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, commercial health plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, and regulatory compliance issues.

Operating revenues are recognized in the period services are provided. Revenues consist primarily of payments from Medicare, Medicaid and commercial health plans for dialysis and ancillary services provided to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule.

Commercial revenue recognition involves substantial estimating risks. With many larger, commercial insurers the Company has several different contracts and payment arrangements, and these contracts often include only a subset of the Company’s centers. It is often not possible to determine which contract, if any, should be applied prior to billing. In addition, for services provided by non-contracted centers, final collection may require specific negotiation of a payment amount, typically at a significant discount from the Company’s usual and customary rates.

Services covered by Medicare and Medicaid are less subject to estimating risk. Both Medicare and Medicaid rates use prospective payment methods established in advance with definitive terms. Medicare payments for bad debt claims are subject to individual center profitability, as established by cost reports, and require evidence of collection efforts. As a result, billing and collection of Medicare bad debt claims are often delayed significantly; and final payment is subject to audit. Medicaid payments, when Medicaid coverage is secondary, may also be difficult to estimate. For many states, Medicaid payment terms and methods differ from Medicare, and may prevent accurate estimation of individual payment amounts prior to billing.

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

Management and administrative support services are provided to dialysis centers and physician practices not owned by the Company or where the Company has a minority ownership interest. The management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net operating revenues as earned.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Other income, net

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

Assets of discontinued operations

Assets to be disposed of that meet all the criteria to be classified as held for sale as set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets are included in other current assets. Assets held for sale are not depreciated while they are classified as held for sale.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairment. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leasehold improvements, the shorter of their economic useful life or the expected lease term; and equipment and information systems, principally 3 to 8 years. Disposition gains and losses are included in current operating expenses.

Amortizable intangibles

Amortizable intangible assets and liabilities include non-competition and similar agreements, lease agreements, hospital acute services contracts, deferred debt issuance costs and the Gambro Alliance and Product Supply Agreement, each of which have determinate useful lives. Non-competition and similar agreements are amortized over the terms of the agreements, typically ten years, using the straight-line method. Lease agreements and hospital acute service contracts are amortized straight-line over the term of the lease and the contract period, respectively. Deferred debt issuance costs are amortized to debt expense over the term of the related debt using the effective interest method. The Alliance and Product Supply Agreement intangible liability is being amortized straight-line over the term of the agreement, which is ten years.

Goodwill

Goodwill represents the difference between the purchase cost of acquired businesses and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the book value of goodwill exceeds its fair value. The Company operates as one reporting unit for goodwill impairment assessments.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Impairment of long-lived assets

Long-lived assets, including property and equipment, investments, and amortizable intangible assets, are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in our business strategy and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Impairment charges are included in operating expenses. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals.

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

Minority interests

Consolidated income is reduced by the proportionate amount of income accruing to minority interests. Minority interests represent the equity interests of third-party owners in consolidated entities which are not wholly-owned. As of December 31, 2005, third parties held minority ownership interests in 67 consolidated entities.

Stock-based compensation

Stock-based compensation for employees has been determined in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, as allowed under SFAS No. 123 Accounting for Stock-Based Compensation. Under that standard, stock option grants to employees do not result in an expense if the exercise price is at least equal to the market price at the date of grant. Stock-based compensation expense is also measured and recorded for certain modifications to stock awards as required under FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation. Restricted stock units are valued at the closing stock price on the date of grant and are amortized over the respective vesting periods.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pro forma net income and earnings per share.    If the Company had adopted the fair value-based compensation expense provisions of SFAS No. 123 upon the issuance of that standard, net income and net income per share would be equal to the pro forma amounts indicated below:

	Year ended December 31,
Pro forma—As if all stock options were expensed	2005	2004	2003
Net income:
As reported	$228,643	$222,254	$175,791
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,112	1,168	1,036
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(12,180)	(10,109)	(9,554)

Pro forma net income	$218,575	$213,313	$167,273

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$218,575	$213,313	$167,273

Weighted average shares outstanding	100,713	98,694	94,253
Vested restricted stock units	49	33	93

Weighted average shares for basic earnings per share calculation	100,762	98,727	94,346

Basic net income per share—Pro forma	$2.17	$2.16	$1.77

Basic net income per share—As reported	$2.27	$2.25	$1.86

Pro forma diluted earnings per share:
Pro forma net income	$218,575	$213,313	$167,273
Debt expense savings, net of tax, from assumed conversion of convertible debt			13,011

Pro forma net income for diluted earnings per share calculation	$218,575	$213,313	$180,284

Weighted average shares outstanding	100,713	98,694	94,253
Vested restricted stock units	49	33	93
Assumed incremental shares from stock plans	3,167	4,271	4,256
Assumed incremental shares from convertible debt			14,926

Weighted average shares for diluted earnings per share calculation	103,929	102,998	113,528

Diluted net income per share—Pro forma	$2.10	$2.07	$1.59

Diluted net income per share—As reported	$2.20	$2.16	$1.66

The fair values of stock option grants were estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average expected volatility of 27% for 2005, 37% for 2004 and 40% for 2003, risk-free interest rates of 4.11%, 2.91%, and 2.07% for 2005, 2004, and 2003, respectively, weighted average expected lives of 3.25 years for 2005 and 3.5 years for 2004 and 2003, and dividend yield of 0% for all years presented.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

New accounting standard

Effective January 1, 2006 the Company adopted SFAS Statement No. 123R, Share-Based Payment, that amended FASB Statements No. 123 and 95 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions that involve the creation of a liability in exchange for goods or services that are based on the fair value of its equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions of equity instruments issued for services to non-employees or the accounting for employee stock ownership plans. The standard also requires that the tax benefits realized from stock option exercises in excess of stock-based compensation expense recognizable for financial statement purposes be reported as cash flows from financing activities rather than as an operating cash flow as currently required. This would reduce net operating cash flows and increase net financing cash flows upon adoption. The Company currently estimates that the adoption of this standard will increase the Company’s reported pre-tax operating expenses for 2006 by approximately $20,000 to $30,000, or approximately $12,000 and $18,000 after tax.

Interest rate swap agreements

The Company has from time to time entered into interest rate swap agreements as a means of managing its exposure to variable-based interest rate changes. These agreements are not held for trading or speculative purposes, and have the economic effect of converting portions of our variable rate debt to a fixed rate. The agreements are highly effective cash flow hedges, although certain portions of the swap agreements were ineffective as a result of changes in the Company’s debt structure during 2005, which partial ineffectiveness is included in net income. Any gains or losses resulting from changes in the fair values of effective swaps are reported in other comprehensive income until such time as the agreements are either dedesignated, sold or terminated, at which time the amounts are reclassified into net income. Net amounts paid or received under the effective swaps have been reflected as adjustments to interest expense.

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

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share)
Basic:
Income from continuing operations	$207,422	$204,508	$164,478
Income from discontinued operations, net of tax	13,157	17,746	11,313
Gain on disposal of discontinued operations, net of tax	8,064

Net income	$228,643	$222,254	$175,791

Weighted average shares outstanding during the year	100,713	98,694	94,253
Vested restricted stock units	49	33	93

Weighted average shares for basic earnings per share calculation	100,762	98,727	94,346

Basic earnings per share from continuing operations, net of tax	$2.06	$2.07	$1.74
Income from discontinued operations, net of tax	0.13	0.18	0.12
Gain on disposal of discontinued operations, net of tax	0.08

Basic net income per share	$2.27	$2.25	$1.86

Diluted:
Income from continuing operations	$207,422	$204,508	$164,478
Debt expense savings, net of tax, from assumed conversion of convertible debt			13,011

Income from continuing operations as adjusted, net of tax	$207,422	$204,508	$177,489
Income from discontinued operations, net of tax	13,157	17,746	11,313
Gain on disposal of discontinued operations, net of tax	8,064

Net income for diluted earnings per share calculation	$228,643	$222,254	$188,802

Weighted average shares outstanding during the year	100,713	98,694	94,253
Vested restricted stock units	49	33	93
Assumed incremental shares from stock plans	3,306	4,134	4,488
Assumed incremental shares from convertible debt			14,926

Weighted average shares for diluted earnings per share calculation	104,068	102,861	113,760

Diluted earnings per share from continuing operations, net of tax	$1.99	$1.99	$1.56
Income from discontinued operations, net of tax	0.13	0.17	0.10
Gain on disposal of discontinued operations, net of tax	0.08

Diluted net income per share	$2.20	$2.16	$1.66

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Options to purchase 2,419,750 shares at $45.60 to $52.81 per share, 178,369 shares at $30.87 to $39.62 per share and 261,803 shares at $18.73 to $26.23 per share were excluded from the diluted earnings per share calculations for 2005, 2004 and 2003, respectively, because they were anti-dilutive. The calculation of diluted earnings per share assumes conversion of both the 5 5/8% and 7% convertible subordinated notes for the pro-rata periods such notes were outstanding in 2003.

3.    Acquisitions and divestitures

Acquisitions

The total acquisition amounts were as follows:

	Year ended December 31,
	2005	2004	2003
Cash paid, net of cash acquired	$3,202,404	$266,265	$99,645
Deferred purchase payments and acquisition obligations	9,331	429	5,146

Aggregate purchase cost	$3,211,735	$266,694	$104,791

Number of chronic dialysis centers acquired (before divestitures)	609	51	27

Aggregate purchase costs of acquired dialysis centers	$3,211,078	$262,458	$84,102

Acquisition of DVA Renal Healthcare, Inc.

On October 5, 2005, the Company acquired all of the outstanding common stock of DVA Renal Healthcare, Inc. (formerly known as of Gambro Healthcare, Inc.) under the Stock Purchase Agreement dated December 6, 2004, for $3,060,000 in cash subject to final determination of a certain tax election as discussed below. DVA Renal Healthcare was one of the largest dialysis service providers in the United States. The purchase price reflects (i) the cash purchase price of approximately $1,800,000 for all of the outstanding common stock of DVA Renal Healthcare and (ii) the assumption and payment of approximately $1,260,000 of DVA Renal Healthcare indebtedness. The Company has also incurred approximately $29,000 in acquisition related costs through December 31, 2005, and additional transaction and severance costs will be incurred. In addition, if the Company makes an election pursuant to section 338(h)(10) of the Internal Revenue Code as permitted under the Stock Purchase Agreement, the Company would be required to make an additional cash payment to Gambro Inc., which the Company currently estimates at approximately $170,000.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of this acquisition. These initial allocations of purchase cost are recorded at fair value based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved. The fair values of property and equipment and intangible assets and liabilities were valued by an independent third party. Specific assets and liabilities, including certain identified intangibles, certain properties and leasehold improvements and settlement liabilities, as well as unresolved contingencies (see Note 17) remain outstanding that require the Company to obtain additional information in order to properly assess and finalize the potential impact, if any, to the consolidated financial statements. The Company does not expect the impact of such additional adjustments to be material. Any additional valuation adjustments that would need to be recorded will be offset with a corresponding adjustment to goodwill.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The aggregate purchase cost allocations were as follows:

Current assets	$490,090
Property and equipment, net	313,315
Other long-term assets and intangible assets	148,875
Goodwill	2,546,565
Current liabilities assumed	(272,420)
Alliance and Product Supply agreement and other intangible liabilities	(168,287)
Other long-term liabilities	(14,643)

Aggregate purchase costs	$3,043,495

Total consideration paid to purchase DVA Renal Healthcare also included imputed interest of $2,818, which is included in debt expense.

The amortizable intangible assets acquired included $87,000 for a non-compete agreement with Gambro AB, other non-compete agreements totaling $13,200, lease contracts for $12,000 and other hospital acute service contracts were valued at a liability of $6,187, see Note 8 to the Consolidated Financial Statements. The Alliance and Product Supply Agreement is discussed below and is being amortized over the term of the agreement, which is ten years. Other amortizable intangible assets and liabilities are amortized on a straight line method over a weighted-average amortization period of 8.1 years. Of the total amount of goodwill, approximately $350,000 is expected to be deductible for tax purposes over the next 15 years, which could increase upon the Company making a 338(h)(10) tax election, which would also require an additional payment to Gambro Inc.

No patient relationship intangible asset or liability apart from goodwill exists in connection with the acquisition. Neither DVA Renal Healthcare nor the Company has entered into contractual relationships with patients that obligate either patients or the Company for services, and no separable patient relationship intangible exists that can be sold, transferred or licensed. Total patient turnover averages more than 30% per year. Approximately 87% of patients’ treatments are paid for by government programs, principally Medicare, and under Medicare regulations the Company cannot promote, develop or maintain any kind of contractual relationship with patients which would directly or indirectly obligate a patient to use or continue to use the Company’s services, or which would give the Company any rights other than those related to collecting payments for services provided.

The operating results of DVA Renal Healthcare, Inc. are included in the Company’s Consolidated Financial Statements from October 1, 2005.

In conjunction with the acquisition, the Company assumed all of DVA Renal Healthcare’s debt obligations, consisting principally of intercompany debt which was repaid at closing, as well as its commitments associated with operating leases, letters of credit and potential obligations to purchase the third-party interests in certain of its joint ventures. These potential obligations are in the form of put provisions in joint venture agreements, are exercisable at the third-party owners’ discretion, and would require the Company to purchase the minority owners’ interest at either the appraised fair market value or a predetermined multiple of cash flow, earnings, or revenues. At the date of acquisition, DVA Renal Healthcare had total operating lease commitments of approximately $345,000 expiring within the next 10 years, letters of credit of approximately $27,000, and total potential obligations under put provisions of approximately $33,000, all of which were exercisable within one year.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

DVA Renal Healthcare is subject to a five-year Corporate Integrity Agreement in connection with its December 2004 settlement with the U.S. Government that imposes significant specific compliance operating and reporting requirements, and requires an annual audit by an independent reporting organization.

In conjunction with the acquisition, the Company entered into an Alliance and Product Supply Agreement (the Supply Agreement) with Gambro AB and Gambro Renal Products, Inc. The Supply Agreement has an initial term of seven years and will automatically renew for three additional one-year periods if the Company has not negotiated the terms of an extension during the initial term period. Under the Supply Agreement, the Company is committed to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices, unless such products are clinically deficient. For the year ended December 31, 2005, the Company’s total expenditures on such items was approximately 8% of its total operating costs. Because the Supply Agreement will result in higher costs for most of the products covered by the Supply Agreement than would be otherwise available to the Company, the Supply Agreement represents an intangible liability valued at $162,100, which will be amortized over the term of the Supply Agreement.

Other Acquisitions

During 2005, 2004, and 2003, the Company acquired other dialysis businesses consisting of 54 centers, 51 centers and 27 centers for a total of $168,240, $266,694, and $104,791 respectively in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

The initial purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received. Adjustments to purchase accounting for prior acquisitions and payments for acquisitions in process have been included in the periods recognized. Final allocations have not differed materially from the initial allocations.

The aggregate purchase cost allocations were as follows:

	Year ended December 31,
	2005	2004	2003
Tangible assets, principally leasehold improvements and equipment	$17,381	$42,155	$26,678
Amortizable intangible assets	15,631	19,471	7,273
Goodwill	139,485	222,424	70,700
Liabilities assumed	(4,257)	(17,356)	140

Aggregate purchase cost	$168,240	$266,694	$104,791

Amortizable intangible assets acquired during 2005, 2004 and 2003 had weighted-average estimated useful lives of ten, nine and ten years, respectively. The total amount of goodwill deductible for tax purposes associated with 2005 acquisitions is approximately $140 million.

Discontinued operations

In accordance with a consent order issued by the Federal Trade Commission on October 4, 2005, the Company was required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements in order to complete the acquisition of DVA Renal Healthcare. In conjunction with the consent order, on October 6, 2005, the Company and DVA Renal Healthcare completed the sale of 70 outpatient dialysis centers to Renal Advantage Inc., formerly known as RenalAmerica, Inc. and also completed the sale of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

one other center to a separate physician group, and terminated the two management services agreements. In addition, effective January 1, 2006, the Company completed the sale of three additional centers to Renal Advantage, Inc. that were pending state regulatory approval in Illinois. The Company received total cash consideration of approximately $330,000 for all of the centers divested and used approximately $13,000 to purchase the minority interest ownership of a joint venture, to distribute a minority owner’s share of the sale proceeds, and to pay related transaction costs. The Company also anticipates paying income taxes of approximately $90,000 on these divestitures. As part of this transaction, Renal Advantage assumed specific liabilities related to the centers, and all other liabilities were retained by the Company. The Company recorded a gain of approximately $8,064, net of tax during the year ended December 31, 2005 related to the divestiture of its historical DaVita centers. Included in the gain on divestitures is the recognition of a $26,500 tax valuation allowance benefit resulting from the utilization of prior years’ capital losses offsetting the taxable gain on sale, and income tax expense of $27,133 relating to the write-off of book goodwill not deductible for tax purposes.

The results of operations of the historical DaVita outpatient dialysis centers and the held for sale centers, are reflected as discontinued operations for all periods presented.

The results from discontinued operations were as follows:

	Year ended December 31,
	2005	2004	2003
Net operating revenues	$98,454	$121,266	$97,139
Income before income taxes	21,534	29,044	18,615
Income tax	8,377	11,298	7,302

Income from discontinued operations	$13,157	$17,746	$11,313

Net assets of discontinued operations sold were as follows:

Current assets	$3,075
Property and equipment, net	17,735
Amortizable intangibles, net	676
Goodwill	114,100
Liabilities and minority interest	(2,819)

Net assets from discontinued operations	$132,767

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions and divestitures in 2005 and 2004 had been consummated as of the beginning of 2004, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2005	2004
	(unaudited)
Pro forma net revenues	$4,440,203	$4,117,461
Pro forma net income (loss), including discontinued operations	277,254	(41,245)
Pro forma income (loss) from continuing operations	242,253	(74,977)
Pro forma basic net income (loss) per share	2.75	(.42)
Pro forma diluted net income (loss) per share	2.66	(.40)
Pro forma basic income (loss) from continuing operations	2.40	(.76)
Pro forma diluted income (loss) from continuing operations	2.33	(.73)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

4.    Accounts receivable

Less than 10% of the accounts receivable balances as of December 31, 2005 and 2004 were more than six months old, and there were no significant balances over one year old. Less than 1% of our accounts receivable relate to collections from patients. Collections are principally from Medicare and Medicaid programs and commercial insurance plans.

5.    Other receivables

Other receivables were comprised of the following:

	December 31,
	2005	2004
Supplier rebates and other non-trade receivables	$73,597	$26,032
Medicare bad debt claims	23,100	8,800
Transition services receivable associated with divested centers	12,870
Operating advances under management services agreements	7,053	12,387

	$116,620	$47,219

Operating advances under management services agreements are generally unsecured.

6.    Other current assets

Other current assets consist principally of prepaid expenses, assets held for sale and deposits.

7.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2005	2004
Land	$14,859	$750
Buildings	35,148	4,868
Leasehold improvements	521,464	329,382
Equipment and information systems	552,199	405,022
New centers and capital asset projects in progress	31,683	19,541

	1,155,353	759,563
Less accumulated depreciation and amortization	(405,275)	(347,499)

	$750,078	$412,064

Depreciation and amortization expense on property and equipment was $105,254, $71,495 and $61,241 for 2005, 2004 and 2003, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $1,912, $1,078 and $1,523 for 2005, 2004 and 2003, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

8.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2005	2004
Noncompetition agreements	$246,336	$132,503
Lease agreements	11,974
Deferred debt issuance costs	77,884	14,005

	336,194	146,508
Less accumulated amortization	(100,250)	(85,789)

Total amortizable intangible assets	$235,944	$60,719

Amortizable intangible liabilities were comprised of the following:

December 31, 2005
Alliance and Product Supply Agreement commitment	$162,100
Hospital acute services contracts	6,187

168,287
Less accumulated amortization	(4,856)

$163,431

Net amortization expense from noncompetition and other agreements and the amortizable intangible liabilities was $11,582, $11,417 and $10,207 for 2005, 2004 and 2003, respectively. Lease agreements are amortized to rent expense, which was $690 in 2005. Deferred debt issuance costs are amortized to debt expense as described in Note 13 to the Consolidated Financial Statements.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2005 were as follows:

	Noncompetition and other agreements	Deferred debt issuance costs	Alliance and Product Supply Agreement liability
2006	$26,753	$10,936	$(16,210)
2007	22,199	10,763	(16,210)
2008	18,259	10,554	(16,210)
2009	15,065	10,322	(16,210)
2010	14,226	10,016	(16,210)
Thereafter	60,652	20,816	(76,998)

See Note 3 to the Consolidated Financial Statements regarding the intangibles acquired in connection with our acquisition of DVA Renal Healthcare, Inc.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

9.    Investments in third-party dialysis businesses

Investments in third-party dialysis businesses and related advances were $3,181 and $3,332 at December 31, 2005 and 2004. During 2005, 2004 and 2003, the Company recognized income of $1,406, $1,441 and $1,596, respectively, relating to investments in non-consolidated minority-owned businesses under the equity method. These amounts are included as a reduction to minority interests in the consolidated statements of income.

10.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2005	2004
Balance at January 1	$1,156,226	$934,188
Acquisitions	2,686,050	222,424
Divestitures	(247,893)	(386)

Balance at December 31	$3,594,383	$1,156,226

11.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2005	2004
Payor deferrals and refunds	$206,758	$94,566
Insurance and self-insurance accruals	61,255	21,847
Deferred revenue	15,603	13,089
Accrued interest	55,109	3,457
Accrued tax liabilities	8,488	6,549
Other	34,751	17,706

	$381,964	$157,214

12.    Income taxes

Income tax expense consisted of the following:

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$178,569	$94,626	$75,817
State	33,564	17,623	15,151
Deferred:
Federal	(60,866)	23,508	17,966
State	(10,502)	3,873	3,541

	$140,765	$139,630	$112,475

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The allocations of income tax expense were as follows:

	Year ended December 31,
	2005	2004	2003

Continuing operations	$123,675	$128,332	105,173
Discontinued operations	8,377	11,298	7,302
Gain on discontinued operations	8,713	—	—

	$140,765	$139,630	$112,475

Deferred tax assets and liabilities arising from temporary differences, were as follows:

	December 31,
	2005	2004
Receivables, primarily allowance for doubtful accounts	$28,805	$15,614
Asset impairment losses		30,589
Alliance and Product Supply Agreement	61,480
Accrued liabilities	121,404	62,478
Other	20,287	11,389

Deferred tax assets	231,976	120,070
Valuation allowance	(9,898)	(35,380)

Net deferred tax assets	222,078	84,690

Intangible assets	(118,240)	(100,044)
Property and equipment	(16,930)	(52,116)
Other	(17,583)	(2,796)

Deferred tax liabilities	(152,753)	(154,956)

Net deferred tax assets (liabilities)	$69,325	$(70,266)

At December 31, 2005, the Company had state net operating loss carryforwards of approximately $125,000 that expire through 2025, and federal net operating loss carryforwards of $11,000 that expire through 2025. The utilization of these losses may be limited in future years based on the profitability of certain separate-return entities. In prior years, the Company recognized capital losses for impairments and sales of certain of its assets of which realization of a tax benefit was not certain. As a result of the taxable gain associated with the sale of discontinued operations, see Note 3 to the Consolidated Financial Statements, the valuation allowance associated with these losses was decreased by $26,500. The remaining valuation allowance change of $1,018 related to changes in the estimated tax benefit of federal and state operating losses of separate-return entities, of which a reduction of $2,018 is included as a component of tax expense. Purchase accounting adjustments increased the valuation allowance by $3,036, and any future changes to this amount will result in an adjustment to goodwill.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The reconciliation between our effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4	3.8	4.3
Changes in deferred tax valuation allowances	(0.7)	(0.3)	(0.4)
Other	(0.3)	0.1	0.1

Effective tax rate	37.4%	38.6%	39.0%

13.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2005	2004
Senior secured credit facility:
Term Loan A	$341,250	$84,507
Term Loan B	2,443,875	1,024,668
Term Loan C		249,375
Senior and senior subordinated notes	1,350,000
Acquisition obligations and other notes payable	14,757	8,863
Capital lease obligations	7,320	8,419

	4,157,202	1,375,832
Less current portion	(71,767)	(53,364)

	$4,085,435	$1,322,468

Scheduled maturities of long-term debt at December 31, 2005 were as follows:

2006	71,767
2007	67,886
2008	78,755
2009	87,130
2010	112,560
Thereafter	3,739,104

On October 5, 2005, the Company entered into a new credit agreement allowing for borrowings of up to $3,050,000. The facilities under the credit agreement consist of a $250,000 six-year revolving credit facility, a $350,000 six-year term loan A facility and a $2,450,000 seven-year term loan B facility (the Facilities). Existing borrowings under the Facilities bear interest at LIBOR plus margins initially ranging from 2.00% to 2.25%. The margins are subject to adjustment depending upon the Company’s achievement of certain financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B. The Facilities are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The credit agreement also contains customary affirmative and negative covenants and requires compliance with financial covenants, including a leverage ratio and an interest coverage ratio that determine the interest rate margins described above.

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

On October 5, 2005, the Company borrowed $2,850,000 under the Facilities ($50,000 on the revolving credit facility, $350,000 on the term loan A and $2,450,000 on the term loan B), and used these borrowings, along with available cash of $252,000 to purchase DVA Renal Healthcare and pay related bank fees and expenses of approximately $47,000, and to pay fees and expenses in connection with terminating the Company’s then-existing credit facility. On October 7, 2005, the Company repaid the $50,000 of the revolving credit facility with proceeds from the sale of the divested centers, as discussed in Note 3 to the Consolidated Financial Statements.

Term Loan A

The Term Loan A bears interest at LIBOR plus a margin of 2.00%, for an overall effective rate of 6.57% at December 31, 2005. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. The Term Loan A matures in October 2011 and requires annual principal payments of $35,000 in 2006, $39,375 in 2007, $52,500 in 2008, $61,250 in 2009, $87,500 in 2010 and $65,625 in 2011.

Term Loan B

The Term Loan B bears interest at LIBOR plus a margin of 2.25%, for an overall effective rate of 6.73% at December 31, 2005. The interest rate margin is subject to adjustment depending upon certain financial conditions and could decrease by 0.25%. The Term Loan B matures in October 2012 and requires annual principal payments of $24,500 in years 2006 through 2010, $594,125 in year 2011 and $1,727,250 in year 2012.

Revolving Line of Credit

The Company has undrawn revolving credit facilities totaling $250,000 of which approximately $50,000 was committed for outstanding letters of credit.

Senior and Senior Subordinated Notes

On March 22, 2005, the Company issued $500,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015 and incurred related deferred financing costs of $28,600. The notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments. The Company may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010. The Company used the net proceeds of $1,323,000 along with available cash of $46,000 to repay all outstanding amounts under the term loan portions of the Company’s then-existing credit facilities, including accrued interest.

Interest rate swaps

As of December 31, 2005, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $1,580,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate to fixed rates ranging from 3.08% to 4.2675%, resulting in an overall weighted average effective interest rate of 6.1%, which included the Term Loan B margin of 2.25%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During 2005, the Company

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

incurred net cash obligations of approximately $1,746 from these swaps, $285 of which is included in debt expense and $1,461 of which is included in swap valuation gains. As of December 31, 2005, the total fair value of these swaps was an asset of $30,756. Also during 2005, the Company recorded $16,821, net of tax, of additional comprehensive income for the changes in fair value of the effective portions of these swaps, or $27,485 before tax.

In conjunction with the repayment and extinguishment of the Company’s prior credit facilities during 2005, the Company wrote off deferred financing costs of $8,170 and reclassified into net income $8,100 of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of several interest rate swap instruments that became ineffective as cash flow hedges as a result of the repayment of the prior credit facilities. In addition, the Company recorded a net loss of $2,100 related to changes in fair values of these swaps that were not effective as interest rate hedges until they were redesignated in the second quarter of 2005.

Portions of the Company’s various interest rate swap agreements that were previously designated and expected to be effective as forward cash flow hedges became ineffective as a result of the Company not having any variable rate LIBOR-based interest payments during a portion of 2005. This resulted in a net charge of $1,700 to swap valuation gains, which includes the $1,461 discussed above as well as a reclassification into income of $2,000 of swap valuation losses that were previously recorded in other comprehensive income. The swap payment periods that began after October 2005 were highly effective as cash flow hedges with gains or losses from changes in their fair values reported in other comprehensive income.

As of December 31, 2005, the Company had approximately 55% of its variable rate debt and approximately 70% of its total debt economically fixed.

As a result of the swap agreements, the Company’s overall credit facility effective weighted average interest rate was 6.62%, based upon the current margins in effect ranging from 2.00% to 2.25%, as of December 31, 2005.

At December 31, 2005, the Company’s overall average effective interest rate was 6.74%.

Debt expense

Debt expense consisted of interest expense of $134,429, $50,323 and $63,698 and amortization of $5,157, $2,088 and $3,123 for 2005, 2004 and 2003, respectively. These interest expense amounts exclude capitalized interest.

2004 transactions

In the third quarter of 2004, the Company amended its then-existing credit facilities in order to modify certain restricted payment covenants principally for acquisition and share repurchases and the Company also extended the maturity of the then existing Term Loan B until June 30, 2010. The Company also borrowed an additional $250,000 under a new Term Loan C principally to fund potential acquisitions and share repurchases. The Term Loan C interest rate was LIBOR plus 1.75% for an overall effective rate of 4.16% at December 31, 2004.

As of December 31, 2004, the Company maintained three interest rate swap agreements with amortizing notional amounts totaling $345,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate to fixed rates ranging from 3.08% to 3.64%, resulting in an overall weighted average effective

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

interest rate of 5.27%, which includes the Term Loan B margin of 2.00% and the Term Loan C margin of 1.75%. The swap agreements expire in 2008 and 2009 and require quarterly interest payments. During 2004, the Company incurred net cash obligations of $5,256 from these swaps which is included in debt expense. As of December 31, 2004, the fair value of these swaps was an asset of $2,400 resulting in additional comprehensive income during the year of $2,404, or $3,945 before tax.

The Company also maintained two forward amortizing notional interest rate swap agreements totaling $800,000 at December 31, 2004. These swaps went effective on July 1, 2005 and had the economic effect of modifying the LIBOR-based variable interest rate to a fixed rate of 3.875%. The swaps expire in January 2010 and require quarterly interest payments that began in October 2005. As of December 31, 2004, the total fair value of these swaps was an asset of $400 resulting in additional comprehensive income during the year of $250, net of tax.

14.    Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. The Company has certain equipment leased under capital leases.

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2006	$136,684	1,717
2007	124,861	3,201
2008	111,673	980
2009	96,477	741
2010	81,737	671
Thereafter	266,796	2,454

	$818,228	9,764

Less portion representing interest		(2,444)

Total capital lease obligations, including current portion		$7,320

Rent expense under all operating leases for 2005, 2004, and 2003 was $109,511, $78,456 and $67,660, respectively. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $6,094, $7,711 and $7,811 at December 31, 2005, 2004 and 2003, respectively. Capital lease obligations are included in long-term debt. See Note 11 to the Consolidated Financial Statements.

15.    Shareholders’ equity

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The total outstanding Board authorizations for share repurchases as of December 31, 2005 were approximately $249,000. There were no share repurchases during 2005. Under the previously announced Board authorization for share repurchases, we repurchased a total of 3,350,100 shares of common stock for $96,540, or an average price of $28.82 per share during 2004. On November 2, 2004, our Board of Directors authorized us to repurchase up to an additional $200,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2003, the Company repurchased a total of 5,162,850 shares of common stock for $107,162 or an average of $20.76 per share, pursuant to announced Board authorizations.

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

On May 21, 2003, the shareholders approved an amendment to reduce shares authorized to the 2002 Plan by 2,491,500 and to authorize plan awards in the form of restricted stock, restricted stock units, stock issuances (“full share awards”), stock appreciation rights and other equity-based awards. Full share awards reduce total shares available under the plan at a rate of 2.75:1. At December 31, 2005, there were 5,821,843 awards outstanding and 11,420,533 shares available for future grants under the 2002 Plan, including 3,104,517 shares under the 2002 Plan replenishment provision.

1999 Plan.    The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services, other than executive officers and members of the Board of Directors. There are 9,000,000 common shares reserved for issuance under this plan, and options granted under this plan generally vest over four years from the date of grant. Grants are generally issued with exercise prices equal to the market price of the stock on the date of grant and maximum terms of five years. At December 31, 2005 there were 2,095,502 options outstanding and 214,589 shares available for future grants under this plan.

Predecessor plans.    Upon shareholder approval of the 2002 Plan, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and cancelled predecessor plan options become available for new awards under the 2002 Plan. Options granted under these plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum terms of five to 10 years. The RTC plan, a special purpose option plan related to the merger between the Company and Renal Treatment Centers, Inc., was terminated in 1999. At December 31, 2005 there were 1,671,114 stock options outstanding under these terminated plans.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A combined summary of the status of these stock-based compensation plans is as follows:

	Year ended December 31,
	2005		2004		2003
	Awards	Weighted average exercise price	Awards	Weighted average exercise price	Awards	Weighted average exercise price
Outstanding at beginning of year	10,732,135	$16.38	13,778,004	$10.97	14,837,962	$9.08
Granted	2,850,941	45.63	2,794,416	28.10	3,013,876	13.53
Exercised	(3,288,988)	12.81	(4,950,399)	8.62	(3,490,812)	5.31
Cancelled	(705,629)	22.68	(889,886)	12.51	(583,022)	9.94

Outstanding at end of year	9,588,459	$25.84	10,732,135	$16.38	13,778,004	$10.97

Awards exercisable at year end	3,103,887		3,914,200		5,159,031

Weighted-average fair value of awards granted during the year		$12.94		$10.53		$5.01

Awards granted in 2005, 2004 and 2003 include 53,691, 165,766 and 130,127 full share awards, respectively.

The following table summarizes information about stock plan awards outstanding at December 31, 2005:

Range of exercise prices	Awards Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 5.00	982,087	3.7	$2.68	671,364	$3.93
$ 5.01–$10.00	177,625	3.2	6.03	177,625	6.03
$10.01–$15.00	2,030,380	2.0	13.41	1,079,566	13.13
$15.01–$20.00	1,415,018	1.3	15.68	591,509	15.61
$20.01–$25.00	33,050	2.5	21.11	21,050	21.44
$25.01–$30.00	854,425	3.6	28.13	199,708	28.10
$30.01–$35.00	1,314,124	3.3	30.56	347,315	30.38
$35.01–$40.00	101,000	4.0	39.07	15,750	38.81
$40.01–$45.00	252,000	4.3	41.92
$45.01–$50.00	1,816,500	4.7	46.28
$50.01–$55.00	612,250	5.0	50.88

	9,588,459	3.2	$25.84	3,103,887	$14.29

Deferred stock unit arrangements.    The Company made awards of 83,884 restricted stock units to members of the Board of Directors and certain key executive officers in 2003 at total grant-date fair values of $1,152. These awards vest over one to four years and are settled in stock as they vest or at a later date at the election of the recipient. Share issuances under deferred stock unit arrangements were 14,463, 156,384 and 49,107 during 2005, 2004 and 2003, respectively, and awards of 156,278 shares remained outstanding as of December 31, 2005.

Compensation expense associated with the above stock-based compensation plans and arrangements of $3,408, $1,885 and $1,695 was recognized in 2005, 2004, and 2003 respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Employee stock purchase plan.    The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. The plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 or July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $3,153, $1,795 and $968 at December 31, 2005, 2004 and 2003. Subsequent to December 31, 2005, 2004, and 2003, 77,722, 64,169 and 56,079 shares, respectively, were issued to satisfy obligations under the plan.

The fair value of the employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes model with the following assumptions for grants on July 1, 2005, January 1, 2005, July 1, 2004, January 1, 2004, July 1, 2003, and January 1, 2003, respectively: dividend yield of 0.0% for all periods; average expected volatility of 27% for 2005, 38% for 2004, and 40% for 2003; and average risk-free interest rates of 3.2% for 2005, 2.7% for 2004, and 1.1% for 2003. Using these assumptions, the weighted-average fair value of purchase rights granted were $9.64, $11.04, $7.97, $8.01, $4.79 and $5.13, respectively.

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

16.    Employee benefit plans

The Company has a savings plan for substantially all employees, which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company does not provide any matching contributions.

During 2000, the Company established the DaVita Inc. Profit Sharing Plan. Contributions to this defined contribution benefit plan are made at the discretion of the Company as determined and approved by the Board of Directors. All contributions are deposited into an irrevocable trust. The profit sharing award for each eligible participant is based upon the achievement of employee-specific and/or corporate financial and operating goals. During 2003, the Company recognized plan contribution expense of $11,900. During 2004 the Company elected to discontinue funding the profit sharing trust and to distribute similar awards directly to the recipients, or at their discretion to their 401(k) accounts.

On October 5, 2005, the Company’s Board of Directors approved the adoption of the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees designated by the plan administrator whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and, as originally adopted, up to 15% of their base salary into a deferral account maintained by the Company. Effective January 1, 2006, the deferral percentage for base salary was increased to up to 50% of a participant’s base salary. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective.

17.    Contingencies

Health care provider revenues may be subject to adjustment as a result of (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; (4) retroactive applications or interpretations of governmental requirements; and (5) potential claims for refunds from private payors, including as a result of government action.

United States Attorney’s inquiries

On March 4, 2005, the Company received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. The Company has met with representatives of the government to discuss the scope of the subpoena and is in the process of producing responsive documents. In October 2005, the Company received a request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records, relating to the administration and billing of EPO. The Company intends to continue to cooperate with the government’s investigation. The subpoenas have been issued in connection with a joint civil and criminal investigation. To the Company’s knowledge, no proceedings have been initiated against it at this time, although the Company cannot predict whether or when proceedings might be

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

On October 25, 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the Company’s operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH), and to products relating to vitamin D therapies. The Company believes that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and the Company’s recently acquired subsidiary, DVA Renal Healthcare. To the Company’s knowledge, no proceedings have been initiated against the Company or DVA Renal Healthcare at this time, although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against the Company or DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of its historical practices, including billing and other operating procedures and the Company’s financial relationships with physicians. The Company cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, the Company received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena requires an update to the information the Company provided in its response to the February 2001 request, and also seeks a wide range documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested and continues to cooperate with the United States Attorney’s Office and the OIG in its investigation. If this review proceeds, the government could expand its areas of concern. To the Company’s knowledge, no proceedings have been initiated against the Company at this time, although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

The Company has received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit (MFCU) regarding certain aspects of the EPO practices taking place at facilities managed by the Company in New York. The Company is cooperating with the MFCU’s informal inquiries and has provided documents and information to the MFCU. To the best of the Company’s knowledge, no proceedings have been initiated against the Company and the MFCU has not indicated an intention to do so, although the Company cannot predict whether it will receive further inquiries or whether or when proceedings might be initiated.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees that worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. The Company is evaluating the claims and intends to vigorously defend itself in the matter. It also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot estimate the range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff seeks to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleges, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. The Company is investigating these claims and intends to vigorously defend itself in the matter. It also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot estimate the range of damages, if any.

Other

In addition to the foregoing, the Company is subject to claims and suits in the ordinary course of business, including from time to time, contractual disputes and professional and general liability claims. The Company may also be subject to additional claims by commercial payors and other third parties relating to billing practices and, other matters covered by the DVA Renal Healthcare settlement agreement with the Department of Justice. The Company believes that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18.    Concentrations

Approximately 65% of the Company’s total dialysis revenues in 2005, and 60% in 2004, and 2003 are from government-based programs, principally Medicare and Medicaid. Accounts receivable from Medicare and Medicaid were approximately $250,000 as of December 31, 2005. No other single payor accounted for more than 5% of total accounts receivable.

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

19.    Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put provisions in joint venture agreements, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of December 31, 2005, the Company’s potential obligations under these put provisions totaled approximately $179,000 of which approximately $105,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $15,000.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of December 31, 2005, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

Other than operating leases, disclosed in Note 14 to the Consolidated Financial Statements, and the letters of credit and the interest rate swap agreements, disclosed in Note 13 to the Consolidated Financial Statements, the Company has no off balance sheet financing arrangements as of December 31, 2005.

20.    Florida laboratory

During 2005, 2004, and 2003, the Company recognized a total of $3,771, $8,293, and $24,000 respectively, in prior years’ Medicare lab recoveries that were previously in dispute related to lab services that were performed in 2001 and 2002. As of December 31, 2005, there are no significant unresolved Medicare lab billing issues. In total the Company has recognized $94,842 in Medicare lab recoveries over the past four years related to prior years’ billings previously in dispute.

21.    Fair values of financial instruments

Financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, other accrued liabilities, interest rate swap agreements and debt. The balances of the non-debt financial instruments as presented in the financial statements at December 31, 2005 approximate their fair values due to the short-term nature of their settlements. Borrowings under the Company’s credit facility, of which $2,785,125 was outstanding as of December 31, 2005, reflect fair value as they are subject to fees and adjustable rates competitively determined in the marketplace. The fair value of the Company’s senior subordinated notes were approximately $1,369,400 at December 31, 2005 based upon quoted market prices. The fair value of the interest rate swaps were an asset of approximately $30,800 as of December 31, 2005, which is recorded in the financial statements.

22.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2005	2004	2003
Cash paid:
Income taxes	$82,275	$95,943	$53,074
Interest	86,035	48,822	73,278
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations		1,295	2,283
Contributions to consolidated partnerships	11,326	9,167	2,645
Deferred financing cost write-offs	8,170		26,501
Conversion of debt to equity			125,254
Liabilities assumed in conjunction with common stock acquisitions	300,462	13,991	357

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

23.    Selected quarterly financial data (unaudited)

	2005				2004
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$1,133,315	$644,892	$617,085	$578,626	$583,932	$564,929	$522,334	$506,135

Operating income	158,782	105,298	102,431	98,860	98,090	104,267	89,133	89,636

Income from continuing operations	56,411	50,914	48,127	51,970	52,267	55,866	47,912	48,463

Discontinued operations, net of tax	7,738	4,303	4,816	4,364	4,335	4,520	4,489	4,402

Net income	64,149	55,217	52,943	56,334	56,602	60,386	52,401	52,865

Basic earnings per share from continuing operations	0.55	0.50	0.48	0.52	0.53	0.56	0.48	0.49

Basic earnings per share	0.63	0.55	0.53	0.57	0.58	0.61	0.53	0.54

Diluted earnings per share from continuing operations	0.54	0.49	0.46	0.50	0.51	0.54	0.46	0.47

Diluted earnings per share	$0.61	$0.53	$0.51	$0.55	$0.56	$0.59	$0.50	$0.51

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

24.    Condensed consolidating financial statements

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

Condensed Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2005
Net operating revenues	$224,501	$2,541,928	$451,141	$(243,652)	$2,973,918
Operating expenses	122,021	2,263,234	344,855	(243,652)	2,486,458
Minority interests and equity income, net				22,089	22,089

Operating income	102,480	278,694	106,286	(22,089)	465,371
Debt expense, refinancing charges and swap gains, net	32,851	108,144	2,213		143,208
Other income, net	8,934				8,934
Income tax expense	29,461	93,537	677		123,675
Discontinued operations, net of tax		15,179	6,042		21,221
Equity earnings in subsidiaries	179,541	87,349		(266,890)	—

Net income	$228,643	$179,541	$109,438	$(288,979)	$228,643

For the year ended December 31, 2004
Net operating revenues	$177,370	$1,913,372	$279,578	$(192,990)	$2,177,330
Operating expenses	109,256	1,645,549	222,140	(192,990)	1,783,955
Minority interests and equity income, net				12,249	12,249

Operating income	68,114	267,823	57,438	(12,249)	381,126
Debt expense (income)	(12,082)	62,633	1,860		52,411
Other income, net	4,125				4,125
Income tax expense	32,776	94,935	621		128,332
Discontinued operations, net of tax		11,106	6,640		17,746
Equity earnings in subsidiaries	170,709	49,348		(220,057)	—

Net income	$222,254	$170,709	$61,597	$(232,306)	$222,254

For the year ended December 31, 2003
Net operating revenues	$163,401	$1,719,498	$213,684	$(177,305)	$1,919,278
Operating expenses	96,569	1,462,327	171,096	(177,305)	1,552,687
Minority interests and equity income, net				6,660	6,660

Operating income	66,832	257,171	42,588	(6,660)	359,931
Debt expense and refinancing charges, net	40,943	46,817	5,562		93,322
Other income, net	3,042				3,042
Income tax expense	11,340	93,782	51		105,173
Discontinued operations, net of tax		7,804	3,509		11,313
Equity earnings in subsidiaries	158,200	33,824		(192,024)	—

Net income	$175,791	$158,200	$40,484	$(198,684)	$175,791

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2005
Cash and cash equivalents	$431,811				$431,811
Accounts receivable, net		$750,549	$103,011		853,560
Other current assets	5,877	350,035	13,125		369,037

Total current assets	437,688	1,100,584	116,136		1,654,408
Property and equipment, net	34,319	611,828	103,931		750,078
Amortizable intangible, net	73,407	158,980	3,557		235,944
Investments in subsidiaries	3,616,683	306,168		$(3,922,851)	—
Receivables from subsidiaries	937,081			(937,081)	—
Other long-term assets and investments	30,273	4,933	9,743		44,949
Goodwill		3,399,112	195,271		3,594,383

Total assets	$5,129,451	$5,581,605	$428,638	$(4,859,932)	$6,279,762

Current liabilities	$285,956	$691,272	$12,505		$989,733
Payables to parent		919,728	17,353	$(937,081)	—
Long-term debt and other long-term liabilities	3,992,886	353,922	3,973		4,350,781
Minority interests				88,639	88,639
Shareholders’ equity	850,609	3,616,683	394,807	(4,011,490)	850,609

Total liabilities and shareholders’ equity	$5,129,451	$5,581,605	$428,638	$(4,859,932)	$6,279,762

As of December 31, 2004
Cash and cash equivalents	$251,979				$251,979
Accounts receivable, net		$394,483	$58,812		453,295
Other current assets	3,996	152,378	7,072		163,446

Total current assets	255,975	546,861	65,884		868,720
Property and equipment, net	29,928	312,521	69,615		412,064
Amortizable intangible assets, net	8,850	47,766	4,103		60,719
Investments in subsidiaries	995,535	226,950		$(1,222,485)	—
Receivables from subsidiaries	652,367			(652,367)	—
Other long-term assets and investments	3,500	10,701	29		14,230
Goodwill		982,591	173,635		1,156,226

Total assets	$1,946,155	$2,127,390	$313,266	$(1,874,852)	$2,511,959

Current liabilities	$78,802	$356,333	$6,600		$441,735
Payables to parent		635,916	16,451	$(652,367)	—
Long-term debt and other long-term liabilities	1,344,219	139,606	10,072		1,493,897
Minority interests				53,193	53,193
Shareholders’ equity	523,134	995,535	280,143	(1,275,678)	523,134

Total liabilities and shareholders’ equity	$1,946,155	$2,127,390	$313,266	$(1,874,852)	$2,511,959

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2005
Cash flows from operating activities
Net income	$228,643	$179,541	$109,438	$(288,979)	$228,643
Changes in operating and intercompany assets and liabilities and non cash items included in net income	104,043	14,409	(150,520)	288,979	256,911

Net cash provided by (used in) operating activities	332,686	193,950	(41,082)	—	485,554

Cash flows from investing activities
Additions of property and equipment	(11,780)	(101,978)	(47,607)		(161,365)
Acquisitions	(3,035,434)	(166,970)			(3,202,404)
Proceeds from discontinued operations	151,587	147,262			298,849
Other items		(68,146)	87,703		19,557

Net cash (used in) provided by investing activities	(2,895,627)	(189,832)	40,096		(3,045,363)

Cash flows from financing activities
Long-term debt	2,776,738	(4,118)	986		2,773,606
Other items	(33,965)				(33,965)

Net cash provided by (used in) financing activities	2,742,773	(4,118)	986		2,739,641

Net increase in cash	179,832	—	—	—	179,832
Cash at the beginning of the year	251,979				251,979

Cash at the end of the year	$431,811	$—	$—	$—	$431,811

For the year ended December 31, 2004
Cash flows from operating activities
Net income	$222,254	$170,709	$61,597	$(232,306)	$222,254
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(173,238)	203,653	(65,030)	232,306	197,691

Net cash provided by (used in) operating activities	49,016	374,362	(3,433)	—	419,945

Cash flows from investing activities
Additions of property and equipment	(4,416)	(92,478)	(31,434)		(128,328)
Acquisitions		(264,177)	(2,088)		(266,265)
Proceeds from discontinued operations		1,223			1,223
Other items		(21,587)	35,296		13,709

Net cash (used in) provided by investing activities	(4,416)	(377,019)	1,774		(379,661)

Cash flows from financing activities
Long-term debt	202,983	2,657	1,659		207,299
Other items	(57,261)				(57,261)

Net cash provided by financing activities	145,722	2,657	1,659		150,038

Net increase in cash	190,322	—	—	—	190,322
Cash at the beginning of the year	61,657				61,657

Cash at the end of the year	$251,979	$—	$—	$—	$251,979

For the year ended December 31, 2003
Cash flows from operating activities
Net income	$175,791	$158,200	$40,484	$(198,684)	$175,791
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(60,363)	57,013	(77,477)	198,684	117,857

Net cash provided by (used in) operating activities	115,428	215,213	(36,993)	—	293,648

Cash flows from investing activities
Additions of property and equipment	(12,164)	(44,274)	(43,834)		(100,272)
Acquisitions		(99,645)			(99,645)
Proceeds from discontinued operations		2,275			2,275
Other items		(77,337)	81,003		3,666

Net cash (used in) provided by investing activities	(12,164)	(218,981)	37,169		(193,976)

Cash flows from financing activities
Long-term debt	(35,310)	3,768	(176)		(31,718)
Other items	(102,772)				(102,772)

Net cash (used in) provided by financing activities	(138,082)	3,768	(176)		(134,490)

Net decrease in cash	(34,818)	—	—	—	(34,818)
Cash at the beginning of the year	96,475				96,475

Cash at the end of the year	$61,657	$—	$—	$—	$61,657

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 2, 2006.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Thomas L. Kelly, Gary W. Beil, and Joseph Schohl, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2006

/s/ THOMAS L. KELLY Thomas L. Kelly	Executive Vice President and acting Chief Financial Officer (Principal Financial Officer)	March 2, 2006

/s/ GARY W. BEIL Gary W. Beil	Vice President and Controller (Principal Accounting Officer)	March 2, 2006

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	March 2, 2006

/s/ RICHARD B. FONTAINE Richard B. Fontaine	Director	March 2, 2006

/s/ PETER T. GRAUER Peter T. Grauer	Director	March 2, 2006

/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	March 2, 2006

/s/ JOHN M. NEHRA John M. Nehra	Director	March 2, 2006

/s/ WILLIAM L. ROPER William L. Roper	Director	March 2, 2006

/s/ RICHARD C. VAUGHAN Richard C. Vaughan	Director	March 2, 2006

II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of March 2, 2006, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2005, and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

March 2, 2006

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	DVA Renal Healthcare acquisition	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2003	$48,927	—	$35,700	$32,073	$52,554
Year ended December 31, 2004	52,554	—	40,960	35,348	58,166
Year ended December 31, 2005	58,166	68,925	63,666	52,159	138,598

S-2

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(14)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(17)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.(11)

4.1	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Registration Rights Agreement for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.4	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.5	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(16)

4.6	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(16)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Third Amendment to Mr. Thiry’s Employment Agreement, dated March 31, 2005.(15)*

10.5	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.6	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.8	Employment Agreement, dated as of October 15, 2002, by and between DaVita Inc. and Lori S. Richardson-Pellicioni.(7)*

10.9	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(11)*

10.10	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(12)*

10.11	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(19)*

10.12	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(18)*

10.13	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(18)*

10.14	Severance and General Release Agreement between DaVita Inc. and Lori Pelliccioni, entered into as of November 3, 2005.(18)*

10.15	Amended and restated Employment Agreement effective as of February 28, 2005, by and between DaVita Inc. and Denise Fletcher.(19)*

10.16	Second Amended and Restated 1994 Equity Compensation Plan.(9)*

10.17	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.18	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.19	First Amended and Restated Special Purpose Option Plan.(9)*

10.20	Amended and Restated 1999 Equity Compensation Plan.(10)*

10.21	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.22	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan.(15)*

10.23	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.24	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.25	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(16)

10.26	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(16)

10.27	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(19)**

10.28	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(16)**

10.29	Freestanding Dialysis Center Agreement No. 200308359, effective January 1, 2004, between Amgen USA and Gambro Healthcare, Inc.(16)**

10.30	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(16)

10.31	Form of Indemnity Agreement.(19)*

10.32	First Amended and Restated DaVita Inc. Executive Incentive Plan.(15)*

10.33	Post-Retirement Deferred Compensation Arrangement.(19)*

10.34	Memorandum relating to bonus structure for Charles J. McAllister.(19)*

10.35	Memorandum Relating to Bonus Structure for Thomas O. Usilton.(16)*

10.36	Memorandum Relating to Bonus Structure for Joseph Schohl.(16)*

10.37	Director Compensation Philosophy and Plan.(16)*

10.38	DaVita Voluntary Deferral Plan.(16)*

12.1	Computation of Ratios of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(13)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated March 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated March 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated March 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated March 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to our Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to our Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Form 8-K.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999.
(5)	Filed on August 14, 2000 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to our Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to our Form 10-K for the year ended December 31, 1999.
(10)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(11)	Filed on August 5, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(12)	Filed on November 8, 2004 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.
(13)	Filed on February 27, 2004 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.
(14)	Filed on December 8, 2004 as an exhibit to the Company’s Form 8-K.
(15)	Filed on May 4, 2005 as an exhibit to the Company’s Form 10-Q for the quarter ending March 31, 2005.
(16)	Filed on November 8, 2005 as an exhibit to the Company’s Form 10-Q for the quarter ending September 30, 2005.
(17)	Filed on October 11, 2005 as an exhibit to the Company’s Form 8-K.
(18)	Filed on November 4, 2005 as an exhibit to the Company’s Form 8-K.
(19)	Filed on March 3, 2005 as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.