Form 10-Q
period 2006-03-31
DAVITA INC
filed 2006-05-08
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

March 31, 2006

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

As of March 31, 2006, the number of shares of the Registrant’s common stock outstanding was approximately 103.3 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $6.2 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three months ended March 31, 2006 and March 31, 2005	1

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2006 and for the year ended December 31, 2005	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signature		38

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Net operating revenues	$1,163,188	$578,626
Operating expenses and charges:
Patient care costs	817,773	387,515
General and administrative	104,168	54,263
Depreciation and amortization	41,891	23,845
Provision for uncollectible accounts	30,080	10,325
Minority interests and equity income, net	7,201	3,818

Total operating expenses and charges	1,001,113	479,766

Operating income	162,075	98,860

Debt expense	(70,459)	(17,531)
Swap valuation gain		8,392
Refinancing charges		(6,872)
Other income, net	3,874	1,617

Income from continuing operations before income taxes	95,490	84,466
Income tax expense	37,710	32,496

Income from continuing operations	57,780	51,970

Discontinued operations
Income from operations of discontinued operations, net of tax		4,364
Loss on disposal of discontinued operations, net of tax	(311)

Net income	$57,469	$56,334

Earnings per share:
Basic earnings per share from continuing operations	$0.56	$0.52

Basic earnings per share	0.56	$0.57

Diluted earnings per share from continuing operations	0.55	$0.50

Diluted earnings per share	$0.55	$0.55

Weighted average shares for earnings per share:
Basic	102,581,455	99,399,612

Diluted	105,388,419	103,150,299

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$279,146	$431,811
Accounts receivable, less allowance of $144,968 and $138,598	859,138	853,560
Inventories	88,255	69,130
Other receivables	135,974	116,620
Other current assets	22,622	38,463
Deferred income taxes	152,304	144,824

Total current assets	1,537,439	1,654,408
Property and equipment, net	759,853	750,078
Amortizable intangibles, net	230,981	235,944
Investments in third-party dialysis businesses	3,028	3,181
Other long-term assets	52,752	41,768
Goodwill	3,605,401	3,594,383

	$6,189,454	$6,279,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$178,298	$212,049
Other liabilities	381,193	381,964
Accrued compensation and benefits	236,266	231,994
Current portion of long-term debt	5,237	71,767
Income taxes payable	28,131	91,959

Total current liabilities	829,125	989,733
Long-term debt	4,039,333	4,085,435
Other long-term liabilities	26,367	26,416
Alliance and product supply agreement and other, net	153,995	163,431
Deferred income taxes	84,500	75,499
Minority interests	93,602	88,639
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued)	135	135
Additional paid-in capital	594,285	569,751
Retained earnings	897,399	839,930
Treasury stock, at cost (31,566,292 and 32,927,026 shares)	(550,291)	(574,013)
Accumulated comprehensive income valuations	21,004	14,806

Total shareholders’ equity	962,532	850,609

	$6,189,454	$6,279,762

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$57,469	$56,334
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	41,891	24,848
Stock-based compensation expense	5,692	841
Tax benefits from stock option exercises	983	15,093
Deferred income taxes	(2,425)	(5,814)
Minority interests in income of consolidated subsidiaries	8,104	4,410
Distributions to minority interests	(5,180)	(3,518)
Equity investment income	(903)	(394)
Loss (gain) on other divestitures	298	(193)
Gain on disposal of discontinued operations	(961)
Non-cash debt expense	5,321	625
Refinancing charges		6,872
Swap valuation gain		(8,392)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(5,558)	(10,188)
Inventories	(18,911)	(2,820)
Other receivables and other current assets	(17,850)	(989)
Other long-term assets	(1,210)	385
Accounts payable	(32,723)	(4,865)
Accrued compensation and benefits	5,223	5,421
Other current liabilities	(1,350)	9,088
Income taxes	(63,828)	28,500
Other long-term liabilities	2,354	(3,838)

Net cash (used in) provided by operating activities	(23,564)	111,406

Cash flows from investing activities:
Additions of property and equipment, net	(47,991)	(25,625)
Acquisitions	(22,845)	(4,798)
Proceeds from divestitures	17,734	2,297
Investments in and advances to affiliates, net	2,635	2,677
Intangible assets	(5,015)	(395)

Net cash used in investing activities	(55,482)	(25,844)

Cash flows from financing activities:
Borrowings	785,231	1,741,183
Payments on long-term debt	(898,443)	(1,748,663)
Deferred financing costs	(2)	(29,213)
Excess tax benefits from stock-based compensation	18,532
Stock option exercises and other share issuances, net	21,063	17,031

Net cash used in financing activities	(73,619)	(19,662)

Net (decrease) increase in cash and cash equivalents	(152,665)	65,900
Cash and cash equivalents at beginning of period	431,811	251,979

Cash and cash equivalents at end of period	$279,146	$317,879

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income valuations	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134

Comprehensive income:
Net income				228,643				228,643
Unrealized gain on interest rate swaps, net of tax							16,821	16,821
Less reclassification of net swap valuation gains into net income, net of tax							(3,745)	(3,745)

Total comprehensive income								241,719

Stock purchase shares issued			657		64	1,118		1,775
Stock unit shares issued			(492)		28	492
Stock options exercised			(14,965)		3,276	57,109		42,144
Stock-based compensation expense			3,353					3,353
Tax benefits from stock awards exercised			38,484					38,484

Balance at December 31, 2005	134,862	135	569,751	839,930	(32,927)	(574,013)	14,806	850,609

Comprehensive income:
Net income				57,469				57,469
Net unrealized gain on interest rate swaps, net of tax							6,198	6,198

Total comprehensive income								63,667

Stock purchase shares issued			1,861		80	1,402		3,263
Stock unit shares issued			(130)		61	1,060		930
Stock options exercised			(2,404)		1,220	21,260		18,856
Stock-based compensation expense			5,692					5,692
Tax benefits from stock awards exercised			19,515					19,515

Balance at March 31, 2006	134,862	$135	$594,285	$897,399	(31,566)	$(550,291)	$21,004	$962,532

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for prior periods have been adjusted to retroactively reflect the operating results of the historical DaVita divested centers and a terminated management services agreement as discontinued operations. Prior year balances and amounts have been classified to conform to the current year presentation.

2.	Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of stock options and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Three months ended March 31,
	2006	2005
	(in thousands, except per share)
Basic:
Income from continuing operations	$57,780	$51,970
Income from discontinued operations, net of tax	—	4,364
Loss on disposal of discontinued operations, net of tax	(311)	—

Net income	$57,469	$56,334

Weighted average shares outstanding during the year	102,558	99,333
Vested stock units	23	67

Weighted average shares for basic earnings per share calculation	102,581	99,400

Basic earnings per share from continuing operations, net of tax	$0.56	$0.52
Income from discontinued operations, net of tax	—	0.05
Loss on disposal of discontinued operations, net of tax	—	—

Basic net income per share	$0.56	$0.57

Diluted:
Income from continuing operations	$57,780	$51,970
Income from discontinued operations, net of tax	—	4,364
Loss on disposal of discontinued operations, net of tax	(311)	—

Net income for diluted earnings per share calculation	$57,469	$56,334

Weighted average shares outstanding during the year	102,558	99,333
Vested stock units	23	67
Assumed incremental shares from stock plans	2,807	3,750

Weighted average shares for diluted earnings per share calculation	105,388	103,150

Diluted earnings per share from continuing operations, net of tax	$0.55	$0.50
Income from discontinued operations, net of tax	—	0.05
Loss on disposal of discontinued operations, net of tax	—	—

Diluted net income per share	$0.55	$0.55

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended March 31,
	2006	2005
Stock option shares not included in computation (shares in 000’s)	77	49
Exercise price range of shares not included in computation:
Low	$56.92	$41.75
High	$60.21	$43.20

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.	Stock-based compensation

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, stock units, and employee stock purchases. Under this standard, stock-based compensation awards are measured at estimated grant-date fair value and recognized as compensation expense over their requisite service periods. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, under which the Company did not recognize compensation expense for most stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of FAS 123(R), and the Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company implemented FAS 123(R) using the modified prospective transition method. In accordance with this method, our condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows. We also elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits (the APIC pool) from the method described in FAS 123(R) for stock-based compensation awards.

Under FAS 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in the first quarter of 2006. The Company previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury.

Stock-based compensation plans and arrangements

The Company’s stock-based compensation plans and arrangements are described below.

2002 Plan. The DaVita Inc. 2002 Equity Compensation Plan provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The plan mandates a maximum award term of five years, and stipulates that stock option awards be granted with prices not less than the market price on the date of grant. The plan further requires that full share awards such as stock units reduce shares available under the plan at a rate of 2.75:1. The Company awards both nonqualified stock options and nonqualified stock units under this plan, which generally vest over 48 to 60 months from the date of grant. At March 31, 2006, there were 5,282,450 stock options and 315,672 stock units outstanding and 11,333,330 shares available for future grants under this plan.

1999 Plan. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services, other than executive officers and

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

members of the Board of Directors. The Company awards nonqualified stock options under this plan which are generally issued with exercise prices equal to the market price of the stock on the date of grant, vest over 48 to 52 months from the date of grant and bear maximum award terms of five years. At March 31, 2006, there were 1,767,305 stock options outstanding and 218,591 shares available for future grants under this plan.

Predecessor plans. Upon shareholder approval of the 2002 Plan on April 11, 2002, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and cancelled predecessor plan awards become available for new awards under the 2002 Plan. Stock options granted under these plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. The RTC Plan, a special purpose option plan related to the merger between the Company and Renal Treatment Centers, Inc. in 1998, was terminated in 1999. At March 31, 2006, there were 1,091,201 stock options outstanding under these terminated plans.

Deferred stock unit arrangements. During 2001 through 2003, the Company made nonqualified stock unit awards to members of the Board of Directors and certain key executive officers under stand-alone deferred stock unit arrangements. These awards vest over one to four years and are settled in stock when they vest or at a later date at the election of the recipient. At March 31, 2006, there were 96,278 stock units outstanding under these arrangements.

A combined summary of the status of awards under these stock-based compensation plans and arrangements is as follows:

	Three months ended March 31, 2006
	Stock options			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	9,269,781	$26.73		474,956
Granted	146,500	$55.56		514
Exercised	(1,219,508)	$15.46		(60,740)
Forfeited	(55,817)	$26.38		(2,780)

Outstanding at end of period	8,140,956	$28.94	3.2	411,950	3.0

Awards exercisable at end of period	2,847,770	$16.15	2.5	22,905	2.4

Weighted-average fair value of awards granted during the period	$15.22			$60.21

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Range of exercise prices	Awards Outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	411,950	$—	22,905	$—
$ 0.01–$10.00	840,319	4.41	840,319	4.41
$10.01–$20.00	2,285,779	14.31	1,247,836	14.51
$20.01–$30.00	811,359	27.88	171,725	27.45
$30.01–$40.00	1,394,224	31.15	490,769	30.65
$40.01–$50.00	2,056,125	45.74	97,121	45.54
$50.01–$60.00	736,150	51.67	—	—
$60.01–$70.00	17,000	60.21	—	—

Total	8,552,906	$27.54	2,870,675	$16.02

For the quarter ended March 31, 2006, the aggregate intrinsic value of stock awards exercised was $54,700. At March 31, 2006, the aggregate intrinsic value of stock awards outstanding was $279,400 and the aggregate intrinsic value exercisable was $126,900. For the quarter ended March 31, 2005, the aggregate intrinsic value of stock awards exercised was $42,000.

Estimated fair value of stock-based compensation awards

The Company has estimated the grant-date fair value of stock option awards using the Black-Scholes-Merton valuation model and stock unit awards at intrinsic value on the date of grant. The following assumptions were used in estimating the grant-date fair values of stock options and determining the total stock-based compensation attributable to the current period:

Expected term of the awards: The expected term of awards granted represents the period of time that they are expected to remain outstanding from the date of grant. The Company determines the expected term of its stock awards based on historical experience with similar awards, considering the contractual terms and vesting schedules of the awards.

Expected volatility: The Company estimates the volatility of the price of its common stock over the expected term of each award based on the historical price volatility of our common stock over the most recent period commensurate with the expected term of the award.

Expected dividend yield: The Company has not paid dividends on its common stock and has no current plans to pay dividends in the future.

Risk-free interest rate: The Company bases the expected risk-free interest rate on the implied yield currently available on stripped interest coupons of U.S. Treasury issues with a remaining term equivalent to the expected term of the award.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

A summary of the valuation inputs described above used for estimating the grant-date fair value of stock options granted in the periods indicated is as follows:

	Three months ended March 31,
	2006	2005
		pro-forma
Expected term	3.5 years	3.5 years
Expected volatility	25.0%	29.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	3.5%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior. Stock-based compensation expense is recorded for the awards that are expected to vest.

For the three months ended March 31, 2006, the Company recognized $5,692 in stock-based compensation expense for stock options, stock units and employee stock purchases, which is included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $2,214. As of March 31, 2006, there was $43,400 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the three months ended March 31, 2006, the Company received $18,856 in cash proceeds from stock option exercises and $19,515 in total actual tax benefits upon the exercise of stock awards.

Pro forma current quarter comparison under FAS 123(R) and APB 25

The following table presents the impact of the adoption of FAS123(R) on selected items from the Company’s condensed consolidated financial statements for the three months ended March 31, 2006:

	Three months ended March 31, 2006
	As reported under FAS123(R)	If reported under APB 25
Condensed consolidated statement of income:
Operating income	$162,075	$166,675
Income from continuing operations before taxes	$95,490	$100,090
Income from continuing operations	$57,780	$60,563
Net income	$57,469	$60,252
Basic earnings per share from continuing operations	$0.56	$0.59
Basic earnings per share	$0.56	$0.59
Diluted earnings per share from continuing operations	$0.55	$0.57
Diluted earnings per share	$0.55	$0.57
Condensed consolidated statement of cash flows:
Net cash used in operating activities	$(23,564)	$(5,032)
Net cash used in financing activities	$(73,619)	$(92,151)

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma prior year quarter results under FAS 123

The weighted average grant-date fair value of stock awards granted in the three months ended March 31, 2005 was $12.61. If the Company had adopted the fair value-based compensation expense provisions of Statement of Financial Accounting Standards No. 123 upon the issuance of that standard, net earnings and net earnings per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

Three months ended March 31, 2005
Net income:
As reported	$56,334
Add: Stock-based employee compensation expense included in reported net income, net of tax	521
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,933)

Pro forma net income	$53,922

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$53,922

Weighted average shares outstanding	99,333
Vested stock units	67

Weighted average shares for basic earnings per share calculation	99,400

Basic net income per share—Pro forma	$0.54

Basic net income per share—As reported	$0.57

Pro forma diluted earnings per share:
Pro forma net income for diluted earnings per share calculation	$53,922

Weighted average shares outstanding	99,333
Vested stock units	67
Assumed incremental shares from stock plans	3,598

Weighted average shares for diluted earnings per share calculation	102,998

Diluted net income per share—Pro forma	$0.52

Diluted net income per share—As reported	$0.55

Employee stock purchase plan. The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $1,540 and $3,263 at March 31, 2006 and December 31, 2005, respectively. During the period ended March 31, 2006, 80,442 shares were issued to satisfy obligations under the plan for purchase right periods in 2005. The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods beginning January 1, 2006 and 2005 using the Black-Scholes-Merton valuation model with the following assumptions, respectively: expected volatility of 21% and 27%, risk-free interest rate of 4.8% and 3.2%, and no dividends. Using these assumptions, the estimated fair value of these purchase rights was $12.65 and $11.04 for January 1, 2006 and 2005, respectively.

4.	Long-term debt

Long-term debt was comprised of the following:

	March 31, 2006	December 31, 2005
Term loan A	$279,250	$341,250
Term loan B	2,400,875	2,443,875
Senior and senior subordinated notes	1,350,000	1,350,000
Capital lease obligations	7,230	7,320
Acquisition obligations and other notes payable	7,215	14,757

	4,044,570	4,157,202
Less current portion	(5,237)	(71,767)

	$4,039,333	$4,085,435

Scheduled maturities of long-term debt at March 31, 2006 were as follows:

2006	$4,248
2007	22,731
2008	78,803
2009	87,180
2010	112,578
2011	660,231
Thereafter	3,078,799

During the first quarter of 2006, the Company made principal prepayments of $53,000 on the term loan A and $37,000 on the term loan B. Because of these principal prepayments, the Company’s next mandatory principal payments are $12,375 and $6,000 in 2007 for the term loan A and the term loan B, respectively.

On March 1, 2006, the Company’s interest rate margins on its term loan A and term loan B (collectively the credit facility), were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Company’s credit agreement. The term loan A currently bears interest at LIBOR plus 1.75% and the term loan B currently bears interest at LIBOR plus 2.00%. The margins are subject to adjustment depending upon certain financial ratios of the Company and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B.

The Company’s senior and senior subordinated notes consist of $500,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments. The Company may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010.

As of March 31, 2006, the Company maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,565,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on the Company’s debt to fixed rates ranging from 3.08% to 4.2675%, resulting in an overall weighted average effective interest rate of 5.88% on the hedged portion of the Company’s credit facility, including the term loan B margin of 2.00%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first quarter of 2006, the Company accrued net cash benefits of $2,204 from these swaps which is included in debt expense. As of March 31, 2006, the total fair value of these swaps was an asset of $42,119 and is included in other long-term assets.

Total comprehensive income for the three months ended March 31, 2006 was $63,667, including other comprehensive income valuation gains of $6,198, net of tax.

Total comprehensive income for the three months ended March 31, 2005 was $62,314, including other comprehensive income valuation gains of $5,980, net of tax.

As of March 31, 2006, the Company had the interest rates economically fixed on approximately 60% of its variable rate debt and approximately 72% of its total debt.

As a result of the swap agreements, the Company’s overall credit facility effective weighted average interest rate was 6.29%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of March 31, 2006.

The Company’s overall average effective interest rate during the first quarter of 2006 was 6.55% and as of March 31, 2006 was 6.54%.

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

United States Attorney inquiries

On March 4, 2005, the Company received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subject matter of this subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania. The Company has met with representatives of the government to discuss the scope of the subpoena and is in the process of producing responsive documents. In October 2005, the Company received a request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. The Company intends to continue to cooperate with the government’s investigation. The subpoenas have been issued in connection with a joint civil and criminal investigation. To the Company’s knowledge, no proceedings have been initiated against it at this time, although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

On October 25, 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the Company’s operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH), and to products relating to vitamin D therapies. The Company believes that the subpoena has been issued in connection with a joint civil and criminal investigation. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and DVA Renal Healthcare, which was acquired by the Company in October of 2005. To the Company’s knowledge, no proceedings have been initiated against the Company or DVA Renal Healthcare at this time, although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against the Company or DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

As previously reported, the Company has received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit (MFCU) regarding certain aspects of the EPO practices taking place at facilities managed by the Company in New York. The Company is cooperating with the MFCU’s informal inquiries and has provided documents and information to the MFCU. To the best of the Company’s knowledge, no proceedings have been initiated against the Company and the MFCU has not indicated an intention to do so, although the Company cannot predict whether it will receive further inquiries or whether or when proceedings might be initiated.

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

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. At this time, the Company cannot predict whether the plaintiff will seek arbitration nor can the Company estimate the range of damages, if any. The Company is investigating these claims and continues to vigorously defend itself in the matter.

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

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put provisions in joint venture agreements, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of March 31, 2006, the Company’s potential obligations under these put provisions totaled approximately $171,000 of which approximately $90,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $15,000.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of March 31, 2006, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

7.	Acquisitions

During the first quarter of 2006, the Company acquired dialysis businesses consisting of six centers, for a total of $23,261 in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective date of the acquisitions. The operating results of these acquisitions for the first quarter of 2006 were not material.

The initial purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received.

The total purchase cost allocations were as follows:

March 31, 2006
Tangible assets	$1,776
Amortizable intangible assets	2,305
Goodwill	19,180

Total purchase costs	$23,261

The amortizable intangible assets acquired are amortized using the straight-line method over a weighted-average amortization period of ten years. The goodwill associated with these acquisitions is expected to be deductible for tax purposes over a period of 15 years.

In October 2005, the Company completed its acquisition of DVA Renal Healthcare (formerly known as Gambro Healthcare, Inc.). The initial allocations of purchase cost have been recorded at fair value based upon the best information available to management at the time. The fair values of certain property and equipment and intangible assets and liabilities have been valued by an independent third party. However, specific assets and liabilities, including certain properties and leasehold improvements and settlement liabilities, as well as unresolved contingencies (Note 5), remain outstanding. The Company is currently in the process of obtaining the additional information required to properly assess and finalize the potential impact of changes in these valuations, if any, to the consolidated financial statements. The Company does not expect the impact of such additional adjustments to be material. Any valuation adjustments that would be recorded would be offset with a corresponding adjustment to goodwill in the periods resolved.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma information

The following summary, prepared on a pro forma basis, combines the results of operations for the acquisition of DVA Renal Healthcare and the related divestitures for the first quarter of 2005, as if these transactions were consummated as of the beginning of 2005.

Three months ended March 31, 2005
Pro forma net revenues	$1,037,237
Pro forma income from continuing operations	53,296
Pro forma basic income from continuing operations	0.54
Pro forma diluted income from continuing operations	0.52

8.	Discontinued operations

Effective January 1, 2006, the Company completed the sale of three centers to Renal Advantage, Inc. that were pending state regulatory approval. These centers were part of the total number of outpatient dialysis centers that were divested in conjunction with the consent order issued by the Federal Trade Commission in order for the Company to complete the acquisition of DVA Renal Healthcare but were deferred until the Company obtained the required state regulatory approval. The Company received net cash of $17,518 for these three divested centers and recorded a loss of $311, net of tax, during the first quarter of 2006. The loss on disposal of these centers includes an income tax expense totaling $1,272, of which $900 is related to the write off of book goodwill not deductible for tax purposes.

Net assets as of January 1, 2006 of the three divested centers sold were as follows:

Current assets	$157
Property and equipment, net	1,050
Goodwill	15,382
Liabilities	(32)

Net assets from discontinued operations	$16,557

The results of operations of the total historical DaVita outpatient centers that were either divested or held for sale in 2005 are reflected as discontinued operations as follows:

Three months ended March 31, 2005
Net operating revenues	$31,332
Income before income taxes	7,144
Income tax	2,780

Income from discontinued operations	$4,364

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

9.	Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The senior notes and the senior subordinated notes were issued by the Company and are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint venture partnerships and other third parties are not guarantors of these obligations.

Condensed Consolidating Statements of Income

For the three months ended March 31, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$80,280	$1,021,729	$147,238	$(86,059)	$1,163,188
Operating expenses	45,540	914,388	120,043	(86,059)	993,912
Minority interests	—	—	—	7,201	7,201

Operating income	34,740	107,341	27,195	(7,201)	162,075
Debt (expense) income	9,381	(79,231)	(609)	—	(70,459)
Other income, net	3,874	—	—	—	3,874
Income tax expense	18,718	18,946	46	—	37,710
Discontinued operations, net of tax	—	(311)	—	—	(311)
Equity earnings in subsidiaries	28,192	19,339	—	(47,531)	—

Net income	$57,469	$28,192	$26,540	$(54,732)	$57,469

For the three months ended March 31, 2005
Net operating revenues	$47,534	$499,045	$84,049	$(52,002)	$578,626
Operating expenses	29,362	428,685	69,903	(52,002)	475,948
Minority interests	—	—	—	3,818	3,818

Operating income	18,172	70,360	14,146	(3,818)	98,860
Debt (expense) income, refinancing charges and swap gains	4,282	(19,733)	(560)	—	(16,011)
Other income, net	1,617	—	—	—	1,617
Income tax expense	9,388	22,938	170	—	32,496
Discontinued operations, net of tax	—	2,675	1,689	—	4,364
Equity earnings in subsidiaries	41,651	11,287	—	(52,938)	—

Net income	$56,334	$41,651	$15,105	$(56,756)	$56,334

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of March 31, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$279,146	—	—	—	$279,146
Accounts receivable, net	—	$745,202	$113,936	—	859,138
Other current assets	8,349	377,190	13,616	—	399,155

Total current assets	287,495	1,122,392	127,552	—	1,537,439
Property and equipment, net	39,633	617,632	102,588	—	759,853
Amortizable intangibles, net	70,659	157,056	3,266	—	230,981
Investments in subsidiaries	3,695,697	344,908	—	$(4,040,605)	—
Receivables from subsidiaries	989,202	—	32,242	(1,021,444)	—
Other long-term assets and investments	40,046	4,212	11,522	—	55,780
Goodwill	—	3,410,105	195,296	—	3,605,401

Total assets	$5,122,732	$5,656,305	$472,466	$(5,062,049)	$6,189,454

Current liabilities	$107,961	$695,492	$25,672	—	$829,125
Payables to parent	—	1,021,444	—	$(1,021,444)	—
Long-term debt and other long-term liabilities	4,052,239	243,672	8,284	—	4,304,195
Minority interests	—	—	—	93,602	93,602
Shareholders’ equity	962,532	3,695,697	438,510	(4,134,207)	962,532

Total liabilities and shareholders’ equity	$5,122,732	$5,656,305	$472,466	$(5,062,049)	$6,189,454

As of December 31, 2005
Cash and cash equivalents	$431,811	—	—	—	$431,811
Accounts receivable, net	—	$749,288	$104,272	—	853,560
Other current assets	5,877	350,035	13,125	—	369,037

Total current assets	437,688	1,099,323	117,397	—	1,654,408
Property and equipment, net	34,319	611,828	103,931	—	750,078
Amortizable intangibles, net	73,407	158,980	3,557	—	235,944
Investments in subsidiaries	3,616,683	333,106	—	$(3,949,789)	—
Receivables from subsidiaries	1,038,182	—	8,486	(1,046,668)	—
Other long-term assets and investments	30,273	4,933	9,743	—	44,949
Goodwill	—	3,399,112	195,271	—	3,594,383

Total assets	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

Current liabilities	$285,956	$691,172	$12,605	—	$989,733
Payables to parent	—	1,046,668	—	$(1,046,668)	—
Long-term debt and other long-term liabilities	4,093,987	252,759	4,035	—	4,350,781
Minority interests	—	—	—	88,639	88,639
Shareholders’ equity	850,609	3,616,683	421,745	(4,038,428)	850,609

Total liabilities and shareholders’ equity	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities Net income	$57,469	$28,192	$26,540	$(54,732)	$57,469
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(142,772)	35,086	(28,079)	54,732	(81,033)

Net cash provided by (used in) operating activities	(85,303)	63,278	(1,539)	—	(23,564)

Cash flows from investing activities Additions of property and equipment, net	(7,021)	(36,459)	(4,511)	—	(47,991)
Acquisitions	—	(22,845)	—	—	(22,845)
Proceeds from divestitures	12,742	4,992	—	—	17,734
Other items	—	(8,681)	6,301	—	(2,380)

Net cash provided by (used in) investing activities	5,721	(62,993)	1,790	—	(55,482)

Cash flows from financing activities Long-term debt	(112,676)	(285)	(251)	—	(113,212)
Other items	39,593	—	—	—	39,593

Net cash used in financing activities	(73,083)	(285)	(251)	—	(73,619)

Net decrease in cash and cash equivalents	(152,665)	—	—	—	(152,665)
Cash and cash equivalents at beginning of period	431,811	—		—	431,811

Cash and cash equivalents at end of period	$279,146	$—	$—	$—	$279,146

For the three months ended March 31, 2005
Cash flows from operating activities Net income	$56,334	$41,651	$15,105	$(56,756)	$56,334
Changes in operating and intercompany assets and liabilities and non cash items included in net income	31,200	(10,432)	(22,452)	56,756	55,072

Net cash provided by (used in) operating activities	87,534	31,219	(7,347)	—	111,406

Cash flows from investing activities Additions of property and equipment, net	(870)	(12,053)	(12,702)	—	(25,625)
Acquisitions	—	(4,798)	—	—	(4,798)
Proceeds from divestitures	—	2,297	—	—	2,297
Other items	—	(17,075)	19,357	—	2,282

Net cash (used in) provided by investing activities	(870)	(31,629)	6,655		(25,844)

Cash flows from financing activities Long-term debt	(8,582)	410	692	—	(7,480)
Other items	(12,182)	—	—	—	(12,182)

Net cash (used in) provided by financing activities	(20,764)	410	692	—	(19,662)

Net increase in cash and cash equivalents	65,900	—	—	—	65,900
Cash and cash equivalents at beginning of period	251,979	—	—	—	251,979

Cash and cash equivalents at end of period	$317,879	$—	$—	$—	$317,879

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, the impact of SFAS No. 123(R), capital expenditures, the development of new centers and center acquisitions, the impact of the DVA Renal Healthcare acquisition, and our level of indebtedness on our financial performance, including EPS, and anticipated integration costs. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from preferred provider organizations (PPO) and private indemnity patients, possible reductions in private and government payment rates, the potential for un-reimbursed services resulting from changes in Medicare and Medicaid eligibility requirements, changes in pharmaceutical practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, the successful integration of DVA Renal Healthcare, including its billing and collection operations and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

For the quarter ended March 31, 2006, we experienced no significant changes in our business fundamentals. The operating results of DVA Renal Healthcare (formerly known as Gambro Healthcare, Inc.) are included in our consolidated financial statements from October 1, 2005. The operating results presented for the quarter ended March 31, 2005 reflect only continuing operations. Our operating results for the first quarter of 2006 compared with the prior sequential quarter and the same quarter of last year were as follows:

Continuing Operations	Quarter ended
	March 31, 2006		December 31, 2005		March 31, 2005
	(dollar amounts rounded to nearest million, except per treatment data)
Total operating revenues	$1,163	100%	$1,133	100%	$579	100%

Operating expenses and charges:
Patient care costs	818	70%	799	71%	388	67%
General and administrative	104	9%	98	9%	54	9%
Depreciation and amortization	42	4%	43	4%	24	4%
Provision for uncollectible accounts	30	3%	29	3%	10	2%
Minority interest and equity income, net	7	1%	6	1%	4	1%

Total operating expenses and charges	1,001	86%	975	86%	480	83%

Operating income	$162		$159		$99

Dialysis treatments	3,501,032		3,498,231		1,761,530
Average dialysis treatments per treatment day	45,468		44,281		22,877
Average dialysis revenue per dialysis treatment	$317		$311		$312

Net Operating Revenues

Total operating revenues. Total operating revenues for the first quarter of 2006 increased by approximately $30 million or approximately 3%, compared with the fourth quarter of 2005. The increase in the average revenue per treatment accounted for approximately 2% of the increase with the balance of approximately 1% due to additional lab, management fees and ancillary revenue. The increase in the average revenue per treatment was due primarily to increases in the Medicare composite rates that became effective on January 1, 2006. Total operating revenue during the first quarter of 2006 was impacted by fewer treatment days in the first quarter of 2006, which was offset by an increase in the number of treatments per day primarily attributable to non-acquired treatment growth of 4.6%.

The substantial increase in total operating revenues in the first quarter of 2006, as compared to the first quarter of 2005, was principally due to the acquisition of DVA Renal Healthcare effective October 1, 2005, with the balance of the increase due to an increase in treatment volume of approximately 12% and an increase in the average revenue per treatment of approximately 6%. The increase in treatment volume of 12% was attributable to non-acquired annual treatment growth of approximately 6.0% and growth through routine acquisitions of 6.3%. The average dialysis revenue per treatment (excluding lab, management fees and ancillary revenue) was approximately $317 for the first quarter of 2006 as compared to $312 for the first quarter of 2005. The higher revenue per treatment was due primarily to increases in the Medicare composite rates and an increase in the intensity of physician prescribed pharmaceuticals, partially offset by lower average revenue per treatment from the acquired DVA Renal Healthcare centers.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 70% of total operating revenues for the first quarter of 2006, as compared to 71% and 67% for the fourth quarter of 2005 and first quarter of 2005, respectively. On a per-treatment basis, patient care costs increased approximately $5 compared with the fourth quarter of 2005 and increased approximately $14 compared with the first quarter of 2005. The increase in the first quarter of 2006, as compared to both the fourth quarter of 2005 and the first quarter of 2005, was primarily due to higher labor and benefit costs and higher pharmaceutical and medical supply costs.

General and administrative expenses. General and administrative expenses were 9.0% of total operating revenues for the first quarter of 2006, as compared to 8.6% and 9.4% for the fourth quarter of 2005 and first quarter of 2005, respectively. In absolute dollars, general and administrative expenses for the first quarter of 2006 increased by approximately $6.6 million from the fourth quarter of 2005, primarily due to the impact of FAS 123(R), higher labor costs, and the timing of certain charges, partially offset by lower integration costs in the first quarter of 2006. The increase in the first quarter of 2006 as compared to the first quarter of 2005 was primarily attributable to the DVA Renal Healthcare acquisition, related integration costs, FAS 123(R), the timing of certain charges and expenditures and professional fees for legal and compliance initiatives and government investigations.

Depreciation and amortization. The increase in depreciation and amortization in the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to the acquisition of DVA Renal Healthcare and growth through other routine acquisitions, new center developments and expansions.

Provision for uncollectible accounts receivable. As a result of the operations of the newly acquired DVA Renal Healthcare, the provision for uncollectible accounts receivable was 2.6% in the first quarter of 2006 and for the fourth quarter of 2005. The provision for uncollectible accounts receivable for the first quarter of 2005 was 1.8%.

Debt expense. Debt expense of $70.5 million in the first quarter of 2006 decreased by approximately $3.0 million compared to the fourth quarter of 2005. The decrease was primarily due to a reduction in our interest rate margins of 0.25%, principal prepayments paid during the quarter, and fewer days in the first quarter of 2006. The overall average effective interest rate for the first quarter of 2006 was 6.6% compared to 6.6% for the fourth quarter of 2005, and 5.0% for the first quarter of 2005.

Minority interests and equity income, net. Minority interests and equity income, net increased from approximately $3.8 million in the first quarter of 2005 to $7.2 million in the first quarter of 2006. This increase reflects an ongoing trend toward a higher percentage of our new and existing centers having minority partners, additional joint venture centers as a result of the DVA Renal Healthcare acquisition, as well as continued growth in the profitability of our joint ventures.

Accounts receivable

Our accounts receivable balances at March 31, 2006 and December 31, 2005 of $859 million and $854 million represented approximately 69 and 71 days of revenue, respectively, net of bad debt provision. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the current quarter in the amount of unreserved accounts receivable or the amounts pending approval from third-party payors.

Outlook

Outlook for 2006. We are currently targeting operating income in 2006 to be in the $600-$680 million range after the impact of FAS 123(R) related to stock-based compensation expense. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government payment rates, the potential for un-reimbursed services resulting from changes in Medicare and Medicaid eligibility requirements, changes in pharmaceutical practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, and the successful integration of DVA Renal Healthcare, including its billing and collection operations. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the forward looking statements and associated risks as discussed in Item 2 on page 21 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2006 amounted to $(24) million, compared to $111 million during the first quarter of 2005. The first quarter of 2006 included an income tax payment of approximately $85 million associated with divestitures of our centers in conjunction with the DVA Renal Healthcare acquisition and also included cash interest payments of approximately $116 million on our debt. Non-operating cash outflows for the first quarter of 2006 included capital asset expenditures of $48 million, of which $26 million was for new center developments, and $23 million for acquisitions. Non-operating cash outflows for the first quarter of 2005 included capital asset expenditures of $26 million, of which $18 million was for new center developments, and approximately $4.8 million for acquisitions. During the first quarter of 2006 we acquired six dialysis centers, opened six new dialysis centers and divested three centers and closed three centers. During the first quarter of 2005 we acquired one new dialysis center and opened 10 new dialysis centers.

We continue to expect to spend $125 to $135 million in 2006 for capital asset expenditures related to routine maintenance items and information technology equipment and approximately $130 to $150 million for new center development and acquisitions. Our current projections include opening 40 new centers for the whole year 2006. We currently expect to generate approximately $350 million to $420 million of operating cash flow in 2006, which excludes the tax benefit from stock option exercises under FAS 123(R).

During the first quarter of 2006, we determined that we would not make an election pursuant to Section 338(h)(10) of the Internal Revenue Code which we had previously reported we were considering making in connection with our acquisition of DVA Renal Healthcare. If we had made such an election, it would have required an additional cash payment to Gambro Inc. estimated to be approximately $170 million. Subsequent to this decision, we made principal prepayments of $53 million on the term loan A and $37 million on the term loan B. Because of these principal prepayments, our next mandatory principal payments are $12.4 million and $6 million in 2007 for the term loan A and the term loan B, respectively.

On March 1, 2006, our interest rate margins on our term loan A and term loan B (collectively the credit facility), were reduced by 0.25% as a result of achieving certain financial ratios as defined in our credit agreement. The term loan A currently bears interest at LIBOR plus 1.75% and the term loan B currently bears interest at LIBOR plus 2.00%. The margins are subject to adjustment depending upon certain financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B.

Our senior and senior subordinated notes consist of $500 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments. We may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010.

As of March 31, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,565 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.2675%, resulting in an overall weighted average effective interest rate of 5.88%, on the hedged portion of our credit facility, including the term loan B margin of 2.00%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first quarter of 2006, we accrued net cash benefits of $2.2 million from these swaps which is included in debt expense. As of March 31, 2006, the total fair value of these swaps was an asset of $42.1 million. We recorded $6.2 million, net of tax, of additional comprehensive income for the change in fair value of the effective portions of these swaps during the first three months of 2006.

As of March 31, 2006, we had the interest rates economically fixed on approximately 60% of our variable rate debt and approximately 72% of our total debt.

As a result of the swap agreements, our overall credit facility effective weighted average interest rate was 6.29%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of March 31, 2006.

Our overall average effective interest rate during the first quarter of 2006 was 6.55% and as of March 31, 2006 was 6.54%.

We have undrawn revolving credit facilities totaling $250 million of which approximately $50 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Stock-based compensation

Effective January 1, 2006, we implemented Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, stock units, and employee stock purchases.

Under this standard, stock-based compensation awards are measured at estimated grant-date fair value and recognized as compensation expense over their requisite service periods. FAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, under which we did not recognize compensation expense for most stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of FAS 123(R), and we have applied the provisions of SAB 107 in its adoption of FAS 123(R).

We implemented FAS 123(R) using the modified prospective transition method. In accordance with this method, our condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows. We also elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits (the APIC pool) from the method described in FAS 123(R) for stock-based compensation awards.

Under FAS 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the quarter ended March 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in the first quarter of 2006. We previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of stock options granted during the three months ended March 31, 2006, as well as for stock option grants during all prior periods.

For the three months ended March 31, 2006, we recognized $5.7 million in stock-based compensation expense for stock options, stock units and employee stock purchases, $4.6 million of which was incremental expense recognized due to the implementation of FAS 123(R). Stock-based compensation expense is included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $2.2 million. As of March 31, 2006, there was $43.4 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the three months ended March 31, 2006, we received $18.9 million in cash proceeds from stock option exercises and $19.5 million in actual tax benefits upon the exercise of stock awards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

The table below provides information, as of March 31, 2006, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair Value
	2006	2007	2008	2009	2010	2011
	(dollars in millions)
Long Term Debt:
Fixed rate	$3	$3	$1	$1	$1	$—	$1,352	$1,361	7.02%	$1,364
Variable rate	$1	$20	$78	$86	$112	$660	$1,727	$2,684	6.29%	$2,684

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2006	2007	2008	2009	2010
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,565	$225	$372	$378	$401	$189	3.08% to 4.2675%	LIBOR	$42.1

As of March 31, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,565 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.2675%, resulting in an overall weighted average effective interest rate of 5.88%, on the hedged portion of our credit facility, including the term loan B margin of 2.00%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first quarter of 2006, we accrued net cash benefits of $2.2 million from these swaps which is included in debt expense. As of March 31, 2006, the total fair value of these swaps was an asset of $42.1 million. We recorded $6.2 million, net of tax, of additional comprehensive income for the change in fair value of the effective portions of these swaps during the first three months of 2006.

As of March 31, 2006, we had the interest rates economically fixed on approximately 60% of our variable rate debt and approximately 72% of our total debt.

As a result of the swap agreements, our overall credit facility effective weighted average interest rate was 6.29%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of March 31, 2006.

Our overall average effective interest rate during the first quarter of 2006 was 6.55% and as of March 31, 2006 was 6.54%.

Item 4.	Controls and Procedures

Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-Q. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

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

Item 1A.	Risk Factors

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

If the average rates that commercial payors pay us decline or commercial payors continue to increase incentives for in network participation by plan members, then our revenues, earnings and cash flows would be substantially reduced.

Approximately 35% of our current dialysis revenues are generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. Based on our recent experience in negotiating with commercial payors, we expect that commercial payors will continue to negotiate for lower payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, our acquisition of DVA Renal Healthcare, and other factors. Consolidations have significantly increased the negotiating leverage of commercial payors. In addition, DVA Renal Healthcare contracts with commercial payors on average, provide for lower rates than our historical commercial rates. The integration of DVA Renal Healthcare’s operations may lead to increased volatility in payment rates from commercial payors as a result of reconciling and integrating existing contracts with commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Commercial payors continue to encourage their plan members to seek care with providers that have agreed to the commercial payor’s network rates. Network rates are typically lower and have lower rates of annual increase than out of network rates. To the extent that commercial payors continue to increase network participation by plan members, we may have to become a network provider for an increasing number of commercial payors which could substantially reduce our revenues, earnings and cash flows.

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

Approximately one-half of our current dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare End Stage Renal Disease (ESRD) program pays us for dialysis and ancillary services at fixed rates. Unlike most other services covered by Medicare, the Medicare ESRD program has not provided for regular inflation increases in payment rates. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in payment rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

Changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

The Medicare composite rate is the payment rate for a dialysis treatment, including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable payment rates went into effect January 1, 2006 as Medicare moved payment rates for pharmaceuticals from average acquisition cost to average sale price plus 6%. Future changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

CMS continues to study the ESRD payment system through a number of demonstration projects which will take place over the next few years. Pharmaceuticals are approximately 35% of our current total Medicare revenues. If Medicare begins to include in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately, or if there are further changes to or decreases in the payment rate for these items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our current dialysis revenues are generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. For example, changes to Medicaid eligibility requirements will go into effect July 1, 2006 which mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be substantially reduced to the extent that we are not reimbursed for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by those programs for dialysis and related services, limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

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

For example, CMS has issued a new payment coverage policy for EPO that went in to effect on April 1, 2006. This new policy restricts payments based on EPO doses for certain patients and may affect physician prescription patterns as they adopt the new policy, which could have a negative impact on our revenues, earnings and cash flows. Additionally, there is a risk that certain of our fiscal intermediaries may choose to interpret the guideline in a manner that further limits payments and thus negatively impacts our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. An increase in the cost of EPO could have a material adverse effect on our earnings and cash flows. Although our agreement with Amgen for EPO pricing continues for a fixed time period and includes potential pricing discounts depending upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, our contract with Amgen provides for specific rebates and incentives that are based on patient outcomes, process improvement, data submission, purchase volume growth and some combination of these factors. Factors that could impact our ability to qualify for the discounts, rebates and incentives provided for in our agreement with Amgen include our ability to achieve certain clinical outcomes, changes by CMS to the EPO payment coverage policy that went into effect on April 1, 2006, changes in pharmaceutical intensities and our growth. We have and may from time to time accelerate our EPO purchase volume in a given period to take advantage of certain incentives provided for in the agreement, which could result in an increase in our inventory levels. Failure to qualify for discounts or meet or exceed the targets and earn the specified rebates and incentives could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can remain effective for between two and three weeks. In the event that Amgen begins to market Aranesp® for the treatment of dialysis patients, we may realize lower margins on the administration of Aranesp® than are currently realized with EPO. In addition, some physicians may begin to administer Aranesp® in their offices, which would prevent us from recognizing revenue or profit from the administration of EPO or Aranesp® to those physicians’ patients. A significant increase in the use of Aranesp® or the development and use of similar alternatives to EPO could have a material adverse effect on our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures and the related request for additional documents related to specific medical director and joint venture arrangements we received in October 2005, and the additional subpoena we received in February 2006 requesting documents related to certain patient records relating to the administration and billing of EPO. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoena will continue to require management attention and significant legal expense. In addition, criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. DVA Renal Healthcare received a similar subpoena in November 2004. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time, although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved. Compliance with the subpoenas will continue to require management attention and legal expense. In addition, criminal proceedings may be initiated against us and DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties.

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

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 6% of our first quarter 2006 dialysis revenue. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

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

As of March 31, 2006 we owned a controlling interest in approximately 70 dialysis related joint ventures, representing approximately 15% of our dialysis revenue. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, includes a request for documents related to our joint ventures. If our joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay amounts received from Medicare and certain other payors by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

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

We entered into a ten-year alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we are required to purchase from Gambro Renal Products specified percentages representing a significant majority of our requirements for hemodialysis products, supplies and equipment at fixed prices. This will limit our ability to realize future cost savings in regard to these products and equipment. For the year ended December 31, 2005, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs. If Gambro Renal Products is unable to fulfill its obligations under the agreement, we may have difficulty finding alternative sources of supplies on favorable financial terms, further reducing our ability to achieve cost savings. Gambro Renal Products is currently having difficulty meeting our requirements for hemodialysis machines and while we are in the process of arranging for alternative supply sources, we may have difficulty finding alternative supply sources for these machines in the future. In addition, as we replace existing equipment from other third-party manufacturers with Gambro Renal Products’ equipment, we may incur additional expenses as we transition to this new equipment.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs, which could substantially reduce our revenues, earnings and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, under the terms of our credit facilities and the indentures governing our senior and senior subordinated notes, we have share repurchase limitations.

There were no repurchases of our common stock during the three-month period ended March 31, 2006. We have approximately $249 million available from Board authorizations to repurchase shares of our common stock as of March 31, 2006.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number
10.1	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc. ✓ **

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ GARY W. BEIL
Gary W. Beil Vice President and Controller*

Date: May 3, 2006

*	Mr. Beil has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc. ✓ **

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.