Form 10-Q
period 2006-06-30
DAVITA INC
filed 2006-08-07
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

June 30, 2006

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

As of June 30, 2006, the number of shares of the Registrant’s common stock outstanding was approximately 103.6 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.1 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and six months ended June 30, 2006 and June 30, 2005	1

	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2006 and for the year ended December 31, 2005	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	41

Signature		42

Note: Items 3 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net operating revenues	$1,207,816	$617,085	$2,371,004	$1,195,711
Operating expenses and charges:
Patient care costs	842,973	413,225	1,660,746	800,740
General and administrative	111,444	59,856	215,612	114,119
Depreciation and amortization	41,717	24,933	83,608	48,778
Provision for uncollectible accounts	31,230	10,964	61,310	21,289
Minority interests and equity income, net	8,700	5,676	15,901	9,494

Total operating expenses and charges	1,036,064	514,654	2,037,177	994,420

Operating income	171,752	102,431	333,827	201,291

Debt expense	(68,436)	(24,885)	(138,895)	(42,416)
Swap valuation (loss) gain		(2,131)		6,261
Refinancing charges				(6,872)
Other income	2,973	2,065	6,847	3,682

Income from continuing operations before income taxes	106,289	77,480	201,779	161,946
Income tax expense	41,960	29,353	79,670	61,849

Income from continuing operations	64,329	48,127	122,109	100,097

Discontinued operations
Income from operations of discontinued operations, net of tax		4,816		9,180
Loss on disposal of discontinued operations, net of tax	(1,092)		(1,403)

Net income	$63,237	$52,943	$120,706	$109,277

Earnings per share:
Basic earnings per share from continuing operations	$0.62	$0.48	$1.18	$1.00

Basic earnings per share	$0.61	$0.53	$1.17	$1.09

Diluted earnings per share from continuing operations	$0.61	$0.46	$1.16	$0.97

Diluted earnings per share	$0.60	$0.51	$1.14	$1.06

Weighted average shares for earnings per share:
Basic	103,479,062	100,476,587	103,046,461	99,939,222

Diluted	105,645,208	103,845,030	105,486,027	103,512,444

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$339,319	$431,811
Accounts receivable, less allowance of $159,745 and $138,598	859,165	853,560
Inventories	93,362	69,130
Other receivables	135,731	116,620
Other current assets	24,620	38,463
Deferred income taxes	177,426	144,824

Total current assets	1,629,623	1,654,408
Property and equipment, net	787,378	750,078
Amortizable intangibles, net	224,769	235,944
Investments in third-party dialysis businesses	1,936	3,181
Other long-term assets	57,562	41,768
Goodwill	3,640,143	3,594,383

	$6,341,411	$6,279,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$190,096	$212,049
Other liabilities	449,599	381,964
Accrued compensation and benefits	291,140	231,994
Current portion of long-term debt	5,008	71,767
Income taxes payable	45,204	91,959

Total current liabilities	981,047	989,733
Long-term debt	3,939,047	4,085,435
Other long-term liabilities	27,287	26,416
Alliance and product supply agreement and other, net	149,943	163,431
Deferred income taxes	93,251	75,499
Minority interests	107,992	88,639
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued)	135	135
Additional paid-in capital	602,952	569,751
Retained earnings	960,636	839,930
Treasury stock, at cost (31,280,720 and 32,927,026 shares)	(545,313)	(574,013)
Accumulated comprehensive income valuations	24,434	14,806

Total shareholders’ equity	1,042,844	850,609

	$6,341,411	$6,279,762

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$120,706	$109,277
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	83,608	50,708
Stock-based compensation expense	11,455	1,862
Tax benefits from stock option exercises	1,574	25,846
Deferred income taxes	(20,980)	(11,433)
Minority interests in income of consolidated subsidiaries	17,360	10,652
Distributions to minority interests	(13,357)	(7,970)
Equity investment income	(1,459)	(511)
Gain on other dispositions	(360)	(400)
Loss on disposal of discontinued operations	787	—
Non-cash debt and other expenses	8,880	1,505
Refinancing charges	—	6,872
Swap valuation gain	—	(6,261)
Excess tax benefits from stock-based compensation	(22,054)	—
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(2,555)	(15,546)
Inventories	(23,282)	(2,528)
Other receivables and other current assets	(15,522)	(12,185)
Other long-term assets	(1,040)	(94)
Accounts payable	(20,997)	5,054
Accrued compensation and benefits	60,829	18,314
Other current liabilities	70,714	41,028
Income taxes	(24,701)	1,221
Other long-term liabilities	2,920	2,190

Net cash provided by operating activities	232,526	217,601

Cash flows from investing activities:
Additions of property and equipment, net	(115,362)	(65,905)
Acquisitions and purchases of other ownership interests	(69,578)	(88,683)
Proceeds from divestitures and asset sales	21,098	—
Investments in and advances to affiliates, net	9,981	8,721
Intangible assets	(5,630)	(780)

Net cash used in investing activities	(159,491)	(146,647)

Cash flows from financing activities:
Borrowings	2,925,838	1,742,232
Payments on long-term debt	(3,139,358)	(1,752,197)
Deferred financing costs	(2)	(29,979)
Excess tax benefits from stock-based compensation	22,054	—
Stock option exercises and other share issuances, net	25,941	29,772

Net cash used in financing activities	(165,527)	(10,172)

Net (decrease) increase in cash and cash equivalents	(92,492)	60,782
Cash and cash equivalents at beginning of period	431,811	251,979

Cash and cash equivalents at end of period	$339,319	$312,761

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income valuations	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134

Comprehensive income:
Net income				228,643				228,643
Unrealized gain on interest rate swaps, net of tax							16,821	16,821
Less reclassification of net swap valuation gains into net income, net of tax							(3,745)	(3,745)

Total comprehensive income								241,719

Stock purchase shares issued			657		64	1,118		1,775
Stock unit shares issued			(492)		28	492
Stock options exercised			(14,965)		3,276	57,109		42,144
Stock-based compensation expense			3,353					3,353
Tax benefits from stock awards exercised			38,484					38,484

Balance at December 31, 2005	134,862	135	569,751	839,930	(32,927)	(574,013)	14,806	850,609

Comprehensive income:
Net income				120,706				120,706
Net unrealized gain on interest rate swaps, net of tax							9,628	9,628

Total comprehensive income								130,334

Stock purchase shares issued			1,861		80	1,402		3,263
Stock unit shares issued			(870)		103	1,800		930
Stock options exercised			(2,873)		1,463	25,498		22,625
Stock-based compensation expense			11,455					11,455
Tax benefits from stock awards exercised			23,628					23,628

Balance at June 30, 2006	134,862	$135	$602,952	$960,636	(31,281)	$(545,313)	$24,434	$1,042,844

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for prior periods have been adjusted to retroactively reflect the operating results of the historical DaVita divested centers and a terminated management services agreement as discontinued operations. Prior year balances and amounts have been classified to conform to the current year presentation.

2.	Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares plus vested stock units outstanding. Diluted net income per share includes the dilutive effect of stock options and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(shares in thousands)
Basic:
Income from continuing operations	$64,329	$48,127	$122,109	$100,097
Income from discontinued operations, net of tax	—	4,816	—	9,180
Loss on disposal of discontinued operations, net of tax	(1,092)	—	(1,403)	—

Net income	$63,237	$52,943	$120,706	$109,277

Weighted average shares outstanding during the period	103,428	100,428	102,995	99,890
Vested stock units	51	49	51	49

Weighted average shares for basic earnings per share calculations	103,479	100,477	103,046	99,939

Basic earnings per share from continuing operations	$0.62	$0.48	$1.18	$1.00
Income from discontinued operations	—	0.05	—	0.09
Loss on disposal of discontinued operations	(0.01)	—	(0.01)	—

Basic earnings per share	$0.61	$0.53	$1.17	$1.09

Diluted:
Income from continuing operations	$64,329	$48,127	$122,109	$100,097
Income from discontinued operations, net of tax	—	4,816	—	9,180
Loss on disposal of discontinued operations, net of tax	(1,092)	—	(1,403)	—

Net income for diluted earnings per share calculation	$63,237	$52,943	$120,706	$109,277

Weighted average shares outstanding during the period	103,428	100,428	102,995	99,890
Vested stock units	51	49	51	49
Assumed incremental shares from stock plans	2,166	3,368	2,440	3,573

Weighted average shares for diluted earnings per share calculation	105,645	103,845	105,486	103,512

Diluted earnings per share from continuing operations	$0.61	$0.46	$1.16	$0.97
Income from discontinued operations	—	0.05	—	0.09
Loss on disposal of discontinued operations	(0.01)	—	(0.02)	—

Diluted earnings per share	$0.60	$0.51	$1.14	$1.06

Shares associated with stock options that have exercise prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock option shares not included in computation (shares in 000’s)	199	0	156	23
Exercise price range of shares not included in computation:
Low	$52.54	$—	$54.71	$42.68
High	$60.21	$—	$60.21	$43.50

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.	Stock-based compensation

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, stock units, stock appreciation rights and employee stock purchases. Under this standard, the Company’s stock-based compensation awards are measured at estimated grant-date fair value and recognized as compensation expense over their requisite service periods. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, under which the Company did not recognize compensation expense for most stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of FAS 123(R), and the Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company implemented FAS 123(R) using the modified prospective transition method. In accordance with this method, our condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows. We also elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in FAS 123(R) for stock-based compensation awards.

Under FAS 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the six months ended June 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in the first six months of 2006. The Company previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury.

Stock-based compensation plans and arrangements

The Company’s stock-based compensation plans and arrangements are described below.

2002 Plan. The DaVita Inc. 2002 Equity Compensation Plan provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The plan mandates a maximum award term of five years, and stipulates that stock options and stock appreciation rights be granted with prices not less than the market price on the date of grant. The plan further requires that full share awards such as stock units reduce shares available under the plan at a rate of 2.75:1. The Company’s nonqualified stock options and nonqualified stock units awarded under this plan generally vest over 48 to 60 months from the date of grant. At June 30, 2006, there were 5,249,700 stock options and 279,123 stock units outstanding and 11,295,334 shares available for future grants under this plan. On July 1, 2006, the Company granted 2,214,500 stock-settled stock appreciation rights to employees under this plan, which generally vest over 24 to 52 months from the date of grant.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

1999 Plan. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services, other than executive officers and members of the Board of Directors. The Company awards nonqualified stock options under this plan which are generally issued with exercise prices equal to the market price of the stock on the date of grant, vest over 48 to 52 months from the date of grant and bear maximum award terms of five years. At June 30, 2006, there were 1,659,518 stock options outstanding and 218,061 shares available for future grants under this plan.

Predecessor plans. Upon shareholder approval of the 2002 Plan on April 11, 2002, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and cancelled predecessor plan awards become available for new awards under the 2002 Plan. Stock options granted under these plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. The RTC Plan, a special purpose option plan related to the merger between the Company and Renal Treatment Centers, Inc. in 1998, was terminated in 1999. At June 30, 2006, there were 1,011,201 stock options outstanding under these terminated plans.

Deferred stock unit arrangements. During 2001 through 2003, the Company made nonqualified stock unit awards to members of the Board of Directors and certain key executive officers under stand-alone deferred stock unit arrangements. These awards vest over one to four years and are settled in stock when they vest or at a later date at the election of the recipient. At June 30, 2006, there were 96,278 stock units outstanding under these arrangements.

A combined summary of the status of awards under these stock-based compensation plans and arrangements is as follows:

	Six months ended June 30, 2006
	Stock options			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	9,269,781	$26.73		474,956
Granted	437,500	$53.16		47,141
Exercised	(1,462,620)	$15.47		(103,106)
Forfeited	(324,242)	$33.03		(43,590)

Outstanding at end of period	7,920,419	$30.01	3.1	375,401	3.1

Awards exercisable at end of period	3,358,212	$17.35	2.3	50,548	2.2

Weighted-average fair value of awards granted during the period	$12.43			$49.11

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	375,401	$—	50,548	$—
$ 0.01–$10.00	840,319	4.41	840,319	4.41
$10.01–$20.00	2,045,867	14.31	1,519,173	14.36
$20.01–$30.00	761,484	27.88	221,419	27.60
$30.01–$40.00	1,233,349	31.03	559,305	30.67
$40.01–$50.00	2,103,250	45.80	217,996	43.38
$50.01–$60.00	919,150	52.06	—	—
$60.01–$70.00	17,000	60.21	—	—

Total	8,295,820	$28.65	3,408,760	$17.09

For the six months ended June 30, 2006, the aggregate intrinsic value of stock awards exercised was $65,900. At June 30, 2006, the aggregate intrinsic value of stock awards outstanding was $177,000 and the aggregate intrinsic value exercisable was $111,200. For the six months ended June 30, 2005, the aggregate intrinsic value of stock awards exercised was $70,700.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

A summary of the valuation inputs described above used for estimating the grant-date fair value of stock options granted in the periods indicated is as follows:

	Six months ended June 30,
	2006	2005
		pro-forma
Expected term	2.9 years	3.5 years
Expected volatility	25.0%	28.4%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.8%	3.7%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior. Stock-based compensation expense is recorded for the awards that are expected to vest.

For the six months ended June 30, 2006, the Company recognized $11,455 in stock-based compensation expense for stock options, stock units and employee stock purchases, which is included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $4,456. As of June 30, 2006, there was $42,400 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2006, the Company received $22,625 in cash proceeds from stock option exercises and $23,628 in total actual tax benefits upon the exercise of stock awards.

Pro forma year to date comparison under FAS 123(R) and APB 25

The following table presents the impact of the adoption of FAS 123(R) on selected items from the Company’s condensed consolidated financial statements for the six months ended June 30, 2006:

	Six months ended June 30, 2006
	As reported under FAS 123(R)	If reported under APB 25
Condensed consolidated statement of income:
Operating income	$333,827	$343,067
Income from continuing operations before taxes	$201,779	$211,019
Income from continuing operations	$122,109	$127,727
Net income	$120,706	$126,324
Basic earnings per share from continuing operations	$1.18	$1.24
Basic earnings per share	$1.17	$1.23
Diluted earnings per share from continuing operations	$1.16	$1.21
Diluted earnings per share	$1.14	$1.19
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	$232,526	$254,580
Net cash used in financing activities	$(165,527)	$(187,581)

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma prior year-to-date results under FAS 123

The weighted average grant-date fair value of stock awards granted in the three and six months ended June 30, 2005 was $12.11 and $12.28, respectively. If the Company had adopted the fair value-based compensation expense provisions of Statement of Financial Accounting Standards No. 123 upon the issuance of that standard, net earnings and net earnings per share for the six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income:
As reported	$52,943	$109,277
Add: Stock-based employee compensation expense included in reported net income, net of tax	633	1,154
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(3,264)	(6,197)

Pro forma net income	$50,312	$104,234

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$50,312	$104,234

Weighted average shares outstanding	100,428	99,890
Vested stock units	49	49

Weighted average shares for basic earnings per share calculation	100,477	99,939

Basic net income per share—Pro forma	$0.50	$1.04

Basic net income per share—As reported	$0.53	$1.09

Pro forma diluted earnings per share:
Pro forma net income for diluted earnings per share calculation	$50,312	$104,234

Weighted average shares outstanding	100,428	99,890
Vested stock units	49	49
Assumed incremental shares from stock plans	3,256	3,445

Weighted average shares for diluted earnings per share calculation	103,733	103,384

Diluted net income per share—Pro forma	$0.49	$1.01

Diluted net income per share—As reported	$0.51	$1.06

Employee stock purchase plan. The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $2,669 and $3,263 at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, 80,442 shares were issued to satisfy obligations under the plan for

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

purchase right periods in 2005. The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods beginning January 1, 2006 and 2005 using the Black-Scholes-Merton valuation model with the following assumptions, respectively: expected volatility of 21% and 30%, risk-free interest rate of 4.8% and 3.3%, and no dividends. Using these assumptions, the estimated fair value of these purchase rights was $12.65 and $11.04 for January 1, 2006 and 2005, respectively.

4.	Long-term debt

Long-term debt was comprised of the following:

	June 30, 2006	December 31, 2005
Term loan A	$279,250	$341,250
Term loan B	2,300,875	2,443,875
Senior and senior subordinated notes	1,350,000	1,350,000
Capital lease obligations	6,933	7,320
Acquisition obligations and other notes payable	6,997	14,757

	3,944,055	4,157,202
Less current portion	(5,008)	(71,767)

	$3,939,047	$4,085,435

Scheduled maturities of long-term debt at June 30, 2006 were as follows:

2006	$3,358
2007	16,892
2008	54,464
2009	62,733
2010	88,077
2011	639,731
Thereafter	3,078,800

During the first six months of 2006, the Company made principal prepayments of $53,000 on the term loan A and $137,000 on the term loan B. On August 1, 2006, the Company made an additional $120,000 principal prepayment on the term loan B. Because of these principal prepayments, the Company’s next mandatory principal payments are $12,375 in 2007 for the term loan A and $453,625 in 2011 for the term loan B.

On March 1, 2006, the Company’s interest rate margins on its term loan A and term loan B (collectively the Credit Facility), were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Credit Facility. The term loan A currently bears interest at LIBOR plus 1.75% and the term loan B currently bears interest at LIBOR plus 2.00%. The margins are subject to adjustment depending upon changes in certain financial ratios of the Company and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B.

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

As of June 30, 2006, the Company maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,518,500. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on the Company’s debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.88% on the hedged portion of the Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During the first six months of 2006, the Company accrued net cash benefits of $5,943 from these swaps which is included in debt expense. As of June 30, 2006, the total fair value of these swaps was an asset of $48,811 and is principally included in other long-term assets.

Total comprehensive income for the three and six months ended June 30, 2006 was $66,667 and $130,334, respectively, including other comprehensive income valuation gains on swaps of $3,430 and $9,628, respectively, net of tax.

Total comprehensive income for the three and six months ended June 30, 2005 was $43,902 and $106,216, respectively, including other comprehensive income valuation losses on swaps of $9,041 and $3,061, respectively, net of tax.

As of June 30, 2006, the interest rates were economically fixed on approximately 59% of the Company’s variable rate debt and approximately 73% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Credit Facility was 6.51%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of June 30, 2006.

The Company’s overall average effective interest rate excluding amortization of deferred financing costs during the second quarter of 2006 was 6.60% and as of June 30, 2006 was 6.69%.

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

United States Attorney inquiries

On March 4, 2005, the Company received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. The subpoena significantly overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania discussed below. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen (EPO). The Company is producing documents and providing information to the government. The Company is also cooperating, and intends to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To the Company’s knowledge, no proceedings have been initiated against it at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

On October 25, 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the Company’s operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH), and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and DVA Renal Healthcare, which was acquired by the Company in October of 2005. To the Company’s knowledge, no proceedings have been initiated against the Company or DVA Renal Healthcare at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense.

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of its historical practices, including billing and other operating procedures and the Company’s financial relationships with physicians. The Company cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, the Company received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena requires an update to the information the Company provided in its response to the February 2001 request, and also seeks a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covers the period from May 1996 to May 2002. The Company has provided the documents requested and continues to cooperate with the United States Attorney’s Office and the OIG in its investigation. If this review proceeds, the government could expand its areas of concern. To the Company’s knowledge, no proceedings have been initiated against it at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

Other

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

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. The Company is evaluating the claims and intends to vigorously defend itself in the matter. It also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot estimate the range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In August 2006, the plaintiff proceeded with a demand to compel arbitration. At this time, the Company cannot estimate the potential range of damages, if any. The Company is investigating these claims and continues to vigorously defend itself in the matter.

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

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put provisions in joint venture agreements, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of June 30, 2006, the Company’s potential obligations under these

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

put provisions totaled approximately $177,000 of which approximately $92,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $15,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of June 30, 2006, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

7.	Acquisitions

During the first six months of 2006, the Company acquired dialysis businesses consisting of 14 centers, for a total of $68,131 in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective date of the acquisitions. The operating results of these acquisitions for the six months ended June 30, 2006 were not material.

The initial purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received.

The total purchase cost allocations were as follows:

June 30, 2006
Tangible assets	$4,098
Amortizable intangible assets	5,907
Goodwill	58,126

Total purchase costs	$68,131

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

On May 29, 2006, the Company notified Gambro Renal Products Inc (Gambro Renal Products) that the Company was terminating the Alliance and Product Supply Agreement (the Supply Agreement) with Gambro AB and Gambro Renal Products. The Supply Agreement was entered into on October 5, 2005, in conjunction with the Company’s acquisition of DVA Renal Healthcare and committed the Company to purchase a significant majority of its hemodialysis products supplies and equipment at fixed prices. The Company’s termination notice claims a material breach by Gambro Renal Products for failure to perform its obligations under the Supply Agreement. Termination of the Supply Agreement will be effective 90 days after notice of the breach unless Gambro Renal Products has cured such breach within the 90-day period, or if a cure is not possible, within the 90-day period, Gambro Renal Products has commenced or is diligently working on steps that the Company and Gambro Renal Products mutually agree would result in a cure or prevent a similar subsequent breach. The Company and Gambro Renal Products are working to resolve these issues, but the Company cannot predict when or how these matters will be resolved.

Pro forma information

The following summary, prepared on a pro forma basis, combines the results of operations for the acquisition of DVA Renal Healthcare and the related divestitures (See Note 8) for the first six months of 2005, as if these transactions were consummated as of the beginning of 2005.

Six months ended June 30, 2005
Pro forma net revenues	$2,117,330
Pro forma income from continuing operations	104,834
Pro forma basic income per share from continuing operations	1.05
Pro forma diluted income per share from continuing operations	1.01

8.	Discontinued operations

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The results of operations of the total historical DaVita outpatient centers that were either divested or held for sale in 2005 are reflected as discontinued operations as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net operating revenues	$31,962	$63,294
Income before income taxes	7,883	15,028
Income tax	3,067	5,848

Income from discontinued operations	$4,816	$9,180

During the second quarter of 2006, the Company recorded a loss of $1,092, net of tax, as an adjustment to the previously reported gain on disposal of discontinued operations.

9.	Significant new accounting standard

In June 2006, the Financial Accounting Standards Board issued Interpretation 48 (FIN 48) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the expected impact of this Interpretation on its consolidated financial statements.

10.	Condensed consolidating financial statements

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended June 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$84,091	$1,059,116	$153,816	$(89,207)	$1,207,816
Operating expenses	46,933	944,288	125,350	(89,207)	1,027,364
Minority interests	—	—	—	8,700	8,700

Operating income	37,158	114,828	28,466	(8,700)	171,752
Debt (expense) income	8,642	(76,787)	(291)	—	(68, 436)
Other income, net	2,973	—	—	—	2,973
Income tax expense	19,022	22,938	—	—	41,960
Discontinued operations, net of tax	—	(1,092)	—	—	(1,092)
Equity earnings in subsidiaries	33,486	19,475	—	(52,961)	—

Net income	$63,237	$33,486	$28,175	$(61,661)	$63,237

For the three months ended June 30, 2005
Net operating revenues	$49,046	$520,503	$101,216	$(53,680)	$617,085
Operating expenses	31,205	450,174	81,279	(53,680)	508,978
Minority interests	—	—	—	5,676	5,676

Operating income	17,841	70,329	19,937	(5,676)	102,431
Debt (expense) income and swap losses	(4,851)	(21,547)	(618)	—	(27,016)
Other income	2,065	—	—	—	2,065
Income tax expense	5,871	23,286	196	—	29,353
Discontinued operations	—	2,548	2,268	—	4,816
Equity earnings in subsidiaries	43,759	15,715	—	(59,474)	—

Net income	$52,943	$43,759	$21,391	$(65,150)	$52,943

For the six months ended June 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$164,371	$2,080,845	$301,054	$(175,266)	$2,371,004
Operating expenses	92,473	1,858,676	245,393	(175,266)	2,021,276
Minority interests	—	—	—	15,901	15,901

Operating income	71,898	222,169	55,661	(15,901)	333,827
Debt (expense) income	18,023	(156,018)	(900)	—	(138,895)
Other income, net	6,847	—	—	—	6,847
Income tax expense	37,740	41,884	46	—	79,670
Discontinued operations, net of tax	—	(1,403)	—	—	(1,403)
Equity earnings in subsidiaries	61,678	38,814	—	(100,492)	—

Net income	$120,706	$61,678	$54,715	$(116,393)	$120,706

For the six months ended June 30, 2005
Net operating revenues	$96,580	$1,019,548	$185,265	$(105,682)	$1,195,711
Operating expenses	60,567	878,859	151,182	(105,682)	984,926
Minority interests	—	—	—	9,494	9,494

Operating income	36,013	140,689	34,083	(9,494)	201,291
Debt (expense) income, refinancing charges and swap gains	(569)	(41,280)	(1,178)	—	(43,027)
Other income, net	3,682	—	—	—	3,682
Income tax expense	15,259	46,224	366	—	61,849
Discontinued operations, net of tax	—	5,223	3,957	—	9,180
Equity earnings in subsidiaries	85,410	27,002	—	(112,412)	—

Net income	$109,277	$85,410	$36,496	$(121,906)	$109,277

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$339,319	—	—	—	$339,319
Accounts receivable, net	—	$761,633	$97,532	—	859,165
Other current assets	10,687	408,443	12,009	—	431,139

Total current assets	350,006	1,170,076	109,541	—	1,629,623
Property and equipment, net	40,847	638,194	108,337	—	787,378
Amortizable intangibles, net	67,920	154,762	2,087	—	224,769
Investments in subsidiaries	3,744,522	379,535	—	$(4,124,057)	—
Receivables from subsidiaries	916,561	—	74,558	(991,119)	—
Other long-term assets and investments	45,203	2,905	11,390	—	59,498
Goodwill	—	3,419,159	220,984	—	3,640,143

Total assets	$5,165,059	$5,764,631	$526,897	$(5,115,176)	$6,341,411

Current liabilities	$168,308	$782,267	$30,472	—	$981,047
Payables to parent and subsidiaries	—	991,119	—	$(991,119)	—
Long-term debt and other long-term liabilities	3,953,907	246,723	8,898	—	4,209,528
Minority interests	—	—	—	107,992	107,992
Shareholders’ equity	1,042,844	3,744,522	487,527	(4,232,049)	1,042,844

Total liabilities and shareholders’ equity	$5,165,059	$5,764,631	$526,897	$(5,115,176)	$6,341,411

As of December 31, 2005
Cash and cash equivalents	$431,811	—	—	—	$431,811
Accounts receivable, net	—	$749,288	$104,272	—	853,560
Other current assets	5,877	350,035	13,125	—	369,037

Total current assets	437,688	1,099,323	117,397	—	1,654,408
Property and equipment, net	34,319	611,828	103,931	—	750,078
Amortizable intangibles, net	73,407	158,980	3,557	—	235,944
Investments in subsidiaries	3,616,683	333,106	—	$(3,949,789)	—
Receivables from subsidiaries	1,038,182	—	8,486	(1,046,668)	—
Other long-term assets and investments	30,273	4,933	9,743	—	44,949
Goodwill	—	3,399,112	195,271	—	3,594,383

Total assets	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

Current liabilities	$285,956	$691,172	$12,605	—	$989,733
Payables to parent and subsidiaries	—	1,046,668	—	$(1,046,668)	—
Long-term debt and other long-term liabilities	4,093,987	252,759	4,035	—	4,350,781
Minority interests	—	—	—	88,639	88,639
Shareholders’ equity	850,609	3,616,683	421,745	(4,038,428)	850,609

Total liabilities and shareholders’ equity	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities Net income	$120,706	$61,678	$54,715	$(116,393)	$120,706
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(51,542)	132,809	(85,840)	116,393	111,820

Net cash provided by (used in) operating activities	69,164	194,487	(31,125)	—	232,526

Cash flows from investing activities Additions of property and equipment, net	(9,886)	(90,269)	(15,207)	—	(115,362)
Acquisitions and purchases of other ownership interests	—	(69,578)	—	—	(69,578)
Proceeds from divestitures and asset sales	12,742	8,356	—	—	21,098
Other items	—	(42,151)	46,502	—	4,351

Net cash provided by (used in) investing activities	2,856	(193,642)	31,295	—	(159,491)

Cash flows from financing activities Long-term debt	(212,505)	(845)	(170)	—	(213,520)
Other items	47,993	—	—	—	47,993

Net cash used in financing activities	(164,512)	(845)	(170)	—	(165,527)

Net decrease in cash and cash equivalents	(92,492)	—	—	—	(92,492)
Cash and cash equivalents at beginning of period	431,811	—		—	431,811

Cash and cash equivalents at end of period	$339,319	$—	$—	$—	$339,319

For the six months ended June 30, 2005
Cash flows from operating activities Net income	$109,277	$85,410	$36,496	$(121,906)	$109,277
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(38,065)	86,239	(61,756)	121,906	108,324

Net cash provided by (used in) operating activities	71,212	171,649	(25,260)	—	217,601

Cash flows from investing activities Additions of property and equipment, net	(1,607)	(44,293)	(20,005)	—	(65,905)
Acquisitions and purchases of other ownership interests	—	(88,683)	—	—	(88,683)
Other items	—	(35,195)	43,136	—	7,941

Net cash (used in) provided by investing activities	(1,607)	(168,171)	23,131		(146,647)

Cash flows from financing activities Long-term debt	(8,616)	(3,478)	2,129	—	(9,965)
Other items	(207)	—	—	—	(207)

Net cash (used in) provided by financing activities	(8,823)	(3,478)	2,129	—	(10,172)

Net increase in cash and cash equivalents	60,782	—	—	—	60,782
Cash and cash equivalents at beginning of period	251,979	—	—	—	251,979

Cash and cash equivalents at end of period	$312,761	$—	$—	$—	$312,761

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, the impact of SFAS No. 123(R), capital expenditures, the development of new centers and center acquisitions, the impact of the DVA Renal Healthcare acquisition, and our level of indebtedness on our financial performance, including EPS, and anticipated integration costs. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from preferred provider organizations (PPO) and private indemnity patients, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, the successful integration of DVA Renal Healthcare, including its billing and collection operations and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

The operating results of DVA Renal Healthcare (formerly known as Gambro Healthcare, Inc.) are included in our consolidated financial statements from October 1, 2005. The operating results presented for the three and six months ended June 30, 2005 reflect only continuing operations. Our operating results for the second quarter of 2006 compared with the prior sequential quarter and the same quarter of last year, and the six months ended June 30, 2006 compared with the six months ended June 30, 2005, were as follows:

Continuing Operations	Quarter ended						Six months ended
	June 30, 2006		March 31, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	(dollar amounts rounded to nearest million, except per treatment data)
Current period net operating revenue	$1,208	100%	$1,163	100%	$614	100%	$2,371	100%	$1,193	100%
Prior year’s Medicare lab recoveries	—		—		3		—		3

Total operating revenues	$1,208		$1,163		$617		$2,371		$1,196

Operating expenses and charges:
Patient care costs	843	70%	818	70%	413	67%	1,661	70%	801	67%
General and administrative	111	9%	104	9%	60	10%	216	9%	114	10%
Depreciation and amortization	42	3%	42	4%	25	4%	84	4%	49	4%
Provision for uncollectible accounts	31	3%	30	3%	11	2%	61	3%	21	2%
Minority interest and equity income, net	9	1%	7	1%	6	1%	16	1%	9	1%

Total operating expenses and charges	1,036	86%	1,001	86%	515	84%	2,037	86%	994	83%

Operating income	$172		$162		$102		$334		$201

Dialysis treatments	3,602,567		3,501,032		1,856,522		7,103,599		3,618,052
Average dialysis treatments per treatment day	46,187		45,468		23,802		45,830		23,342
Average dialysis revenue per dialysis treatment	$319		$317		$313		$318		$313

Net Operating Revenues

Total operating revenues. Net operating revenues for the second quarter of 2006 increased by approximately $45 million or approximately 4%, compared with the first quarter of 2006. An increase in the number of dialysis treatments accounted for approximately 3%, with the balance of approximately 1% due to an increase in the average revenue per treatment. The increase in the number of dialysis treatments was due to an additional treatment day during the second quarter of 2006, growth from routine acquisitions, as well as non-acquired growth. The increase in the average revenue per treatment of approximately $2 during the second quarter of 2006 as compared to the first quarter of 2006 resulted primarily from improved revenue capture and cash collection performance by our combined billing and collection organization.

The substantial increase in current period net operating revenues for the second quarter of 2006 and for the six months ended June 30, 2006, compared to the same periods in 2005 was principally the result of the acquisition of DVA Renal Healthcare, which generated approximately $500 million, and $975 million of net operating revenue in the second quarter of 2006, and for the six months ended June 30, 2006, respectively.

On a pro forma basis, including DVA Renal Healthcare and giving effect to related divestitures, net operating revenues for the second quarter of 2005 and for the six months ended June 30, 2005 would have been approximately $1,082 million and $2,117 million, respectively. The increase in net operating revenues of approximately $126 million in the second quarter of 2006, and $254 million for the six months ended June 30, 2006, as compared to the pro forma amounts for the same periods of in 2005, was attributable to an increase in the number of dialysis treatments of approximately 7.3% for the second quarter of 2006, and 7.7% for the six months ended June 30, 2006, an increase in the average revenue per treatment of approximately 3% for both periods and the remaining 1.5% of the increase was due to additional lab, management fees and ancillary revenue.

The average dialysis revenue per treatment was $319 for the second quarter of 2006 and $318 for the six months ended June 30, 2006 as compared to pro forma revenue per treatment of $310 and $309 for the same periods of 2005. The higher average revenue per treatment was primarily due to increases in our standard government payment rates, and improvements in revenue capture and cash collection performance.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 69.8% of total operating revenues for the second quarter of 2006, as compared to 70.3% and 67.3% for the first quarter of 2006 and second quarter of 2005, respectively. On a per-treatment basis, patient care costs were relatively flat as compared with the first quarter of 2006 and increased approximately $11 compared with the second quarter of 2005. For the first six months of 2006, patient care costs were approximately 70.0% of total operating revenues, as compared to 67.1% for the same period of 2005. On a per-treatment basis, patient care costs increased approximately $12 in the first six months of 2006 as compared to the first six months of 2005. The increase in 2006 over 2005 was primarily due to higher labor and benefit costs, increases in the intensity of physician prescribed pharmaceuticals and higher medical supply costs.

General and administrative expenses. General and administrative expenses were 9.2% of total operating revenues for the second quarter of 2006, as compared to 9.0% and 9.7% for the first quarter of 2006 and second quarter of 2005, respectively. In absolute dollars, general and administrative expenses for the second quarter of 2006 increased by approximately $7.0 million from the first quarter of 2006. The increase in the second quarter of 2006 compared to the first quarter of 2006 was principally due to integration costs, additional labor and benefit costs, increased legal and support costs for the government investigations and the timing of certain charges and expenditures. For the six months ended June 30, 2006, general and administrative expenses were 9.1% of total operating revenues as compared to 9.6% for the same period in 2005. The increase in absolute dollars in the second quarter of 2006 and for the six months ended June 30, 2006 as compared to the same periods in 2005 was primarily attributable to the DVA Renal Healthcare acquisition, related integration costs, the implementation of FAS 123(R), the timing of certain charges and expenditures and professional fees for legal and compliance initiatives and government investigations. As a percentage of net operating revenues, general and administrative expenses decreased in the second quarter of 2006 and for the six months ended June 30, 2006, as a result of higher growth in revenue from the DVA Renal Healthcare acquisition.

Depreciation and amortization. The increase in depreciation and amortization in the second quarter of 2006, and for the six months ended June 30, 2006, as compared to the same periods in 2005 was primarily due to the acquisition of DVA Renal Healthcare and growth through other routine acquisitions, new center developments and expansions.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable was 2.6% in the second quarter of 2006 and for the six months ended June 30, 2006. The provision for uncollectible accounts receivable for the same periods in 2005, before the acquisition of DVA Renal Healthcare, was 1.8%. The current provision level of 2.6% is expected to be relatively stable for the foreseeable future.

Debt expense. Debt expense of $68.4 million in the second quarter of 2006 decreased by approximately $2.0 million from the first quarter of 2006. The decrease was primarily due to principal prepayments paid during the second quarter and additional capitalized interest. The overall average effective interest rate excluding amortization of deferred financing costs for the second quarter of 2006 was 6.6% compared to 6.6% for the first quarter of 2006, and 7.1% for the second quarter of 2005.

For the second quarter of 2006 and for the six months ended June 30, 2006, the substantial increase in debt expense as compared to the second quarter of 2005 and the six months ended June 30, 2005, was attributable to additional borrowings under our new Credit Facility that were used to fund the acquisition of DVA Renal Healthcare in October 2005.

Minority interests and equity income, net. Minority interests and equity income, net increased in the second quarter of 2006 and for the six months ended June 30, 2006, by approximately $3.0 million and $6.4 million, respectively, as compared to the same periods in 2005. These increases reflect an ongoing trend toward a higher percentage of our new and existing centers having minority partners, additional joint venture centers as a result of the DVA Renal Healthcare acquisition, as well as continued growth in the profitability of our joint ventures.

Accounts receivable

Our accounts receivable balances at June 30, 2006 and March 31, 2006 were $859 million and $859 million respectively, which represented approximately 67 and 69 days of revenue, respectively, net of bad debt provision. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the second quarter of 2006 in the amount of unreserved accounts receivable or the amounts pending approval from third-party payors.

Outlook

Outlook for 2006. We are revising our 2006 operating income guidance; operating income is now expected to be in the $670-$700 million range. Our previous guidance was for operating income to be in the $600-$680 million range. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from PPO and private indemnity patients, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoenas from the U.S. Attorney’s Office for the Eastern

District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, and the successful integration of DVA Renal Healthcare, including its billing and collection operations. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the forward looking statements and associated risks as discussed in Item 2 on page 22 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2006 was $256 million, compared to $106 million during the second quarter of 2005. Non-operating cash outflows for the second quarter of 2006 included capital asset expenditures of $67 million, of which $37 million was for new center developments and relocations, and $47 million for acquisitions. Non-operating cash outflows for the second quarter of 2005 included capital asset expenditures of $41 million, of which $22 million was for new center developments, and approximately $84 million for acquisitions. During the second quarter of 2006 we acquired eight dialysis centers, including one center where we previously provided administrative services, opened 10 new dialysis centers and closed three centers. During the second quarter of 2005, we acquired 30 new dialysis centers and opened 15 new dialysis centers.

Cash flow from operations during the first six months of 2006 amounted to $233 million, compared to $218 million for the first six months of 2005. The first six months of 2006 included an income tax payment of approximately $85 million associated with divestitures of certain centers in conjunction with the DVA Renal Healthcare acquisition and also included cash interest payments of approximately $140 million on our debt. Non-operating cash outflows for the first six months of 2006 included capital asset expenditures of $115 million, of which $64 million was for new center developments and relocations, and $70 million for acquisitions. Non-operating cash outflows for the first six months of 2005 included capital asset expenditures of $66 million, of which $40 million was for new center developments, and approximately $89 million for acquisitions and approximately $29 million for deferred financing costs associated with the issuance of our senior notes. During the first six months of 2006 we acquired 14 dialysis centers, including one center where we previously provided administrative services, opened 16 new dialysis centers, divested and closed nine centers, and provided administrative services to two new centers. During the first six months of 2005, we acquired 31 new dialysis centers and opened 25 new dialysis centers.

We expect to spend $125 to $135 million in 2006 for capital asset expenditures related to routine maintenance items and information technology equipment and approximately $150 to $180 million for new center development, relocations and acquisitions. We continue to expect to open 40 new centers during 2006. We expect to generate approximately $450 million to $500 million of operating cash flow in 2006, which excludes the $85 million divestiture tax payment and the tax benefit from stock option exercises under FAS 123(R).

During the first quarter of 2006, we determined that we would not make an election pursuant to Section 338(h)(10) of the Internal Revenue Code which we had previously reported we were considering making in connection with our acquisition of DVA Renal Healthcare. If we had made such an election, it would have required an additional cash payment to Gambro Inc. estimated to be approximately $170 million. Subsequent to this decision, we made principal prepayments of $53 million on the term loan A and $137 million on the term loan B. On August 1, 2006, we made an additional $120 million principal prepayment on the term loan B. Because of these principal prepayments, our next mandatory principal payments are $12.4 million in 2007 for the term loan A and $454 million in 2011 for the term loan B.

On March 1, 2006, our interest rate margins on our term loan A and term loan B (collectively the Credit Facility), were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Credit Facility. The term loan A currently bears interest at LIBOR plus 1.75% and the term loan B currently bears interest at LIBOR plus 2.00%. The margins are subject to adjustment depending upon changes in our financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B.

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

As of June 30, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,519 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.88%, on the hedged portion of our Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During the first six months of 2006, we accrued net cash benefits of $5.9 million from these swaps which is included in debt expense. As of June 30, 2006, the total fair value of these swaps was an asset of $48.8 million. We recorded $9.6 million, net of tax, of additional comprehensive income for the change in fair value of the effective portions of these swaps during the first six months of 2006.

As of June 30, 2006, the interest rates were economically fixed on approximately 59% of our variable rate debt and approximately 73% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Credit Facility was 6.51%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of June 30, 2006.

Our overall average effective interest rate excluding amortization of deferred financing costs during the second quarter of 2006 was 6.60% and as of June 30, 2006 was 6.69%.

We have undrawn revolving credit facilities totaling $250 million of which approximately $50 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations over the next twelve months.

Stock-based compensation

Effective January 1, 2006, we implemented Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, stock units, stock appreciation rights, and employee stock purchases. Under this standard, the Company’s stock-based compensation awards are measured at estimated grant-date fair value and recognized as compensation expense over their requisite service periods. FAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, under which we did not recognize compensation expense for most stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of FAS 123(R), and we have applied the provisions of SAB 107 in its adoption of FAS 123(R).

We implemented FAS 123(R) using the modified prospective transition method. In accordance with this method, our condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows. We also elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in FAS 123(R) for stock-based compensation awards.

Under FAS 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the first six months of 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in the first six months of 2006. We previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of stock options granted during the six months ended June 30, 2006, as well as for stock option grants during all prior periods.

For the six months ended June 30, 2006, we recognized $11.5 million in stock-based compensation expense for stock options, stock units and employee stock purchases which is included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $4.5 million. As of June 30, 2006, there was $42.4 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2006, we received $22.6 million in cash proceeds from stock option exercises and $23.6 million in actual tax benefits upon the exercise of stock awards.

Alliance and Product Supply Agreement

On May 29, 2006, we notified Gambro Renal Products that we were terminating the Alliance and Product Supply Agreement (the “Supply Agreement”) with Gambro AB and Gambro Renal Products. The Supply Agreement was entered into on October 5, 2005, in conjunction with our acquisition of DVA Renal Healthcare and committed us to purchase a significant majority of our hemodialysis products supplies and equipment at fixed prices. Our termination notice claims a material breach by Gambro Renal Products for failure to perform its obligations under the Supply Agreement. Termination of the Supply Agreement will be effective 90 days after notice of the breach unless Gambro Renal Products has cured such breach within the 90-day period, or if a cure is not possible, within the 90-day period, Gambro Renal Products has commenced or is diligently working on steps that we and Gambro Renal Products mutually agree would result in a cure or prevent a similar subsequent breach. We and Gambro Renal Products are working to resolve these issues but we cannot predict when or how these matters will be resolved.

Significant New Accounting Standard

In June 2006, the Financial Accounting Standards Board issued Interpretation 48 (FIN 48) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the expected impact of this Interpretation on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

The table below provides information, as of June 30, 2006, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair Value
	2006	2007	2008	2009	2010	2011
	(dollars in millions)
Long Term Debt
Fixed Rate	$2	$4	$1	$1	$—	$—	$1,352	$1,360	7.02%	$1,301
Variable rate	$1	$13	$53	$62	$88	$640	$1,727	$2,584	6.51%	$2,584

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2006	2007	2008	2009	2010
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,519	$179	$372	$378	$401	$189	3.08% to 4.27%	LIBOR	$48.8

As of June 30, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,519 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.88% on the hedged portion of the Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During the first six months of 2006, we accrued net cash benefits of $5.9 million from these swaps which is included in debt expense. As of June 30, 2006, the total fair value of these swaps was an asset of $48.8 million. We recorded $9.6 million, net of tax, of additional comprehensive income for the change in fair value of the effective portions of these swaps during the first six months of 2006.

As of June 30, 2006, the interest rates were economically fixed on approximately 59% of our variable rate debt and approximately 73% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Credit Facility was 6.51%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of June 30, 2006.

Our overall average effective interest rate excluding amortization of deferred financing costs during the second quarter of 2006 was 6.60% and as of June 30, 2006 was 6.69%.

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

Approximately 35% of our current dialysis revenues are generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. We expect that some of our commercial reimbursement rates will be materially lower in the future as a result of general conditions in the market, recent and future consolidations among commercial payors, downward trends in health insurance premiums, increased focus on dialysis services, our acquisition of DVA Renal Healthcare, including the reconciliation of existing contracts with differing rates, and other factors. Consolidations have significantly increased the negotiating leverage of commercial payors. In addition, we believe that payors and employers continue to encourage members to obtain care with in-network providers and network rates are typically lower than out of network rates. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our current dialysis revenues are generated from patients who have Medicare as their primary payor. The Medicare End Stage Renal Disease (ESRD) program pays us for dialysis treatment services at fixed rates. Unlike most other services covered by Medicare, the Medicare ESRD program has not provided for regular inflation increases in payment rates. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in payment rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

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

Pharmaceuticals are approximately 35% of our current total Medicare revenues. ESRD pharmaceutical payment rates and utilization continue to receive attention from the government, which may lead to reimbursement changes in the future. If Medicare begins to include in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately, or if there are further changes to or decreases in the payment rate for these items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our current dialysis revenues are generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. For example, changes to Medicaid eligibility requirements went into effect July 1, 2006 which mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be substantially reduced to the extent that we are not reimbursed for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by those programs for dialysis and related services, limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

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

For example, CMS has issued a new payment coverage policy for EPO that went into effect on April 1, 2006. This new policy restricts doses and payments based on EPO doses for certain patients and may affect physician prescription patterns as they adopt the new policy, which could have a negative impact on our revenues, earnings and cash flows. Additionally, there is a risk that certain of our fiscal intermediaries may choose to interpret the guideline in a manner that further limits payments and thus negatively impacts our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. For example, effective July 1, 2006, Amgen increased its price for EPO by 1%. Further increases in the cost of EPO could have a material adverse effect on our earnings and cash flows. Although our agreement with Amgen for EPO continues for a fixed time period and includes potential pricing discounts depending upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, our contract with Amgen provides for specific rebates and incentives that are based on patient outcomes, process improvement, data submission, purchase volume growth and some combination of these factors. Factors that could impact our ability to qualify for the discounts, rebates and incentives provided for in our agreement with Amgen include our ability to achieve certain clinical outcomes, changes by CMS to the EPO payment coverage policy that went into effect on April 1, 2006, changes in pharmaceutical intensities and our growth. We have and may from time to time accelerate our EPO purchase volume in a given period to take advantage of certain incentives provided for in the agreement, which could result in an increase in our inventory levels. Failure to qualify for discounts or meet or exceed the targets and earn the specified rebates and incentives could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. In addition, Roche has developed and is seeking approval for CERA, a pharmaceutical also used to treat anemia. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, these pharmaceuticals are administered less frequently. In the event that these similar alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized with EPO. In addition, to the extent such pharmaceuticals begin to be administered to patients through channels other than DaVita, we would no longer realize revenue or profit from such administration. A significant increase in the development and use of similar alternatives to EPO, or a change in administrative practices, could have a material adverse effect on our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, financial relationships with physicians and joint ventures and the related request for additional documents related to specific medical director and joint venture arrangements we received in October 2005, and the additional subpoena we received in February 2006 requesting documents related to certain patient records relating to the administration and billing of EPO. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. DVA Renal Healthcare received a similar subpoena in November 2004. It is possible that criminal proceedings may be initiated against us and DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

The pending federal review related to the subpoena we received in May 2002 from the U.S. Attorney’s Office for the Eastern District of Pennsylvania could result in substantial penalties against us.

We are voluntarily cooperating with the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG in a review of some of our historical practices, including billing and other operating procedures, our financial relationships with physicians and pharmaceutical companies, and the provision of pharmaceutical and other ancillary services to patients, including laboratory and other diagnostic testing services. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened or any outcome of these matters, financial or otherwise. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid program.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark II physician self-referral prohibition and analogous state referral statutes, and federal and state laws regarding the collection, use and disclosure of patient health information. The Medicare and Medicaid reimbursement rules related to claims submission, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers, and a violation or departure from such requirements may result in government audits, reimbursement recoupment, and the potential loss of certification.

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

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 6% of our dialysis revenue for the first six months ended June 30, 2006. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

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

As of June 30, 2006 we owned a controlling interest in approximately 75 dialysis related joint ventures, representing approximately 15% of our dialysis revenue. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, includes a request for documents related to our joint ventures. If our joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay amounts received from Medicare and certain other payors by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

There are significant estimating risks associated with the amount of dialysis revenue that we recognize and if we are unable to accurately estimate our revenue, it could impact the timing of our revenue recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis revenue that we recognize for a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our more than 100,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition or have a significant impact on our operating results.

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

In addition, the integration of DVA Renal Healthcare continues to require the focused attention of our management team, including a significant commitment of their time and resources, which could distract them from non-integration matters. The need for management to focus on integration matters could have a material and adverse impact on our revenues and operating results. If the integration is not successful or if our DVA Renal Healthcare operations are less profitable than we anticipated, our results of operations and financial condition may be materially and adversely affected.

If DVA Renal Healthcare does not comply with its corporate integrity agreement, or DVA Renal Healthcare otherwise has failed or fails to comply with applicable government regulations to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

DVA Renal Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of DVA Renal Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. If DVA Renal Healthcare does not comply with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or exclusion from participation in government programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government are substantial and may be greater than we currently experience. In addition, as a result of the settlement agreement, commercial payors and other third parties may initiate legal proceedings against DVA Renal Healthcare related to the billing practices and other matters covered by the settlement agreement.

We have assumed substantially all of DVA Renal Healthcare’s liabilities, including contingent liabilities. If these liabilities are greater than expected, or if there are unknown DVA Renal Healthcare obligations, our business could be materially and adversely affected.

As a result of the DVA Renal Healthcare acquisition, we assumed substantially all of DVA Renal Healthcare’s liabilities, including contingent liabilities. We may learn additional information about DVA Renal Healthcare’s business that adversely affects us, such as unknown liabilities, or issues that could affect our ability to comply with laws and regulations governing dialysis operations. As a result, we cannot assure that the DVA Renal Healthcare acquisition will not ultimately harm our business. Among other things, if DVA Renal Healthcare’s liabilities are greater than expected, or if there are obligations of DVA Renal Healthcare of which we are not currently aware, our business could be materially and adversely affected.

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

In order to obtain the cost savings and operating income that we believe the integration of DVA Renal Healthcare should provide, we are required to make significant expenditures. We are in the process of integrating DVA Renal Healthcare but the extent and amount of these expenditures remains uncertain. In addition, we may not achieve the cost savings we expect through the integration of the DVA Renal Healthcare operations regardless of our expenditures, which failure would materially and adversely affect our financial results.

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

We entered into a ten-year alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we are required to purchase from Gambro Renal Products specified percentages representing a significant majority of our requirements for hemodialysis products, supplies and equipment at fixed prices. This will limit our ability to realize future cost savings in regard to these products and equipment. For the year ended December 31, 2005, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs. On May 29, 2006, we notified Gambro Renal Products that we are terminating the agreement claiming a material breach by Gambro Renal Products for failure to perform its obligations under the agreement. If Gambro Renal Products continues to be unable to fulfill its obligations under the agreement, we may have difficulty finding alternative sources of supplies on favorable financial terms, further reducing our ability to achieve cost savings. For example, Gambro Renal Products is currently having difficulty meeting our requirements for hemodialysis machines and while we are in the process of arranging for alternative supply sources, we may have difficulty finding alternative supply sources for these machines in the future. In addition, as we replace existing equipment from other third-party manufacturers with Gambro Renal Products’ equipment, we may incur additional expenses as we transition to this new equipment.

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

(c) Stock Repurchases

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, under the terms of the Credit Facility and the indentures governing our senior and senior subordinated notes, we have share repurchase limitations.

There were no repurchases of our common stock during the three-month period ended June 30, 2006. We have approximately $249 million available from Board authorizations to repurchase shares of our common stock as of June 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 15, 2006.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors were elected at the meeting with the number of votes cast for each director or withheld from each director set forth after the director’s respective name:

Name	Votes For	Authority Withheld
Nancy-Ann DeParle	91,944,261	2,391,712
Richard B. Fontaine	91,672,356	2,663,617
Peter T. Grauer	90,061,628	4,274,345
C. Raymond Larkin, Jr.	94,206,178	129,795
John M. Nehra	91,669,468	2,666,505
William L. Roper, M.D.	94,205,458	130,515
Kent J. Thiry	92,588,681	1,747,292
Richard C. Vaughan	94,204,669	131,304

Proposal 2 submitted to our stockholders at the meeting was to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2006. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
Ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2006	88,822,238	5,490,552	23,216

Items 3 and 5 are not applicable

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number

10.1	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger. ✓*

10.2	Form of Stock Appreciation Rights Agreement -Employee (DaVita Inc. 2002 Equity Compensation Plan) (1)*

10.3	Form of Non-Qualified Stock Option Agreement -Employee (DaVita Inc. 2002 Equity Compensation Plan). (1)*

10.4	Form of Restricted Stock Units Agreement -Employee (DaVita Inc. 2002 Equity Compensation Plan). (1)*

10.5	Employment Agreement, effective September 1, 2006, by and between DaVita Inc. and Mark G. Harrison. (1)*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement.
(1)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger Vice President and Controller*

Date: August 2, 2006

*	Mr. Hilger has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

10.1	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger. ✓*

10.2	Form of Stock Appreciation Rights Agreement –Employee (DaVita Inc. 2002 Equity Compensation Plan). (1)*

10.3	Form of Non-Qualified Stock Option Agreement –Employee (DaVita Inc. 2002 Equity Compensation Plan). (1)*

10.4	Form of Restricted Stock Units Agreement –Employee (DaVita Inc. 2002 Equity Compensation Plan). (1)*

10.5	Employment Agreement, effective September 1, 2006, by and between DaVita Inc. and Mark G. Harrison. (1)*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 2, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement.
(1)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.