Form 10-Q
period 2006-09-30
DAVITA INC
filed 2006-11-03
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarter Ended

September 30, 2006

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

As of October 31, 2006, the number of shares of the Registrant’s common stock outstanding was approximately 104.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.8 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and nine months ended September 30, 2006 and September 30, 2005	1

	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2006 and for the year ended December 31, 2005	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

Signature		41

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net operating revenues	$1,237,041	$644,892	$3,608,045	$1,840,603
Operating expenses and charges:
Patient care costs	857,049	435,212	2,517,795	1,235,952
General and administrative	113,447	60,820	329,059	174,939
Depreciation and amortization	44,478	25,410	128,086	74,188
Provision for uncollectible accounts	31,985	11,462	93,295	32,751
Minority interests and equity income, net	10,956	6,690	26,857	16,184
Valuation gain on Product Supply Agreement	(37,968)	—	(37,968)	—

Total operating expenses and charges	1,019,947	539,594	3,057,124	1,534,014

Operating income	217,094	105,298	550,921	306,589
Debt expense	(67,904)	(24,284)	(206,799)	(66,700)
Swap valuation (loss) gain		(1,718)		4,543
Refinancing charges				(6,872)
Other income	3,271	2,059	10,118	5,741

Income from continuing operations before income taxes	152,461	81,355	354,240	243,301
Income tax expense	59,370	30,441	139,040	92,290

Income from continuing operations	93,091	50,914	215,200	151,011
Discontinued operations
Income from operations of discontinued operations, net of tax		4,303		13,483
Gain on disposal of discontinued operations, net of tax	1,765		362

Net income	$94,856	$55,217	$215,562	$164,494

Earnings per share:
Basic earnings per share from continuing operations	$0.90	$0.50	$2.08	$1.50

Basic earnings per share	$0.91	$0.55	$2.09	$1.64

Diluted earnings per share from continuing operations	$0.88	$0.49	$2.04	$1.45

Diluted earnings per share	$0.90	$0.53	$2.04	$1.58

Weighted average shares for earnings per share:
Basic	103,784,510	101,307,461	103,295,407	100,399,902

Diluted	105,923,976	104,371,789	105,643,406	103,803,975

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$260,278	$431,811
Accounts receivable, less allowance of $161,361 and $138,598	902,745	853,560
Inventories	99,336	69,130
Other receivables	129,795	116,620
Other current assets	22,232	38,463
Deferred income taxes	198,372	144,824

Total current assets	1,612,758	1,654,408
Property and equipment, net	813,055	750,078
Amortizable intangibles, net	214,494	235,944
Investments in third-party dialysis businesses	2,179	3,181
Other long-term assets	44,289	41,768
Goodwill	3,657,355	3,594,383

	$6,344,130	$6,279,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$227,650	$212,049
Other liabilities	448,021	381,964
Accrued compensation and benefits	302,011	231,994
Current portion of long-term debt	6,640	71,767
Income taxes payable	26,035	91,959

Total current liabilities	1,010,357	989,733
Long-term debt	3,818,111	4,085,435
Other long-term liabilities	27,650	26,416
Alliance and product supply agreement and other, net	108,270	163,431
Deferred income taxes	121,208	75,499
Minority interests	111,722	88,639
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued)	135	135
Additional paid-in capital	615,939	569,751
Retained earnings	1,055,492	839,930
Treasury stock, at cost (30,909,676 and 32,927,026 shares)	(538,845)	(574,013)
Accumulated other comprehensive income	14,091	14,806

Total shareholders’ equity	1,146,812	850,609

	$6,344,130	$6,279,762

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$215,562	$164,494
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128,086	77,080
Valuation gain on Product Supply Agreement	(37,968)	—
Stock-based compensation expense	18,896	2,601
Tax benefits from stock option exercises	29,261	34,420
Excess tax benefits from stock-based compensation	(27,146)	—
Deferred income taxes	1,249	(8,950)
Minority interests in income of consolidated subsidiaries	28,812	18,225
Distributions to minority interests	(25,552)	(12,261)
Equity investment income	(1,955)	(822)
Loss (gain) on disposal of discontinued operation and other dispositions	508	(2,213)
Non-cash debt and other expenses	13,562	2,397
Refinancing charges	—	6,872
Swap valuation gain	—	(4,543)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(46,135)	(31,284)
Inventories	(29,118)	(2,670)
Other receivables and other current assets	(18,155)	(12,699)
Other long-term assets	(5,329)	(2,134)
Accounts payable	16,557	2,753
Accrued compensation and benefits	67,889	27,366
Other current liabilities	63,643	27,279
Income taxes	(65,924)	19,670
Other long-term liabilities	2,720	(3,371)

Net cash provided by operating activities	329,463	302,210

Cash flows from investing activities:
Additions of property and equipment, net	(181,425)	(97,529)
Acquisitions and purchases of other ownership interests	(75,580)	(132,440)
Proceeds from divestitures and asset sales	21,348	2,327
Investments in and advances to affiliates, net	14,605	14,294
Intangible assets	(5,749)	(779)

Net cash used in investing activities	(226,801)	(214,127)

Cash flows from financing activities:
Borrowings	4,493,339	1,742,433
Payments on long-term debt	(4,826,163)	(1,753,351)
Deferred financing costs	296	(30,561)
Excess tax benefits from stock-based compensation	27,146	—
Stock option exercises and other share issuances, net	31,187	38,613

Net cash used in financing activities	(274,195)	(2,866)

Net (decrease) increase in cash and cash equivalents	(171,533)	85,217
Cash and cash equivalents at beginning of period	431,811	251,979

Cash and cash equivalents at end of period	$260,278	$337,196

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated comprehensive income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134

Comprehensive income:
Net income				228,643				228,643
Unrealized gain on interest rate swaps, net of tax							16,821	16,821
Less reclassification of net swap valuation gains into net income, net of tax							(3,745)	(3,745)

Total comprehensive income								241,719

Stock purchase shares issued			657		64	1,118		1,775
Stock unit shares issued			(492)		28	492
Stock options exercised			(14,965)		3,276	57,109		42,144
Stock-based compensation expense			3,353					3,353
Tax benefits from stock awards exercised			38,484					38,484

Balance at December 31, 2005	134,862	135	569,751	839,930	(32,927)	(574,013)	14,806	850,609

Comprehensive income:
Net income				215,562				215,562
Net unrealized loss on interest rate swaps, net of tax							(715)	(715)

Total comprehensive income								214,847

Stock purchase shares issued			1,861		80	1,402		3,263
Stock unit shares issued			(1,040)		113	1,970		930
Stock options exercised			(2,790)		1,824	31,796		29,006
Stock-based compensation expense			18,896					18,896
Tax benefits from stock awards exercised			29,261					29,261

Balance at September 30, 2006	134,862	$135	$615,939	$1,055,492	(30,910)	$(538,845)	$14,091	$1,146,812

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for prior periods have been adjusted to retroactively reflect the operating results of the historical DaVita divested centers and a terminated management services agreement as discontinued operations. Prior year balances and amounts have been classified to conform to the current year presentation.

2.	Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock options, stock appreciation rights and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(shares in thousands)
Basic:
Income from continuing operations	$93,091	$50,914	$215,200	$151,011
Income from discontinued operations, net of tax	—	4,303	—	13,483
Gain on disposal of discontinued operations, net of tax	1,765	—	362	—

Net income	$94,856	$55,217	$215,562	$164,494

Weighted average shares outstanding during the period	103,734	101,258	103,244	100,351
Vested stock units	51	49	51	49

Weighted average shares for basic earnings per share calculations	103,785	101,307	103,295	100,400

Basic earnings per share from continuing operations	$0.90	$0.50	$2.08	$1.50
Income from discontinued operations	—	0.05	—	0.14
Gain on disposal of discontinued operations	0.01	—	0.01	—

Basic earnings per share	$0.91	$0.55	$2.09	$1.64

Diluted:
Income from continuing operations	$93,091	$50,914	$215,200	$151,011
Income from discontinued operations, net of tax	—	4,303	—	13,483
Gain on disposal of discontinued operations, net of tax	1,765	—	362	—

Net income for diluted earnings per share calculation	$94,856	$55,217	$215,562	$164,494

Weighted average shares outstanding during the period	103,734	101,258	103,244	100,351
Vested stock units	51	49	51	49
Assumed incremental shares from stock plans	2,139	3,065	2,348	3,404

Weighted average shares for diluted earnings per share calculation	105,924	104,372	105,643	103,804

Diluted earnings per share from continuing operations	$0.88	$0.49	$2.04	$1.45
Income from discontinued operations	—	0.04	—	0.13
Gain on disposal of discontinued operations	0.02	—	—	—

Diluted earnings per share	$0.90	$0.53	$2.04	$1.58

Shares associated with stock options and stock appreciation rights that have exercise or base prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock award shares not included in computation (shares in 000’s)	365	62	352	1,658
Exercise price range of shares not included in computation:
Low	$54.57	$46.18	$54.67	$43.86
High	$60.21	$47.75	$60.21	$47.75

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

The Company implemented FAS 123(R) using the modified prospective transition method. In accordance with this method, our condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows. The Company also elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in FAS 123(R) for stock-based compensation awards.

Under FAS 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in the first nine months of 2006. The Company previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury.

Stock-based compensation plans and arrangements

The Company’s stock-based compensation plans and arrangements are described below.

2002 Plan. The DaVita Inc. 2002 Equity Compensation Plan (the 2002 Plan) provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The plan mandates a maximum award term of five years, and stipulates that stock options and stock appreciation rights be granted with prices not less than the fair market value on the date of grant. The plan further requires that full share awards such as restricted stock units reduce shares available under the plan at a rate of 2.75:1. The Company’s nonqualified stock options and nonqualified stock units awarded under this plan generally vest over 48 to 60 months from the date of grant. On July 1, 2006, the Company granted 2,214,500 stock-settled stock appreciation rights to employees under this plan, which generally vest over 24 to 52 months from the date of grant. At September 30, 2006, there were 7,466,550 stock options and stock appreciation rights and 380,819 stock units outstanding and 8,185,475 shares available for future grants under this plan.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

1999 Plan. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services, other than executive officers and members of the Board of Directors. The Company awards nonqualified stock options under this plan which are generally issued with exercise prices equal to the market price of the stock on the date of grant, vest over 48 to 52 months from the date of grant and bear maximum award terms of five years. At September 30, 2006, there were 1,405,352 stock options outstanding and 235,454 shares available for future grants under this plan.

Predecessor plans. Upon shareholder approval of the 2002 Plan on April 11, 2002, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and cancelled predecessor plan awards become available for new awards under the 2002 Plan. Stock options granted under these terminated plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. The RTC Plan, a special purpose option plan related to the merger between the Company and Renal Treatment Centers, Inc. in 1998, was terminated in 1999. At September 30, 2006, there were 982,951 stock options outstanding under these terminated plans.

Deferred stock unit agreements. During 2001 through 2003, the Company made nonqualified stock unit awards to members of the Board of Directors and certain key executive officers under stand-alone deferred stock unit agreements. These awards vest over one to four years and are settled in stock when they vest or at a later date at the election of the recipient. At September 30, 2006, there were 96,278 stock units outstanding under these agreements.

A combined summary of the status of awards under these stock-based compensation plans and agreements is as follows:

	Nine months ended September 30, 2006
	Stock options and stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	9,269,781	$26.73		474,956
Granted	2,913,500	$50.71		162,948
Exercised	(1,823,885)	$15.90		(112,239)
Forfeited	(504,543)	$36.24		(48,568)

Outstanding at end of period	9,854,853	$35.33	3.4	477,097	3.3

Awards exercisable at end of period	3,142,383	$17.84	2.2	50,779	2.0

Weighted-average fair value of awards granted during the period	$13.13			$51.46

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	477,097	$—	50,779	$—
$ 0.01–$10.00	812,569	4.35	812,569	4.35
$10.01–$20.00	1,755,332	14.26	1,289,950	14.39
$20.01–$30.00	721,894	27.89	273,270	27.60
$30.01–$40.00	1,200,933	30.97	544,010	30.67
$40.01–$50.00	4,266,475	47.81	222,584	43.79
$50.01–$60.00	1,080,650	53.02	—	—
$60.01–$70.00	17,000	60.21	—	—

Total	10,331,950	$33.70	3,193,162	$17.56

For the nine months ended September 30, 2006, the aggregate intrinsic value of stock awards exercised was $80,300. At September 30, 2006, the aggregate intrinsic value of stock awards outstanding was $249,800 and the aggregate intrinsic value exercisable was $128,700. For the nine months ended September 30, 2005, the aggregate intrinsic value of stock awards exercised was $93,300.

Estimated fair value of stock-based compensation awards

The Company has estimated the grant-date fair value of stock option and stock-settled stock appreciation rights awards using the Black-Scholes-Merton valuation model and stock unit awards at intrinsic value on the date of grant. The following assumptions were used in estimating these values and determining the total stock-based compensation attributable to the current period:

Expected term of the awards: The expected term of awards granted represents the period of time that they are expected to remain outstanding from the date of grant. The Company determines the expected term of its stock awards based on its historical experience with similar awards, considering the Company’s historical exercise and post-vesting termination patterns, and the terms expected by peer companies in near industries.

Expected volatility: Expected volatility represents the volatility anticipated over the expected term of the award. The Company determines the expected volatility for its awards based on the volatility of the price of its common stock over the most recent retrospective period commensurate with the expected term of the award, considering the volatility expectations implied by the market price of its exchange-traded options and the volatilities expected by peer companies in near industries.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock options and stock appreciation rights granted in the periods indicated is as follows:

	Nine months ended September 30,
	2006	2005
		pro-forma
Expected term	3.4 years	3.1 years
Expected volatility	25.0%	27.2%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	4.0%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior. Stock-based compensation expense is recorded only for awards that are expected to vest.

For the nine months ended September 30, 2006, the Company recognized $18,896 in stock-based compensation expense for stock options, stock appreciation rights, stock units and employee stock purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $6,915. As of September 30, 2006, there was $67,800 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.7 years.

During the nine months ended September 30, 2006, the Company received $29,006 in cash proceeds from stock option exercises and $29,261 in total actual tax benefits upon the exercise of stock awards.

Pro forma year to date comparison under FAS 123(R) and APB 25

The following table presents the impact of the adoption of FAS 123(R) on selected items from the Company’s condensed consolidated financial statements for the nine months ended September 30, 2006:

	Nine months ended September 30, 2006
	As reported under FAS 123(R)	If reported under APB 25
Condensed consolidated statement of income:
Operating income	$550,921	$566,682
Income from continuing operations before taxes	$354,240	$370,001
Income from continuing operations	$215,200	$225,265
Net income	$215,562	$225,627
Basic earnings per share from continuing operations	$2.08	$2.18
Basic earnings per share	$2.09	$2.19
Diluted earnings per share from continuing operations	$2.04	$2.13
Diluted earnings per share	$2.04	$2.13
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	$329,463	$356,609
Net cash used in financing activities	$(274,195)	$(301,341)

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Pro forma prior year-to-date results under FAS 123

The weighted average grant-date fair value of stock awards granted in the three and nine months ended September 30, 2005 was $12.35 and $12.34, respectively. If the Company had adopted the fair value-based compensation expense provisions of Statement of Financial Accounting Standards No. 123 upon the issuance of that standard, net earnings and net earnings per share for the nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income:
As reported	$55,217	$164,494
Add: Stock-based employee compensation expense included in reported net income, net of tax	458	1,612
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(2,650)	(8,847)

Pro forma net income	$53,025	$157,259

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$53,025	$157,259

Weighted average shares outstanding	101,258	100,351
Vested stock units	49	49

Weighted average shares for basic earnings per share calculation	101,307	100,400

Basic net income per share—Pro forma	$0.52	$1.57

Basic net income per share—As reported	$0.55	$1.64

Pro forma diluted earnings per share:
Pro forma net income for diluted earnings per share calculation	$53,025	$157,259

Weighted average shares outstanding	101,258	100,351
Vested stock units	49	49
Assumed incremental shares from stock plans	2,940	3,241

Weighted average shares for diluted earnings per share calculation	104,247	103,641

Diluted net income per share—Pro forma	$0.51	$1.52

Diluted net income per share—As reported	$0.53	$1.58

Employee stock purchase plan. The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $4,868 and $3,263 at September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, 80,442 shares were issued to satisfy obligations under the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

plan for purchase right periods in 2005. The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2006 and 2005, respectively: expected volatility of 23% and 27%, risk-free interest rate of 4.9% and 3.2%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $12.36 and $10.64 for 2006 and 2005, respectively.

4.	Long-term debt

Long-term debt was comprised of the following:

	September 30, 2006	December 31, 2005
Term loan A	$279,250	$341,250
Term loan B	2,180,875	2,443,875
Senior and senior subordinated notes	1,350,000	1,350,000
Capital lease obligations	6,637	7,320
Acquisition obligations and other notes payable	7,989	14,757

	3,824,751	4,157,202
Less current portion	(6,640)	(71,767)

	$3,818,111	$4,085,435

Scheduled maturities of long-term debt at September 30, 2006 were as follows:

2006	$1,727
2007	18,056
2008	55,190
2009	63,217
2010	88,030
2011	519,731
Thereafter	3,078,800

During the first nine months of 2006, the Company made principal payments of $62,000 on the term loan A and $263,000 on the term loan B, including principal prepayments of $53,000 and $257,000 respectively. On November 1, 2006, the Company made an additional principal prepayment of $75,000 on the term loan B. Because of the principal prepayments, the Company’s next mandatory principal payments are $12,375 in 2007 for the term loan A and $378,625 in 2011 for the term loan B.

On March 1, 2006, the Company’s interest rate margins on its term loan A and term loan B (collectively, the Credit Facility), were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Credit Facility. The term loan A currently bears interest at LIBOR plus 1.75% and the term loan B currently bears interest at LIBOR plus 2.00%. The margins are subject to adjustment depending upon changes in certain financial ratios of the Company and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B.

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

As of September 30, 2006, the Company maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,472,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on the Company’s debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.88% on the hedged portion of the Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During the first nine months of 2006, the Company accrued net cash benefits of $11,249 from these swaps which is included in debt expense. As of September 30, 2006, the total fair value of these swaps was an asset of $32,816 and is principally included in other long-term assets.

Total comprehensive income for the three and nine months ended September 30, 2006 was $84,513 and $214,847, respectively, including other comprehensive income valuation losses on swaps of $10,343 and $715, respectively, net of tax.

Total comprehensive income for the three and nine months ended September 30, 2005 was $67,549 and $173,765, respectively, including other comprehensive income valuation gains on swaps of $12,332 and $9,271, respectively, net of tax.

As of September 30, 2006, the interest rates were economically fixed on approximately 60% of the Company’s variable rate debt and approximately 74% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Credit Facility was 6.55%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of September 30, 2006.

The Company’s overall average effective interest rate excluding amortization of deferred financing costs during the third quarter of 2006 was 6.75% and as of September 30, 2006 was 6.72%.

The Company has undrawn revolving credit facilities totaling $253,000 of which approximately $49,000 was committed for outstanding letters of credit.

5.	Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements. In addition, the Company’s revenues from commercial payors may be subject to adjustment as a result of potential claims for refunds from commercial payors, as a result of government actions or as a result of other claims by commercial payors.

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

Other

The Company has received several notices of claims from commercial payors and other third parties related to the historical billing practices of the Company and claims against DVA Renal Healthcare related to historical DVA Renal Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. While no litigation has been filed with respect to these claims to date, litigation against the Company has been threatened. The Company intends to defend against these claims vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of the Company’s established reserves, with respect to one or more of these claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit (MFCU) regarding certain aspects of the EPO and other billing practices taking place at facilities managed by the Company in New York. The Company is cooperating with the MFCU’s informal inquiries and has provided documents and information to the MFCU. To the best of the Company’s knowledge, no proceedings have been initiated against the Company and the MFCU has not indicated an intention to do so, although the Company cannot predict whether it will receive further inquiries or whether or when proceedings might be initiated.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. The Company is evaluating the claims and intends to vigorously defend itself in the matter. It also intends to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, the Company does not expect that an unfavorable result, if any, would have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

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

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put provisions in joint venture agreements, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of September 30, 2006, the Company’s potential obligations under these put provisions totaled approximately $187,000 of which approximately $108,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $15,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-life entities which dissolve after terms of ten to fifty years. As of September 30, 2006, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

7.	Acquisitions

During the first nine months of 2006, the Company acquired dialysis businesses consisting of 19 centers, for a total of $73,929 in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective date of the acquisitions. The operating results of these acquisitions for the nine months ended September 30, 2006 were not material.

The purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received.

The total purchase cost allocations were as follows:

Nine months ended September 30, 2006
Tangible assets	$5,164
Amortizable intangible assets	6,455
Goodwill	62,310

Total purchase costs	$73,929

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

In October 2005, the Company completed its acquisition of DVA Renal Healthcare (formerly known as Gambro Healthcare, Inc.). The initial allocations of purchase cost were recorded at fair value based upon the best information available to management at the time. The fair values of certain property and equipment and intangible assets and liabilities have been valued by an independent third party. During the third quarter of 2006, the Company completed the final valuations of certain assets, properties and leasehold improvements, settlement liabilities and contingencies that were previously unresolved. The valuation adjustments were not material to the consolidated financial statements and were recorded with a corresponding adjustment to goodwill.

Pro forma information

The following summary, prepared on a pro forma basis, combines the results of operations for the acquisition of DVA Renal Healthcare and the related divestitures (See Note 9) for the first nine months of 2005, as if these transactions were consummated as of the beginning of 2005.

Nine months ended September 30, 2005
Pro forma net revenues	$3,241,790
Pro forma income from continuing operations	166,198
Pro forma basic income per share from continuing operations	1.66
Pro forma diluted income per share from continuing operations	1.60

8.	Alliance and Product Supply Agreement

On May 29, 2006, the Company notified Gambro Renal Products Inc. (Gambro Renal Products) that the Company was terminating the Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro Renal Products. The Product Supply Agreement was entered into on October 5, 2005, in conjunction with the Company’s acquisition of DVA Renal Healthcare and committed the Company to purchase a significant majority of its hemodialysis products supplies and equipment at fixed prices. The Company’s termination notice claimed a material breach by Gambro Renal Products for failure to perform its obligations under the Product Supply Agreement primarily as a result of an import ban issued by the U.S. Food and Drug Administration affecting certain hemodialysis products.

On August 25, 2006, the Company entered into an amended and restated Product Supply Agreement (the Amended Supply Agreement), with Gambro Renal Products and Gambro AB. The Amended Supply Agreement effectively revoked the Company’s notice of termination of the Product Supply Agreement. The Amended Supply Agreement, among other things, relieves the Company of certain obligations, including releasing it from the purchase requirements of certain affected products during the import ban, permits the Company to secure alternate sources of supplies for the products affected by the import ban, reduces the Company’s purchase obligations for certain hemodialysis product supplies and equipment and allows for the termination of the purchase obligations for equipment affected by the import ban if the import ban is not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations that are now required under the Amended Supply Agreement, the Company recorded a net valuation gain of $37,968. This valuation gain represents the difference in the fair value between the Product Supply Agreement and the Amended Supply Agreement, as of the effective date of the amendment.

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

The results of operations of the total historical DaVita outpatient centers that were either divested or held for sale in 2005 are reflected as discontinued operations as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net operating revenues	$31,928	$95,222
Income before income taxes	7,042	22,069
Income tax	2,739	8,586

Income from discontinued operations	$4,303	$13,483

In the second quarter of 2006, the Company recorded a loss of $1,092, net of tax, as an adjustment to the previously reported gain on disposal of discontinued operations.

During the third quarter of 2006, the Company recorded a gain of $1,765 as an additional adjustment to the previously reported gain on disposal of discontinued operations as a result of a tax adjustment.

10.	Significant new accounting standards

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB No. 108, which expresses the SEC’s staff views, were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is assessing the expected impact of this SAB on its consolidated financial statements.

11.	Condensed consolidating financial statements

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended September 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$88,592	$1,073,137	$168,763	$(93,451)	$1,237,041
Operating expenses	45,868	926,000	130,574	(93,451)	1,008,991
Minority interests	—	—	—	10,956	10,956

Operating income	42,724	147,137	38,189	(10,956)	217,094
Debt (expense) income	9,854	(77,731)	(27)	—	(67,904)
Other income	3,271	—	—	—	3,271
Income tax expense	21,933	37,437	—	—	59,370
Discontinued operations, net of tax	—	1,765	—	—	1,765
Equity earnings in subsidiaries	60,940	27,206	—	(88,146)	—

Net income	$94,856	$60,940	$38,162	$(99,102)	$94,856

For the three months ended September 30, 2005
Net operating revenues	$50,035	$530,241	$119,362	$(54,746)	$644,892
Operating expenses	31,692	465,454	90,504	(54,746)	532,904
Minority interests	—	—	—	6,690	6,690

Operating income	18,343	64,787	28,858	(6,690)	105,298
Debt (expense) income and swap losses	(2,525)	(22,944)	(533)	—	(26,002)
Other income	2,059	—	—	—	2,059
Income tax expense	6,402	23,866	173	—	30,441
Discontinued operations, net of tax	—	2,292	2,011	—	4,303
Equity earnings in subsidiaries	43,742	23,473	—	(67,215)	—

Net income	$55,217	$43,742	$30,163	$(73,905)	$55,217

For the nine months ended September 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$252,963	$3,153,982	$469,817	$(268,717)	$3,608,045
Operating expenses	138,341	2,784,676	375,967	(268,717)	3,030,267
Minority interests	—	—	—	26,857	26,857

Operating income	114,622	369,306	93,850	(26,857)	550,921
Debt (expense) income	27,877	(233,749)	(927)	—	(206,799)
Other income	10,118	—	—	—	10,118
Income tax expense	59,673	79,321	46	—	139,040
Discontinued operations, net of tax	—	362	—	—	362
Equity earnings in subsidiaries	122,618	66,020	—	(188,638)	—

Net income	$215,562	$122,618	$92,877	$(215,495)	$215,562

For the nine months ended September 30, 2005
Net operating revenues	$146,615	$1,549,789	$304,627	$(160,428)	$1,840,603
Operating expenses	92,259	1,344,313	241,686	(160,428)	1,517,830
Minority interests	—	—	—	16,184	16,184

Operating income	54,356	205,476	62,941	(16,184)	306,589
Debt (expense) income, refinancing charges and swap gains	(3,094)	(64,224)	(1,711)	—	(69,029)
Other income	5,741	—	—	—	5,741
Income tax expense	21,661	70,090	539	—	92,290
Discontinued operations, net of tax	—	7,515	5,968	—	13,483
Equity earnings in subsidiaries	129,152	50,475	—	(179,627)	—

Net income	$164,494	$129,152	$66,659	$(195,811)	$164,494

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$260,278	$—	$—	—	$260,278
Accounts receivable, net	—	785,782	116,963	—	902,745
Other current assets	12,302	443,871	(6,438)	—	449,735

Total current assets	272,580	1,229,653	110,525	—	1,612,758
Property and equipment, net	42,267	656,796	113,992	—	813,055
Amortizable intangibles, net	64,897	147,624	1,973	—	214,494
Investments in subsidiaries	3,840,758	385,220	—	$(4,225,978)	—
Receivables from subsidiaries	849,848	—	68,705	(918,553)	—
Other long-term assets and investments	27,642	2,889	15,937	—	46,468
Goodwill	—	3,435,583	221,772	—	3,657,355

Total assets	$5,097,992	$5,857,765	$532,904	$(5,144,531)	$6,344,130

Current liabilities	$124,796	$860,094	$25,467	—	$1,010,357
Payables to parent and subsidiaries	—	918,553	—	$(918,553)	—
Long-term debt and other long-term liabilities	3,826,384	238,360	10,495	—	4,075,239
Minority interests	—	—	—	111,722	111,722
Shareholders’ equity	1,146,812	3,840,758	496,942	(4,337,700)	1,146,812

Total liabilities and shareholders’ equity	$5,097,992	$5,857,765	$532,904	$(5,144,531)	$6,344,130

As of December 31, 2005
Cash and cash equivalents	$431,811	$—	$—	—	$431,811
Accounts receivable, net	—	749,288	104,272	—	853,560
Other current assets	5,877	350,035	13,125	—	369,037

Total current assets	437,688	1,099,323	117,397	—	1,654,408
Property and equipment, net	34,319	611,828	103,931	—	750,078
Amortizable intangibles, net	73,407	158,980	3,557	—	235,944
Investments in subsidiaries	3,616,683	333,106	—	$(3,949,789)	—
Receivables from subsidiaries	1,038,182	—	8,486	(1,046,668)	—
Other long-term assets and investments	30,273	4,933	9,743	—	44,949
Goodwill	—	3,399,112	195,271	—	3,594,383

Total assets	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

Current liabilities	$285,956	$691,172	$12,605	—	$989,733
Payables to parent and subsidiaries	—	1,046,668	—	$(1,046,668)	—
Long-term debt and other long-term liabilities	4,093,987	252,759	4,035	—	4,350,781
Minority interests	—	—	—	88,639	88,639
Shareholders’ equity	850,609	3,616,683	421,745	(4,038,428)	850,609

Total liabilities and shareholders’ equity	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities Net income	$215,562	$122,618	$92,877	$(215,495)	$215,562
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(112,901)	136,633	(125,326)	215,495	113,901

Net cash provided by (used in) operating activities	102,661	259,251	(32,449)	—	329,463

Cash flows from investing activities Additions of property and equipment, net	(13,024)	(142,600)	(25,801)	—	(181,425)
Acquisitions and purchases of other ownership interests	—	(75,580)	—	—	(75,580)
Proceeds from divestitures and asset sales	12,742	8,606	—	—	21,348
Other items	—	(48,657)	57,513	—	8,856

Net cash (used in) provided by investing activities	(282)	(258,231)	31,712	—	(226,801)

Cash flows from financing activities Long-term debt	(332,541)	(1,020)	737	—	(332,824)
Other items	58,629	—	—	—	58,629

Net cash (used in) provided by financing activities	(273,912)	(1,020)	737	—	(274,195)

Net decrease in cash and cash equivalents	(171,533)	—	—	—	(171,533)
Cash and cash equivalents at beginning of period	431,811	—	—	—	431,811

Cash and cash equivalents at end of period	$260,278	$—	$—	$—	$260,278

For the nine months ended September 30, 2005
Cash flows from operating activities Net income	$164,494	$129,152	$66,659	$(195,811)	$164,494
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(76,623)	107,133	(88,605)	195,811	137,716

Net cash provided by (used in) operating activities	87,871	236,285	(21,946)	—	302,210

Cash flows from investing activities Additions of property and equipment, net	(1,958)	(57,689)	(37,882)	—	(97,529)
Acquisitions and purchases of other ownership interests	—	(132,440)	—	—	(132,440)
Proceeds from divestitures and asset sales	—	2,327	—	—	2,327
Other items	—	(44,321)	57,836	—	13,515

Net cash (used in) provided by investing activities	(1,958)	(232,123)	19,954	—	(214,127)

Cash flows from financing activities Long-term debt	(8,748)	(4,162)	1,992	—	(10,918)
Other items	8,052	—	—	—	8,052

Net cash (used in) provided by financing activities	(696)	(4,162)	1,992	—	(2,866)

Net increase in cash and cash equivalents	85,217	—	—	—	85,217
Cash and cash equivalents at beginning of period	251,979	—	—	—	251,979

Cash and cash equivalents at end of period	$337,196	$—	$—	$—	$337,196

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, the impact of SFAS No. 123(R), estimated tax rates, capital expenditures, the development of new centers and center acquisitions, the impact of the DVA Renal Healthcare acquisition and our related level of indebtedness on our financial performance, including EPS, and anticipated integration costs. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, the successful integration of DVA Renal Healthcare, including its billing and collection operations and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

The operating results of DVA Renal Healthcare (formerly known as Gambro Healthcare, Inc.) are included in our consolidated financial statements from October 1, 2005. The operating results presented for the three and nine months ended September 30, 2005 reflect only continuing operations before income taxes. Our operating results for the third quarter of 2006 compared with the prior sequential quarter and the same quarter of last year, and the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005, were as follows:

Continuing Operations	Quarter ended						Nine months ended
	September 30, 2006		June 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
	(dollar amounts rounded to nearest million, except per treatment data)
Current period net operating revenue	$1,237	100%	$1,208	100%	$644	100%	$3,608	100%	$1,837	100%
Prior year’s Medicare lab recoveries	—		—		1		—		4

Total operating revenues	$1,237		$1,208		$645		$3,608		$1,841

Operating expenses and charges:
Patient care costs	857	69%	843	70%	435	68%	2,518	70%	1,236	67%
General and administrative	113	9%	111	9%	61	9%	329	9%	175	10%
Depreciation and amortization	44	4%	42	3%	25	4%	128	4%	74	4%
Provision for uncollectible accounts	32	3%	31	3%	11	2%	93	3%	33	2%
Minority interest and equity income, net	11	1%	9	1%	7	1%	27	1%	16	1%
Valuation gain on Product Supply Agreement	(38)	(3%)	—		—		(38)	1%	—

Total operating expenses and charges	1,020	82%	1,036	86%	540	84%	3,057	85%	1,534	84%

Operating income	$217		$172		$105		$551		$307

Dialysis treatments	3,668,999		3,602,567		1,928,684		10,772,598		5,546,736
Average dialysis treatments per treatment day	46,443		46,187		24,414		46,037		23,704
Average dialysis revenue per dialysis treatment	$321		$319		$317		$319		$314

Net Operating Revenues

Total operating revenues. Net operating revenues for the third quarter of 2006 increased by approximately $29 million or approximately 2.4%, compared with the second quarter of 2006. An increase in the number of dialysis treatments accounted for approximately 1.8%, with the balance due to an increase in the average revenue per treatment. The increase in the number of dialysis treatments was due to an additional treatment day during the third quarter of 2006, growth from routine acquisitions, as well as non-acquired growth. The increase in the average revenue per treatment of approximately $2 during the third quarter of 2006 as compared to the second quarter of 2006 resulted primarily from an increase in our standard commercial payment rates, improvements in revenue capture and cash collection performance, partially offset by decreases in the intensity of physician prescribed pharmaceuticals.

The substantial increase in current period net operating revenues for the third quarter of 2006 and for the nine months ended September 30, 2006, compared to the same periods in 2005 was principally the result of the acquisition of DVA Renal Healthcare, which generated approximately $505 million, and $1,480 million of net operating revenue in the third quarter of 2006, and for the nine months ended September 30, 2006, respectively.

For the purpose of providing a more directly comparable measure of performance, net operating revenues on a pro forma basis, giving effect to the acquisition of DVA Renal Healthcare and the related divestitures, would have been approximately $1,127 million ($645 million generated by DaVita and $482 million generated by DVA Renal Healthcare) for the third quarter of 2005 and approximately $3,242 million ($1,841 million generated by DaVita and $1,401 generated by DVA Renal Healthcare) for the nine months ended September 30, 2005. The increase in net operating revenues of approximately $110 million in the third quarter of 2006, and $366 million for the nine months ended September 30, 2006, as compared to the pro forma amounts for the same periods of 2005, was attributable to an increase in the number of dialysis treatments of approximately 7.0% for the third quarter of 2006, and 8.0% for the nine months ended September 30, 2006, an increase in the average revenue per treatment of approximately 2.0% for both periods and an increase of approximately 1.0% was due to additional lab, management fees and ancillary revenue for both periods.

The average dialysis revenue per treatment was $321 for the third quarter of 2006 and $319 for the nine months ended September 30, 2006 as compared to pro forma dialysis revenue per treatment of $311 and $313 for the same periods of 2005. The higher average revenue per treatment was primarily due to increases in our standard government payment rates, and commercial rates.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 69.3% of total operating revenues for the third quarter of 2006, as compared to 69.8% and 67.6% for the second quarter of 2006 and third quarter of 2005, respectively. On a per-treatment basis, patient care costs were relatively flat as compared with the second quarter of 2006 and increased approximately $8 compared with the third quarter of 2005. For the first nine months of 2006, patient care costs were approximately 69.8% of total operating revenues, as compared to 67.3% for the same period of 2005. On a per-treatment basis, patient care costs increased approximately $11 in the first nine months of 2006 as compared to the first nine months of 2005. The increase in 2006 over 2005 was primarily due to higher labor and benefit costs, increases in the intensity of physician prescribed pharmaceuticals and higher medical supply costs.

General and administrative expenses. General and administrative expenses were 9.2% of total operating revenues for the third quarter of 2006, as compared to 9.2% and 9.4% for the second quarter of 2006 and third quarter of 2005, respectively. In absolute dollars, general and administrative expenses for the third quarter of 2006 increased by approximately $2.0 million from the second quarter of 2006. The increase in the third quarter of 2006 compared to the second quarter of 2006 was principally due to FAS No 123(R) stock-based compensation expense and additional labor and benefit costs. For the nine months ended September 30, 2006, general and administrative expenses were 9.1% of total operating revenues as compared to 9.5% for the same period in 2005. The increase in absolute dollars in the third quarter of 2006 and for the nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily attributable to the DVA Renal Healthcare acquisition, higher labor and benefit costs, related integration costs, the implementation of FAS 123(R), the timing of certain charges and expenditures and professional fees for legal and compliance initiatives and government investigations. As a percentage of net operating revenues, general and administrative expenses decreased in the third quarter of 2006 and for the nine months ended September 30, 2006 as compared to the same periods of 2005, as a result of higher growth in revenue from the DVA Renal Healthcare acquisition.

Depreciation and amortization. The increase in depreciation and amortization in the third quarter of 2006, and for the nine months ended September 30, 2006, as compared to the same periods in 2005 was primarily due to the acquisition of DVA Renal Healthcare and growth through other routine acquisitions, new center developments and expansions, net of the amortization of the Product Supply Agreement.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable was 2.6% in the third quarter of 2006 and for the nine months ended September 30, 2006. The provision for uncollectible accounts receivable for the same periods in 2005, before the acquisition of DVA Renal Healthcare, was 1.8%. The current provision level of 2.6% is expected to be relatively stable for the foreseeable future.

Debt expense. Debt expense of $67.9 million in the third quarter of 2006 decreased by approximately $0.5 million from the second quarter of 2006. The decrease was primarily due to principal prepayments paid during the third quarter, partially offset by an increase in interest rates. The overall average effective interest rate excluding amortization of deferred financing costs for the third quarter of 2006 was 6.8% compared to 6.6% for the second quarter of 2006, and 6.9% for the third quarter of 2005.

For the third quarter of 2006 and for the nine months ended September 30, 2006, the substantial increase in debt expense as compared to the third quarter of 2005 and the nine months ended September 30, 2005, was attributable to additional borrowings under our Credit Facility that were used to fund the acquisition of DVA Renal Healthcare in October 2005.

Minority interests and equity income, net. Minority interests and equity income, net increased in the third quarter of 2006 and for the nine months ended September 30, 2006, by approximately $4.3 million and $10.7 million, respectively, as compared to the same periods in 2005. These increases reflect an ongoing trend toward a higher percentage of our new and existing centers having minority partners, additional joint venture centers as a result of the DVA Renal Healthcare acquisition, as well as growth in the profitability of our joint ventures.

Product Supply Agreement

On May 29, 2006, we notified Gambro Renal Products Inc. (Gambro Renal Products) that we were terminating the Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro Renal Products. The Product Supply Agreement was entered into on October 5, 2005, in conjunction with our acquisition of DVA Renal Healthcare and committed us to purchase a significant majority of our hemodialysis products supplies and equipment at fixed prices. Our termination notice claimed a material breach by Gambro Renal Products for failure to perform its obligations under the Product Supply Agreement, primarily as a result of an import ban issued by the U.S. Food and Drug Administration effecting certain hemodialysis products.

On August 25, 2006, we entered into an amended and restated Product Supply Agreement (the Amended Supply Agreement), with Gambro Renal Products and Gambro AB. The Amended Supply Agreement effectively revoked our notice of termination of the Product Supply Agreement. The Amended Supply Agreement, among other things, relieves us of certain obligations, including releasing us from the purchase requirements of certain affected products during the import ban, permits us to secure alternate sources of supplies for the products affected by the import ban, reduces our purchase obligations for certain hemodialysis product supplies and equipment and also allows for the termination of the purchase obligations for equipment affected by the import ban if the import ban is not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations that are now required under the Amended Supply Agreement, we recorded a net valuation gain of $38.0 million. This valuation gain represents the difference in the fair value between the Product Supply Agreement and the Amended Supply Agreement, as of the effective date of the amendment.

Accounts receivable

Our accounts receivable balances at September 30, 2006 and June 30, 2006 were $903 million and $859 million respectively, which represented approximately 70 and 67 days of revenue, respectively, net of bad debt provision. The increase in our DSO was primarily due to the temporary suspension of claims processing by Centers for Medicare and Medicaid Services at the end of their September fiscal year. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the third quarter of 2006 in the amount of unreserved accounts receivable or the amounts pending approval from third-party payors.

Outlook

Outlook for 2006 and 2007. We are revising the lower end of our 2006 operating income projection, therefore our new guidance for operating income is $690-$700 million excluding the valuation gain on the Product Supply Agreement. Our 2007 operating income is currently projected to be in the range of $680-$750 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the ongoing review by the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the OIG, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, and the successful integration of DVA Renal Healthcare, including its billing and collection operations. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the forward looking statements and associated risks as discussed in Item 2 on page 23 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2006 was $97 million, compared to $85 million during the third quarter of 2005. Non-operating cash outflows for the third quarter of 2006 included $6 million for acquisitions, and capital asset expenditures of $66 million, of which $35 million was for new center developments and relocations. Non-operating cash outflows for the third quarter of 2005 included approximately $46 million for acquisitions, and capital asset expenditures of $32 million, of which $25 million was for new center developments. During the third quarter of 2006, we acquired 5 dialysis centers, opened 13 new dialysis centers and closed four centers. During the third quarter of 2005, we acquired 11 dialysis centers and opened 8 new dialysis centers.

Cash flow from operations during the first nine months of 2006 amounted to $329 million, compared to $302 million for the first nine months of 2005. The first nine months of 2006 included an income tax payment of approximately $85 million associated with divestitures of certain centers in conjunction with the DVA Renal Healthcare acquisition and also included cash interest payments of approximately $231 million on our debt. For the first nine months of 2005, cash interest payments were approximately $65 million. Non-operating cash outflows for the first nine months of 2006 included $76 million for acquisitions, and capital asset expenditures of

$181 million, of which $99 million was for new center developments and relocations. Non-operating cash outflows for the first nine months of 2005 included approximately $132 million for acquisitions and approximately $31 million for deferred financing costs associated with the issuance of our senior notes, and capital asset expenditures of $98 million, of which $65 million was for new center developments. During the first nine months of 2006 we acquired 19 dialysis centers, including one center where we previously provided administrative services, opened 29 new dialysis centers, divested, sold or closed 13 centers, and provided administrative services to two new centers. During the first nine months of 2005, we acquired 42 new dialysis centers and opened 33 new dialysis centers.

We now expect to spend $110 to $120 million in 2006 for capital asset expenditures related to routine maintenance items and information technology equipment and approximately $220 million for new center development, relocations and acquisitions. We now expect to open 45 new centers during 2006 and in 2007 we anticipate opening approximately the same number of centers as 2006. We expect to generate approximately $500 million of operating cash flow in 2006, which excludes the $85 million divestiture tax payment and the tax benefit from stock option exercises under FAS 123(R). We also expect to generate operating cash flow of $400-$500 million in 2007.

During the nine months ended September 30, 2006, we made principal payments of $62 million on the term loan A and $263 million on the term loan B, including principal prepayments of $53 million and $257 million respectively. On November 1, 2006 we made an additional principal prepayment of $75 million on the term loan B. Because of the principal prepayments, our next mandatory principal payments are $12.4 million in 2007 for the term loan A and $379 million in 2011 for the term loan B.

On March 1, 2006, our interest rate margins on our term loan A and term loan B (collectively, the Credit Facility), were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Credit Facility. The term loan A currently bears interest at LIBOR plus 1.75% and the term loan B currently bears interest at LIBOR plus 2.00%. The margins are subject to adjustment depending upon changes in our financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B.

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

As of September 30, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,472 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.88%, on the hedged portion of our Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During the first nine months of 2006, we accrued net cash benefits of $11.2 million from these swaps which is included in debt expense. As of September 30, 2006, the total fair value of these swaps was an asset of $32.8 million. We recorded $0.7 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps during the first nine months of 2006.

As of September 30, 2006, the interest rates were economically fixed on approximately 60% of our variable rate debt and approximately 74% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Credit Facility was 6.55%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of September 30, 2006.

Our overall average effective interest rate excluding amortization of deferred financing costs during the third quarter of 2006 was 6.75% and as of September 30, 2006 was 6.72%.

We have undrawn revolving credit facilities totaling $253 million of which approximately $49 million was committed for outstanding letters of credit.

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

Under FAS 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the first nine months of 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in the first nine months of 2006. We previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of stock options granted during the nine months ended September 30, 2006, as well as for stock option grants during all prior periods.

For the nine months ended September 30, 2006, we recognized $18.9 million in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and employee stock purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $6.9 million. As of September 30, 2006, there was $67.8 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.7 years.

During the nine months ended September 30, 2006, we received $29.0 million in cash proceeds from stock option exercises and $29.3 million in actual tax benefits upon the exercise of stock awards.

Significant New Accounting Standards

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, that provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB No. 108, which expresses the SEC’s staff views were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are assessing the expected impact of this SAB on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

The table below provides information, as of September 30, 2006, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair Value
	2006	2007	2008	2009	2010	2011
	(dollars in millions)
Long Term Debt
Fixed Rate	$1	$3	$1	$1	$1	$—	$1,352	$1,359	7.02%	$1,331
Variable rate	$1	$15	$54	$62	$87	$520	$1,727	$2,466	6.55%	$2,466

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2006	2007	2008	2009	2010
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,472	$132	$372	$378	$401	$189	3.08% to 4.27%	LIBOR	$32.8

As of September 30, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,472 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.88% on the hedged portion of the Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During the first nine months of 2006, we accrued net cash benefits of $11.2 million from these swaps which is included in debt expense. As of September 30, 2006, the total fair value of these swaps was an asset of $32.8 million. We recorded $0.7 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps during the first nine months of 2006.

As of September 30, 2006, the interest rates were economically fixed on approximately 60% of our variable rate debt and approximately 74% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Credit Facility was 6.55%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of September 30, 2006.

Our overall average effective interest rate excluding amortization of deferred financing costs during the third quarter of 2006 was 6.75% and as of September 30, 2006 was 6.72%.

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

Approximately 35% of our current dialysis revenues are generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. We expect that some of our commercial reimbursement rates will be materially lower in the future as a result of general conditions in the market, recent and future consolidations among commercial payors, downward trends in health insurance premiums, increased focus on dialysis services, our acquisition of DVA Renal Healthcare, including the reconciliation of existing contracts with differing rates, and other factors. Consolidations have significantly increased the negotiating leverage of commercial payors. In addition, we believe that payors and employers continue to encourage members to obtain care with in-network providers and network rates are typically lower than out-of-network rates. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare payment rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

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

The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable payment rates went into effect January 1, 2006, as Medicare moved to payment rates for pharmaceuticals from average acquisition cost to average sale price plus 6%. Future changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Pharmaceuticals are approximately 35% of our current total Medicare revenues. ESRD pharmaceutical payment rates and utilization continue to receive attention from the government, which may lead to reimbursement changes in the future. If Medicare begins to bundle other services for payment by including in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately, or if there are further changes to or decreases in the payment rate for these items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our current dialysis revenues are generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. Currently, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by those programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounts for approximately 35% of our current total dialysis revenues. Changes in physician practice patterns and accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies by private payors, the introduction of new pharmaceuticals and the conversion to alternate types of administration could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows. Although our agreement with Amgen for EPO continues for a fixed time period and includes potential pricing discounts depending upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, our contract with Amgen provides for specific rebates and incentives that are based on patient outcomes, process improvement, data submission, purchase volume growth and some combination of these factors. Factors that could impact our ability to qualify for the discounts, rebates and incentives provided for in our agreement with Amgen include our ability to achieve certain clinical outcomes, changes in pharmaceutical intensities and our growth. We have and may from time to time accelerate our EPO purchase volume in a given period to take advantage of certain incentives provided for in the agreement, which could result in an increase in our inventory levels. Failure to qualify for discounts or meet or exceed the targets and earn the specified rebates and incentives could have a material adverse effect on our earnings and cash flows.

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

The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund any amounts received from such administration by government or private payors, and be subject to substantial penalties under applicable laws or regulations. In addition, fiscal intermediaries have increased their prepayment and post-payment reviews.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and the Stark II physician self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, none of our medical director agreements establishes compensation using the Stark II safe harbor method; rather, compensation under our medical director agreements is the result of individual negotiation and, we believe, exceeds amounts determined under the safe harbor method. If an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 6% of our dialysis revenue for the first nine months of 2006. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged.

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

As of September 30, 2006 we owned a controlling interest in approximately 80 dialysis related joint ventures, representing approximately 15% of our dialysis revenue. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, and the related request for additional documents received in October 2005, includes a request for documents related to our joint ventures. If our joint ventures are found to be in violation of the anti-kickback statute or the Stark provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay amounts received from Medicare and certain other payors by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

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

The administration of dialysis and related services to patients may subject us to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes, professional and general liability claims. In addition, we have received several notices of claims from commercial payors and other third parties related to our historical billing practices and the historical billing practices of DVA Renal Healthcare and other matters related to their settlement agreement with the Department of Justice. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations, and cash flows. We currently maintain programs of general and professional liability insurance. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of our insurance coverage could have a material adverse effect on our earnings and cash flows.

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

Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical directors of the centers. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. Neither our current nor former medical directors have an obligation to refer their patients to our centers. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. If we are unable to enforce noncompetition provisions contained in the terminated medical directors agreements, former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. Also, if the quality of service levels at our centers deteriorates, it may negatively impact patient referrals and treatment volumes.

Our medical director contracts are for fixed periods, generally three to ten years. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the safe harbor provisions of the anti-kickback statute, Stark II law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to the centers.

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

If the current shortage of skilled clinical personnel continues or if we experience a higher than normal turnover rate, we may experience disruptions in our business operations and increases in operating expenses.

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other health care providers. This nursing shortage may limit our ability to expand our operations. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

The integration of DVA Renal Healthcare’s clinical, billing and collection systems into our operations is significant and the failure to successfully integrate the systems could have a material adverse effect on our revenue, cash flows and operating results.

The integration of DVA Renal Healthcare requires the successful implementation of uniform information technology systems, including billing and collections systems. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of our upgrade and integration of the billing and collection systems. We may experience difficulties in effectively implementing these and other systems across our operations, including DVA Renal Healthcare. The failure to successfully integrate these and other systems could have a material adverse impact on our revenues, cash flows and operating results.

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

On August 25, 2006, we amended our alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we are required to purchase from Gambro Renal Products specified percentages of hemodialysis products, supplies and equipment at fixed prices. The amended supply agreement, among other things, reduces our purchase obligations with respect to our requirements for such products, supplies and equipment and permits the termination of our obligations with respect to certain products under certain circumstances. The amended supply agreement continues to require us to purchase a significant majority of our hemodialysis product supplies and equipment at fixed prices and may limit our ability to realize future cost savings in regard to products and equipment for which we remain obligated to make purchases under the agreement. For the nine months ended September 30, 2006, our total spending on hemodialysis products, supplies and equipment was approximately 8% of our total operating costs.

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

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. In addition, on November 14, 2002, the Board of Directors approved a shareholder rights plan that would substantially dilute the interest sought by an acquirer that our Board of Directors does not approve.

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since September 2001. Based on the shares of our common stock outstanding and the market price of our stock on September 30, 2006, these cash bonuses would total approximately $233 million if a control transaction occurred at that price and our Board of Directors did not modify the program. These compensation programs may affect the price an acquirer would be willing to pay.

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

There were no repurchases of our common stock during the three-month period ended September 30, 2006. We have approximately $249 million available from Board authorizations to repurchase shares of our common stock as of September 30, 2006.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number
10.1	Amended and Restated Alliance and Product Supply Agreement dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB. ✓**

10.2	Form of Non-Qualified Stock Option Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan) (1)*

10.3	Form of Non-Qualified Stock Option Agreement (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan (1)*

10.4	Form of Restricted Stock Units Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan (1)*

10.5	Form of Stock Appreciation Rights Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan (1)*

10.6	Amended Director Compensation Philosophy and Plan (2)

10.7	Amended and Restated 2002 Equity Compensation Plan (2)*

10.8	September 18, 2001 DaVita Inc. Change in Control Bonus Program. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger Vice President and Controller*

Date: November 3, 2006

*	Mr. Hilger has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	Amended and Restated Alliance and Product Supply Agreement dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB. ✓**

10.2	Form of Non-Qualified Stock Option Agreement - Employee (DaVita Inc. 2002 Equity Compensation Plan) (1)*

10.3	Form of Non-Qualified Stock Option Agreement (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan (1)*

10.4	Form of Restricted Stock Units Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan (1)*

10.5	Form of Stock Appreciation Rights Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan (1)*

10.6	Amended Director Compensation Philosophy and Plan (2)

10.7	Amended and Restated 2002 Equity Compensation Plan (2)*

10.8	September 18, 2001 DaVita Inc. Change in Control Bonus Program. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or agreement
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K