Form 10-K
period 2006-12-31
DAVITA INC
filed 2007-02-28
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended

December 31, 2006

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

As of February 1, 2007, the number of shares of the Registrant’s common stock outstanding was approximately 104.9 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.8 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2007 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business.

We were incorporated as a Delaware corporation in 1994. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through our website, located at http://www.davita.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC also maintains a website at http://www.sec.gov where these reports and other information about us can be obtained. The contents of our website are not incorporated by reference into this report.

Overview

DaVita is a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2006, we operated or provided administrative services to approximately 1,300 outpatient dialysis centers located in 42 states and the District of Columbia, serving approximately 103,000 patients. We also provide acute inpatient dialysis services in approximately 770 hospitals and related laboratory services. All other ancillary services and strategic initiatives, which currently account for approximately 2% of our consolidated revenues, relate to our core business of providing renal care services. On October 5, 2005, we completed our acquisition of DVA Renal Healthcare, Inc. (formerly known as Gambro Healthcare, Inc.) from Gambro, Inc. for approximately $3.06 billion. DVA Renal Healthcare was one of the largest dialysis service providers in the United States, operating 566 outpatient dialysis centers, serving approximately 43,000 patients, and generating annual revenues of approximately $2 billion.

The dialysis industry

The loss of kidney function is normally irreversible. ESRD is the stage of advanced kidney impairment that requires continued dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times per week for the rest of their lives.

Since 1972, the federal government has provided universal payment coverage for dialysis treatments under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare rates for dialysis treatments and related supplies, tests and medications. Approximately 87% of our total patients are under government-based programs, with approximately 78% of our patients under Medicare and Medicare assigned HMO plans.

ESRD patient base

There are more than 335,000 ESRD dialysis patients in the United States. The recent historical compound annual growth rate in the number of ESRD dialysis patients has been approximately 3%-4%. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients, and growth rates of minority populations with higher than average incidence rates of ESRD.

Treatment options for ESRD

Treatment options for ESRD are dialysis and kidney transplantation.

Dialysis Options

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed in outpatient facilities (centers). It may also be done while a patient is at home or while hospitalized. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment typically lasts approximately three and one-half hours. Hemodialysis is usually performed three times per week.

Certain ESRD patients may perform home-based hemodialysis in their home or residence through the use of a hemodialysis machine designed for home therapy. Patients receive training, support and monitoring from registered nurses in order to perform their treatments. Home-based hemodialysis is typically performed with greater frequency than in-center dialysis treatments and on varying schedules.

Hospital inpatient hemodialysis services are required for patients with acute kidney failure resulting from trauma and patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room at the hospital.

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

Services we provide

Dialysis Services

Outpatient dialysis services

As of December 31, 2006, we operated or provided administrative services to approximately 1,300 outpatient dialysis centers in the United States that are designed specifically for outpatient hemodialysis. In 2006, we added 67 centers primarily as a result of acquisitions, and the opening of new centers, net of divestures and closures. Throughout our network of outpatient dialysis centers, we also provide training, supplies and on-call support services to our peritoneal dialysis patients. With the introduction of smaller, easier to use and portable technologies, we are also providing certain patients the option of home-based hemodialysis, as described above.

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

Many of our centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis or home-based hemodialysis treatments in their homes. Registered nurses train patients and their families or other caregivers to perform either peritoneal dialysis or hemodialysis at home.

We do not enter into contractual or preferential relationships with our patients that obligate either our patients or us for services. Total patient turnover averages more than 25% per year. However, the overall number of patients that we treat increased by approximately 7% as of December 31, 2006 compared to December 31, 2005. Approximately 87% of the treatments we administer for patients are paid for, at least in part, by government-based programs, principally Medicare, and under Medicare regulations we cannot promote, develop or maintain any kind of contractual relationship with our patients which would directly or indirectly obligate a patient to use or continue to use our services, or which would give us any preferential rights other than those related to collecting payments for our services.

Hospital inpatient dialysis services

We provide inpatient dialysis services, excluding physician services, to patients in approximately 770 hospitals. We render these services for a per-treatment fee individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital. Inpatient dialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons. In 2006, acute inpatient dialysis services accounted for approximately 5% of our total dialysis treatments.

ESRD laboratory services

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

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, which currently account for less than 2% of our total revenues, consist of the following:

•	Pharmacy. DaVita Rx is a wholly-owned full-service pharmacy which provides oral medications to DaVita’s patients with chronic kidney disease, or CKD, and patients with ESRD. The main objectives of the pharmacy are to improve clinical outcomes, patient compliance, and to provide service excellence by providing our patients a convenient way to fill their prescription needs. Revenues are recognized as prescriptions are filled and shipped to patients.

•

Vascular access services.    We provide management and administrative services to physician-owned vascular access clinics that provide surgical and interventional radiology services for dialysis patients. Management fees generated from these services are included in management fee income.

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

•

ESRD clinical research programs.    DaVita Clinical Research conducts research trials with dialysis patients, and provides administrative support for research conducted by DaVita-affiliated nephrology practices. Revenues are based upon an established fee per study as determined by contract with drug companies and other sponsors.

•

Management fee income.    We currently operate or provide management and administrative services to 38 outpatient dialysis centers, which are wholly-owned or majority-owned by third parties, under management services agreements. Management fees are established by contract and are typically based on a percentage of revenues, or cash collections generated by the centers.

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

We have clinical nurses who serve as service specialists who are trained to assist our outpatient clinics at a local level with education and quality outcome management. We have also established a Physician Council made up of a panel of physicians who also serve as our medical directors. The Physician Council acts as an advisory panel to our Chief Executive Officer on issues relating to, among other things, quality care practices, and standards of medical appropriateness. We also maintain a Physician Laboratory Advisory Committee which provides clinical review and input to both of our laboratories. In addition, we established a Quality Council in 2006 under the supervision of our Chief Medical Officer and Director of Quality Management. The Quality Council, composed of teammates specializing in clinical services and operations, coordinates and prioritizes directives from the Physician Council and management.

Sources of revenue—concentrations and risks

Our dialysis revenue represents 98% of our total net operating revenues with the balance of our revenues from ancillary services and strategic initiatives. Dialysis revenue is derived from dialysis and dialysis related services, which includes the administration of pharmaceuticals and related laboratory services.

The sources of our dialysis revenue are government-based programs, including Medicare, Medicaid and Medicare assigned HMO plans, commercial payors, which consist principally of commercial insurance plans, and direct payments from patients established by single patient agreements with patients not covered by other contracts.

The following table summarizes our dialysis revenue and patient percentages by payor type for the year ended December 31, 2006:

	Revenues	Patient Percentages
Medicare and Medicare assigned HMO plans	58%	78%
Medicaid	4%	6%
Other government-based programs	3%	3%

Total government-based programs	65%	87%
Commercial	35%	13%

Total dialysis revenue	100%	100%

The following table summarizes our dialysis revenue by source for the year ended December 31, 2006:

Revenue Percentages
Outpatient hemodialysis centers	82%
Peritoneal dialysis and home-based hemodialysis	9%
Hospital inpatient hemodialysis	6%
Laboratory Services	3%

Total dialysis revenue	100%

Medicare revenue

Under the Medicare ESRD program, payment rates for dialysis are established by Congress. The Medicare composite rate set by the Centers for Medicare and Medicaid Services, or CMS, includes payment for the dialysis treatment, supplies used for that treatment, specified laboratory tests and certain pharmaceuticals. The Medicare composite rate is subject to regional differences based upon several factors, including differences in wage levels. We are paid separately for other services and pharmaceuticals, including Epogen, or EPO, vitamin D analogs, and iron supplements. Pharmaceuticals are generally paid at average sale price plus 6% based upon prices set by Medicare. The Medicare payment rates are not sufficient to cover the average cost of providing a dialysis treatment.

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

The Medicare composite payment rates set by Congress for dialysis treatments that were in effect for 2006 were between $147 and $162 per treatment, with an average rate of $155 per treatment. Unlike Medicare payment rates for most other medical services, Medicare composite payment rates for dialysis have not been routinely increased to compensate for the impact of inflation. Since 1972, the Medicare composite payment rate has declined over 75% in inflation-adjusted dollars. Congress and CMS have addressed the impact of inflation more consistently since 2000, with increases of 1.2% in 2000, 2.4% in 2001, 1.6% in each of 2005 and 2006, and a 1.6% increase that will be effective on April 1, 2007.

However, although the 2005 composite payment rate increased under the Medicare Prescription Drug Improvement and Modernization Act, or MMA, separate payment rates for pharmaceuticals were reduced. While the MMA committed that aggregate payments for dialysis services would not be reduced by the payment changes, the changes resulted in a net reduction of average Medicare payment rates to the Company of 1.3%. CMS also implemented a case-mix adjustment methodology in April 2005 designed to link payments more closely to illness severity.

In 2005, CMS issued revised rules with regard to payment for separately billable pharmaceuticals furnished by ESRD facilities. Effective January 1, 2006, payments for pharmaceuticals furnished by ESRD facilities were set at the average sales price, or ASP, plus 6 percent. CMS adjusted payment amounts quarterly for 2006, based on ASP data reported by the drug manufacturers. Increases in drug prices are generally not reflected in our payment rates for a minimum of at least a quarter after the prices are adjusted. While these rates resulted in lower payments to ESRD providers for pharmaceuticals, the composite rate was concurrently increased, substantially offsetting the impact of the reduction in pharmaceutical payments. Effective January 1, 2006, CMS increased the Medicare composite payment rate by 1.6%, and will further increase the Medicare composite payment rate by 1.6% effective April 1, 2007, as discussed above.

During 2005, the Company contracted with CMS to participate in two Medicare demonstration programs—an ESRD demonstration project in California’s Riverside and San Bernardino counties; and a CKD demonstration project in New York, including Nassau and Suffolk counties and the Queens Borough of New York City. The CKD project is for three years and became effective November 2005. The ESRD demonstration project is for four years and became effective January 2006. Under the ESRD demonstration project, the Company’s revenue is capitated for all medical services required by enrollees in the program. The Company is at risk for medical costs in excess of the capitation payments. Under the CKD demonstration project, the Company is paid a management fee for program enrollees. Management fee revenues are subject to retraction if medical cost savings targets are not met.

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

Commercial revenues

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Although commercial payment rates vary significantly, average commercial payment rates are more than double Medicare rates. Commercial payment rates are the result of negotiations between us, insurers, third-party administrators and, occasionally individuals. More common payment methods include a single lump-sum per treatment (standardized rates) and separate payments for treatments and pharmaceuticals if used as part of the treatment (unbundled rates).

Our commercial payors consist principally of commercial insurance plans, including more than 1,200 with whom we have contracted rates. Approximately 13% of our dialysis revenue is associated with non-contracted commercial payors for the year ended December 31, 2006. Less then 1% of our dialysis services and related dialysis services payments are received directly from patients. No single commercial payor accounted for more than 5% of total dialysis revenue for the year ended December 31, 2006.

Revenue from EPO and other pharmaceuticals

Approximately 30% of our total dialysis revenue for the year ended December 31, 2006 is associated with the administration of physician-prescribed pharmaceuticals that improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, vitamin D analogs and iron supplements.

EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, which is separately billable under the Medicare payment program, accounts for approximately 25% of our dialysis revenue for the year ended December 31, 2006. Changes in the levels of physician-prescribed EPO, and commercial and government payment rates related to EPO can significantly influence our revenues and operating earnings. CMS issued a new payment coverage policy for EPO, which became effective April 1, 2006, and was subsequently revised effective October 1, 2006. This new policy limits payments based on EPO doses for certain patients.

Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. We have entered into an agreement with Amgen that provides for EPO pricing for a fixed time period that includes potential discounts depending upon the achievement of certain clinical and other criteria. Our agreement with Amgen also provides for specific rebates and incentives, which are based on a variety of factors, including patient outcomes, process improvement, data submission, purchase volume growth and some combination of these factors.

Amgen has also developed a new product, darbepoetin alfa, also known as Aranesp®, that could potentially replace EPO or reduce its use with dialysis patients. In addition, Roche has developed and is seeking approval for CERA, a pharmaceutical also used to treat anemia. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® and CERA can be administered less frequently. The FDA has approved Aranesp® for use with dialysis patients. However, we cannot predict when, or whether, these alternatives to EPO will be marketed to the dialysis industry, how Medicare or other payors will reimburse dialysis providers for their use, whether physicians will prescribe these alternatives instead of EPO or how it will impact our revenues and earnings.

Physician relationships

An ESRD patient generally seeks treatment at a dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. Over 2,800 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center’s medical director, usually account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors provide a substantial portion of our patient referrals. If a significant number of physicians were to cease referring patients to our dialysis centers, our business could be adversely affected.

Participation in the Medicare ESRD program requires that treatment at a dialysis center be under the general supervision of a director who is a physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 1,020 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties and responsibilities and the physician’s professional qualifications and experience, among others.

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

Because a significant number of dialysis patients are covered for treatment under government-based programs, our business could be adversely impacted by:

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

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal and state patient privacy laws;
•	Government mandated practice changes that significantly increase operating expenses; or
•	Refunds of payments received from government payors and government health care program beneficiaries because of any failures to meet applicable requirements.

To date, we have not experienced significant difficulty in maintaining our licenses or our Medicare and Medicaid authorizations. However, we have experienced delays in obtaining certifications from CMS. We expect that our industry will continue to be subject to significant government regulation and scrutiny, the scope and application of which are difficult to predict. This regulation and scrutiny could adversely impact us in a material way.

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On February 4, 2005, CMS published a proposed rule that would revise the conditions of coverage for ESRD facilities. The revised requirements would, among other things, establish performance expectations for facilities, eliminate many procedural requirements from the current conditions of coverage, and promote continuous quality improvement. The proposed regulations are still subject to revision based on public comments in the rulemaking process and would not become effective until issued as final regulation. We do not know what changes may be made in a final rule or when a final rule might be published, and accordingly we cannot predict what impact it might have on our operating results.

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

Our medical directors refer patients to our centers and these arrangements must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection. We believe, however, that our agreements do not violate the federal anti-kickback statute. We also note that there is little guidance available as to what constitutes fair market value for medical director services. Although the final Phase II, Stark II regulations (described below) created a so-called safe harbor method of establishing the fair market value of physician compensation, this methodology, which is not required by the rule, is very restrictive, and has been challenged in court. Regardless of the outcome of the challenge, we do not believe that this method produces a reasonable estimate of the fair market value of dialysis facility medical director services.

We own a controlling interest in approximately 85 dialysis related joint ventures, representing approximately 15% of our dialysis revenue. Our relationships with physicians and other referral sources relating to these joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfies all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case by case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. Notwithstanding these efforts, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We lease space for approximately 330 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 160 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

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

Under Stark II, “financial relationship” is defined as an ownership or investment interest in, or a compensation arrangement with, an entity providing designated health services, and includes certain indirect financial relationships. We have entered into several types of financial relationships with referring physicians, including compensation arrangements. We believe that the compensation arrangements under our medical director agreements materially satisfy the personal services compensation arrangement exception to the Stark II prohibition. The Stark II regulations provide a safe harbor method of establishing the fair market value of physician compensation. CMS recognizes that compensation to medical directors which exceeds amounts determined by the Stark II safe harbor method does not necessarily exceed fair market value, but that such compensation is not assured of a favorable finding upon review. None of our medical director agreements establishes compensation using the Stark II safe harbor method. While we believe that compensation under our medical director agreements, which is the result of arm’s length negotiations, results in fair market value payments for medical director services, even though these amounts exceed amounts determined using the Stark II safe harbor method, an enforcement agency could potentially challenge the level of compensation that we pay our medical directors. Accordingly, we could in the future be required to change our practices, face criminal or civil penalties, pay substantial fines, return certain payments received from governmental payors and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to these arrangements. For example, DVA Renal Healthcare’s relationships with its medical directors were reviewed in connection with the investigation by the United States Attorney’s office for the Eastern District of Missouri that was resolved in December 2004 and may be subject to ongoing review by the Office of Inspector General, or OIG, under a corporate integrity agreement (see description on page 16).

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

Some of our medical directors also own equity interests in entities that operate our dialysis centers. The Stark II exception applicable to physician ownership interests in entities to which they make referrals does not encompass the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, it is possible that CMS could require us to restructure some of these arrangements or could seek to impose substantial fines or additional penalties on us, prohibit us from accepting referrals from those physician owners and/or force us to return certain amounts paid by CMS and program beneficiaries. We believe that the language and legislative history of Stark II and the Stark II regulations indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services as a part of designated health services. The final Stark II regulations exempt from the referral prohibition referrals for clinical laboratory services that are included in the ESRD composite rate. The final Stark II regulations also exempt EPO and certain other dialysis-related outpatient prescription drugs furnished in (or by, in the case of EPO) an ESRD facility. The Final Phase II regulations also confirmed that home dialysis supplies are not considered designated health services. Accordingly, referrals for composite rate laboratory tests and these dialysis related medications and home dialysis supplies do not violate the Stark II prohibition.

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

Fraud and abuse under state law

Many states in which we operate dialysis centers, have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could be interpreted as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services or to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in DaVita limited solely to publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could negatively affect the decision of referring physicians to refer patients to our centers.

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

A New York statute prohibits publicly-held companies from owning the health facility license required to operate a dialysis center in New York. Although we own substantially all of the assets, including the fixed assets, of our affiliated New York dialysis centers, the licenses are held by privately-owned companies with which we have agreements to provide a broad range of administrative services, including billing and collecting. The New York State Department of Health has approved these types of arrangements; however, we cannot guarantee that they will not be challenged as prohibited under the relevant statute. We are currently working closely with other industry representatives to effectuate a change in New York law that would allow for direct ownership of dialysis centers by publicly held companies.

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

Corporate Integrity Agreement

On December 1, 2004, DVA Renal Healthcare, which we acquired in October 2005, entered into a settlement agreement with the Department of Justice and other agencies of the United States government relating to the Department of Justice’s investigation of DVA Renal Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, DVA Renal Healthcare, without admitting liability, made a one time payment of approximately $310 million and entered into a five year corporate integrity agreement with OIG. DVA Renal Healthcare and its subsidiaries continue to be subject to the corporate integrity agreement. The corporate integrity agreement requires, among other things, that DVA Renal Healthcare designate a compliance liaison for each dialysis center owned or operated by DVA Renal Healthcare or any of its subsidiaries and provide compliance training for each of its employees and credentialed physicians. DVA Renal Healthcare has a compliance officer and a separate compliance committee made up of members of senior management, consistent with the requirements of the corporate integrity agreement. Certain types of employees are also required to complete additional specialized training in areas such as billing and reimbursement issues. Furthermore, DVA Renal Healthcare is required to review all of its arrangements or transactions with any actual or potential source of healthcare business to ensure compliance with federal anti-kickback statute. It has also engaged an independent review organization to conduct an annual review of a sample of DVA Renal Healthcare’s claims for reimbursement from federal healthcare programs to verify compliance with applicable laws and regulations. DVA Renal Healthcare must submit to the OIG an annual report with respect to the status of, and findings regarding, its compliance activities, including a copy of all reports prepared by the independent review organization. In addition, DVA Renal Healthcare must notify the OIG of any ongoing government investigations or legal proceedings and report to the OIG any substantial overpayment or any probable violations of the laws applicable to any federal healthcare program.

Insurance

We maintain insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors.

Capacity and location of our centers

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers, and by acquiring centers. The development of a typical outpatient center by us generally requires approximately $1.6 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year of operation and normally reaches maturity within three to five years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are initially more predictable. To a limited extent, we enter into agreements to provide administrative services to third-party-owned centers in return for management fees, typically based on a percentage of revenues.

The table below shows the growth of our Company by number of dialysis centers.

	2006		2005		2004	2003	2002
Number of centers at beginning of year	1,233		658		566	515	495
Acquired centers	26		609	(1)	51	27	11
Developed centers	55		46		44	30	19
Net change in third-party centers with management services agreements	—		4	(1)	5	(1)	(2)
Divested, closed or sold	(14	)(2)	(84	)(1)	(8)	(5)	(8)

Number of centers at end of year	1,300		1,233		658	566	515

(1)	566 centers were added, including 11 centers under management services agreements, as a result of the DVA Renal Healthcare acquisition and 74 centers were divested in connection with this acquisition, including three centers under management services agreements.
(2)	Three centers were divested in connection with the acquisition of DVA Renal Healthcare.

As of December 31, 2006, we operated or provided administrative services to 1,300 outpatient dialysis centers, of which 1,262 are consolidated in our financial statements. Of the remaining 38 centers, we own minority interests in four centers, which are accounted for as equity investments, and provide administrative services to 34 centers in which we have no ownership interest. The locations of the 1,262 centers included in our consolidated financial statements at December 31, 2006 were as follows:

State	Centers	State	Centers	State	Centers
California	153	Louisiana	29	Washington	11
Texas	111	Missouri	29	Iowa	11
Florida	107	Tennessee	28	Wisconsin	11
Georgia	85	South Carolina	25	Oregon	9
Pennsylvania	56	Colorado	25	District of Columbia	8
North Carolina	52	New Jersey	21	Idaho	6
Virginia	50	Arizona	20	Mississippi	3
Maryland	47	Indiana	20	South Dakota	3
Michigan	45	Connecticut	17	West Virginia	3
Illinois	42	Kansas	16	Delaware	2
Ohio	35	Kentucky	16	New Mexico	2
Minnesota	32	Nebraska	13	Utah	2
New York	31	Massachusetts	12	Arkansas	1
Alabama	30	Nevada	12	New Hampshire	1
Oklahoma	30

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

The two largest dialysis companies, Fresenius Medical Care (Fresenius) and our company, account for more than 65% of outpatient dialysis patients in the United States. Approximately half of the centers not owned by us or Fresenius are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own center or centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. Fresenius historically has been our largest supplier of dialysis products. However, in connection with our acquisition of DVA Renal Healthcare, we entered into an alliance and product supply agreement that was amended on August 25, 2006, which obligates us to purchase a significant amount of our hemodialysis product supply and equipment requirements from Gambro Renal Products at fixed prices for ten years, subject to certain terms and conditions. Our purchases of products in the categories generally offered by Fresenius and Gambro Renal Products represent approximately 8% of our total operating expense. During 2006, we purchased hemodialysis products, supplies and equipment from Gambro Renal Products representing approximately 4% of our total operating expenses.

A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients’ homes. Other companies provide similar services. NxStage, Renal Solutions and Fresenius have developed home-based hemodialysis systems designed to enable patients to perform hemodialysis on a daily basis in their homes. On February 7, 2007 we entered into a National Provider Agreement with NxStage, Inc. The agreement provides us the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As part of the agreement, we purchased all of our NxStage System One equipment currently in use for approximately $5.1 million and will purchase a majority of our future home-based hemodialysis equipment and supplies from NxStage. To date there has not been significant adoption of these home-based hemodialysis systems by our patients or physicians. We cannot predict whether home-based hemodialysis will be widely adopted by patients or physicians or what impact these services will have on our business over the longer term.

Teammates

As of December 31, 2006, we had approximately 28,900 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	11,900
• Other patient care and center support staff and laboratory personnel	13,400
• Corporate, billing and regional administrative staff	3,600

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

Approximately 35% of our dialysis revenue for the year ended December 31, 2006 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. We expect that some of our commercial reimbursement rates will be materially lower in the future as a result of general conditions in the market, recent and future consolidations among commercial payors, downward trends in health insurance premiums, increased focus on dialysis services, our acquisition of DVA Renal Healthcare, including the reconciliation of existing contracts with differing rates, and other factors. We are continuously in the process of negotiating agreements with our commercial payors. In the event that our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. In addition, we believe that payors and employers continue to encourage members to obtain care with in-network providers and network rates are typically lower than out-of-network rates. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis revenue for the year ended December 31, 2006 was generated from patients who have Medicare as their primary payor. The Medicare End Stage Renal Disease (ESRD) program pays us for dialysis treatment services at fixed rates. Unlike most other services covered by Medicare, the Medicare ESRD program has not provided for regular inflation increases in payment rates. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in payment rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

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

Pharmaceuticals are approximately 30% of our total Medicare revenue for the year ended December 31, 2006. ESRD pharmaceutical payment rates and utilization continue to receive attention from the government, which may lead to reimbursement changes in the future. If Medicare begins to bundle other services for payment by including in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately, or if there are further changes to or decreases in the payment rate for these items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our dialysis revenue for the year ended December 31, 2006 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. Currently, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by those programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

Delays in state Medicare and Medicaid certification of our dialysis centers could adversely affect our revenues, earnings and cash flows.

Before we can begin billing for patients that may be enrolled in government-based programs and are treated in our outpatient dialysis centers, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state governments face increasing budgetary pressure, certain states may have difficulty certifying dialysis centers in the normal course and significant delays may result. If state governments are unable to certify new centers in the normal course and we experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounts for approximately 30% of our total dialysis revenue for the year ended December 31, 2006. In late 2006, there was significant media discussion regarding anemia management practices in the United States, additionally a hearing was held by the House Ways and Means Committee on the issue of EPO utilization in December 2006. Further, the FDA has been examining the labeling of Epogen and Aranesp in response to the increased scrutiny. This increased scrutiny could have an impact on physician practice patterns and accepted clinical practices. Changes in physician practice patterns and accepted clinical practices, changes in labeling of pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies by private payors, the introduction of new pharmaceuticals or the conversion to alternate types of administration of EPO or other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduces our income. Although our agreement with Amgen for EPO continues for a fixed time period and includes potential pricing discounts depending upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, our contract with Amgen provides for specific rebates and incentives that are based on patient outcomes, process improvement, data submission, purchase volume growth and some combination of these factors. Factors that could impact our ability to qualify for the discounts, rebates and incentives provided for in our agreement with Amgen include our ability to achieve certain clinical outcomes, changes in pharmaceutical intensities and our growth. We have and may from time to time accelerate our EPO purchase volume in a given period to take advantage of certain incentives provided for in the agreement, which could result in an increase in our inventory levels. Failure to qualify for discounts or meet or exceed the targets and earn the specified rebates and incentives could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. In addition, Roche has developed and is seeking approval for CERA, a pharmaceutical also used to treat anemia. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, these pharmaceuticals are administered less frequently. In the event that these similar alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized with EPO. In addition, to the extent that changes in administration practices occur as a result of changes in labeling of these pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices or such pharmaceuticals begin to be administered to patients through channels other than DaVita, we would realize a significant reduction in revenue or profit from such administration. A significant increase in the development and use of similar alternatives to EPO, or a change in administration practices, could have a material adverse effect on our revenues, earnings and cash flows.

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

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. DVA Renal Healthcare received a similar subpoena in November 2004. It is possible that criminal proceedings may be initiated against us and DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas may require management’s attention and significant legal expense.

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

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 6% of our 2006 dialysis revenue. We believe that we have structured these operations to comply with the laws and regulations of these states, but we can give no assurances that they will not be challenged. If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows including:

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

As of December 31, 2006 we owned a controlling interest in approximately 85 dialysis related joint ventures, representing approximately 15% of our dialysis revenue. We anticipate that we will continue to increase the number of our joint ventures during 2007. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, and the related request for additional documents received in October 2005, includes a request for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize for a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our more than 103,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

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

If the ancillary services we provide or the strategic initiatives we invest in are ultimately unsuccessful, we may have to write off our investment in one or more of these activities.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs and administrative services provided to minority-owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services. If any of our ancillary services or strategic initiatives do not perform at the level that we anticipate, we may be required to write off our investment in one or more of these activities. As an example, our fixed investment in pharmacy services of approximately $13 million at the end of 2006, may be subject to future write-offs.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, our revenues, earnings and cash flows would be substantially reduced.

Many physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical director of the center. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. Neither our current nor former medical directors have an obligation to refer their patients to our centers. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. If we are unable to enforce noncompetition provisions contained in the terminated medical director agreements, former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. Also, if the quality of service levels at our centers deteriorates, it may negatively impact patient referrals and treatment volumes.

Our medical director contracts are for fixed periods, generally three to ten years. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the safe harbor provisions of the anti-kickback statute, Stark II law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our centers. If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

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

The integration of DVA Renal Healthcare’s clinical, billing and collection systems into our operations is significant and the failure to successfully integrate the systems could have a material adverse effect on our revenues, cash flows and operating results.

The integration of DVA Renal Healthcare requires the successful implementation of uniform information technology systems, including clinical, billing and collections systems. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of our upgrade and integration of the billing and collection systems. Complications associated with the integration of our clinical, billing and collections systems could cause increased risk of retractions from and refunds to commercial and government payors, noncompliance with reimbursement regulations and could have an adverse impact on the claims review required by DVA Renal Healthcare’s corporate integrity agreement. We may experience difficulties in effectively implementing these and other systems across our operations, including DVA Renal Healthcare. The failure to successfully integrate these and other systems could have a material adverse effect on our revenues, cash flows and operating results.

If DVA Renal Healthcare does not comply with its corporate integrity agreement, or DVA Renal Healthcare otherwise has failed or fails to comply with government regulations applicable to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

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

Our alliance and product supply agreement with Gambro Renal Products Inc. may limit our ability to achieve cost savings with respect to products and equipment we are required to purchase under this agreement.

On August 25, 2006, we amended our alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we are required to purchase from Gambro Renal Products specified percentages of hemodialysis products, supplies and equipment at fixed prices. The amended supply agreement, among other things, reduces our purchase obligations with respect to our requirements for such products, supplies and equipment and permits the termination of our obligations with respect to certain products under certain circumstances. The amended supply agreement continues to require us to purchase a significant majority of our hemodialysis product supplies and equipment at fixed prices and may limit our ability to realize future cost savings in regard to products and equipment for which we remain obligated to make purchases under the agreement. For the year ended December 31, 2006, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 4% of our total operating costs.

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

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. In addition, on November 14, 2002, the Board of Directors approved a shareholder rights plan that would substantially dilute the interest sought by an acquirer that our Board of Directors does not approve.

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since September 2001. Based on the shares of our common stock outstanding and the market price of our stock on December 31, 2006, these cash bonuses would total approximately $231 million if a control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for the Company.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the land and buildings for 26 of our dialysis centers. We also own the buildings for six other dialysis centers and the building at one of our Florida labs and we own one separate land parcel and sublease a total of ten properties to third party tenants. Our remaining dialysis centers are located on premises that we lease. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal, or at rates subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from 500 to 30,000 square feet, with an average size of approximately 6,500 square feet.

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
Corporate Headquarters	El Segundo, CA	51,000	2013
Business Office	Tacoma, WA	140,000	2009 through 2011
Business Office	Berwyn, PA	57,000	2012
Administrative Office	Exton, PA	8,000	2008
Administrative Office	Vernon Hills, IL	18,000	2011
Administrative Office	Burlingame, CA	7,000	2009
Former Corporate Headquarters**	Torrance, CA	28,000	2008
Business Office	Lakewood, CO	82,000	2010
Business Office	Brentwood, TN	95,000	2011
Business Office	Irvine, CA	65,000	2015
Laboratory	DeLand, FL	40,000	owned
Laboratory	DeLand, FL	14,000	2007
Laboratory Administrative Office	DeLand, FL	23,000	2011
Laboratory	Ft. Lauderdale, FL	43,000	2008
DaVita Rx	San Mateo, CA	3,000	2008
DaVita Rx	Orlando, FL	17,000	2013
DaVita Rx	Coppell, TX	53,000	2013

** Subleased portion–16,000; unused portion–12,000

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

Item 3.    Legal Proceedings.

United States Attorney inquiries

On March 4, 2005, we received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. We are producing documents and providing information to the government. We are also cooperating, and intend to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

On October 25, 2004, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH), and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and DVA Renal Healthcare, which was acquired by us in October of 2005. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted us and requested our cooperation in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. We cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, we received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena required an update to the information we provided in our response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to our financial relationships with physicians and pharmaceutical companies. The subpoena covered the period from May 1996 to May 2002. We provided the documents requested and cooperated with the United States Attorney’s Office and the OIG in its investigation. In January

2007, the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia informed us that it has decided to close its investigation of DaVita. No charges were made against us, no fines were assessed and no mandatory policy changes were required in connection with this investigation.

In February 2007, we received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services for records relating to EPO claims submitted to Medicare. The claims relate to services provided from 2002 to 2004 by a number of our centers. The request was sent from the OIG’s office in Houston, Texas. We have been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. We are cooperating with the inquiry and will be producing the requested records. There appears to be substantial overlap between this issue, and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. EPO utilization was also one of the subjects of the multi-year investigation by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, which was recently closed as described herein. To the best of our knowledge, the government has not initiated any proceeding against us in connection with this request although we cannot predict whether we will receive further inquiries or whether or when a proceeding might be initiated.

Other

We have received several notices of claims from commercial payors and other third parties related to our historical billing practices and claims against DVA Renal Healthcare related to historical DVA Renal Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. At least one commercial payor has filed an arbitration demand against us, as described below, and additional commercial payors have threatened litigation. We intend to defend against these claims vigorously; however, we may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of our established reserves, with respect to one or more of these claims could have a material adverse effect on our business, financial condition and results of operations.

We have received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit (MFCU) regarding certain aspects of the EPO and other billing practices taking place at facilities managed by us in New York. We are cooperating with the MFCU’s informal inquiries and have provided documents and information to the MFCU. To the best of our knowledge, no proceedings have been initiated against us and the MFCU has not indicated an intention to do so, although we cannot predict whether we will receive further inquiries or whether or when proceedings might be initiated.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. We are evaluating the claims and intend to vigorously defend ourselves in the matter. We also intend to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, we do not expect that an unfavorable result, if any, would have a material adverse effect on our business, financial condition, liquidity or results of operations.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against us and DVA Renal Healthcare. At this time, we cannot estimate the potential range of damages, if any. We are investigating these claims and continue to vigorously defend ourselves in the matter.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2006:
1st quarter	$60.27	$51.52
2nd quarter	58.75	47.59
3rd quarter	58.79	48.32
4th quarter	59.36	51.89
Year ended December 31, 2005:
1st quarter	$44.10	$39.26
2nd quarter	46.72	40.01
3rd quarter	47.78	43.28
4th quarter	53.59	47.88

The closing price of our common stock on February 1, 2007 was $54.89 per share. According to The Bank of New York, our registrar and transfer agent, as of February 1, 2007, there were 3,666 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our credit facilities and our senior and senior subordinated notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

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

There were no repurchases of our common stock during 2006 and 2005. We had approximately $249 million available from Board authorizations to repurchase shares of our common stock as of December 31, 2006.

Item 6.    Selected Financial Data.

The following table presents selected consolidated financial and operating data for the periods indicated. In October 2005, we acquired DVA Renal Healthcare for approximately $3.06 billion. DVA Renal Healthcare was one of the largest dialysis services providers in the United States operating 566 outpatient dialysis centers and generating annual revenues of approximately $2 billion. In conjunction with a consent order issued by the Federal Trade Commission, on October 4, 2005, we divested a total of 71 centers and terminated two management service agreements. In addition, effective January 1, 2006, we divested three additional centers that were previously pending state regulatory approval in order to complete the acquisition of DVA Renal Healthcare. See footnote (6) below. The operating results of DVA Renal Healthcare are included in our operating results from October 1, 2005, and the operating results of the historical DaVita divested centers are reflected as discontinued operations in our consolidated statements of income for 2005 and prior. The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements filed as part of this report.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$4,880,662	$2,973,918	$2,177,330	$1,919,278	$1,766,564
Operating expenses and charges(2)	4,141,230	2,508,547	1,796,204	1,559,347	1,400,897

Operating income	739,432	465,371	381,126	359,931	365,667
Debt expense(3)	(276,706)	(139,586)	(52,411)	(66,821)	(71,612)
Swap valuations gain, net(4)	—	4,548	—	—	—
Refinancing charges(5)	—	(8,170)	—	(26,501)	(48,930)
Other income, net	13,033	8,934	4,125	3,042	3,980

Income from continuing operations before income taxes	475,759	331,097	332,840	269,651	249,105
Income tax expense	186,430	123,675	128,332	105,173	102,749

Income from continuing operations	289,329	207,422	204,508	164,478	146,356
Income from discontinued operations, net of tax (6)	—	13,157	17,746	11,313	10,973
Gain on disposal of discontinued operations, net of tax (6)	362	8,064	—	—	—

Net income	$289,691	$228,643	$222,254	$175,791	$157,329

Basic earnings per common share from continuing operations(6)(7)	$2.79	$2.06	$2.07	$1.74	$1.36

Diluted earnings per common share from continuing operations (6)(7)	$2.73	$1.99	$1.99	$1.56	$1.22

Weighted average shares outstanding:(7)(9)
Basic	103,520,000	100,762,000	98,727,000	94,346,000	107,747,000

Diluted	105,793,000	104,068,000	102,861,000	113,760,000	135,720,000

Ratio of earnings to fixed charges(8)	2.38:1	2.86:1	5.26:1	3.98:1	3.67:1

Balance sheet data:
Working capital	$597,324	$664,675	$426,985	$242,238	$251,925
Total assets	6,491,816	6,279,762	2,511,959	1,945,530	1,775,693
Long-term debt	3,730,380	4,085,435	1,322,468	1,117,002	1,311,252
Shareholders’ equity(9)	1,245,924	850,609	523,134	306,871	70,264

(1)	Net operating revenues include $3,771 in 2005, $8,293 in 2004, $24,000 in 2003 and $58,778 in 2002 of Medicare lab recoveries relating to prior years’ services.
(2)	Total operating expenses include recoveries of $5,192 in 2002 of accounts receivable reserved in 1999.

(3)	Debt expense in 2006, includes the write-off of approximately $3.3 million of deferred financing costs associated with our principal prepayments on the Term loans.
(4)	The swap valuation net gains of $4,548 in 2005, represented the accumulated fair value on several swap instruments that were ineffective as cash flow hedges, as a result of the repayment of our credit facilities, as well as changes in the fair values of these swaps until they were redesignated as hedges, and represent changes in the fair value of the swaps during periods in which there was no matching variable rate LIBOR-based interest payments.
(5)

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

(6)	During 2005, we divested a total of 71 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on October 4, 2005 in order for us to complete the acquisition of DVA Renal Healthcare. In addition, we completed the sale of three additional centers that were previously pending state regulatory approval in January 2006. The operating results of the historical DaVita divested and held for sale centers were reflected as discontinued operations in our consolidated financial statements for 2005 and prior.
(7)	All share and per-share data for all periods presented prior to 2005 have been adjusted to retroactively reflect the effects of a 3-for-2 stock split that occurred in the second quarter of 2004.
(8)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(9)	Share repurchases consisted of 3,350,100 shares of common stock for $96,540 in 2004, 5,162,850 shares of common stock for $107,162 in 2003, 40,991,216 shares of common stock for $642,171 in 2002. Debt of $124,700 and $526 was converted into 7,302,528 and 24,045 shares of common stock in 2003. Shares issued in connection with stock awards amounted to 2,620,125 in 2006, 3,303,451 in 2005, 5,106,783 in 2004, 3,539,919 in 2003, and 5,131,425 in 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward looking statements

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, the impact of the DVA Renal Healthcare acquisition and our level of indebtedness on our financial performance, including earnings per share, and anticipated integration costs. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, the successful integration of DVA Renal Healthcare, including its billing and collection operations and the risk factors set forth in this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Overview

We are a leading provider of dialysis services in the United States through a network of approximately 1,300 outpatient dialysis centers and 770 hospitals, serving approximately 103,000 patients. In October 2005, we acquired DVA Renal Healthcare, Inc., then one of the largest dialysis service providers in the United States, for approximately $3.06 billion. At the time of the acquisition, DVA Renal Healthcare was operating 566 outpatient dialysis centers and generating annual revenues of approximately $2 billion. The operating results of DVA Renal Healthcare are included in our operating results effective October 1, 2005.

In accordance with a consent order issued by the Federal Trade Commission on October 4, 2005, we were required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements in order for us to complete the DVA Renal Healthcare acquisition. In 2005, we divested a total of 71 centers and terminated the two management services agreements. In addition, effective January 1, 2006, we completed the sale of three additional centers that were previously pending state regulatory approval. We received total cash consideration of approximately $330 million for all of the centers divested and used approximately $13 million to purchase the minority interest ownership of a joint venture, to distribute a minority owners’ share of the sale proceeds, and to pay related transaction costs. We also paid approximately $85 million in related income taxes in the first quarter of 2006. The operating results of the historical DaVita divested centers and its one management services agreement are reflected as discontinued operations in our consolidated financial statements for 2005 and prior.

Our stated mission is to be the provider, partner and employer of choice. We believe our attention to these three areas, our patients, our teammates, and our business partners, represent the major drivers of our long-term success, aside from external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes have improved over each of the past three years, and in 2006 we achieved another year of excellent clinical outcomes. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States. Over the past several years we have achieved significant reductions in teammate turnover, which has been a major contributor to our performance improvements. We will continue to focus on these fundamental long-term value drivers.

Our operations are presented as a single reporting segment, with approximately 98% of our revenues currently derived directly from providing dialysis and dialysis related services, such as laboratory services (collectively dialysis revenue). Eighty-two percent of our dialysis revenue is derived from outpatient hemodialysis services in 1,262 centers that we consolidate that are either wholly-owned or majority-owned. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, and hospital inpatient hemodialysis services, which combined accounted for approximately 15% of our dialysis revenue, and the remaining 3% of our dialysis revenue was from laboratory services.

Our other operations include various ancillary services and strategic initiatives consisting primarily of vascular access services, disease management services, ESRD clinical research programs, oral pharmacy services and administration services to minority-owned and third-party owned centers and clinics, as further described in Item 1 in this Form 10-K. These ancillary services and strategic initiatives are aligned with our core business of providing dialysis services to our 103,000 patients. These services generated less than 2% of our total net revenues in 2006. We currently expect to continue to invest in our strategic initiatives and anticipate that these initiatives will develop into strategically successful new business operations. However, significant changes in market conditions, business performance or in the regulatory environment may ultimately impact or continue to impact the economic viability of these strategic initiatives. Any unfavorable changes could result in a write-off of some or all of our investments in these strategic initiatives.

The principal drivers of our dialysis revenue are a) the number of treatments, which is primarily a function of the number of chronic patients requiring three treatments per week, b) average treatment revenue and c) laboratory patient testing. The total patient base is a relatively stable factor, influenced by a demographically growing need for dialysis, our relationships with referring physicians together with the quality of our clinical care, and our pace of opening and acquiring new centers.

Our year-over-year treatment volume growth was as follows:

	2006	2005
Treatment growth related to:
Existing and newly opened centers	4.8%	5.4%
Other center acquisitions	4.0%	7.5%
DVA Renal Healthcare acquisition effective 10/1/05	51.5%	23.0%

Total treatment growth	60.3%	35.9%

Average dialysis revenue per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) patients, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government payment rates, dialysis services charge-capture, and our billing and collecting operations performance.

On average, payment rates from commercial payors are more than double Medicare and Medicaid payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average revenue per treatment. The acquisition of DVA Renal Healthcare did not materially affect our overall patient mix percentage.

The following tables summarizes our dialysis revenue and patient percentages by payor type for the year ended December 31, 2006:

	Revenues	Patient Percentages
Medicare and Medicare assigned HMO plans	58%	78%
Medicaid	4%	6%
Other government-based programs	3%	3%

Total government-based programs	65%	87%
Commercial	35%	13%

Total dialysis revenue	100%	100%

Government payment rates are principally determined by federal (Medicare) and state (Medicaid) policy. These payment rates have limited potential for rate increases and are sometimes at risk of being reduced. Cumulative net increases in Medicare payment rates from 1990 through 2006 totaled approximately 9%. There were no Medicare payment rate increases for 2003 and 2004. CMS implemented increases of 1.6% on January 1, 2006 and January 1, 2005, however the 2005 increase was more than offset by other structural changes to Medicare dialysis payment rates that also became effective January 1, 2005. In addition, CMS recently approved a 1.6% increase that will be effective on April 1, 2007. Medicaid rates in some states have been under severe budget pressures. Commercial rates can vary significantly and a major portion of our commercial rates are at contracted amounts with major payors and are subject to intense negotiation pressure. Over the past three years we have been successful in maintaining relatively stable average payment rates in the aggregate for patients with commercial plans, in addition to obtaining periodic fee schedule increases, although we are continuously in the process of negotiating agreements with our commercial payors which may result in overall commercial rate reductions in excess of commercial rate increases in the future.

Approximately 30% of our dialysis revenue for the year ended December 31, 2006, has been associated with physician-prescribed pharmaceuticals, with EPO accounting for approximately 25% of our dialysis revenue. Therefore, changes in physician practice patterns, pharmaceutical protocols, pharmaceutical intensities and changes in private and governmental payment rates significantly influence our revenue levels. Such changes, driven by physician practice patterns and protocols focused on improving clinical outcomes, accounted for a significant portion of the increase in average revenue per treatment in 2006.

Our operating performance with respect to dialysis services charge-capture and billing and collection can also be a significant factor in how much average revenue per treatment we actually realize. Over the past three years we have invested heavily in new systems and processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks and we expect to continue to improve these systems. We are currently in the process of upgrading our billing and collections systems as part of the integration of DVA Renal Healthcare’s systems, which could adversely affect our collection performance during the transition period.

Our revenue recognition involves significant estimation risks. Our estimates are developed based on the best information available to us and our best judgment as to the reasonably assured collectibility of our billings as of the reporting date. Changes in estimates are reflected in the then-current period financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

Our annual average dialysis revenue per treatment including lab services for continuing operations was $330, $323 and $322 for 2006, 2005, and 2004, respectively. Principal factors affecting our average revenue per treatment in 2006 were increases in our standard fee schedules (principally impacting non-contracted commercial revenue) and changes in our commercial and government payor mix, as well as changes in the intensity of physician-prescribed pharmaceuticals. In 2005, the average revenue per treatment was impacted by the lower average revenue per treatment attributable to the DVA Renal Healthcare acquisition that became effective on October 1, 2005, and an overall decline in the intensities of physician-prescribed pharmaceuticals, offset by increases in our commercial standard fee schedules. The average revenue per treatment for the fourth quarter 2005 following the acquisition was $320 per treatment. Our ability to negotiate acceptable payment rates with contracted commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies, and changes in the mix of government and non-government payments may materially impact our average revenue per treatment in the future. Additionally, the continuing integration process for the DVA Renal Healthcare billing system could adversely affect our collection performance during the transition period.

The principal drivers for our patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, and business infrastructure and compliance costs. However, other cost categories can also represent significant cost changes, such as increased insurance costs experienced in 2004. Our average clinical hours per treatment have improved over the past three years primarily because of reduced teammate turnover and improved training and processes. We believe there is limited opportunity for productivity improvements beyond the levels achieved in 2004 and 2005, and federal and state policies can adversely impact our ability to achieve optimal productivity levels. In 2006, our clinical hours per treatment remained stable compared to 2005, however, we did experience an increase in our labor rates per treatment as labor rates have increased consistent with general industry trends mainly due to the demand for skilled clinical personnel, along with general inflation increases. For the past three years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors. In addition, our agreement with Amgen for the purchase of EPO includes volume discount and other thresholds which could negatively impact our earnings if we are unable to meet those thresholds. Our acquisition of DVA Renal Healthcare did not have a significant impact on our overall patient costs on a per treatment basis.

General and administrative expenses have remained relatively constant as a percent of total revenues over the past three years. However, this reflects substantial increases in spending related to strengthening our business and regulatory compliance processes and legal and other professional fees. We expect that these higher levels of general and administrative expenses will be sustained or possibly increased in order to support our long-term initiatives, including further investments in our strategic initiatives, and to support our efforts to achieve the highest levels of regulatory compliance.

Successful resolutions of disputed Medicare billings at our Florida lab resulted in recoveries related to prior years’ services being recognized as current period revenue and operating income of approximately $4 million, and $8 million in 2005, and 2004, respectively. We have received all expected recoveries and will not receive any additional recoveries in the future.

Outlook for 2007.    We currently estimate our operating income in 2007 to be in the range of $700—$760 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with our physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, and the successful integration of DVA Renal Healthcare, including its billing and collection operations. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the forward looking statements and associated risks as discussed on page 19 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

Following is a summary of operating results for reference in the discussion that follows.

	Year ended December 31,
Continuing Operations	2006		2005		2004
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues:
Current period services	$4,881	100%	$2,970	100%	$2,169	100%
Prior years’ services—laboratory	—		4		8

	4,881		2,974		2,177
Operating expenses and charges:
Patient care costs	3,390	70%	2,036	69%	1,470	68%
General and administrative	454	9%	272	9%	192	9%
Depreciation and amortization	173	4%	117	4%	83	4%
Provision for uncollectible accounts	126	2%	62	2%	39	2%
Minority interests and equity income, net	36	1%	22		12
Valuation gain on Product Supply Agreement	(38)

Total operating expenses and charges	4,141	85%	2,509	85%	1,796	83%

Operating income	$739	15%	$465	16%	$381	17%

Dialysis treatments	14,495,796		9,044,966		6,654,069
Average dialysis treatments per treatment day	46,372		28,898		21,225
Average dialysis revenue per treatment	$320		$313		$313
Average dialysis revenue per treatment (including the lab)	$330		$323		$322

The operating results of DVA Renal Healthcare are included in our operating results from October 1, 2005. Our operating income margins, excluding recoveries for prior years’ lab services and the valuation gain on the Product Supply Agreement declined from 15.5% in 2005 to 14.4% in 2006, primarily due to higher labor and benefit costs, additional integration costs and SFAS No. 123(R) stock-based compensation expense.

Net operating revenues

Operating revenues for current period services increased 64% in 2006 compared to 2005 and increased 37% in 2005 compared to 2004. The number of dialysis treatments accounted for approximately 57% of the increase in revenues in 2006, with approximately 49% primarily due to the acquisition of DVA Renal Healthcare effective on October 1, 2005 and the balance from acquisitions and growth in existing and new centers. The remaining 7% increase in total net operating revenue in 2006 was due to increases in the average dialysis revenue per treatment and additional management fees and revenue from ancillary services and strategic initiatives. The acquisition of DVA Renal Healthcare in the fourth quarter of 2005 accounted for approximately 22% of the increase in 2005, approximately 12% was due to increases in the number of dialysis treatments with the balance of approximately 3% due to additional increases in the average dialysis revenue per treatment and additional lab, management fees and ancillary revenue.

Dialysis revenue, which includes dialysis services and related laboratory services, represented approximately 98%, 98% and 99% of net operating revenues in 2006, 2005, and 2004, respectively. Ancillary services and strategic initiatives, including management fee income, accounted for the balance of our total revenues.

Dialysis Services

Dialysis revenue.    We generate approximately 82%, 9% and 6% of our total dialysis revenue from outpatient hemodialysis, peritoneal dialysis and home-based dialysis, and hospital inpatient hemodialysis, respectively, and 3% of our total dialysis revenue from laboratory services. Major components of dialysis revenue include both the administration of EPO and other pharmaceuticals as part of the dialysis treatment, which represents approximately 30% of total dialysis revenue, and related laboratory services, as described below.

Approximately 65% of our total dialysis revenue for the year ended December 31, 2006 is from government-based programs, principally Medicare, Medicaid, and Medicare Advantage Plans, representing approximately 87% of our total patients. Our commercial payors consist principally of commercial insurance plans, including more than 1,200 with whom we have contracted rates. Approximately 13% of our dialysis revenue is associated with non-contracted commercial payors. Less than 1% of our dialysis services and related dialysis services payments are received directly from patients. No single commercial payor accounted for more than 5% of total dialysis revenue for the year ended December 31, 2006.

On average we are paid at more than double Medicare or Medicaid rates for services provided to patients covered by commercial healthcare plans. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. As of December 31, 2006, the Medicare ESRD dialysis treatment rates for our patients were between $147 and $162 per treatment, or an overall average of $155 per treatment, excluding the administration of separately billed pharmaceuticals. Medicare payment rates are insufficient to cover our patient care costs associated with providing dialysis treatments, and therefore we lose money on each Medicare treatment.

Our net earnings from dialysis services are derived from commercial payors, some of which pay at negotiated payment rates and others which pay based on our usual and customary fee schedule. While our commercial payment rates are under downward pressure as we negotiate contract rates with large HMOs and insurance carriers, and we expect this trend to continue into 2007, we have been successful in offsetting these pressures through successful negotiating and price increases. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially.

Our year-over-year treatment volume growth was as follows:

	2006	2005
Treatment growth related to:
Existing and newly opened centers	4.8%	5.4%
Other center acquisitions	4.0%	7.5%
DVA Renal Healthcare acquisition effective 10/1/05	51.5%	23.0%

Total treatment growth	60.3%	35.9%

The annual average dialysis revenue per treatment, including lab services, for continuing operations was $330, $323 and $322 for 2006, 2005, and 2004, respectively. Principal factors affecting our average revenue per treatment in 2006 were increases in our standard fee schedules (principally impacting non-contracted commercial revenue), and changes in our commercial and government payor mix, as well as changes in the intensity of physician-prescribed pharmaceuticals. In 2005, the average revenue per treatment was impacted by the lower average revenue per treatment attributable to the DVA Renal Healthcare acquisition that became effective October 1, 2005, and an overall decline in the intensities of physician-prescribed pharmaceuticals, offset by increases in our commercial standard fee schedules. The average revenue per treatment for the fourth quarter of 2005 following the acquisition was $320 per treatment. Our ability to negotiate acceptable payment rates with contracted commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies, and changes in the mix of government and non-government payments may materially impact our average revenue per treatment in the future. Additionally, the continuing integration process for the DVA Renal Healthcare billing and collections operations could adversely affect our collections through the two to three year transition period.

Lab revenues.    Lab revenues represented approximately 3% of our total net operating revenues for 2006 and 2005.

A third-party carrier review of Medicare claims associated with our Florida-based laboratory was initiated in 1998. No Medicare payments were received for our lab services from the second quarter of 1998 until the third quarter of 2002 while we were appealing the Medicare payment withholds. Following a favorable administrative law judge ruling in 2002, we began receiving prior year Medicare payments in the third quarter of 2002, and received a total of approximately $83 million prior to 2004, $8 million in 2004, and $4 million in 2005. There are no further significant unresolved Medicare lab billing issues.

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, including management fees, represented less than 2% of our total net operating revenues for both 2006 and 2005.

Management fee income.    Management fee income is included as part of our revenue from ancillary services and strategic initiatives, and represented less than 1% of net operating revenues for 2006 and 2005. We operated or provided administrative services to 38 third-party or minority-owned dialysis centers as of December 31, 2006 and 2005. We also provided management and administrative services to 30 physician-owned vascular access clinics at December 31, 2006. Our management fees are principally based on a percentage of the revenue of the managed operations, cash collections, or based upon a percentage of operating income. In January 2007, we received notice that one of our management and administrative services agreements will be terminated on November 30, 2007. As of December 31, 2006 we provided management and administrative services to 19 dialysis centers under this agreement.

Operating expenses and charges

Patient care costs.    Patient care costs are those costs directly associated with operating and supporting our dialysis centers and ancillary operations, and consist principally of labor, pharmaceuticals, medical supplies and facility costs. As a percentage of current period operating revenues, patient care costs were approximately 69.5% for 2006, 68.5% for 2005 and 67.8% for 2004. On a per-treatment basis, patient care costs increased year-over-year approximately $9 and $4 in 2006 and 2005, respectively. The increase in 2006 was principally due to higher labor and benefit costs, increases in expenses related to our strategic initiatives and an increase in the intensities of physician-prescribed pharmaceuticals. The increase in 2005 was principally due to higher labor and benefit costs, and to a lesser extent medical supply costs. The higher labor costs in 2006 reflect rising labor rates mainly due to the demand for skilled clinical personnel and the effect of the increase in the number of newly opened centers, which are not yet at normal productivity levels.

General and administrative expenses.    General and administrative expenses consist of those costs not specifically attributable to the dialysis centers, or the direct costs associated with our ancillary services and strategic initiatives, and include expenses for corporate and divisional administration, including centralized accounting, billing and cash collection functions, and regulatory compliance oversight. General and administrative expenses as a percentage of current period operating revenues were 9.3%, 9.2%, and 8.9% in 2006, 2005, and 2004, respectively. The absolute dollar increase in general and administrative expense for 2006 was primarily due to higher labor and benefit costs, professional fees for legal and compliance initiatives and government investigations, integration costs associated with the DVA Renal Healthcare acquisition and stock-based compensation expense under SFAS No. 123(R). The increase in general and administrative expense for 2005 was primarily due to infrastructure costs for expanding business operations, professional fees for legal and compliance initiatives and government investigations, higher labor costs, and integration costs associated with the DVA Renal Healthcare acquisition.

Depreciation and amortization.    Depreciation and amortization was approximately 4% of current period operating revenues for each of the past three years. The absolute dollar increase in depreciation and amortization in 2006 was due to additional centers from acquisitions and newly opened centers, amortization of intangible assets associated with the DVA Renal Healthcare acquisition, offset by the amortization of the Product Supply Agreement as described below.

Provision for uncollectible accounts.    As a result of the DVA Renal Healthcare acquisition and the higher historical provision rate for DVA Renal Healthcare, the post-acquisition average provision for uncollectible accounts receivable was 2.6% in the fourth quarter of 2005. This rate was consistently maintained in 2006 and is expected to remain stable in 2007. The provisions for uncollectible accounts receivable were approximately 2.1% of current period operating revenues for the full year 2005, and 1.8% for 2004.

Minority interests and equity income, net.    Minority interests net of equity income increased to approximately $36 million in 2006, an increase of approximately $14 million over 2005. The increase was primarily due to an increase in new centers having minority partners as well as growth in the earnings of our joint ventures.

Product Supply Agreement.    On May 29, 2006, we notified Gambro Renal Products Inc. (Gambro Renal Products) that we were terminating the Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro Renal Products. The Product Supply Agreement was entered into on October 5, 2005, in conjunction with our acquisition of DVA Renal Healthcare and committed us to purchase a significant majority of our hemodialysis products supplies and equipment at fixed prices. Our termination notice claimed a material breach by Gambro Renal Products for failure to perform its obligations under the Product Supply Agreement, primarily as a result of an import ban issued by the U.S. Food and Drug Administration affecting certain hemodialysis products.

On August 25, 2006, we entered into an amended and restated Product Supply Agreement (the Amended Supply Agreement), with Gambro Renal Products and Gambro AB. The Amended Supply Agreement effectively revoked our notice of termination of the Product Supply Agreement. The Amended Supply Agreement, among other things, relieves us of certain obligations, including releasing us from the purchase requirements for certain affected products during the import ban, permits us to secure alternate sources of supplies for the products affected by the import ban, reduces our purchase obligations for certain hemodialysis product supplies and equipment and also allows for the termination of the purchase obligations for equipment affected by the import ban if the import ban is not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations that are now required under the Amended Supply Agreement, we recorded a net valuation gain of approximately $38.0 million. This valuation gain represents the difference in the fair value between the Product Supply Agreement and the Amended Supply Agreement, as of the effective date of the amendment.

Impairments and valuation adjustments.    We perform impairment or valuation reviews for our property and equipment, amortizable intangibles, investments in and advances to third-party dialysis businesses, and our ancillary services and strategic initiatives at least annually and whenever a change in condition indicates that a review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is also assessed at least annually for possible valuation impairment using fair value methodologies. No significant impairments or valuation adjustments were recognized during the periods presented.

Debt expense

Debt expense for 2006, 2005, and 2004 consisted of interest expense of approximately $263 million, $134 million, and $50 million, respectively, amortization of deferred financing costs of approximately $10 million in 2006, $5 million in 2005, and $2 million in 2004, and in 2006, included the write-off of approximately $3.3 million of deferred financing costs associated with the principal prepayments on our term loans. The increase in interest expense in 2006 as compared to 2005 was primarily attributable to additional borrowings outstanding during 2006 under our credit facility, the increase in the average outstanding balances of our senior and senior subordinated notes, which were issued in March 2005, and increases in the LIBOR-based variable interest rates on the unhedged portion of our debt. The increase in interest expense in 2005 as compared to 2004 was primarily attributable to borrowings under our credit facility in connection with the acquisition of DVA Renal Healthcare that was effective October 1, 2005, increases in the LIBOR-based variable interest rates and issuance of our new senior and senior subordinated notes that have average fixed interest rates of approximately 7.0%, offset by changes in our LIBOR-based receipts from swap settlements.

Other income

Other income, which was a net of approximately $13 million, $9 million, and $4 million for 2006, 2005, and 2004, respectively, consisted principally of interest income.

Provision for income taxes

The provision for income taxes for 2006 represented an effective annualized tax rate of 39.2%, compared with 37.4% and 38.6% in 2005 and 2004 respectively. The changes in the effective tax rates were primarily due to state income taxes and tax valuation allowance adjustments. We currently project that the effective income tax rate for 2007 will be in the range of 39.5% to 40%.

Accounts receivable

Our accounts receivable balances at December 31, 2006 and 2005 represented approximately 70 and 71 days of revenue, respectively, net of bad debt provision. The relative decrease in the days of net revenue in accounts receivable as of December 31, 2006 was a result of improved cash collections.

As of December 31, 2006 approximately $50 million in unreserved accounts receivable, representing approximately 5% of our total accounts receivable balance, were more than six months old. There were no significant unreserved balances over one year old. Less than one-half of 1% of our treatments are classified as “patient pay”. Virtually all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2006 and 2005, other than the standard monthly processing, consisted of approximately $16 million and $24 million, respectively, associated with Medicare bad debt claims, classified as “other receivables”. Our Medicare bad debt claims are typically not paid to us until the Medicare fiscal intermediary audits the claims, and such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements except for potentially limiting the collectibility of Medicare bad debt claims.

DVA Renal Healthcare acquisition

On October 5, 2005, we completed our acquisition of DVA Renal Healthcare, Inc. from Gambro, Inc. under a Stock Purchase Agreement dated December 6, 2004, for $3.06 billion. DVA Renal Healthcare was one of the largest dialysis service providers in the United States, operating 566 outpatient dialysis centers serving approximately 43,000 patients and generating annual revenues of approximately $2 billion. The operating results of DVA Renal Healthcare are included in our consolidated financial statements from October 1, 2005.

Divestitures per Federal Trade Commission Consent Order.    As a condition of completing the DVA Renal Healthcare acquisition, we were required by the Federal Trade Commission to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements. On October 6, 2005, DaVita and DVA Renal Healthcare completed the sale of 71 outpatient renal dialysis centers, and terminated the two management services agreements. In addition, effective January 1, 2006, we completed the sale of three additional centers to Renal Advantage, Inc. that were previously pending state regulatory approval in Illinois. We received total cash consideration of approximately $330 million for all of the centers divested and used approximately $13 million to purchase the minority interest ownership of a joint venture, to distribute a minority owner’s share of the sale proceeds, and to pay related transaction costs. We also paid related income taxes of approximately $85 million on these divestitures during the first quarter of 2006. As part of this transaction, Renal Advantage assumed specific liabilities related to the centers and all other liabilities were retained by us. See Note 4 to the Consolidated Financial Statements.

The operating results of the historical DaVita divested centers are accounted for as discontinued operations in our consolidated financial statements for 2005 and prior.

Liquidity and capital resources

Available liquidity.    As of December 31, 2006 our cash balance was $310 million and we had undrawn credit facilities totaling $253.6 million, ($250 million with our senior secured credit facility and $3.6 million associated with several joint ventures) of which approximately $50 million was committed for outstanding letters of credit. We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2006 amounted to $520 million, compared with $486 million for 2005. Cash flow from operations in 2006 included an income tax payment of approximately $85 million associated with divestitures of certain centers in conjunction with the DVA Renal Healthcare acquisition and also included cash interest payments of approximately $272 million reflecting our higher outstanding debt balances as a result of the DVA Renal Healthcare acquisition. Cash interest payments in 2005 were approximately $86 million. Non-operating cash outflows in 2006 included $263 million for capital asset expenditures, including $143 million for new center developments and an additional $87 million for acquisitions. We also received in 2006 approximately $22 million from the sale of discontinued operations and asset sales. Non-operating cash outflows in 2005 included $161 million for capital asset expenditures, including $93 million for new center developments, and an additional $3,202 million for acquisitions. We also received in 2005 approximately $299 million from the sale of discontinued operations. During 2006, we acquired a total of 26 dialysis centers, including two centers that we previously held a minority-owned interest, opened 55 new dialysis centers and divested, sold or closed 14 centers. The acquisition of DVA Renal Healthcare in the fourth quarter of 2005 resulted in the net addition of 492 dialysis centers after related divestitures. We acquired 54 other dialysis centers and opened 46 new dialysis centers during 2005.

We currently expect to spend approximately $110 million to $120 million for general maintenance capital asset expenditures in 2007, and approximately $200 million to $220 million for new center development, relocations and center acquisitions. Our current projections include opening approximately the same number of centers in 2007 that we opened in 2006. We expect to generate approximately $440 million to $510 million of operating cash flow in 2007.

2006 capital structure changes and other capital items.    During 2006, we made principal payments totaling $62 million on the term loan A and $338 million on the term loan B which included mandatory principal payments of $35 million and $24.5 million respectively. All of the mandatory principal payments were paid in advance of the scheduled payment dates in 2006. Because of the principal prepayments, our next mandatory principal payments are $12.4 million in 2007, $52.5 million in 2008, $61.3 million in 2009, $87.5 million in 2010, and $65.6 million in 2011, for the term loan A and $379 million in 2011 and $1,727 million in 2012, for the term loan B. As a result of the principal prepayment made in 2006, we wrote-off approximately $3.3 million of deferred financing costs, which is included in debt expense.

On March 1, 2006, our interest rate margins on our term loan A and term loan B (collectively, the Credit Facility), were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Credit Facility. At December 31, 2006, the term loan A bears interest at LIBOR plus 1.75% and the term loan B bears interest at LIBOR plus 2.00%. The margins are subject to adjustment depending upon changes in our financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B. Our credit agreement contains customary affirmative and negative covenants and requires compliance with certain financial covenants, including a leverage ratio and an interest coverage ratio that determine the interest rate margins described above. The credit agreement also contains limits on the annual amount of expenditures for acquisitions and capital improvements.

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

As of December 31, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,341 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.88%, on the hedged portion of our Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During 2006, we accrued net cash benefits of $15.8 million from these swaps which is included in debt expense. As of December 31, 2006, the total fair value of these swaps was an asset of $29.5 million. We recorded $7.9 million, net of tax, as an increase to comprehensive income for the change in fair value of the effective portions of these swaps during 2006.

As of December 31, 2006, the interest rates were economically fixed on approximately 56% of our variable rate debt and approximately 72% of our total debt.

As a result of the swap agreements at December 31, 2006, our overall effective weighted average interest rate on the Credit Facility was 6.61%, based upon the current margins in effect ranging from 1.75% to 2.00%, and our overall average effective interest rate was 6.76%.

On February 23, 2007, we issued $400 million of 6 5/8% senior notes due 2013 in a private offering. These senior notes are part of the same series of debt securities as the $500 million aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The senior notes are guaranteed by our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments beginning March 15, 2007. The senior notes may be redeemed in whole or part at any time on or after March 15, 2009, at certain specified prices. We used the proceeds to pay down our term loan B and also wrote off approximately $4 million of term loan B deferred financing costs.

On February 23, 2007, we amended and restated our existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on our term loan B by 0.50%, and to amend certain covenants. The new term loan B will bear interest at LIBOR plus 1.50%. If we refinance the term loan B prior to February 23, 2008, we will be subject to a prepayment penalty of 1.0%, otherwise the payment terms remain the same. In addition, the amount by which we can elect to increase the revolving and term loan commitments was changed from $500 million to $750 million.

On February 7, 2007, we entered into a National Provider Agreement with NxStage, Inc. The agreement provides us the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, we purchased outright all of our NxStage System One equipment currently in use for $5.1 million, and will purchase a majority of our future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, we purchased 2 million shares of NxStage common stock in a private placement offering for $20 million, representing an ownership position of approximately 7%. In connection with the purchase of the shares, we entered into a Registration Rights Agreement under which NxStage has agreed to register the shares.

Stock-based compensation

Effective January 1, 2006, we implemented Statement of Financial Accounting Standards (SFAS) No. 123(R) Share-Based Payment, which requires the measurement and recognition of cost for all stock-based awards made to employees and directors, including stock options, stock appreciation rights, stock units, and discounted employee stock purchases. Under SFAS No. 123 (R) our stock-based compensation awards are measured at estimated fair value on the date of grant and recognized as compensation expense over their requisite service periods. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, under which we did not recognize compensation expense for most of our stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of SFAS No. 123(R), and we have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We implemented SFAS No. 123(R) using the modified prospective transition method. In accordance with this method, our consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. SFAS No. 123(R) also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows. We also elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in SFAS No. 123(R) for stock-based compensation awards.

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in 2006. We previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of stock options and stock-settled stock appreciation rights granted in 2006, as well as for stock option grants during all prior periods.

For the year ended December 31, 2006, we recognized $26.4 million in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $9.7 million. As of December 31, 2006, there was $67.7 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.7 years.

During the year-ended December 31, 2006, we received $37.9 million in cash proceeds from stock option exercises and $40.4 million in actual tax benefits upon the exercise of stock awards.

2005 capital structure changes.    On October 5, 2005, we entered into a credit agreement allowing for borrowings of up to $3.05 billion. The facilities under the credit agreement consist of a $250 million six-year revolving credit facility, a $350 million six-year term loan A facility and a $2,450 million seven-year term loan B facility (the Facilities). Existing borrowings under the Facilities bear interest at LIBOR plus margins initially ranging from 2.00% to 2.25%. The margins are subject to adjustment depending upon our achievement of certain financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and the term loan A, and 2.00% to 2.25% for the term loan B. The Facilities are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our and our subsidiary guarantors’ assets. The credit agreement also contains customary affirmative and negative covenants and requires compliance with financial covenants, including a leverage ratio and an interest coverage ratio that determine the interest rate margins described above. The aggregate amount of the Facilities may be increased by up to $500 million as long as no default exists or would result from such increase and we remain in compliance with the financial covenants after such increase. Such additional loans would be on substantially the same terms as the original borrowings under the Facilities.

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

As of December 31, 2005, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $1,580 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 6.1%, which included the term loan B margin of 2.25%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During 2005, we incurred net cash obligations of approximately $1.8 million from these swaps, $0.3 million of which is included in debt expense and $1.5 million of which is included in swap valuation gains. As of December 31, 2005, the total fair value of these swaps was an asset of approximately $30.8 million. Also during 2005, we recorded $16.8 million, net of tax, of additional comprehensive income for the changes in fair value of the effective portions of these swaps.

At December 31, 2005, our overall credit facility weighted average effective interest rate was 6.62%, and our overall average effective interest rate was 6.74%.

As of December 31, 2005, we had approximately 55% of our variable rate debt and approximately 70% of our total debt economically fixed.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers, in the form of put provisions in joint venture agreements, which are exercisable at the third-party owners’ future discretion. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us. We also have potential cash commitments to provide operating capital advances as needed to several other third-party owned centers, minority owned centers and physician–owned vascular access clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2006 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$18	$117	$532	$3,077	$3,744
Interest payments on senior and senior subordinated notes	95	190	190	264	739
Capital lease obligations	3	1	1	2	7
Operating leases	148	258	198	294	898

	$264	$566	$921	$3,637	$5,388

Potential cash requirements under existing commitments:
Letters of credit	$50				$50
Acquisition of dialysis centers	100	38	33	21	192
Working capital advances to third-parties under administrative services agreements	11				11

	$161	$38	$33	$21	$253

Not included above are interest payments related to our credit facilities. Our credit facilities bear interest at LIBOR plus margins ranging from 1.75% and 2.00% and are adjustable depending upon our achievement of certain financial ratios. At December 31, 2006 our credit facilities had an overall effective weighted average interest rate of 6.61%. Interest payments are due at the maturity of specific debt tranches within each Term Loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our credit facilities during 2007 and no changes in the effective interest rate during 2007, approximately $158 million of interest would be required to be paid in 2007.

In addition to the above commitments, we entered into an Alliance and Product Supply Agreement on October 5, 2005, with Gambro AB and Gambro Renal Products, Inc. in conjunction with our acquisition of DVA Renal Healthcare that committed us to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices over the next ten years. The Alliance and Product Supply Agreement was amended on August 25, 2006 to reduce our purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment currently affected by an import ban issued by the U.S. Food and Drug Administration if the import ban is not lifted by June 30, 2007. The amended supply agreement continues to require us to purchase a significant majority of our hemodialysis product supplies and equipment at fixed prices. Our total expenditures in 2006 on such products were approximately 4% of our total operating costs. The actual amount of purchases in future years under the amended supply agreement will depend upon a number of factors, including the operating and capital requirements of our centers, the number of centers we acquire, growth of our existing centers, Gambro Renal Products’ ability to meet our needs and Gambro Renal Products’ ability to have the import ban lifted by June 30, 2007. See Note 4 to the Consolidated Financial Statements regarding the valuation of this commitment.

Contingencies

The majority of our revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements. In addition, our revenues from commercial payors may be subject to adjustment as a result of potential claims for refunds from commercial payors, as a result of government actions or as a result of other claims by commercial payors.

United States Attorney inquiries

On March 4, 2005, we received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen (EPO). We are producing documents and providing information to the government. We are also cooperating, and intend to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

On October 25, 2004, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH), and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and DVA Renal Healthcare, which was acquired by us in October of 2005. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted us and requested our cooperation in a review of some of our historical practices, including billing and other operating procedures and our financial relationships with physicians. We cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, we received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena required an update to the information we provided in our response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to our financial relationships with physicians and pharmaceutical companies. The subpoena covered the period from May 1996 to May 2002. We provided the documents requested and cooperated with the United States Attorney’s Office and the OIG in its investigation. In January 2007, the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia informed us that it has decided to close its investigation of DaVita. No charges were made against us, no fines were assessed and no mandatory policy changes were required in connection with this investigation.

In February 2007, we received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services for records relating to EPO claims submitted to Medicare. The claims relate to services provided from 2002 to 2004 by a number of our centers. The request was sent from the OIG’s office in Houston, Texas. We have been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. We are cooperating with the inquiry and will be producing the requested records. There appears to be substantial overlap between this issue, and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. EPO utilization was also one of the subjects of the multi-year investigation by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, which was recently closed as described herein. To the best of our knowledge, the government has not initiated any proceeding against us in connection with this request although we cannot predict whether we will receive further inquiries or whether or when a proceeding might be initiated.

Other

We have received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare related to historical DVA Renal Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. At least one commercial payor has filed an arbitration demand against us, as described below, and additional commercial payors have threatened litigation. We intend to defend against these claims vigorously; however, we may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of our established reserves, with respect to one or more of these claims could have a material adverse effect on our business, financial condition and results of operations.

We have received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit (MFCU) regarding certain aspects of the EPO and other billing practices taking place at facilities managed by us in New York. We are cooperating with the MFCU’s informal inquiries and have provided documents and information to the MFCU. To the best of our knowledge, no proceedings have been initiated against us and the MFCU has not indicated an intention to do so, although we cannot predict whether we will receive further inquiries or whether or when proceedings might be initiated.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. We are evaluating the claims and intend to vigorously defend ourselves in the matter. We also intend to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, we do not expect that an unfavorable result, if any, would have a material adverse effect on our business, financial condition, liquidity or results of operations.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against us and DVA Renal Healthcare. At this time, we cannot estimate the potential range of damages, if any. We are investigating these claims and continue to vigorously defend ourselves in the matter.

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

Critical accounting estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and provision for uncollectible accounts, impairments of long-lived assets, accounting for income taxes, variable compensation accruals and purchase accounting valuation estimates, are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

Revenue recognition and accounts receivable.    There are significant estimating risks associated with the amount of revenue that we recognize for a reporting period. Payment rates are often subject to significant uncertainties related to wide variations in the coverage terms of the more than 1,200 commercial healthcare plans under which we receive payments. In addition, ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Revenue recognition uncertainties inherent in our operations are addressed in AICPA Statement of Position (SOP) No. 00-1. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Revenues associated with Medicare and Medicaid programs are recognized based on a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g, 80% for Medicare patients) and b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g, Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates, however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 103,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided.

Our range of dialysis revenue estimating risk is generally expected to be within 1% of total revenue, which can represent as much as 6.5% of operating income. Changes in estimates are reflected in the then current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.

Impairments of long-lived assets.    We account for impairment of long-lived assets, which include property and equipment, investments, including our investments in third-party dialysis businesses and our ancillary services and strategic initiatives, amortizable intangible assets and goodwill, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. Impairment reviews are performed at least annually, and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable.

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

Accounting for income taxes.    We estimate our income tax provision to recognize our tax expense for the current year and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. See Note 13 to the Consolidated Financial Statements.

We are also in the process of determining the impact of implementing Financial Account Standard Interpretation (FIN) No. 48 Accounting for Income Tax Uncertainties effective January 1, 2007, that requires us to assess our tax positions on a more-likely-than-not criteria and to also determine the actual amount of benefit to recognize in the financial statements. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain or future events unpredictable.

Variable compensation accruals.    We estimate variable compensation accruals quarterly based upon the annual amounts expected to be earned and paid out resulting from the achievement of certain teammate-specific and/or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses, and other awards, are updated periodically based on changes in our economic condition or cash flows that could ultimately impact the actual final award. Actual results may vary due to the subjectivity involved in anticipating fulfillment of specific and/or corporate goals, as well as the final determination and approval of amounts by our Board of Directors.

Purchase accounting valuation estimates.    The valuation of the tangible and intangible assets and liabilities acquired or assumed in connection with the DVA Renal Healthcare acquisition required numerous assessments and assumptions, including those concerning dialysis industry trends, our company’s business strategies and plans, the strategies of present or potential competitors, the quality of our continuing relationships with physicians and teammates and the likely effects of changes in those relationships, and other competitive and market conditions including those that involve dialysis product suppliers. These assumptions include expected outcomes under different acquisition agreement terms, and as a result, involve estimates of which the ultimate accuracy will never be known. We also make various assumptions and estimates regarding the valuation of tangible and intangible assets associated with other routine acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future. Long-lived tangible and intangible assets are subject to our regular ongoing impairment assessments.

Significant new accounting standards

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment, which amended SFAS No. 123 and 95 and supersedes Accounting Principles Board (APB) No. 25 Accounting for Stock Issued to Employees. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, stock appreciation rights, stock units and discounted employee stock purchases, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value is to be estimated using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions that involve the creation of a liability in exchange for goods or services that are based on the fair value of a company’s equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions involving equity instruments issued for services to non-employees or the accounting for employee stock ownership plans. The standard also requires that the tax benefits realized from stock award exercises in excess of the stock-based compensation expenses recognizable for financial statement purposes be reported on a prospective basis as a cash flow from financing activities rather than as an operating cash flow as previously required. This reduces net operating cash flows and increases net financing cash flows for periods after adoption of SFAS No. 123(R). During 2006, we recorded $26.4 million of stock-based compensation expenses including stock-based compensation associated with implementing SFAS No. 123(R).

In June 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48 Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. We are currently assessing the expected impact of this Interpretation on our consolidated financial statements.

In the fourth quarter of 2006, we adopted the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB No. 108, which expresses the SEC’s staff views, were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. The adoption of this interpretation did not have an impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2006. The variable rates presented reflect the weighted average rates in effect at the end of 2006 including the economic effects of our swap agreements. These rates are based on the weighted average LIBOR rates plus margins in effect that are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio plus the economic impact from the swap agreements. The margins currently in effect range from 1.75% to 2.00%. For our interest rate swap agreements, the table below presents the notional amounts by contract maturity date and the related interest rate terms of the agreements (to pay fixed rates, and to receive LIBOR).

	Expected maturity date						Total	Fair Value	Average interest rate
	2007	2008	2009	2010	2011	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$5	$1	$1	$1	$0	$1,352	$ 1,360	$1,372	7.02%
Variable rate	$16	$54	$62	$88	$444	$1,727	$ 2,391	$2,391	6.61%

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2007	2008	2009	2010	2011
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,341	$373	$378	$401	$189	$0	3.08% to 4.27%	LIBOR	$29.5

As of December 31, 2006, we maintained a total of nine interest rate swap agreements, with notional amounts totaling $1,341 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.88%, on the hedged portion of our Credit Facility, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010. During 2006, we accrued net cash benefits of $15.8 million from these swaps which is included in debt expense. As of December 31, 2006, the total fair value of these swaps was an asset of $29.5 million. We recorded $7.9 million, net of tax, as an increase to comprehensive income for the change in fair value of the effective portions of these swaps during 2006.

At December 31, 2006, our overall Credit Facility effective weighted average interest rate was 6.61%, and our overall average effective interest rate was 6.76%.

As a result of all of our swap agreements, we had over 56% of our outstanding variable rate debt economically fixed and approximately 72% of our total debt economically fixed as of December 31, 2006.

One means of assessing exposure to debt-related interest rate changes is duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $6.8 million, $3.2 million, and $5.9 million, net of tax, for the years ended December 31, 2006, 2005, and 2004, respectively.

Exchange rate sensitivity

We are currently not exposed to any foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data.

See the Index to Financial Statements and Index to Financial Statement Schedules included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosures.

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

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

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

On June 14, 2006, we submitted to the New York Stock Exchange a certification signed by our Chief Executive Officer that he was not aware of any violation by us of the NYSE corporate governance listing standards.

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2007 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2007 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2007 annual stockholder meeting; however, this information shall not be deemed to be “filed”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 31, 2006, including the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, the 1999 Equity Compensation Plan, the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan, the Special Purpose Option Plan (RTC Plan), the 2002 Equity Compensation Plan, the Employee Stock Purchase Plan and the deferred stock unit agreements. The material terms of each of these plans and arrangements are described in Note 3 of the Notes to the Consolidated Financial Statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan and the deferred stock unit arrangements were not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	9,073,128	$39.38	8,537,940	17,611,068
Equity compensation plans not requiring shareholder approval	1,268,332	$16.51	246,580	1,514,912

Total	10,341,460	$36.58	8,784,520	19,125,980

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2007 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2007 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2007 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(14)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(17)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.(11)

3.5	Amended and Restated Bylaws for DaVita Inc, dated as of December 14, 2006.(26)

4.1	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Registration Rights Agreement for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.4	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.5	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(16)

4.6	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(16)

4.7	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(27)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Third Amendment to Mr. Thiry’s Employment Agreement, dated March 31, 2005.(15)*

10.5	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.6	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.8	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(11)*

10.9	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(12)*

10.10	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(19)*

10.11	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(18)*

10.12	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(18)*

10.13	Severance and General Release Agreement between DaVita Inc. and Lori Pelliccioni, entered into as of November 3, 2005.(18)*

10.14	Amended and restated Employment Agreement effective as of February 28, 2005, by and between DaVita Inc. and Denise Fletcher.(19)*

10.15	Second Amended and Restated 1994 Equity Compensation Plan.(9)*

10.16	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.17	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.18	First Amended and Restated Special Purpose Option Plan.(9)*

10.19	Amended and Restated 1999 Equity Compensation Plan.(10)*

10.20	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.21	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan.(15)*

10.22	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.23	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.24	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(16)

10.25	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(16)

10.26	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(19)**

10.27	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(16)**

10.28	Freestanding Dialysis Center Agreement No. 200308359, effective January 1, 2004, between Amgen USA and Gambro Healthcare, Inc.(16)**

10.29	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(16)

10.30	Form of Indemnity Agreement.(19)*

10.31	First Amended and Restated DaVita Inc. Executive Incentive Plan.(15)*

10.32	Post-Retirement Deferred Compensation Arrangement.(19)*

10.33	Memorandum relating to bonus structure for Charles J. McAllister.(19)*

10.34	Memorandum Relating to Bonus Structure for Thomas O. Usilton.(16)*

10.35	Memorandum Relating to Bonus Structure for Joseph Schohl.(16)*

10.36	Director Compensation Philosophy and Plan.(16)*

10.37	DaVita Voluntary Deferral Plan.(16)*

10.38	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc.(20)**

10.39	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(21)*

10.40	Form of Stock Appreciation Rights Agreement –Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.41	Form of Non-Qualified Stock Option Agreement –Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.42	Form of Restricted Stock Units Agreement –Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.43	Employment Agreement, effective September 1, 2006, by and between DaVita Inc. and Mark G. Harrison.(22)*

10.44	Amended and Restated Alliance and Product Supply Agreement dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(23)**

10.45	Form of Non-Qualified Stock Option Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan)(24)*

10.46	Form of Non-Qualified Stock Option Agreement (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan(24)*

10.47	Form of Restricted Stock Units Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan(24)*

10.48	Form of Stock Appreciation Rights Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan(24)*

10.49	Amended Director Compensation Philosophy and Plan(25)

10.50	Amended and Restated 2002 Equity Compensation Plan(25)*

10.51	September 18, 2001 DaVita Inc. Change in Control Bonus Program.(23)

10.52	Form of Indemnity Agreement.(26)*

12.1	Computation of Ratios of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(13)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated February 26, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 26, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 26, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 26 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Filed on August 14, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.

(11)	Filed on August 5, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(12)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(13)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.
(16)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.
(17)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(18)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Filed on May 8, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(21)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(22)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(24)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.

DAVITA INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining an adequate system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and which includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s consolidated financial statements have also been audited and reported on by our independent registered public accounting firm, KPMG LLP, who issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2006, and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, DaVita Inc. adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (R) Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DaVita Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that DaVita Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that DaVita Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 26, 2007

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Net operating revenues	$4,880,662	$2,973,918	$2,177,330

Operating expenses and charges:
Patient care costs	3,390,351	2,035,243	1,470,175
General and administrative	453,516	272,463	192,082
Depreciation and amortization	173,295	116,836	82,912
Provision for uncollectible accounts	126,203	61,916	38,786
Minority interests and equity income, net	35,833	22,089	12,249
Valuation gain on Product Supply Agreement	(37,968)	—	—

Total operating expenses and charges	4,141,230	2,508,547	1,796,204

Operating income	739,432	465,371	381,126

Debt expense	(276,706)	(139,586)	(52,411)
Swap valuation gain	—	4,548	—
Refinancing charges	—	(8,170)	—
Other income, net	13,033	8,934	4,125

Income from continuing operations before income taxes	475,759	331,097	332,840
Income tax expense	186,430	123,675	128,332

Income from continuing operations	289,329	207,422	204,508

Discontinued operations
Income from operations of discontinued operations, net of tax	—	13,157	17,746
Gain on disposal of discontinued operations, net of tax	362	8,064	—

Net income	$289,691	$228,643	$222,254

Earnings per share:
Basic earnings per share from continuing operations	$2.79	$2.06	$2.07

Basic earnings per share	$2.80	$2.27	$2.25

Diluted earnings per share from continuing operations	$2.73	$1.99	$1.99

Diluted earnings per share	$2.74	$2.20	$2.16

Weighted average shares for earnings per share:
Basic	103,520,000	100,762,000	98,727,000

Diluted	105,793,000	104,068,000	102,861,000

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$310,202	$431,811
Accounts receivable, less allowance of $171,757 and $138,598	932,385	853,560
Inventories	89,119	69,130
Other receivables	148,842	116,620
Other current assets	29,858	38,463
Deferred income taxes	199,090	144,824

Total current assets	1,709,496	1,654,408
Property and equipment, net	849,966	750,078
Amortizable intangibles, net	203,721	235,944
Investments in third-party dialysis businesses	1,813	3,181
Other long-term assets	58,967	41,768
Goodwill	3,667,853	3,594,383

	$6,491,816	$6,279,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$251,686	$212,049
Other liabilities	473,219	381,964
Accrued compensation and benefits	341,766	231,994
Current portion of long-term debt	20,871	71,767
Income taxes payable	24,630	91,959

Total current liabilities	1,112,172	989,733
Long-term debt	3,730,380	4,085,435
Other long-term liabilities	50,076	26,416
Alliance and product supply agreement and other intangibles, net	105,263	163,431
Deferred income taxes	125,642	75,499
Minority interests	122,359	88,639
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued; 104,636,608 and 101,935,257 shares outstanding)	135	135
Additional paid-in capital	630,091	569,751
Retained earnings	1,129,621	839,930
Treasury stock, at cost (30,225,675 and 32,927,026 shares)	(526,920)	(574,013)
Accumulated other comprehensive income	12,997	14,806

Total shareholders’ equity	1,245,924	850,609

	$6,491,816	$6,279,762

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$289,691	$228,643	$222,254
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	173,295	119,719	86,666
Valuation gain on Product Supply Agreement	(37,968)	—	—
Stock-based compensation expense	26,389	3,353	1,690
Tax benefits from stock award exercises	40,375	38,484	41,080
Excess tax benefits from stock-based compensation	(37,251)	—	—
Deferred income taxes	2,342	(63,357)	29,115
Minority interests in income of consolidated subsidiaries	38,141	24,714	15,135
Distributions to minority interests	(32,271)	(16,246)	(10,461)
Equity investment income	(2,308)	(1,406)	(1,441)
Loss (gain) on disposal of discontinued operations and other dispositions	239	(15,856)	764
Non-cash debt expense and non-cash rent charges	27,736	5,157	2,088
Refinancing charges	—	8,170	—
Swap valuation gain	—	(4,548)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivables	(74,737)	(62,021)	(40,263)
Inventories	(18,587)	11,980	4,257
Other receivables and other current assets	(34,044)	1,893	(381)
Other long-term assets	(9,791)	(2,039)	3,345
Accounts payable	40,712	28,869	17,764
Accrued compensation and benefits	101,555	21,664	32,899
Other current liabilities	88,841	72,615	42,784
Income taxes	(67,329)	90,958	(25,995)
Other long-term liabilities	4,541	(5,192)	(1,355)

Net cash provided by operating activities	519,571	485,554	419,945

Cash flows from investing activities:
Additions of property and equipment, net	(262,708)	(161,365)	(128,328)
Acquisitions and purchases of other ownership interests	(86,504)	(3,202,404)	(266,265)
Proceeds from discontinued operations and asset sales	22,179	298,849	1,223
Investments in and advances to affiliates, net	20,567	20,308	14,344
Purchase of intangible assets	(5,597)	(751)	(635)

Net cash used in investing activities	(312,063)	(3,045,363)	(379,661)

Cash flows from financing activities:
Borrowings	6,354,784	6,832,557	4,444,160
Payments on long-term debt	(6,761,743)	(4,058,951)	(4,236,861)
Deferred financing costs	(2)	(77,884)	(4,153)
Purchase of treasury stock	—	—	(96,540)
Excess tax benefits from stock-based compensation	37,251	—	—
Stock option exercises and other share issuances, net	40,593	43,919	43,432

Net cash (used in) provided by financing activities	(329,117)	2,739,641	150,038

Net (decrease) increase in cash and cash equivalents	(121,609)	179,832	190,322
Cash and cash equivalents at beginning of year	431,811	251,979	61,657

Cash and cash equivalents at end of year	$310,202	$431,811	$251,979

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	134,806	$135	$539,575	$389,083	(38,052)	$(620,998)	$(924)	$306,871

Comprehensive income:
Net income				222,254				222,254
Unrealized gain on interest rate swaps, net of tax							2,654	2,654

Total comprehensive income								224,908

Stock purchase shares issued	56		959					959
Stock unit shares issued			(936)		161	2,629		1,693
Stock option shares issued			(39,497)		4,946	82,177		42,680
Stock-based compensation expense			1,690					1,690
Tax benefits from stock awards exercised			41,080					41,080
Payment of stock split fractional shares and related costs			(157)	(50)				(207)
Treasury stock purchases					(3,350)	(96,540)		(96,540)

Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134

Comprehensive income:
Net income				228,643				228,643
Unrealized gain on interest rate swaps, net of tax							16,821	16,821
Less reclassification of net swap valuation gains into net income, net of tax							(3,745)	(3,745)

Total comprehensive income								241,719

Stock purchase shares issued			657		64	1,118		1,775
Stock unit shares issued			(492)		28	492		—
Stock option shares issued			(14,965)		3,276	57,109		42,144
Stock-based compensation expense			3,353					3,353
Tax benefits from stock awards exercised			38,484					38,484

Balance at December 31, 2005	134,862	$135	$569,751	$839,930	(32,927)	$(574,013)	$14,806	$850,609

Comprehensive income:
Net income				289,691				289,691
Unrealized gains on interest rate swaps, net of tax							7,862	7,862
Less reclassification of net swap realized gains into net income, net of tax							(9,671)	(9,671)

Total comprehensive income								287,882

Stock purchase shares issued			1,861		80	1,403		3,264
Stock unit shares issued			(1,860)		160	2,790		930
Stock option shares issued			(5,023)		2,461	42,900		37,877
Stock-based compensation expense			26,389					26,389
Excess tax benefits from stock awards exercised			38,973					38,973

Balance at December 31, 2006	134,862	$135	$630,091	$1,129,621	(30,226)	$(526,920)	$12,997	$1,245,924

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. operates kidney dialysis centers and provides related medical services primarily in dialysis centers and in contracted hospitals across the United States. These operations represent a single reportable segment. On October 5, 2005, the Company completed its acquisition of DVA Renal Healthcare, Inc. from Gambro Inc. under the Stock Purchase Agreement dated December 6, 2004, for approximately $3,060,000. DVA Renal Healthcare was one of the largest dialysis service providers in the United States, operating 566 outpatient dialysis centers, serving approximately 43,000 patients and generating annual revenues of approximately $2,000,000. In order for the Company to complete the acquisition of DVA Renal Healthcare, it was required to divest a number of outpatient dialysis centers and to terminate two management services agreements. See Note 4 to the Consolidated Financial Statements for a discussion of these transactions.

The operating results of DVA Renal Healthcare, Inc. are included in the Company’s consolidated financial statements from October 1, 2005. The operating results of the historical DaVita divested centers and its one management services agreement are reflected as discontinued operations for 2005 and prior.

All share and per share data prior to 2005 have been adjusted to retroactively reflect the effects of a three-for-two stock split in the form of a stock dividend in the second quarter of 2004.

Basis of presentation

These consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. The financial statements include the Company’s subsidiaries and partnerships that are wholly-owned, majority-owned, or in which the Company maintains a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Non-consolidated equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. Prior year balances and amounts have been classified to conform to the current year presentation.

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

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, variable compensation accruals, and purchase accounting valuation estimates. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

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

Assets of discontinued operations

Assets to be disposed of that the Company has committed to sell, are available for immediate sale or a sale of assets is probable, will be classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and are included in other current assets. Assets held for sale are not depreciated while they are classified as held for sale.

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

Income taxes

Federal and state income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, which are measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liability or asset is expected to be realized, and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets.

Self insurance

The Company maintains insurance reserves for professional and general liability and workers’ compensation in excess of certain individual and or aggregate amounts not covered by third-party carriers. The Company estimates the self-insured retention portion of professional and general liability and workers’ compensation risks using third-party actuarial calculations that are based upon historical claims experience and expectations for future claims.

Minority interests

Consolidated income is reduced by the proportionate amount of income accruing to minority interests. Minority interests represent the equity interests of third-party owners in consolidated entities which are not wholly-owned. As of December 31, 2006, third parties held minority ownership interests in 86 consolidated entities.

Stock-based compensation

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123(R) Share-Based Payment, which requires the measurement and recognition of cost for all stock-based awards made to employees and directors, including stock options, stock appreciation rights, stock units and discounted employee stock purchases. Under this standard, the Company’s stock-based compensation awards are measured at their estimated fair value on the date of grant and recognized as compensation expense on the straight-line method over their requisite service periods. The Company implemented SFAS No. 123(R) using the modified prospective transition method.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Prior to 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, as permitted under SFAS No. 123 Accounting for Stock-Based Compensation. Under APB No. 25, stock option grants to employees and directors did not result in an expense if the exercise price was at least equal to the market price at the date of grant. However, under APB No. 25 the Company did recognize compensation expense for stock units, which were valued at the closing stock price on the date of grant and amortized over the respective vesting periods, and for modifications to stock awards as required under FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation.

New accounting standards

Effective January 1, 2006 the Company adopted SFAS No. 123(R) Share-Based Payment, which amended SFAS No. 123 and 95 and supersedes APB No. 25 Accounting for Stock Issued to Employees. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, stock appreciation rights, stock units and discounted employee stock purchases, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value is to be estimated using option-pricing models adjusted for unique characteristics of the equity instruments. The standard also addresses the accounting for transactions that involve the creation of a liability in exchange for goods or services that are based on the fair value of a company’s equity instruments or that may be settled through the issuance of such equity instruments. The standard does not change the accounting for transactions involving equity instruments issued for services to non-employees or the accounting for employee stock ownership plans. The standard also requires that the tax benefits realized from stock award exercises in excess of the stock-based compensation expense recognizable for financial statement purposes be reported as a cash flow from financing activities rather than as an operating cash flow as reported in years prior to the adoption of this standard. This reduces net operating cash flows and increases net financing cash flows for periods after adoption of SFAS No. 123(R). During 2006, the Company recorded $26,389 of stock-based compensation expenses including stock-based compensation expenses associated with implementing SFAS No. 123(R). See further discussion in Note 3 to the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48 Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the financial reporting period in which that threshold is no longer met. The Company is currently assessing the expected impact of this Interpretation on the consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

In the fourth quarter of 2006, the Company adopted the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB No. 108, which expresses the SEC’s staff views, were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

Interest rate swap agreements

The Company has entered into interest rate swap agreements as a means of hedging its exposure to variable-based interest rate changes (LIBOR). These agreements are not held for trading or speculative purposes, and have the economic effect of converting portions of our variable rate debt to a fixed rate. At December 31, 2006, the Company had a total of $1,341,000 notional swap amounts outstanding. The agreements are designated as cash flow hedges, and as a result hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as the agreements are either de-designated, sold or terminated, at which time the amounts are reclassified into net income. Net amounts paid or received under the effective swaps have been reflected as adjustments to interest expense. In 2005, certain portions of the swap agreements were ineffective as a result of changes in the Company’s debt structure, and as such the ineffective portions of $4,548 were included in net income, see Note 14.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

2.    Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of stock options, stock-settled stock appreciation rights and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands, except per share)
Basic:
Income from continuing operations	$289,329	$207,422	$204,508
Income from discontinued operations, net of tax		13,157	17,746
Gain on disposal of discontinued operations, net of tax	362	8,064

Net income	$289,691	$228,643	$222,254

Weighted average shares outstanding during the year	103,471	100,713	98,694
Vested stock units	49	49	33

Weighted average shares for basic earnings per share calculation	103,520	100,762	98,727

Basic earnings per share from continuing operations, net of tax	$2.79	$2.06	$2.07
Income from discontinued operations, net of tax		0.13	0.18
Gain on disposal of discontinued operations, net of tax	0.01	0.08

Basic net income per share	$2.80	$2.27	$2.25

Diluted:
Income from continuing operations	$289,329	$207,422	$204,508
Income from discontinued operations, net of tax		13,157	17,746
Gain on disposal of discontinued operations, net of tax	362	8,064

Net income for diluted earnings per share calculation	$289,691	$228,643	$222,254

Weighted average shares outstanding during the year	103,471	100,713	98,694
Vested stock units	49	49	33
Assumed incremental shares from stock plans	2,273	3,306	4,134

Weighted average shares for diluted earnings per share calculation	105,793	104,068	102,861

Diluted earnings per share from continuing operations, net of tax	$2.73	$1.99	$1.99
Income from discontinued operations, net of tax		0.13	0.17
Gain on disposal of discontinued operations, net of tax	0.01	0.08

Diluted net income per share	$2.74	$2.20	$2.16

Stock plan award shares for stock options and stock appreciation rights that have exercise or base prices greater than the average market price of shares outstanding during the year were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded stock plan shares were as follows: 932,600 shares at $54.86 to $60.21 per share in 2006, 2,419,750 shares at $45.60 to $52.81 per share in 2005, and 178,369 shares at $30.87 to $39.62 per share in 2004.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

3.    Stock-based compensation and shareholders’ equity

Stock-based compensation

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123(R) Share-Based Payment, which requires the measurement and recognition of cost for all stock-based awards made to employees and directors, including stock options, stock appreciation rights, stock units and discounted employee stock purchases. Under this standard, the Company’s stock-based compensation awards are measured at estimated grant-date fair value and recognized as compensation expense over their requisite service periods. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, under which the Company did not recognize compensation expense for most of its stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of SFAS No. 123(R), and the Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company implemented SFAS No. 123(R) using the modified prospective transition method. In accordance with this method, our consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported on a prospective basis as cash flows from financing activities rather than as operating cash flows. The Company also elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in SFAS No. 123(R) for stock-based compensation awards.

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements for the year ended December 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in 2006. The Company previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 Accounting for Stock Issued to Employees, as allowed under SFAS No. 123 Accounting for Stock-based Compensation. Under APB No. 25, stock option grants to employees did not result in an expense if the exercise price was at least equal to the market price at the date of grant. However, under APB No. 25 the Company did recognize compensation expense for stock units, which were valued at the closing stock price on the date of grant and amortized over the respective vesting periods, and for modifications to stock awards as required under FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation.

Stock-based compensation plans and agreements

The Company’s stock-based compensation plans and agreements are described below.

2002 Plan.    The DaVita Inc. 2002 Equity Compensation Plan (the 2002 Plan) provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The plan mandates a maximum award term of five

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

years, and stipulates that stock options and stock appreciation rights be granted with prices not less than the fair market value on the date of grant. The plan further requires that full share awards such as restricted stock units reduce shares available under the plan at a rate of 2.75:1. The Company’s nonqualified stock options, stock appreciation rights and stock units awarded under this plan generally vest over 48 to 60 months from the date of grant. At December 31, 2006, there were 7,820,075 stock options and stock-settled stock appreciation rights and 341,457 stock units outstanding and 8,083,283 shares available for future grants under this plan.

1999 Plan.    The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan provides for grants of stock options to employees and other individuals providing services, other than executive officers and members of the Board of Directors. The Company awards nonqualified stock options under this plan which are generally issued with exercise prices equal to the market price of the stock on the date of grant, vest over 48 to 52 months from the date of grant and bear maximum award terms of five years. At December 31, 2006, there were 1,172,054 stock options outstanding and 246,580 shares available for future grants under this plan.

Predecessor plans.    Upon shareholder approval of the 2002 Plan on April 11, 2002, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and cancelled predecessor plan awards become available for new awards under the 2002 Plan. Stock options granted under these terminated plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. The RTC Plan, a special purpose option plan related to the merger between the Company and Renal Treatment Centers, Inc. in 1998, was terminated in 1999. At December 31, 2006, there were 787,676 stock options outstanding under these terminated plans.

Deferred stock unit agreements.    During 2001 through 2003, the Company made nonqualified stock unit awards to members of the Board of Directors and certain key executive officers under stand-alone contractual deferred stock unit agreements. These awards vest over one to four years and are settled in stock when they vest or at a later date at the election of the recipient. At December 31, 2006, there were 96,278 stock units outstanding under these agreements.

A combined summary of the status of awards under these stock-based compensation plans and agreements is as follows:

	Year ended December 31, 2006
	Stock options and stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	9,269,781	$26.73		474,956
Granted	3,546,600	$51.68		173,385
Exercised	(2,460,857)	$15.39		(159,268)
Forfeited	(575,719)	$36.32		(51,338)

Outstanding at end of period	9,779,805	$38.06	3.3	437,735	3.1

Awards exercisable at end of period	2,714,039	$20.62	2.2	50,116	1.7

Weighted-average fair value of awards granted during the period	$13.38			$51.72

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	437,735	$—	50,116	$—
$ 0.01–$10.00	690,569	4.34	690,569	4.34
$10.01–$20.00	1,272,593	14.23	823,149	14.40
$20.01–$30.00	684,161	27.90	309,188	27.68
$30.01–$40.00	1,182,849	30.89	544,553	30.62
$40.01–$50.00	4,228,558	47.81	267,184	44.28
$50.01–$60.00	1,704,075	54.19	79,396	51.05
$60.01–$70.00	17,000	60.21	—	—

Total	10,217,540	$36.43	2,764,155	$20.25

For the year ended December 31, 2006, the aggregate intrinsic value of stock awards exercised was $109,562. At December 31, 2006, the aggregate intrinsic value of stock awards outstanding was $209,227 and the aggregate intrinsic value exercisable was $101,258. For the years ended December 31, 2005 and 2004, the aggregate intrinsic value of stock awards exercised was $104,000 and $115,500, respectively.

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

Expected dividend yield:    The Company has not paid dividends on its common stock and does not currently expect to pay dividends during the term of stock awards granted.

Risk-free interest rate:    The Company bases the expected risk-free interest rate on the implied yield currently available on stripped interest coupons of U.S. Treasury issues with a remaining term equivalent to the expected term of the award.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in the periods indicated is as follows:

	Year ended December 31,
	2006	2005	2004
		pro-forma	pro-forma
Expected term	3.5 years	3.2 years	3.5 years
Expected volatility	25%	27%	37%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	4.1%	2.9%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $5,991, $3,264, and $1,775 at December 31, 2006, 2005 and 2004, respectively. Subsequent to December 31, 2006, 2005 and 2004, 123,920, 80,442 and 64,169 shares, respectively, were issued to satisfy obligations under the plan. At December 31, 2006, there were 454,657 shares available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2006, 2005 and 2004, respectively: expected volatility of 23%, 27% and 38%; risk-free interest rate of 4.9%, 3.2% and 2.7%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $12.35, $10.64 and $8.00 for 2006, 2005 and 2004, respectively.

Stock-based compensation expense and proceeds

For the year ended December 31, 2006, the Company recognized $26,389 in stock-based compensation expense for stock options, stock appreciation rights, stock units and employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for this stock-based compensation was $9,678. As of December 31, 2006, there was $67,700 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.7 years.

During the years ended December 31, 2006, 2005 and 2004, the Company received $37,877, $42,144 and $42,680 in cash proceeds from stock option exercises and $40,375, $38,484 and $41,080 in total actual tax benefits upon the exercise of stock awards, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pro forma 2006 comparison under SFAS No. 123(R) and APB No. 25

The following table presents the impact of the adoption of SFAS No. 123(R) on selected items from the Company’s consolidated financial statements for the year ended December 31, 2006:

	Year ended December 31, 2006
	As reported under SFAS No. 123(R)	If reported under APB No. 25
		proforma
Consolidated statement of income:
Operating income	$739,432	$761,752
Income from continuing operations before income taxes	$475,759	$498,079
Income from continuing operations	$289,329	$303,554
Net income	$289,691	$303,916
Basic earnings per share from continuing operations	$2.79	$2.93
Basic earnings per share	$2.80	$2.94
Diluted earnings per share from continuing operations	$2.73	$2.86
Diluted earnings per share	$2.74	$2.86
Consolidated statement of cash flows:
Net cash provided by operating activities	$519,571	$556,822
Net cash used in financing activities	$(329,117)	$(366,368)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pro forma 2005 and 2004 results under SFAS No. 123

The weighted average grant-date fair value of stock awards granted in 2005 and 2004 were $12.94 and $10.53, respectively. If the Company had adopted the fair value-based compensation expense provisions of SFAS No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

	Year ended December 31,
	2005	2004
Net income:
As reported	$228,643	$222,254
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,112	1,168
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(12,180)	(10,109)

Pro forma net income	$218,575	$213,313

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$218,575	$213,313

Weighted average shares outstanding	100,713	98,694
Vested stock units	49	33

Weighted average shares for basic earnings per share calculation	100,762	98,727

Basic net income per share—Pro forma	$2.17	$2.16

Basic net income per share—As reported	$2.27	$2.25

Pro forma diluted earnings per share:
Pro forma net income for diluted earnings per share calculation	$218,575	$213,313

Weighted average shares outstanding	100,713	98,694
Vested stock units	49	33
Assumed incremental shares from stock plans	3,167	4,271

Weighted average shares for diluted earnings per share calculation	103,929	102,998

Diluted net income per share—Pro forma	$2.10	$2.07

Diluted net income per share—As reported	$2.20	$2.16

Other equity transactions

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

The total outstanding Board authorizations for share repurchases as of December 31, 2006 were approximately $249,000. There were no share repurchases during 2006 and 2005. Under the previously announced Board authorization for share repurchases, we repurchased a total of 3,350,100 shares of common

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

stock for $96,540, or an average price of $28.82 per share during 2004. On November 2, 2004, our Board of Directors authorized us to repurchase up to an additional $200,000 of our common stock, from time to time, in the open market or in privately negotiated transactions.

Shareholder rights plan

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

Charter documents & Delaware law

The Company’s charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in management, or limit the ability of stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting stockholders from acting by written consent, requiring 90 days advance notice of stockholder proposals or nominations to the Board of Directors and granting the Board of Directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.

The Company is also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, would prohibit the Company from engaging in any business combinations with any interested

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. These restrictions may discourage, delay or prevent a change in the control of the Company.

4.    Acquisitions and divestitures

Acquisitions

The total acquisition amounts were as follows:

	Year ended December 31,
	2006	2005	2004
Cash paid, net of cash acquired	$85,658	$3,202,404	$266,265
Deferred purchase price and other acquisition obligations	585	9,331	429

Aggregate purchase cost	$86,243	$3,211,735	$266,694

Cash adjustments for previous acquisitions including DVA Renal Healthcare	$846	$—	$—

Number of chronic dialysis centers acquired (before divestitures)	26	609	51

Routine Acquisitions

During 2006, 2005, and 2004, the Company acquired businesses other than DVA Renal Healthcare consisting of 26 centers, 54 centers and 51 centers for a total of $86,243, $168,240, and $266,694 respectively in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

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

The aggregate purchase cost allocations were as follows:

	Year ended December 31,
	2006	2005	2004
Tangible assets, principally leasehold improvements and equipment	$7,623	$17,381	$42,155
Amortizable intangible assets	8,584	15,631	19,471
Goodwill	79,948	139,485	222,424
Liabilities assumed	(9,912)	(4,257)	(17,356)

Aggregate purchase cost	$86,243	$168,240	$266,694

Amortizable intangible assets acquired during 2006, 2005 and 2004 had weighted-average estimated useful lives of ten, ten and nine years, respectively. The total amount of goodwill deductible for tax purposes associated

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

with these acquisitions for 2006, 2005, and 2004 was approximately $80,000, $140,000 and $120,000, respectively.

Acquisition of DVA Renal Healthcare, Inc.

On October 5, 2005, the Company acquired all of the outstanding common stock of DVA Renal Healthcare, Inc. under the Stock Purchase Agreement dated December 6, 2004, for $3,060,000. DVA Renal Healthcare was one of the largest dialysis service providers in the United States. The Company acquired DVA Renal Healthcare in an effort to more effectively offer Chronic Kidney disease services and technologies in a cost efficient manner. The purchase price reflects (i) the cash purchase price of approximately $1,800,000 for all of the outstanding common stock of DVA Renal Healthcare and (ii) the assumption and payment of approximately $1,260,000 of DVA Renal Healthcare indebtedness. The Company also incurred approximately $30,000 in acquisition-related costs. The operating results of DVA Renal Healthcare, Inc. are included in the Company’s Consolidated Financial Statements from October 1, 2005.

The original allocations of purchase cost were recorded at fair value based upon the best information available to management at that time. The fair values of property and equipment and amortizable intangible assets and liabilities were valued by an independent third party. During 2006, the Company completed the final valuations of certain assets, properties and leasehold improvements, settlements liabilities and contingencies that were previously unresolved. These valuation adjustments were not material to the consolidated financial statements and were recorded with a corresponding adjustment to goodwill. See Note 11 to the Consolidated Financial Statements.

The original aggregate purchase cost allocations were as follows:

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

In conjunction with the acquisition, the Company entered into an Alliance and Product Supply Agreement (the Supply Agreement) with Gambro AB and Gambro Renal Products, Inc (Gambro Renal Products). The Supply Agreement has an initial term of seven years and will automatically renew for three additional one-year periods if the Company has not negotiated the terms of an extension during the initial term period. Because the Supply Agreement results in higher costs for most of the products covered by the Supply Agreement than would be otherwise available to the Company, the Supply Agreement represents an intangible liability initially valued at $162,100, as of the acquisition date.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

On May 29, 2006, the Company notified Gambro Renal Products that the Company was terminating the Supply Agreement. Under the original Supply Agreement the Company was committed to purchase a significant majority of its hemodialysis products supplies and equipment at fixed prices. The Company’s termination notice claimed a material breach by Gambro Renal Products for failure to perform its obligations under the Supply Agreement primarily as a result of an import ban issued by the U.S. Food and Drug Administration affecting certain hemodialysis products.

On August 25, 2006, the Company entered into an amended and restated Supply Agreement (the Amended Supply Agreement), with Gambro Renal Products and Gambro AB. The Amended Supply Agreement effectively revoked the Company’s notice of termination of the Product Supply Agreement. The Amended Supply Agreement, among other things, relieves the Company of certain obligations, including releasing it from the purchase requirements for certain affected products during the import ban, permits the Company to secure alternate sources of supplies for the products affected by the import ban, reduces the Company’s purchase obligations for certain hemodialysis product supplies and equipment and allows for the termination of the purchase obligations for equipment affected by the import ban if the import ban is not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations that are now required under the Amended Supply Agreement, the Company recorded a net valuation gain of $37,968. This valuation gain represents the difference in the fair value between the Supply Agreement and the Amended Supply Agreement, as of the effective date of the amendment.

During 2006 and 2005, the Company purchased $146,408 and $26,290 of hemodialysis product supplies from Gambro Renal Products, representing 4% and 1%, respectively, of the Company’s total operating costs.

Discontinued operations

In accordance with a consent order issued by the Federal Trade Commission on October 4, 2005, the Company was required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements in order to complete the acquisition of DVA Renal Healthcare. In conjunction with the consent order, on October 6, 2005, the Company and DVA Renal Healthcare completed the sale of 70 outpatient dialysis centers to Renal Advantage Inc., formerly known as RenalAmerica, Inc. and also completed the sale of one other center to a separate physician group, and terminated the two management services agreements. In addition, effective January 1, 2006, the Company completed the sale of three additional centers to Renal Advantage, Inc. that were pending state regulatory approval in Illinois. The Company received total cash consideration of approximately $330,000 for all of the centers divested and used approximately $13,000 to purchase the minority interest ownership of a joint venture, to distribute a minority owner’s share of the sale proceeds, and to pay related transaction costs. The Company also paid income taxes of approximately $85,000 on these divestitures in the first quarter of 2006. As part of this transaction, Renal Advantage assumed specific liabilities related to the centers, and all other liabilities were retained by the Company. In 2005, the Company recorded a gain of approximately $8,064, net of tax, related to the divestiture of its historical DaVita centers. Included in the gain on divestitures is the recognition of a $26,500 tax valuation allowance benefit resulting from the utilization of prior years’ capital losses offsetting the taxable gain on sale, and income tax expense of $27,133 relating to the write-off of book goodwill not deductible for tax purposes. In 2006, the Company recorded a loss of $311, net of tax, related to the divesture of its three centers. The loss on disposal of these centers includes an income tax expense totaling $1,274, of which $900 was related to the write off of book goodwill not deductible for tax purposes. In 2006, the company also recorded a net gain of $673 as an adjustment to previously reported gain on disposal of discontinued operations.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The results of operations of the historical DaVita outpatient dialysis centers and the held for sale centers, are reflected as discontinued operations for 2005 and prior.

The results from discontinued operations were as follows:

	Year ended December 31,
	2005	2004
Net operating revenues	$98,454	$121,266
Income before income taxes	21,534	29,044
Income tax	8,377	11,298

Income from discontinued operations	$13,157	$17,746

Net assets of discontinued operations sold were as follows:

	2006	2005
Current assets	$—	$3,075
Other current assets held for sale	15,129	—
Property and equipment, net	—	17,735
Amortizable intangibles, net	—	676
Goodwill and other purchase price adjustments	667	114,100
Other current liabilities and minority interest	(351)	(2,819)

Net assets from discontinued operations	$15,445	$132,767

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions in 2006 and 2005 had been consummated as of the beginning of 2005 and 2004, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects. The divestitures resulting from the DVA Renal Healthcare acquisition have been reflected in the 2005 and 2004 pro formas.

	Year ended December 31,
	2006	2005	2004
	(unaudited)
Pro forma net revenues	$4,908,929	$4,512,847	$4,117,461
Pro forma net income (loss), including discontinued operations	291,596	285,771	(41,245)
Pro forma income (loss) from continuing operations	291,234	250,770	(74,977)
Pro forma basic net income (loss) per share	2.82	2.84	(0.42)
Pro forma diluted net income (loss) per share	2.76	2.75	(0.40)
Pro forma basic income (loss) from continuing operations	2.81	2.49	(0.76)
Pro forma diluted income (loss) from continuing operations	2.75	2.41	(0.73)

5.    Accounts receivable

Less than 10% of the accounts receivable balances as of December 31, 2006 and 2005 were more than six months old, and there were no significant balances over one year old. Approximately 1% of our accounts

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

receivable relate to collections from patients. Collections are principally from Medicare and Medicaid programs and commercial insurance plans.

6.    Other receivables

Other receivables were comprised of the following:

	December 31,
	2006	2005
Supplier rebates and other non-trade receivables	$119,889	$73,597
Medicare bad debt claims	15,990	23,100
Transition services receivable associated with divested centers	2,406	12,870
Operating advances under management services agreements	10,557	7,053

	$148,842	$116,620

Operating advances under management services agreements are generally unsecured.

7.    Other current assets

Other current assets consist principally of prepaid expenses, assets held for sale and deposits.

8.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2006	2005
Land	$13,593	$14,859
Buildings	39,438	35,148
Leasehold improvements	620,483	521,464
Equipment and information systems	686,426	552,199
New center and capital asset projects in progress	48,747	31,683

	1,408,687	1,155,353
Less accumulated depreciation and amortization	(558,721)	(405,275)

	$849,966	$750,078

Depreciation and amortization expense on property and equipment was $160,717, $105,254 and $71,495 for 2006, 2005 and 2004, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $4,708, $1,912 and $1,078 for 2006, 2005 and 2004, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

9.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2006	2005
Noncompetition and other agreements	$261,836	$246,336
Lease agreements	8,738	11,974
Deferred debt issuance costs	73,826	77,884

	344,400	336,194
Less accumulated amortization	(140,679)	(100,250)

Total amortizable intangible assets	$203,721	$235,944

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2006	2005
Alliance and Product Supply Agreement commitment (See Note 4)	$120,300	$162,100
Hospital acute services contracts	—	6,187

	120,300	168,287
Less accumulated amortization	(15,037)	(4,856)

	$105,263	$163,431

Net amortization expense from noncompetition and other agreements and the amortizable intangible liabilities was $12,578, $11,582 and $11,417 for 2006, 2005 and 2004, respectively. Lease agreements are amortized to rent expense, which was $3,309 in 2006 and $690 in 2005. Deferred debt issuance costs are amortized to debt expense as described in Note 14 to the Consolidated Financial Statements.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2006 were as follows:

	Noncompetition and other agreements	Deferred debt issuance costs	Alliance and Product Supply Agreement liability
2007	$23,377	$9,998	$(12,030)
2008	20,936	9,890	(12,030)
2009	16,866	9,714	(12,030)
2010	15,774	9,464	(12,030)
2011	15,645	9,039	(12,030)
Thereafter	51,752	11,266	(45,113)

10.    Investments in third-party businesses

Investments in third-party dialysis businesses and related advances were $1,813 and $3,181 at December 31, 2006 and 2005. During 2006, 2005 and 2004, the Company recognized income of $2,308, $1,406 and $1,441, respectively, relating to investments in non-consolidated minority-owned businesses under the equity method.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

These amounts are included as a reduction to minority interest expense in the consolidated statements of income. During 2006, the Company acquired a majority-owned interest in one business that was previously minority-owned and sold one minority-owned business. The Company did not recognize a gain or loss on the sale as the investment was carried at fair value as a result of the DVA Renal Healthcare acquisition.

On February 7, 2007, the Company entered into a National Provider Agreement with NxStage, Inc. The agreement provides the Company the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, the Company purchased outright all of its NxStage System One equipment currently in use for $5,100, and will purchase a majority of the Company’s future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, the Company purchased 2,000,000 shares of NxStage common stock in a private placement offering for $20,000, representing an ownership position of approximately 7%. In connection with the purchase of the shares, the Company entered into a Registration Rights Agreement under which NxStage has agreed to register the shares.

11.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2006	2005
Balance at January 1,	$3,594,383	$1,156,226
Acquisitions	79,948	2,686,050
DVA Renal Healthcare adjustments	(5,811)	—
Divestitures	(667)	(247,893)

Balance at December 31,	$3,667,853	$3,594,383

12.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2006	2005
Payor refunds and retractions	$322,155	$222,361
Insurance and self-insurance accruals	74,607	61,255
Accrued interest	48,781	55,109
Accrued tax liabilities	11,610	8,488
Other	16,066	34,751

	$473,219	$381,964

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

13.    Income taxes

Income tax expense consisted of the following:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$159,054	$178,569	$94,626
State	24,009	33,564	17,623
Deferred:
Federal	(12)	(60,866)	23,508
State	2,354	(10,502)	3,873

	$185,405	$140,765	$139,630

The allocations of income tax expense were as follows:

	Year ended December 31,
	2006	2005	2004
Continuing operations	$186,430	$123,675	$128,332
Discontinued operations	—	8,377	11,298
Gain on discontinued operations	(1,025)	8,713	—

	$185,405	$140,765	$139,630

Deferred tax assets and liabilities arising from temporary differences, were as follows:

	December 31,
	2006	2005
Receivables, primarily allowance for doubtful accounts	$47,054	$28,805
Alliance and Product Supply Agreement	40,947	61,480
Accrued liabilities	154,169	121,404
Other	27,638	20,287

Deferred tax assets	269,808	231,976
Valuation allowance	(10,656)	(9,898)

Net deferred tax assets	259,152	222,078

Intangible assets	(155,762)	(118,240)
Property and equipment	(18,953)	(16,930)
Other	(10,989)	(17,583)

Deferred tax liabilities	(185,704)	(152,753)

Net deferred tax assets	$73,448	$69,325

At December 31, 2006, the Company had state net operating loss carryforwards of approximately $128,000 that expire through 2026, and federal net operating loss carryforwards of $9,200 that expire through 2026. The utilization of these losses may be limited in future years based on the profitability of certain separate-return entities. The valuation allowance change of $758 related to changes in the estimated tax benefit of federal and

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

state operating losses of separate-return entities, of which a reduction of $238 is included as a component of tax expense. Purchase accounting adjustments increased the valuation allowance by $996. A total of approximately $2,700 of valuation allowance will reduce goodwill when the related tax benefits are first recognized.

The reconciliation between our effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9	3.4	3.8
Changes in deferred tax valuation allowances	(0.1)	(0.7)	(0.3)
Other	0.4	(0.3)	0.1

Effective tax rate	39.2%	37.4%	38.6%

14.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2006	2005
Senior secured credit facility:
Term Loan A	$279,250	$341,250
Term Loan B	2,105,875	2,443,875
Senior and senior subordinated notes	1,350,000	1,350,000
Acquisition obligations and other notes payable	9,197	14,757
Capital lease obligations	6,929	7,320

	3,751,251	4,157,202
Less current portion	(20,871)	(71,767)

	$3,730,380	$4,085,435

Scheduled maturities of long-term debt at December 31, 2006 were as follows:

2007	20,871
2008	55,462
2009	63,319
2010	88,068
2011	444,731
Thereafter	3,078,800

On October 5, 2005, the Company entered into a credit agreement allowing for borrowings of up to $3,050,000. The facilities under the credit agreement consist of a $250,000 six-year revolving credit facility, a $350,000 six-year term loan A facility and a $2,450,000 seven-year term loan B facility (the Facilities). Existing borrowings under the Facilities bear interest at LIBOR plus margins initially ranging from 2.00% to 2.25%. The

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

margins are subject to adjustment depending upon the Company’s achievement of certain financial ratios and can range from 1.50% to 2.25% for the revolving credit facility and term loan A, and 2.00% to 2.25% for the term loan B. The Facilities are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The credit agreement also contains customary affirmative and negative covenants and requires compliance with financial covenants, including a leverage ratio and an interest coverage ratio that determine the interest rate margins described above. The credit agreement also contains limits on the annual amount of expenditures for acquisitions and capital improvements. The aggregate amount of the Facilities may be increased by up to $500,000 as long as no default exists or would result from such increase and the Company remains in compliance with the financial covenants after such increase. Such additional loans would be on substantially the same terms as the original borrowings under the Facilities.

On October 5, 2005, the Company borrowed $2,850,000 under the Facilities ($50,000 on the revolving credit facility, $350,000 on the term loan A and $2,450,000 on the term loan B), and used these borrowings, along with available cash of $252,000 to purchase DVA Renal Healthcare and pay related bank fees and expenses of approximately $47,000, and to pay fees and expenses in connection with terminating the Company’s then-existing credit facility. On October 7, 2005, the Company repaid the $50,000 of the revolving credit facility with proceeds from the sale of the divested centers, as discussed in Note 4 to the Consolidated Financial Statements.

Term Loans

The term loan A and term loan B total outstanding borrowings each consist of various individual tranche amounts that can range in maturity from one month to twelve months. Each specific tranche bears interest at a LIBOR rate depending upon the maturity of that specific tranche and the interest rates are reset as each specific tranche matures. The overall weighted average interest rate for each term loan is determined based upon the LIBOR interest rates in effect for each individual tranche.

During 2006 and 2005, the Company made principal payments totaling $62,000 and $8,750 on the term loan A, respectively, and $338,000 and $6,125 on the term loan B, respectively. In 2006 and 2005, $35,000 and $8,750 were mandatory principal payments as required for the term loan A and $24,500 and $6,125 were mandatory principal payments as required for the term loan B. The balance of the principal payments were prepayments. As a result of these principal prepayments made in 2006, the company wrote off $3,270 of deferred financing costs, which is included in debt expense.

On March 1, 2006, the Company’s interest rate margins on our term loan A and term loan B, the Facilities, were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities.

Term Loan A

The term loan A bears interest at LIBOR plus a margin of 1.75%, for an overall effective rate of 7.39% at December 31, 2006. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. The Term Loan A matures in October 2011 and requires annual principal payments of $12,375 in 2007, $52,500 in 2008, $61,250 in 2009, $87,500 in 2010 and $65,625 in 2011.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Term Loan B

The term loan B bears interest at LIBOR plus a margin of 2.00%, for an overall effective rate of 7.42% at December 31, 2006. The interest rate margin is subject to adjustment depending upon certain financial conditions and can range from 2.00% to 2.25%. The term loan B matures in October 2012 and requires annual principal payments of $378,625 in year 2011 and $1,727,250 in year 2012.

On February 23, 2007, the Company amended and restated its existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on its term loan B by 0.50%, and to amend certain covenants. The new term loan B will bear interest at LIBOR plus 1.50%. If the Company refinances the term loan B prior to February 23, 2008, the Company will be subject to a prepayment penalty of 1.0%, otherwise the payment terms remain the same. In addition, the amount by which the Company can elect to increase the revolving and term loan commitments was changed from $500,000 to $750,000.

Revolving Line of Credit

The Company has an undrawn revolving credit facility totaling $250,000 of which approximately $50,000 was committed for outstanding letters of credit. The Company also has undrawn revolving credit facilities totaling $3,600 associated with several of its joint ventures.

Senior and Senior Subordinated Notes

On February 23, 2007, the Company issued $400,000 of 6 5/8% senior notes due 2013 in a private offering. These senior notes are part of the same series of debt securities as the $500,000 aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The notes are guaranteed by our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments beginning March 15, 2007. The senior notes may be redeemed in whole or part at any time on or after March 15, 2009, at certain specified prices. The Company used the proceeds to pay down the term loan B and also wrote-off $4,000 of term loan B deferred financing costs.

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

Interest rate swaps

As of December 31, 2006, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $1,341,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.88%, which included the term loan B margin of 2.00%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During 2006, 2005, and 2004 the Company accrued net cash benefits of approximately $15,791, $285, and $5,256, respectively from these swaps, which are included in debt expense. During 2005, the Company also incurred additional net cash obligations of $1,461 from these swaps, which is included in swap valuation gains. The Company estimates that approximately $13,000 of existing pre-tax gains in other comprehensive income at December 31, 2006, will be reclassified into income in 2007. As of December 31, 2006, and 2005, the total fair value of these swaps was an asset of $29,544 and $30,756, which were primarily included in other long term assets. Also during 2006, the Company recorded $7,862, net of tax, as an increase to comprehensive income for the changes in fair value of the effective portions of these swaps, or $12,869 before tax.

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

As of December 31, 2006, the Company had approximately 56% of its variable rate debt and approximately 72% of its total debt economically fixed.

As a result of the swap agreements, the Company’s overall credit facility effective weighted average interest rate was 6.61%, based upon the current margins in effect ranging from 1.75% to 2.00%, as of December 31, 2006.

At December 31, 2006, the Company’s overall average effective interest rate was 6.76%.

Debt expense

Debt expense consisted of interest expense of $262,967, $134,429 and $50,323, amortization of deferred financing costs of $10,469, $5,157 and $2,088 for 2006, 2005 and 2004, respectively, and in 2006, included the write off of $3,270 of deferred financing costs. These interest expense amounts are net of capitalized interest.

15.    Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to ten years and contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. The Company has certain equipment leased under capital leases.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2007	$148,442	3,543
2008	136,387	1,321
2009	121,268	843
2010	105,773	688
2011	92,037	684
Thereafter	294,069	1,770

	$897,976	8,849

Less portion representing interest		(1,920)

Total capital lease obligations, including current portion		$6,929

Rent expense under all operating leases for 2006, 2005, and 2004 was $187,139, $109,511 and $75,846, respectively. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $5,765, $6,094 and $7,711 at December 31, 2006, 2005 and 2004, respectively. Capital lease obligations are included in long-term debt. See Note 14 to the Consolidated Financial Statements.

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

On October 5, 2005, the Company’s Board of Directors approved the adoption of the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees designated by the plan administrator whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and, as originally adopted, up to 15% of their base salary into a deferral account maintained by the Company. Effective January 1, 2006, the deferral percentage for base salary was increased to up to 50% of a participant’s base salary. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. Participants are credited with their proportional amount of annual earnings from the plan.

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. The plan is non-qualified and contributions to

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination of each individual participant.

The Company has several deferred non-qualified compensation plans for certain key employees. Company contributions are discretionary and are deposited into a Rabbi Trust. Participants in the plans are subject to a vesting period and typically receive annual distributions from the plan commencing one year after grant date, although in certain situations distributions are paid upon termination or retirement. Participants also have the option to direct their balances into certain investment funds and are credited with their proportional amount of earnings from the investments. The fair value of the assets held in trust as of December 31, 2006, totaled $16,408. The assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance will be recorded as compensation expense.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since 2001. Based on the shares of our common stock outstanding and the market price of our stock on December 31, 2006, these cash bonuses would total approximately $231,000 if a control transaction occurred at that price and our Board of Directors did not modify the program. This amount has not been accrued at December 31, 2006, and will only be accrued upon a change of control. These compensation programs may affect the price an acquirer would be willing to pay.

17.    Contingencies

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

United States Attorney inquiries

On March 4, 2005, the Company received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen (EPO). The Company is producing documents and providing information to the government. The Company is also cooperating, and intends to continue to cooperate, with the government’s investigation, including by

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

On October 25, 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH), and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group, Renal Care Group and DVA Renal Healthcare, which was acquired by the Company in October of 2005. To the Company’s knowledge, no proceedings have been initiated against the Company or DVA Renal Healthcare at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of its historical practices, including billing and other operating procedures and the Company’s financial relationships with physicians. The Company cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, the Company received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena required an update to the information the Company provided in our response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covered the period from May 1996 to May 2002. The Company provided the documents requested and cooperated with the United States Attorney’s Office and the OIG in its investigation. In January 2007, the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia informed the Company that it has decided to close its investigation of DaVita. No charges were made against the Company, no fines were assessed and no mandatory policy changes were required in connection with this investigation.

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services for records relating to EPO claims submitted to Medicare. The claims relate to services provided from 2002 to 2004 by a number of our centers. The request was sent from the OIG’s office in Houston, Texas. The Company have been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. We are cooperating with the inquiry and will be producing the requested records. There appears to be substantial overlap between

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

this issue, and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. EPO utilization was also one of the subjects of the multi-year investigation by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, which was recently closed as described herein. To the best of the Company knowledge, the government has not initiated any proceeding against it in connection with this request although the Company cannot predict whether it will receive further inquiries or whether or when a proceeding might be initiated.

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare related to historical DVA Renal Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. At least one commercial payor has filed an arbitration demand against the Company, as described below, and additional commercial payors have threatened litigation. The Company intends to defend against these claims vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of the Company’s established reserves, with respect to one or more of these claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. The Company is evaluating the claims and intends to vigorously defend itself in the matter. The Company also intends to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, the Company does not expect that an unfavorable result, if any, would have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying DVA Renal Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare. At this time, the Company cannot estimate the potential range of damages, if any. The Company is investigating these claims and continues to vigorously defend itself in the matter.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

In addition to the foregoing, the Company is subject to claims and suits in the ordinary course of business, including from time to time, contractual disputes and professional and general liability claims. The Company believes that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on its financial condition, results of operations or cash flows.

18.    Concentrations

Approximately 65% of the Company’s total dialysis revenue in 2006, 60% in 2005 and 60% 2004 are from government-based programs, principally Medicare and Medicaid. Accounts receivable from Medicare and Medicaid were approximately $250,000 as of December 31, 2006 and 2005. No other single payor accounted for more than 5% of total accounts receivable.

A significant physician-prescribed pharmaceutical administered during dialysis, EPO, is provided by a sole supplier and accounted for approximately one-fourth of net operating revenues. Although the Company currently receives discounted prices for EPO, the supplier has unilateral pricing discretion and in the future the Company may not be able to achieve the same cost levels historically obtained.

19.    Other commitments

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put provisions in joint venture agreements, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which is intended to approximate fair value. As of December 31, 2006, the Company’s potential obligations under these put provisions totaled approximately $192,000 of which approximately $100,000 were exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $11,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of December 31, 2006, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

Other than operating leases, disclosed in Note 15 to the Consolidated Financial Statements, and the letters of credit and the interest rate swap agreements, disclosed in Note 14 to the Consolidated Financial Statements, or as described above the Company has no off balance sheet financing arrangements as of December 31, 2006.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

20.    Florida laboratory

During 2006, 2005, and 2004, the Company recognized a total of $0, $3,771, and $8,293 respectively, in prior years’ Medicare lab recoveries that were previously in dispute related to lab services that were performed in 2001 and 2002. As of December 31, 2006, there are no significant unresolved Medicare lab billing issues. In total the Company has recognized $94,842 in Medicare lab recoveries related to prior years’ billings previously in dispute.

21.    Fair values of financial instruments

Financial instruments consist primarily of cash, accounts receivable, notes receivable, assets available for sale, accounts payable, accrued compensation and benefits, other accrued liabilities, interest rate swap agreements and debt. The balances of the non-debt financial instruments excluding assets available for sale, see Note 16, are presented in the financial statements at December 31, 2006 and 2005 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s credit facility, of which $2,385,125 was outstanding as of December 31, 2006, reflect fair value as they are subject to fees and adjustable rates competitively determined in the marketplace. The fair value of the Company’s senior subordinated notes were approximately $1,362,400 at December 31, 2006 based upon quoted market prices. The fair value of the interest rate swaps were an asset of approximately $29,544 as of December 31, 2006 and $30,756 as of December 31, 2005, which is recorded primarily in other long-term assets.

22.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2006	2005	2004
Cash paid:
Income taxes	$209,982	$82,275	$95,943
Interest	271,711	86,035	48,822
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	—	—	1,295
Contributions to consolidated partnerships	13,568	11,326	9,167
Refinancing charges	—	8,170	—
Liabilities assumed in conjunction with common stock acquisitions	—	300,462	13,991

23.    Selected quarterly financial data (unaudited)

	2006				2005
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$1,272,617	$1,237,041	$1,207,816	$1,163,188	$1,133,315	$644,892	$617,085	$578,626

Operating income	188,511	217,094	171,752	162,075	158,782	105,298	102,431	98,860

Income from continuing operations	74,129	93,091	64,329	57,780	56,411	50,914	48,127	51,970

Discontinued operations, net of tax	—	1,765	(1,092)	(311)	7,738	4,303	4,816	4,364

Net income	74,129	94,856	63,237	57,469	64,149	55,217	52,943	56,334

Basic earnings per share from continuing operations	0.71	0.90	0.62	0.56	0.55	0.50	0.48	0.52

Basic earnings per share	0.71	0.91	0.61	0.56	0.63	0.55	0.53	0.57

Diluted earnings per share from continuing operations	0.70	0.88	0.61	0.55	0.54	0.49	0.46	0.50

Diluted earnings per share	$0.70	$0.90	$0.60	$0.55	$0.61	$0.53	$0.51	$0.55

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

Condensed Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2006
Net operating revenues	$347,087	$4,263,363	$639,690	$(369,478)	$4,880,662
Operating expenses	196,367	3,751,164	527,344	(369,478)	4,105,397
Minority interests and equity income, net	—	—	—	35,833	35,833

Operating income	150,720	512,199	112,346	(35,833)	739,432
Debt (expense), refinancing charges and swap gains, net	16,441	(291,095)	(2,052)	—	(276,706)
Other income, net	11,559	—	1,474	—	13,033
Income tax expense	70,201	116,183	46	—	186,430
Discontinued operations, net of tax	—	362	—		362
Equity earnings in subsidiaries	181,172	75,889	—	(257,061)	—

Net income	$289,691	$181,172	$111,722	$(292,894)	$289,691

For the year ended December 31, 2005
Net operating revenues	$224,501	$2,541,928	$451,141	$(243,652)	$2,973,918
Operating expenses	122,021	2,263,234	344,855	(243,652)	2,486,458
Minority interests and equity income, net				22,089	22,089

Operating income	102,480	278,694	106,286	(22,089)	465,371
Debt (expense)	(32,851)	(108,144)	(2,213)		(143,208)
Other income, net	8,934				8,934
Income tax expense	29,461	93,537	677		123,675
Discontinued operations, net of tax		15,179	6,042		21,221
Equity earnings in subsidiaries	179,541	87,349		(266,890)	—

Net income	$228,643	$179,541	$109,438	$(288,979)	$228,643

For the year ended December 31, 2004
Net operating revenues	$177,370	$1,913,372	$279,578	$(192,990)	$2,177,330
Operating expenses	109,256	1,645,549	222,140	(192,990)	1,783,955
Minority interests and equity income, net				12,249	12,249

Operating income	68,114	267,823	57,438	(12,249)	381,126
Debt (expense) and refinancing charges, net	12,082	(62,633)	(1,860)		(52,411)
Other income, net	4,125				4,125
Income tax expense	32,776	94,935	621		128,332
Discontinued operations, net of tax	—	11,106	6,640		17,746
Equity earnings in subsidiaries	170,709	49,348		(220,057)	—

Net income	$222,254	$170,709	$61,597	$(232,306)	$222,254

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2006
Cash and cash equivalents	$299,430		$10,772		$310,202
Accounts receivable, net		$809,028	123,357		932,385
Other current assets	6,660	448,421	11,828		466,909

Total current assets	306,090	1,257,449	145,957		1,709,496
Property and equipment, net	30,130	689,039	130,797		849,966
Amortizable intangible, net	59,371	142,394	1,956		203,721
Investments in subsidiaries	3,904,797	388,919	—	$(4,293,716)	—
Receivables from subsidiaries	812,201		30,928	(843,129)	—
Other long-term assets and investments	25,190	14,650	20,940		60,780
Goodwill		3,444,224	223,629		3,667,853

Total assets	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

Current liabilities	$166,440	$915,554	$30,178		$1,112,172
Payables to parent		843,129	—	$(843,129)	—
Long-term debt and other long-term liabilities	3,725,415	273,195	12,751		4,011,361
Minority interests			—	122,359	122,359
Shareholders’ equity	1,245,924	3,904,797	511,278	(4,416,075)	1,245,924

Total liabilities and shareholders’ equity	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

As of December 31, 2005
Cash and cash equivalents	$431,811				$431,811
Accounts receivable, net		$749,288	$104,272		853,560
Other current assets	5,877	350,035	13,125		369,037

Total current assets	437,688	1,099,323	117,397		1,654,408
Property and equipment, net	34,319	611,828	103,931		750,078
Amortizable intangible assets, net	73,407	158,980	3,557		235,944
Investments in subsidiaries	3,616,683	333,106		$(3,949,789)	—
Receivables from subsidiaries	1,038,182		8,486	(1,046,668)	—
Other long-term assets and investments	30,273	4,933	9,743		44,949
Goodwill		3,399,112	195,271		3,594,383

Total assets	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

Current liabilities	$285,956	$691,172	$12,605		$989,733
Payables to parent		1,046,668	—	$(1,046,668)	—
Long-term debt and other long-term liabilities	4,093,987	252,759	4,035		4,350,781
Minority interests			—	88,639	88,639
Shareholders’ equity	850,609	3,616,683	421,745	(4,038,428)	850,609

Total liabilities and shareholders’ equity	$5,230,552	$5,607,282	$438,385	$(4,996,457)	$6,279,762

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2006
Cash flows from operating activities
Net income	$289,691	$181,172	$111,722	$(292,894)	$289,691
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(101,863)	167,301	(128,452)	292,894	229,880

Net cash provided by (used in) operating activities	187,828	348,473	(16,730)	—	519,571

Cash flows from investing activities
Additions of property and equipment	(2,582)	(211,953)	(48,173)		(262,708)
Acquisition and divestitures, net	—	(85,153)	(1,351)		(86,504)
Proceeds from discontinued operations	12,742	9,437			22,179
Other items		(59,606)	74,576		14,970

Net cash provided by (used in) investing activities	10,160	(347,275)	25,052		(312,063)

Cash flows from financing activities
Long-term debt	(408,211)	(1,198)	2,450		(406,959)
Other items	77,842				77,842

Net cash (used in) provided by financing activities	(330,369)	(1,198)	2,450		(329,117)

Net (decrease) increase in cash	(132,381)	—	10,772	—	(121,609)
Cash at the beginning of the year	431,811				431,811

Cash at the end of the year	$299,430	$—	$10,772	$—	$310,202

For the year ended December 31, 2005
Cash flows from operating activities
Net income	$228,643	$179,541	$109,438	$(288,979)	$228,643
Changes in operating and intercompany assets and liabilities and non cash items included in net income	104,043	14,471	(150,582)	288,979	256,911

Net cash provided by (used in) operating activities	332,686	194,012	(41,144)	—	485,554

Cash flows from investing activities
Additions of property and equipment	(11,780)	(101,978)	(47,607)		(161,365)
Acquisitions	(3,035,434)	(166,970)			(3,202,404)
Proceeds from discontinued operations	151,587	147,262			298,849
Other items		(68,146)	87,703		19,557

Net cash (used in) provided by investing activities	(2,895,627)	(189,832)	40,096		(3,045,363)

Cash flows from financing activities
Long-term debt	2,776,738	(4,180)	1,048		2,773,606
Other items	(33,965)				(33,965)

Net cash provided by (used in) financing activities	2,742,773	(4,180)	1,048		2,739,641

Net increase in cash	179,832	—	—	—	179,832
Cash at the beginning of the year	251,979				251,979

Cash at the end of the year	$431,811	$—	$—	$—	$431,811

For the year ended December 31, 2004
Cash flows from operating activities
Net income	$222,254	$170,709	$61,597	$(232,306)	$222,254
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(173,238)	203,653	(65,030)	232,306	197,691

Net cash provided by (used in) operating activities	49,016	374,362	(3,433)	—	419,945

Cash flows from investing activities
Additions of property and equipment	(4,416)	(92,478)	(31,434)		(128,328)
Acquisitions		(264,177)	(2,088)		(266,265)
Proceeds from discontinued operations		1,223			1,223
Other items		(21,587)	35,296		13,709

Net cash (used in) provided by investing activities	(4,416)	(377,019)	1,774		(379,661)

Cash flows from financing activities
Long-term debt	202,983	2,657	1,659		207,299
Other items	(57,261)				(57,261)

Net cash provided by financing activities	145,722	2,657	1,659		150,038

Net increase in cash	190,322	—	—	—	190,322
Cash at the beginning of the year	61,657				61,657

Cash at the end of the year	$251,979	$—	$—	$—	$251,979

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 26, 2007.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Mark G. Harrison, James K. Hilger, and Joseph Schohl, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2007

/s/ MARK G. HARRISON Mark G. Harrison	Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ JAMES K. HILGER James K. Hilger	Vice President and Controller (Principal Accounting Officer)	February 26, 2007

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 26, 2007

/s/ RICHARD B. FONTAINE Richard B. Fontaine	Director	February 26, 2007

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 26, 2007

/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	February 26, 2007

/s/ JOHN M. NEHRA John M. Nehra	Director	February 26, 2007

/s/ WILLIAM L. ROPER William L. Roper	Director	February 26, 2007

/s/ ROGER J. VALINE Roger J. Valine	Director	February 26, 2007

/s/ RICHARD C. VAUGHAN Richard C. Vaughan	Director	February 26, 2007

II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 26, 2007, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2006, and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, DaVita Inc. adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/    KPMG LLP

Seattle, Washington

February 26, 2007

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	DVA Renal Healthcare acquisition	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2004	$52,554	—	$40,960	$35,348	$58,166
Year ended December 31, 2005	58,166	68,925	63,666	52,159	138,598
Year ended December 31, 2006	138,598	—	126,203	93,044	171,757

S-2

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(14)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(17)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Amended and Restated Bylaws of DaVita Inc. (formerly Total Renal Care Holdings, Inc.) dated June 3, 2004.(11)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of December 14, 2006.(26)

4.1	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Registration Rights Agreement for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.4	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.5	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(16)

4.6	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(16)

4.7	Rights Agreement, dated as of November 14, 2002, between Davita Inc. and the Bank of New York, as Rights Agent.(27)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Third Amendment to Mr. Thiry’s Employment Agreement, dated March 31, 2005.(15)*

10.5	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.6	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.8	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(11)*

10.9	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(12)*

10.10	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(19)*

10.11	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(18)*

10.12	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(18)*

10.13	Severance and General Release Agreement between DaVita Inc. and Lori Pelliccioni, entered into as of November 3, 2005.(18)*

10.14	Amended and restated Employment Agreement effective as of February 28, 2005, by and between DaVita Inc. and Denise Fletcher.(19)*

10.15	Second Amended and Restated 1994 Equity Compensation Plan.(9)*

10.16	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.17	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.18	First Amended and Restated Special Purpose Option Plan.(9)*

10.19	Amended and Restated 1999 Equity Compensation Plan.(10)*

10.20	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.21	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan.(15)*

10.22	Form of Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.23	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.24	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(16)

10.25	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(16)

10.26	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(19)**

10.27	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(16)**

10.28	Freestanding Dialysis Center Agreement No. 200308359, effective January 1, 2004, between Amgen USA and Gambro Healthcare, Inc.(16)**

10.29	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(16)

10.30	Form of Indemnity Agreement.(19)*

10.31	First Amended and Restated DaVita Inc. Executive Incentive Plan.(15)*

10.32	Post-Retirement Deferred Compensation Arrangement.(19)*

10.33	Memorandum relating to bonus structure for Charles J. McAllister.(19)*

10.34	Memorandum Relating to Bonus Structure for Thomas O. Usilton.(16)*

10.35	Memorandum Relating to Bonus Structure for Joseph Schohl.(16)*

10.36	Director Compensation Philosophy and Plan.(16)*

10.37	DaVita Voluntary Deferral Plan.(16)*

10.38	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc.(20)**

10.39	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger. (21)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.41	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.42	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.43	Employment Agreement, effective September 1, 2006, by and between DaVita Inc. and Mark G. Harrison.(22)*

10.44	Amended and Restated Alliance and Product Supply Agreement dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(23)**

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan)(24)*

10.46	Form of Non-Qualified Stock Option Agreement (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan(24)*

10.47	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan(24)*

10.48	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan(24)*

10.49	Amended Director Compensation Philosophy and Plan(25)

10.50	Amended and Restated 2002 Equity Compensation Plan(25)*

10.51	September 18, 2001 DaVita Inc. Change in Control Bonus Program.(23)

10.52	Form of Indemnity Agreement(26)*

12.1	Computation of Ratios of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(13)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated February 26, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 26, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 26, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 26, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(5)	Filed on August 14, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(11)	Filed on August 5, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(12)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(13)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.
(16)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.
(17)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(18)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Filed on May 8, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(21)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(22)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(24)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.