Form 10-Q
period 2007-03-31
DAVITA INC
filed 2007-05-03
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

March 31, 2007

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

As of April 30, 2007, the number of shares of the Registrant’s common stock outstanding was approximately 105.3 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.7 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three months ended March 31, 2007 and March 31, 2006	1

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2007 and for the year ended December 31, 2006	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signature		38

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Net operating revenues	$1,278,166	$1,163,188
Operating expenses and charges:
Patient care costs	881,585	817,773
General and administrative	113,221	104,168
Depreciation and amortization	45,790	41,891
Provision for uncollectible accounts	33,635	30,080
Minority interests and equity income, net	10,618	7,201

Total operating expenses and charges	1,084,849	1,001,113

Operating income	193,317	162,075
Debt expense	(68,870)	(70,459)
Other income	3,195	3,874

Income from continuing operations before income taxes	127,642	95,490
Income tax expense	51,060	37,710

Income from continuing operations	76,582	57,780
Discontinued operations
Loss on disposal of discontinued operations, net of tax	—	(311)

Net income	$76,582	$57,469

Earnings per share:
Basic earnings per share from continuing operations	$0.73	$0.56

Basic earnings per share	$0.73	$0.56

Diluted earnings per share from continuing operations	$0.72	$0.55

Diluted earnings per share	$0.72	$0.55

Weighted average shares for earnings per share:
Basic	105,013,140	102,581,455

Diluted	106,739,216	105,388,419

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$356,384	$310,202
Short-term investments	5,815	4,734
Accounts receivable, less allowance of $177,458 and $171,757	906,510	932,385
Inventories	69,452	89,119
Other receivables	146,180	148,842
Other current assets	28,500	25,124
Deferred income taxes	235,191	199,090

Total current assets	1,748,032	1,709,496
Property and equipment, net	854,797	849,966
Amortizable intangibles, net	194,741	203,721
Investments in third-party dialysis businesses	1,823	1,813
Long-term investments	33,778	13,174
Long-term assets	41,735	45,793
Goodwill	3,663,091	3,667,853

	$6,537,997	$6,491,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$205,299	$251,686
Other liabilities	441,583	473,219
Accrued compensation and benefits	302,689	341,766
Current portion of long-term debt	34,133	20,871
Income taxes payable	59,342	24,630

Total current liabilities	1,043,046	1,112,172
Long-term debt	3,721,373	3,730,380
Other long-term liabilities	54,398	50,076
Alliance and product supply agreement, net	102,255	105,263
Deferred income taxes	135,286	125,642
Minority interests	127,496	122,359
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 195,000,000 shares authorized; 134,862,283 shares issued; 105,200,346 and 104,636,608 shares outstanding)	135	135
Additional paid-in capital	647,240	630,091
Retained earnings	1,210,094	1,129,621
Treasury stock, at cost (29,661,937 and 30,225,675 shares)	(517,093)	(526,920)
Accumulated other comprehensive income	13,767	12,997

Total shareholders’ equity	1,354,143	1,245,924

	$6,537,997	$6,491,816

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$76,582	$57,469
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	45,790	41,891
Stock-based compensation expense	7,702	5,692
Tax benefits from stock option exercises	6,307	19,515
Excess tax benefits from stock-based compensation	(5,426)	(18,532)
Deferred income taxes	(2,194)	(2,425)
Minority interests in income of consolidated subsidiaries	10,828	8,104
Distributions to minority interests	(10,106)	(5,180)
Equity investment income	(210)	(903)
Loss (gain) on disposal of discontinued operation and other dispositions	1,552	(663)
Non-cash debt and non-cash rent charges	6,946	5,321
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	25,875	(5,558)
Inventories	19,667	(18,911)
Other receivables and other current assets	(4,471)	(17,850)
Other long-term assets	(1,873)	(1,210)
Accounts payable	(46,387)	(32,723)
Accrued compensation and benefits	(33,988)	5,223
Other current liabilities	(31,636)	(1,350)
Income taxes	26,389	(63,828)
Other long-term liabilities	(3,316)	2,354

Net cash provided by (used in) operating activities	88,031	(23,564)

Cash flows from investing activities:
Purchase of investments	(20,975)	—
Additions of property and equipment, net	(49,444)	(47,991)
Acquisitions and purchases of other ownership interests	(189)	(22,845)
Proceeds from divestitures and asset sales	98	17,734
Proceeds from sale of investments	6,236	—
Investments in and advances to affiliates, net	4,650	2,635
Intangible assets	(55)	(5,015)

Net cash used in investing activities	(59,679)	(55,482)

Cash flows from financing activities:
Borrowings	3,898,955	785,231
Payments on long-term debt	(3,894,640)	(898,443)
Deferred financing costs	(4,048)	(2)
Excess tax benefits from stock-based compensation	5,426	18,532
Stock option exercises and other share issuances, net	12,137	21,063

Net cash provided by (used in) financing activities	17,830	(73,619)

Net increase (decrease) in cash and cash equivalents	46,182	(152,665)
Cash and cash equivalents at beginning of period	310,202	431,811

Cash and cash equivalents at end of period	$356,384	$279,146

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	134,862	135	569,751	839,930	(32,927)	(574,013)	14,806	850,609

Comprehensive income:
Net income				289,691				289,691
Unrealized gain on interest rate swaps, net of tax							7,862	7,862
Less reclassification of net swap valuation gains into net income, net of tax							(9,671)	(9,671)

Total comprehensive income								287,882

Stock purchase shares issued			1,861		80	1,403		3,264
Stock unit shares issued			(1,860)		160	2,790		930
Stock option shares issued			(5,023)		2,461	42,900		37,877
Stock-based compensation expense			26,389					26,389
Tax benefits from stock awards exercised			38,973					38,973

Balance at December 31, 2006	134,862	135	630,091	1,129,621	(30,226)	(526,920)	12,997	1,245,924

Comprehensive income:
Net income				76,582				76,582
Unrealized (loss) on interest rate swaps, net of tax							(748)	(748)
Less reclassification of net swap valuation gains into net income, net of tax							(2,728)	(2,728)
Unrealized gain on investments, net of tax							4,246	4,246

Total comprehensive income								77,352

Cumulative effect of change in accounting principal—SFAS Interpretation No. (FIN) 48				3,891				3,891
Stock purchase shares issued			3,831		124	2,160		5,991
Stock unit shares issued			(626)		50	876		250
Stock options exercised			543		390	6,791		7,334
Stock-based compensation expense			7,702					7,702
Tax benefits from stock awards exercised			5,699					5,699

Balance at March 31, 2007	134,862	$135	$647,240	$1,210,094	(29,662)	$(517,093)	$13,767	$1,354,143

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Prior year balances and amounts have been classified to conform to the current year presentation.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Three months ended March 31,
	2007	2006
	(shares in thousands)
Basic:
Income from continuing operations	$76,582	$57,780
Loss on disposal of discontinued operations, net of tax	—	(311)

Net income	$76,582	$57,469

Weighted average shares outstanding during the period	104,995	102,558
Vested stock units	18	23

Weighted average shares for basic earnings per share calculations	105,013	102,581

Basic earnings per share from continuing operations, net of tax	$0.73	$0.56
Loss on disposal of discontinued operations, net of tax	—	—

Basic net income per share	$0.73	$0.56

Diluted:
Income from continuing operations	$76,582	$57,780
Loss on disposal of discontinued operations, net of tax	—	(311)

Net income for diluted earnings per share calculation	$76,582	$57,469

Weighted average shares outstanding during the period	104,995	102,558
Vested stock units	18	23
Assumed incremental shares from stock plans	1,726	2,807

Weighted average shares for diluted earnings per share calculation	106,739	105,388

Diluted earnings per share from continuing operations, net of tax	$0.72	$0.55
Loss on disposal of discontinued operations, net of tax	—	—

Diluted net income per share	$0.72	$0.55

Shares associated with stock options and stock appreciation rights that have exercise or base prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended March 31,
	2007	2006
Stock award shares not included in computation (shares in 000’s)	1,066	77
Exercise price range of shares not included in computation:
Low	$54.15	$56.92
High	$60.21	$60.21

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.	Stock-based compensation

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through March 31, 2007. For the first three months of 2006 stock-based compensation includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted in the first three months of 2006. Prior to 2006, the Company recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in 2007 and all prior periods. During the first quarter of 2007, the Company granted 2,795,000 stock options and stock-settled appreciation rights with a grant-date fair value of $38,697, and with a weighted-average expected life of approximately 3.75 years.

For the three months ended March 31, 2007 and March 31, 2006, the Company recognized $7,702 and $5,692, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through March 31 was $2,889 for 2007 and $2,214 for 2006. As of March 31, 2007, there was $91,681 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.8 years.

During the three months ended March 31, 2007 and 2006, the Company received $7,334 and $18,856, respectively in cash proceeds from stock option exercises and $6,307 and $19,515, respectively, in actual tax benefits upon the exercise of stock awards.

4.	Long-term debt

Long-term debt was comprised of the following:

	March 31, 2007	December 31, 2006
Term loan A	$279,250	$279,250
Term loan B	1,705,875	2,105,875
Senior and senior subordinated notes	1,750,000	1,350,000
Capital lease obligations	6,581	6,929
Acquisition obligations and other notes payable	8,780	9,197
Premium on the 6 5/8% Senior Notes	5,020	—

	3,755,506	3,751,251
Less current portion	(34,133)	(20,871)

	$3,721,373	$3,730,380

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Scheduled maturities of long-term debt at March 31, 2007 were as follows:

2007	$19,863
2008	55,761
2009	63,263
2010	88,068
2011	66,106
2012	1,706,479
Thereafter	1,750,946

On February 23, 2007, the Company issued $400,000 of 6 5/8% senior notes due 2013 in a private offering, realizing $405,080 in proceeds, which included a $5,080 premium, and incurred $2,355 in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500,000 aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400,000 of 6 5/8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments beginning March 15, 2007. The senior notes may be redeemed in whole or part at any time on or after March 15, 2009, at certain specified prices. In connection with the issuance of the $400,000 6 5/8% senior notes, the Company also entered into a registration rights agreement that imposes additional interest if the Company does not consummate an effective exchange offer by September 21, 2007. The Company used $400,000 of these proceeds to pay down its term loan B and also wrote-off $4,188 of term loan B deferred financing costs, which is included in debt expense.

The Company’s senior and senior subordinated notes, as of March 31, 2007, consisted of $900,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015.

On February 23, 2007, the Company amended and restated its existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on its term loan B by 0.50%, and to amend certain financial covenants. The new term loan B bears interest at LIBOR plus 1.50%, for an overall effective rate of 5.73%, including the impact of the Company’s swap agreements as of March 31, 2007. If the Company refinances the term loan B prior to February 23, 2008, the Company will be subject to a prepayment penalty of 1.0%, otherwise the payment terms remain the same. Other terms that were changed included the amount by which the Company can elect to increase the revolving and term loan commitments from $500,000 to $750,000 and certain limitations on the purchases, redemption or acquisitions of capital stock, the payment of dividends and distribution in cash, and growth capital expenditures, including acquisition expenditures, will be eliminated if the Company’s leverage ratio is less than 3.5:1. The Company incurred deferred financing costs of $1,693 and expensed $248 of other costs in connection with this transaction, which are included in debt expense.

On February 27, 2007, the Company’s interest rate margin on its term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. The term loan A currently bears interest at LIBOR plus 1.50%, for an overall effective rate of 6.82% as of March 31, 2007. The margin is subject to adjustment depending upon changes in certain financial ratios of the Company and can range from 1.50% to 2.25% for the term loan A, as well as for the revolving credit facility.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

On April 25, 2007, the Company made a principal prepayment of $50,000 on its term loan A. Therefore, the Company’s scheduled mandatory principal payments on the term loan A are due as follows: $14,875 in 2008, $61,250 in 2009, $87,500 in 2010, and $65,625 in 2011.

As of March 31, 2007, the Company maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,265,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on the Company’s debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.38% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 and 2010 and require quarterly interest payments. During the first three months of 2007, the Company accrued net benefits of $4,172 from these swaps which is included in debt expense. As of March 31, 2007, the total fair value of these swaps was an asset of $23,205 and is principally included in other long-term assets.

Total comprehensive income for the three months ended March 31, 2007 was $77,352, including reductions to other comprehensive income for valuation losses and reclassification of gains on swaps of $3,476, net of tax, and increases in other comprehensive income for unrealized gains on investments of $4,246 net of tax.

Total comprehensive income for the three months ended March 31, 2006 was $63,667, including other comprehensive income valuation gains on swaps of $6,198, net of tax.

As of March 31, 2007, the interest rates were economically fixed on approximately 64% of the Company’s variable rate debt and approximately 81% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.92%, based upon the current margins in effect of 1.50%, as of March 31, 2007.

The Company’s overall average effective interest rate excluding amortization of deferred financing costs during the first quarter of 2007 was 6.64% and as of March 31, 2007 was 6.40%.

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

In February 2001, the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia contacted the Company and requested its cooperation in a review of some of its historical practices, including billing and other operating procedures and the Company’s financial relationships with physicians. The Company cooperated in this review and provided the requested records to the U.S. Attorney’s Office. In May 2002, the Company received a subpoena from the U.S. Attorney’s Office and the Philadelphia Office of the Office of Inspector General of the Department of Health and Human Services (OIG). The subpoena required an update to the information the Company provided in its response to the February 2001 request, and also sought a wide range of documents relating to pharmaceutical and other ancillary services provided to patients, including laboratory and other diagnostic testing services, as well as documents relating to the Company’s financial relationships with physicians and pharmaceutical companies. The subpoena covered the period from May 1996 to May 2002. The Company provided the documents requested and cooperated with the United States Attorney’s Office and the OIG in its investigation. In January 2007, the U.S. Attorney’s Office for the Eastern District of Pennsylvania in Philadelphia informed the Company that it decided to close its

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

investigation of DaVita. No charges were made against the Company, no fines were assessed and no mandatory policy changes were required in connection with this investigation.

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services for records relating to EPO claims submitted to Medicare. The claims relate to services provided from 2002 to 2004 by a number of our centers. The request was sent from the OIG’s office in Houston, Texas. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. The Company is cooperating with the inquiry and is producing the requested records. There appears to be substantial overlap between this issue, and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. EPO utilization was also one of the subjects of the multi-year investigation by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, which was recently closed as described herein. To the best of the Company’s knowledge, the government has not initiated any proceeding against it in connection with this request although the Company cannot predict whether it will receive further inquiries or whether or when a proceeding might be initiated.

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

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put provisions in joint venture agreements, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of March 31, 2007, the Company’s potential obligations under these put provisions totaled approximately $201,000 of which approximately $100,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $13,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-life entities which dissolve after terms of ten to fifty years. As of March 31, 2007, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

7.	Investments

In accordance with SFAS No. 115 and based on the Company’s intentions and strategy involving investments, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and debt securities classified as available for sale are recorded at fair value.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The Company’s investments consist of the following:

	March 31, 2007			December 31, 2006
	Held to Maturity	Available For Sale	Total	Held to Maturity	Available For Sale	Total
Certificates of Deposit, due less than 1 year	$1,515	$—	$1,515	$1,500	$—	$1,500
Investments in mutual funds	—	11,438	11,438	—	16,408	16,408
NxStage, Inc. common stock	—	26,640	26,640	—	—	—

	$1,515	$38,078	$39,593	$1,500	$16,408	$17,908

Short-term investments	$1,515	$4,300	$5,815	$1,500	$3,234	$4,734
Long-term investments	—	33,778	33,778	—	13,174	13,174

	$1,515	$38,078	$39,593	$1,500	$16,408	$17,908

The cost of the certificates of deposit and the investments in mutual funds approximates fair value. The cost of the Company’s investment in NxStage, Inc. common stock was $20,000, see description below. During the three months ended March 31, 2007, the Company recorded $4,246 of unrealized gains, net of tax, in other comprehensive income associated with changes in the fair value of the these investments. During the first quarter of 2007, the Company sold investments in mutual funds totaling $6,236, and did not recognize any significant gain or loss on these transactions.

On February 7, 2007, the Company entered into a National Provider Agreement with NxStage, Inc. The agreement provides the Company the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, the Company purchased outright all of its NxStage System One equipment currently in use for $5,100, and will purchase a majority of its future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, the Company purchased 2 million shares of NxStage common stock in a private placement offering for $20,000, representing an ownership position of approximately 7% of NxStage. The Company also entered into a Registration Rights Agreement under which NxStage has agreed to register the shares.

8.	Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 (FIN 48) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met.

As a result of implementing FIN 48, the Company recognized an increase of $22,900 to the beginning balance of its current and long-term deferred tax assets, offset by increases in its current and long-term income taxes payable of $19,000. This net recognized tax benefit of $3,900 was recorded as an increase to the beginning balance of retained earnings on January 1, 2007. The Company also recorded a decrease of $4,950 to the beginning balance of current and long-term deferred tax liabilities, and a corresponding decrease to Goodwill as a result of recognizing tax benefits associated with our acquisition of DVA Renal Healthcare.

As of January 1, 2007, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $27,900, of which it is reasonably possible that a decrease of $21,000 will be recognized within the next 12 months, primarily related to the filing of a tax accounting method change request for recently acquired entities. This change will have no impact on the Company’s effective tax rate. As of January 1, 2007 unrecognized tax benefits totaling $6,500 would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. As of January 1, 2007, the Company has accrued approximately $1,300 in interest and penalties related to unrecognized tax benefits.

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal state and local examinations by tax authorities for years before 2001. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. federal income tax returns for 2003 through 2004. It is anticipated that this examination will be completed during the second quarter of 2007. The Company does not anticipate any material impact to its consolidated financial statements as a result of this examination.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended March 31, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$91,348	$1,109,229	$174,916	$(97,327)	$1,278,166
Operating expenses	46,981	982,758	141,819	(97,327)	1,074,231
Minority interests	—	—	—	10,618	10,618

Operating income	44,367	126,471	33,097	(10,618)	193,317
Debt (expense) income	(69,499)	(68,996)	(424)	70,049	(68,870)
Other income	72,856	—	388	(70,049)	3,195
Income tax expense	18,612	32,448	—	—	51,060
Discontinued operations, net of tax	—	—	—	—	—
Equity earnings in subsidiaries	47,470	22,443	—	(69,913)	—

Net income	$76,582	$47,470	$33,061	$(80,531)	$76,582

For the three months ended March 31, 2006	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$80,280	$1,021,729	$147,238	$(86,059)	$1,163,188
Operating expenses	45,540	914,388	120,043	(86,059)	993,912
Minority interests	—	—	—	7,201	7,201

Operating income	34,740	107,341	27,195	(7,201)	162,075
Debt (expense) income	(70,954)	(71,483)	(609)	72,587	(70,459)
Other income	76,461	—	—	(72,587)	3,874
Income tax expense	15,696	21,968	46	—	37,710
Discontinued operations, net of tax	—	(311)	—	—	(311)
Equity earnings in subsidiaries	32,918	19,339	—	(52,257)	—

Net income	$57,469	$32,918	$26,540	$(59,458)	$57,469

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of March 31, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$341,354	$—	$15,030	—	$356,384
Accounts receivable, net	—	792,058	114,452	—	906,510
Other current assets	9,710	463,232	12,196	—	485,138

Total current assets	351,064	1,255,290	141,678	—	1,748,032
Property and equipment, net	32,400	687,522	134,875	—	854,797
Amortizable intangibles, net	56,678	136,350	1,713	—	194,741
Investments in subsidiaries	3,989,886	420,657	—	$(4,410,543)	—
Receivables from subsidiaries	789,797	—	71,023	(860,820)	—
Other long-term assets and investments	53,038	1,818	22,480	—	77,336
Goodwill	—	3,439,457	223,634	—	3,663,091

Total assets	$5,272,863	$5,941,094	$595,403	$(5,271,363)	$6,537,997

Current liabilities	$167,561	$840,184	$35,301	—	$1,043,046
Payables to parent and subsidiaries	—	860,820	—	$(860,820)	—
Long-term debt and other long-term liabilities	3,751,159	250,204	11,949	—	4,013,312
Minority interests	—	—	—	127,496	127,496
Shareholders’ equity	1,354,143	3,989,886	548,153	(4,538,039)	1,354,143

Total liabilities and shareholders’ equity	$5,272,863	$5,941,094	$595,403	$(5,271,363)	$6,537,997

As of December 31, 2006
Cash and cash equivalents	$299,430	$—	$10,722	—	$310,202
Accounts receivable, net	—	809,028	123,357	—	932,385
Other current assets	6,660	448,421	11,828	—	466,909

Total current assets	306,090	1,257,449	145,957	—	1,709,496
Property and equipment, net	30,130	689,039	130,797	—	849,966
Amortizable intangibles, net	59,371	142,394	1,956	—	203,721
Investments in subsidiaries	3,904,797	388,919	—	$(4,293,716)	—
Receivables from subsidiaries	812,201	—	30,928	(843,129)	—
Other long-term assets and investments	25,190	14,650	20,940	—	60,780
Goodwill	—	3,444,224	223,629	—	3,667,853

Total assets	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

Current liabilities	$166,440	$915,554	$30,178	—	$1,112,172
Payables to parent and subsidiaries	—	843,129	—	$(843,129)	—
Long-term debt and other long-term liabilities	3,725,415	273,195	12,751	—	4,011,361
Minority interests	—	—	—	122,359	122,359
Shareholders’ equity	1,245,924	3,904,797	511,278	(4,416,075)	1,245,924

Total liabilities and shareholders’ equity	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$76,582	$47,470	$33,061	$(80,531)	$76,582
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(34,743)	(2,008)	(32,331)	80,531	11,449

Net cash provided by operating activities	41,839	45,462	730	—	88,031

Cash flows from investing activities Additions of property and equipment, net	(3,750)	(35,688)	(10,006)	—	(49,444)
Acquisitions and purchases of other ownership interests	—	(189)	—	—	(189)
Proceeds from divestitures and asset sales	—	98	—	—	98
Purchase of investments and other items	(14,724)	(9,501)	14,081	—	(10,144)

Net cash (used in) provided by investing activities	(18,474)	(45,280)	4,075	—	(59,679)

Cash flows from financing activities Long-term debt	5,044	(182)	(547)	—	4,315
Other items	13,515	—	—	—	13,515

Net cash provided by (used in) financing activities	18,559	(182)	(547)	—	17,830

Net increase in cash and cash equivalents	41,924	—	4,258	—	46,182
Cash and cash equivalents at beginning of period	299,430	—	10,772	—	310,202

Cash and cash equivalents at end of period	$341,354	$—	$15,030	$—	$356,384

For the three months ended March 31, 2006
Cash flows from operating activities
Net income	$57,469	$32,918	$26,540	$(59,458)	$57,469
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(145,760)	30,360	(25,091)	59,458	(81,033)

Net cash (used in) provided by operating activities	(88,291)	63,278	1,449	—	(23,564)

Cash flows from investing activities Additions of property and equipment, net	(7,021)	(36,459)	(4,511)	—	(47,991)
Acquisitions and purchases of other ownership interests	—	(22,845)	—	—	(22,845)
Proceeds from divestitures and asset sales	12,742	4,992	—	—	17,734
Other items	—	(8,681)	6,301	—	(2,380)

Net cash provided by (used in) investing activities	5,721	(62,993)	1,790	—	(55,482)

Cash flows from financing activities Long-term debt	(112,676)	(285)	(251)	—	(113,212)
Other items	39,593	—	—	—	39,593

Net cash used in financing activities	(73,083)	(285)	(251)	—	(73,619)

Net (decrease) increase in cash and cash equivalents	(155,653)	—	2,988	—	(152,665)
Cash and cash equivalents at beginning of period	419,546	—	12,265	—	431,811

Cash and cash equivalents at end of period	$263,893	$—	$15,253	$—	$279,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, the impact of the DVA Renal Healthcare acquisition and our related level of indebtedness on our financial performance, including earnings per share, and anticipated integration costs. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the subpoena from the U.S. Attorney’s Office for the Eastern District of New York, and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, the successful integration of DVA Renal Healthcare, including its billing and collection operations and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

Our operating results for the first quarter of 2007 compared with the prior sequential quarter and the same quarter of last year were as follows:

Continuing Operations	Quarter ended
	March 31, 2007		December 31, 2006		March 31, 2006
	(dollar amounts rounded to nearest million, except per treatment data)
Total operating revenues	$1,278	100%	$1,273	100%	$1,163	100%

Operating expenses and charges:
Patient care costs	882	69%	873	69%	818	70%
General and administrative	113	9%	124	10%	104	9%
Depreciation and amortization	46	4%	45	4%	42	4%
Provision for uncollectible accounts	34	3%	33	3%	30	3%
Minority interest and equity income, net	11	1%	9	1%	7	1%

Total operating expenses and charges	1,085	85%	1,084	85%	1,001	86%

Operating income	$193		$189		$162

Dialysis treatments	3,700,271		3,723,198		3,501,032
Average dialysis treatments per treatment day	47,807		47,369		45,468
Average dialysis revenue per dialysis treatment (including the lab)	$338		$334		$327

Net Operating Revenues

Total operating revenues. Net operating revenues for the first quarter of 2007 increased by approximately $5.5 million or approximately 0.4%, compared with the fourth quarter of 2006. The increase in net operating revenues was primarily due to an increase in the average dialysis revenue per treatment. The increase in the average dialysis revenue per treatment of approximately $4 resulted primarily from improvements in revenue capture and cash collection performance, increases in the intensity of physician prescribed pharmaceuticals, favorable changes in the mix of non-government payors and increases in government reimbursement for pharmaceuticals. Net operating revenues for the first quarter of 2007 were also impacted by fewer treatment days in the first quarter of 2007, which offset growth in the number of treatments primarily attributable to non-acquired treatment growth from existing and new centers of 4.0%.

The substantial increase in net operating revenues of approximately $115 million, or 9.9% in the first quarter of 2007, as compared to the first quarter of 2006, was principally due to an increase in the number of treatments of approximately 5.4%, an increase in the average dialysis revenue per treatment of approximately 3.4%, and an increase of approximately 1.0% due to additional lab and management fees and revenue from ancillary services and strategic initiatives. The increase in the number of treatments of 5.4% was primarily attributable to non-acquired annual treatment growth from existing and new centers of approximately 4.0% and growth through acquisitions of approximately 1.4%. The increase in the average dialysis revenue per treatment was due primarily to increases in our standard commercial payment rates, improvements in revenue capture and cash collections and increases in government reimbursement for pharmaceuticals.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 69.0% of total operating revenues for the first quarter of 2007, as compared to 68.6% and 70.3% for the fourth quarter of 2006 and the first quarter of 2006, respectively. On a per treatment basis, patient care costs increased approximately $4 as compared to the fourth quarter of 2006, and increased approximately $5 as compared with the first quarter of 2006. The increase in the per treatment costs in the first quarter of 2007 as compared to the fourth quarter of 2006 was primarily attributable to higher pharmaceutical costs and an increase in the operating expenses of our dialysis centers. The increase in the per treatment costs in the first quarter of 2007 as compared to the first quarter of 2006 was primarily attributable to higher labor and benefit costs and increases in the operating costs of our dialysis centers.

General and administrative expenses. General and administrative expenses were 8.9% of total operating revenues for the first quarter of 2007, as compared to 9.8% and 9.0% for the fourth quarter of 2006 and first quarter of 2006, respectively. In absolute dollars, general and administrative expenses for the first quarter of 2007 decreased by approximately $11.0 million from the fourth quarter of 2006. The decrease in the first quarter of 2007 compared to the fourth quarter of 2006 was principally due to the timing of expenditures that occurred in the fourth quarter of 2006 for professional fees including legal and compliance initiatives, severance costs, other facility and maintenance costs, and license fees. The increase in absolute dollars in the first quarter of 2007 as compared to the first quarter of 2006 was primarily attributable to higher labor and benefit costs, related integration costs, and stock-based compensation costs, offset by the timing of certain charges and expenditures primarily for severance costs and professional fees related to legal and compliance initiatives associated with our government investigations.

Depreciation and amortization. The increase in depreciation and amortization in the first quarter of 2007 as compared to the fourth quarter of 2006 was primarily due to growth through new center developments and expansions.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable was 2.6% for all quarters presented. The current provision level of 2.6% may increase if we encounter unanticipated problems with the integration of our billing and collecting systems.

Debt expense. Debt expense of $68.9 million in the first quarter of 2007 decreased by approximately $1.0 million from the fourth quarter of 2006. Excluding the write-offs of deferred financing costs and other costs of approximately $4.4 million and $3.3 million that are included in debt expense for the first quarter of 2007 and in the fourth quarter of 2006, respectively, debt expense would have decreased by approximately $2.2 million. The decrease was primarily due to reductions in the interest rate margins on our term loans, as well as changes in the mix of our outstanding debt instruments that have lower interest rates, partially offset by increases in the LIBOR-based variable interest rates on the unhedged portion of our debt. The overall average effective interest rate excluding amortization of deferred financing costs for the first quarter of 2007 was 6.6% compared to 6.7% for the fourth quarter of 2006.

For the first quarter of 2007, debt expense decreased by approximately $6.0 million, excluding the write-off of deferred financing costs and the costs associated with repricing our term loan B totaling approximately $4.4 million, as compared to the first quarter of 2006. The decrease was attributable to principal prepayments made during the year resulting in lower average outstanding borrowings and lower interest rate margins on our term loans, offset by increases in the LIBOR-based variable interest rates on the unhedged portion of our debt.

Debt expense in the first quarter of 2007 and in the fourth quarter of 2006 included write-offs of deferred financing costs of approximately $4.2 million and $3.3 million, respectively, associated with the principal prepayments on our term loans. Debt expense in the first quarter of 2007 also included approximately $0.2 million of other costs that were expensed in connection with the repricing of the term loan B.

Minority interests and equity income, net. Minority interests and equity income was $10.6 million for the first quarter of 2007, a net increase of approximately $1.6 million as compared to the fourth quarter of 2006. This increase reflects an ongoing trend toward a higher percentage of our new and existing centers having minority partners, as well as growth in the profitability of our joint ventures.

Accounts receivable

Our accounts receivable balances at March 31, 2007 and December 31, 2006 were $907 million and $932 million respectively, which represented approximately 66 and 70 days of revenue, respectively, net of bad debt provision. The decrease in our DSO was primarily due to improved cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the first quarter of 2007 in the amount of unreserved accounts receivable or the amounts pending approval from third-party payors.

Outlook

Outlook for 2007. We are revising our 2007 operating income guidance: Operating income is now projected to be in the range of $740-$780 million. Our previous guidance was for operating income to be in the range of $700-$760 million. While it is too early to estimate, it looks like 2008 operating income will be in the same range as our current guidance for 2007 reflecting the fact that we expect some private rate compression, but cannot predict when it will happen as we proceed through the next 24 months. Operating cash flow for 2007 is currently projected to be in the range of $460–$510 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the subpoena from the U.S. Attorney’s Office for the Eastern District of New York and the subpoenas from the U.S. Attorney’s Office for the Eastern District of Missouri, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, and the successful integration of DVA Renal Healthcare, including its billing and collection operations. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the forward looking statements and associated risks as discussed in Item 2 on page 18 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2007 was $88 million, compared to $(24) million during the first quarter of 2006. The first quarter of 2006, included an income tax payment of approximately $85 million associated with the divestitures of certain of our centers in conjunction with the acquisition of DVA Renal Healthcare. Non-operating cash outflows for the first quarter of 2007 included capital asset expenditures of $49 million, of which $21 million was for new center developments and relocations. Non-operating cash outflows for the first quarter of 2006 included capital asset expenditures of approximately $48 million, of which $26 million was for new center developments, and an additional $23 million for acquisitions. During the first quarter of 2007, we opened 11 new dialysis centers, discontinued providing administrative services to two third-party owned centers and closed one center. During the first quarter of 2006, we acquired 6 dialysis centers, opened 6 new dialysis centers, and divested 3 centers and closed 3 centers.

We expect to spend $110 to $120 million in 2007 for capital asset expenditures related to routine maintenance items and information technology equipment and approximately $200 million to $220 million for new center development, relocations and acquisitions. In 2007 we anticipate adding a similar number of centers as 2006, which was 55 centers. We currently expect to generate approximately $460 million to $510 million of operating cash flow in 2007.

On February 7, 2007, we entered into a National Provider Agreement with NxStage, Inc. The agreement provides us the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, we purchased outright all of our NxStage System One equipment currently in use for $5.1 million, and will purchase a majority of our future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, we purchased 2 million shares of NxStage common stock in a private placement offering for $20 million, representing an ownership position of approximately 7% of NxStage. We also entered into a Registration Rights Agreement under which NxStage has agreed to register the shares.

On February 23, 2007, we issued $400 million of 6 5/8% senior notes due 2013 in a private offering, realizing approximately $405 million in proceeds, which included a $5 million premium, and incurred $2.4 million in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500 million aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400 million of 6 5/8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments beginning March 15, 2007. The senior notes may be redeemed in whole or part at any time on or after March 15, 2009, at certain specified prices. In connection with the issuance of the $400 million 6 5/8% senior notes, we also entered into a registration rights agreement that imposes additional interest if we do not consummate an effective exchange offer by September 21, 2007. We used $400 million of these proceeds to pay down our term loan B and also wrote-off approximately $4.2 million of term loan B deferred financing costs, which is included in debt expense.

Our senior and senior subordinated notes, as of March 31, 2007, consisted of $900,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015.

On February 23, 2007, we amended and restated our existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on our term loan B by 0.50%, and to amend certain financial covenants. The new term loan B bears interest at LIBOR plus 1.50%, for an overall effective rate of 5.73%, including the impact of our swap agreements as of March 31, 2007. If we refinance the term loan B prior to February 23, 2008, we will be subject to a prepayment penalty of 1.0%, otherwise the payment terms remain the same. Other terms that were changed included the amount by which we can elect to increase the revolving and term loan commitments from $500 million to $750 million and certain limitations on the purchases, redemption or acquisitions of capital stock, the payment of dividends and distribution in cash, and growth capital expenditures, including acquisition expenditures, will be eliminated if our leverage ratio is less than 3.5:1. We incurred approximately $1.7 million of deferred financing costs and expensed approximately $0.2 million of other costs in connection with this transaction, which are included in debt expense.

On February 27, 2007, our interest rate margin on our term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. The term loan A currently bears interest at LIBOR plus 1.50%, for an overall effective rate of 6.82% at March 31, 2007. The margin is subject to adjustment depending upon changes in certain of our financial ratios and can range from 1.50% to 2.25% for the term loan A as well as for the revolving credit facility.

On April 25, 2007, we made a principal prepayment of $50 million on our term loan A. Therefore, our scheduled mandatory principal payments on the term loan A are due as follows: $14.9 million in 2008, $61.3 million in 2009, $87.5 million in 2010 and $65.6 million in 2011.

As of March 31, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,265 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.38% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first three months of 2007, we accrued net benefits of $4.2 million from these swaps which is included in debt expense. As of March 31, 2007, the total fair value of these swaps was an asset of $23.2 million. We recorded $3.5 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps as well as amounts that were reclassified into income during the first quarter of 2007. We also recorded $4.2 million, net of tax in the first quarter of 2007, as an increase to comprehensive income related to unrealized gains on investments.

As of March 31, 2007, the interest rates were economically fixed on approximately 64% of our variable rate debt and approximately 81% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.92%, based upon the current margins in effect of 1.50%, as of March 31, 2007.

Our overall average effective interest rate excluding amortization of deferred financing costs during the first quarter of 2007 was 6.64% and as of March 31, 2007 was 6.40%.

We have undrawn revolving credit facilities totaling $250 million of which approximately $50 million was committed for outstanding letters of credit. We also have undrawn revolving credit facilities totaling $3.6 million associated with several of our joint ventures.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through March 31, 2007. For the first three months of 2006 stock-based compensation includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted in the first three months of 2006. Prior to 2006, we recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in 2007 and all prior periods. During the first quarter of 2007, we granted 2.8 million stock options and stock-settled appreciation rights with a grant date fair value of $38.7 million and with a weighted-average expected life of approximately 3.75 years.

For the three months ended March 31, 2007 and March 31, 2006, we recognized $7.7 million and $5.7 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through March 31 was $2.9 million for 2007 and $2.2 million for 2006. As of March 31, 2007, there was $91.7 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.8 years.

During the three months ended March 31, 2007 and 2006, the Company received $7.3 million and $18.9 million, respectively, in cash proceeds from stock option exercises and $6.3 million and $19.5 million, respectively, in actual tax benefits upon the exercise of stock awards.

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

The following is a summary of these contractual obligations and commitments as of March 31, 2007 reflecting changes that have occurred with our debt instruments during the first quarter of 2007 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$17	$118	$153	$3,456	$3,744
Interest payments on senior and senior subordinated notes	91	243	243	269	846
Capital lease obligations	3	1	1	2	7
Operating leases	114	264	204	310	892

	$225	$626	$601	$4,037	$5,489

Potential cash requirements under existing commitments:
Letters of credit	$50				$50
Acquisition of dialysis centers	100	40	37	24	201
Working capital advances to third-parties under administrative services agreements	13				13

	$163	$40	$37	$24	$264

Not included above are interest payments related to our credit facilities. Our credit facilities as of March 31, 2007 bear interest at LIBOR plus margins of 1.50%. The term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At March 31, 2007 our credit facilities had an overall effective weighted average interest rate of 5.92%. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $119 million of interest over the next twelve months.

In addition to the above commitments, we entered into an Alliance and Product Supply Agreement on October 5, 2005, with Gambro AB and Gambro Renal Products, Inc. in conjunction with our acquisition of DVA Renal Healthcare that committed us to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices over the next ten years. The Alliance and Product Supply Agreement was amended on August 25, 2006 to reduce our purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment currently affected by an import ban issued by the U.S. Food and Drug Administration if the import ban is not lifted by June 30, 2007. The amended supply agreement continues to require us to purchase a significant majority of our hemodialysis product supplies and equipment at fixed prices. Our total expenditures for the three months ended March 31, 2007 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the amended supply agreement will depend upon a number of factors, including the operating and capital requirements of our centers, the number of centers we acquire, growth of our existing centers, Gambro Renal Products’ ability to meet our needs and Gambro Renal Products’ ability to have the import ban lifted by June 30, 2007.

The settlements of existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant New Accounting Standards

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 (FIN 48) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. See Note 8 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

The table below provides information, as of March 31, 2007, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair Value
	2007	2008	2009	2010	2011	2012
	(dollars in millions)
Long Term Debt
Fixed Rate	$4	$2	$1	$1	$0	$1	$1,751	$1,760	6.93%	$1,769
Variable rate	$16	$54	$62	$87	$66	$1,706	$—	$1,991	5.93%	$1,991

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2007	2008	2009	2010	2011
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,265	$297	$378	$401	$189	$—	3.08% to 4.27%	LIBOR	$23.2

As of March 31, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,265 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.38% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first three months of 2007, we accrued net benefits of $4.2 million from these swaps which is included in debt expense. As of March 31, 2007, the total fair value of these swaps was an asset of $23.2 million. We recorded $3.5 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps as well as amounts that were reclassified into income during the first quarter of 2007. We also recorded $4.2 million, net of tax in the first quarter of 2007, as an increase to comprehensive income related to unrealized gains on investments.

As of March 31, 2007, the interest rates were economically fixed on approximately 64% of our variable rate debt and approximately 81% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.92%, based upon the current margins in effect of 1.50% as of March 31, 2007.

Our overall average effective interest rate excluding amortization of deferred financing costs during the first quarter of 2007 was 6.64% and as of March 31, 2007 was 6.40%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supercedes the description of the risk factors associated with our business previously disclosed in Part I Item IA of our Annual Report and Form 10-K for the fiscal year ended December 31, 2006. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis revenue for the quarter ended March 31, 2007 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. We expect that some of our commercial reimbursement rates will be materially lower in the future as a result of general conditions in the market, recent and future consolidations among commercial payors, downward trends in health insurance premiums, increased focus on dialysis services, our acquisition of DVA Renal Healthcare, including the reconciliation of existing contracts with differing rates, and other factors. We are continuously in the process of negotiating agreements with our commercial payors. In the event that our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. In addition, we believe that payors and employers continue to encourage members to obtain care with in-network providers and network rates are typically lower than out-of-network rates. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis revenue for the quarter ended March 31, 2007 was generated from patients who have Medicare as their primary payor. The Medicare End Stage Renal Disease (ESRD) program pays us for dialysis treatment services at fixed rates. Unlike most other services covered by Medicare, the Medicare ESRD program has not provided for regular inflation increases in payment rates. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in payment rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

Changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable payment rates went into effect in January 2006, as Medicare moved to payment rates for pharmaceuticals from average acquisition cost to average sale price plus 6%. Future changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Pharmaceuticals are approximately 35% of our total Medicare revenue for the quarter ended March 31, 2007. ESRD pharmaceutical payment rates and utilization continue to receive attention from the government, which may lead to downward pressure on utilization and reimbursement changes in the future. If Medicare begins to bundle other services for payment by including in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately, or if there are further changes to or decreases in the payment rate for these items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our dialysis revenue for the quarter ended March 31, 2007 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. Currently, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by those programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

Delays in state Medicare and Medicaid certification of our dialysis centers could adversely affect our revenues, earnings and cash flows.

Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state governments face increasing budgetary pressure, certain states may have difficulty certifying dialysis centers in the normal course and significant delays may result. If state governments are unable to certify new centers in the normal course and we experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounts for approximately 30% of our dialysis revenue for the quarter ended March 31, 2007. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and continues to review the issue. In March 2007, the FDA required changes to the labeling of Epogen® and Aranesp® to include a new black box warning which has created confusion and concern in the nephrology community and could result in changes in physician practice patterns or accepted clinical practices that could have a significant impact on the utilization of EPO. In addition, the labeling change may cause CMS to change their reimbursement policies. Changes in physician practice patterns and accepted clinical practices, changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies by private payors, the introduction of new pharmaceuticals or the conversion to alternate types of administration of EPO or other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreement with Amgen for EPO continues for a fixed time period and includes potential pricing discounts depending upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. In addition, our contract with Amgen provides for specific rebates and incentives that are based on patient outcomes, process improvement, data submission, purchase volume growth and some combination of these factors. Factors that could impact our ability to qualify for the discounts, rebates and incentives provided for in our agreement with Amgen include our ability to achieve certain clinical outcomes, changes in pharmaceutical intensities and our growth. We have and may from time to time accelerate our EPO purchase volume in a given period to take advantage of certain incentives provided for in the agreement, which could result in an increase in our inventory levels. Failure to qualify for discounts or meet or exceed the targets and earn the specified rebates and incentives due to changes in prescribing patterns or otherwise could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. In addition, Roche has developed and is seeking approval for CERA, a pharmaceutical also used to treat anemia. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, these pharmaceuticals are administered less frequently. In the event that these similar alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized with EPO. In addition, to the extent that changes in administration practices occur as a result of the recent changes in labeling of these pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices or such pharmaceuticals begin to be administered to patients through channels other than DaVita, we would realize a significant reduction in revenue or profit from such administration. A significant increase in the development and use of similar alternatives to EPO, or a change in administration practices, could have a material adverse effect on our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies and financial relationships with physicians and joint ventures, the related request for additional documents related to specific medical director and joint venture arrangements we received in October 2005, and the additional subpoena we received in February 2006 requesting documents related to certain patient records relating to the administration and billing of EPO. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark II physician self-referral prohibition and analogous state referral statutes, and federal and state laws regarding the collection, use and disclosure of patient health information. The Medicare and Medicaid reimbursement rules related to claims submission, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers, and a violation or departure from such requirements may result in government audits, lower reimbursements, recoupments or voluntary repayments, and the potential loss of certification.

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

As of March 31, 2007 we owned a controlling interest in approximately 90 dialysis related joint ventures, representing approximately 15% of our dialysis revenue for the first quarter of 2007. We anticipate that we will continue to increase the number of our joint ventures during 2007. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, and the related request for additional documents received in October 2005, includes a request for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize for a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our approximately 104,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

If the ancillary services we provide or the strategic initiatives we invest in are ultimately unsuccessful, we may have to write-off our investment in one or more of these activities.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs and administrative services provided to minority-owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services. If any of our ancillary services or strategic initiatives do not perform at the level that we anticipate, we may be required to write-off our investment in one or more of these activities. As an example, our investment in pharmacy services of approximately $17 million at the end of the first quarter of 2007 may be subject to future write-offs.

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

We have substantial debt outstanding and we may incur additional indebtedness in the future. The high level of our indebtedness, among other things, could:

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

In August 2006, we amended our alliance and product supply agreement with Gambro Renal Products Inc., a subsidiary of Gambro AB, pursuant to which we are required to purchase from Gambro Renal Products specified percentages of hemodialysis products, supplies and equipment at fixed prices. The amended supply agreement, among other things, reduces our purchase obligations with respect to our requirements for such products, supplies and equipment and permits the termination of our obligations with respect to certain products under certain circumstances. The amended supply agreement continues to require us to purchase a significant majority of our hemodialysis product supplies and equipment at fixed prices and may limit our ability to realize future cost savings in regard to products and equipment for which we remain obligated to make purchases under the agreement. For the quarter ended March 31, 2007, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since September 2001. Based on the shares of our common stock outstanding and the market price of our stock on March 31, 2007, these cash bonuses would total approximately $217 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for the Company.

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

(c) Stock Repurchases

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, under the terms of the Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes, we have share repurchase limitations.

There were no repurchases of our common stock during the three-month period ended March 31, 2007. We have approximately $249 million available from Board authorizations to repurchase shares of our common stock as of March 31, 2007.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number
3.1	Amended and Restated Bylaws for DaVita, Inc. dated as of March 2, 2007. (1)

4.1

Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee. ✓

4.2

Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee. ✓

10.1	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007. *(2)

10.2	Offer of Employment Letter to Mary Kowenhoven dated February 15, 2007. *✓

10.3

Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(3)

10.4	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007, (3)

10.5	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (3)

10.6	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on March 8, 2007 as an Exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on February 16, 2007 as an Exhibit to the Company’s Current Report on Form 8-K.
(3)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger Vice President and Controller*

Date: May 2, 2007

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
3.1	Amended and Restated Bylaws for DaVita, Inc. dated as of March 2, 2007. (1)

4.1

Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee. ✓

4.2

Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee. ✓

10.1	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007. *(2)

10.2	Offer of Employment Letter to Mary Kowenhoven dated February 15, 2007. *✓

10.3

Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (3)

10.4	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007, (3)

10.5	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (3)

10.6	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on March 8, 2007 as an Exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on February 16, 2007 as an Exhibit to the Company’s Current Report on Form 8-K.
(3)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.