Form 10-Q
period 2007-06-30
DAVITA INC
filed 2007-08-06
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

June 30, 2007

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

As of July 31, 2007, the number of shares of the Registrant’s common stock outstanding was approximately 105.7 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.6 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and six months ended June 30, 2007 and June 30, 2006	1

	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2007 and for the year ended December 31, 2006	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	41

Signature		42

Note: Items 3 and 5 of Part II are omitted because they are not applicable.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net operating revenues	$1,312,735	$1,207,816	$2,590,901	$2,371,004
Operating expenses and charges:
Patient care costs	891,013	842,973	1,772,598	1,660,746
General and administrative	122,432	111,444	235,653	215,612
Depreciation and amortization	47,058	41,717	92,848	83,608
Provision for uncollectible accounts	33,944	31,230	67,579	61,310
Minority interests and equity income, net	12,346	8,700	22,964	15,901
Valuation gain on Alliance and Product Supply Agreement	(55,275)	—	(55,275)	—

Total operating expenses and charges	1,051,518	1,036,064	2,136,367	2,037,177

Operating income	261,217	171,752	454,534	333,827
Debt expense	(62,911)	(68,436)	(131,781)	(138,895)
Other income	7,658	2,973	10,853	6,847

Income from continuing operations before income taxes	205,964	106,289	333,606	201,779
Income tax expense	80,940	41,960	132,000	79,670

Income from continuing operations	125,024	64,329	201,606	122,109
Discontinued operations
Loss on disposal of discontinued operations, net of tax	—	(1,092)	—	(1,403)

Net income	$125,024	$63,237	$201,606	$120,706

Earnings per share:
Basic earnings per share from continuing operations	$1.19	$0.62	$1.92	$1.18

Basic earnings per share	$1.19	$0.61	$1.92	$1.17

Diluted earnings per share from continuing operations	$1.17	$0.61	$1.89	$1.16

Diluted earnings per share	$1.17	$0.60	$1.89	$1.14

Weighted average shares for earnings per share:
Basic	105,451,306	103,479,062	105,246,995	103,046,461

Diluted	107,011,248	105,645,208	106,879,727	105,486,027

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$396,902	$310,202
Short-term investments	21,947	4,734
Accounts receivable, less allowance of $184,538 and $171,757	959,812	932,385
Inventories	69,860	89,119
Other receivables	172,299	148,842
Other current assets	33,326	25,124
Deferred income taxes	233,334	199,090

Total current assets	1,887,480	1,709,496
Property and equipment, net	866,370	849,966
Amortizable intangibles, net	186,968	203,721
Investments in third-party dialysis businesses	1,984	1,813
Long-term investments	14,179	13,174
Long-term assets	47,487	45,793
Goodwill	3,666,914	3,667,853

	$6,671,382	$6,491,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$220,540	$251,686
Other liabilities	484,238	473,219
Accrued compensation and benefits	336,939	341,766
Current portion of long-term debt	9,564	20,871
Income taxes payable	22,188	24,630

Total current liabilities	1,073,469	1,112,172
Long-term debt	3,698,403	3,730,380
Other long-term liabilities	57,887	50,076
Alliance and product supply agreement	43,973	105,263
Deferred income taxes	163,293	125,642
Minority interests	133,701	122,359
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 105,646,605 and 104,636,608 shares outstanding)	135	135
Additional paid-in capital	661,703	630,091
Retained earnings	1,335,118	1,129,621
Treasury stock, at cost (29,215,678 and 30,225,675 shares)	(509,313)	(526,920)
Accumulated other comprehensive income	13,013	12,997

Total shareholders’ equity	1,500,656	1,245,924

	$6,671,382	$6,491,816

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$201,606	$120,706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,848	83,608
Valuation gain on Alliance and Product Supply Agreement	(55,275)	—
Stock-based compensation expense	16,326	11,455
Tax benefits from stock option exercises	12,481	23,628
Excess tax benefits from stock-based compensation	(10,516)	(22,054)
Deferred income taxes	27,458	(20,980)
Minority interests in income of consolidated subsidiaries	23,502	17,360
Distributions to minority interests	(25,230)	(13,357)
Equity investment income	(538)	(1,459)
(Gain) loss on disposal of discontinued operation and other dispositions	(1,866)	427
Non-cash debt and non-cash rent charges	8,430	8,880
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(27,427)	(2,555)
Inventories	19,503	(23,282)
Other receivables and other current assets	(33,793)	(15,522)
Other long-term assets	(5,095)	(1,040)
Accounts payable	(31,146)	(20,997)
Accrued compensation and benefits	(701)	60,829
Other current liabilities	13,891	70,714
Income taxes	(10,292)	(46,755)
Other long-term liabilities	(234)	2,920

Net cash provided by operating activities	213,932	232,526

Cash flows from investing activities:
Purchase of investments	(37,076)	—
Additions of property and equipment, net	(104,999)	(115,362)
Acquisitions and purchases of other ownership interests	(6,262)	(69,578)
Proceeds from divestitures and asset sales	622	21,098
Proceeds from sale of investments	25,418	—
Investments in and advances to affiliates, net	13,476	9,981
Intangible assets	(556)	(5,630)

Net cash used in investing activities	(109,377)	(159,491)

Cash flows from financing activities:
Borrowings	8,227,417	2,925,838
Payments on long-term debt	(8,271,098)	(3,139,358)
Deferred financing costs	(4,228)	(2)
Excess tax benefits from stock-based compensation	10,516	22,054
Stock option exercises and other share issuances, net	19,538	25,941

Net cash used in financing activities	(17,855)	(165,527)

Net increase (decrease) in cash and cash equivalents	86,700	(92,492)
Cash and cash equivalents at beginning of period	310,202	431,811

Cash and cash equivalents at end of period	$396,902	$339,319

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	134,862	$135	$569,751	$839,930	(32,927)	$(574,013)	$14,806	$850,609

Comprehensive income:
Net income				289,691				289,691
Unrealized gain on interest rate swaps, net of tax							7,862	7,862
Less reclassification of net swap valuation gains into net income, net of tax							(9,671)	(9,671)

Total comprehensive income								287,882

Stock purchase shares issued			1,861		80	1,403		3,264
Stock unit shares issued			(1,860)		160	2,790		930
Stock option shares issued			(5,023)		2,461	42,900		37,877
Stock-based compensation expense			26,389					26,389
Tax benefits from stock awards exercised			38,973					38,973

Balance at December 31, 2006	134,862	135	630,091	1,129,621	(30,226)	(526,920)	12,997	1,245,924

Comprehensive income:
Net income				201,606				201,606
Unrealized gain on interest rate swaps, net of tax							3,448	3,448
Less reclassification of net swap valuation gains into net income, net of tax							(4,857)	(4,857)
Unrealized gain on investments, net of tax							4,048	4,048
Less reclassification of net investment gains into net income, net of tax							(2,623)	(2,623)

Total comprehensive income								201,622

Cumulative effect of change in accounting principal—SFAS Interpretation No. (FIN) 48				3,891				3,891
Stock purchase shares issued			3,820		124	2,160		5,980
Stock unit shares issued			(1,364)		93	1,614		250
Stock options exercised			1,650		793	13,833		15,483
Stock-based compensation expense			16,326					16,326
Tax benefits from stock awards exercised			11,180					11,180

Balance at June 30, 2007	134,862	$135	$661,703	$1,335,118	(29,216)	$(509,313)	$13,013	$1,500,656

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Prior year balances and amounts have been classified to conform to the current year presentation.

2.	Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares and vested stock units outstanding. Diluted earnings per share includes the dilutive effect of outstanding stock options, stock appreciation rights and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(shares in thousands)
Basic:
Income from continuing operations	$125,024	$64,329	$201,606	$122,109
Loss on disposal of discontinued operations, net of tax	—	(1,092)	—	(1,403)

Net income	$125,024	$63,237	$201,606	$120,706

Weighted average shares outstanding during the period	105,406	103,428	105,202	102,995
Vested stock units	45	51	45	51

Weighted average shares for basic earnings per share calculations	105,451	103,479	105,247	103,046

Basic earnings per share from continuing operations	$1.19	$0.62	$1.92	$1.18
Loss on disposal of discontinued operations	—	(0.01)	—	(0.01)

Basic earnings per share	$1.19	$0.61	$1.92	$1.17

Diluted:
Income from continuing operations	$125,024	$64,329	$201,606	$122,109
Loss on disposal of discontinued operations, net of tax	—	(1,092)	—	(1,403)

Net income for diluted earnings per share calculation	$125,024	$63,237	$201,606	$120,706

Weighted average shares outstanding during the period	105,406	103,428	105,202	102,995
Vested stock units	45	51	45	51
Assumed incremental shares from stock plans	1,560	2,166	1,633	2,440

Weighted average shares for diluted earnings per share calculation	107,011	105,645	106,880	105,486

Diluted earnings per share from continuing operations	$1.17	$0.61	$1.89	$1.16
Loss on disposal of discontinued operations	—	(0.01)	—	(0.02)

Diluted earnings per share	$1.17	$0.60	$1.89	$1.14

Shares associated with stock options and stock appreciation rights that have exercise or base prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock award shares not included in computation (shares in 000’s)	1,547	199	1,643	156
Exercise or base price range of stock awards not included in computation:
Low	$54.58	$52.54	$54.37	$54.71
High	$60.21	$60.21	$60.21	$60.21

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.	Stock-based compensation and other equity matters

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the first six months of 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through June 30, 2007. For the first six months of 2006, stock-based compensation includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted in the first six months of 2006. Prior to 2006, the Company recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in 2007 and all prior periods. During the second quarter of 2007, the Company granted 753,328 stock options and stock-settled stock appreciation rights with a total grant-date fair value of $10,482, and a weighted-average expected life of approximately 3.5 years.

For the six months ended June 30, 2007 and June 30, 2006, the Company recognized $16,326 and $11,455, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through June 30, 2007 and 2006 was $6,148 and $4,456, respectively. As of June 30, 2007, there was $91,691 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.7 years.

During the six months ended June 30, 2007 and 2006, the Company received $15,483 and $22,625, respectively, in cash proceeds from stock option exercises and $12,481 and $23,628, respectively, in actual tax benefits upon the exercise of stock awards.

On May 29, 2007, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 195,000,000 to 450,000,000 shares. The Company’s stockholders also approved an amendment and restatement of the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under that plan by 800,001 shares, and approved an amendment and restatement of the Company’s 2002 Equity Compensation Plan to increase the number of shares of common stock available for issuance under that plan by 6,000,000 shares and, among other things, to remove certain available share recycling features, to change the limit on the maximum number of shares of common stock that may be subject to awards granted to any single recipient in any consecutive twenty-four month period so that it applies only to awards of stock options and stock appreciation rights, and to provide additional exceptions from the three year minimum vesting period generally applicable to grants of restricted stock units and other full share awards.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

4.	Long-term debt

Long-term debt was comprised of the following:

	June 30, 2007	December 31, 2006
Term loan A	$229,250	$279,250
Term loan B	1,705,875	2,105,875
6 5/8% Senior Notes and 7 1/4% Senior Subordinated Notes	1,750,000	1,350,000
Capital lease obligations	6,227	6,929
Acquisition obligations and other notes payable	11,775	9,197

Total principal debt outstanding	3,703,127	3,751,251
Premium on the 6 5/8% Senior Notes	4,840	—

	3,707,967	3,751,251
Less current portion	(9,564)	(20,871)

	$3,698,403	$3,730,380

Scheduled maturities of long-term debt at June 30, 2007 were as follows:

2007	$7,576
2008	18,753
2009	63,947
2010	88,952
2011	66,474
2012	1,706,479
Thereafter	1,750,946

On February 23, 2007, the Company issued $400,000 of 6 5/8% senior notes due 2013 in a private offering, realizing $405,080 in proceeds, which included a $5,080 premium, and incurred $2,457 in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500,000 aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400,000 of 6 5/ 8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments which began March 15, 2007. The senior notes may be redeemed by the Company in whole or part at any time on or after March 15, 2009, at certain specified prices. The Company used $400,000 of these proceeds to pay down its term loan B and also wrote-off $4,188 of term loan B deferred financing costs, which is included in debt expense.

The Company’s senior and senior subordinated notes, as of June 30, 2007, consisted of $900,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015.

On February 23, 2007, the Company amended and restated its existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on its term loan B by 0.50%, and to amend certain financial covenants. The amended term loan B bears interest at LIBOR plus 1.50%, for an overall effective rate of 5.85%, including the impact of the Company’s swap agreements as of June 30, 2007. If the Company refinances the term loan B prior to February 23, 2008, the Company will be subject to a prepayment penalty of 1.0%, otherwise the payment terms remain the same. Other terms that were changed included the amount by which the Company can

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

elect to increase the revolving and term loan commitments from $500,000 to $750,000 and certain limitations on the purchases, redemption or acquisitions of capital stock, the payment of dividends and distribution in cash, and growth capital expenditures, including acquisition expenditures, will not apply during the periods in which the Company’s leverage ratio is less than 3.5:1. The Company’s leverage ratio as of June 30, 2007 was less than 3.5:1. The Company incurred deferred financing costs of $1,771 and expensed $248 of other costs in connection with this transaction, which are included in debt expense.

On February 27, 2007, the Company’s interest rate margin on its term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. The term loan A currently bears interest at LIBOR plus 1.50%, for an overall effective rate of 6.82% as of June 30, 2007. The margin is subject to adjustment depending upon changes in certain financial ratios of the Company and can range from 1.50% to 2.25% for the term loan A, as well as for the revolving credit facility.

On April 25, 2007, the Company made a principal prepayment of $50,000 on its term loan A and wrote-off $183 of term loan A deferred financing costs, which is included in debt expense. Therefore, the Company’s scheduled mandatory principal payments on the term loan A are due as follows: $14,875 in 2008, $61,250 in 2009, $87,500 in 2010, and $65,625 in 2011.

As of June 30, 2007, the Company maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,156,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on the Company’s debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first six months of 2007, the Company accrued net benefits of $7,949 from these swaps which is included in debt expense. As of June 30, 2007, the total fair value of these swaps was an asset of $25,414 and is principally included in other long-term assets.

Total comprehensive income for the three and six months ended June 30, 2007 was $124,270 and $201,622, including adjustments to other comprehensive income for valuation gains (losses), net of amounts reclassified into income on swaps of $2,067 and ($1,409), net of tax, respectively, and adjustments to other comprehensive income for unrealized gains (losses), on investments, net of amounts reclassified into income of ($2,821) and $1,425, net of tax, respectively.

Total comprehensive income for the three and six months ended June 30, 2006 was $66,667 and $130,334, including other comprehensive income valuation gains on swaps of $3,430 and $9,628, net of tax.

As of June 30, 2007, the interest rates were economically fixed on approximately 59% of the Company’s variable rate debt and approximately 79% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 6.01%, based upon the current margins in effect of 1.50%, as of June 30, 2007.

The Company’s overall average effective interest rate excluding the write-off and amortization of deferred financing costs during the second quarter of 2007 was 6.52% and as of June 30, 2007 was 6.43%.

The Company has undrawn revolving credit facilities totaling $250,000 of which approximately $50,000 was committed for outstanding letters of credit. The Company also has undrawn revolving lines of credit totaling $5,500 associated with several of its joint ventures.

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

United States Attorney inquiries

On March 4, 2005, the Company received a subpoena from the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen® (EPO). In May 2007, the Company received a request for documents related to durable medical equipment (DME) and supply companies owned and operated by the Company. The Company is producing documents and providing information to the government. The Company is also cooperating, and intends to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services for records relating to EPO claims submitted to Medicare. The claims relate to services provided from 2002 to 2004 by a number of the Company’s centers. The request was sent from the OIG’s office in Houston, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. The U.S. Attorney’s Office also stated it intends to cause a subpoena to be issued to the Company seeking additional documents related to this same matter. There appears to be substantial overlap between this issue, and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. To the best of the Company’s knowledge, the government has not initiated any proceeding against it in connection with these requests although the Company cannot predict whether it will receive further inquiries or whether or when a proceeding might be initiated.

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare related to historical DVA Renal Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. At least one commercial payor has filed an arbitration demand against the Company, as described below, and additional commercial payors have threatened litigation. The Company intends to defend against these claims vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of the Company’s established reserves, with respect to one or more of these claims could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Company has received several informal inquiries from representatives of the New York Attorney General’s Medicaid Fraud Control Unit (MFCU) regarding certain aspects of EPO and other billing practices taking place at facilities managed by the Company in New York. The Company is cooperating with the MFCU’s informal inquiries and has provided documents and information to the MFCU. To the best of the Company’s knowledge, no proceedings have been initiated against the Company and the MFCU has not indicated an intention to do so, although the Company cannot predict whether it will receive further inquiries or whether or when proceedings might be initiated.

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

The Company has obligations to purchase the third-party interests in several of its joint ventures. These obligations are in the form of put provisions in joint venture agreements, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of June 30, 2007, the Company’s potential obligations under these put provisions totaled approximately $216,000 of which approximately $93,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $15,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-life entities which dissolve after terms of ten to fifty years. As of June 30, 2007, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The Company’s investments consist of the following:

	June 30, 2007			December 31, 2006
	Held to Maturity	Available For Sale	Total	Held to Maturity	Available For Sale	Total
Certificates of Deposit, and Treasury notes due within 1 year	$17,347	$—	$17,347	$1,500	$—	$1,500
Investments in mutual funds	—	12,097	12,097	—	16,408	16,408
NxStage, Inc. common stock	—	6,682	6,682	—	—	—

	$17,347	$18,779	$36,126	$1,500	$16,408	$17,908

Short-term investments	$17,347	$4,600	$21,947	$1,500	$3,234	$4,734
Long-term investments	—	14,179	14,179	—	13,174	13,174

	$17,347	$18,779	$36,126	$1,500	$16,408	$17,908

The cost of the certificates of deposit, Treasury notes and the investments in mutual funds approximates fair value. The cost of the Company’s investment in NxStage, Inc. common stock as of June 30, 2007 was $5,101 (see description below). During the six months ended June 30, 2007, the Company recorded $4,048 of unrealized gains, net of tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2007, the Company sold investments in mutual funds and NxStage, Inc. common stock totaling $25,418, and recognized a pre-tax gain of $4,234, or $2,623 after-tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

On February 7, 2007, the Company entered into a National Provider Agreement with NxStage, Inc. The agreement provides the Company the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, the Company purchased outright all of its NxStage System One equipment currently in use for $5,100, and will purchase a majority of its future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, the Company purchased 2 million shares of NxStage common stock in a private placement offering for $20,000, representing an ownership position of approximately 7% of NxStage. The Company subsequently sold its NxStage, Inc. shares, a portion of the shares were sold in the second quarter of 2007 as discussed above, and the balance of the shares were sold in July 2007.

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

As of January 1, 2007, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $27,900, of which it is reasonably possible that a decrease of $21,000 will be recognized within the next 12 months, primarily related to the filing of a tax accounting method change request for recently acquired entities. This change will have no impact on the Company’s effective tax rate. As of January 1, 2007, unrecognized tax benefits totaling $6,500 would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. As of January 1, 2007, the Company has accrued approximately $1,300 in interest and penalties related to unrecognized tax benefits.

As of June 30, 2007, the balances of the unrecognized tax benefits and accrued interest and penalties have not changed significantly from the amounts as reported above.

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal state and local examinations by tax authorities for years before 2001. The Internal Revenue Service (IRS) completed an examination of the Company’s U.S. federal income tax returns for 2003 through 2004 during the second quarter of 2007. The examination did not result in any material impact to the Company’s consolidated financial statements.

9.	Alliance and Product Supply Agreement

The Company entered into an Alliance and Product Supply Agreement with Gambro AB and Gambro Renal Products, Inc. on October 5, 2005, in conjunction with its acquisition of DVA Renal Healthcare, that committed the Company to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices through 2015. The Alliance and Product Supply Agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce the Company’s purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment then affected by an import ban issued by the U.S. Food and Drug Administration (FDA) if the import ban was not lifted by June 30, 2007.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

On July 2, 2007, the Company notified Gambro Renal Products, Inc. that it was electing to be permanently relieved of its obligation under the Amended Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to the FDA import ban after June 30, 2007. All other purchase obligations under the Amended Product Supply Agreement, which continues to require the Company to purchase a significant majority of its hemodialysis product supplies at fixed prices, remain in place.

As a result of the termination of the Company’s purchase obligations for the Affected Products, the Company recorded a net valuation gain of $55,275 in June 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and the Amended Product Supply Agreement as adjusted for the termination of the Affected Products as of June 30, 2007.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended June 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$92,457	$1,132,198	$186,933	$(98,853)	$1,312,735
Operating expenses	54,855	934,620	148,550	(98,853)	1,039,172
Minority interests	—	—	—	12,346	12,346

Operating income	37,602	197,578	38,383	(12,346)	261,217
Debt expense	(63,536)	(63,248)	(49)	63,922	(62,911)
Other income	71,300	—	280	(63,922)	7,658
Income tax expense	17,600	62,769	571	—	80,940
Discontinued operations, net of tax	—	—	—	—	—
Equity earnings in subsidiaries	97,258	25,697	—	(122,955)	—

Net income	$125,024	$97,258	$38,043	$(135,301)	$125,024

For the three months ended June 30, 2006
Net operating revenues	$84,091	$1,059,116	$153,816	$(89,207)	$1,207,816
Operating expenses	46,933	944,288	125,350	(89,207)	1,027,364
Minority interests	—	—	—	8,700	8,700

Operating income	37,158	114,828	28,466	(8,700)	171,752
Debt expense	(69,331)	(70,840)	(291)	72,026	(68, 436)
Other income	74,999	—	—	(72,026)	2,973
Income tax expense	16,702	25,258	—	—	41,960
Discontinued operations, net of tax	—	(1,092)	—	—	(1,092)
Equity earnings in subsidiaries	37,113	19,475	—	(56,588)	—

Net income	$63,237	$37,113	$28,175	$(65,288)	$63,237

For the six months ended June 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$183,805	$2,241,427	$361,849	$(196,180)	$2,590,901
Operating expenses	101,836	1,917,378	290,369	(196,180)	2,113,403
Minority interests	—	—	—	22,964	22,964

Operating income	81,969	324,049	71,480	(22,964)	454,534
Debt expense	(133,035)	(132,244)	(473)	133,971	(131,781)
Other income	144,156	—	668	(133,971)	10,853
Income tax expense	36,212	95,217	571	—	132,000
Discontinued operations, net of tax	—	—	—	—	—
Equity earnings in subsidiaries	144,728	48,140	—	(192,868)	—

Net income	$201,606	$144,728	$71,104	$(215,832)	$201,606

For the six months ended June 30, 2006
Net operating revenues	$164,371	$2,080,845	$301,054	$(175,266)	$2,371,004
Operating expenses	92,473	1,858,676	245,393	(175,266)	2,021,276
Minority interests	—	—	—	15,901	15,901

Operating income	71,898	222,169	55,661	(15,901)	333,827
Debt expense	(140,285)	(142,323)	(900)	144,613	(138,895)
Other income	151,460	—	—	(144,613)	6,847
Income tax expense	32,398	47,226	46	—	79,670
Discontinued operations, net of tax	—	(1,403)	—	—	(1,403)
Equity earnings in subsidiaries	70,031	38,814	—	(108,845)	—

Net income	$120,706	$70,031	$54,715	$(124,746)	$120,706

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$395,412	$—	$1,490	—	$396,902
Accounts receivable, net	—	834,111	125,701	—	959,812
Other current assets	14,350	500,891	15,525	—	530,766

Total current assets	409,762	1,335,002	142,716	—	1,887,480
Property and equipment, net	21,050	702,380	142,940	—	866,370
Amortizable intangibles, net	54,232	131,207	1,529	—	186,968
Investments in subsidiaries	4,141,284	421,649	—	$(4,562,933)	—
Receivables from subsidiaries	752,954	—	66,296	(819,250)	—
Other long-term assets and investments	35,968	2,069	25,613	—	63,650
Goodwill	—	3,439,067	227,847	—	3,666,914

Total assets	$5,415,250	$6,031,374	$606,941	$(5,382,183)	$6,671,382

Current liabilities	$154,854	$881,056	$37,559	—	$1,073,469
Payables to parent and subsidiaries	—	819,250	—	$(819,250)	—
Long-term debt and other long-term liabilities	3,759,740	189,784	14,032	—	3,963,556
Minority interests	—	—	—	133,701	133,701
Shareholders’ equity	1,500,656	4,141,284	555,350	(4,696,634)	1,500,656

Total liabilities and shareholders’ equity	$5,415,250	$6,031,374	$606,941	$(5,382,183)	$6,671,382

As of December 31, 2006
Cash and cash equivalents	$299,430	$—	$10,772	—	$310,202
Accounts receivable, net	—	809,028	123,357	—	932,385
Other current assets	6,660	448,421	11,828	—	466,909

Total current assets	306,090	1,257,449	145,957	—	1,709,496
Property and equipment, net	30,130	689,039	130,797	—	849,966
Amortizable intangibles, net	59,371	142,394	1,956	—	203,721
Investments in subsidiaries	3,904,797	388,919	—	$(4,293,716)	—
Receivables from subsidiaries	812,201	—	30,928	(843,129)	—
Other long-term assets and investments	25,190	14,650	20,940	—	60,780
Goodwill	—	3,444,224	223,629	—	3,667,853

Total assets	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

Current liabilities	$166,440	$915,554	$30,178	—	$1,112,172
Payables to parent and subsidiaries	—	843,129	—	$(843,129)	—
Long-term debt and other long-term liabilities	3,725,415	273,195	12,751	—	4,011,361
Minority interests	—	—	—	122,359	122,359
Shareholders’ equity	1,245,924	3,904,797	511,278	(4,416,075)	1,245,924

Total liabilities and shareholders’ equity	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$201,606	$144,728	$71,104	$(215,832)	$201,606
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(89,008)	(26,462)	(88,036)	215,832	12,326

Net cash provided by (used in) operating activities	112,598	118,266	(16,932)	—	213,932

Cash flows from investing activities
Additions of property and equipment, net	—	(80,271)	(24,728)	—	(104,999)
Acquisitions and purchases of other ownership interests	—	(6,262)	—	—	(6,262)
Proceeds from divestitures and asset sales	—	622	—	—	622
Other items	3,188	(32,269)	30,343	—	1,262

Net cash provided by (used in) investing activities	3,188	(118,180)	5,615	—	(109,377)

Cash flows from financing activities
Long-term debt	(45,630)	(86)	2,035	—	(43,681)
Other items	25,826	—	—	—	25,826

Net cash (used in) provided by financing activities	(19,804)	(86)	2,035	—	(17,855)

Net increase (decrease) in cash and cash equivalents	95,982	—	(9,282)	—	86,700
Cash and cash equivalents at beginning of period	299,430	—	10,772	—	310,202

Cash and cash equivalents at end of period	$395,412	$—	$1,490	$—	$396,902

For the six months ended June 30, 2006
Cash flows from operating activities
Net income	$120,706	$70,031	$54,715	$(124,746)	$120,706
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(56,905)	124,456	(80,477)	124,746	111,820

Net cash provided by (used in) operating activities	63,801	194,487	(25,762)	—	232,526

Cash flows from investing activities
Additions of property and equipment, net	(9,886)	(90,269)	(15,207)	—	(115,362)
Acquisitions and purchases of other ownership interests	—	(69,578)	—	—	(69,578)
Proceeds from divestitures and asset sales	12,742	8,356	—	—	21,098
Other items	—	(42,151)	46,502	—	4,351

Net cash provided by (used in) investing activities	2,856	(193,642)	31,295	—	(159,491)

Cash flows from financing activities
Long-term debt	(212,505)	(845)	(170)	—	(213,520)
Other items	47,993	—	—	—	47,993

Net cash used in financing activities	(164,512)	(845)	(170)	—	(165,527)

Net (decrease) increase in cash and cash equivalents	(97,855)	—	5,363	—	(92,492)
Cash and cash equivalents at beginning of period	419,546	—	12,265	—	431,811

Cash and cash equivalents at end of period	$321,691	$—	$17,628	$—	$339,319

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, the impact of the DVA Renal Healthcare acquisition and our related level of indebtedness on our financial performance, including earnings per share, and anticipated integration costs. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the resolution of various investigations by the U.S. Attorney’s Office for the Eastern District of New York, the U.S. Attorney’s Office for the Eastern District of Missouri, the Office of the Inspector General in Houston, Texas, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, the successful integration of DVA Renal Healthcare’s billing and collection operations and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

Our operating results for the second quarter of 2007 compared with the prior sequential quarter and the same quarter of last year, and the six months ended June 30, 2007 compared with the six months ended June 30, 2006, were as follows:

	Quarter ended						Six months ended
	June 30, 2007		March 31, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	(dollar amounts rounded to nearest million, except per treatment data)
Total net operating revenue	$1,313	100%	$1,278	100%	$1,208	100%	$2,591	100%	$2,371	100%

Operating expenses and charges:
Patient care costs	891	68%	882	69%	843	70%	1,773	68%	1,661	70%
General and administrative	122	9%	113	9%	111	9%	236	9%	216	9%
Depreciation and amortization	47	4%	46	4%	42	4%	93	4%	84	4%
Provision for uncollectible accounts	34	3%	34	3%	31	3%	68	3%	61	3%
Minority interest and equity income, net	12	1%	11	1%	9	1%	23	1%	16	1%
Valuation gain on Product Supply Agreement	(55)	(4)%	—		—		(55)	(2)%	—

Total operating expenses and charges	1,052	80%	1,085	85%	1,036	86%	2,136	83%	2,037	86%

Operating income	$261		$193		$172		$455		$334

Dialysis treatments	3,792,419		3,700,271		3,602,567		7,492,690		7,103,599
Average dialysis treatments per treatment day	48,621		47,807		46,187		48,216		45,830
Average dialysis revenue per dialysis treatment (including the lab)	$338		$338		$329		$338		$328

Net Operating Revenues

Total operating revenues. Net operating revenues for the second quarter of 2007 of $1,313 million, increased by approximately $35 million or approximately 2.7%, compared with the first quarter of 2007. The increase in net operating revenues was primarily due to an increase in the number of dialysis treatments. The increase in the number of dialysis treatments was due to an additional partial treatment day in the second quarter of 2007, and non-acquired treatment growth from existing and new centers. Revenue per treatment of $338 in the second quarter of 2007 was flat as compared to the first quarter of 2007. An increase in the Medicare composite rate and an increase in our standard commercial payment rates were offset by decreases in intensity of physician prescribed pharmaceuticals.

The substantial increase in net operating revenues of approximately 9.0% in the second quarter of 2007, and for the six months ended June 30, 2007 as compared to the same periods in 2006, was principally due to increases in the number of treatments of approximately 5.0%, increases in the average dialysis revenue per treatment of approximately 3.0%, and increases of approximately 1.0% due to additional lab, management fees and revenue from ancillary services and strategic initiatives. The increase in the number of treatments was primarily attributable to non-acquired annual treatment growth from existing and new centers and from acquisitions. The increase in the average dialysis revenue per treatment was due primarily to increases in our standard commercial payment rates, increases in the Medicare composite rate, improvements in revenue capture and cash collections, increases in government reimbursement for pharmaceuticals, partially offset by decreases in the intensity of physician prescribed pharmaceuticals.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 67.9% of total operating revenues for the second quarter of 2007, as compared to 69.0% and 69.8% for the first quarter of 2007 and the second quarter of 2006, respectively. On a per treatment basis, patient care costs decreased approximately $3 as compared to the first quarter of 2007, and increased approximately $1 as compared with the second quarter of 2006. The decrease in the per treatment costs in the second quarter of 2007 as compared to the first quarter of 2007 was primarily attributable to lower intensity levels of physician prescribed pharmaceuticals and a decline in payroll taxes and workers compensation expense. The increase in the per treatment costs in the second quarter of 2007 as compared to the second quarter of 2006 was primarily attributable to higher operating costs of our dialysis centers, partially offset by lower intensity levels of physician prescribed pharmaceuticals. For the six months ended June 30, 2007, patient care costs were 68.4% of total operating costs, as compared to 70.0% for the same period of 2006. On a per treatment basis, patient care costs increased approximately $3 in the first six months of 2007, as compared to the first six months of 2006. The increase in 2007 over 2006 was primarily due to higher labor costs, an increase in the operating costs of our dialysis centers, partially offset by lower intensity levels of physician prescribed pharmaceuticals.

General and administrative expenses. General and administrative expenses were 9.3% of total operating revenues for the second quarter of 2007, as compared to 8.9% and 9.2% for the first quarter of 2007 and second quarter of 2006, respectively. In absolute dollars, general and administrative expenses for the second quarter of 2007 increased by approximately $9 million from the first quarter of 2007, and approximately $11 million from the second quarter 2006. The increase in the second quarter of 2007 compared to the first quarter of 2007 and the second quarter 2006, was principally due to higher labor costs, professional fees for legal and compliance initiatives, stock-based compensation costs under SFAS No. 123R and the timing of certain expenditures. For the six months ended June 30, 2007 general and administrative expenses were 9.1% of total operating revenues as compared to 9.1% for the same period in 2006. In absolute dollars, general and administrative expenses for the six months ended June 30, 2007 increased by approximately $20 million from the same period in 2006, primarily due to higher labor costs, integration costs, stock-based compensation costs and professional fees for legal and compliance initiatives.

Depreciation and amortization. The increase in depreciation and amortization in the second quarter of 2007 and for the six months ended June 30, 2007 as compared to the same periods in 2006 was primarily due to growth through new center developments and expansions.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable was 2.6% for all quarters presented. The current provision level of 2.6% may increase if we encounter unanticipated problems with the integration of our billing and collecting systems, or economic conditions substantially change.

Debt expense. Debt expense of $62.9 million in the second quarter of 2007 decreased by approximately $6.0 million from the first quarter of 2007. Excluding the write-offs of deferred financing costs and other costs of approximately $0.2 million and $4.4 million that are included in debt expense in the second quarter and first quarter of 2007, respectively, debt expense decreased by approximately $1.7 million. The decrease was primarily due to reductions in the interest rate margins on our term loans that were in effect throughout the entire second quarter as well as changes in the mix of our outstanding debt instruments that have lower interest rates, and lower outstanding principal balances compared to the first quarter of 2007. The overall average effective interest rate excluding the write-off and amortization of deferred financing costs for the second quarter of 2007 was 6.5% compared to 6.6% for the first quarter of 2007.

For the second quarter of 2007, debt expense decreased by approximately $5.5 million, as compared to the second quarter of 2006. The decrease was attributable to principal prepayments made during the year resulting in lower average outstanding principal balances and lower interest rate margins on our term loans, offset by increases in the LIBOR-based variable interest rates on the unhedged portion of our debt.

Debt expense for the six months ended June 30, 2007 included write-offs of deferred financing costs of approximately $4.4 million, associated with the principal prepayments on our term loans. Debt expense for the first six months of 2007 also included approximately $0.2 million of other costs that were expensed in connection with the amendment of the term loan B.

Minority interests and equity income, net. Minority interests and equity income, net was $12.3 million for the second quarter of 2007, a net increase of approximately $1.7 million as compared to the first quarter of 2007. This increase reflects an ongoing trend toward a higher percentage of our new and existing centers having minority partners, as well as growth in the profitability of our joint ventures.

Alliance and Product Supply Agreement

We entered into an Alliance and Product Supply Agreement with Gambro AB and Gambro Renal Products, Inc. on October 5, 2005, in conjunction with our acquisition of DVA Renal Healthcare, that committed us to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices through 2015. The Alliance and Product Supply Agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce our purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment then affected by an import ban issued by the U.S. Food and Drug Administration (FDA) if the import ban was not lifted by June 30, 2007.

On July 2, 2007, we notified Gambro Renal Products, Inc. that we were electing to be permanently relieved of our obligation under the Amended Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to the FDA import ban after June 30, 2007. All other purchase obligations under the Amended Product Supply Agreement, which continues to require us to purchase a significant majority of our hemodialysis product supplies at fixed prices, remain in place.

As a result of the termination of our purchase obligations for the Affected Products, we recorded a net valuation gain of $55 million in June 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and the Amended Product Supply Agreement as adjusted for the termination of the Affected Products as of June 30, 2007.

Accounts receivable

Our accounts receivable balances at June 30, 2007 and March 31, 2007 were $960 million and $907 million respectively, which represented approximately 69 and 66 days of revenue, respectively, net of bad debt provision. The increase in our DSO was primarily due to a delay in the timing of Medicare cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the second quarter of 2007 in the amount of unreserved accounts receivable or the amounts pending approval from third-party payors.

Outlook

Outlook for 2007. We are revising our 2007 operating income guidance; operating income is now expected to be in the $790-$820 million range. Our previous guidance was for operating income to be in the range of $740-$780 million. Our operating income guidance for 2008, excluding the impact of any potential Medicare legislation, is projected to be in the range of $790-$850 million. We are entering into a period of unusual earnings uncertainty. Therefore the guidance range for 2008 does not capture as high a percentage of the potential outcomes as usual. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the resolution of various investigations by the U.S. Attorney’s Office for the Eastern District of New York, the U.S. Attorney’s Office for the Eastern District of Missouri, the Office of the Inspector General in Houston, Texas, and DVA Renal Healthcare’s compliance with its corporate integrity agreement, our ability to complete and integrate acquisitions of businesses, and the successful integration of DVA Renal Healthcare’s billing and collection operations. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the forward looking statements and associated risks as discussed in Item 2 on page 19 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2007 was $126 million, compared to $256 million during the second quarter of 2006. Non-operating cash outflows for the second quarter of 2007 included capital asset expenditures of $56 million, including $31 million for new center developments and relocations, and an additional $6 million for acquisitions. During the second quarter of 2007, we sold investments in mutual funds and Nxstage, Inc. common stock totaling $19.2 million, and recognized a pre-tax gain of $4.2 million. Non-operating cash outflows for the second quarter of 2006 included capital asset expenditures of approximately $67 million, including $37 million for new center developments, and an additional $47 million for acquisitions. During the second quarter of 2007, we acquired 4 centers, opened 10 new dialysis centers and divested one center. During the second quarter of 2006, we acquired 8 dialysis centers, including one center where we previously provided administrative services, opened 10 new dialysis centers, and closed 3 centers.

Cash flow from operations during the first six months of 2007 was $214 million, compared to $233 million during the first six months of 2006. The first six months of 2006 included an income tax payment of approximately $85 million associated with the divestitures of certain centers in conjunction with the DVA Renal Healthcare acquisition. Non-operating cash outflows for the first six months of 2007 included capital asset expenditures of $105 million, including $53 million for new center developments and relocations, and an additional $6 million for acquisitions. During the six months ended June 30, 2007, we sold investments in mutual funds and NxStage, Inc. common stock totaling $25.4 million, and recognized a pre-tax gain of $4.2 million.

Non-operating cash outflows for the first six months of 2006 included capital asset expenditures of approximately $115 million, including $64 million for new center developments and relocations, and an additional $70 million for acquisitions. During the first six months of 2007, we acquired 4 centers, opened 21 new dialysis centers, divested one center, discontinued providing administrative services to two third-party owned centers and closed one center. During the first six months of 2006, we acquired 14 dialysis centers, including one center where we previously provided administrative services, opened 16 new dialysis centers, divested and closed 9 centers, and provided administrative services to two new centers.

We expect to spend $110 to $120 million in 2007 for capital asset expenditures related to routine maintenance items and information technology equipment and approximately $200 million to $220 million for new center development, relocations and acquisitions. In 2007, we anticipate adding a similar number of centers as 2006, which was 55 centers. We currently expect to generate approximately $480 million to $530 million of operating cash flow in 2007.

On February 7, 2007, we entered into a National Provider Agreement with NxStage, Inc. The agreement provides us the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, we purchased outright all of our NxStage System One equipment currently in use for $5.1 million, and will purchase a majority of our future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, we purchased 2 million shares of NxStage common stock in a private placement offering for $20 million, representing an ownership position of approximately 7% of NxStage. We subsequently sold our NxStage, Inc. shares, a portion of the shares were sold in the second quarter of 2007 as discussed above, and the balance of the shares were sold in July 2007.

On February 23, 2007, we issued $400 million of 6 5/8% senior notes due 2013 in a private offering, realizing approximately $405 million in proceeds, which included a $5 million premium, and incurred $2.5 million in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500 million aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400 million of 6 5/8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments which began March 15, 2007. The senior notes may be redeemed by us in whole or part at any time on or after March 15, 2009, at certain specified prices. We used $400 million of these proceeds to pay down our term loan B and also wrote-off approximately $4.2 million of term loan B deferred financing costs, which is included in debt expense.

Our senior and senior subordinated notes, as of June 30, 2007, consisted of $900 million of 6 5/ 8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015.

On February 23, 2007, we amended and restated our existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on our term loan B by 0.50%, and to amend certain financial covenants. The amended term loan B bears interest at LIBOR plus 1.50%, for an overall effective rate of 5.85%, including the impact of our swap agreements as of June 30, 2007. If we refinance the term loan B prior to February 23, 2008, we will be subject to a prepayment penalty of 1.0%, otherwise the payment terms remain the same. Other terms that were changed included the amount by which we can elect to increase the revolving and term loan commitments from $500 million to $750 million and certain limitations on the purchases, redemption or acquisitions of capital stock, the payment of dividends and distribution in cash, and growth capital expenditures, including acquisition expenditures, will not apply during the periods in which our leverage ratio is less than 3.5:1. Our leverage ratio as of June 30, 2007 was less than 3.5:1. Depending on market conditions, we may consider acquisitions of our capital stock in the coming months. We incurred approximately $1.8 million of deferred financing costs and expensed approximately $0.2 million of other costs in connection with this transaction, which are included in debt expense.

On February 27, 2007, our interest rate margin on our term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. The term loan A currently bears interest at LIBOR plus a margin of 1.50%, for an overall effective rate of 6.82% at June 30, 2007. The margin is subject to adjustment depending upon changes in certain of our financial ratios and can range from 1.50% to 2.25% for the term loan A as well as for the revolving credit facility.

On April 25, 2007, we made a principal prepayment of $50 million on our term loan A and wrote-off $0.2 million of term loan A deferred financing costs, which is included in debt expense. Therefore, our scheduled mandatory principal payments on the term loan A are due as follows: $14.9 million in 2008, $61.3 million in 2009, $87.5 million in 2010 and $65.6 million in 2011.

As of June 30, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,156 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first six months of 2007, we accrued net benefits of $7.9 million from these swaps which is included in debt expense. As of June 30, 2007, the total fair value of these swaps was an asset of $25.4 million. We recorded $1.4 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps as well as amounts that were reclassified into income during the first six months of 2007. We also recorded $1.4 million, net of tax in the first six months of 2007, as an increase to comprehensive income related to unrealized gains on investments, as well as amounts reclassified into income.

As of June 30, 2007, the interest rates were economically fixed on approximately 59% of our variable rate debt and approximately 79% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 6.01%, based upon the current margins in effect of 1.50%, as of June 30, 2007.

Our overall average effective interest rate excluding the write-off and amortization of deferred financing costs during the second quarter of 2007 was 6.52% and as of June 30, 2007 was 6.43%.

We have undrawn revolving credit facilities totaling $250 million of which approximately $50 million was committed for outstanding letters of credit. We also have undrawn revolving lines of credit totaling $5.5 million associated with several of our joint ventures.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation and other equity matters

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the first six months of 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through June 30, 2007. For the first six months of 2006, stock-based compensation includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted in the first six months of 2006. Prior to 2006, we recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in

2007 and all prior periods. During the second quarter of 2007, we granted approximately 753,000 stock options and stock-settled stock appreciation rights with a total grant date fair value of $10.5 million and a weighted-average expected life of approximately 3.5 years.

For the first six months ended June 30, 2007 and June 30, 2006, we recognized $16.3 million and $11.5 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through June 30, 2007 and 2006 was $6.1 million and $4.5 million, respectively. As of June 30, 2007, there was $91.7 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.7 years.

During the first six months ended June 30, 2007 and 2006, we received $15.5 million and $22.6 million, respectively, in cash proceeds from stock option exercises and $12.5 million and $23.6 million, respectively, in actual tax benefits upon the exercise of stock awards.

On May 29, 2007, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, to increase the number of shares of authorized common stock from 195,000,000 to 450,000,000 shares. Our stockholders also approved an amendment and restatement of our Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under that plan by 800,001 shares, and approved an amendment and restatement of our 2002 Equity Compensation Plan to increase the number of shares of common stock available for issuance under that plan by 6,000,000 shares and, among other things, to remove certain available share recycling features, to change the limit on the maximum number of shares of common stock that may be subject to awards granted to any single recipient in any consecutive twenty-four month period so that it applies only to awards of stock options and stock appreciation rights, and to provide additional exceptions from the three year minimum vesting period generally applicable to grants of restricted stock units and other full share awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers, in the form of put provisions in joint venture agreements, which are exercisable at the third-party owners’ future discretion. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us, which approximates fair value. We also have potential cash commitments to provide operating capital advances as needed to several other third-party owned centers, minority owned centers and physician-owned vascular access clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of June 30, 2007 reflecting changes that have occurred with our debt instruments and other obligations during the first six months of 2007 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$5	$82	$154	$3,456	$3,697
Interest payments on senior and senior subordinated notes	61	243	243	304	851
Capital lease obligations	2	1	1	2	6
Operating leases	80	277	217	343	917

	$148	$603	$615	$4,105	$5,471

Potential cash requirements under existing commitments:
Letters of credit	$50				$50
Acquisition of dialysis centers	93	40	53	30	216
Working capital advances to third-parties under administrative services agreements	15				15

	$158	$40	$53	$30	$281

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of June 30, 2007 bear interest at LIBOR plus a margin of 1.50%. The term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At June 30, 2007, our senior secured credit facilities had an overall effective weighted average interest rate of 6.01%. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next twelve months and no changes in the effective interest rates, we would pay approximately $118 million of interest over the next twelve months.

Our Amended Alliance and Product Supply Agreement with Gambro AB and Gambro Renal Products, Inc. (the Amended Product Supply Agreement) requires us to purchase a significant majority of certain hemodialysis products, supplies and equipment at fixed prices through 2015. On July 2, 2007, we notified Gambro Renal Products, Inc. that we were electing to be permanently relieved of our purchase obligation under the Amended Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to an FDA import ban after June 30, 2007. Our total expenditures for the three and six months ended June 30, 2007 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Amended Product Supply Agreement will depend upon a number of factors, including the operating and capital requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The settlements of existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

The table below provides information, as of June 30, 2007, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair Value
	2007	2008	2009	2010	2011	2012
	(dollars in millions)
Long Term Debt
Fixed Rate	$3	$2	$1	$1	$0	$1	$1,751	$1,759	6.89%	$1,722
Variable rate	$4	$17	$63	$88	$66	$1,706	$—	$1,944	6.01%	$1,944

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2007	2008	2009	2010	2011
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,156	$188	$378	$401	$189	$—	3.08% to 4.27%	LIBOR	$25.4

As of June 30, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,156 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first six months of 2007, we accrued net benefits of $7.9 million from these swaps which is included in debt expense. As of June 30, 2007, the total fair value of these swaps was an asset of $25.4 million. We recorded $1.4 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps as well as amounts that were reclassified into income during the first six months of 2007. We also recorded $1.4 million, net of tax in the first six months of 2007, as an increase to comprehensive income related to unrealized gains on investments, as well as amounts reclassified into income.

As of June 30, 2007, the interest rates were economically fixed on approximately 59% of our variable rate debt and approximately 79% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 6.01%, based upon the current margins in effect of 1.50% as of June 30, 2007.

Our overall average effective interest rate excluding the write-off and amortization of deferred financing costs during the second quarter of 2007 was 6.52% and as of June 30, 2007 was 6.43%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supercedes the description of the risk factors associated with our business previously disclosed in Part II Item IA of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis revenue for the quarter ended June 30, 2007 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit. We expect that some of our commercial payment rates will be materially lower in the future as a result of general conditions in the market, recent and future consolidations among commercial payors, downward trends in health insurance premiums, increased focus on dialysis services, our acquisition of DVA Renal Healthcare, including the reconciliation of existing contracts with differing rates, and other factors. We are continuously in the process of negotiating agreements with our commercial payors. In the event that our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. In addition, we believe that payors and employers continue to encourage members to obtain care with in-network providers or restrict access to out-of-network providers and network rates are typically lower than out-of-network rates. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis revenue for the quarter ended June 30, 2007 was generated from patients who have Medicare as their primary payor. The Medicare End Stage Renal Disease (ESRD) program pays us for dialysis treatment services at fixed rates. Unlike most other services covered by Medicare, the

Medicare ESRD program has not provided for regular inflation increases in payment rates. Increases in operating costs that are subject to inflation, such as labor and supply costs, have occurred and are expected to continue to occur regardless of whether there is a compensating increase in payment rates. We cannot predict with certainty the nature or extent of future rate changes, if any. To the extent these rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

Changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed. Changes to the structure of the composite rate and separately billable payment rates went into effect in January 2006, as Medicare moved to payment rates for pharmaceuticals from average acquisition cost to average sale price plus 6%. CMS and Congress continue to examine and propose changes to the payment structure for dialysis services. Future changes in the structure of, and payment rates under, the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Pharmaceuticals were approximately 35% of our total Medicare revenue for the quarter ended June 30, 2007. ESRD pharmaceutical payment rates and utilization continue to receive attention from the government, which may lead to downward pressure on utilization and reimbursement changes in the future. The House of Representatives has proposed ESRD reimbursement legislation to be effective in 2010, which includes bundling at rates that are below the cost we incur to provide the service. If Medicare begins to bundle other services for payment by including in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately, or if there are further changes to or decreases in the payment rate for these items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our dialysis revenue for the quarter ended June 30, 2007 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. Currently, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by those programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

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

The administration of EPO and other pharmaceuticals accounts for approximately 35% of our dialysis revenue for the quarter ended June 30, 2007. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and continues to review the issue. In March 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label, which has created confusion and concern in the nephrology community and which has resulted in a decrease in utilization of EPO by physicians in the range of 2% to 5%. The FDA will be holding additional hearings to revisit these label changes as they apply to ESRD. The recent labeling changes may also cause CMS to change their reimbursement policies. For example, in July 2007, CMS proposed changes to the existing EPO monitoring policy which have not yet been enacted but which could further limit reimbursement. The House of Representatives has also proposed legislation which includes language that would decrease EPO reimbursement for larger dialysis providers, including DaVita. Further changes in physician practice patterns and accepted clinical practices, changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies, the introduction of new pharmaceuticals or the conversion to alternate types of administration of EPO or other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows. Such changes could also have a negative impact on our patient clinical outcomes.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreements with Amgen for EPO have included potential pricing discounts which may depend upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. Our agreements with Amgen also have provided for specific rebates off list price and additional incentives based on patient outcomes, process improvement and data submission, purchase volume growth and some combination of these factors. Factors that could impact our ability to qualify for the discounts, rebates and incentives provided for in our agreement with Amgen in the future include our ability to achieve certain clinical outcomes, changes in pharmaceutical intensities and our growth. We have and may from time to time in the future accelerate our EPO purchase volume in a given period to take advantage of certain incentives provided for in these agreements, which could result in an increase in our inventory levels. Failure to qualify for discounts or meet or exceed the targets and earn the specified rebates and incentives due to changes in prescribing patterns or otherwise could have a material adverse effect on our earnings and cash flows.

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

Continued inquiries from various governmental bodies with respect to our utilization of erythropoiesis-stimulating agents will require management’s attention, cause us to incur significant legal expense and could substantially reduce our revenues, earnings and cash flows.

There is currently significant scrutiny and controversy regarding anemia management practices for ESRD patients in the United States. In response to recent clinical studies identifying risks in certain patient populations related to the utilization of erythropoiesis-stimulating agents, i.e. EPO and Aranesp, and in response to changes in the labeling of EPO and Aranesp, there has been substantial media attention and government scrutiny resulting in hearings and proposed legislation regarding utilization and reimbursement. Although we believe our anemia management practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies. For example, the subpoena from the U.S. Attorney’s office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. In addition, in February 2007, we received a request for information from the Office of Inspector General in Houston, Texas for records relating to EPO claims submitted to Medicare. The U.S. Attorney’s Office for the Eastern District of Texas has stated that the request is related to a civil investigation related to EPO claims and more recently, that it intends to cause a subpoena to be issued to us seeking additional documents related to this same matter. Continued inquiries from various agencies with respect to this issue would require management’s attention and significant legal expense and any negative findings could substantially reduce our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies and financial relationships with physicians and joint ventures, the related request for additional documents related to specific medical director and joint venture arrangements we received in October 2005, the related subpoena we received in February 2006 requesting documents related to certain patient records relating to the administration and billing of EPO and the request for additional documents related to durable medical equipment and supply companies owned by us received in May 2007. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

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

As of June 30, 2007 we owned a controlling interest in approximately 95 dialysis related joint ventures, representing approximately 15% of our dialysis revenue for the second quarter of 2007. We anticipate that we will continue to increase the number of our joint ventures during 2007. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the “anti-kickback” statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, and the related request for additional documents received in October 2005, includes a request for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize for a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our approximately 106,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes, and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

If the ancillary services we provide or the strategic initiatives we invest in are ultimately unsuccessful, we may have to write-off our investment in one or more of these activities.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs, ESRD full capitation demonstration projects and administrative services provided to minority-owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services. If any of our ancillary services or strategic initiatives do not perform at the level that we anticipate, we may be required to write-off our investment in one or more of these activities. As an example, our investment in pharmacy services of approximately $17 million at the end of the second quarter of 2007 may be subject to future write-offs.

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

If we are not able to continue to make acquisitions on reasonable terms or if we face significant patient attrition to our competitors, it could adversely affect our business.

We are facing increased competition in the dialysis industry from large and medium sized providers which compete directly with us for acquisition targets as well as for individual patients. Acquisitions and patient retention are an important part of our growth strategy. If we are not able to continue to make acquisitions on reasonable terms or if we face significant patient attrition to our competitors, it could adversely affect our business.

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

We entered into an alliance and product supply agreement with Gambro Renal Products in October 2005 to supply dialysis equipment, machines, dialyzers and certain other products, which was subsequently amended in August 2006, in part to permit the termination of our purchase obligations with respect to dialysis machines under certain circumstances. On July 2, 2007, we notified Gambro Renal Products that we were electing to be permanently relieved of our obligation to purchase dialysis machines because such products remained subject to an FDA import ban. If we are unable to satisfy our requirements for the products affected by the import ban, our revenues, earnings and cash flows could be negatively affected. In addition, all other purchase obligations under the amended supply agreement remain the same and may limit our ability to realize future cost savings in regard to products and equipment for which we remain obligated to make purchases under the agreement. For the quarter and six months ended June 30, 2007, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

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

In 2004, DVA Renal Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of DVA Renal Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. If DVA Renal Healthcare does not comply with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or exclusion from participation in government programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government are substantial and may be greater than we currently experience. In addition, as a result of the settlement agreement, some commercial payors and other third parties have initiated legal proceedings against DVA Renal Healthcare related to the billing practices and other matters covered by the settlement agreement and we could received similar claims in the future.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide or to which we have committed obligations to make purchases, including Amgen, Fresenius Medical Care, Gambro Renal Products, Baxter Healthcare Corporation, as well as others. If any of these suppliers are unable to meet our needs for the products they supply and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. Our suppliers may face difficulty in meeting our needs for the products they supply. For example, in July 2007, we notified Gambro Renal Products that we were electing to be permanently relieved of our obligation to purchase dialysis machines which remained subject to an import ban by the FDA. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. Since September 2001, we also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on June 30, 2007, these cash bonuses would total approximately $220 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for the Company.

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

(c) Stock Repurchases

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes.

There were no repurchases of our common stock during the three-month and six month periods ended June 30, 2007. We have approximately $249 million available from Board authorizations to repurchase shares of our common stock as of June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 29, 2007.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following directors were elected at the meeting with the number of votes cast for each director, against each director or withheld from each director set forth after the director’s respective name:

Name	Votes For	Votes Against	Abstentions
Charles G. Berg	92,778,920	76,266	373,160
Willard W. Brittain	92,595,163	548,343	84,840
Nancy-Ann DeParle	89,606,160	3,545,001	77,185
Peter T. Grauer	88,968,546	4,117,456	142,344
John M. Nehra	89,942,824	3,198,900	86,622
William L. Roper, M.D.	92,856,927	294,533	76,886
Kent J. Thiry	91,905,171	1,253,697	69,478
Roger J. Valine	92,850,809	298,056	79,481
Richard C. Vaughan	92,852,522	297,981	77,843

Proposal 2 submitted to our stockholders at the meeting was approval of an amendment to our amended and restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
Approval of an amendment to our amended and restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock.	80,815,301	12,349,816	63,229

Proposal 3 submitted to our stockholders at the meeting was approval of the amendment and restatement of our employee stock purchase plan, including an increase in the number of shares of common stock available for issuance under the plan. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
Approval of the amendment and restatement of our employee stock purchase plan, including as increase in the number of shares of common stock available for issuance under the plan	81,091,472	4,242,793	50,639

Proposal 4 submitted to our stockholders at the meeting was approval of the amendment and restatement of our 2002 equity compensation plan, including an increase in the number of shares available for issuance under the plan. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
Approval of the amendment and restatement of our 2002 equity compensation plan, including an increase in the number of shares available for issuance under the plan.	52,857,558	32,442,660	84,686

Proposal 5 submitted to our stockholders at the meeting was to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2007. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2007	87,256,170	5,394,048	578,128

Items 3 and 5 are not applicable.

Item 6.	Exhibits.

Exhibit Number
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita, Inc., as amended. ✓

10.1	Amended and Restated Employee Stock Purchase Plan. *(1)

10.2	Amended and Restated 2002 Equity Compensation Plan. *(1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on June 4, 2007 as an Exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger Vice President and Controller*

Date: August 2, 2007

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s chief accounting officer.

INDEX TO EXHIBITS

Exhibit Number
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita, Inc., as amended. ✓

10.1	Amended and Restated Employee Stock Purchase Plan. *(1)

10.2	Amended and Restated 2002 Equity Compensation Plan. *(1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 2, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on June 4, 2007 as an Exhibit to the Company’s Current Report on Form 8-K.