Form 10-Q
period 2007-09-30
DAVITA INC
filed 2007-11-07
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

September 30, 2007

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

As of October 31, 2007, the number of shares of the Registrant’s common stock outstanding was approximately 106.7 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $7.0 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and nine months ended September 30, 2007 and September 30, 2006	1

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2007 and for the year ended December 31, 2006	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

Signature		43

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net operating revenues	$1,318,381	$1,237,041	$3,909,282	$3,608,045
Operating expenses and charges:
Patient care costs	890,243	857,049	2,662,841	2,517,795
General and administrative	120,596	113,447	356,249	329,059
Depreciation and amortization	49,230	44,478	142,078	128,086
Provision for uncollectible accounts	34,107	31,985	101,686	93,295
Minority interests and equity income, net	11,793	10,956	34,757	26,857
Valuation gain on Alliance and Product Supply Agreement	—	(37,968)	(55,275)	(37,968)

Total operating expenses and charges	1,105,969	1,019,947	3,242,336	3,057,124

Operating income	212,412	217,094	666,946	550,921
Debt expense	(62,715)	(67,904)	(194,496)	(206,799)
Other income	6,278	3,271	17,131	10,118

Income from continuing operations before income taxes	155,975	152,461	489,581	354,240
Income tax expense	61,520	59,370	193,520	139,040

Income from continuing operations	94,455	93,091	296,061	215,200
Discontinued operations
Gain on disposal of discontinued operations, net of tax	—	1,765	—	362

Net income	$94,455	$94,856	$296,061	$215,562

Earnings per share:
Basic earnings per share from continuing operations	$0.89	$0.90	$2.80	$2.08

Basic earnings per share	$0.89	$0.91	$2.80	$2.09

Diluted earnings per share from continuing operations	$0.88	$0.88	$2.76	$2.04

Diluted earnings per share	$0.88	$0.90	$2.76	$2.04

Weighted average shares for earnings per share:
Basic	106,171,473	103,784,510	105,558,536	103,295,407

Diluted	107,561,139	105,923,976	107,129,135	105,643,406

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$391,300	$310,202
Short-term investments	22,177	4,734
Accounts receivable, less allowance of $193,644 and $171,757	976,285	932,385
Inventories	75,611	89,119
Other receivables	186,282	148,842
Other current assets	27,653	25,124
Deferred income taxes	241,212	199,090

Total current assets	1,920,520	1,709,496
Property and equipment, net	894,164	849,966
Amortizable intangibles, net	185,761	203,721
Investments in third-party dialysis businesses	2,227	1,813
Long-term investments	7,844	13,174
Long-term assets	42,097	45,793
Goodwill	3,728,822	3,667,853

	$6,781,435	$6,491,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$245,976	$251,686
Other liabilities	444,196	473,219
Accrued compensation and benefits	322,289	341,766
Current portion of long-term debt	9,711	20,871
Income taxes payable	19,408	24,630

Total current liabilities	1,041,580	1,112,172
Long-term debt	3,695,586	3,730,380
Other long-term liabilities	59,310	50,076
Alliance and product supply agreement	42,640	105,263
Deferred income taxes	167,035	125,642
Minority interests	148,018	122,359
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 106,658,297 and 104,636,608 shares outstanding)	135	135
Additional paid-in capital	688,590	630,091
Retained earnings	1,429,573	1,129,621
Treasury stock, at cost (28,203,986 and 30,225,675 shares)	(496,042)	(526,920)
Accumulated other comprehensive income	5,010	12,997

Total shareholders’ equity	1,627,266	1,245,924

	$6,781,435	$6,491,816

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$296,061	$215,562
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142,078	128,086
Valuation gain on Alliance and product supply agreement	(55,275)	(37,968)
Stock-based compensation expense	25,260	18,896
Tax benefits from stock award exercises	27,000	29,261
Excess tax benefits from stock award exercises	(23,632)	(27,146)
Deferred income taxes	25,645	1,249
Minority interests in income of consolidated subsidiaries	35,703	28,812
Distributions to minority interests	(35,216)	(25,552)
Equity investment income	(946)	(1,955)
(Gain) loss on disposal of discontinued operation and other dispositions	(4,944)	508
Non-cash debt and non-cash rent charges	11,810	13,562
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(32,425)	(46,135)
Inventories	15,144	(29,118)
Other receivables and other current assets	(42,818)	(18,155)
Other long-term assets	(11,921)	(5,329)
Accounts payable	(6,458)	16,557
Accrued compensation and benefits	(17,347)	67,889
Other current liabilities	(26,151)	63,643
Income taxes	(13,072)	(65,924)
Other long-term liabilities	1,214	2,720

Net cash provided by operating activities	309,710	329,463

Cash flows from investing activities:
Purchase of investments	(42,202)	—
Additions of property and equipment, net	(176,078)	(181,425)
Acquisitions and purchases of other ownership interests	(81,782)	(75,580)
Proceeds from divestitures and asset sales	4,643	21,348
Proceeds from sale and maturities of investments	36,918	—
Investments in and advances to affiliates, net	16,204	14,605
Purchase of intangible assets	(556)	(5,749)

Net cash used in investing activities	(242,853)	(226,801)

Cash flows from financing activities:
Borrowings	10,405,556	4,493,339
Payments on long-term debt	(10,451,891)	(4,826,163)
Deferred financing costs	(4,462)	296
Purchase of treasury stock	(6,350)	—
Excess tax benefits from stock award exercises	23,632	27,146
Stock award exercises and other share issuances, net	47,756	31,187

Net cash provided by (used in) financing activities	14,241	(274,195)

Net increase (decrease) in cash and cash equivalents	81,098	(171,533)
Cash and cash equivalents at beginning of period	310,202	431,811

Cash and cash equivalents at end of period	$391,300	$260,278

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	134,862	$135	$569,751	$839,930	(32,927)	$(574,013)	$14,806	$850,609
Comprehensive income:
Net income				289,691				289,691
Unrealized gain on interest rate swaps, net of tax							7,862	7,862
Less reclassification of net swap valuation gains into net income, net of tax							(9,671)	(9,671)

Total comprehensive income								287,882

Stock purchase shares issued			1,861		80	1,403		3,264
Stock unit shares issued			(1,860)		160	2,790		930
Stock option shares issued			(5,023)		2,461	42,900		37,877
Stock-based compensation expense			26,389					26,389
Tax benefits from stock awards exercised			38,973					38,973

Balance at December 31, 2006	134,862	135	630,091	1,129,621	(30,226)	(526,920)	12,997	1,245,924
Comprehensive income:
Net income				296,061				296,061
Unrealized loss on interest rate swaps, net of tax							(1,454)	(1,454)
Less reclassification of net swap valuation gains into net income, net of tax							(7,052)	(7,052)
Unrealized gain on investments, net of tax							4,207	4,207
Less reclassification of net investment gains into net income, net of tax							(3,688)	(3,688)

Total comprehensive income								288,074

Cumulative effect of change in accounting principle—SFAS Interpretation No. (FIN) 48				3,891				3,891
Stock purchase shares issued			3,820		124	2,160		5,980
Stock unit shares issued			(1,609)		107	1,859		250
Stock options & SSARs exercised			8,066		1,902	33,209		41,275
Purchase of treasury stock					(111)	(6,350)		(6,350)
Stock-based compensation expense			25,260					25,260
Tax benefits from stock awards exercised			22,962					22,962

Balance at September 30, 2007	134,862	$135	$688,590	$1,429,573	(28,204)	$(496,042)	$5,010	$1,627,266

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Prior year balances and amounts have been classified to conform to the current year presentation.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(shares in thousands)
Basic:
Income from continuing operations	$94,455	$93,091	$296,061	$215,200
Gain on disposal of discontinued operations, net of tax	—	1,765	—	362

Net income	$94,455	$94,856	$296,061	$215,562

Weighted average shares outstanding during the period	106,126	103,734	105,514	103,244
Vested stock units	45	51	45	51

Weighted average shares for basic earnings per share calculations	106,171	103,785	105,559	103,295

Basic earnings per share from continuing operations	$0.89	$0.90	$2.80	$2.08
Gain on disposal of discontinued operations	—	0.01	—	0.01

Basic earnings per share	$0.89	$0.91	$2.80	$2.09

Diluted:
Income from continuing operations	$94,455	$93,091	$296,061	$215,200
Gain on disposal of discontinued operations, net of tax	—	1,765	—	362

Net income for diluted earnings per share calculation	$94,455	$94,856	$296,061	$215,562

Weighted average shares outstanding during the period	106,126	103,734	105,514	103,244
Vested stock units	45	51	45	51
Assumed incremental shares from stock plans	1,390	2,139	1,570	2,348

Weighted average shares for diluted earnings per share calculation	107,561	105,924	107,129	105,643

Diluted earnings per share from continuing operations	$0.88	$0.88	$2.76	$2.04
Gain on disposal of discontinued operations	—	0.02	—	—

Diluted earnings per share	$0.88	$0.90	$2.76	$2.04

Shares associated with stock options and stock appreciation rights that have exercise or base prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock award shares not included in computation (shares in 000’s)	305	365	930	352
Exercise or base price range of stock awards not included in computation:
Low	$56.74	$54.57	$55.17	$54.67
High	$61.77	$60.21	$61.77	$60.21

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

3.	Stock-based compensation and other equity matters

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the first nine months of 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through September 30, 2007. For the first nine months of 2006, stock-based compensation includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted in the first nine months of 2006. Prior to 2006, the Company recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in 2007 and all prior periods. During the third quarter of 2007, the Company granted 332,818 stock-based awards with a total grant-date fair value of $5,561, and a weighted-average expected life of approximately 3.5 years.

For the nine months ended September 30, 2007 and 2006, the Company recognized $25,260 and $18,896, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through September 30, 2007 and 2006 was $9,475 and $6,915, respectively. As of September 30, 2007, there was $86,938 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.7 years.

During the nine months ended September 30, 2007 and 2006, the Company received $41,275 and $29,006, respectively, in cash proceeds from stock option exercises and $27,000 and $29,261, respectively, in actual tax benefits upon the exercise of stock awards.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

4.	Long-term debt

Long-term debt was comprised of the following:

	September 30, 2007	December 31, 2006
Term loan A	$229,250	$279,250
Term loan B	1,705,875	2,105,875
6 5/8% Senior Notes and 7 1/4% Senior Subordinated Notes	1,750,000	1,350,000
Capital lease obligations	4,221	6,929
Acquisition obligations and other notes payable	11,292	9,197

Total principal debt outstanding	3,700,638	3,751,251
Premium on the 6 5/8% Senior Notes	4,659	—

	3,705,297	3,751,251
Less current portion	(9,711)	(20,871)

	$3,695,586	$3,730,380

Scheduled maturities of long-term debt at September 30, 2007 were as follows:

2007	$4,890
2008	18,871
2009	63,966
2010	88,973
2011	66,498
2012	1,706,494
Thereafter	1,750,946

On February 23, 2007, the Company issued $400,000 of 6 5/8% senior notes due 2013 in a private offering, realizing $405,080 in proceeds, which included a $5,080 premium, and incurred $2,678 in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500,000 aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400,000 of 6 5/ 8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments which began March 15, 2007. The senior notes may be redeemed by the Company in whole or part at any time on or after March 15, 2009, at certain specified prices. The Company used $400,000 of these proceeds to pay down its term loan B and also wrote-off $4,188 of term loan B deferred financing costs, which is included in debt expense.

The Company’s senior and senior subordinated notes, as of September 30, 2007, consisted of $900,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015.

On February 23, 2007, the Company amended and restated its existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on its term loan B by 0.50%, and to amend certain financial covenants. The amended term loan B bears interest at LIBOR plus 1.50%, for an overall effective rate of 5.87%, including the impact of the Company’s swap agreements as of September 30, 2007. If the Company refinances the term loan B prior to February 23, 2008, the Company will be subject to a prepayment penalty of 1.0%,

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

otherwise the payment terms remain the same. Other terms that were changed included the amount by which the Company can elect to increase the revolving and term loan commitments from $500,000 to $750,000 and certain limitations on purchases, redemptions or acquisitions of capital stock, the payment of dividends and distribution in cash, and growth capital expenditures, including acquisition expenditures, will not apply during the periods in which the Company’s leverage ratio is less than 3.5:1. The Company’s leverage ratio as of September 30, 2007 was less than 3.5:1. The Company incurred deferred financing costs of $1,781 and expensed $248 of other costs in connection with this transaction, which are included in debt expense.

On February 27, 2007, the Company’s interest rate margin on its term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. The term loan A currently bears interest at LIBOR plus 1.50%, for an overall effective rate of 6.63% as of September 30, 2007. The margin is subject to adjustment depending upon changes in certain financial ratios of the Company and can range from 1.50% to 2.25% for the term loan A, as well as for the revolving credit facility.

On April 25, 2007, the Company made a principal prepayment of $50,000 on its term loan A and wrote-off $183 of term loan A deferred financing costs, which is included in debt expense. After giving effect to this prepayment, the Company’s scheduled mandatory principal payments on the term loan A are due as follows: $14,875 in 2008, $61,250 in 2009, $87,500 in 2010, and $65,625 in 2011.

As of September 30, 2007, the Company maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,096,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on the Company’s debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first nine months of 2007, the Company accrued net benefits of $11,541 from these swaps which is included in debt expense. As of September 30, 2007, the total fair value of these swaps was an asset of $13,037 and is principally included in other long-term assets.

On October 16, 2007, the Company entered into a forward interest rate swap that will have the economic effect of modifying the LIBOR-based interest rate to a fixed rate of 4.70% on $100,000 of the Company’s term loan B outstanding debt, effective September 30, 2008. The total notional amount of $100,000 requires quarterly interest payments beginning in December 2008. The interest rate swap expires in 2010.

Total comprehensive income for the three and nine months ended September 30, 2007 was $86,452 and $288,074, respectively, including reductions to other comprehensive income for valuation losses, net of amounts reclassified into income on swaps of $7,098 and $8,506, net of tax, respectively, and adjustments to other comprehensive income for unrealized gains (losses), on investments, net of amounts reclassified into income of ($905) and $519, net of tax, respectively.

Total comprehensive income for the three and nine months ended September 30, 2006 was $84,513 and $214,847, respectively, including other comprehensive income valuation losses on swaps of $10,343 and $715, respectively net of tax.

As of September 30, 2007, the interest rates were economically fixed on approximately 56% of the Company’s variable rate debt and approximately 77% of its total debt.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 6.0%, based upon the current margins in effect of 1.50%, as of September 30, 2007.

The Company’s overall average effective interest rate excluding the write-off and amortization of deferred financing costs during the third quarter of 2007 was 6.48% and as of September 30, 2007 was 6.43%.

The Company has undrawn revolving credit facilities totaling $250,000 of which approximately $50,000 was committed for outstanding letters of credit. The Company also has undrawn revolving lines of credit totaling $16,500 associated with several of its joint ventures, and non-wholly-owned subsidiaries.

5.	Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements. In addition, the Company’s revenues from commercial payors may be subject to adjustment as a result of potential claims for refunds, as a result of government actions or as a result of other claims by commercial payors.

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

On October 25, 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the Company’s operations, including DaVita Laboratory

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Services. DVA Renal Healthcare received a similar subpoena in November 2004. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels (PTH), and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company and DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group and Renal Care Group. To the Company’s knowledge, no proceedings have been initiated against the Company or DVA Renal Healthcare at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services (OIG) for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena was sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue, and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will require management’s attention and significant legal expense.

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

On October 17, 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it has begun an investigation of the Company’s operations in Nevada. The investigation relates to the Company’s billing of pharmaceuticals, including EPO. The Company is cooperating with the investigation. The Attorney General’s Office has informed the Company that this investigation is being initiated as a criminal investigation. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To the Company’s knowledge, no proceedings have been

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time.

On August 28, 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against the Company. The complaint also names as defendants Amgen, Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against the Company, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against the Company are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. The Company intends to vigorously defend against these claims, however, the Company cannot predict the ultimate outcome of this matter.

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

The Company has obligations to purchase the third-party interests in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions, and are exercisable at the third- party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which approximates fair value. As of September 30, 2007, the Company’s potential obligations under these put provisions totaled approximately $239,000 of which approximately $92,000 was exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several minority-owned centers and to third-party owned centers that the Company operates under administrative service agreements of approximately $15,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-life entities which dissolve after terms of ten to fifty years. As of September 30, 2007, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

7.	Investments

In accordance with SFAS No. 115 and based on the Company’s intentions and strategy involving investments, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and debt securities classified as available for sale are recorded at fair value.

The Company’s investments consist of the following:

	September 30, 2007			December 31, 2006
	Held to Maturity	Available For Sale	Total	Held to Maturity	Available For Sale	Total
Certificates of Deposit, and Treasury notes due within 1 year	$17,577	$—	$17,577	$1,500	$—	$1,500
Investments in mutual funds	—	12,444	12,444	—	16,408	16,408

	$17,577	$12,444	$30,021	$1,500	$16,408	$17,908

Short-term investments	$17,577	$4,600	$22,177	$1,500	$3,234	$4,734
Long-term investments	—	7,844	7,844	—	13,174	13,174

	$17,577	$12,444	$30,021	$1,500	$16,408	$17,908

The cost of the certificates of deposit, Treasury notes and the investments in mutual funds approximates fair value. During the nine months ended September 30, 2007, the Company recorded $4,207 of unrealized gains, net of tax, in other comprehensive income associated with changes in the fair value of all of its investments. During the first nine months of 2007, the Company sold investments in mutual funds totaling $6,270, and recognized a pre-tax gain of $98, or $60 after-tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income. The Company also received $4,780 from maturities of certificates of deposits and treasury notes, during the first nine months of 2007.

On February 7, 2007, the Company entered into a National Provider Agreement with NxStage, Inc. The agreement provides the Company with the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, the Company purchased outright all of its NxStage System One equipment currently in use for $5,100, and will purchase a majority of its future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, the Company purchased 2 million shares of NxStage common stock in a private placement offering for $20,000, representing an ownership position of approximately 7% of NxStage. The Company subsequently sold these shares in the second and third quarters of 2007 for net proceeds of $25,868 and recognized a pre-tax gain of $5,938, or $3,628 after tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

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

As a result of implementing FIN 48, the Company recognized an increase of $22,900 to the beginning balance of its current and long-term deferred tax assets, offset by increases in its current and long-term income taxes payable of $19,000. This recognized net tax benefit of $3,900 was recorded as an increase to the beginning balance of retained earnings on January 1, 2007. The Company also recorded a decrease of $4,950 to the beginning balance of current and long-term deferred tax liabilities, and a corresponding decrease to goodwill as a result of recognizing tax benefits associated with our acquisition of DVA Renal Healthcare.

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

As of September 30, 2007, the balances of the unrecognized tax benefits and accrued interest and penalties have not changed significantly from the amounts as reported above.

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

The Company entered into an Alliance and Product Supply Agreement (Product Supply Agreement) with Gambro AB and Gambro Renal Products, Inc. on October 5, 2005, in conjunction with its acquisition of DVA Renal Healthcare. The agreement committed the Company to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce the Company’s purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment then affected by an import ban issued by the U.S. Food and Drug Administration (FDA) if the import ban was not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations required under the Amended Supply Agreement, the Company recorded a net valuation gain of $37,968 during the third quarter of 2006. This valuation gain represents the difference in the fair value between the Product Supply Agreement and the Amended Supply Agreement, as of the effective date of the amendment.

On July 2, 2007, the Company notified Gambro Renal Products, Inc. that it was electing to be permanently relieved of its obligation under the Amended Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to the FDA import ban after June 30, 2007. All other purchase obligations under the Amended Product Supply Agreement, which continues to require the Company to purchase a significant majority of its hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices, remain in place.

As a result of the termination of the Company’s purchase obligations for the Affected Products, the Company recorded a net valuation gain of $55,275 in the second quarter of 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and that of the Amended Product Supply Agreement as adjusted for the termination of the Affected Products as of June 30, 2007.

10.	Acquisitions

During the first nine months of 2007, the Company acquired dialysis businesses consisting of 10 centers, for a total of $13,031 in cash and deferred purchase price obligations. The assets and liabilities for these acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective date of the acquisitions. In addition, effective September 1, 2007, the Company purchased 85% of HomeChoice Partners (HCP) pursuant to a stock purchase agreement for approximately $70,207 in cash and deferred purchase price obligations, subject to further contingent price adjustments. HCP provides infusion therapy services to patients with acute or chronic conditions that can be treated at home or at an ambulatory infusion site. The Company has made an initial preliminary estimate of the fair values of assets acquired and liabilities assumed as of the date of the acquisition. These amounts and HCP’s results from the effective date of the acquisition are included in these financial statements. The Company is currently in the process of obtaining additional information necessary to determine the final acquisition-date fair values. As such the preliminary purchase price allocations are subject to change.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

The total purchase price allocations for all acquisitions were as follows:

Nine months ended September 30, 2007
Tangible assets, including cash of $1,378	$18,852
Amortizable intangible assets	7,876
Goodwill	65,843
Liabilities assumed	(1,335)
Minority interested assumed	(7,998)

Total purchase price	$83,238

The amortizable intangible assets consisting primarily of non-competition agreements are amortized using the straight-line method over a weighted-average amortization period of ten years. The goodwill associated with these acquisitions is expected to be deductible for tax purposes over a period of 15 years.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended September 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$89,613	$1,135,618	$188,032	$(94,882)	$1,318,381
Operating expenses	52,388	978,192	158,478	(94,882)	1,094,176
Minority interests	—	—	—	11,793	11,793

Operating income	37,225	157,426	29,554	(11,793)	212,412
Debt expense	(63,535)	(61,609)	(1,566)	63,995	(62,715)
Other income	70,112	—	161	(63,995)	6,278
Income tax expense	17,313	44,203	4	—	61,520
Equity earnings in subsidiaries	67,966	15,879	—	(83,845)	—

Net income	$94,455	$67,493	$28,145	$(95,638)	$94,455

For the three months ended September 30, 2006
Net operating revenues	$88,592	$1,073,137	$168,763	$(93,451)	$1,237,041
Operating expenses	45,868	926,000	130,574	(93,451)	1,008,991
Minority interests	—	—	—	10,956	10,956

Operating income	42,724	147,137	38,189	(10,956)	217,094
Debt expense	(69,103)	(71,190)	(27)	72,416	(67,904)
Other income	75,687	—	—	(72,416)	3,271
Income tax expense	19,363	40,007	—	—	59,370
Discontinued operations, net of tax	—	1,765	—	—	1,765
Equity earnings in subsidiaries	64,911	27,206	—	(92,117)	—

Net income	$94,856	$64,911	$38,162	$(103,073)	$94,856

For the nine months ended September 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$273,418	$3,377,045	$549,881	$(291,062)	$3,909,282
Operating expenses	154,224	2,895,570	448,847	(291,062)	3,207,579
Minority interests	—	—	—	34,757	34,757

Operating income	119,194	481,475	101,034	(34,757)	666,946
Debt expense	(196,570)	(193,853)	(2,039)	197,966	(194,496)
Other income	214,268	—	829	(197,966)	17,131
Income tax expense	53,525	139,420	575	—	193,520
Equity earnings in subsidiaries	212,694	64,019	—	(276,713)	—

Net income	$296,061	$212,221	$99,249	$(311,470)	$296,061

For the nine months ended September 30, 2006
Net operating revenues	$252,963	$3,153,982	$469,817	$(268,717)	$3,608,045
Operating expenses	138,341	2,784,676	375,967	(268,717)	3,030,267
Minority interests	—	—	—	26,857	26,857

Operating income	114,622	369,306	93,850	(26,857)	550,921
Debt expense	(209,388)	(213,513)	(927)	217,029	(206,799)
Other income	227,147	—	—	(217,029)	10,118
Income tax expense	51,761	87,233	46	—	139,040
Discontinued operations, net of tax	—	362	—	—	362
Equity earnings in subsidiaries	134,942	66,020	—	(200,962)	—

Net income	$215,562	$134,942	$92,877	$(227,819)	$215,562

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$389,109	$—	$2,191	—	$391,300
Accounts receivable, net	—	832,783	143,502	—	976,285
Other current assets	10,554	527,246	15,135	—	552,935

Total current assets	399,663	1,360,029	160,828	—	1,920,520
Property and equipment, net	20,975	723,174	150,015	—	894,164
Amortizable intangibles, net	58,573	125,843	1,345	—	185,761
Investments in subsidiaries	4,252,749	428,834	—	$(4,681,583)	—
Receivables from subsidiaries	655,106	—	76,337	(731,443)	—
Other long-term assets and investments	17,402	1,319	33,447	—	52,168
Goodwill	48,113	3,438,541	242,168	—	3,728,822

Total assets	$5,452,581	$6,077,740	$664,140	$(5,413,026)	$6,781,435

Current liabilities	$126,517	$860,737	$54,326	—	$1,041,580
Payables to parent and subsidiaries	—	731,443	—	$(731,443)	—
Long-term debt and other long-term liabilities	3,698,798	251,512	14,261	—	3,964,571
Minority interests	—	—	—	148,018	148,018
Shareholders’ equity	1,627,266	4,234,048	595,553	(4,829,601)	1,627,266

Total liabilities and shareholders’ equity	$5,452,581	$6,077,740	$664,140	$(5,413,026)	$6,781,435

As of December 31, 2006
Cash and cash equivalents	$299,430	$—	$10,772	—	$310,202
Accounts receivable, net	—	809,028	123,357	—	932,385
Other current assets	6,660	448,421	11,828	—	466,909

Total current assets	306,090	1,257,449	145,957	—	1,709,496
Property and equipment, net	30,130	689,039	130,797	—	849,966
Amortizable intangibles, net	59,371	142,394	1,956	—	203,721
Investments in subsidiaries	3,904,797	388,919	—	$(4,293,716)	—
Receivables from subsidiaries	812,201	—	30,928	(843,129)	—
Other long-term assets and investments	25,190	14,650	20,940	—	60,780
Goodwill	—	3,444,224	223,629	—	3,667,853

Total assets	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

Current liabilities	$166,440	$915,554	$30,178	—	$1,112,172
Payables to parent and subsidiaries	—	843,129	—	$(843,129)	—
Long-term debt and other long-term liabilities	3,725,415	273,195	12,751	—	4,011,361
Minority interests	—	—	—	122,359	122,359
Shareholders’ equity	1,245,924	3,904,797	511,278	(4,416,075)	1,245,924

Total liabilities and shareholders’ equity	$5,137,779	$5,936,675	$554,207	$(5,136,845)	$6,491,816

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$296,061	$212,221	$99,249	$(311,470)	$296,061
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(158,447)	(14,873)	(124,501)	311,470	13,649

Net cash provided by (used in) operating activities	137,614	197,348	(25,252)	—	309,710

Cash flows from investing activities
Additions of property and equipment, net	(3,561)	(134,238)	(38,279)	—	(176,078)
Acquisitions and purchases of other ownership interests	(68,534)	(13,248)	—	—	(81,782)
Proceeds from divestitures and asset sales	—	4,643	—	—	4,643
Other items	10,775	(54,345)	53,934	—	10,364

Net cash (used in) provided by investing activities	(61,320)	(197,188)	15,655	—	(242,853)

Cash flows from financing activities
Long-term debt	(902)	(160)	1,016	—	(46)
Other items	14,287	—	—	—	14,287

Net cash provided by (used in) financing activities	13,385	(160)	1,016	—	14,241

Net increase (decrease) in cash and cash equivalents	89,679	—	(8,581)	—	81,098
Cash and cash equivalents at beginning of period	299,430	—	10,772	—	310,202

Cash and cash equivalents at end of period	$389,109	$—	$2,191	$—	$391,300

For the nine months ended September 30, 2006
Cash flows from operating activities
Net income	$215,562	$134,942	$92,877	$(227,819)	$215,562
Changes in operating and intercompany assets and liabilities and non cash items included in net income	(113,039)	124,309	(125,188)	227,819	113,901

Net cash provided by (used in) operating activities	102,523	259,251	(32,311)	—	329,463

Cash flows from investing activities
Additions of property and equipment, net	(13,024)	(142,600)	(25,801)	—	(181,425)
Acquisitions and purchases of other ownership interests	—	(75,580)	—	—	(75,580)
Proceeds from divestitures and asset sales	12,742	8,606	—	—	21,348
Other items	—	(48,657)	57,513	—	8,856

Net cash (used in) provided by investing activities	(282)	(258,231)	31,712	—	(226,801)

Cash flows from financing activities
Long-term debt	(332,541)	(1,020)	737	—	(332,824)
Other items	58,629	—	—	—	58,629

Net cash (used in) provided by financing activities	(273,912)	(1,020)	737	—	(274,195)

Net (decrease) increase in cash and cash equivalents	(171,671)	—	138	—	(171,533)
Cash and cash equivalents at beginning of period	419,546	—	12,265	—	431,811

Cash and cash equivalents at end of period	$247,875	$—	$12,403	$—	$260,278

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, and our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in the structure of and payment rates under the Medicare ERSD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and DVA Renal Healthcare’s compliance with its corporate integrity agreement, the resolution of ongoing investigations by various federal and state governmental agencies, the successful integration of DVA Renal Healthcare’s billing and collection operations and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

Our operating results for the third quarter of 2007 compared with the prior sequential quarter and the same quarter of last year, and the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006, were as follows:

	Quarter ended						Nine months ended
	September 30, 2007		June 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	(dollar amounts rounded to nearest million, except per treatment data)
Total net operating revenue	$1,318	100%	$1,313	100%	$1,237	100%	$3,909	100%	$3,608	100%

Operating expenses and charges:
Patient care costs	890	68%	891	68%	857	69%	2,663	68%	2,518	69%
General and administrative	121	9%	122	9%	113	9%	356	9%	329	9%
Depreciation and amortization	49	4%	47	4%	44	4%	142	4%	128	4%
Provision for uncollectible accounts	34	3%	34	3%	32	3%	102	3%	93	3%
Minority interest and equity income, net	12	1%	12	1%	11	1%	35	1%	27	1%
Valuation gain on Product Supply Agreement	—	0%	(55)	(4%)	(38)	(3%)	(55)	(1%)	(38)	(1%)

Total operating expenses and charges	1,106	84%	1,052	80%	1,020	83%	3,242	83%	3,057	85%

Operating income	$212		$261		$217		$667		$551

Dialysis treatments	3,842,763		3,792,419		3,668,999		11,335,453		10,772,598
Average dialysis treatments per treatment day	49,266		48,621		46,443		48,567		46,037
Average dialysis revenue per dialysis treatment (including the lab)	$334		$338		$331		$336		$329

Net Operating Revenues

Total net operating revenue. Net operating revenues for the third quarter of 2007 were $1,318 million, an increase of approximately $6 million or approximately 0.4% compared with the second quarter of 2007. The increase in net operating revenues was primarily due to an increase in the number of dialysis treatments, the addition of the operating revenue derived from the acquisition of Home Choice Partners, increases in revenues at the Company’s other strategic initiatives, partially offset by a decrease in revenue per treatment. The increase in the number of dialysis treatments was primarily due to non-acquired treatment growth from existing and new centers. Revenue per treatment of $334 in the third quarter of 2007 decreased by approximately $4 as compared to the second quarter of 2007. The decrease in revenue per treatment was primarily due to lower government reimbursement for pharmaceuticals, decreases in certain commercial payment rates and decreases in intensity of physician prescribed pharmaceuticals.

The increase in net operating revenues of approximately 6.6% in the third quarter of 2007, and approximately 8.3% for the nine months ended September 30, 2007 as compared to the same periods in 2006, was principally due to increases in the number of treatments of approximately 5.0% for both periods, increases in the average dialysis revenue per treatment of approximately 1.0% and 2.0% respectively, and increases in other revenues of approximately 1.0% for both periods, due to additional lab, management fees and revenue from ancillary services and strategic initiatives. The increase in the number of treatments was primarily attributable to non-acquired annual treatment growth from existing and new centers, and from acquisitions. The increase in the average dialysis revenue per treatment was due primarily to increases in our standard commercial payment rates, increases in the Medicare composite rate, partially offset by decreases in government reimbursement for pharmaceuticals, and decreases in the intensity of physician prescribed pharmaceuticals.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 67.5% of total operating revenues for the third quarter of 2007, as compared to 67.9% and 69.3% for the second quarter of 2007 and the third quarter of 2006, respectively. On a per treatment basis, patient care costs decreased approximately $3 as compared to the second quarter of 2007, and decreased approximately $2 as compared with the third quarter of 2006. The decrease in the per treatment costs in the third quarter of 2007 as compared to the second quarter of 2007 was primarily attributable to gains from insurance settlements from Hurricane Katrina and a fire at one of our centers, lower professional and general liability insurance costs, a decline in employee benefit costs and worker’s compensation, partially offset by higher labor costs. The decrease in the per treatment costs in the third quarter of 2007 as compared to the third quarter of 2006 was primarily attributable to gains from insurance settlements as described above, lower professional and general liability insurance costs, lower benefits costs, partially offset by higher labor and drug costs and higher operating costs of our dialysis centers. For the nine months ended September 30, 2007, patient care costs were 68.1% of total operating revenues, as compared to 69.8% for the same period of 2006. On a per treatment basis, patient care costs increased approximately $1 in the first nine months of 2007, as compared to the first nine months of 2006, primarily due to higher labor costs, an increase in the operating costs of our dialysis centers, partially offset by lower intensity levels of physician prescribed pharmaceuticals, lower benefit costs and lower professional and general liability insurance costs.

General and administrative expenses. General and administrative expenses were 9.1% of total operating revenues for the third quarter of 2007, as compared to 9.3% and 9.2% for the second quarter of 2007 and third quarter of 2006, respectively. In absolute dollars, general and administrative expenses for the third quarter of 2007 decreased by approximately $2 million from the second quarter of 2007. The decrease in the third quarter of 2007 compared to the second quarter of 2007, was principally due to lower integration costs, partially offset by higher labor costs, professional fees for legal and compliance initiatives, travel costs and the timing of certain expenditures. For the nine months ended September 30, 2007 and 2006, general and administrative expenses were 9.1% of total operating revenues. In absolute dollars, general and administrative expenses for the third quarter of 2007, and for the nine months ended September 30, 2007 increased by approximately $7 million, and $27 million, respectively, from the same periods in 2006. The increases in the third quarter of 2007 and for the nine months ended September 30, 2007, was primarily due to higher labor costs, stock-based compensation costs and professional fees for legal and compliance initiatives, partially offset by lower integration costs.

Depreciation and amortization. The increase in depreciation and amortization in the third quarter of 2007 and for the nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily due to growth through new center developments and expansions.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable was 2.6% for all quarters presented. The current provision level of 2.6% may increase if we encounter unanticipated problems with the integration of our billing and collecting systems or economic conditions substantially change.

Debt expense. Debt expense of $62.7 million in the third quarter of 2007 decreased by approximately $0.2 million from the second quarter of 2007. Excluding the write-offs of deferred financing costs and other costs totaling approximately $0.2 million that are included in debt expense in the second quarter of 2007, debt expense would have remained unchanged. Lower average outstanding principal balances in the third quarter of 2007, were offset by higher interest expense due to an increase in the number of outstanding days in the quarter.

For the third quarter of 2007 and for the nine months ended September 30, 2007, debt expense decreased by approximately $5.2 million and $12 million, respectively, as compared to the same periods of 2006. The decrease was attributable to principal prepayments made during the year resulting in lower average outstanding principal balances, lower interest rate margins on our term loans, and decreases in the LIBOR-based variable interest rates on the unhedged portion of our debt.

Debt expense for the nine months ended September 30, 2007 included write-offs of deferred financing costs of approximately $4.4 million, associated with the principal prepayments on our term loans. Debt expense for the first nine months of 2007 also included approximately $0.2 million of other costs that were expensed in connection with the amendment of the term loan B.

Minority interests and equity income, net. Minority interests and equity income, net was $11.8 million for the third quarter of 2007, a net decrease of approximately $0.6 million as compared to the second quarter of 2007. The decrease was primarily due to revenue adjustments at several of our joint ventures. For the nine months ended September 30, 2007 minority interests and equity income, net was $34.8 million, as increase of approximately $7.9 million as compared to the same period of 2006. The increase reflects an ongoing trend toward a higher percentage of our new and existing centers having minority partners, as well as growth in the profitability of joint ventures.

Alliance and Product Supply Agreement

We entered into an Alliance and Product Supply Agreement (Product Supply Agreement) with Gambro AB and Gambro Renal Products, Inc. on October 5, 2005, in conjunction with our acquisition of DVA Renal Healthcare. The agreement committed us to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce our purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment then affected by an import ban issued by the U.S. Food and Drug Administration (FDA) if the import ban was not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations required under the Amended Supply Agreement, the Company recorded a net valuation gain of $38 million during the third quarter of 2006. This valuation gain represents the difference in the fair value between the Product Supply Agreement and the Amended Supply Agreement, as of the effective date of the amendment.

On July 2, 2007, we notified Gambro Renal Products, Inc. that we were electing to be permanently relieved of our obligation under the Amended Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to the FDA import ban after June 30, 2007. All other purchase obligations under the Amended Product Supply Agreement, which continues to require us to purchase a significant majority of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices, remain in place.

As a result of the termination of our purchase obligations for the Affected Products, we recorded a net valuation gain of $55 million in the second quarter of 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and that of the Amended Product Supply Agreement as adjusted for the termination of the Affected Products as of June 30, 2007.

Accounts receivable

Our accounts receivable balances at September 30, 2007 and June 30, 2007 were $976 million and $960 million respectively, which represented approximately 70 and 69 days of revenue, respectively, net of bad debt provision. The increase in our DSO was primarily due to a delay in the timing of Medicare and Medicaid cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the third quarter of 2007 in the amount of unreserved accounts receivable or the amounts pending approval from third-party payors.

Outlook

Outlook for 2007 and 2008. Operating income for the fourth quarter of 2007 is expected to be in the range of $190-200 million. We are narrowing our operating income for 2007 to a range of $800-810 million. Our operating income guidance for 2008, excluding the impact of any potential Medicare legislation, is still projected to be in the range of $790-850 million, however, we believe at this time that operating income is more likely to be in the lower end of the range for 2008. We are entering into a period of unusual earnings uncertainty. Therefore the guidance range for 2008 does not capture as high a percentage of the potential outcomes as usual. These projections and the underlying assumptions involve significant risks and uncertainties and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, possible reductions in private and government payment rates, changes in the structure of and payment rates under the Medicare ESRD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and DVA Renal Healthcare’s compliance with its corporate integrity agreement, the resolution of ongoing investigations by various federal and state governmental agencies, and the successful integration of DVA Renal Healthcare’s billing and collection operations. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the forward looking statements and associated risks as discussed in Item 2 on page 20 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2007 was $96 million, compared to $97 million during the third quarter of 2006. Non-operating cash outflows for the third quarter of 2007 included capital asset expenditures of $71 million, including $49 million for new center developments and relocations, and an additional $76 million for acquisitions. We also repurchased 0.1 million shares of our common stock for approximately $6.4 million. During the third quarter of 2007, we sold investments in mutual funds and NxStage, Inc. common stock totaling $11.5 million. Non-operating cash outflows for the third quarter of 2006 included capital asset expenditures of approximately $66 million, including $35 million for new center developments, and an additional $6 million for acquisitions. During the third quarter of 2007, we acquired 6 centers, opened 18 new dialysis centers, closed one center, and provided administrative services to one additional center. During the third quarter of 2006, we acquired 5 dialysis centers, opened 13 new dialysis centers, and closed 4 centers.

Cash flow from operations during the first nine months of 2007 was $310 million, compared to $329 million during the first nine months of 2006. The first nine months of 2006 included an income tax payment of approximately $85 million associated with the divestitures of certain centers in conjunction with the DVA Renal Healthcare acquisition. Non-operating cash outflows for the first nine months of 2007 included capital asset expenditures of $176 million, including $102 million for new center developments and relocations, and an additional $82 million for acquisitions. We also repurchased 0.1 million shares of our common stock for approximately $6.4 million. During the first nine months of 2007, we sold investments in mutual funds and NxStage, Inc. common stock totaling $36.9 million. Non-operating cash outflows for the first nine months of 2006 included capital asset expenditures of approximately $181 million, including $99 million for new center developments and relocations, and an additional $76 million for acquisitions. During the first nine months of 2007, we acquired 10 centers, opened 39 new dialysis centers, closed two centers, divested one center and provided administrative services to one third-party owned center. During the first nine months of 2006, we acquired 19 dialysis centers, including one center where we previously provided administrative services, opened 29 new dialysis centers, divested, sold or closed 13 centers, and provided administrative services to two new centers.

We expect to spend $110 to $120 million in 2007 for capital asset expenditures related to routine maintenance items and information technology equipment and approximately $200 million to $220 million for new center development, relocations and acquisitions, excluding the acquisition costs of Home Choice Partners. In 2007, we anticipate adding a similar number of centers as 2006, which was 55 centers. We currently expect to generate approximately $480 million to $530 million of operating cash flow in 2007.

On February 7, 2007, we entered into a National Provider Agreement with NxStage, Inc. The agreement provides us the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six month increments up to two additional years if certain volume targets are met. As a part of the agreement, we purchased outright all of our NxStage System One equipment currently in use for $5.1 million, and will purchase a majority of our future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, we purchased 2 million shares of NxStage common stock in a private placement offering for $20 million, representing an ownership position of approximately 7% of NxStage. We subsequently sold our NxStage, Inc. shares, in the second and third quarters of 2007 for approximately $25.9 million and recognized a pre-tax gain of $5.9 million or $3.6 million after tax.

On February 23, 2007, we issued $400 million of 6 5/8% senior notes due 2013 in a private offering, realizing approximately $405 million in proceeds, which included a $5 million premium, and incurred $2.7 million in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500 million aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400 million of 6 5/8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments which began March 15, 2007. The senior notes may be redeemed by us in whole or part at any time on or after March 15, 2009, at certain specified prices. We used $400 million of these proceeds to pay down our term loan B and also wrote-off approximately $4.2 million of term loan B deferred financing costs, which is included in debt expense.

Our senior and senior subordinated notes, as of September 30, 2007, consisted of $900 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015.

On February 23, 2007, we amended and restated our existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on our term loan B by 0.50%, and to amend certain financial covenants. The amended term loan B bears interest at LIBOR plus 1.50%, for an overall effective rate of 5.87%, including the impact of our swap agreements as of September 30, 2007. If we refinance the term loan B prior to February 23, 2008, we will be subject to a prepayment penalty of 1.0%, otherwise the payment terms remain the same. Other terms that were changed included the amount by which we can elect to increase the revolving and term loan commitments from $500 million to $750 million and certain limitations on purchases, redemptions or acquisitions of capital stock, the payment of dividends and distribution in cash, and growth capital expenditures, including acquisition expenditures, will not apply during the periods in which our leverage ratio is less than 3.5:1. Our leverage ratio as of September 30, 2007 was less than 3.5:1. Depending on market conditions, we may consider additional acquisitions of our capital stock in the coming months. We incurred approximately $1.8 million of deferred financing costs and expensed approximately $0.2 million of other costs in connection with this transaction, which are included in debt expense.

On February 27, 2007, our interest rate margin on our term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. The term loan A currently bears interest at LIBOR plus a margin of 1.50%, for an overall effective rate of 6.63% at September 30, 2007. The margin is subject to adjustment depending upon changes in certain of our financial ratios and can range from 1.50% to 2.25% for the term loan A as well as for the revolving credit facility.

On April 25, 2007, we made a principal prepayment of $50 million on our term loan A and wrote-off $0.2 million of term loan A deferred financing costs, which is included in debt expense. After giving effect to this prepayment, our scheduled mandatory principal payments on the term loan A are due as follows: $14.9 million in 2008, $61.3 million in 2009, $87.5 million in 2010 and $65.6 million in 2011.

As of September 30, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,096 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first nine months of 2007, we accrued net benefits of $11.5 million from these swaps which is included in debt expense. As of September 30, 2007, the total fair value of these swaps was an asset of $13.0 million. We recorded $8.5 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps, net of amounts reclassified into income during the first nine months of 2007. We also recorded $0.5 million, net of tax in the first nine months of 2007, as an increase to comprehensive income related to unrealized gains on investments, net of amounts reclassified into income.

On October 16, 2007, we entered into a forward interest rate swap that will have the economic effect of modifying the LIBOR-based interest rate to a fixed rate of 4.70% on $100 million of our term loan B outstanding debt, effective September 30, 2008. The total notional amount of $100 million requires quarterly interest payments beginning in December 2008. The interest rate swap expires in 2010.

As of September 30, 2007, the interest rates were economically fixed on approximately 56% of our variable rate debt and approximately 77% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 6.0%, based upon the current margins in effect of 1.50%, as of September 30, 2007.

Our overall average effective interest rate excluding the write-off and amortization of deferred financing costs during the third quarter of 2007 was 6.48% and as of September 30, 2007 was 6.43%.

We have undrawn revolving credit facilities totaling $250 million of which approximately $50 million was committed for outstanding letters of credit. We also have undrawn revolving lines of credit totaling $16.5 million associated with several of our joint ventures and non-wholly-owned subsidiaries.

We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation and other equity matters

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the first nine months of 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through September 30, 2007. For the first nine months of 2006, stock-based compensation includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted in the first nine months of 2006. Prior to 2006, we recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in 2007 and all prior periods. During the third quarter of 2007, we granted approximately 333,000 stock-based awards with a total grant date fair value of $5.6 million and a weighted-average expected life of approximately 3.5 years.

For the first nine months ended September 30, 2007 and 2006, we recognized $25.3 million and $18.9 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through September 30, 2007 and 2006 was $9.5 million and $6.9 million, respectively. As of September 30, 2007, there was $86.9 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.7 years.

During the first nine months ended September 30, 2007 and 2006, we received $41.3 million and $29.0 million, respectively, in cash proceeds from stock option exercises and $27.0 million and $29.3 million, respectively, in actual tax benefits upon the exercise of stock awards.

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

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries, in the form of put provisions, which are exercisable at the third-party owners’ future discretion. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us, which approximates fair value. We also have potential cash commitments to provide operating capital advances as needed to several other third-party owned centers, minority owned centers and physician-owned vascular access clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of September 30, 2007 reflecting changes that have occurred with our debt instruments and other obligations during the first nine months of 2007 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$5	$82	$154	$3,456	$3,697
Interest payments on senior and senior subordinated notes	—	243	243	304	790
Capital lease obligations	—	1	1	2	4
Operating leases	40	286	226	372	924

	$45	$612	$624	$4,134	$5,415

Potential cash requirements under existing commitments:
Letters of credit	$50	$—	$—	$—	$50
Acquisition of dialysis centers	92	70	38	39	239
Working capital advances to third-parties under administrative services agreements	15	—	—	—	15

	$157	$70	$38	$39	$304

Not included above are interest payments related to our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities as of September 30, 2007 bear interest at LIBOR plus a margin of 1.50%. The term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At September 30, 2007, our Senior Secured Credit Facilities had an overall effective weighted average interest rate of 6.0%, including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our Senior Secured Credit Facilities during the next twelve months and no changes in the effective interest rates, we would pay approximately $118 million of interest over the next twelve months.

Our Amended Alliance and Product Supply Agreement with Gambro AB and Gambro Renal Products, Inc. (the Amended Product Supply Agreement) requires us to purchase a significant majority of certain hemodialysis products, supplies and equipment at fixed prices through 2015. On July 2, 2007, we notified Gambro Renal Products, Inc. that we were electing to be permanently relieved of our purchase obligation under the Amended Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to an FDA import ban after June 30, 2007. Our total expenditures for the three and nine months ended September 30, 2007 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Amended Product Supply Agreement will depend upon a number of factors, including the operating and capital requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

The table below provides information, as of September 30, 2007, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair Value
	2007	2008	2009	2010	2011	2012
	(dollars in millions)
Long-Term Debt
Fixed rate	$2	$2	$1	$1	$0	$1	$1,751	$1,758	6.89%	$1,746
Variable rate	$3	$17	$63	$88	$66	$1,706	$—	$1,943	6.01%	$1,943

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2007	2008	2009	2010	2011
	(dollars in millions)
Swaps:
Pay-fixed swaps	$1,096	$128	$378	$401	$189	$—	3.08% to 4.27%	LIBOR	$13.0

As of September 30, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,096 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first nine months of 2007, we accrued net benefits of $11.5 million from these swaps which is included in debt expense. As of September 30, 2007, the total fair value of these swaps was an asset of $13.0 million. We recorded $8.5 million, net of tax, as a reduction to comprehensive income for the change in fair value of the effective portions of these swaps, net of amounts that were reclassified into income during the first nine months of 2007. We also recorded $0.5 million, net of tax in the first nine months of 2007, as an increase to comprehensive income related to unrealized gains on investments, net of amounts reclassified into income.

On October 16, 2007, we entered into a forward interest rate swap that will have the economic effect of modifying the LIBOR-based interest rate to a fixed rate of 4.70% on $100 million of our term loan B outstanding debt, effective September 30, 2008. The total notional amount $100 million requires quarterly interest payments beginning in December 2008. The interest rate swap expires in 2010.

As of September 30, 2007, the interest rates were economically fixed on approximately 56% of our variable rate debt and approximately 77% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 6.0%, based upon the current margins in effect of 1.50% as of September 30, 2007.

Our overall average effective interest rate excluding the write-off and amortization of deferred financing costs during the third quarter of 2007 was 6.48% and as of September 30, 2007 was 6.43%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supercedes the description of the risk factors associated with our business previously disclosed in Part II Item IA of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis revenue for the quarter ended September 30, 2007 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates materially higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit. We are experiencing a decrease in some of our commercial payment rates and we expect that commercial payment rates will be materially lower in the future. The downward pressure on commercial payment rates is a result of, general conditions in the market, recent and future consolidations among commercial payors, downward trends in health insurance premiums, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors and certain payors have become increasingly aggressive in their negotiations with us. In the event that our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors will decrease as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been imposing restrictions and limitations on non-contracted or out-of-network providers. We are aggressively resisting such activity through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare payment rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government- based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ERSD program could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis revenue for the quarter ended September 30, 2007 was generated from patients who have Medicare as their primary payor. Currently, the Medicare End Stage Renal Disease (ESRD) program pays us for dialysis treatment services at fixed rates. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed. Unlike most other services covered by Medicare, the Medicare ESRD program has not provided for regular inflation increases in payment rates. We experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. To the extent Medicare rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

In addition, changes to the structure of the composite rate and separately billable payment rates may occur which reduce our overall payments from the Medicare ESRD program. CMS and Congress continue to examine and propose changes to the payment structure for dialysis services including the addition of services that are currently separately billed into the composite rate, also referred to as bundling. If Medicare begins to bundle other services for payment by including in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately at rates that would result in lower overall reimbursement, or if there are further changes to or decreases in the payment rate for these separately billed items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 5% of our dialysis revenue for the quarter ended September 30, 2007 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. For example, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by those programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes similar to those adopted by Medicare, then our revenues, earnings and cash flows could be adversely affected.

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

The administration of EPO and other pharmaceuticals accounts for approximately 35% of our dialysis revenue for the quarter ended September 30, 2007. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and continues to review the issue. In March 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label, which has created confusion and concern in the nephrology community and which has resulted in a decrease in utilization of EPO by our physicians of approximately 5%. The FDA has held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. The labeling changes have resulted in increased scrutiny by CMS of its EPO reimbursement policies. For example, changes to the existing EPO monitoring policy will go into effect in January 2008 which will further limit reimbursement and could further impact administration practices. The House of Representatives has also proposed legislation which includes language that would decrease EPO reimbursement for larger dialysis providers, including DaVita. The controversy surrounding EPO administration has coincided with increased scrutiny by commercial payors of their administration policies for EPO and, in some cases, modification of EPO administration policies by commercial payors. Further changes in physician practice patterns and accepted clinical practices, changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies, the introduction of new pharmaceuticals or the conversion to alternate types of administration of EPO or other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows. Such changes could also have a negative impact on our patient clinical outcomes.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreements with Amgen for EPO have included potential pricing discounts which depended upon the achievement of certain clinical and other criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. Our agreements with Amgen also have provided for specific rebates off of list price and additional incentives based on patient outcomes, process improvement and data submission, purchase volume growth and some combination of these factors. Factors that could impact our ability to qualify for the discounts, rebates and incentives provided for in our agreement with Amgen in the future include our ability to achieve certain clinical outcomes, changes in pharmaceutical intensities and our growth. We have and may from time to time in the future accelerate our EPO purchase volume in a given period to take advantage of certain incentives provided for in these agreements, which could result in an increase in our inventory levels. Failure to qualify for discounts or meet or exceed the targets and earn the specified rebates and incentives due to changes in prescribing patterns or otherwise could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. In addition, Roche has developed and is seeking approval for CERA, a pharmaceutical also used to treat anemia. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, these pharmaceuticals are administered less frequently. In the event that these similar alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized with EPO. In addition, to the extent that such pharmaceuticals begin to be administered to patients through channels other than DaVita, we would realize a significant reduction in revenue or profit from such administration. A significant increase in the development and use of similar alternatives to EPO, or a change in administration practices, could have material adverse effect on our revenues, earnings and cash flows.

Continued inquiries from various governmental bodies with respect to our utilization of erythropoiesis-stimulating agents will require management’s attention, cause us to incur significant legal expense and could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and could substantially reduce our revenues, earnings and cash flows.

There is currently significant scrutiny and controversy regarding anemia management practices for ESRD patients in the United States. In response to recent clinical studies identifying risks in certain patient populations related to the utilization of erythropoiesis-stimulating agents, i.e. EPO and Aranesp, and in response to changes in the labeling of EPO and Aranesp, there has been substantial media attention and government scrutiny resulting in hearings and proposed legislation regarding utilization and reimbursement. Although we believe our anemia management practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies. For example, the subpoena from the U.S. Attorney’s office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. In August 2007, we received a subpoena from the Office of Inspector General in Houston, Texas for records relating to EPO claims submitted to Medicare. In addition, in August 2007 a complaint was filed against us, Amgen and Fresenius Medical Care Holdings alleging claims related to the administration and use of EPO and in October 2007 the Attorney General’s Office for the State of Nevada initiated an investigation of our operations in Nevada related to the billing of pharmaceuticals, including EPO. We have also received inquiries from the Attorney General’s Office in New York regarding certain aspects of EPO and other billing practices taking place at facilities managed by us in New York. Additional inquiries from various agencies with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and could substantially reduce our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies and financial relationships with physicians and joint ventures, the related request for additional documents related to specific medical director and joint venture arrangements we received in October 2005, the related subpoena we received in February 2006 requesting documents related to certain patient records relating to the administration and billing of EPO and the request for additional documents related to durable medical equipment and supply companies owned and operated by us received in May 2007. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for PTH and to products relating to vitamin D therapies. DVA Renal Healthcare received a similar subpoena in November 2004. It is possible that criminal proceedings may be initiated against us and DVA Renal Healthcare in connection with this inquiry. Any negative findings could result in substantial financial penalties against us and DVA Renal Healthcare, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us or DVA Renal Healthcare at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas may require management’s attention and significant legal expense.

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

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 6% of our dialysis revenue for the nine months ended September 30, 2007. While we have received authorization to directly conduct business in New Jersey and there have been favorable changes to the law in New York, until these changes go into effect we can give no assurances that these arrangements will not be challenged.

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

As of September 30, 2007 we owned a controlling interest in approximately 100 dialysis related joint ventures, representing approximately 15% of our dialysis revenue for the third quarter of 2007. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician-owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the anti-kickback statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, and the related request for additional documents received in October 2005, includes a request for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize for a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our approximately 106,500 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes, and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

If the ancillary services we provide or the strategic initiatives we invest in are ultimately unsuccessful, we may have to write-off our investment in one or more of these activities.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs, ESRD full capitation demonstration projects, ESRD special needs plans, and administrative services provided to minority-owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services, as well as home infusion therapy services which are related to our core competencies. If any of our ancillary services or strategic initiatives do not perform at the level that we anticipate, we may be required to write-off our investment in one or more of these activities. As an example, our existing investment in pharmacy services of approximately $18 million at the end of the third quarter of 2007 may be subject to future write-offs.

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

We are facing increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients. Acquisitions and patient retention are an important part of our growth strategy. If we are not able to continue to make acquisitions on reasonable terms or if we face significant patient attrition to our competitors, it could adversely affect our business.

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

We entered into an alliance and product supply agreement with Gambro Renal Products in October 2005 to supply dialysis equipment, machines, dialyzers and certain other products, which was subsequently amended in August 2006, in part to permit the termination of our purchase obligations with respect to dialysis machines under certain circumstances. In July 2007, we notified Gambro Renal Products that we were electing to be permanently relieved of our obligation to purchase dialysis machines because such products remained subject to an FDA import ban. If we are unable to realize cost savings on dialysis machines, our revenues, earnings and cash flows could be negatively affected. In addition, all other purchase obligations under the amended supply agreement remain the same and may limit our ability to realize future cost savings in regard to products and equipment for which we remain obligated to make purchases under the agreement. For the quarter and nine months ended September 30, 2007, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Failure to successfully complete the integration of DVA Renal Healthcare’s billing and collection systems into our operations could have a material adverse effect on our revenues, cash flows and operating results.

The acquisition of DVA Renal Healthcare required the successful implementation of uniform information technology systems, including clinical, billing and collections systems. While a majority of the systems have been integrated, we may experience difficulties in our ability to successfully bill and collect for services rendered as we continue to upgrade and integrate the billing and collection systems. Complications associated with the upgrade and integration of our billing and collections systems could result in a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors and noncompliance with reimbursement regulations, could have an adverse impact on the claims review required by DVA Renal Healthcare’s corporate integrity agreement. The failure to successfully complete the integration and upgrade the billing and collection systems, could have a material adverse effect on our revenues, cash flows and operating results.

If DVA Renal Healthcare does not comply with its corporate integrity agreement, or DVA Renal Healthcare otherwise has failed or fails to comply with government regulations applicable to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

In 2004, DVA Renal Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of DVA Renal Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. If DVA Renal Healthcare does not comply with the terms of the corporate integrity agreement or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or exclusion from participation in government programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government are substantial and may be greater than we currently experience. In addition, as a result of the settlement agreement, some commercial payors and other third parties have initiated legal proceedings against DVA Renal Healthcare related to the billing practices and other matters covered by the settlement agreement and we could receive similar claims in the future.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control. Based on the shares of our common stock outstanding and the market price of our stock on September 30, 2007, these cash bonuses would total approximately $262 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2007:

There were no repurchases of the Company’s common stock prior to the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1—31, 2007	—	$—	—	$249.1
August 1—31, 2007	111,300	57.05	111,300	242.8
September 1—30, 2007	—	—	—	242.8

Total	111,300	$—	111,300	$—

(1) On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes.

Items 3, 4 and 5 are not applicable.

Item 6.	Exhibits.

Exhibit Number
10.1	Employment Agreement, entered into effective July 16, 2007, by and between DaVita Inc. and Patricia Jones*. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger
Vice President and Controller*

November 5, 2007

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s chief accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	Employment Agreement, entered into effective July 16, 2007, by and between DaVita Inc. and Patricia Jones*. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.