Form 10-K
period 2007-12-31
DAVITA INC
filed 2008-02-29
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended

December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the number of shares of the Registrant’s common stock outstanding was approximately 105.6 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.7 billion.

As of February 1, 2008, the number of shares of the Registrant’s common stock outstanding was approximately 107.4 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.8 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2008 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business

We were incorporated as a Delaware corporation in 1994. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through our website, located at http://www.davita.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC also maintains a website at http://www.sec.gov where these reports and other information about us can be obtained. The contents of our website are not incorporated by reference into this report.

Overview

DaVita is a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2007, we operated or provided administrative services to 1,359 outpatient dialysis centers located in 43 states and the District of Columbia, serving approximately 107,000 patients. We also provide acute inpatient dialysis services in approximately 700 hospitals and related laboratory services. Dialysis and dialysis related services account for approximately 97% of total net revenues. All other ancillary services and strategic initiatives, which currently account for approximately 3% of our consolidated revenues, relate primarily to our core business of providing renal care services.

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

Since 1972, the federal government has provided universal payment coverage for dialysis treatments under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare rates for dialysis treatments, related supplies, tests and medications. Approximately 87% of our total patients are under government-based programs, with approximately 80% of our patients under Medicare and Medicare-assigned HMO plans.

ESRD patient base

There are more than 340,000 ESRD dialysis patients in the United States. The recent historical compound annual growth rate in the number of ESRD dialysis patients has been approximately 3%-4%. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Treatment options for ESRD

Treatment options for ESRD are dialysis and kidney transplantation.

Dialysis Options

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed in outpatient dialysis centers. It may also be done while a patient is at home or while hospitalized. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment typically lasts approximately three and one-half hours. Hemodialysis is usually performed three times per week.

Certain ESRD patients may perform home-based hemodialysis in their home or residence through the use of a hemodialysis machine designed for home therapy. Patients receive training, support and monitoring from registered nurses, in some cases in our outpatient dialysis centers, in order to perform their treatments. Home-based hemodialysis is typically performed with greater frequency than in-center dialysis treatments and on varying schedules.

Hospital inpatient hemodialysis services are required for patients with acute kidney failure resulting from trauma, patients in early stages of ESRD and ESRD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital.

•	Peritoneal dialysis

Peritoneal dialysis uses the patient’s peritoneal, or abdominal, cavity to eliminate fluid and toxins. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. A patient generally performs peritoneal dialysis at home. Because it does not involve going to a center three times a week for treatment, peritoneal dialysis is an alternative to hemodialysis for patients who desire more freedom in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are unable to perform the necessary procedures and those at greater risk of peritoneal infection.

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

Services we provide

Dialysis Services

Outpatient dialysis services

As of December 31, 2007, we operated or provided administrative services to 1,359 outpatient dialysis centers in the United States that are designed specifically for outpatient hemodialysis. In 2007, we added a net total of 59 centers as a result of acquisitions and the opening of new centers, net of center closures. Throughout our network of outpatient dialysis centers, we also provide training, supplies and on-call support services to our peritoneal dialysis patients. With the introduction of smaller, easier to use and portable technologies, we are also providing certain patients the option of home-based hemodialysis, as described above.

As required by law, we contract with a nephrologist or a group of affiliated nephrologists to provide medical director services at each of our centers. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers. Each center has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support and other administrative and support personnel.

Many of our outpatient dialysis centers offer services for home dialysis patients, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive peritoneal dialysis or home-based hemodialysis treatments in their homes. Registered nurses train patients and their families or other caregivers to perform either peritoneal dialysis or hemodialysis at home.

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients which would directly or indirectly obligate a patient to use or continue to use our services, or which would give us any preferential rights other than those related to collecting payments for our services. Total patient turnover averages more than 30% per year. However, the overall number of patients that we treat increased by approximately 4% as of December 31, 2007 compared to December 31, 2006.

Hospital inpatient dialysis services

We provide hospital inpatient dialysis services, excluding physician services, to patients in approximately 700 hospitals. We render these services for a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital. Hospital inpatient dialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons. In 2007, hospital inpatient dialysis services accounted for approximately 5% of our total dialysis treatments.

ESRD laboratory services

We own two separately incorporated, licensed, clinical laboratories, both located in Florida, specializing in ESRD patient testing. These specialized laboratories provide routine laboratory tests covered by the Medicare composite payment rate for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratories provide these tests predominantly for our own ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our laboratories utilize information systems which provide information to our dialysis centers regarding critical outcome indicators.

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, which currently account for approximately 3% of our total revenues, consist of the following:

•

Infusion Therapy Services.    HomeChoice Partners provides personalized infusion therapy services to patients in their own homes as a cost-effective alternative to inpatient hospitalization. Intravenous and nutritional support therapies are typically managed by registered and/or board-certified professionals including pharmacist, nurses and dieticians in collaboration with the patient’s physician in support of the patient’s ongoing healthcare needs. Revenues are recognized in the period when infusion therapy services are provided.

•

Pharmacy.    DaVita Rx is a pharmacy that provides oral medications to DaVita’s patients with chronic kidney disease, or CKD, and patients with ESRD. The main objectives of the pharmacy are to improve clinical outcomes, patient compliance and to provide our patients a convenient way to fill their prescription needs. Revenues are recognized as prescriptions are filled and shipped to patients.

•

Vascular access services.    RMS Lifeline provides management and administrative services to physician-owned vascular access clinics that provide surgical and interventional radiology services for dialysis patients. Management fees generated from these services are included in management fee income and are recognized as earned typically based on a percentage of revenues or cash collections generated by the clinics.

•

Disease management services and Special Needs Plans.    Village Health provides advanced care management services to health plans and government agencies for employees/members diagnosed with CKD or ESRD. Through a combination of clinical coordination, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. Village Health also offers full service health care plans for ESRD and CKD patients. The health care business is part of a Medicare Advantage Special Needs Plan that works with the Centers for Medicare and Medicaid Services, or CMS, to provide ESRD patients full service health care. Revenues are recognized as earned and are based on capitated rates as determined by CMS for each patient enrolled in the plan.

•

ESRD clinical research programs.    DaVita Clinical Research conducts research trials with dialysis patients and provides administrative support for research conducted by DaVita-affiliated nephrology practices. Revenues are based upon an established fee per study, as determined by contract with drug companies and other sponsors and are recognized as earned according to the contract terms.

•

Management fee income.    We currently operate or provide management and administrative services to 23 outpatient dialysis centers, in which we either own a noncontrolling interest, or are wholly-owned by third parties, under management services agreements. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the centers.

Quality care

We believe our reputation for providing quality care is a key factor in attracting patients and physicians and in securing contracts with healthcare plans. We engage in organized and systematic efforts through our quality management programs to monitor and improve the quality of services we deliver. These efforts include the development and implementation of patient care policies and procedures, clinical education and training programs, education and mentoring related to our clinical guidelines and protocols and audits of the quality of services rendered at each of our centers.

DaVita employs over 140 clinical service specialists. The primary focus of this group is assuring and facilitating processes that ensure superior clinical outcomes at our facilities. The Physician Council serves as an advisory body to senior DaVita management. The council is composed of 17 physicians with extensive experience in clinical practice. It represents both private and academic centers. The Physician Council advises on clinical priorities and reviews policies and procedures affecting patient care. The Physician Laboratory Advisory Committee, or PLAC, composed of 10 physicians provides physician input and oversight in the operations of DaVita’s laboratory facilities. The DaVita Quality Council, consisting of the senior directors of clinical service as well as representatives of operations and the office of the Chief Medical Officer, coordinates certain clinical activities and integrates input from the physician and the PLACs into clinical practice.

Sources of revenue—concentrations and risks

Our dialysis revenue represents 97% of our total net operating revenues with the balance of our revenues from ancillary services and strategic initiatives. Dialysis revenue is derived from dialysis and dialysis-related services, which includes the administration of pharmaceuticals and related laboratory services.

The sources of our dialysis revenue are government-based programs, including Medicare, Medicaid and Medicare-assigned HMO plans, commercial payors, which consist principally of commercial insurance plans, and direct payments from patients established by single patient agreements with patients not covered by other contracts.

The following table summarizes our dialysis revenue and patient percentages by payor type for the year ended December 31, 2007:

	Revenues	Patient Percentages
Medicare and Medicare-assigned HMO plans	58%	80%
Medicaid	4%	5%
Other government-based programs	2%	2%

Total government-based programs	64%	87%
Commercial	36%	13%

Total dialysis revenue	100%	100%

The following table summarizes our dialysis revenue by source for the year ended December 31, 2007:

Revenue Percentages
Outpatient hemodialysis centers	82%
Peritoneal dialysis and home-based hemodialysis	9%
Hospital inpatient hemodialysis	6%
Laboratory services	3%

Total dialysis revenue	100%

Medicare revenue

Under the Medicare ESRD program, payment rates for dialysis are established by Congress. The Medicare composite rate set by CMS, pays freestanding dialysis facilities for services provided to Medicare beneficiaries under two methods: (1) the composite payment which includes a base payment, adjusted for case-mix and geography, which has no statutory inflation adjustment mechanism, and a drug add-on payment, which is updated annually to account for changes in drug prices and utilization and (2) separately billable drug reimbursement. Thus, facilities receive a composite payment rate per treatment to cover routine dialysis services, certain pharmaceuticals, routine lab work, and other supplies, as well as a separate payment for pharmaceuticals that are not included in the composite payment rate. The Medicare composite rate is subject to regional differences based upon several factors, including differences in wage levels and is subject to a case mix adjustment methodology designed to link payments more closely with illness severity. We are paid separately for other services and pharmaceuticals, including Epogen®, or EPO, vitamin D analogs and iron supplements. Pharmaceuticals are generally paid at average sale price, or ASP, plus 6% based upon prices set by Medicare. The Medicare payment rates, including separately billable drugs, are not sufficient to cover the average cost of providing a dialysis treatment.

ESRD patients receiving dialysis become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan.

Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare payment rate.

For each covered treatment, Medicare pays 80% of the amount set by the Medicare system. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients, who do not qualify for Medicaid but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the 20% portion of the ESRD composite rate that Medicare does not pay.

The Medicare composite payment rates set by Congress for dialysis treatments that were in effect for 2007 were between $149 and $165 per treatment, with an average rate of $157 per treatment. Unlike Medicare payment rates for most other medical services, Medicare composite payment rates for dialysis have not been routinely increased to compensate for the impact of inflation, which negatively impacts our margins as patient care costs continue to rise. Congress and CMS have addressed the impact of inflation more consistently since 2000, with increases of 1.2% in 2000, 2.4% in 2001, 1.6% in each of 2005 and 2006, and a 1.6% increase that was effective on April 1, 2007.

We participate in two Medicare demonstration programs through a contract with CMS—an ESRD demonstration project and a CKD demonstration project. The ESRD demonstration project is for four years and became effective January 2006. The CKD project is a three year program and became effective November 2005. Under the ESRD demonstration project, our revenue is capitated for all medical services required by enrollees in the program. We are at risk for all medical costs of the program in excess of the capitation payments. Under the CKD demonstration project, we are paid a management fee for program enrollees. Management fee revenues are subject to retraction if medical cost savings targets are not met.

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

Commercial revenues

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Although commercial payment rates vary significantly, average commercial payment rates are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Commercial payment rates are the result of negotiations between us, insurers, third-party administrators, and occasionally, individuals. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. Payment methods include a single lump-sum per treatment, referred to as standardized, or bundled, rates and separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as unbundled rates.

Our commercial payors consist principally of commercial insurance plans, including more than 1,100 with whom we have contracted rates. Approximately 36% of our dialysis revenue is associated with commercial payors for the year ended December 31, 2007. Approximately 1% of our dialysis services and related dialysis services payments are received directly from patients. No single commercial payor accounted for more than 5% of total dialysis revenue for the year ended December 31, 2007.

Revenue from EPO and other pharmaceuticals

Slightly more than 30% of our total dialysis revenue for the year ended December 31, 2007 is associated with the administration of physician-prescribed pharmaceuticals that improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, vitamin D analogs and iron supplements.

EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, which is separately billable under the Medicare payment program, accounted for slightly more than 20% of our dialysis revenue for the year ended December 31, 2007. Changes in the levels of physician-prescribed EPO and commercial and government payment rates related to EPO can significantly influence our revenues and operating earnings.

CMS issued a payment coverage policy for EPO, which became effective April 1, 2006, and was subsequently revised effective October 1, 2006. This policy limited payments based on EPO doses for certain patients. Further, effective July 1, 2007, CMS implemented a new reimbursement methodology for EPO. CMS combined the ASP’s, as reported by drug manufacturers, for EPO and a similar pharmaceutical to establish one reimbursement payment rate for EPO. This methodology change, along with a reduction in the ASP’s as reported by the drug manufacturers, resulted in an overall decrease to the EPO reimbursement payment rate by CMS. In addition, effective January 1, 2008, CMS changed the way EPO is billed from a total monthly dosage to the line-item date-of-service approach used for other separately billable drugs.

Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. We have entered into an agreement with Amgen that provides for EPO pricing for a fixed time period that includes potential discounts depending upon the achievement of certain criteria. Our agreement with Amgen also provides for specific rebates, which are based on a variety of factors including process improvement, data submission and some combination of these factors.

Amgen has also developed and obtained U.S. Food and Drug Administration, or FDA, approval for Aranesp®, that may replace EPO or reduce its use with dialysis patients. In addition, Roche has developed and obtained FDA approval for Mircera®, a pharmaceutical also used to treat anemia. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® and Mircera® can be administered less frequently. A significant increase in the development and use of these or similar alternatives to EPO, or a change in administration practices, could have a material impact on revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices for ESRD patients in the United States, largely in response to recent clinical studies identifying risks in certain patient populations related to the utilization of EPO and similar pharmaceuticals. As a result, the FDA required warning labels for EPO and Aranesp, congressional hearings were held and legislation regarding utilization and reimbursement was proposed. Although we believe our anemia management practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies, as well as additional changes by CMS to its EPO reimbursement policies. For example, changes to the existing EPO monitoring policy went into effect in January 2008 which further limit reimbursement and which have impacted the prescribing habits of our physicians. Commercial payers have also increased scrutiny of their own administration policies for the reimbursement of EPO.

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of a dialysis center. Over 3,000 nephrologists currently refer patients to our centers. As is typical in the dialysis industry, one or a few physicians, including the center’s medical director, usually account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors provide a substantial portion of our patient referrals. If a significant number of physicians were to cease referring patients to our dialysis centers, our business could be adversely affected.

Participation in the Medicare ESRD program requires that treatment at an outpatient dialysis center be under the general supervision of a medical director who is a physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 1,080 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, among others.

Our medical director agreements generally include covenants not to compete. Also, when we acquire a center from one or more physicians or where one or more physicians own interests in centers as co-owners with us, these physicians have agreed to refrain from owning interests in competing centers within a defined geographic area for various time periods. These agreements not to compete restrict the physicians from owning or providing medical director services to other dialysis centers, but do not prohibit the physicians from referring patients to any dialysis center, including competing centers. Many of these agreements not to compete expire at the same time as the corresponding medical director agreements, although some continue for a period of time beyond expiration. Occasionally we have experienced competition from a new dialysis center established by a former medical director following the termination of his or her relationship with us.

Government regulation

Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, government payment programs, dialysis facilities and equipment, management of centers, personnel qualifications, maintenance of proper records and quality assurance programs and patient care.

Our dialysis centers are certified by CMS, as is required for the receipt of Medicare payments. In some states, our dialysis centers also are required to secure additional state licenses and permits. Governmental authorities, primarily state departments of health, periodically inspect our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program.

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
•

Fines, damages and monetary penalties for anti-kickback law violations, Stark II violations, submission of false claims, civil or criminal liability based on violations of law or other failures to meet regulatory requirements;

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

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On February 4, 2005, CMS published a proposed rule that would revise the conditions of coverage for ESRD facilities. The revised requirements would, among other things, establish performance expectations for facilities, eliminate many procedural requirements and promote continuous quality improvement. CMS was expected to issue a final rule by February 5, 2008, but has announced that it is delaying the issuance. Accordingly, these proposals remain subject to revision in the rulemaking process and would not become effective until issued as final regulation. Although the new deadline for issuance of the rule is February 4, 2009, we do not know what changes may be made in a final rule or when a final rule might be published, and accordingly, we cannot predict what impact it might have on our operating results.

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

Some medical directors and other referring physicians may own our common stock. We believe that these interests materially satisfy the requirements of the safe harbor for investments in large publicly traded companies for the anti-kickback statute.

Our medical directors refer patients to our centers and these arrangements, by which we pay them for their medical director services, must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that, because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection. We believe, however, that our agreements do not violate the federal anti-kickback statute. We also note that there is little guidance available as to what constitutes fair market value for medical director services.

We own a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis revenue. In addition we also own a noncontrolling interest in several other dialysis related joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfies all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case by case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. Notwithstanding these efforts, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We lease space for approximately 390 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 160 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

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

If any of our business transactions or arrangements including those described above were found to violate the federal “anti-kickback” statute, we could face criminal, civil and administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs.

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

Under Stark II, “financial relationship” is defined as an ownership or investment interest in, or a compensation arrangement with, an entity providing designated health services and includes certain indirect financial relationships. We have entered into several types of financial relationships with referring physicians, including compensation arrangements. We believe that the compensation arrangements under our medical director agreements materially satisfy the personal services compensation arrangement exception to the Stark II prohibition. While we believe that compensation under our medical director agreements, which is the result of arm’s length negotiations, results in fair market value payments for medical director services, an enforcement agency could potentially challenge the level of compensation that we pay our medical directors. Accordingly, we could in the future be required to change our practices, face criminal or civil penalties, pay substantial fines, return certain payments received from governmental payors and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to these arrangements. For example, relationships with the medical directors of the centers we acquired from Gambro Healthcare, were reviewed in connection with the investigation of Gambro Healthcare by the United States Attorney’s office for the Eastern District of Missouri that was resolved in December 2004 and may be subject to ongoing review by the Office of Inspector General, or OIG, under a corporate integrity agreement (see description on page 16).

Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. The Stark law provides an exception for lease arrangements if specific requirements are met. We believe that our leases and subleases with referring physicians materially satisfy the requirements for this exception.

Some medical directors and other referring physicians may own our common stock. We believe that these interests materially satisfy the requirements of the safe harbor for investments in large publicly traded companies for the anti-kickback statute.

Some of our medical directors also own equity interests in entities that operate our dialysis centers. The Stark II exception applicable to physician ownership interests in entities to which they make referrals does not encompass the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, it is possible that CMS could require us to restructure some of these arrangements or could seek to impose substantial fines or additional penalties on us, prohibit us from accepting referrals from those physician owners and/or force us to return certain amounts paid by CMS and program beneficiaries. We believe that the language and legislative history of Stark II and the Stark II regulations indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services as a part of designated health services. The final Stark II regulations exempt from the referral prohibition referrals for clinical laboratory services that are included in the ESRD composite rate. The final Stark II regulations also exempt EPO and certain other dialysis-related outpatient prescription drugs furnished in (or by, in the case of EPO) an ESRD facility. The Final Phase II regulations also confirmed that home dialysis supplies are not considered designated health services. Accordingly, referrals for composite rate laboratory tests, these dialysis related medications and home dialysis supplies do not violate the Stark II prohibition.

While the Stark II “designated health services” include inpatient and outpatient hospital services, our arrangements with hospitals for the provision of dialysis services to hospital inpatients and outpatients do not involve prohibited referrals to DaVita and do not create material indirect financial relationships between the hospitals and the physicians providing services for DaVita. This is because under the final Stark II regulations in situations involving such services furnished “under arrangements” it is the hospital, rather than DaVita, that is considered to be receiving referrals for furnishing and billing for the designated health services.

Because the Stark II regulations do not expressly address all of our operations, it is possible that CMS could interpret Stark II to apply to parts of our operations. Consequently, it is possible that CMS could determine that Stark II requires us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. If CMS were to interpret Stark II to apply to aspects of our operations and we could not achieve compliance with Stark II, it would have a material adverse effect on our operations. We could be subject to monetary penalties and serious administrative sanctions for non-compliance and be forced not to accept referrals from important referral sources. While the rules and interpretations surrounding the Stark II and various state self-referral prohibitions are complicated and while refunds for billing errors may be necessary from time to time, we do not believe that we have presented or caused to be presented any claims for a designated health service furnished pursuant to prohibited referrals for which there was no applicable exception that would have a material adverse effect on us.

Fraud and abuse under state law

Many states in which we operate dialysis centers, have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could be interpreted as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in DaVita limited solely to publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could negatively affect the decision of referring physicians to refer patients to our centers.

The False Claims Act

The federal False Claims Act, or FCA, is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of civil penalties on any person who:

•	Knowingly presents or causes to be presented to the federal government, a false or fraudulent claim for payment or approval;
•	Knowingly makes, uses or causes to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government;
•	Conspires to defraud the federal government by getting a false or fraudulent claim allowed or paid; or
•	Knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid or decrease an obligation to pay or transmit money or property to the federal government.

The penalties for a violation of the FCA range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Although still subject to dispute, at least two federal district courts have also determined that an alleged violation of the federal anti-kickback statute or the Stark I self-referral prohibition is sufficient to state a claim for relief under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, allows individuals who lose or change jobs to transfer their insurance, limits exclusions for preexisting conditions and establishes a pilot program for medical savings accounts. In addition, HIPAA also expanded federal attempts to combat healthcare fraud and abuse by amending the Social Security Act and the federal criminal code. Among other things, HIPAA created a “Health Care Fraud Abuse Control Account,” under which advisory opinions are issued by the OIG regarding the application of the anti-kickback statute; criminal penalties for Medicare and Medicaid fraud were extended to other federal healthcare programs; the exclusion authority of the OIG was expanded; Medicare and Medicaid civil monetary penalty provisions were extended to other federal healthcare programs; the amounts of civil monetary penalties were increased; and a criminal healthcare fraud statute was established.

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

Other regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe that we are in material compliance with these laws and regulations.

We currently own substantially all of the assets, including the fixed assets, of our affiliated New York dialysis centers, but, because of the requirements of New York law, the operating licenses for these centers are currently held by privately-owned companies with which we have agreements to provide a broad range of administrative services, including billing and collecting. In 2007, changes to the New York law were adopted that will permit us to hold these licenses directly and the New York Department of Health is currently in the process of adopting implementing regulations. We intend to transfer these operating licenses to us as soon as approval of such transfers can be obtained from the New York Department of Health.

We have a similar management relationship with physician practices in several states which prohibit the corporate practice of medicine, and with a privately-owned company in New Jersey for several New Jersey dialysis centers. We have had difficulty securing licenses for new centers in New Jersey in our own name because the New Jersey Department of Health and Senior Services refuses to grant new licenses to companies that have more than a small number of outstanding adverse survey issues throughout all of their centers in the entire United States, regardless of the respective size of the companies’ operations.

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

Corporate compliance program

We have implemented a company-wide corporate compliance program as part of our commitment to comply with all applicable laws, regulations and the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, which is discussed below, and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

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

When evaluating the effectiveness of our corporate compliance program, we take into consideration a number of factors, including favorable results under various government inquiries and adherence to the requirements of our CIA measured in part by the favorable outcome of audits by the independent review organization.

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

Corporate Integrity Agreement

On December 1, 2004, Gambro Healthcare, Inc, which we acquired in October 2005, entered into a settlement agreement with the Department of Justice and other agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, Gambro Healthcare, without admitting liability, made a one-time payment of approximately $310 million and entered into a five year corporate integrity agreement with OIG. The centers we acquired from Gambro Healthcare continue to be subject to the corporate integrity agreement. The corporate integrity agreement requires, among other things, that a compliance liaison be designated for each dialysis center owned or operated by the entity acquired from Gambro Healthcare, now known as DVA Renal Healthcare, or any of its subsidiaries and provide compliance training for each of its employees and credentialed physicians. DVA Renal Healthcare has a compliance officer and a separate compliance committee made up of members of senior management, consistent with the requirements of the corporate integrity agreement. Certain types of employees are also required to complete additional specialized training in areas such as billing and reimbursement issues. Furthermore, DVA Renal Healthcare is required to review all of its arrangements or transactions with any actual or potential source of healthcare business to ensure compliance with federal anti-kickback statute. It has also engaged an independent review organization to conduct an annual review of a sample of DVA Renal Healthcare’s claims for reimbursement from federal healthcare programs to verify compliance with applicable laws and regulations. DVA Renal Healthcare must submit to the OIG an annual report with respect to the status of, and findings regarding, its compliance activities, including a copy of all reports prepared by the independent review organization. In addition, DVA Renal Healthcare must notify the OIG of any ongoing government investigations or legal proceedings and report to the OIG any substantial overpayment or any probable violations of the laws applicable to any federal healthcare program.

Insurance

We maintain insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors.

Capacity and location of our centers

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical outpatient center by us generally requires approximately $1.6 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year of operation and normally reaches maturity within three to five years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are initially more predictable. To a limited extent, we enter into agreements to provide administrative services to third-party-owned or noncontrolling-owned dialysis centers in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed operations, or upon a percentage of operating income.

The table below shows the growth of our Company by number of dialysis centers.

	2007		2006		2005		2004	2003
Number of centers at beginning of year	1,300		1,233		658		566	515
Acquired centers	16		26		609	(1)	51	27
Developed centers	64		55		46		44	30
Net change in centers with management services agreements *	(15	)(3)	—		4	(1)	5	(1)
Divested, closed or sold	(6)		(14	)(2)	(84	)(1)	(8)	(5)

Number of centers at end of year	1,359		1,300		1,233		658	566

(1)	566 centers were added, including 11 centers under management services agreements, as a result of the DVA Renal Healthcare acquisition and 74 centers were divested in connection with this acquisition, including three centers under management services agreements.
(2)	Three centers were divested in connection with the acquisition of DVA Renal Healthcare.
(3)	In November 2007, one of our management and administration service agreements was terminated, in which we provided management and administrative services to 20 dialysis centers.

*	Represents dialysis centers in which we either own a noncontrolling interest, or are wholly-owned by third parties.

As of December 31, 2007, we operated or provided administrative services to 1,359 outpatient dialysis centers, of which 1,336 are consolidated in our financial statements. Of the remaining 23 centers, we own noncontrolling interests in ten centers, which are accounted for as equity investments and provide administrative services to 13 centers in which we have no ownership interest. The locations of the 1,336 centers included in our consolidated financial statements at December 31, 2007 were as follows:

State	Centers	State	Centers	State	Centers
California	169	Missouri	30	Oregon	12
Florida	116	Tennessee	30	Iowa	11
Texas	112	Louisiana	28	Wisconsin	11
Georgia	88	Colorado	25	District of Columbia	8
Pennsylvania	58	South Carolina	25	Idaho	6
North Carolina	54	New Jersey	22	Arkansas	3
Virginia	54	Indiana	21	Mississippi	3
Michigan	50	Arizona	20	South Dakota	3
Maryland	48	Kentucky	20	West Virginia	3
Illinois	43	Connecticut	18	Delaware	2
Ohio	40	Kansas	16	New Mexico	2
Minnesota	35	Nevada	14	Utah	2
New York	32	Nebraska	13	New Hampshire	1
Alabama	31	Washington	13	North Dakota	1
Oklahoma	31	Massachusetts	12

Competition

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We are facing increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients. Acquisitions and patient retention are an important part of our growth strategy and our business could be adversely affected if we are not able to continue to make acquisitions on reasonable terms or if we face significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is intense. Occasionally we have also experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, we experience competitive pressures in connection with negotiating contracts with commercial healthcare payors.

The two largest dialysis companies, Fresenius Medical Care (Fresenius) and our company, account for approximately 65% of outpatient dialysis patients in the United States. Approximately 45% of the centers not owned by us or Fresenius are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own center or centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. Fresenius has been one of our largest suppliers of dialysis products. However, we entered into an alliance and product supply agreement with Gambro Renal Products, or GRP, which was subsequently amended in 2006. The amended product supply agreement still requires us to purchase a significant majority of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in the categories generally offered by Fresenius and Gambro Renal Products represent approximately 4% of our total operating expenses. During 2007, we purchased hemodialysis products and supplies from Gambro Renal Products representing approximately 2% of our total operating expenses.

A portion of our business also consists of monitoring and providing supplies for ESRD treatments in patients’ homes. Other companies provide similar services. NxStage, Renal Solutions and Fresenius have developed home-based hemodialysis systems designed to enable patients to perform hemodialysis on a daily basis in their homes. On February 7, 2007 we entered into a National Provider Agreement with NxStage, Inc. The agreement provides us the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six-month increments for up to two additional years if certain volume targets are met. As part of the agreement, we purchased all of our NxStage System One equipment then in use for approximately $5.1 million and will purchase a majority of our future home-based hemodialysis equipment and supplies from NxStage. To date, there has not been significant adoption of these home-based hemodialysis systems by our patients or physicians. We cannot predict whether home-based hemodialysis will be widely adopted by patients or physicians or what impact these services will have on our business over the longer term.

Teammates

As of December 31, 2007, we had approximately 31,000 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	12,800
• Other patient care and center support staff and laboratory personnel	14,500
• Corporate, billing and regional administrative staff	3,700

Our dialysis business requires nurses with specialized training for patients with complex care needs. Recruitment and retention of nurses are continuing concerns for healthcare providers generally because of the disparity between the supply and demand for nurses, which has led to a nursing shortage. We have an active program of investing in our professional healthcare teammates to help ensure we meet our recruitment and retention targets, including expanded training opportunities, tuition reimbursements and other incentives.

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

Approximately 36% of our dialysis revenue for the year ended December 31, 2007 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit. We are experiencing a decrease in some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors and certain payors have become increasingly aggressive in their negotiations with us. In the fourth quarter of 2007, our overall commercial rate reductions were in excess of our overall commercial rate increases. In the event that our negotiations continue to result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors will decrease as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. We, along with others in the kidney care community, are resisting such activity through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis revenue for the year ended December 31, 2007 was generated from patients who have Medicare as their primary payor. Currently, the Medicare End Stage Renal Disease, or ESRD, program pays us for dialysis treatment services at fixed rates. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed. Unlike most other services covered by Medicare, the Medicare ESRD program has not provided for regular inflation increases in payment rates. We experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. To the extent Medicare rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

In addition, changes to the structure of the composite rate and separately billable payment rates may occur which would reduce our overall payments from the Medicare ESRD program. CMS and Congress continue to examine and propose changes to the payment structure for dialysis services including the addition of services into the composite rate that are currently separately billed, also referred to as bundling. CMS recently released a report to Congress titled “A Design for a Bundled End Stage Renal Disease Prospective Payment System” which proposes a framework for bundling which could result in lower payment rates. If Medicare begins to bundle other services for payment by including in its composite payment rate the pharmaceuticals, laboratory services or other ancillary services that it currently pays separately at rates that would result in lower overall reimbursement, or if there are further changes to or decreases in the payment rate for these separately billed items without a corresponding increase in the composite rate, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 4% of our dialysis revenue for the year ended December 31, 2007 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. Currently, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for slightly more than 30% of our dialysis revenue for the year ended December 31, 2007, with EPO accounting for slightly more than 20% of our dialysis revenue. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA has held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limit reimbursement and which have impacted the prescribing habits of our physicians. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Beginning in the second quarter of 2007, EPO utilization by prescribing physicians declined and could continue to decline further. Further changes in physician practice patterns and accepted clinical practices, changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies, the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO could have a material adverse effect on our revenues, earnings and cash flows. Such changes could also have a negative impact on our patient clinical outcomes.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO, subject to certain contractual limitations. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreement with Amgen for EPO includes potential pricing discounts which depend upon the achievement of certain criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. Our agreement with Amgen also provides for specific rebates off of list price based on process improvement and data submission and some combination of these factors. Factors that could impact our ability to qualify for the discounts and rebates provided for in our agreement with Amgen in the future include: our ability to develop and implement certain process improvements and track certain data elements. Failure to qualify for discounts or meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. In addition, Roche has developed and obtained FDA approval for Mircera®, a pharmaceutical also used to treat anemia. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, these pharmaceuticals are administered less frequently. In the event that these similar alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized with EPO. A significant increase in the development and use of similar alternatives to EPO, or a change in administration practices, could have a material adverse impact on our revenues, earnings and cash flows.

Continued inquiries from various governmental bodies with respect to our utilization of EPO will require management’s attention, cause us to incur significant legal expense and could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and could substantially reduce our revenues, earnings and cash flows.

In response to recent clinical studies identifying risks in certain patient populations related to the utilization of EPO and other erythropoiesis-stimulating agents, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and proposed legislation regarding utilization and reimbursement. Although we believe our anemia management practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. In August 2007, we received a subpoena from the Office of Inspector General in Houston, Texas for records relating to EPO claims submitted to Medicare. In addition, in August 2007 a complaint was filed against us, Amgen and Fresenius Medical Care Holdings by Sheet Metal Workers Health Fund and Glenn Randle alleging claims related to the administration and use of EPO and in February 2008 the Attorney General’s Office for the State of Nevada notified us that they intend to conduct audits of ESRD providers in Nevada relating to the billing of pharmaceuticals, including EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and could substantially reduce our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received on March 4, 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies and financial relationships with physicians and joint ventures. We received a related request for additional documents regarding specific medical director and joint venture arrangements in October 2005, a related subpoena in February 2006 requesting documents related to certain patient records regarding the administration and billing of EPO and a request for additional documents related to durable medical equipment and supply companies owned and operated by us in May 2007. It is possible that criminal proceedings may be initiated against us in connection with these inquiries. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for PTH and to products relating to vitamin D therapies. DVA Renal Healthcare (formerly Gambro Healthcare) received a similar subpoena in November 2004. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas may require management’s attention and significant legal expense.

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

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 6% of our dialysis revenue for the year ended December 31, 2007. In 2007, changes to New York law were adopted that will permit us to hold licenses to conduct dialysis business directly, but until these changes are implemented and we transfer these operating licenses, we can give no assurances that these arrangements will not be challenged.

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

As of December 31, 2007 we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis revenue. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures during 2008. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the anti-kickback statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, and the related request for additional documents received in October 2005, include requests for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize for a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our more than 107,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

If the ancillary services we provide or the strategic initiatives we invest in are ultimately unsuccessful, we may have to write off our investment and incur other exit costs in one or more of these activities.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs, ESRD full capitation demonstration projects, ESRD special needs plans, and administrative services provided to noncontrolling owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services, as well as the provision of home infusion therapy services which is related to our core competencies. If any of our ancillary services or strategic initiatives do not perform at the level that we anticipate, we may be required to write off our investment in one or more of these activities. As an example, our existing investment in pharmacy services of approximately $17 million at the end of 2007 may be subject to future write-offs.

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

Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state governments face increasing budgetary pressure, certain states may have difficulty certifying dialysis centers in the normal course and significant delays may result. If state governments are unable to certify new centers in the normal course and we experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could have an adverse effect on our revenues, earnings, and cash flows.

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

We entered into an alliance and product supply agreement with Gambro Renal Products in October 2005 to supply dialysis equipment, machines, dialyzers and certain other products, which was subsequently amended in 2006, in part to permit the termination of our purchase obligations with respect to dialysis machines under certain circumstances. We are no longer obligated under the amended supply agreement to purchase dialysis machines from Gambro Renal Products. In addition, all other purchase obligations under the amended supply agreement remain the same and may limit our ability to realize future cost savings in regard to certain products for which we remain obligated to make purchases under the agreement. For the year ended December 31, 2007, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Planned upgrades to our billing and collections systems and complications associated with the integration of our billing and collections systems could have a material adverse effect on our revenues, cash flows and operating results.

In 2007, we completed the integration of our billing systems into one system and system upgrades will continue in 2008. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of the integration of our billing and collection systems and as we complete planned upgrades to our billing and collection systems. Complications related to the integration of our billing and collections systems and associated with the upgrade of our billing and collections systems could result in a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors and noncompliance with reimbursement regulations, could have an adverse impact on the claims review required by the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, described above. The failure to successfully complete the upgrades to the billing and collection systems could have a material adverse effect on our revenues, cash flows and operating results.

If DVA Renal Healthcare does not comply with the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, or DVA Renal Healthcare otherwise has failed or fails to comply with government regulations applicable to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

In 2004, Gambro Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. If DVA Renal Healthcare (formerly Gambro Healthcare) does not comply with the terms of the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or exclusion from participation in government programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government are substantial and may increase. In addition, as a result of the settlement agreement, some commercial payors and other third parties have initiated legal proceedings against DVA Renal Healthcare related to the billing practices and other matters covered by the settlement agreement and we could receive similar claims in the future.

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

The administration of dialysis and related services to patients may subject us to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes and professional and general liability claims. In addition, we have received several notices of claims from commercial payors and other third parties related to our historical billing practices and the historical billing practices of the centers acquired from Gambro Healthcare and other matters related to their settlement agreement with the Department of Justice. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations, and cash flows. We currently maintain programs of general and professional liability insurance. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of our insurance coverage could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since September 2001. Based on the shares of our common stock outstanding and the market price of our stock on December 31, 2007, these cash bonuses would total approximately $234 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for our Company.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the land and buildings for 25 of our dialysis centers. We also own the buildings for six other dialysis centers and the building at one of our Florida labs and we own one separate land parcel and sublease a total of nine properties to third party tenants. Our remaining dialysis centers are located on premises that we lease. Our leases generally cover periods from five to ten years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal, or at rates subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 500 to 44,000 square feet, with an average size of approximately 6,800 square feet.

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
Corporate Headquarters	El Segundo, CA	61,000	2013
Business Office	Tacoma, WA	140,000	2009 through 2011
Business Office	Berwyn, PA	57,000	2012
Administrative Office	Exton, PA	8,000	2008
Administrative Office	Vernon Hills, IL	18,000	2011
Administrative Office	Burlingame, CA	7,000	2009
Administrative Office	Norfolk, VA	11,000	2010
Former Corporate Headquarters**	Torrance, CA	28,000	2008
Business Office	Lakewood, CO	82,000	2010
Business Office	Brentwood, TN	95,000	2011
Business Office	Irvine, CA	65,000	2015
Laboratory	DeLand, FL	40,000	owned
Laboratory	DeLand, FL	20,000	2013
Laboratory Administrative Office	DeLand, FL	23,000	2011
Laboratory	Ft. Lauderdale, FL	43,000	2008
DaVita Rx	San Mateo, CA	3,000	2008
DaVita Rx	Orlando, FL	17,000	2013
DaVita Rx	Coppell, TX	53,000	2013

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

Item 3.    Legal Proceedings.

United States Attorney inquiries

In February 2007, we received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to Epogen,® or EPO, claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We are cooperating with the inquiry and are producing the requested records. We have been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis, described below. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

On March 4, 2005, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, we received a request for documents related to durable medical equipment (DME) and supply companies owned and operated by us. We are producing documents and providing information to the government. We are also cooperating, and intend to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

On October 25, 2004, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. Gambro Healthcare received a similar subpoena in November 2004. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

Other

We have received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare) related to historical Gambro Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. At least one commercial payor has filed an arbitration demand against us, as described below, and additional commercial payors have threatened litigation. We intend to defend against these claims vigorously; however, we may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of our established reserves, with respect to one or more of these claims could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In December 2007, we entered into a Settlement Agreement with the State of New York to resolve certain billing issues that had been the subject of inquiry by the New York Attorney General’s Medicaid Fraud Control Unit, or MFCU. We had received several informal inquiries from representatives of the MFCU regarding billing practices for facilities managed by us in New York. The Settlement Agreement covers numerous dialysis facilities in New York for which we, through our subsidiaries, provide administrative services. We paid approximately $1.5 million in settlement, which included the amount of the overpayments by the New York Medicaid program plus interest; no fines or penalties were assessed.

In October 2007, we were contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed us that it was conducting a criminal investigation of our operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. On February 8, 2008, the Attorney General’s Office informed us that the criminal investigation has been discontinued. The Attorney General’s Office further advised us that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada, including us, and that such audits will relate to the issues that were the subjects of the criminal investigation. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs. To our knowledge, no proceedings have been initiated against us at this time.

On August 28, 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against us. The complaint also names as defendants Amgen, Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against us, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against us are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. We intend to vigorously defend against these claims. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against us and DVA Renal Healthcare. We intend to vigorously defend against these claims. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In June 2004, Gambro Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare (formerly Gambro Healthcare) failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. We intend to vigorously defend against this claim. We also intend to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, we do not expect that an unfavorable result, if any, would have a material adverse effect on our business, financial condition, liquidity or results of operations.

In addition to the foregoing, we are subject to claims and suits, including from time to time, contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. We believe that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2007:
1st quarter	$58.54	$51.54
2nd quarter	57.48	52.56
3rd quarter	63.18	52.78
4th quarter	66.53	55.63
Year ended December 31, 2006:
1st quarter	$60.27	$51.52
2nd quarter	58.75	47.59
3rd quarter	58.79	48.32
4th quarter	59.36	51.89

The closing price of our common stock on February 1, 2008 was $54.27 per share. According to The Bank of New York, our registrar and transfer agent, as of February 1, 2008, there were 5,521 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during 2007:

There were no repurchases of our common stock during 2007 prior to the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1—31, 2007	—	$—	—	$249.1
August 1—31, 2007	111,300	57.05	111,300	242.8
September 1—December 31, 2007	—	—	—	242.8

Total	111,300	$—	111,300	$—

(1)	On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes.

Item 6.    Selected Financial Data.

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

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$5,264,151	$4,880,662	$2,973,918	$2,177,330	$1,919,278
Operating expenses and charges	4,401,942	4,141,230	2,508,547	1,796,204	1,559,347

Operating income	862,209	739,432	465,371	381,126	359,931
Debt expense(2)	(257,147)	(276,706)	(139,586)	(52,411)	(66,821)
Swap valuations gain, net(3)	—	—	4,548	—	—
Refinancing charges(4)	—	—	(8,170)	—	(26,501)
Other income, net	22,460	13,033	8,934	4,125	3,042

Income from continuing operations before income taxes	627,522	475,759	331,097	332,840	269,651
Income tax expense	245,744	186,430	123,675	128,332	105,173

Income from continuing operations	381,778	289,329	207,422	204,508	164,478
Income from discontinued operations, net of tax (5)	—	—	13,157	17,746	11,313
Gain on disposal of discontinued operations, net of tax (5)	—	362	8,064	—	—

Net income	$381,778	$289,691	$228,643	$222,254	$175,791

Basic earnings per common share from continuing operations(5)(6)	$3.61	$2.79	$2.06	$2.07	$1.74

Diluted earnings per common share from continuing operations(5)(6)	$3.55	$2.73	$1.99	$1.99	$1.56

Weighted average shares outstanding:(6)(8)
Basic	105,893,000	103,520,000	100,762,000	98,727,000	94,346,000

Diluted	107,418,000	105,793,000	104,068,000	102,861,000	113,760,000

Ratio of earnings to fixed charges(7)	2.92:1	2.38:1	2.86:1	5.26:1	3.98:1

Balance sheet data:
Working capital	$889,754	$597,324	$664,675	$426,985	$242,238
Total assets	6,943,960	6,491,816	6,279,762	2,511,959	1,945,530
Long-term debt	3,683,887	3,730,380	4,085,435	1,322,468	1,117,002
Shareholders’ equity(8)	1,732,250	1,245,924	850,609	523,134	306,871

(1)	Net operating revenues include $3,771 in 2005, $8,293 in 2004, and $24,000 in 2003 of Medicare lab recoveries relating to prior years’ services.
(2)	Debt expense in 2007 and 2006 includes the write-off of approximately $4.4 million and $3.3 million of deferred financing costs associated with our principal prepayments on the Term loans.
(3)

The swap valuation net gains of $4,548 in 2005 represented the accumulated fair value on several swap instruments that were ineffective as cash flow hedges, as a result of the repayment of our Senior Secured

Credit Facilities, as well as changes in the fair values of these swaps until they were redesignated as hedges, and represent changes in the fair value of the swaps during periods in which there was no matching variable rate LIBOR-based interest payments.

(4)

Refinancing charges of $8,170 in 2005 represented the write-off of deferred financing costs associated with the extinguishment of our prior Senior Secured Credit Facilities. Refinancing charges of $26,501 in 2003 represented the consideration paid to redeem the $125,000 5 5/8% Convertible Subordinated Notes due 2006 and the $345,000 7% Convertible Subordinated Notes due 2009 in excess of book value, the write-off of related deferred financing costs and other financing fees associated with the amendment of the prior Senior Secured Credit Facilities.

(5)	During 2005, we divested a total of 71 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on October 4, 2005 in order for us to complete the acquisition of DVA Renal Healthcare. In addition, we completed the sale of three additional centers that were previously pending state regulatory approval in January 2006. The operating results of the historical DaVita divested and held for sale centers were reflected as discontinued operations in our consolidated financial statements for 2005 and prior.
(6)	All share and per-share data for all periods presented prior to 2005 have been adjusted to retroactively reflect the effects of a 3-for-2 stock split that occurred in the second quarter of 2004.
(7)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and the write off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(8)	Share repurchases consisted of 111,300 shares of common stock for $6,350 in 2007, 3,350,100 shares of common stock for $96,540 in 2004 and 5,162,850 shares of common stock for $107,162 in 2003. Debt of $124,700 and $526 was converted into 7,302,528 and 24,045 shares of common stock in 2003. Shares issued in connection with stock awards amounted to 2,480,899 in 2007, 2,620,125 in 2006, 3,303,451 in 2005, 5,106,783 in 2004, and 3,539,919 in 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward looking statements

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, revenue estimating risk and our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors and possible reductions in government payment rates, changes in the structure of and payment rates under the Medicare ESRD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Overview

We are a leading provider of dialysis services in the United States through a network of approximately 1,359 outpatient dialysis centers and 700 hospitals, serving approximately 107,000 patients in 43 states. In 2007, our overall network of dialysis centers increased by 59 centers primarily as a result of opening new centers and acquisitions and the overall number of patients that we serve increased by approximately 4%.

Our stated mission is to be the provider, partner and employer of choice. We believe our attention to these three areas, our patients, our business partners, and our teammates, represents the major drivers of our potential long term success, although we are subject to the impact of external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes as measured by DQI have improved over each of the past three years, and we are pleased with our 2007 clinical outcomes. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States. In addition, over the past couple of years we have achieved reductions in teammate turnover, which have been a major contributor to our clinical performance improvements. We will continue to focus on these fundamental long-term value drivers.

Approximately 97% of our revenues currently derived directly from providing dialysis and dialysis related services, such as laboratory services (collectively dialysis revenue). Eighty-two percent of our dialysis revenue is derived from outpatient hemodialysis services in 1,336 centers that we consolidate that are either wholly-owned or majority-owned. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, and hospital inpatient hemodialysis services, which combined accounted for approximately 15% of our dialysis revenue, and the remaining 3% of our dialysis revenue was from laboratory services.

Our other operations include various ancillary services and strategic initiatives consisting primarily of infusion therapy services, oral pharmacy services, vascular access services, disease management services and special needs plans, ESRD clinical research programs, and management and administration services to noncontrolling owned and third-party owned centers and clinics, as further described in Item 1 in this Form 10-K. These ancillary services and strategic initiatives are primarily aligned with our core business of providing dialysis services to our patients. These services generated approximately 3% of our total net revenues in 2007. We currently expect to continue to invest in our ancillary services and strategic initiatives as we work to develop strategically successful new business operations. However, significant changes in market conditions, business performance or in the regulatory environment may ultimately impact or continue to impact the economic viability of these strategic initiatives. Any unfavorable changes could result in a write-off of some or all of our investments in these strategic initiatives.

The principal drivers of our dialysis revenue are: (a) the number of treatments, which is primarily a function of the number of chronic patients requiring three treatments per week, as well as the number of treatments for peritoneal dialysis services and home-based dialysis and hospital inpatient dialysis services, (b) average dialysis revenue per treatment revenue and c) laboratory patient testing. The total patient base is a relatively stable factor, influenced by a demographically growing need for dialysis services, our relationships with referring physicians together with the quality of our clinical care, and our ability to open and acquire new centers. Our year-over-year treatment volume growth was 5.7% in 2007.

Average dialysis revenue per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) patients, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government payment rates, dialysis services charge-capture, and our billing and collecting operations performance.

On average, payment rates from commercial payors are generally significantly higher than Medicare and Medicaid payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average revenue per treatment.

The following table summarizes our dialysis revenue and patient percentages by payor type for the year ended December 31, 2007:

	Revenues	Patient Percentages
Medicare and Medicare-assigned HMO plans	58%	80%
Medicaid	4%	5%
Other government-based programs	2%	2%

Total government-based programs	64%	87%
Commercial	36%	13%

Total dialysis revenue	100%	100%

Government payment rates are principally determined by federal (Medicare) and state (Medicaid) policy. These payment rates have limited potential for rate increases and are sometimes at risk of being reduced. Cumulative net increases in Medicare payment rates from 1990 through 2007 totaled approximately 10%. There were no Medicare payment rate increases for 2003 and 2004. CMS implemented increases of 1.6% on April 1, 2007, January 1, 2006 and January 1, 2005, however the 2005 increase was more than offset by other structural changes to Medicare dialysis payment rates that also became effective January 1, 2005. Medicaid rates in some states have been under severe budget pressures. Commercial rates can vary significantly and a major portion of our commercial rates are at contracted amounts with major payors and are subject to intense negotiation pressure. Over the past several years we were successful in maintaining relatively stable average payment rates in the aggregate for patients with commercial plans, in addition to obtaining periodic fee schedule increases. However, we are continuously in the process of negotiating agreements with our commercial payors and certain payors have become increasingly aggressive in their negotiations. In the fourth quarter of 2007, our overall commercial rate reductions were in excess of our overall commercial rate increases. We continue to expect downward pressure from payors on our contracted commercial payment rates as a result of general market conditions, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers, which could further decrease our commercial rate revenues.

Slightly more than 30% of our dialysis revenue for the year ended December 31, 2007, has been associated with physician-prescribed pharmaceuticals, with EPO accounting for slightly more than 20% of our dialysis revenue. Therefore, changes in physician practice patterns, pharmaceutical protocols, pharmaceutical intensities and changes in private and governmental payment rates for EPO significantly influence our revenue levels. For example, in July 2007, CMS implemented a new reimbursement methodology for EPO which decreased our dialysis revenue per treatment and effective January 2008, changes to the EPO monitoring policy went into effect which further limit reimbursement and which have impacted the prescribing habits of our physicians. Such changes, as well as the reduction in some of our contracted commercial payment rates negatively impacted our average dialysis revenue per treatment in 2007.

Our operating performance with respect to dialysis services charge-capture and billing and collection can also be a significant factor in how much average dialysis revenue per treatment we actually realize. Over the past several years we have invested heavily in new systems and processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks and we expect to continue to improve these systems. In 2007, we began integrating our billing systems into one system. Systems upgrades will continue in 2008 and could impact our collection performance as well as our dialysis revenue per treatment.

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

Our annual average dialysis revenue per treatment including lab services for continuing operations was approximately $334, $330 and $323 for 2007, 2006, and 2005, respectively. The increase in our average dialysis revenue per treatment in 2007 was primarily due to an increase in our standard fee schedules (principally impacting non-contracted commercial revenue) and an increase in the Medicare composite rate, partially offset by a decrease in the government reimbursement for pharmaceuticals associated with the new CMS reimbursement rates for EPO, and a decrease in intensities of physician-prescribed pharmaceuticals. In 2006, average dialysis revenue per treatment was impacted by increases in our standard fee schedules (principally impacting non-contracted commercial revenue) and changes in our commercial and government payor mix, as well as changes in the intensity of physician-prescribed pharmaceuticals. Our ability to negotiate acceptable payment rates with contracted and non-contracted commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals, and changes in the mix of government and non-government payments may materially impact our average dialysis revenue per treatment in the future.

The principal drivers for our patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, and business infrastructure and compliance costs. However, other cost categories can also represent significant cost changes, such as employee benefit costs and insurance costs. Our average clinical hours per treatment have remained stable over the past couple of years primarily because of improved efficiencies driven by reduced teammate turnover and improved training and processes. We believe there is limited opportunity for productivity improvements beyond the levels previously achieved, and changes in federal and state policies can adversely impact our ability to achieve optimal productivity levels. In 2007, our clinical hours per treatment remained stable compared to 2006, however, we did experience an increase in our labor rates per treatment of approximately 3%, as labor rates have increased consistent with general industry trends, mainly due to the demand for skilled clinical personnel, along with general inflation increases. For the past several years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors. In addition, our agreement with Amgen for the purchase of EPO provides for specific rebates off of list price and discount pricing based on process improvement and data submission and some combination of these factors, which could negatively impact our earnings if we are unable to qualify for these rebates and discounts. In 2007, we experienced an increase in our infrastructure and operating costs of our dialysis centers, primarily due to general increases in rent and repairs and maintenance.

General and administrative expenses have remained relatively constant as a percent of total revenues over the past three years. However, this reflects a substantial increase in the dollar amount of spending related to strengthening our business and regulatory compliance processes as well as legal and other professional fees. We expect that the level of general and administrative expenses will be sustained or possibly increased in 2008, in order to continue to support our long-term initiatives, including further investments in our ancillary services and strategic initiatives, and to support our efforts to achieve the highest levels of regulatory compliance.

Outlook for 2008.    Our operating income guidance for 2008, excluding the impact of any potential Medicare legislation, is still projected to be in the range of $790-$850 million; however, we continue to believe that operating income is more likely to be in the lower end of the range for 2008. We are entering into a period of unusual earnings uncertainty. Therefore, the guidance range for 2008 does not capture as high a percentage of the potential outcomes as usual. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors and possible reductions in government payment rates, changes in the structure of and payment rates under Medicare ESRD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the cautionary language contained in the forward looking statements and associated risks as discussed on page 36 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

Following is a summary of operating results for reference in the discussion that follows.

	Year ended December 31,
Continuing Operations	2007		2006		2005
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues:
Current period services	$5,264	100%	$4,881	100%	$2,970	100%
Prior years’ services—laboratory	—		—		4

	5,264		4,881		2,974
Operating expenses and charges:
Patient care costs	3,590	68%	3,390	70%	2,036	69%
General and administrative	491	9%	454	9%	272	9%
Depreciation and amortization	193	4%	173	4%	117	4%
Provision for uncollectible accounts	137	3%	126	2%	62	2%
Minority interests and equity income, net	45	1%	36	1%	22	1%
Valuation gain on alliance and product supply agreement	(55)	(1)%	(38)	(1)%	—

Total operating expenses and charges	4,402	84%	4,141	85%	2,509	85%

Operating income	$862	16%	$739	15%	$465	16%

Dialysis treatments	15,318,995		14,495,796		9,044,966
Average dialysis treatments per treatment day	48,942		46,372		28,898
Average dialysis revenue per treatment	$324		$320		$313
Average dialysis revenue per treatment (including the lab)	$334		$330		$323

The operating results of DVA Renal Healthcare are included in our operating results from October 1, 2005. Our operating income margins, increased to 16.4% in 2007 from 15.2% in 2006, primarily due to increases in revenue, an increase in the valuation gain on the alliance and product supply agreement, along with lower benefit costs, lower self-insurance costs, as well as a reduction in integration expenditures.

Net operating revenues

Net operating revenues for current period services increased by approximately 8% in 2007, as compared to 2006 and increased by approximately 64% in 2006, as compared to 2005. The increase in net operating revenues in 2007 was primarily due to an increase of approximately 5% in the number of dialysis treatments, and an increase of approximately 3% in the average dialysis revenue per treatment, additional lab revenue and an increase in revenue from our ancillary services and strategic initiatives. The increase in the number of dialysis treatments in 2007 was primarily due to non-acquired growth from existing and new centers and from acquisitions. Our average dialysis revenue per treatment of approximately $334 increased by approximately $4 in 2007 as compared to 2006.

The increase in net operating revenues in 2006 was primarily due to the number of dialysis treatments, which accounted for approximately 57% of the increase in revenues, primarily due to the acquisition of DVA Renal Healthcare effective on October 1, 2005 and the balance from acquisitions and growth in existing and new centers. The remaining 7% increase in total net operating revenues in 2006 was due to increases in the average dialysis revenue per treatment and additional management fees and revenues from ancillary services and strategic initiatives.

Dialysis revenue, which includes dialysis services and related laboratory services, represented approximately 97%, 98% and 98% of net operating revenues in 2007, 2006, and 2005, respectively. Ancillary services and strategic initiatives, including management fee income, accounted for the balance of our total revenues.

Dialysis Services

Dialysis revenue.

The following table summarizes our dialysis revenue by source for the year ended December 31, 2007.

Revenue Percentages
Outpatient hemodialysis centers	82%
Peritoneal dialysis and home-based hemodialysis	9%
Hospital inpatient hemodialysis	6%
Laboratory services	3%

Total dialysis revenue	100%

Major components of dialysis revenue include both the administration of EPO and other pharmaceuticals as part of the dialysis treatment, which represents slightly more than 30% of total dialysis revenue.

Approximately 64% of our total dialysis revenue for the year ended December 31, 2007 is from government-based programs, principally Medicare, Medicaid, and Medicare Advantage Plans, representing approximately 87% of our total patients. Our commercial payors consist principally of commercial insurance plans, including more than 1,100 with whom we have contracted rates. Approximately 36% of our dialysis revenue is associated with commercial payors. Approximately 1% of our dialysis services and related dialysis services payments are received directly from patients. No single commercial payor accounted for more than 5% of total dialysis revenue for the year ended December 31, 2007.

On average we are generally paid significantly more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. As of December 31, 2007, the Medicare ESRD dialysis treatment rates for our patients were between $149 and $165 per treatment, or an overall average of $157 per treatment, excluding the administration of separately billed pharmaceuticals. Medicare payment rates are insufficient to cover our patient care costs associated with providing dialysis treatments, and therefore we lose money on each Medicare treatment.

Our net earnings from dialysis services are derived from commercial payors, some of which pay at negotiated payment rates and others of which pay based on our usual and customary fee schedule. Our contracted commercial payment rates are under downward pressure as we negotiate contract rates with large HMOs and insurance carriers and we expect this trend to continue into 2008. In the fourth quarter of 2007, our overall commercial rate reductions were in excess of our overall commercial rate increases,. Additionally, as a patient transitions from commercial coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially.

Our year-over-year treatment volume growth was as follows:

	2007	2006
Treatment growth related to:
Existing and newly opened centers	4.6%	4.8%
Other center acquisitions	1.1%	4.0%
DVA Renal Healthcare acquisition effective 10/1/05	—%	51.5%

Total treatment growth	5.7%	60.3%

The annual average dialysis revenue per treatment, including lab services, for continuing operations was approximately $334, $330 and $323 for 2007, 2006, and 2005, respectively. The increase in our average dialysis revenue per treatment in 2007 was primarily due to an increase in our standard fee schedules (principally impacting non-contracted commercial revenue) and an increase in the Medicare composite rate, partially offset by a decrease in the government reimbursement for pharmaceuticals associated with the new CMS reimbursement rates for EPO, and a decrease in intensities of physician-prescribed pharmaceuticals. In 2006, the average revenue per treatment was impacted by increases in our standard fee schedules (principally impacting non-contracted commercial revenue), and changes in our commercial and government payor mix, as well as changes in the intensity of physician-prescribed pharmaceuticals. Our ability to negotiate acceptable payment rates with contracted and non-contracted commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals, and changes in the mix of government and non-government payments may materially impact our average revenue per treatment in the future.

Lab revenues.    Lab revenues represented approximately 3% of our total net operating revenues for 2007 and 2006.

A third-party carrier review of Medicare claims associated with our Florida-based laboratory was initiated in 1998. No Medicare payments were received for our lab services from the second quarter of 1998 until the third quarter of 2002 while we were appealing the Medicare payment withholds. Following a favorable administrative law judge ruling in 2002, we began receiving prior year Medicare payments in the third quarter of 2002, and received a total of approximately $91 million prior to 2005, and $4 million in 2005. There are no further significant unresolved Medicare lab billing issues.

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, including management fees, represented approximately 3% of our total net operating revenues in 2007 and approximately 2% in 2006. The increase in ancillary services and strategic initiative revenues were the result of the acquisition of HomeChoice Partners, an infusion therapy company, as well as growth in our pharmacy, vascular access and disease management businesses.

Management fee income.    Management fee income is included as part of our revenue from ancillary services and strategic initiatives, and represented less than 1% of net operating revenues for 2007 and 2006. We operated or provided administrative services to 23 and 38 third-party or non-controlled dialysis centers as of December 31, 2007 and 2006, respectively. We also provided management and administrative services to 48 and 30 physician-owned vascular access clinics at December 31, 2007 and 2006, respectively. Our management fees are principally based on a percentage of the revenue or cash collections of the managed operations, or upon a percentage of operating income. In November 2007, one of our management and administrative services agreements was terminated, pursuant to which we provided management and administrative services to 20 dialysis centers.

Operating expenses and charges

Patient care costs.    Patient care costs are those costs directly associated with operating and supporting our dialysis centers and ancillary operations, and consist principally of labor, pharmaceuticals, medical supplies and facility costs. As a percentage of current period operating revenues, patient care costs were approximately 68.2% for 2007, 69.5% for 2006 and 68.5% for 2005. On a per-treatment basis, patient care costs were flat in 2007 as compared to 2006 and increased by approximately $9 in 2006. The 2007 patient care costs were impacted by an increase in labor costs, higher operating costs of our dialysis centers, as well as an increase in our stock-based compensation expense, offset by a decrease in employee benefit costs and workers compensation, lower intensities of physician-prescribed pharmaceuticals and a reduction in our professional and general liability insurance costs. The increase in 2006 was principally due to higher labor and benefit costs, increases in expenses related to our strategic initiatives and an increase in the intensities of physician-prescribed pharmaceuticals. The higher labor costs in 2007 and 2006 reflect rising labor rates mainly due to the demand for skilled clinical personnel and the effect of the increase in the number of newly opened centers, which are not yet at normal productivity levels.

General and administrative expenses.    General and administrative expenses consist of those costs not specifically attributable to the dialysis centers, or the direct costs associated with our ancillary services and strategic initiatives, and include expenses for corporate and divisional administration, including centralized accounting, billing and cash collection functions, and regulatory compliance oversight. General and administrative expenses as a percentage of current period operating revenues were 9.3%, 9.3%, and 9.2% in 2007, 2006, and 2005, respectively. The absolute dollar increase in general and administrative expense for 2007 was primarily due to higher labor costs, professional fees for legal and compliance initiatives and government investigations, stock-based compensation expense under SFAS No. 123(R), and the timing of certain expenditures, partially offset by lower integration costs related to the DVA Renal Healthcare acquisition. The absolute dollar increase in general and administrative expense for 2006 was primarily due to higher labor and benefit costs, professional fees for legal and compliance initiatives and government investigations, integration costs associated with the DVA Renal Healthcare acquisition and stock-based compensation expense under SFAS No. 123(R).

Depreciation and amortization.    Depreciation and amortization was approximately 4% of current period operating revenues for each of the past three years. The absolute dollar increase in depreciation and amortization in 2007 was primarily due to additional centers from acquisitions and newly opened centers. The absolute dollar increase in 2006 was also due to additional centers from acquisitions and newly opened centers, as well as amortization of intangible assets associated with the DVA Renal Healthcare acquisition, offset by the amortization of the Alliance and Product Supply Agreement as described below.

Provision for uncollectible accounts.    The provision for uncollectible accounts receivable was 2.6% for 2007 and 2006 and is expected to remain stable in 2008. The provision for uncollectible accounts receivable was approximately 2.1% of current period operating revenues for the full year 2005.

Minority interests and equity income, net.    Minority interests net of equity income increased by approximately $10 million in 2007, and increased by approximately $14 million in 2006. The increases for both years were primarily due to an increase in new dialysis centers having minority partners, growth in the earnings of our joint ventures and an increase in non-wholly-owned subsidiaries.

Product Supply Agreement.    We entered into an Alliance and Product Supply Agreement (Product Supply Agreement) with Gambro AB and Gambro Renal Products, Inc. on October 5, 2005, in conjunction with our acquisition of DVA Renal Healthcare. The agreement committed us to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce our purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment then affected by an import ban issued by the U.S. Food and Drug Administration (FDA) if the import ban was not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations required under the Amended Product Supply Agreement, we recorded a net valuation gain of $38 million during 2006. This valuation gain represents the difference in the amortized original fair value between the Product Supply Agreement and that of the Amended Product Supply Agreement, as of the effective date of the amendment.

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

As a result of the termination of our purchase obligations for the Affected Products, we recorded a net valuation gain of $55 million in 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and that of the Amended Product Supply Agreement as adjusted for the termination of the Affected Products as of June 30, 2007.

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

Debt expense

Debt expense for 2007, 2006, and 2005 consisted of interest expense of approximately $243 million, $263 million, and $134 million, respectively, amortization of deferred financing costs of approximately $10 million in 2007, $10 million in 2006, and $5 million in 2005, and in 2007 and 2006, included the write-off of approximately $4 million and $3 million of deferred financing costs associated with the principal prepayments on our term loans. The decrease in interest expense in 2007 as compared to 2006 was primarily attributable to lower average outstanding principal balances during 2007 under our Senior Secured Credit Facilities, as a result of principal prepayments, and decreases in the LIBOR-based variable interest rates on the unhedged portion of our debt. Our overall weighted average interest rate in 2007 was 6.49% as compared to 6.64% in 2006. The increase in interest expense in 2006 as compared to 2005 was primarily attributable to additional borrowings outstanding during 2006 under our Senior Secured Credit Facilities, the increase in the average outstanding balances of our senior and senior subordinated notes, which were issued in March 2005, and increases in the LIBOR-based variable interest rates on the unhedged portion of our debt.

Other income

Other income, net was approximately $22 million, $13 million, and $9 million for 2007, 2006, and 2005, respectively, consisted principally of interest income. The increase in other income in 2007 and 2006 was primarily due to an increase in our cash and investments. The increase in 2007 was also due to gains on sale of investments.

Provision for income taxes

The provision for income taxes for 2007 represented an effective annualized tax rate of 39.2%, compared with 39.2% and 37.4% in 2006 and 2005, respectively. The changes in the effective tax rates in 2006 were primarily due to state income taxes and tax valuation allowance adjustments. We currently project that the effective income tax rate for 2008 will be in the range of 39.0% to 40.0%.

Accounts receivable

Our accounts receivable balances at December 31, 2007 and 2006 represented approximately 66 and 70 days of revenue, respectively, net of bad debt provision. The relative decrease in the days of net revenue in accounts receivable as of December 31, 2007 was a result of improved cash collections.

As of December 31, 2007 approximately $23 million in unreserved accounts receivable, representing approximately 2% of our total accounts receivable balance, were more than six months old. There were no significant unreserved balances over one year old. Approximately 1% of our treatments are classified as “patient pay”. Virtually all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2007 and 2006, other than the standard monthly processing, consisted of approximately $31 million and $16 million, respectively, associated with Medicare bad debt claims, classified as “other receivables”. Currently, our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements except for potentially limiting the collectibility of Medicare bad debt claims.

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

Divestitures per Federal Trade Commission Consent Order.    As a condition of completing the DVA Renal Healthcare acquisition, we were required by the Federal Trade Commission to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements. On October 6, 2005, DaVita and DVA Renal Healthcare completed the sale of 71 outpatient renal dialysis centers, and terminated the two management services agreements. In addition, effective January 1, 2006, we completed the sale of three additional centers to Renal Advantage, Inc. that were previously pending state regulatory approval in Illinois. We received total cash consideration of approximately $330 million for all of the centers divested and used approximately $13 million to purchase the minority interest ownership of a joint venture, to distribute a minority owner’s share of the sale proceeds, and to pay related transaction costs. We also paid related income taxes of approximately $85 million on these divestitures during the first quarter of 2006. As part of this transaction, Renal Advantage assumed specific liabilities related to the centers and all other liabilities were retained by us. See Note 19 to the Consolidated Financial Statements.

The operating results of the historical DaVita divested centers are accounted for as discontinued operations in our consolidated financial statements for 2005.

Liquidity and capital resources

Available liquidity.    As of December 31, 2007 our cash balance was $447 million and we had undrawn Senior Secured Credit Facilities totaling $250 million, of which approximately $41 million was committed for outstanding letters of credit. We also had other undrawn revolving lines of credit totaling $7.2 million associated with several of our joint ventures. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2007 amounted to $533 million, compared with $520 million for 2006. Cash flow from operations in 2007 included cash interest payments of approximately $245 million and cash tax payments of $206 million. Cash flow from operations in 2006 included an income tax payment of approximately $85 million associated with the divestiture of certain centers in conjunction with the DVA Renal Healthcare acquisition, and cash interest payments of $272 million and other cash tax payments of $125 million. Non-operating cash outflows in 2007 included $272 million for capital asset expenditures, including $162 million for new center developments and relocations, and an additional $127 million for acquisitions.

During 2007 we also received $37 million from the maturity and sale of investments as well as an additional $88 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also repurchased 0.1 million shares of our common stock for approximately $6.4 million. Non-operating cash outflows in 2006 included $263 million for capital asset expenditures, including $143 million for new center developments and relocations, and an additional $87 million for acquisitions. In 2006, we received approximately $22 million for the sale of discontinued operations and asset sales. During 2007, we acquired a total of 16 dialysis centers, opened 64 new dialysis centers, sold or closed 6 centers, and discontinued providing management and administrative services to 21 centers. We also acquired a 50% noncontrolling ownership interest in a joint venture that operates six dialysis centers. During 2006 we acquired a total of 26 dialysis centers, including two centers that we previously held a minority owned interest, opened 55 new dialysis centers and divested, sold or closed 14 centers.

We currently expect to spend approximately $120 million for general maintenance capital asset expenditures in 2008, and approximately $200 million for new center development, relocations and center acquisitions. Our current projections include opening approximately the same number of centers in 2008 that we opened in 2007. We expect to generate approximately $480 million to $530 million of operating cash flow in 2008.

2007 capital structure changes and other capital items.

Our Senior Secured Credit Facilities are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our and our subsidiary guarantors’ assets. The Senior Secured Credit Facilities also contain customary affirmative and negative covenants and require compliance with financial covenants, including an interest rate coverage ratio and a leverage ratio that determines the interest rate margins on term loan A and the revolving line of credit. The Senior Secured Credit Facilities in general also contain limits on the general amount of capital expenditures for internal growth, acquisitions and capital improvements, see discussion below, as well as limits on the amount of tangible net assets for non-guarantor subsidiaries.

During 2007, we made principal payments totaling $50 million on term loan A and $400 million on term loan B. The term loan B payment was made from the proceeds of issuing new senior notes as discussed below. These principal payments were prepayments. As a result of the principal prepayment made in 2007 we wrote off a total of $4.4 million of deferred financing costs, which is included in debt expense.

Term Loan A

On February 27, 2007, our interest rate margin on term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. Term loan A currently bears interest at LIBOR plus a margin of 1.50%, for an overall effective rate of 6.35% at December 31, 2007. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. Term loan A matures in October 2011 and requires annual principal payments of $14.9 million in 2008, $61.3 million in 2009, $87.5 million in 2010 and $65.6 million in 2011, respectively.

Term Loan B

On February 23, 2007, we amended and restated our existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on term loan B by 0.50%, and to amend certain financial covenants. The amended term loan B bears interest at LIBOR plus a margin of 1.50%, for an overall effective rate of 5.80%, including the impact of our swap agreements, except for the forward interest rate swap agreements, as of December 31, 2007. Other terms that were changed included the amount by which we can elect to increase the revolving and term loan commitments from $500 million to $750 million and certain limitations on purchases, redemptions or acquisitions of capital stock, the payment of dividends and distributions in cash. Further, limitations on capital expenditures for internal growth will not apply during the periods in which our leverage ratio is less than 3.5:1. Our leverage ratio as of December 31, 2007 was less than 3.5:1. We incurred financing costs of $1.8 million which were deferred and also expensed $0.2 million of other costs in connection with this transaction. Term loan B matures in October 2012 and requires principal payments of $1.7 billion in year 2012.

Senior and Senior Subordinated Notes

On February 23, 2007, we issued $400 million of 6 5/8% senior notes due 2013 in a private offering, realizing $405 million in proceeds, which included a $5 million premium, and incurred $2.7 million in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500 million aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400 million of 6 5/8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments which began March 15, 2007. The senior notes may be redeemed by us in whole or part at any time on or after March 15, 2009, at certain specified prices. We used $400 million of these proceeds to pay down our term loan B as discussed above.

Our senior and senior subordinated notes, as of December 31, 2007, consisted of $900 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments in March and September. We may redeem some or all of the senior notes at any time as described above and some or all of the senior subordinated notes at any time on or after March 15, 2010.

Interest rate swaps

As of December 31, 2007, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $968 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, we maintain two forward interest rate swap agreements with notional amounts totaling $200 million. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on our term loan B outstanding debt. These forward interest rate swaps agreements take effect September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During 2007, 2006, and 2005 we accrued net cash benefits (obligations) of approximately $14.5 million, $15.8 million, and $(0.3) million, respectively from these swaps, which are included in debt expense. During 2005, we also incurred additional net cash obligations of $1.5 million from these swaps, which is included in swap valuation gains. We estimate that approximately $0.5 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2007 will be reclassified into income in 2008. As of December 31, 2007 and 2006, the total fair value of these swaps was a net liability of $0.5 million, and an asset of $29.5 million, respectively. The 2007 amount was primarily included in other long-term liabilities and the 2006 amount was primarily included in other long-term assets. Also during 2007 and 2006, we recorded $16.0 million and $1.8 million, respectively, net of tax, as reductions to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of December 31, 2007, we had approximately 50% of our variable rate debt and approximately 74% of our total debt economically fixed.

As a result of the swap agreements, our overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.90%, based upon the current margins in effect of 1.50%, as of December 31, 2007.

At December 31, 2007, our overall average effective interest rate was 6.37%.

NxStage Agreement

On February 7, 2007, we entered into a National Provider Agreement with NxStage, Inc. The agreement provides us the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six-month increments up to two additional years if certain volume targets are met. As a part of the agreement, we purchased outright all of our NxStage System One equipment then in use for $5.1 million, and will purchase a majority of our future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, we purchased two million shares of NxStage common stock in a private placement offering for $20 million, representing an ownership position of approximately 7%. We subsequently sold our NxStage Inc. shares, in the second and third quarters of 2007 for approximately $25.9 million and recognized a pre-tax gain of $5.9 million or $3.6 million after tax. This pre-tax gain is included in other income.

Stock-based compensation and other equity matters

Effective January 1, 2006, we implemented Statement of Financial Accounting Standards (SFAS) No. 123(R) Share-Based Payment, which requires the measurement and recognition of cost for all stock-based awards made to employees and directors, including stock options, stock appreciation rights, stock units, and discounted employee stock purchases. Under SFAS No. 123(R) our stock-based compensation awards are measured at estimated fair value on the date of grant and recognized as compensation expense over their requisite service periods. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, under which we did not recognize compensation expense for most of our stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of SFAS No. 123(R), and we have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We implemented SFAS No. 123(R) using the modified prospective transition method. In accordance with this method, our consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. SFAS No. 123(R) also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported on a prospective basis as cash flows from financing activities rather than as operating cash flows. We also elected to use the method available under Financial Accounting Standards Board, or FASB, Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in SFAS No. 123(R) for stock-based compensation awards.

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through December 31, 2006 and 2007. Prior to 2006, we recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of stock options and stock-settled stock appreciation rights granted in 2007, 2006 and all prior periods.

For the years ended December 31, 2007 and 2006, we recognized $34.1 million and $26.4 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefits recorded for this stock-based compensation in 2007 and 2006 were $12.8 million and $9.7 million, respectively. As of December 31, 2007, there was $78.6 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.6 years.

During the years ended December 31, 2007 and 2006, we received $54.7 million and $37.9 million, respectively, in cash proceeds from stock option exercises and $32.8 million and $40.4 million, respectively, in total actual tax benefits upon the exercise of stock awards.

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

2006 capital structure changes.    During 2006, we made principal payments totaling $62 million on our term loan A and $338 million on term loan B which included mandatory principal payments of $35 million and $24.5 million respectively. All of the mandatory principal payments were paid in advance of the scheduled payment dates in 2006. As a result of the principal prepayment made in 2006, we wrote-off approximately $3.3 million of deferred financing costs, which is included in debt expense.

On March 1, 2006, our interest rate margins on our term loan A and term loan B were reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities. At December 31, 2006, the term loan A interest rate was based on LIBOR plus 1.75% and the term loan B interest rate was based on LIBOR plus 2.00%. The margins were subject to adjustment depending upon changes in our financial ratios and could have ranged from 1.50% to 2.25% for the revolving line of credit and term loan A, and 2.00% to 2.25% for term loan B.

As of December 31, 2006, our senior and senior subordinated notes consisted of $500 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments. We may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010.

As of December 31, 2006, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $1,341 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.88%, on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 2.00%. The swap agreements require quarterly interest payments, bear amortizing notional amounts, and expire in 2008 through 2010.

As of December 31, 2006, the interest rates were economically fixed on approximately 56% of our variable rate debt and approximately 72% of our total debt.

As a result of the swap agreements at December 31, 2006, our overall effective weighted average interest rate on our Senior Secured Credit Facilities was 6.61%, based upon the current margins in effect ranging from 1.75% to 2.00%, and our overall average effective interest rate was 6.76%.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries, in the form of put provisions, which are exercisable at the third-party owners’ future discretion. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us, which approximates fair value. We also have potential cash commitments to provide operating capital advances as needed to several other third-party owned centers, noncontrolling-owned centers and physician–owned vascular access clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2007 (in millions):

	Less Than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$22	$152	$1,772	$1,750	$3,696
Interest payments on senior and senior subordinated notes	121	243	243	183	790
Capital lease obligations	1	1	1	4	7
Operating leases	170	288	223	336	1,017
FIN No. 48 tax liabilities	4	9	4	—	17

	$318	$693	$2,243	$2,273	$5,527

Potential cash requirements under existing commitments:
Letters of credit	$41				$41
Acquisition of dialysis centers	131	99	54	46	330
Working capital advances to third-parties under administrative services agreements	18				18

	$190	$99	$54	$46	$389

Not included above are interest payments related to our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities as of December 31, 2007 bear interest at LIBOR plus current margins of 1.50%. The term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At December 31, 2007, our Senior Secured Credit Facilities had an overall effective weighted average interest rate of 5.90%, including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our Senior Secured Credit Facilities during 2008 and no changes in the effective interest rate, approximately $116 million of interest would be required to be paid in 2008.

Our Amended Alliance and Product Supply Agreement with Gambro AB and Gambro Renal Products, Inc. (the Amended Product Supply Agreement) requires us to purchase a significant majority of certain hemodialysis products, supplies and equipment at fixed prices through 2015. On July 2, 2007, we notified Gambro Renal Products, Inc. that we were electing to be permanently relieved of our purchase obligation under the Amended

Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to an FDA import ban after June 30, 2007. Our total expenditures for the years ended December 31, 2007 and 2006 on products under the Amended Product Supply Agreement were approximately 2% and 4%, respectively, of our total operating costs. The actual amount of purchases in future years under the Amended Product Supply Agreement will depend upon a number of factors, including the operating and capital requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs. See Note 19 to the consolidated financial statements.

Settlements of approximately $11.0 million of existing FASB Interpretation 48 (FIN 48) liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

United States Attorney inquiries

In February 2007, we received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to Epogen®, or EPO, claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We are cooperating with the inquiry and are producing the requested records. We have been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

On March 4, 2005, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, we received a request for documents related to durable medical equipment (DME) and supply companies owned and operated by us. We are producing documents and providing information to the government. We are also cooperating, and intend to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

On October 25, 2004, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. Gambro Healthcare received a similar subpoena in November 2004. The subpoena also includes specific requests for documents relating to testing for PTH levels and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

Other

We have received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare) related to historical Gambro Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. At least one commercial payor has filed an arbitration demand against us, as described below, and additional commercial payors have threatened litigation. We intend to defend against these claims vigorously; however, we may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of our established reserves, with respect to one or more of these claims could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In December 2007, we entered into a Settlement Agreement with the State of New York to resolve certain billing issues that had been the subject of inquiry by the New York Attorney General’s Medicaid Fraud Control Unit, or MFCU. We had received several informal inquiries from representatives of the MFCU regarding billing practices for facilities managed by us in New York. The Settlement Agreement covers numerous dialysis facilities in New York for which we, through our subsidiaries, provide administrative services. We paid approximately $1.5 million in settlement, which included the amount of the overpayments by the New York Medicaid program plus interest; no fines or penalties were assessed.

In October 2007, we were contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed us that it was conducting a criminal investigation of our operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. On February 8, 2008, the Attorney General’s Office informed us that the criminal investigation has been discontinued. The Attorney General’s Office further advised us that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada, including us, and that such audits will relate to the issues that were the subjects of the criminal investigation. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs. To our knowledge, no proceedings have been initiated against us at this time.

On August 28, 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against us. The complaint also names as defendants Amgen, Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against us, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against us are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. We intend to vigorously defend against these claims. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against us and DVA Renal Healthcare. We intend to vigorously defend against these claims. We also intend to vigorously oppose the certification of this matter as a class action. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In June 2004, Gambro Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare (formerly Gambro Healthcare) failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. We intend to vigorously defend against this claim. We also intend to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, we do not expect that an unfavorable result, if any, would have a material adverse effect on our business, financial condition, liquidity or results of operations.

In addition to the foregoing, we are subject to claims and suits, including from time to time, contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. We believe that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Critical accounting estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of long-lived assets, accounting for income taxes, quarterly variable compensation accruals, purchase accounting valuation estimates and stock-based compensation are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

Revenue recognition and accounts receivable.    There are significant estimating risks associated with the amount of revenue that we recognize in a reporting period. Payment rates are often subject to significant uncertainties related to wide variations in the coverage terms of the more than 1,100 commercial healthcare plans under which we receive payments. In addition, ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Revenue recognition uncertainties inherent in our operations are addressed in AICPA Statement of Position (SOP) No. 00-1. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

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

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates, however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 107,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided.

We generally expect our range of dialysis revenue estimating risk to be within 1% of total revenue, which can represent as much as 6.0% of operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.

Impairments of long-lived assets.    We account for impairment of long-lived assets, which include property and equipment, investments in third-party dialysis businesses, amortizable intangible assets and goodwill, in accordance with the provisions of applicable accounting guidance. Impairment reviews are performed at least annually, and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable.

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

Accounting for income taxes.    We estimate our income tax provision to recognize our tax expense for the current year, and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. In accordance with Financial Accounting Standards Board Interpretation 48 (FIN 48) Accounting for Income Tax Uncertainties, which went effective January 1, 2007, we assess our tax positions on a more-likely-than-not criteria and also determine the actual amount of benefit to recognize in the financial statements. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain and future events unpredictable.

Variable compensation accruals.    We estimate variable compensation accruals quarterly based upon the annual amounts expected to be earned and paid out resulting from the achievement of certain teammate-specific and/or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses, and other awards, are updated periodically based on changes in our economic condition or cash flows that could ultimately impact the actual final award. Actual results reflected in each fiscal quarter may vary due to the subjectivity involved in anticipating fulfillment of specific and/or corporate goals, as well as the final determination and approval of amounts by our Board of Directors.

Purchase accounting valuation estimates.    We make various assumptions and estimates regarding the valuation of tangible and intangible assets associated with our acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future. Long-lived tangible and intangible assets are subject to our regular ongoing impairment assessments.

Stock-based compensation.    We account for stock-based awards to employees and directors in accordance with the provisions of SFAS No. 123(R) Share-Based Payments. Under SFAS No. 123(R), stock-based compensation is recognized during a period based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the year ended December 31, 2007 and 2006 includes compensation costs for stock-based awards granted prior to, but not fully vested as of December 31, 2005, and stock-based awards granted in those years. We estimate the grant-date fair value of stock awards using complex option pricing models that rely heavily on estimates from us about uncertain future events, including the expected term of the awards, the expected future volatility of our stock price, and expected future risk-free interest rates.

Significant new accounting standards

On January 1, 2008, we adopted SFAS No. 157 Fair Value Measurements except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS157-2 Effective Date of FASB Statement No. 157. This standard establishes a framework for measuring fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP FAS157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of this standard relating to the assets and liabilities carried at fair value on a recurring basis is not expected to have a material impact on our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This standard allows companies the alternative to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. The standard is also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R) Business Combinations, which replaces SFAS No. 141 Business Combinations. This standard requires all business combinations to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interest in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6 Elements of Financial Statements. Transaction costs are excluded from the acquisition accounting and will be expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and will be classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. This standard is effective for periods beginning on or after December 15, 2008. We are currently in the process of assessing the expected impact of this standard on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin, No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity and not as a liability, or an item outside of equity. This will eliminate diversity that currently exists in accounting for transactions between an entity and its noncontrolling interests. This standard also specifies that consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This standard is effective for periods beginning on or after December 15, 2008. We are currently in the process of assessing the expected impact of this standard on our consolidated financial statements.

On January 1, 2007, we adopted the provisions of FASB Interpretation 48 (FIN 48) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. See note 12 to the consolidated financial statements for the impact of adopting this interpretation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2007. The variable rates presented reflect the weighted average LIBOR rates plus margins in effect at the end of 2007 including the economic effects of our swap agreements. Term loan A and revolving line of credit interest rate margins are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The margins currently in effect at December 31, 2007 were 1.50%. For our interest rate swap agreements, the table below presents the notional amounts by contract maturity date and the related interest rate terms of the agreements (to pay fixed rates, and to receive LIBOR).

	Expected maturity date						Total	Fair Value	Average interest rate
	2008	2009	2010	2011	2012	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$4	$1	$1	$1	$0	$1,753	$ 1,760	$1,755	6.89%
Variable rate	$20	$63	$88	$66	$1,706	$—	$ 1,943	$1,943	5.91%

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2008	2009	2010	2011	2012
	(dollars in millions)
Swaps:
Pay-fixed swaps	$968	$378	$401	$189	$—	$—	3.08% to 4.27%	LIBOR	$2.2
Forward pay-fixed swaps	$200	$—	$—	$200	$—	$—	4.05% to 4.70%	LIBOR	$(2.7)

As of December 31, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $968 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, we maintain two forward interest rate swap agreements with notional amounts totaling $200 million. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on our term loan B outstanding debt. These forward interest rate swaps agreements take effect September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During 2007, we accrued net cash benefits of $14.5 million from these swaps which is included in debt expense. As of December 31, 2007, the total fair value of these swaps was a net liability of $0.5 million. During 2007, we recorded $16.0 million, net of tax, as a reduction to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of December 31, 2007, the interest rates were economically fixed on approximately 50% of our variable rate debt and approximately 74% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.90%, based upon the current margins in effect of 1.50% as of December 31, 2007.

Our overall average effective interest rate during 2007 was 6.49% and as of December 31, 2007 was 6.37%.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $5.5 million, $6.8 million, and $3.2 million, net of tax, for the years ended December 31, 2007, 2006, and 2005, respectively.

Exchange rate sensitivity

We are currently not exposed to any foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data.

See the Index to Financial Statements and Index to Financial Statement Schedules included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Acting Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosures.

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely identification and review of material information required to be included in our Exchange Act reports, including this report on Form 10-K. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

There has not been any change in our internal control over financial reporting that was identified during the evaluation that occurred during the fourth fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

In 2002, we adopted a Corporate Governance Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all of our financial accounting and legal professionals who are directly or indirectly involved in the preparation, reporting and fair presentation of our financial statements and Exchange Act Reports. The Code of Ethics is posted on our website, located at http://www.davita.com. We also maintain a Corporate Code of Conduct that applies to all of our employees, which is posted on our website.

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

On June 28, 2007, we submitted to the New York Stock Exchange a certification signed by our Chief Executive Officer that he was not aware of any violation by us of the NYSE corporate governance listing standards.

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2008 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2008 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2008 annual stockholder meeting; however, this information shall not be deemed to be “filed”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 31, 2007, including the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, the 1999 Equity Compensation Plan, the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan, the Special Purpose Option Plan (RTC Plan), the 2002 Equity Compensation Plan, the Employee Stock Purchase Plan and the deferred stock unit agreements. The material terms of each of these plans and arrangements are described in Note 17 to the Consolidated Financial Statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan and the deferred stock unit agreements were not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	10,573,588	$45.81	12,101,429	22,675,017
Equity compensation plans not requiring shareholder approval	333,287	$19,68	305,274	638,561

Total	10,906,875	$45.02	12,406,703	23,313,578

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2008 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2008 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2008 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(14)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(17)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita, Inc., as amended dated May 30, 2007.(29)

3.5	Amended and Restated Bylaws for DaVita, Inc. dated as of March 2, 2007.(32)

4.1	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Registration Rights Agreement for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.4	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.5	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(16)

4.6	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(16)

4.7	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(27)

4.8	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(28)

4.9	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and the Bank of New York Trust Company, N.A., as Trustee.(28)

4.10	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(33)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Third Amendment to Mr. Thiry’s Employment Agreement, dated March 31, 2005.(15)*

10.5	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.6	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.8	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(11)*

10.9	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(12)*

10.10	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(31)*

10.11	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(19)*

10.12	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(18)*

10.13	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(18)*

10.14	Severance and General Release Agreement between DaVita Inc. and Lori Pelliccioni, entered into as of November 3, 2005.(18)*

10.15	Amended and restated Employment Agreement effective as of February 28, 2005, by and between DaVita Inc. and Denise Fletcher.(19)*

10.16	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(21)*

10.17	Employment Agreement, effective September 1, 2006, by and between DaVita Inc. and Mark G. Harrison.(22)*

10.18	Offer of Employment Letter to Mary Kowenhoven dated February 15, 2007.(28)*

10.19	Employment Agreement, entered into effective July 16, 2007, by and between DaVita Inc. and Patricia Jones.(30)*

10.20	Memorandum relating to Bonus Structure for Charles J. McAllister.(19)*

10.21	Memorandum relating to Bonus Structure for Thomas O. Usilton.(16)*

10.22	Memorandum relating to Bonus Structure for Joseph Schohl.(16)*

10.23	Amended Director Compensation Philosophy and Plan.(25)*

10.24	Form of Indemnity Agreement.(26)*

10.25	Form of Indemnity Agreement.(19)*

10.26	First Amended and Restated DaVita Inc. Executive Incentive Plan.(15)*

10.27	Post-Retirement Deferred Compensation Arrangement.(19)*

10.28	DaVita Voluntary Deferral Plan.(16)*

10.29	Deferred Bonus Plan.✓*

10.30	Deferred Bonus Plan (Prosperity Plan).✓*

10.31	Amended and Restated Employee Stock Purchase Plan.(34)*

10.32	DaVita Inc. Severance Plan.(35)*

10.33	September 18, 2001 DaVita Inc. Change in Control Bonus Program.(23)*

10.34	Second Amended and Restated 1994 Equity Compensation Plan.(9)*

10.35	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.36	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.37	First Amended and Restated Special Purpose Option Plan.(9)*

10.38	Amended and Restated 1999 Equity Compensation Plan.(10)*

10.39	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.40	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan.(15)*

10.41	Form of Non-Qualified Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.42	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.43	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.44	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan. (22)*

10.45	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(24)*

10.47	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(24)*

10.48	Form of Restricted Stock Units Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan).(24)*

10.49	Form of Stock Appreciation Rights Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan).(24)*

10.50	Amended and Restated 2002 Equity Compensation Plan.(25)*

10.51	Amended and Restated 2002 Equity Compensation Plan.(34)*

10.52	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(16)

10.53	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(33)

10.54	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(33)

10.55	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(16)

10.56	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(16)

10.57	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(16)**

10.58	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc, and Gambro AB.(23)**

10.59	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(28)

10.60	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(19)**

10.61	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc.(20)**

10.62	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.✓**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(13)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated February 27, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 27, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 27, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 27, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Filed on August 14, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(11)	Filed on August 5, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(12)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(13)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.
(16)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.
(17)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(18)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Filed on May 8, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(21)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(22)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(24)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.

(25)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(29)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(30)	Filed on November 7, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2007.
(31)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(32)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(33)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(34)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on November 7, 2007 as an exhibit to the Company’s Current Report on Form 8-K.

DAVITA INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and which includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2007, and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, DaVita Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, effective January 1, 2007. As discussed in Note 17 to the consolidated financial statements, DaVita Inc. and subsidiaries adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DaVita Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of DaVita Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited DaVita Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 27, 2008

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Net operating revenues	$5,264,151	$4,880,662	$2,973,918

Operating expenses and charges:
Patient care costs	3,590,344	3,390,351	2,035,243
General and administrative	491,236	453,516	272,463
Depreciation and amortization	193,470	173,295	116,836
Provision for uncollectible accounts	136,682	126,203	61,916
Minority interests and equity income, net	45,485	35,833	22,089
Valuation gain on alliance and product supply agreement	(55,275)	(37,968)	—

Total operating expenses and charges	4,401,942	4,141,230	2,508,547

Operating income	862,209	739,432	465,371

Debt expense	(257,147)	(276,706)	(139,586)
Swap valuation gain	—	—	4,548
Refinancing charges	—	—	(8,170)
Other income, net	22,460	13,033	8,934

Income from continuing operations before income taxes	627,522	475,759	331,097
Income tax expense	245,744	186,430	123,675

Income from continuing operations	381,778	289,329	207,422

Discontinued operations
Income from discontinued operations, net of tax	—	—	13,157
Gain on disposal of discontinued operations, net of tax	—	362	8,064

Net income	$381,778	$289,691	$228,643

Earnings per share:
Basic earnings per share from continuing operations	$3.61	$2.79	$2.06

Basic earnings per share	$3.61	$2.80	$2.27

Diluted earnings per share from continuing operations	$3.55	$2.73	$1.99

Diluted earnings per share	$3.55	$2.74	$2.20

Weighted average shares for earnings per share:
Basic	105,893,000	103,520,000	100,762,000

Diluted	107,418,000	105,793,000	104,068,000

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$447,046	$310,202
Short-term investments	40,278	4,734
Accounts receivable, less allowance of $195,953 and $171,757	927,949	932,385
Inventories	80,173	89,119
Other receivables	198,744	148,842
Other current assets	34,482	25,124
Deferred income taxes	247,578	199,090

Total current assets	1,976,250	1,709,496
Property and equipment, net	939,326	849,966
Amortizable intangibles, net	183,042	203,721
Investments in third-party dialysis businesses	19,446	1,813
Long-term investments	22,562	13,174
Other long-term assets	35,401	45,793
Goodwill	3,767,933	3,667,853

	$6,943,960	$6,491,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$225,461	$251,686
Other liabilities	486,151	473,219
Accrued compensation and benefits	334,961	341,766
Current portion of long-term debt	23,431	20,871
Income taxes payable	16,492	24,630

Total current liabilities	1,086,496	1,112,172
Long-term debt	3,683,887	3,730,380
Other long-term liabilities	83,448	50,076
Alliance and product supply agreement, net	41,307	105,263
Deferred income taxes	166,055	125,642
Minority interests (fair value of potential put obligations—$330,000 and $192,000)	150,517	122,359
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 and 195,000,000 shares authorized; 134,862,283 shares issued; 107,130,127 and 104,636,608 shares outstanding)	135	135
Additional paid-in capital	707,080	630,091
Retained earnings	1,515,290	1,129,621
Treasury stock, at cost (27,732,156 and 30,225,675 shares)	(487,744)	(526,920)
Accumulated other comprehensive (loss) income	(2,511)	12,997

Total shareholders’ equity	1,732,250	1,245,924

	$6,943,960	$6,491,816

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$381,778	$289,691	$228,643
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	193,470	173,295	119,719
Valuation gain on alliance and product supply agreement	(55,275)	(37,968)	—
Stock-based compensation expense	34,149	26,389	3,353
Tax benefits from stock award exercises	32,788	40,375	38,484
Excess tax benefits from stock award exercises	(25,541)	(37,251)	—
Deferred income taxes	18,601	2,342	(63,357)
Minority interests in income of consolidated subsidiaries	46,702	38,141	24,714
Distributions to minority interests	(48,029)	(32,271)	(16,246)
Equity investment income	(1,217)	(2,308)	(1,406)
(Gain)/loss on disposal of discontinued operations and other dispositions	(2,825)	239	(15,856)
Non-cash debt expense and non-cash rent charges	12,713	27,736	5,157
Refinancing charges	—	—	8,170
Swap valuation gain	—	—	(4,548)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivables	15,911	(74,737)	(62,021)
Inventories	11,271	(18,587)	11,980
Other receivables and other current assets	(61,049)	(34,044)	1,893
Other long-term assets	(14,528)	(9,791)	(2,039)
Accounts payable	(9,216)	40,712	28,869
Accrued compensation and benefits	9,691	101,555	21,664
Other current liabilities	657	88,841	72,615
Income taxes	(12,779)	(67,329)	90,958
Other long-term liabilities	5,764	4,541	(5,192)

Net cash provided by operating activities	533,036	519,571	485,554

Cash flows from investing activities:
Additions of property and equipment, net	(272,212)	(262,708)	(161,365)
Acquisitions and purchases of other ownership interests	(127,094)	(86,504)	(3,202,404)
Proceeds from discontinued operations and asset sales	12,289	22,179	298,849
Purchase of investments held-for-sale	(52,085)	(3,726)	—
Purchase of investments held-to-maturity	(23,061)	—	—
Proceeds from the sale of investments held-for-sale	32,274	3,030	—
Maturities of investments	4,795	—	—
Purchase of a noncontrolling ownership interest in an unconsolidated joint venture	(17,550)	—	—
Contributions from minority owners	18,463	21,263	20,308
Purchase of intangible assets	(2,291)	(5,597)	(751)

Net cash used in investing activities	(426,472)	(312,063)	(3,045,363)

Cash flows from financing activities:
Borrowings	13,113,640	6,354,784	6,832,557
Payments on long-term debt	(13,160,942)	(6,761,743)	(4,058,951)
Deferred financing costs	(4,511)	(2)	(77,884)
Excess tax benefits from stock award exercises	25,541	37,251	—
Stock award exercises and other share issuances, net	62,902	40,593	43,919
Purchase of treasury stock	(6,350)	—	—

Net cash provided by (used in) financing activities	30,280	(329,117)	2,739,641

Net increase (decrease) in cash and cash equivalents	136,844	(121,609)	179,832
Cash and cash equivalents at beginning of year	310,202	431,811	251,979

Cash and cash equivalents at end of year	$447,046	$310,202	$431,811

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive (loss)income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	134,862	$135	$542,714	$611,287	(36,295)	$(632,732)	$1,730	$523,134
Comprehensive income:
Net income				228,643				228,643
Unrealized gain on interest rate swaps, net of tax							16,821	16,821
Less reclassification of net swap realized gains into net income, net of tax							(3,745)	(3,745)

Total comprehensive income								241,719

Stock purchase shares issued			657		64	1,118		1,775
Stock unit shares issued			(492)		28	492		—
Stock option shares issued			(14,965)		3,276	57,109		42,144
Stock-based compensation expense			3,353					3,353
Excess tax benefits from stock awards exercised			38,484					38,484

Balance at December 31, 2005	134,862	$135	$569,751	$839,930	(32,927)	$(574,013)	$14,806	$850,609

Comprehensive income:
Net income				289,691				289,691
Unrealized gains on interest rate swaps, net of tax							7,862	7,862
Less reclassification of net swap realized gains into net income, net of tax							(9,671)	(9,671)

Total comprehensive income								287,882

Stock purchase shares issued			1,861		80	1,403		3,264
Stock unit shares issued			(1,860)		160	2,790		930
Stock option shares issued			(5,023)		2,461	42,900		37,877
Stock-based compensation expense			26,389					26,389
Excess tax benefits from stock awards exercised			38,973					38,973

Balance at December 31, 2006	134,862	$135	$630,091	$1,129,621	(30,226)	$(526,920)	$12,997	$1,245,924

Comprehensive income:
Net income				381,778				381,778
Unrealized losses on interest rate swaps, net of tax							(7,169)	(7,169)
Less reclassification of net swap realized gains into net income, net of tax							(8,858)	(8,858)
Unrealized gains on investments, net of tax							4,211	4,211
Less reclassification of net investment realized gains into net income, net of tax							(3,692)	(3,692)

Total comprehensive income								366,270

Cumulative effect of change in accounting principle SFAS Interpretation No (FIN) 48				3,891				3,891
Stock purchase shares issued			3,831		124	2,160		5,991
Stock unit shares issued			(1,848)		120	2,098		250
Stock options and SSARs exercised			13,429		2,361	41,268		54,697
Stock-based compensation expense			34,149					34,149
Excess tax benefits from stock awards exercised			27,428					27,428
Purchase of treasury stock					(111)	(6,350)		(6,350)

Balance at December 31, 2007	134,862	$135	$707,080	$1,515,290	(27,732)	$(487,744)	$(2,511)	$1,732,250

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. operates kidney dialysis centers and provides related renal care services primarily in dialysis centers and in contracted hospitals across the United States. As of December 31, 2007, the Company operated or provided administrative services to 1,359 outpatient dialysis centers located in 43 states and the District of Columbia, serving approximately 107,000 patients. The business includes dialysis and related services and other ancillary services and strategic initiatives which relate primarily to our core business of providing renal care services.

Basis of presentation

These consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. The financial statements include DaVita and its subsidiaries, partnerships and other entities in which it maintains a 100% or majority voting interest, an other controlling financial interest, or of which it is the primary beneficiary (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Non-consolidated equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. Prior year balances and amounts have been classified to conform to the current year presentation.

The operating results of DVA Renal Healthcare, Inc. are included in the Company’s consolidated financial statements from October 1, 2005. The operating results of the historical DaVita divested centers and its one related management services agreement are reflected as discontinued operations for 2005.

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

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, quarterly variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

Net operating revenues and accounts receivable

Revenues associated with Medicare and Medicaid programs are recognized based on: (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Revenues

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

associated with commercial health plans are estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted health plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, and regulatory compliance issues.

Operating revenues are recognized in the period services are provided. Revenues consist primarily of payments from Medicare, Medicaid and commercial health plans for dialysis and ancillary services provided to patients. A usual and customary fee schedule is maintained for our dialysis treatment and other patient services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.

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

Services covered by Medicare and Medicaid are less subject to estimating risk. Both Medicare and Medicaid rates use prospective payment methods established in advance with definitive terms. Medicare payments for bad debt claims are subject to individual center profitability, as established by cost reports, and require evidence of collection efforts. As a result, billing and collection of Medicare bad debt claims are often delayed significantly, and final payment is subject to audit.

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

The Company’s range of revenue estimating risk is generally expected to be within 1% of total revenue. Changes in revenue estimates for prior periods are separately disclosed, if material.

Management and administrative support services are provided to dialysis centers and physician practices that the Company does not own or in which the Company does not maintain a controlling ownership interest. The management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net operating revenues as earned, and represent less than 1% of total operating revenues.

Other income, net

Other income includes interest income on cash investments and other non-operating gains and losses.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Cash and cash equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of pharmaceuticals and dialysis-related supplies. Rebates are recorded when earned and are based on the achievement of certain factors such as process improvements, data submission and some combination of these factors.

Assets of discontinued operations

Assets to be disposed of that the Company has committed to sell, are available for immediate sale, or for which a sale is probable, will be classified as held for sale in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and are included in other current assets. Assets held for sale are not depreciated while they are classified as held for sale.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leasehold improvements, the shorter of their economic useful life or the expected lease term; and equipment and information systems, principally 3 to 8 years. Disposition gains and losses are included in current operating expenses.

Investments

In accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based upon the Company’s intentions and ability to hold certain assets until maturity, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. Based upon the Company’s other strategies involving investments, the Company classifies equity securities that have readily determinable fair values and certain other debt securities as available for sale and records them at fair value. Unrealized gains or losses from available for sale investments are recorded in other comprehensive income until realized.

Amortizable intangibles

Amortizable intangible assets and liabilities include non-competition and similar agreements, lease agreements, hospital acute services contracts, deferred debt issuance costs and the Alliance and Product Supply Agreement, each of which have determinate useful lives. Non-competition and similar agreements are amortized over the terms of the agreements, typically ten years, using the straight-line method. Lease agreements and hospital acute service contracts are amortized straight-line over the term of the lease and the contract period, respectively. Deferred debt issuance costs are amortized to debt expense over the term of the related debt using the effective interest method. The Alliance and Product Supply Agreement intangible liability is being amortized straight-line over the term of the agreement, which is ten years.

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

Impairment of long-lived assets

Long-lived assets, including property and equipment, investments in third party dialysis businesses, and amortizable intangible assets, are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in our business strategy and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Impairment charges are included in operating expenses. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals.

Income taxes

Federal and state income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions due to the application of Financial Accounting Standards Board, or FASB, Interpretation 48 (FIN 48), and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

Minority interests

Consolidated income is reduced by the proportionate amount of income attributable to minority interests in majority-owned joint ventures and other non-wholly-owned subsidiaries. Minority interests represent the equity interests of third-party owners in consolidated entities which are not wholly-owned. As of December 31, 2007, third parties held minority ownership interests in 106 consolidated entities.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Stock-based compensation

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123(R) Share-Based Payment, which requires the measurement and recognition of cost for all stock-based awards made to employees and directors, including stock options, stock appreciation rights, stock units and discounted employee stock purchases. Under this standard, the Company’s stock-based compensation awards are measured at their estimated fair value on the date of grant and recognized as compensation expense on the straight-line method over their individual requisite service periods. The Company implemented SFAS No. 123(R) using the modified prospective transition method.

Prior to 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, as permitted under SFAS No. 123 Accounting for Stock-Based Compensation. Under APB No. 25, stock option grants to employees and directors did not result in an expense if the exercise price was at least equal to the market price at the date of grant. However, under APB No. 25 the Company did recognize compensation expense for stock units, which were valued at the closing stock price on the date of grant and amortized over their respective vesting periods, and for modifications to stock awards as required under FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation.

Interest rate swap agreements

The Company has entered into interest rate swap agreements as a means of hedging its exposure to variable-based interest rate changes (LIBOR). These agreements are not held for trading or speculative purposes, and have the economic effect of converting portions of our variable rate debt to a fixed rate. At December 31, 2007, the Company had nine interest rate swap agreements with amortizing notional amounts totaling $968,000 and two forward interest rate swap agreements with notional amounts totaling $200,000. These agreements are designated as cash flow hedges, and as a result hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received under the hedge-effective swaps have been reflected as adjustments to interest expense. In 2005, certain portions of the swap agreements were ineffective as hedges as a result of changes in the Company’s debt structure, and as such the ineffective portions of $4,548 were included in net income, see Note 13 to the consolidated financial statements.

New accounting standards

On January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS 157-2 Effective Date of FASB Statement No. 157. This standard establishes a framework for measuring fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP FAS157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of this standard relating to assets and liabilities carried at fair value on a recurring basis is not expected to have a material impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This standard allows companies the alternative

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. The standard is also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R) Business Combinations, which replaces SFAS No. 141 Business Combinations. This standard requires all business combinations to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interest in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6 Elements of Financial Statements. Transaction costs are excluded from the acquisition accounting and will be expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and will be classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. This standard is effective for periods beginning on or after December 15, 2008. The Company is currently in the process of assessing the expected impact of this standard on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity and not as a liability, or as an item outside of equity. This will eliminate diversity that currently exists in accounting for transactions between an entity and its noncontrolling interests. This standard also specifies that consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This standard is effective for periods beginning on or after December 15, 2008. The Company is currently in the process of assessing the expected impact of this standard on its consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

2.    Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of stock options, stock-settled stock appreciation rights and unvested stock units under the treasury stock method.

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands, except per share)
Basic:
Income from continuing operations	$381,778	$289,329	$207,422
Income from discontinued operations, net of tax	—	—	13,157
Gain on disposal of discontinued operations, net of tax	—	362	8,064

Net income	$381,778	$289,691	$228,643

Weighted average shares outstanding during the year	105,848	103,471	100,713
Vested stock units	45	49	49

Weighted average shares for basic earnings per share calculation	105,893	103,520	100,762

Basic earnings per share from continuing operations, net of tax	$3.61	$2.79	$2.06
Income from discontinued operations, net of tax	—	—	0.13
Gain on disposal of discontinued operations, net of tax	—	0.01	0.08

Basic net income per share	$3.61	$2.80	$2.27

Diluted:
Income from continuing operations	$381,778	$289,329	$207,422
Income from discontinued operations, net of tax	—	—	13,157
Gain on disposal of discontinued operations, net of tax	—	362	8,064

Net income	$381,778	$289,691	$228,643

Weighted average shares outstanding during the year	105,848	103,471	100,713
Vested stock units	45	49	49
Assumed incremental shares from stock plans	1,525	2,273	3,306

Weighted average shares for diluted earnings per share calculation	107,418	105,793	104,068

Diluted earnings per share from continuing operations, net of tax	$3.55	$2.73	$1.99
Income from discontinued operations, net of tax	—	—	0.13
Gain on disposal of discontinued operations, net of tax	—	0.01	0.08

Diluted net income per share	$3.55	$2.74	$2.20

Stock plan award shares for stock options and stock appreciation rights that have exercise or base prices greater than the average market price of shares outstanding during the year were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded stock plan shares were as follows: 260,000 shares at $56.63 to $64.21 per share in 2007, 932,600 shares at $54.86 to $60.21 per share in 2006, and 2,419,750 shares at $45.60 to $52.81 per share in 2005.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

3.    Accounts receivable

Less than 10% of the accounts receivable balances as of December 31, 2007 and 2006 were more than six months old, and there were no significant balances over one year old. Approximately 1% of our accounts receivable as of December 31, 2007 and 2006 relate to collections from patients. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

4.    Other receivables

Other receivables were comprised of the following:

	December 31,
	2007	2006
Supplier rebates and other non-trade receivables	$151,939	$119,889
Medicare bad debt claims	31,400	15,990
Transition services receivable associated with divested centers	—	2,406
Operating advances under management services agreements	15,405	10,557

	$198,744	$148,842

Operating advances under management services agreements are generally unsecured.

5.    Other current assets

Other current assets consist principally of prepaid expenses and operating deposits.

6.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2007	2006
Land	$11,827	$13,593
Buildings	32,448	39,438
Leasehold improvements	731,426	620,483
Equipment and information systems	814,512	686,426
New center and capital asset projects in progress	33,027	48,747

	1,623,240	1,408,687
Less accumulated depreciation and amortization	(683,914)	(558,721)

	$939,326	$849,966

Depreciation and amortization expense on property and equipment was $178,990, $160,717 and $105,254 for 2007, 2006 and 2005, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $3,878, $4,708 and $1,912 for 2007, 2006 and 2005, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

7.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2007	2006
Noncompetition and other agreements	$276,182	$261,836
Lease agreements	8,738	8,738
Deferred debt issuance costs	72,618	73,826

	357,538	344,400
Less accumulated amortization	(174,496)	(140,679)

Total amortizable intangible assets	$183,042	$203,721

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2007	2006
Alliance and product supply agreement commitment (See Note 19)	$68,200	$120,300
Less accumulated amortization	(26,893)	(15,037)

	$41,307	$105,263

Net amortization expense from noncompetition and other agreements and the amortizable intangible liabilities was $14,480, $12,578 and $11,582 for 2007, 2006 and 2005, respectively. Lease agreements are amortized to rent expense, which was $2,240 in 2007, $3,309 in 2006, and $690 in 2005, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 13 to the consolidated financial statements.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2007 were as follows:

	Noncompetition and other agreements	Deferred debt issuance costs	Alliance and Product Supply Agreement liability
2008	$22,808	$9,772	$(5,330)
2009	19,428	9,646	(5,330)
2010	18,340	9,374	(5,330)
2011	17,488	8,914	(5,330)
2012	16,138	6,418	(5,330)
Thereafter	39,206	5,510	(14,657)

8.    Investments in third-party businesses

Investments in non-consolidated dialysis businesses and related advances were $19,446 and $1,813 at December 31, 2007 and 2006. During 2007, 2006 and 2005, the Company recognized income of $1,217, $2,308 and $1,406, respectively, relating to investments in non-consolidated businesses under the equity method. These amounts are included as a reduction to minority interest expense in the consolidated statements of income.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

On December 31, 2007, the Company acquired a 50% noncontrolling ownership interest in a joint venture that operates six dialysis centers for $17,550. During 2006, the Company acquired a majority voting interest in one business that was previously minority-controlled and sold its interest in one minority-controlled business. The Company did not recognize a gain or loss on the sale as the investment was carried at fair value as a result of the DVA Renal Healthcare acquisition.

9.    Investments

In accordance with SFAS No. 115 and based on the Company’s intentions and strategy involving investments, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and other debt securities classified as available for sale are recorded at fair value.

The Company’s investments consist of the following:

	December 31, 2007			December 31, 2006
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and U.S. treasury notes due within one year	$19,804	$—	$19,804	$1,500	$—	$1,500
Investments in mutual funds	—	43,036	43,036	—	16,408	16,408

	$19,804	$43,036	$62,840	$1,500	$16,408	$17,908

Short-term investments	$19,804	$20,474	$40,278	$1,500	$3,234	$4,734
Long-term investments	—	22,562	22,562	—	13,174	13,174

	$19,804	$43,036	$62,840	$1,500	$16,408	$17,908

The cost of the certificates of deposit and U.S. treasury notes at December 31, 2007 and 2006, as well as the investments in mutual funds at December 31, 2006, approximates fair value. As of December 31, 2007, the available for sale investments included $850 of gross pre-tax unrealized gains. During 2007, the Company recorded gross pre-tax unrealized gains of $6,892 in other comprehensive income associated with changes in the fair value of these investments as well as the NxStage common stock, as discussed below. During 2007, the Company sold investments in mutual funds for net proceeds of $6,406, and recognized a pre-tax gain of $104, or $64 after tax, that was previously recorded in other comprehensive income. This pre-tax gain is included in other income. The Company also received $4,795 from maturities of certificates of deposits and treasury notes, during 2007.

On February 7, 2007, the Company entered into a National Provider Agreement with NxStage, Inc. The agreement provides the Company with the ability to purchase NxStage home-based hemodialysis products at a potential discount depending upon the achievement of certain volume targets. The agreement has an initial term of three years, terminating on December 31, 2009, and may be extended in six-month increments up to two additional years if certain volume targets are met. As a part of the agreement, the Company purchased outright all of its NxStage System One equipment then in use for $5,100, and will purchase a majority of its future home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, the Company purchased two million shares of NxStage common stock in a private placement offering for $20,000, representing an ownership position of approximately 7% in NxStage. The Company subsequently sold these shares in the second and third quarters of 2007 for net proceeds of $25,868 and recognized a pre-tax gain of $5,938, or $3,628 after tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

10.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2007	2006
Balance at January 1	$3,667,853	$3,594,383
Acquisitions	105,609	79,948
DVA Renal Healthcare income tax adjustments and other adjustments	(4,951)	(5,811)
Divestitures and other adjustments	(578)	(667)

Balance at December 31	$3,767,933	$3,667,853

11.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2007	2006
Payor refunds and retractions	$333,089	$322,155
Insurance and self-insurance accruals	66,222	74,607
Accrued interest	48,506	48,781
Accrued non-income tax liabilities	12,386	11,610
Other	25,948	16,066

	$486,151	$473,219

12.    Income taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48 (FIN 48) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met.

As a result of implementing FIN 48, the Company recognized an increase of $22,860 to the beginning balance of its current and long-term deferred tax assets, offset by increases in its current taxes payable and other long-term liabilities of $18,969. This recognized net tax benefit of $3,891 was recorded as an increase to the

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

beginning balance of retained earnings on January 1, 2007. The Company also recorded a decrease of $4,951 to the beginning balance of current taxes payable and long-term deferred tax liabilities, and a corresponding decrease to goodwill as a result of recognizing tax benefits associated with our acquisition of DVA Renal Healthcare.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

Year ended December 31, 2007

Balance January 1, 2007	$27,925
Additions for tax positions related to 2007.	1,798
Additions for tax positions related to prior years.	416
Reductions for tax positions related to prior years	(3,200)
Settlements	(1,195)

Balance December 31, 2007	$25,744

As of December 31, 2007, it is reasonably possible that $17,493 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to the filing of a tax accounting method change request for recently acquired entities. This change will have no impact on the Company’s effective tax rate. As of December 31, 2007, unrecognized tax benefits totaling $7,522 would affect the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2007, the Company had approximately $2,600 accrued for interest and penalties related to unrecognized tax benefits.

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) completed an examination of the Company’s U.S. federal income tax returns for 2003 and 2004 during the second quarter of 2007. The examination did not result in any material impact to the Company’s consolidated financial statements.

Income tax expense consisted of the following:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$196,697	$159,054	$178,569
State	30,446	24,009	33,564
Deferred:
Federal	14,945	(12)	(60,866)
State	3,656	2,354	(10,502)

	$245,744	$185,405	$140,765

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The allocations of income tax expense were as follows:

	Year ended December 31,
	2007	2006	2005
Continuing operations	$245,744	$186,430	$123,675
Discontinued operations	—	—	8,377
Gain on discontinued operations	—	(1,025)	8,713

	$245,744	$185,405	$140,765

Deferred tax assets and liabilities arising from temporary differences were as follows:

	December 31,
	2007	2006
Receivables, primarily allowance for doubtful accounts	$61,184	$47,054
Alliance and product supply agreement	16,069	40,947
Accrued liabilities	191,140	154,169
Other	43,218	27,638

Deferred tax assets	311,611	269,808
Valuation allowance	(9,353)	(10,656)

Net deferred tax assets	302,258	259,152

Intangible assets	(206,236)	(155,762)
Property and equipment	(12,825)	(18,953)
Other	(1,674)	(10,989)

Deferred tax liabilities	(220,735)	(185,704)

Net deferred tax assets	$81,523	$73,448

At December 31, 2007, the Company had state net operating loss carryforwards of approximately $147,890 that expire through 2027, and federal net operating loss carryforwards of $16,579 that expire through 2027. The utilization of these losses may be limited in future years based on the profitability of certain separate-return entities. The valuation allowance decrease of $1,303 related to changes in the estimated tax benefit of capital losses and federal and state operating losses of separate-return entities, of which an increase of $1,157 is included as a component of tax expense and a $2,460 decrease is an adjustment to income taxes payable in connection with the adoption of FIN 48. A total of approximately $2,700 of valuation allowance will reduce goodwill when the related tax benefits are first recognized.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The reconciliation between our effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.9	3.4
Changes in deferred tax valuation allowances	0.2	(0.1)	(0.7)
Other	0.5	0.4	(0.3)

Effective tax rate	39.2%	39.2%	37.4%

13.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2007	2006
Senior Secured Credit Facilities:
Term loan A	$229,250	$279,250
Term loan B	1,705,875	2,105,875
Senior and senior subordinated notes	1,750,000	1,350,000
Acquisition obligations and other notes payable	11,047	9,197
Capital lease obligations	6,667	6,929

Total principal debt outstanding	3,702,839	3,751,251
Premium on the 6- 5/8% senior notes	4,479	—

	3,707,318	3,751,251
Less current portion	(23,431)	(20,871)

	$3,683,887	$3,730,380

Scheduled maturities of long-term debt at December 31, 2007 were as follows:

2008	$23,431
2009	63,916
2010	89,034
2011	66,570
2012	1,706,541
Thereafter	1,753,347

Senior Secured Credit Facility

The Senior Secured Credit Facilities are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The Senior Secured Credit Facilities also contain customary affirmative and negative covenants and require compliance with financial covenants, including an interest rate coverage ratio, and a leverage ratio that determines the interest rate margins on term loan A and the revolving line of credit. The Senior Secured Credit Facilities in general also contain limits on the general amount of capital expenditures for internal growth,

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

acquisitions and capital improvements (see discussion below) as well as limits on the amount of tangible net assets for non-guarantor subsidiaries.

Term Loans

Term loan A and term loan B total outstanding borrowings each consist of various individual tranche amounts that can range in maturity from one month to twelve months. Each specific tranche bears interest at a LIBOR rate determined by the maturity of that specific tranche and the interest rates are reset as each specific tranche matures. The overall weighted average interest rate for each term loan is determined based upon the LIBOR interest rates in effect for each individual tranche plus the interest rate margin.

During 2007 and 2006, the Company made principal payments totaling $50,000 and $62,000 on term loan A, respectively, and $400,000 and $338,000 on term loan B, respectively. The principal payments made on term loan A and term loan B in 2007 were prepayments. The term loan B prepayment was made from the proceeds of issuing the senior notes as discussed below. In 2006, $35,000 were mandatory principal payments as required for term loan A and $24,500 were mandatory principal payments as required for term loan B. The balance of the principal payments in 2006 were prepayments. As a result of the principal prepayment made in 2007 and 2006, the Company wrote off a total of $4,371 and $3,270, respectively, of deferred financing costs, which is included in debt expense.

Term Loan A

On February 27, 2007, the Company’s interest rate margin on its term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities.

Term loan A currently bears interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 6.35% at December 31, 2007. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. Term loan A matures in October 2011 and requires annual principal payments of $14,875 in 2008, $61,250 in 2009, $87,500 in 2010 and $65,625 in 2011, respectively.

Term Loan B

On February 23, 2007, the Company amended and restated its existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on term loan B by 0.50%, and to amend certain financial covenants. The amended term loan B bears interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 5.80%, including the impact of the Company’s swap agreements, except for the forward interest rate swap agreements, as of December 31, 2007. Other terms that were changed included the amount by which the Company can elect to increase the revolving and term loan commitments from $500,000 to $750,000 and certain limitations on purchases, redemptions or acquisitions of capital stock, the payment of dividends and distributions in cash. Further, limitations on capital expenditures for internal growth will not apply during the periods in which the Company’s leverage ratio is less than 3.5:1. The Company’s leverage ratio as of December 31, 2007 was less than 3.5:1. The Company incurred financing costs of $1,781 which were deferred and also expensed $248 of other costs in connection with this transaction, which are included in debt expense. Term loan B matures in October 2012 and requires principal payments of $1,705,875 in year 2012.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Revolving Lines of Credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $250,000, of which approximately $41,000 was committed for outstanding letters of credit. The Company also has other undrawn revolving lines of credit totaling $7,200 associated with several of its joint ventures.

Senior and Senior Subordinated Notes

On February 23, 2007, the Company issued $400,000 of 6 5/8% senior notes due 2013 in a private offering, realizing $405,080 in proceeds, which included a $5,080 premium, and incurred $2,719 in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500,000 aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. The effective interest rate for the $400,000 of 6 5/8 % senior notes is 6.45%. The senior notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments which began March 15, 2007. The senior notes may be redeemed by the Company in whole or part at any time on or after March 15, 2009, at certain specified prices. The Company used $400,000 of these proceeds to pay down its term loan B as discussed above.

The Company’s senior and senior subordinated notes, as of December 31, 2007, consisted of $900,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments in March and September. The Company may redeem some or all of the senior notes at any time as described above and some or all of the senior subordinated notes at any time on or after March 15, 2010.

Interest rate swaps

As of December 31, 2007, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $968,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, the Company maintains two forward interest rate swap agreements with notional amounts totaling $200,000. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on the Company’s term loan B outstanding debt. These forward interest rate swaps take effect on September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During 2007, 2006, and 2005 the Company accrued net cash benefits (obligations) of approximately $14,497, $15,791, and $(285), respectively, from these swaps, which are included in debt expense. During 2005, the Company also incurred additional net cash obligations of $1,461 from these swaps, which is included in swap valuation gains. The Company estimates that approximately $500 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2007, will be reclassified into income in 2008. As of December 31, 2007 and 2006, the total fair value of these swaps was a net liability of $511 and an asset of $29,544, respectively. The 2007 amount was primarily included in other long-term liabilities and the 2006 amount was primarily included in other long-term assets. Also during 2007, the Company recorded $16,027, net of tax, as reductions to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of December 31, 2007, the Company had approximately 50% of its variable rate debt and approximately 74% of its total debt economically fixed.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

As a result of the swap agreements, the Company’s overall Senior Secured Credit Facilities effective weighted average interest rate was 5.90%, based upon the current margins in effect of 1.50%, as of December 31, 2007.

At December 31, 2007, the Company’s overall average effective interest rate was 6.37%.

Debt expense

Debt expense consisted of interest expense of $242,720, $262,967 and $134,429, amortization of deferred financing costs of $9,808, $10,469 and $5,157 for 2007, 2006 and 2005, respectively, and in 2007 and 2006, included the write-off of $4,371 and $3,270, respectively, of deferred financing costs. Debt expense in 2007 also included $248 of other costs associated with the amendment and reinstatement of the Senior Secured Credit Facilities. These interest expense amounts are net of capitalized interest.

2005 Transactions

In conjunction with the repayment and extinguishment of the Company’s prior Senior Secured Credit Facilities during 2005, the Company wrote off deferred financing costs of $8,170 and reclassified into net income $8,100 of swap valuation gains that were previously recorded in other comprehensive income. These gains represented the accumulated fair value of several interest rate swap instruments that became ineffective as cash flow hedges as a result of the repayment of the prior Senior Secured Credit Facilities. In addition, the Company recorded a net loss of $2,100 related to changes in fair values of these swaps that were not effective as interest rate hedges until they were redesignated in the second quarter of 2005.

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

14.    Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to ten years, which contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. The Company also leases certain equipment under capital leases.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2008	$170,192	$1,579
2009	151,344	1,162
2010	136,480	962
2011	121,913	966
2012	101,035	987
Thereafter	336,131	4,452

	$1,017,095	10,108

Less portion representing interest		(3,441)

Total capital lease obligations, including current portion		$6,667

Rent expense under all operating leases for 2007, 2006, and 2005 was $200,626, $187,139 and $109,511, respectively. Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation causes. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $7,191, $5,765 and $6,094 at December 31, 2007, 2006 and 2005, respectively. Capital lease obligations are included in long-term debt. See Note 13 to the consolidated financial statements.

15.    Employee benefit plans

The Company has a savings plan for substantially all employees which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan provides for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company does not provide any matching contributions.

During 2000, the Company established the DaVita Inc. Profit Sharing Plan. Contributions to this defined contribution benefit plan are made at the discretion of the Company as determined and approved by the Board of Directors. All contributions are deposited into an irrevocable trust. The profit sharing award for each eligible participant is based upon the achievement of employee-specific and/or corporate financial and operating goals. During 2004 the Company elected to discontinue funding the profit sharing plan and to distribute similar awards directly to the recipients, or at their discretion to their 401(k) accounts. In December 2007, the DaVita Profit Sharing Plan was merged into the Company’s 401(k) Plan.

On October 5, 2005, the Company’s Board of Directors approved the adoption of the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and, as originally adopted, up to 15% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2007 and 2006 were $1,601, and $1,296, respectively. Effective January 1, 2006, the elective deferral percentage for base salary was increased to up to 50% of a participant’s base salary. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a “rabbi trust” and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. The plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination of each individual participant.

The Company maintains a non-qualified deferred compensation plan for key employees. Company contributions are discretionary and are deposited into a rabbi trust. Participants in the plan are subject to a vesting period and typically receive annual distributions from the plan commencing one year after grant date, although in certain situations distributions are paid upon termination or retirement. Participants also have the option to direct their balances into certain investment funds and are credited with their proportional amount of earnings from the investments. The assets of this plan as held in the rabbi trust and are subject to the claims of the Company’s general creditors in the event of its bankruptcy. During 2007 and 2006, the Company contributed $15,710 and $2,430 into the plan.

The Company also maintains a non-qualified deferred compensation plan for certain employees. Company contributions to the plan are discretionary and are deposited into a rabbi trust that is not subject to general creditors claims in the event of bankruptcy by the Company. Participants in the plan are subject to a vesting period and will receive their proportionate amount of the Company’s contribution plus earnings in December of 2008. Participants are credited with their proportional amount of earnings from the investments within the plan. During 2007, the Company contributed $14,774 into this plan.

The fair value of the assets held in trust as of December 31, 2007, and 2006 totaled $43,036 and $16,408, respectively. The assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance will be recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s stock and the outstanding shares of its common stock on December 31, 2007, these cash bonuses would total approximately $234,000 if a control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2007, and would only be accrued upon a change of control. These compensation programs may affect the price an acquirer would be willing to pay.

16.    Contingencies

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

United States Attorney inquiries

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to Epogen®, or EPO, claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

On March 4, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, the Company received a request for documents related to durable medical equipment (DME) and supply companies owned and operated by the Company. The Company is producing documents and providing information to the government. The Company is also cooperating, and intends to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

On October 25, 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the Company’s operations, including DaVita Laboratory Services. Gambro Healthcare received a similar subpoena in November 2004. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group. To the Company’s knowledge,

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare) related to historical Gambro Healthcare billing practices and other matters covered by their settlement agreement with the Department of Justice. At least one commercial payor has filed an arbitration demand against the Company, as described below, and additional commercial payors have threatened litigation. The Company intends to defend against these claims vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of the Company’s established reserves, with respect to one or more of these claims could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

In December 2007, the Company entered into a Settlement Agreement with the State of New York to resolve certain billing issues that had been the subject of inquiry by the New York Attorney General’s Medicaid Fraud Control Unit, or MFCU. The Company had received several informal inquiries from representatives of MFCU regarding billing practices for facilities managed by the Company in New York. The Settlement Agreement covers numerous dialysis facilities in New York for which the Company, through its subsidiaries, provides administrative services. The Company paid $1,457 in settlement, which included the amount of the overpayments by the New York Medicaid program plus interest; no fines or penalties were assessed.

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. On February 8, 2008, the Attorney General’s Office informed the Company that the criminal investigation has been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada, including the Company, and that such audits will relate to the issues that were the subjects of the criminal investigation. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs. To the Company’s knowledge, no proceedings have been initiated against the Company at this time.

On August 28, 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against the Company. The complaint also names as defendants Amgen, Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against the Company, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against the Company are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

On August 8, 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In June 2004, Gambro Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare (formerly Gambro Healthcare) failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. The Company intends to vigorously defend against this claim. The Company also intends to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, the Company does not expect that an unfavorable result, if any, would have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

In addition to the foregoing, the Company is subject to claims and suits, including from time to time, contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. The Company believes that the ultimate resolution of any such pending proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on its financial condition, results of operations or cash flows.

17.  Shareholders’ equity and stock-based compensation

Authorized capital stock of the Company

On May 29, 2007, DaVita’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 195,000,000 to 450,000,000 shares.

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

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of each stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted in 2006 and 2007. The Company previously recognized the effect of stock unit forfeitures as they occurred, and the effect of transitioning to recognition of expense based on expected forfeitures was insignificant. Shares issued upon exercise of stock awards are generally issued from shares in treasury.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 Accounting for Stock Issued to Employees, as allowed under SFAS No. 123 Accounting for Stock-based Compensation. Under APB No. 25, stock option grants to employees did not result in an expense if the exercise price was at least equal to the market price at the date of grant. However, under APB No. 25 the Company did recognize compensation expense for stock units, which were valued at the closing stock price on the date of grant and amortized over their respective vesting periods, and for modifications to stock awards as required under FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation.

Stock-based compensation plans and agreements

On May 29, 2007, the Company’s stockholders approved an amendment and restatement of the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under that plan by 800,001 shares, and approved an amendment and restatement of the Company’s 2002 Equity Compensation Plan to increase the number of shares of common stock available for issuance under that plan by 6,000,000 shares and, among other things, to remove certain available share recycling features, to change the limit on the maximum number of shares of common stock that may be subject to awards granted to any single recipient in any consecutive twenty-four month period so that such limit applies only to awards of stock options and stock appreciation rights, and to provide additional exceptions from the three year minimum vesting period generally applicable to grants of restricted stock units and other full share awards.

The Company’s stock-based compensation plans and agreements are described below.

2002 Plan.    The DaVita Inc. 2002 Equity Compensation Plan as amended on May 29, 2007 (the 2002 Plan) provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2002 Plan mandates a maximum award term of five years, and stipulates that stock options and stock appreciation rights be granted with prices not less than the fair market value on the date of grant. The 2002 Plan further requires that full share awards such as restricted stock units reduce shares available under the 2002 Plan at a rate of 3.0:1. The Company’s nonqualified stock options, stock appreciation rights and stock units awarded under the 2002 Plan generally vest over 48 to 60 months from the date of grant. At December 31, 2007, there were 9,703,821 stock options and stock-settled stock appreciation rights and 204,345 stock units outstanding and 10,945,124 shares available for future grants under the 2002 Plan.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

1999 Plan.    The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan (the 1999 Plan) provides for grants of stock options to employees and other individuals providing services, other than executive officers and members of the Board of Directors. The Company awards nonqualified stock options under the 1999 Plan which are generally issued with exercise prices equal to the market price of the stock on the date of grant, vest over 48 to 52 months from the date of grant and bear maximum award terms of five years. At December 31, 2007, there were 269,651 stock options outstanding and 305,274 shares available for future grants under the 1999 Plan.

Predecessor plans.    Upon shareholder approval of the 2002 Plan on April 11, 2002, the following predecessor plans were terminated, except with respect to options then outstanding: the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, and the 1999 Equity Compensation Plan. Shares available for future grants under these predecessor plans were transferred to the 2002 Plan upon its approval, and cancelled predecessor plan awards become available for new awards under the 2002 Plan. Stock options granted under these terminated plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. The RTC Plan, a special purpose option plan related to the merger between the Company and Renal Treatment Centers, Inc. in 1998, was terminated in 1999. At December 31, 2007, there were 567,069 stock options outstanding under these terminated plans.

Deferred stock unit agreements.    During 2001 through 2003, the Company made nonqualified stock unit awards to members of the Board of Directors and certain key executive officers under stand-alone contractual deferred stock unit agreements. These awards vest over one to four years and are settled in stock when they vest or at a later date at the election of the recipient. At December 31, 2007, 63,636 stock units remained outstanding under these agreements.

A combined summary of the status of awards under these stock-based compensation plans and agreements, including base shares for stock appreciation rights and shares subject to stock option and stock unit awards, is as follows:

	Year ended December 31, 2007
	Stock options and stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	9,779,805	$38.06		437,735
Granted	3,918,328	$53.22		38,643
Exercised	(2,448,579)	$24.49		(120,175)
Forfeited	(709,013)	$48.72		(88,222)

Outstanding at end of period	10,540,541	$46.13	3.3	267,981	2.4

Awards exercisable at end of period	3,075,862	$36.52	2.5	44,881	1.3

Weighted-average fair value of awards granted during 2007	$13.89			$54.69

Weighted-average fair value of awards granted during 2006	$13.38			$51.72

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	267,981	$—	44,881	$—
$ 0.01–$10.00	556,519	4.31	556,519	4.31
$10.01–$20.00	142,114	14.55	142,114	14.55
$20.01–$30.00	422,470	27.97	260,785	27.81
$30.01–$40.00	576,367	31.24	140,218	32.27
$40.01–$50.00	3,746,418	47.93	1,484,495	47.06
$50.01–$60.00	5,048,153	53.37	486,065	53.28
$60.01–$70.00	48,500	61.24	5,666	60.21

Total	10,808,522	$44.99	3,120,743	$36.00

For the years ended December 31, 2007, 2006, and 2005, the aggregate intrinsic value of stock awards exercised was $86,283, $109,562 and $104,000, respectively. At December 31, 2007, the aggregate intrinsic value of stock awards outstanding was $123,390 and the aggregate intrinsic value exercisable was $63,603.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in the periods indicated is as follows:

	Year ended December 31,
	2007	2006	2005
			pro-forma
Expected term	3.7 years	3.5 years	3.2 years
Expected volatility	25%	25%	27%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.4%	5.0%	4.1%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan as amended on May 29, 2007 entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $4,711, $5,991, and $3,264 at December 31, 2007, 2006 and 2005, respectively. Subsequent to December 31, 2007, 2006 and 2005, 98,353, 123,920 and 80,442 shares, respectively, were issued to satisfy obligations under the plan. At December 31, 2007, there were 1,156,305 shares available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2007, 2006 and 2005, respectively: expected volatility of 23%, 23% and 27%; risk-free interest rate of 4.9%, 4.9% and 3.2%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $13.96, $12.35 and $10.64 for 2007, 2006 and 2005, respectively.

Stock-based compensation expense and proceeds

For the years ended December 31, 2007 and 2006, the Company recognized $34,149 and $26,389, respectively, in stock-based compensation expense for stock options, stock appreciation rights, stock units and employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefits recorded for this stock-based compensation in 2007 and 2006 were $12,820 and $9,678, respectively. As of December 31, 2007, there was $78,605 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.6 years.

During the years ended December 31, 2007, 2006 and 2005, the Company received $54,697, $37,877 and $42,144 in cash proceeds from stock option exercises and $32,788, $40,375 and $38,484 in total actual tax benefits upon the exercise of stock awards, respectively.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Pro forma 2005 results under SFAS No. 123

The weighted average grant-date fair value of stock awards granted in 2005 was $12.94. If the Company had adopted the fair value-based compensation expense provisions of SFAS No. 123 upon the issuance of that standard, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below (shares in 000’s):

Year ended December 31, 2005
Net income:
As reported	$228,643
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,112
Deduct: Total stock-based employee compensation expense under the fair value-based method, net of tax	(12,180)

Pro forma net income	$218,575

Pro forma basic earnings per share:
Pro forma net income for basic earnings per share calculation	$218,575

Weighted average shares outstanding	100,713
Vested stock units	49

Weighted average shares for basic earnings per share calculation	100,762

Basic net income per share—Pro forma	$2.17

Basic net income per share—As reported	$2.27

Pro forma diluted earnings per share:
Pro forma net income for diluted earnings per share calculation	$218,575

Weighted average shares outstanding	100,713
Vested stock units	49
Assumed incremental shares from stock plans	3,167

Weighted average shares for diluted earnings per share calculation	103,929

Diluted net income per share—Pro forma	$2.10

Diluted net income per share—As reported	$2.20

Other equity transactions

During 2007, the Company repurchased 111,300 shares of its common stock for $6,350. As of December 31, 2007, the total outstanding Board authorizations for share repurchases were approximately $243,000.

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

The Company is also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, would prohibit the Company from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. These restrictions may discourage, delay or prevent a change in the control of the Company.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

18.    Other comprehensive income

Charges and credits to other comprehensive income have been as follows:

	2005
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized gains on interest rate swaps	$27,530	$(10,709)	$16,821
Less reclassification of net swap realized gains into net income	(6,129)	2,384	(3,745)

Net swap activity	$21,401	$(8,325)	$13,076

	2006
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized gains on interest rate swaps	$12,869	$(5,007)	$7,862
Less reclassification of net swap realized gains into net income	(15,828)	6,157	(9,671)

Net swap activity	$(2,959)	$1,150	$(1,809)

	2007
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(11,733)	$4,564	$(7,169)
Less reclassification of net swap realized gains into net income	(14,498)	5,640	(8,858)

Net swap activity	(26,231)	10,204	(16,027)

Unrealized gains on investments	6,892	(2,681)	4,211
Less reclassification of net investment realized gains into net income	(6,042)	2,350	(3,692)

Net investment activity	850	(331)	519

Total	$(25,381)	$9,873	$(15,508)

Changes in accumulated other comprehensive income have been as follows:

	Interest rate swaps	Investment securities	Accumulated other comprehen- sive income
Balance December 31, 2005	$14,806	—	$14,806
Net activity	(1,809)	—	(1,809)

Balance December 31, 2006	12,997	—	12,997
Net activity	(16,027)	519	(15,508)

Balance December 31, 2007	$(3,030)	$519	$(2,511)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

19.    Acquisitions and divestitures

Acquisitions

The total acquisition amounts were as follows:

	Year ended December 31
	2007	2006	2005
Cash paid, net of cash acquired	$127,094	$85,658	$3,202,404
Deferred purchase price and other acquisition obligations	1,195	585	9,331

Aggregate purchase cost	$128,289	$86,243	$3,211,735

Cash adjustments for previous acquisitions including DVA Renal Healthcare	$—	$846	$—

Number of chronic dialysis centers acquired (before divestitures)	16	26	609

Routine Acquisitions

During 2007, 2006, and 2005, the Company acquired dialysis businesses, other than DVA Renal Healthcare, consisting of 16 centers, 26 centers and 54 centers for a total of $57,783, $86,243 and $168,240, respectively, in cash and deferred purchase price obligations. In 2007 the Company also purchased 85% of HomeChoice Partners (HCP) pursuant to a stock purchase agreement for $70,506 in cash and deferred purchase price obligations, subject to further contingent price adjustments. HCP provides infusion therapy services to patients with acute or chronic conditions that can be treated at home or at an ambulatory infusion site. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

The initial purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received, but in no case in excess of one year from the acquisition date. Certain specific assets and liabilities including certain identified intangibles, relating to the acquisition of HCP remain outstanding that require the Company to obtain additional information in order to properly assess and finalize the potential impact, if any, to the consolidated financial statements. The Company does not expect the impact of such additional adjustments to be material. Any additional valuation adjustments that would need to be recorded will be offset with a corresponding adjustment to goodwill. Adjustments to purchase accounting for prior acquisitions and payments for acquisitions in process have been included in the periods recognized.

The aggregate purchase cost allocations for routine dialysis and other related businesses were as follows:

	Year ended December 31,
	2007	2006	2005
Tangible assets, principally leasehold improvements and equipment	$20,085	$7,623	$17,381
Amortizable intangible assets	12,271	8,584	15,631
Goodwill	105,609	79,948	139,485
Liabilities assumed	(9,676)	(9,912)	(4,257)

Aggregate purchase cost	$128,289	$86,243	$168,240

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Amortizable intangible assets acquired during 2007, 2006 and 2005 had weighted-average estimated useful lives of eight, ten and ten years, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2007, 2006, and 2005 was approximately $106,000, $80,000 and $140,000, respectively.

Acquisition of DVA Renal Healthcare, Inc.

On October 5, 2005, the Company acquired all of the outstanding common stock of DVA Renal Healthcare, Inc. under a stock purchase agreement dated December 6, 2004, for $3,060,000. DVA Renal Healthcare was one of the largest dialysis service providers in the United States. The Company acquired DVA Renal Healthcare in an effort to more effectively offer chronic kidney disease services and technologies in a cost efficient manner. The purchase price reflects (i) the cash purchase price of approximately $1,800,000 for all of the outstanding common stock of DVA Renal Healthcare and (ii) the assumption and payment of approximately $1,260,000 of DVA Renal Healthcare indebtedness. The Company also incurred approximately $30,000 in acquisition-related costs. The operating results of DVA Renal Healthcare, Inc. are included in the Company’s consolidated financial statements from October 1, 2005.

The original allocations of purchase cost were recorded at fair value based upon the best information available to management at that time. The fair values of property and equipment and amortizable intangible assets and liabilities were valued by an independent third party. During 2006, the Company completed the final valuations of certain assets, properties and leasehold improvements, settlements liabilities and contingencies that were previously unresolved. During 2007, the Company allocated certain income tax adjustments to goodwill after the purchase cost allocations had been finalized. These valuation adjustments were not material to the consolidated financial statements and were recorded with a corresponding adjustment to goodwill. See Note 10 to the consolidated financial statements.

The final aggregate purchase cost allocation for DVA Renal Healthcare was as follows:

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

The centers acquired from Gambro Healthcare are subject to a five-year Corporate Integrity Agreement in connection with its December 2004 settlement with the U.S. Government that imposes significant specific compliance operating and reporting requirements, and requires an annual audit by an independent reporting organization.

In conjunction with the acquisition, the Company entered into an Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro Renal Products, Inc (Gambro Renal Products).

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Product Supply Agreement has an initial term of seven years and will automatically renew for three additional one-year periods if the Company has not negotiated the terms of an extension during the initial term. Because the Product Supply Agreement results in higher costs for most of the products covered by the Product Supply Agreement than would be otherwise available to the Company, the Product Supply Agreement represented an intangible liability initially valued at $162,100 as of the acquisition date.

The Product Supply Agreement committed the Company to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce the Company’s purchase obligations for certain hemodialysis product supplies and equipment and to allow for the termination of purchase obligations for certain equipment then affected by an import ban issued by the U.S. Food and Drug Administration (FDA) if the import ban was not lifted by June 30, 2007.

As a result of the reductions in the amount of purchase obligations required under the Amended Product Supply Agreement, the Company recorded a net valuation gain of $37,968 during 2006. This valuation gain represents the difference in the amortized original fair value between the Product Supply Agreement and that of the Amended Product Supply Agreement, as of the effective date of the amendment.

On July 2, 2007, the Company notified Gambro Renal Products that it was electing to be permanently relieved of its obligation under the Amended Product Supply Agreement to purchase dialysis machines (the Affected Products) because the Affected Products remained subject to the FDA import ban after June 30, 2007. All other purchase obligations under the Amended Product Supply Agreement, which continues to require the Company to purchase a significant majority of its hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices, remain in place.

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

During 2007 and 2006, the Company purchased $90,696 and $146,408 of hemodialysis product supplies from Gambro Renal Products, representing 2% and 4%, respectively, of the Company’s total operating costs.

Discontinued operations

In accordance with a consent order issued by the Federal Trade Commission on October 4, 2005, the Company was required to divest a total of 69 outpatient dialysis centers and to terminate two management services agreements in order to complete the acquisition of DVA Renal Healthcare. In conjunction with the consent order, on October 6, 2005, the Company and DVA Renal Healthcare completed the sale of 70 outpatient dialysis centers to Renal Advantage Inc., formerly known as RenalAmerica, Inc. and also completed the sale of one other center to a separate physician group, and terminated the two management services agreements. In addition, effective January 1, 2006, the Company completed the sale of three additional centers to Renal Advantage, Inc. that were pending state regulatory approval in Illinois. The Company received total cash consideration of approximately $330,000 for all of the centers divested and used approximately $13,000 to purchase the minority interest ownership of a joint venture, to distribute a minority owner’s share of the sale proceeds, and to pay related transaction costs. The Company also paid income taxes of approximately $85,000 on these divestitures in the first quarter of 2006. As part of this transaction, Renal Advantage assumed specific

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

liabilities related to the centers, and all other liabilities were retained by the Company. In 2005, the Company recorded a gain of approximately $8,064, net of tax, related to the divestiture of its historical DaVita centers. Included in the gain on divestitures is the recognition of a $26,500 tax valuation allowance benefit resulting from the utilization of prior years’ capital losses offsetting the taxable gain on sale, and income tax expense of $27,133 relating to the write-off of book goodwill not deductible for tax purposes. In 2006, the Company recorded a loss of $311, net of tax, related to the divesture of its three centers. The loss on disposal of these centers includes an income tax expense totaling $1,274, of which $900 was related to the write off of book goodwill not deductible for tax purposes. In 2006, the company also recorded a net gain of $673 as an adjustment to the previously reported gain on disposal of discontinued operations.

The results of operations of the historical DaVita outpatient dialysis centers and the held for sale centers, are reflected as discontinued operations for 2005.

The results from discontinued operations were as follows:

Year Ended December 31, 2005

Net operating revenues	$98,454
Income before income taxes	21,534
Income tax	8,377

Income from discontinued operations	$13,157

Net assets of discontinued operations sold were as follows:

2006
Current assets	$—
Other current assets held for sale	15,129
Property and equipment, net	—
Amortizable intangibles, net	—
Goodwill and other purchase price adjustments	667
Other current liabilities and minority interest	(351)

Net assets from discontinued operations	$15,445

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions in 2007 and 2006 had been consummated as of the beginning of 2006, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2007	2006
	(unaudited)
Pro forma net revenues	$5,333,587	$5,009,650
Pro forma net income	392,465	306,783
Pro forma income from continuing operations	392,465	306,421
Pro forma basic net income per share	3.71	2.96
Pro forma diluted net income per share	3.65	2.90
Pro forma basic income from continuing operations	3.71	2.96
Pro forma diluted income from continuing operations	3.65	2.90

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

20.    Concentrations

Approximately 64% of the Company’s total dialysis revenue in 2007, 65% in 2006 and 60% in 2005 are from government-based programs, principally Medicare and Medicaid. Accounts receivable from Medicare and Medicaid were approximately $236,000 and $250,000, respectively as of December 31, 2007 and 2006. No other single payor accounted for more than 5% of total accounts receivable.

A significant physician-prescribed pharmaceutical administered during dialysis, EPO, is provided by a sole supplier and accounted for slightly more than one-fifth of net operating revenues. Although the Company currently receives discounted prices for EPO, the supplier has unilateral pricing discretion and in the future the Company may not be able to achieve the same cost levels historically obtained.

21.    Other commitments

The Company has obligations to purchase the interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions, and are exercisable at the third-party owners’ discretion. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which is intended to approximate fair value. As of December 31, 2007, the Company’s potential obligations under these put provisions totaled approximately $330,000 of which approximately $131,000 were exercisable within one year. Additionally, the Company has certain other potential commitments to provide operating capital to several noncontrolling-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $18,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partner’s interests in limited-life entities which dissolve after terms of ten to fifty years. As of December 31, 2007, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

Other than operating leases, disclosed in Note 14 to the consolidated financial statements, and the letters of credit and the interest rate swap agreements, disclosed in Note 13 to the consolidated financial statements, or as described above the Company has no off balance sheet financing arrangements as of December 31, 2007.

22.    Fair values of financial instruments

Financial instruments consist primarily of cash, accounts receivable, notes receivable, assets available for sale, accounts payable, accrued compensation and benefits, other accrued liabilities, interest rate swap agreements and debt. The balances of the non-debt financial instruments excluding assets available for sale (see Note 9) are presented in the consolidated financial statements at December 31, 2007 and 2006 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities, of which $1,935,125 was outstanding as of December 31, 2007, reflect fair value as they are subject to fees and adjustable rates competitively determined in the marketplace. The fair value of the Company’s senior and senior subordinated notes were approximately $1,745,250 at December 31, 2007 based upon quoted market prices. The fair values of the interest rate swaps were a net liability of approximately $511 as of December 31, 2007, which is recorded primarily in other long-term liabilities.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

23.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2007	2006	2005
Cash paid:
Income taxes	$205,955	$209,982	$82,275
Interest	245,325	271,711	86,035
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	2,769	—	—
Contributions to consolidated partnerships	14,735	13,568	11,326
Refinancing charges	—	—	8,170
Liabilities assumed in conjunction with common stock acquisitions	1,653	—	300,462

24.    Selected quarterly financial data (unaudited)

	2007				2006
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$1,354,869	$1,318,381	$1,312,735	$1,278,166	$1,272,617	$1,237,041	$1,207,816	$1,163,188
Operating income	195,263	212,412	261,217	193,317	188,511	217,094	171,752	162,075
Income from continuing operations	85,717	94,455	125,024	76,582	74,129	93,091	64,329	57,780
Discontinued operations, net of tax	—	—	—	—	—	1,765	(1,092)	(311)
Net income	85,717	94,455	125,024	76,582	74,129	94,856	63,237	57,469
Basic earnings per share from continuing operations	0.80	0.89	1.19	0.73	0.71	0.90	0.62	0.56
Basic earnings per share	0.80	0.89	1.19	0.73	0.71	0.91	0.61	0.56
Diluted earnings per share from continuing operations	0.79	0.88	1.17	0.72	0.70	0.88	0.61	0.55
Diluted earnings per share	$0.79	$0.88	$1.17	$0.72	$0.70	$0.90	$0.60	$0.55

25.    Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The senior notes and the senior subordinated notes were issued by the Company and are guaranteed by substantially all of its direct and indirect wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and third parties are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2007
Net operating revenues	$365,728	$4,534,153	$754,163	$(389,893)	$5,264,151
Operating expenses	208,042	3,921,146	617,159	(389,893)	4,356,457
Minority interests and equity income, net	—	—	—	45,485	45,485

Operating income	157,686	613,004	137,004	(45,485)	862,209
Debt (expense)	(259,745)	(256,050)	(4,002)	262,650	(257,147)
Other income, net	284,038	—	1,072	(262,650)	22,460
Income tax expense (benefit)	70,972	175,854	(1,082)	—	245,744
Equity earnings in subsidiaries	270,771	88,565	—	(359,336)	—

Net income	$381,778	$269,665	$135,156	$(404,821)	$381,778

For the year ended December 31, 2006
Net operating revenues	$351,566	$4,263,363	$639,690	$(373,957)	$4,880,662
Operating expenses	200,846	3,751,164	527,344	(373,957)	4,105,397
Minority interests and equity income, net	—	—	—	35,833	35,833
Operating income	150,720	512,199	112,346	(35,833)	739,432
Debt (expense)	(280,288)	(291,095)	(2,052)	296,729	(276,706)
Other income, net	308,288	—	1,474	(296,729)	13,033
Income tax expense	70,201	116,183	46	—	186,430
Discontinued operations, net of tax	—	362	—		362
Equity earnings in subsidiaries	181,172	75,889	—	(257,061)	—

Net income	$289,691	$181,172	$111,722	$(292,894)	$289,691

For the year ended December 31, 2005
Net operating revenues	$224,501	$2,541,928	$451,141	$(243,652)	$2,973,918
Operating expenses	122,021	2,263,234	344,855	(243,652)	2,486,458
Minority interests and equity income, net				22,089	22,089

Operating income	102,480	278,694	106,286	(22,089)	465,371
Debt (expense), refinancing charges, and swap gains, net	(141,487)	(108,144)	(2,495)	108,918	(143,208)
Other income, net	117,570		282	(108,918)	8,934
Income tax expense	29,461	93,537	677		123,675
Discontinued operations, net of tax	—	15,179	6,042		21,221
Equity earnings in subsidiaries	179,541	87,349		(266,890)	—

Net income	$228,643	$179,541	$109,438	$(288,979)	$228,643

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
As of December 31, 2007
Cash and cash equivalents	$443,157	$		$3,889	$		$447,046
Accounts receivable, net			786,765	141,184			927,949
Other current assets	26,528		557,357	17,370			601,255

Total current assets	469,685		1,344,122	162,443			1,976,250
Property and equipment, net	19,317		766,596	153,413			939,326
Amortizable intangible, net	55,629		126,202	1,211			183,042
Investments in subsidiaries	4,286,853		427,436			(4,714,289)
Receivables from subsidiaries	698,868			61,015		(759,883)
Other long-term assets and investments	22,729		16,052	38,628			77,409
Goodwill	49,791		3,476,124	242,018			3,767,933

Total assets	$5,602,872		$6,156,532	$658,728		$(5,474,172)	$6,943,960

Current liabilities	$182,419		$856,638	$47,439	$		$1,086,496
Payables to parent			759,883			(759,883)
Long-term debt and other long-term liabilities	3,688,203		272,448	14,006			3,974,697
Minority interests						150,517	150,517
Shareholders’ equity	1,732,250		4,267,523	597,283		(4,864,806)	1,732,250

Total liabilities and shareholders’ equity	$5,602,872		$6,156,532	$658,728		$(5,474,172)	$6,943,960

As of December 31, 2006
Cash and cash equivalents	$299,430			$10,772			$310,202
Accounts receivable, net			$809,028	123,357			932,385
Other current assets	6,660		448,421	11,828			466,909

Total current assets	306,090		1,257,449	145,957			1,709,496
Property and equipment, net	30,130		689,039	130,797			849,966
Amortizable intangible assets, net	59,371		142,394	1,956			203,721
Investments in subsidiaries	3,904,797		388,919	—		$(4,293,716)	—
Receivables from subsidiaries	812,201			30,928		(843,129)	—
Other long-term assets and investments	25,190		14,650	20,940			60,780
Goodwill			3,444,224	223,629			3,667,853

Total assets	$5,137,779		$5,936,675	$554,207		$(5,136,845)	$6,491,816

Current liabilities	$166,440		$915,554	$30,178			$1,112,172
Payables to parent			843,129	—		$(843,129)	—
Long-term debt and other long-term liabilities	3,725,415		273,195	12,751			4,011,361
Minority interests				—		122,359	122,359
Shareholders’ equity	1,245,924		3,904,797	511,278		(4,416,075)	1,245,924

Total liabilities and shareholders’ equity	$5,137,779		$5,936,675	$554,207		$(5,136,845)	$6,491,816

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2007
Cash flows from operating activities
Net income	$381,778	$269,665	$135,156	$(404,821)	$381,778
Changes in operating assets and liabilities and non cash items included in net income	(285,992)	105,895	(73,466)	404,821	151,258

Net cash provided by operating activities	95,786	375,560	61,690	—	533,036

Cash flows from investing activities				—
Additions of property and equipment	(3,501)	(220,264)	(48,447)	—	(272,212)
Acquisitions	(69,701)	(57,393)	—	—	(127,094)
Proceeds from discontinued operations	—	12,289	—	—	12,289
Other items	(19,811)	(82,317)	62,673	—	(39,455)

Net cash (used in) provided by investing activities	(93,013)	(347,685)	14,226	—	(426,472)

Cash flows from financing activities				—
Long-term debt	(49,961)	2,212	447	—	(47,302)
Intercompany borrowing	113,333	(30,087)	(83,246)	—	—
Other items	77,582	—	—	—	77,582

Net cash provided by (used in) financing activities	140,954	(27,875)	(82,799)	—	30,280

Net increase (decrease) in cash	143,727	—	(6,883)	—	136,844
Cash at the beginning of the year	299,430	—	10,772		310,202

Cash at the end of the year	$443,157	$—	$3,889	$—	$447,046

For the year ended December 31, 2006
Cash flows from operating activities
Net income	$289,691	$181,172	$111,722	$(292,894)	$289,691
Changes in operating assets and liabilities and non cash items included in net income	(327,844)	370,840	(106,010)	292,894	229,880

Net cash (used in) provided by operating activities	(38,153)	552,012	5,712	—	519,571

Cash flows from investing activities
Additions of property and equipment	(2,582)	(211,953)	(48,173)	—	(262,708)
Acquisitions	—	(85,153)	(1,351)	—	(86,504)
Proceeds from discontinued operations	12,742	9,437	—	—	22,179
Other items	—	(59,606)	74,576	—	14,970

Net cash provided by (used in) investing activities	10,160	(347,275)	25,052	—	(312,063)

Cash flows from financing activities
Long-term debt	(408,211)	(1,198)	2,450	—	(406,959)
Intercompany borrowing	238,246	(203,539)	(34,707)	—	—
Other items	77,842	—	—	—	77,842

Net cash used in financing activities	(92,123)	(204,737)	(32,257)	—	(329,117)

Net decrease in cash	(120,116)	—	(1,493)	—	(121,609)
Cash at the beginning of the year	419,546	—	12,265	—	431,811

Cash at the end of the year	$299,430	$—	$10,772	$—	$310,202

For the year ended December 31, 2005
Cash flows from operating activities
Net income	$228,643	$179,541	$109,438	$(288,979)	$228,643
Changes in operating assets and liabilities and non cash items included in net income	79,506	14,071	(125,645)	288,979	256,911

Net cash provided by (used in) operating activities	308,149	193,612	(16,207)	—	485,554

Cash flows from investing activities
Additions of property and equipment	(11,780)	(101,978)	(47,607)	—	(161,365)
Acquisitions	(3,035,434)	(166,970)	—	—	(3,202,404)
Proceeds from discontinued operations	151,587	147,262	—	—	298,849
Other items	—	(68,146)	87,703	—	19,557

Net cash (used in) provided by investing activities	(2,895,627)	(189,832)	40,096	—	(3,045,363)

Cash flows from financing activities
Long-term debt	2,776,738	(4,180)	1,048	—	2,773,606
Intercompany borrowing	12,272	400	(12,672)	—	—
Other items	(33,965)	—	—	—	(33,965)

Net cash provided by (used in) financing activities	2,755,045	(3,780)	(11,624)	—	2,739,641

Net increase in cash	167,567	—	12,265	—	179,832
Cash at the beginning of the year	251,979	—	—	—	251,979

Cash at the end of the year	$419,546	$—	$12,265	$—	$431,811

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 27, 2008.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, James K. Hilger, and Joseph Schohl, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ JAMES K. HILGER James K. Hilger	Acting Chief Financial Office (Principal Financial Officer) and Vice President and Controller (Principal Accounting Officer)	February 27, 2008

/s/ CHARLES G. BERG Charles G. Berg	Director	February 27, 2008

/s/ WILLARD W. BRITTAIN Willard W. Brittain	Director	February 27, 2008

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 27, 2008

/s/ PAUL J. DIAZ Paul J. Diaz	Director	February 27, 2008

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 27, 2008

/s/ JOHN M. NEHRA John M. Nehra	Director	February 27, 2008

/s/ WILLIAM L. ROPER William L. Roper	Director	February 27, 2008

/s/ ROGER J. VALINE Roger J. Valine	Director	February 27, 2008

/s/ RICHARD C. VAUGHAN Richard C. Vaughan	Director	February 27, 2008

II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 27, 2008, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2007, and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, DaVita Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, effective January 1, 2007. As discussed in Note 17 to the consolidated financial statements, DaVita Inc. and subsidiaries adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/    KPMG LLP

Seattle, Washington

February 27, 2008

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	DVA Renal Healthcare acquisition	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2005	$58,166	$68,925	$63,666	$52,159	$138,598
Year ended December 31, 2006	138,598	—	126,203	93,044	171,757
Year ended December 31, 2007	$171,757	$—	$136,682	$112,486	$195,953

S-2

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(14)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(17)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(6)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita, Inc., as amended dated May 30, 2007.(29)

3.5	Amended and Restated Bylaws for DaVita, Inc. dated as of March 2, 2007.(32)

4.1	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Registration Rights Agreement for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.4	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.5	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(16)

4.6	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(16)

4.7	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(27)

4.8	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(28)

4.9	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and the Bank of New York Trust Company, N.A., as Trustee.(28)

4.10	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(33)

10.1	Employment Agreement, dated as of October 18, 1999, by and between TRCH and Kent J. Thiry.(4)*

10.2	Amendment to Mr. Thiry’s Employment Agreement, dated May 20, 2000.(5)*

10.3	Second Amendment to Mr. Thiry’s Employment Agreement, dated November 28, 2000.(6)*

10.4	Third Amendment to Mr. Thiry’s Employment Agreement, dated March 31, 2005.(15)*

10.5	Employment Agreement, dated as of November 29, 1999, by and between TRCH and Gary W. Beil.(6)*

10.6	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(6)*

10.7	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(8)*

10.8	Employment Agreement effective as of June 7, 2004, by and between DaVita Inc. and Tom Kelly.(11)*

10.9	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(12)*

10.10	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(31)*

10.11	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(19)*

10.12	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(18)*

10.13	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(18)*

10.14	Severance and General Release Agreement between DaVita Inc. and Lori Pelliccioni, entered into as of November 3, 2005.(18)*

10.15	Amended and restated Employment Agreement effective as of February 28, 2005, by and between DaVita Inc. and Denise Fletcher.(19)*

10.16	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(21)*

10.17	Employment Agreement, effective September 1, 2006, by and between DaVita Inc. and Mark G. Harrison.(22)*

10.18	Offer of Employment Letter to Mary Kowenhoven dated February 15, 2007.(28)*

10.19	Employment Agreement, entered into effective July 16, 2007, by and between DaVita Inc. and Patricia Jones.(30)*

10.20	Memorandum relating to Bonus Structure for Charles J. McAllister.(19)*

10.21	Memorandum relating to Bonus Structure for Thomas O. Usilton.(16)*

10.22	Memorandum relating to Bonus Structure for Joseph Schohl.(16)*

10.23	Amended Director Compensation Philosophy and Plan.(25)*

10.24	Form of Indemnity Agreement.(26)*

10.25	Form of Indemnity Agreement.(19)*

10.26	First Amended and Restated DaVita Inc. Executive Incentive Plan.(15)*

10.27	Post-Retirement Deferred Compensation Arrangement.(19)*

10.28	DaVita Voluntary Deferral Plan.(16)*

10.29	Deferred Bonus Plan.✓*

10.30	Deferred Bonus Plan (Prosperity Plan).✓*

10.31	Amended and Restated Employee Stock Purchase Plan.(34)*

10.32	DaVita Inc. Severance Plan.(35)*

10.33	September 18, 2001 DaVita Inc. Change in Control Bonus Program.(23)*

10.34	Second Amended and Restated 1994 Equity Compensation Plan.(9)*

10.35	First Amended and Restated 1995 Equity Compensation Plan.(9)*

10.36	First Amended and Restated 1997 Equity Compensation Plan.(9)*

10.37	First Amended and Restated Special Purpose Option Plan.(9)*

10.38	Amended and Restated 1999 Equity Compensation Plan.(10)*

10.39	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(7)

10.40	Amended and Restated DaVita Inc. 2002 Equity Compensation Plan.(15)*

10.41	Form of Non-Qualified Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.42	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(12)*

10.43	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.44	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan. (22)*

10.45	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(22)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(24)*

10.47	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(24)*

10.48	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(24)*

10.49	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(24)*

10.50	Amended and Restated 2002 Equity Compensation Plan.(25)*

10.51	Amended and Restated 2002 Equity Compensation Plan.(34)*

10.52	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(16)

10.53	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(33)

10.54	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(33)

10.55	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(16)

10.56	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(16)

10.57	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(16)**

10.58	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc, and Gambro AB.(23)**

10.59	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company. (28)

10.60	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(19)**

10.61	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc.(20)**

10.62	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.✓**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(13)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1)

31.1	Certification of the Chief Executive Officer, dated February 27, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 27, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 27, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 27, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on November 15, 1999 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Filed on August 14, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Filed on February 2, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Filed on March 29, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(11)	Filed on August 5, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(12)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(13)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.
(16)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.

(17)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(18)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Filed on May 8, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(21)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(22)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(24)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(29)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(30)	Filed on November 7, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2007.
(31)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(32)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(33)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(34)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on November 7, 2007 as an exhibit to the Company’s Current Report on Form 8-K.