Form 10-Q
period 2008-03-31
DAVITA INC
filed 2008-05-08
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

March 31, 2008

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14106

DAVITA INC.

601 Hawaii Street

El Segundo, California 90245

Telephone number (310) 536-2400

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, the number of shares of the Registrant’s common stock outstanding was approximately 104.7 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.5 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three months ended March 31, 2008 and March 31, 2007	1

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007	3

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2008 and for the year ended December 31, 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

Signature		41

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Net operating revenues	$1,344,724	$1,278,166
Operating expenses and charges:
Patient care costs	930,209	881,585
General and administrative	120,765	113,221
Depreciation and amortization	52,811	45,790
Provision for uncollectible accounts	34,631	33,635
Minority interests and equity income, net	9,581	10,618

Total operating expenses and charges	1,147,997	1,084,849

Operating income	196,727	193,317
Debt expense	(59,066)	(68,870)
Other income	4,863	3,195

Income before income taxes	142,524	127,642
Income tax expense	55,590	51,060

Net income	$86,934	$76,582

Earnings per share:
Basic earnings per share	$0.81	$0.73

Diluted earnings per share	$0.80	$0.72

Weighted average shares for earnings per share:
Basic	107,367,356	105,013,140

Diluted	108,239,360	106,739,216

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$479,316	$447,046
Short-term investments	45,859	40,278
Accounts receivable, less allowance of $205,528 and $195,953	959,837	927,949
Inventories	76,807	80,173
Other receivables	185,238	198,744
Other current assets	29,604	34,482
Deferred income taxes	241,816	247,578

Total current assets	2,018,477	1,976,250
Property and equipment, net	954,858	939,326
Amortizable intangibles, net	175,161	183,042
Investments in third-party dialysis businesses	18,568	19,446
Long-term investments	12,524	22,562
Other long-term assets	35,938	35,401
Goodwill	3,774,906	3,767,933

	$6,990,432	$6,943,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$211,600	$225,461
Other liabilities	479,651	486,151
Accrued compensation and benefits	288,559	334,961
Current portion of long-term debt	35,626	23,431
Income taxes payable	55,298	16,492

Total current liabilities	1,070,734	1,086,496
Long-term debt	3,669,809	3,683,887
Other long-term liabilities	98,286	83,448
Alliance and product supply agreement, net	39,975	41,307
Deferred income taxes	164,026	166,055
Minority interests (fair value of potential put obligations—$316,000 and $330,000)	149,276	150,517
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 106,806,458 and 107,130,127 shares outstanding)	135	135
Additional paid-in capital	723,565	707,080
Retained earnings	1,602,224	1,515,290
Treasury stock, at cost (28,055,825 and 27,732,156 shares)	(513,958)	(487,744)
Accumulated other comprehensive loss	(13,640)	(2,511)

Total shareholders’ equity	1,798,326	1,732,250

	$6,990,432	$6,943,960

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$86,934	$76,582
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,811	45,790
Stock-based compensation expense	9,548	7,702
Tax benefits from stock award exercises	2,618	6,307
Excess tax benefits from stock award exercises	(1,411)	(5,426)
Deferred income taxes	(7,439)	(2,194)
Minority interests in income of consolidated subsidiaries	9,054	10,828
Distributions to minority interests	(16,888)	(10,106)
Equity investment losses (income)	527	(210)
Loss on disposal of assets	1,355	1,552
Non-cash debt and non-cash rent charges	4,074	6,946
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(33,168)	25,875
Inventories	3,499	19,667
Other receivables and other current assets	16,846	(4,471)
Other long-term assets	(537)	(1,873)
Accounts payable	(39,217)	(46,387)
Accrued compensation and benefits	(47,571)	(33,988)
Other current liabilities	(6,500)	(31,636)
Income taxes	56,673	26,389
Other long-term liabilities	(184)	(3,316)

Net cash provided by operating activities	91,024	88,031

Cash flows from investing activities:
Additions of property and equipment, net	(64,673)	(49,444)
Acquisitions and purchases of other ownership interests	(8,838)	(189)
Proceeds from divestitures and asset sales	23	98
Purchase of investments available for sale	(839)	(20,960)
Purchase of investments held-to-maturity	(109)	(15)
Proceeds from sale of investments available for sale	4,955	6,236
Proceeds from maturities of investments held-to-maturity	73	—
Contributions from minority owners	9,759	4,650
Purchase of intangible assets	(64)	(55)

Net cash used in investing activities	(59,713)	(59,679)

Cash flows from financing activities:
Borrowings	4,050,363	3,898,955
Payments on long-term debt	(4,052,066)	(3,894,640)
Deferred financing costs	(130)	(4,048)
Purchase of treasury stock	(7,144)	—
Excess tax benefits from stock award exercises	1,411	5,426
Stock award exercises and other share issuances, net	8,525	12,137

Net cash provided by financing activities	959	17,830

Net increase in cash and cash equivalents	32,270	46,182
Cash and cash equivalents at beginning of period	447,046	310,202

Cash and cash equivalents at end of period	$479,316	$356,384

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2006	134,862	$135	$630,091	$1,129,621	(30,226)	$(526,920)	$12,997	$1,245,924
Comprehensive income:
Net income				381,778				381,778
Unrealized losses on interest rate swaps, net of tax							(7,169)	(7,169)
Less reclassification of net swap realized gains into net income, net of tax							(8,858)	(8,858)
Unrealized gain on investments, net of tax							4,211	4,211
Less reclassifications of net investment realized gains into net income, net of tax							(3,692)	(3,692)

Total comprehensive income								366,270

Cumulative effect of change in accounting principle SFAS Interpretation No. (FIN) 48				3,891				3,891
Stock purchase shares issued			3,831		124	2,160		5,991
Stock unit shares issued			(1,848)		120	2,098		250
Stock options and SSARs exercised			13,429		2,361	41,268		54,697
Stock-based compensation expense			34,149					34,149
Excess tax benefits from stock awards exercised			27,428					27,428
Purchase of treasury stock					(111)	(6,350)		(6,350)

Balance at December 31, 2007	134,862	135	707,080	1,515,290	(27,732)	(487,744)	(2,511)	1,732,250
Comprehensive income:
Net income				86,934				86,934
Unrealized losses on interest rate swaps, net of tax							(10,030)	(10,030)
Less reclassification of net swap realized gains into net income, net of tax							(787)	(787)
Unrealized losses on investments, net of tax							(243)	(243)
Less reclassifications of net investment realized gains into net income, net of tax							(69)	(69)

Total comprehensive income								75,805

Stock purchase shares issued			2,981		98	1,730		4,711
Stock unit shares issued			237		1	13		250
Stock options and SSARs exercised			2,157		260	4,569		6,726
Stock-based compensation expense			9,548					9,548
Excess tax benefits from stock awards exercised			1,562					1,562
Purchase of treasury stock					(683)	(32,526)		(32,526)

Balance at March 31, 2008	134,862	$135	$723,565	$1,602,224	(28,056)	$(513,958)	$(13,640)	$1,798,326

See notes to condensed consolidated financial statements

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars and shares in thousands)

Unless otherwise indicated in this Quarterly Report on Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its consolidated subsidiaries.

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Prior year balances and amounts have been classified to conform to the current year presentation.

2.	Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock options, stock appreciation rights and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Three months ended March 31,
	2008	2007
	(shares in thousands)
Basic:
Net income	$86,934	$76,582

Weighted average shares outstanding during the period	107,340	104,995
Vested stock units	27	18

Weighted average shares for basic earnings per share calculation	107,367	105,013

Basic net income per share	$0.81	$0.73

Diluted:
Net income for diluted earnings per share calculation	$86,934	$76,582

Weighted average shares outstanding during the period	107,340	104,995
Vested stock units	27	18
Assumed incremental shares from stock plans	872	1,726

Weighted average shares for diluted earnings per share calculation	108,239	106,739

Diluted net income per share	$0.80	$0.72

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Shares associated with stock options and stock appreciation rights that have exercise or base prices greater than the average market price of shares outstanding during the period were not included in the computation of diluted earnings per share because they were anti-dilutive. These excluded shares were as follows:

	Three months ended March 31,
	2008	2007
Stock award shares not included in computation (shares in 000’s)	4,574	1,066
Exercise price range of shares not included in computation:
Low	$51.24	$54.15
High	$64.21	$60.21

3.	Stock-based compensation and other equity transactions

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through March 31, 2008 and 2007, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the first quarter of 2008, the Company granted 3,725 stock-settled stock appreciation rights with a grant-date fair value of $40,209, and with a weighted-average expected life of approximately 3.36 years. The Company also granted 2 stock units with a fair value of $79 in the first quarter of 2008.

For the three months ended March 31, 2008 and March 31, 2007, the Company recognized $9,548 and $7,702, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through March 31, 2008 and 2007 was $3,599 and $2,889, respectively. As of March 31, 2008, there was $103,572 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.7 years.

During the three months ended March 31, 2008 and 2007, the Company received $6,726 and $7,334, respectively in cash proceeds from stock option exercises and $2,618 and $6,307, respectively, in actual tax benefits upon the exercise of stock awards.

During the first quarter of 2008, the Company repurchased a total of 683 shares of its common stock for $32,526, or an average price of $47.66 per share, pursuant to previously announced authorizations by the Board of Directors. Through April 30, 2008, the Company repurchased an additional 2,121 shares of its common stock for a total of $103,705, or an average price of $48.89 per share. After these share repurchases, the remaining Board of Directors authorization was approximately $106,500. On May 1, 2008, the Company’s Board of Directors authorized an increase of an additional $143,500 of share repurchases of the Company’s common stock. As a result, the total outstanding authorization for share repurchases is currently $250,000. This stock repurchase program has no expiration date.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

4.	Long-term debt

Long-term debt was comprised of the following:

	March 31, 2008	December 31, 2007
Senior Secured Credit Facilities:
Term loan A	$229,250	$229,250
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	9,627	11,047
Capital lease obligations	6,385	6,667

Total principal debt outstanding	3,701,137	3,702,839
Premium on the 6 5/8% senior notes	4,298	4,479

	3,705,435	3,707,318
Less current portion	(35,626)	(23,431)

	$3,669,809	$3,683,887

Scheduled maturities of long-term debt at March 31, 2008 were as follows:

2008	$21,782
2009	63,862
2010	89,034
2011	66,570
2012	1,706,542
2013	900,767
Thereafter	852,580

As of March 31, 2008, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $896,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.39% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 and 2010 and require quarterly interest payments. In addition, the Company maintains two forward interest rate swap agreements with notional amounts totaling $200,000. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on the Company’s term loan B outstanding debt. These forward interest rate swaps take effect on September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During the first quarter of 2008, the Company accrued net benefits of $1,288 from these swaps which is included in debt expense. As of March 31, 2008, the total fair value of these swaps was a liability of $20,249 and is principally included in other long term liabilities.

Total comprehensive income for the quarter ended March 31, 2008 was $75,805, including reductions to other comprehensive income for valuation losses on interest rate swaps net of amounts reclassified into income of $10,817, net of tax, and decreases in other comprehensive income for unrealized losses on investments net of amounts reclassified into income of $312, net of tax.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Total comprehensive income for the quarter ended March 31, 2007 was $77,352, including reductions to other comprehensive income for valuation of losses on interest rate swaps net of amounts reclassified into income of $3,476, net of tax, and increases in other comprehensive income for unrealized gains on investments of $4,246, net of tax.

As of March 31, 2008, the interest rates were economically fixed on approximately 46% of the Company’s variable rate debt and approximately 72% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 4.80%, based upon the current margins in effect of 1.50%, as of March 31, 2008.

The Company’s overall average effective interest rate during the first quarter of 2008 was 6.10% and as of March 31, 2008 was 5.79%.

As of March 31, 2008, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $41,000 was committed for outstanding letters of credit. The Company also has undrawn revolving credit facilities totaling $7,200 associated with several of its joint ventures.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

In March 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, the Company received a request for documents related to durable medical equipment and supply companies owned and operated by the Company. The Company is producing documents and providing information to the government. The Company is also cooperating, and intends to continue to cooperate, with the government’s investigation, including by participating in discussions and meetings with the government. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

In October 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to the Company’s operations, including DaVita Laboratory Services. Gambro Healthcare received a similar subpoena in November 2004. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena may continue to require management’s attention and significant legal expense.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

In February 2007, the Company was served with a complaint filed in the Superior Court of California by one of its former employees who worked in one of its chronic facilities as a reuse technician. The complaint, which is styled as a class action, alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, and failed to comply with certain other California labor code requirements. The Company intends to vigorously defend against this claim. The Company also intends to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, the Company does not expect that an unfavorable result, if any, would have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

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

In August 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against the Company. The complaint also names as defendants Amgen, Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against the Company, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against the Company are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In August 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly known as Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s December 2004 settlement agreement with the Department of Justice and certain agencies of the United States Government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In June 2004, Gambro Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

styled as a class action, alleges, among other things, that DVA Renal Healthcare (formerly known as Gambro Healthcare) failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California labor code requirements. The Company intends to vigorously defend against this claim. The Company also intends to vigorously oppose the certification of this matter as a class action. Although the ultimate outcome of these claims cannot be predicted, the Company does not expect that an unfavorable result, if any, would have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

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

The Company has obligations to purchase the interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions are exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings, which is intended to approximate fair value. The methodology used to estimate the fair values of the put provisions assumes either a multiple of earnings based on recent prior Company acquisitions or a predetermined multiple of earnings. The estimated fair values of these put provisions can fluctuate and the ultimate multiple of earnings used to settle these amounts will vary depending upon market conditions including the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests.

The following is a reconciliation of the activity of the put provisions obligations during the first quarter of 2008:

Fair value estimates using significant unobservable inputs (Level 3)
Beginning balance January 1, 2008	$330,000
Changes in fair value	$(16,000)
New agreements	$5,000
Purchase and exercises of put obligation	$(3,000)

Balance at March 31, 2008	$316,000

Additionally, the Company has certain other potential commitments to provide operating capital to several noncontrolling-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $28,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

life entities which dissolve after terms of ten to fifty years. As of March 31, 2008, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

7.	Investments

In accordance with SFAS No. 115 and based on the Company’s intentions and strategy involving investments, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and debt securities classified as available for sale are recorded at fair value.

The Company’s investments consist of the following:

	March 31, 2008			December 31, 2007
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, and U.S. treasury notes due within one year	$19,859	$—	$19,859	$19,804	$—	$19,804
Investments in mutual funds	—	38,524	38,524	—	43,036	43,036

	$19,859	$38,524	$58,383	$19,804	$43,036	$62,840

Short-term investments	$19,859	$26,000	$45,859	$19,804	$20,474	$40,278
Long-term investments	—	12,524	12,524	—	22,562	22,562

	$19,859	$38,524	$58,383	$19,804	$43,036	$62,840

The cost of the certificates of deposit and U.S. treasury notes at March 31, 2008 and December 31, 2007 approximates their fair value. As of March 31, 2008 and December 31, 2007 the available for sale investments included $341 and $850 of gross pre-tax unrealized gains, respectively. During the three months ended March 31, 2008, the Company recorded gross pre-tax unrealized losses of $396, or $243, after tax, in other comprehensive income associated with changes in the fair value of the these investments. During the first quarter of 2008, the Company sold investments in mutual funds for net proceeds of $4,955, and recognized a pre-tax gain of $113, or $69 after tax, that was previously recorded in other comprehensive income. This pre-tax gain is included in other income.

The certificates of deposit and U.S. treasury notes classified as held to maturity are investments used to initially capitalize the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. The investments in mutual funds classified as available for sale are held in trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

8.	Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS 157-2 Effective Date of FASB Statement No. 157. This standard establishes a framework for measuring assets and liabilities at fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP FAS157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$38,524	$38,524	$—	$—

Liabilities
Interest rate swap agreements	$20,249	$—	$20,249	$—

Commitments
Potential business interest put obligations	$316,000	$—	$—	$316,000

The available for sale securities represent investments in various open or closed-ended exchange-traded registered investment company funds, or mutual funds and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 7 to the condensed consolidated financial statements for further discussion.

The interest rate swap agreements are recorded at fair value based upon valuation models as reported by various broker dealers that are based upon relevant factors such as forward yield curves, current interest rates, and other credit and liquidity market conditions. See Note 4 to the condensed consolidated financial statements for further discussion.

See Note 6 to the condensed consolidated financial statements for a discussion on the fair value of the potential put obligations.

9.	Income taxes

As of March 31, 2008, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $8,895, all of which would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $16,849 from the December 31, 2007 balance of $25,744 due to a tax accounting method change which was initiated during the quarter ending March 31, 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2008, the company had approximately $1,185 accrued for interest and penalties related to unrecognized tax benefits.

10.	Significant new accounting policies

In March 2008, the Financial Statement Accounting Board, or FASB, issued statement No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. The Company is currently in the process of assessing the expected impact of this standard on its consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This standard allows companies the alternative to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. The standard is also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

(dollars and shares in thousands)

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Income

For the three months ended March 31, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$115,856	$1,153,911	$197,851	$(122,894)	$1,344,724
Operating expenses	75,168	1,015,557	170,585	(122,894)	1,138,416
Minority interests and equity income, net	—	—	—	9,581	9,581

Operating income	40,688	138,354	27,266	(9,581)	196,727
Debt (expense)	(59,414)	(52,982)	(1,717)	55,047	(59,066)
Other income	59,734	—	176	(55,047)	4,863
Income tax expense	15,993	39,582	15	—	55,590
Equity earnings in subsidiaries	61,919	15,466	—	(77,385)	—

Net income	$86,934	$61,256	$25,710	$(86,966)	$86,934

For the three months ended March 31, 2007	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$91,348	$1,109,229	$174,916	$(97,327)	$1,278,166
Operating expenses	46,981	982,758	141,819	(97,327)	1,074,231
Minority interests and equity income, net	—	—	—	10,618	10,618

Operating income	44,367	126,471	33,097	(10,618)	193,317
Debt (expense)	(69,499)	(68,996)	(424)	70,049	(68,870)
Other income	72,856	—	388	(70,049)	3,195
Income tax expense	18,612	32,448	—	—	51,060
Equity earnings in subsidiaries	47,470	22,443	—	(69,913)	—

Net income	$76,582	$47,470	$33,061	$(80,531)	$76,582

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of March 31, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$471,346	$—	$7,970	$—	$479,316
Accounts receivable, net	—	821,286	138,551	—	959,837
Other current assets	30,200	530,824	18,300	—	579,324

Total current assets	501,546	1,352,110	164,821	—	2,018,477
Property and equipment, net	17,966	779,936	156,956	—	954,858
Amortizable intangibles, net	53,098	120,994	1,069	—	175,161
Investments in subsidiaries	4,432,205	407,963	—	(4,840,168)	—
Receivables from subsidiaries	612,805	—	32,850	(645,655)	—
Other long-term assets and investments	12,692	15,211	39,127	—	67,030
Goodwill	51,802	3,475,407	247,697	—	3,774,906

Total assets	$5,682,114	$6,151,621	$642,520	$(5,485,823)	$6,990,432

Current liabilities	$204,334	$812,748	$53,652	$—	$1,070,734
Payables to parent	—	645,655	—	(645,655)	—
Long-term debt and other long-term liabilities	3,679,454	278,505	14,137	—	3,972,096
Minority interests	—	—	—	149,276	149,276
Shareholders’ equity	1,798,326	4,414,713	574,731	(4,989,444)	1,798,326

Total liabilities and shareholders’ equity	$5,682,114	$6,151,621	$642,520	$(5,485,823)	$6,990,432

As of December 31, 2007
Cash and cash equivalents	$443,157	$—	$3,889	$—	$447,046
Accounts receivable, net		786,765	141,184	—	927,949
Other current assets	26,528	557,357	17,370	—	601,255

Total current assets	469,685	1,344,122	162,443	—	1,976,250
Property and equipment, net	19,317	766,596	153,413	—	939,326
Amortizable intangibles, net	55,629	126,202	1,211	—	183,042
Investments in subsidiaries	4,286,853	427,436	—	(4,714,289)	—
Receivables from subsidiaries	698,868	—	61,015	(759,883)	—
Other long-term assets and investments	22,729	16,052	38,628	—	77,409
Goodwill	49,791	3,476,124	242,018	—	3,767,933

Total assets	$5,602,872	$6,156,532	$658,728	$(5,474,172)	$6,943,960

Current liabilities	$182,419	$856,638	$47,439	$—	$1,086,496
Payables to parent	—	759,883	—	(759,883)	—
Long-term debt and other long-term liabilities	3,688,203	272,488	14,006	—	3,974,697
Minority interests	—	—	—	150,517	150,517
Shareholders’ equity	1,732,250	4,267,523	597,283	(4,864,806)	1,732,250

Total liabilities and shareholders’ equity	$5,602,872	$6,156,532	$658,728	$(5,474,172)	$6,943,960

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$86,934	$61,256	$25,710	$(86,966)	$86,934
Changes in operating assets and liabilities and non cash items included in net income	(150,628)	4,036	63,716	86,966	4,090

Net cash (used in) provided by operating activities	(63,694)	65,292	89,426	—	91,024

Cash flows from investing activities
Additions of property and equipment, net	(229)	(53,868)	(10,576)	—	(64,673)
Acquisitions and purchases of other ownership interests	(29)	(8,809)	—	—	(8,838)
Proceeds from divestitures and asset sales	—	23	—	—	23
Purchase of investments and other items	4,116	(13,671)	23,330	—	13,775

Net cash provided by (used in) investing activities	3,858	(76,325)	12,754	—	(59,713)

Cash flows from financing activities
Long-term debt	(700)	(51)	(952)	—	(1,703)
Intercompany borrowing	86,063	11,084	(97,147)	—	—
Other items	2,662	—	—	—	2,662

Net cash provided by (used in) financing activities	88,025	11,033	(98,099)	—	959

Net increase in cash and cash equivalents	28,189	—	4,081	—	32,270
Cash and cash equivalents at beginning of period	443,157	—	3,889	—	447,046

Cash and cash equivalents at end of period	$471,346	$—	$7,970	$—	$479,316

For the three months ended March 31, 2007
Cash flows from operating activities
Net income	$76,582	$47,470	$33,061	$(80,531)	$76,582
Changes in operating assets and liabilities and non cash items included in net income	(57,147)	38,087	(50,022)	80,531	11,449

Net cash provided by (used in) operating activities	19,435	85,557	(16,961)	—	88,031

Cash flows from investing activities
Additions of property and equipment, net	(3,750)	(35,688)	(10,006)	—	(49,444)
Acquisitions and purchases of other ownership interests	—	(189)	—	—	(189)
Proceeds from divestitures and asset sales	—	98	—	—	98
Other items	(14,724)	(9,501)	14,081	—	(10,144)

Net cash (used in) provided by investing activities	(18,474)	(45,280)	4,075	—	(59,679)

Cash flows from financing activities
Long-term debt	5,044	(182)	(547)	—	4,315
Intercompany borrowing	22,404	(40,095)	17,691	—	—
Other items	13,515	—	—	—	13,515

Net cash provided by (used in) financing activities	40,963	(40,277)	17,144	—	17,830

Net increase in cash and cash equivalents	41,924	—	4,258	—	46,182
Cash and cash equivalents at beginning of period	299,430	—	10,772	—	310,202

Cash and cash equivalents at end of period	$341,354	$—	$15,030	$—	$356,384

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, revenue estimating risk and our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competition, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, and possible reductions in government payment rates, changes in the structure of and payment rates under the Medicare ESRD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

Our operating results for the first quarter of 2008 compared with the prior sequential quarter and the same quarter of last year were as follows:

Continuing Operations	Quarter ended
	March 31, 2008		December 31, 2007		March 31, 2007
	(dollar amounts rounded to nearest million, except per treatment data)
Total operating revenues	$1,345	100%	$1,355	100%	$1,278	100%

Operating expenses and charges:
Patient care costs	930	69%	928	69%	882	69%
General and administrative	121	9%	135	10%	113	9%
Depreciation and amortization	53	4%	51	4%	46	4%
Provision for uncollectible accounts	35	3%	35	3%	34	3%
Minority interest and equity income, net	10	1%	11	1%	11	1%

Total operating expenses and charges	1,148	85%	1,160	86%	1,085	85%

Operating income	$197		$195		$193

Dialysis treatments	3,934,777		3,983,542		3,700,271
Average dialysis treatments per treatment day	50,837		50,045		47,807
Average dialysis revenue per dialysis treatment (including the lab)	$329		$328		$338

Net Operating Revenues

Net operating revenues for the first quarter of 2008 decreased by approximately $10 million or approximately 0.7% compared with the fourth quarter of 2007. The decrease in net operating revenues was primarily due to fewer treatment days in the first quarter of 2008, which offset growth in the number of treatments primarily from non-acquired treatment growth from existing and new centers and an increase in the average dialysis revenue per treatment. The increase in the average dialysis revenue per treatment in the first quarter of 2008, as compared to the fourth quarter of 2007, was primarily due to increased government reimbursement for pharmaceuticals, favorable changes in rates and the mix of our non-government payors, partially offset by a decrease in the intensity of physician-prescribed pharmaceuticals.

The increase in net operating revenues of approximately $67 million, or 5.2% in the first quarter of 2008, as compared to the first quarter of 2007, was principally due to an increase in the number of treatments of approximately 6.0%, and an increase of approximately 2.0% due to additional lab and management fees and revenue from ancillary services and strategic initiatives, partially offset by a decrease in the average revenue per treatment of approximately 2.8%. The increase in the number of treatments was primarily attributable to non-acquired annual treatment growth from existing and new centers of approximately 5.0% and growth through acquisitions of approximately 1.0%. The increase in revenue from our ancillary and strategic initiatives in the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to the acquisition of HomeChoice Partners and growth in our pharmacy business. The decrease in the average dialysis revenue per treatment in the first quarter of 2008, as compared to the first quarter of 2007, was due primarily to decreases in the intensity of physician-prescribed pharmaceuticals, changes in rates and the mix of our non-contracted commercial payors and changes in the government reimbursement rates for pharmaceuticals, partially offset by an increase in the Medicare composite rate that went effective on April 1, 2007.

Operating Expenses and Charges

Patient care costs. Patient care costs were approximately 69.2% of total operating revenues for the first quarter of 2008, as compared to 68.5% and 69.0% for the fourth quarter of 2007 and the first quarter of 2007, respectively. On a per treatment basis, patient care costs increased approximately $4 as compared to the fourth quarter of 2007, and decreased approximately $2 as compared with the first quarter of 2007. The increase in the per treatment costs in the first quarter of 2008 as compared to the fourth quarter of 2007 was primarily attributable to higher labor and related payroll taxes, an increase in pharmaceutical and medical supply costs, an increase in the operating expenses of our dialysis centers and fewer treatment days in the first quarter of 2008, partially offset by lower intensity of physician-prescribed pharmaceuticals and lower benefit costs. The decrease in the per treatment costs in the first quarter of 2008 as compared to the first quarter of 2007 was primarily attributable to decreases in the intensity of physicians-prescribed pharmaceuticals, and a decrease in our general and professional liability insurance costs, partially offset by higher labor and medical insurance costs, increases in the operating costs of our dialysis centers and an increase in pharmaceutical costs.

General and administrative expenses. General and administrative expenses were 9.0% of total operating revenues for the first quarter of 2008, as compared to 10.0% and 8.9% for the fourth quarter of 2007 and first quarter of 2007, respectively. In absolute dollars, general and administrative expenses for the first quarter of 2008 decreased by approximately $14 million from the fourth quarter of 2007. The decrease in the first quarter of 2008 compared to the fourth quarter of 2007 was principally due to the timing of expenditures that occurred in the fourth quarter of 2007 for professional fees including legal and compliance initiatives, other facility and maintenance costs, and license fees. The increase in absolute dollars in the first quarter of 2008 as compared to the first quarter of 2007 was primarily attributable to higher labor and benefit costs and an increase in stock-based compensation costs, partially offset by lower integration expenditures.

Depreciation and amortization. The increase in depreciation and amortization in the first quarter of 2008 as compared to the fourth quarter of 2007 and the first quarter of 2007 was primarily due to growth through new center developments and expansions. The increase in the first quarter of 2008 as compared to the first quarter of 2007 was also due to an increase in the amortization expense as a result of reductions in the intangible liability associated with the Alliance and Product Supply Agreement with Gambro Renal Products.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable was 2.6% for all quarters presented. The current provision level of 2.6% may increase if we encounter problems with the upgrade and the recently completed integration of our billing and collecting systems.

Debt expense. Debt expense of $59.1 million in the first quarter of 2008 decreased by approximately $3.6 million from the fourth quarter of 2007. The decrease was primarily due to reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt and fewer outstanding days in the first quarter of 2008. The overall average effective interest rate for the first quarter of 2008 was 6.10% compared to 6.46% for the fourth quarter of 2007.

For the first quarter of 2008, debt expense decreased by approximately $5.4 million as compared to the first quarter of 2007, which excludes the write-off of deferred financing costs and the costs associated with repricing our term loan B totaling approximately $4.4 million. The decrease was attributable to principal prepayments made during 2007 resulting in lower average outstanding borrowings; lower interest rate margins on our term loans and lower LIBOR-based variable interest rates on the unhedged portion of our debt.

Minority interests and equity income, net. Minority interests and equity income, net was $9.6 million for the first quarter of 2008, a net decrease of approximately $1.1 million and $1.0 million as compared to the fourth quarter of 2007 and the first quarter of 2007, respectively. The decreases in both periods were primarily due to revenue adjustments affecting the profitability of our joint ventures in the first quarter of 2008.

Accounts receivable

Our accounts receivable balances at March 31, 2008 and December 31, 2007 were $960 million and $928 million respectively, which represented approximately 68 and 66 days of revenue, respectively, net of bad debt provision. The increase in our DSO was primarily due to the timing of cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the first quarter of 2008 in the amount of unreserved accounts receivable or the amounts pending approval from third-party payors.

Outlook

Outlook for 2008. Our operating income guidance for 2008 is still projected to be in the range of $790-$850 million. We continue to believe that operating income is more likely to be in the lower end of the range. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors and possible reductions in government payment rates, changes in the structure of and payment rates under Medicare ESRD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed in Item 2 on page 19 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2008 was $91 million, compared to $88 million during the first quarter of 2007. Non-operating cash outflows for the first quarter of 2008 included capital asset expenditures of $65 million, of which $46 million was for new center developments and relocations, and an additional $9 million for acquisitions. Non-operating cash outflows for the first quarter of 2007 included capital asset expenditures of approximately $49 million, of which $21 million was for new center developments and relocations. During the first quarter of 2008, we acquired 4 dialysis centers, opened 27 new dialysis centers, closed one center and provided administrative services to one additional center. During the first quarter of 2007, we opened 11 new dialysis centers, discontinued providing administrative services to two third-party owned centers and closed one center.

We expect to spend approximately $110 million to $120 million in 2008 for capital asset expenditures related to routine maintenance items and information technology equipment, and approximately $200 million to $220 million for new center development, relocations and acquisitions. Our current projections include opening approximately the same number of centers in 2008 that we opened in 2007. We currently expect to generate approximately $480 million to $530 million of operating cash flow in 2008.

During the first quarter of 2008, we repurchased a total of 682,500 shares of our common stock for $32.5 million, or an average price of $47.66 per share, pursuant to previously announced authorizations by the Board of Directors. Through April 30, 2008, we repurchased an additional 2,120,977 shares of our common stock for a total of $103.7 million, or an average of $48.89 per share. After these share repurchases, the remaining Board of Directors authorization was approximately $106.5 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. As a result, the total outstanding authorization for share repurchases is currently $250 million. This stock repurchase program has no expiration date.

As of March 31, 2008, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $896 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.39% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, we maintain two forward interest rate swap agreements with notional amounts totaling $200 million. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on our term loan B outstanding debt. These forward interest rate swap agreements take effect on September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During the first quarter of 2008, we accrued net benefits of $1.3 million from these swaps which is included in debt expense. As of March 31, 2008, the total fair value of these swaps was a liability of $20.2 million. During the first quarter of 2008, we recorded $10.8 million, net of tax, as a reduction to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of March 31, 2008, the interest rates were economically fixed on approximately 46% of our variable rate debt and approximately 72% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 4.80%, based upon the current margins in effect of 1.50%, as of March 31, 2008.

Our overall average effective interest rate during the first quarter of 2008 was 6.10% and as of March 31, 2008 was 5.79%.

As of March 31, 2008, we have undrawn revolving credit facilities totaling $250 million of which approximately $41 million was committed for outstanding letters of credit. We also have undrawn revolving credit facilities totaling $7.2 million associated with several of our joint ventures.

We believe that we will have sufficient liquidity and operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation

Under SFAS No. 123(R) stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through March 31, 2008 and 2007, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the first quarter of 2008, we granted 3.7 million stock-settled stock appreciation rights with a grant date fair value of $40.2 million and with a weighted-average expected life of approximately 3.36 years. We also granted 2,000 stock units with a fair value of $0.08 million in the first quarter of 2008.

For the three months ended March 31, 2008 and March 31, 2007, we recognized $9.5 million and $7.7 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through March 31, 2008 and 2007 was $3.6 million and $2.9 million, respectively. As of March 31, 2008, there was $103.6 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.7 years.

During the three months ended March 31, 2008 and 2007, we received $6.7 million and $7.3 million, respectively, in cash proceeds from stock option exercises and $2.6 million and $6.3 million, respectively, in actual tax benefits upon the exercise of stock awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at the third-party owners’ future discretion within specified periods as outlined in each specific put provision. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us, which approximates fair value. The methodology used to estimate the fair value of the put provisions assumes either a multiple of earnings based on recent prior Company acquisitions or a predetermined multiple of earnings. The estimate of the fair values of these put provisions is a critical accounting estimate that involves significant judgments and assumptions that were used in the calculation of estimating the overall fair values of these put provisions as of March 31, 2008. The methodology we used to estimate the fair values of these put provisions, as described above, may not be indicative of the actual methodology that will be used to settle these amounts on the settlement date, and therefore the fair values of these put provisions could vary significantly from our current estimates. The fair values of these put provisions can also fluctuate depending upon market conditions including the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests. For additional information, see Note 6 to the condensed consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several other third-party owned centers, noncontrolling-owned centers and physician–owned vascular access clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of March 31, 2008 reflecting changes that have occurred with our debt instruments during the first quarter of 2008 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$21	$152	$1,772	$1,750	$3,695
Interest payments on senior and senior subordinated notes	61	243	243	183	730
Capital lease obligations	1	1	1	3	6
Operating leases	135	299	232	359	1,025

	$218	$695	$2,248	$2,295	$5,456

Potential cash requirements under existing commitments:
Letters of credit	$41				$41
Acquisition of dialysis centers	126	87	67	36	316
Pay-fixed and forward swaps potential obligations	5	12	3		20
Working capital advances to noncontrolling-owned centers and third-party-owned centers under administrative services agreements	28				28

	$200	$99	$70	$36	$405

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of March 31, 2008 bear interest at LIBOR plus margins of 1.50%. The term loan A and the revolving line of credit is adjustable depending upon our achievement of certain financial ratios. At March 31, 2008 our senior secured credit facilities had an overall effective weighted average interest rate of 4.80% including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $94 million of interest over the next twelve months.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with an Alliance and Product Supply Agreement. Our total expenditures for the three months ended March 31, 2008 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Alliance and Product Supply Agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The pay-fixed and forward swaps obligations represent the estimated fair market values of our interest rate swap agreements that are based upon current market conditions that exist as of March 31, 2008, and represent the potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

The settlements of approximately $10 million existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant New Accounting Standards

In March 2008, the Financial Statement Accounting Board, or FASB, issued statement No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. We are currently in the process of assessing the expected impact of this standard on our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 157 Fair Value Measurements, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS 157-2 Effective Date of FASB Statement No. 157. This standard establishes a framework for measuring assets and liabilities at fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP FAS157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. See Notes 6 and 8 to the condensed consolidated financial statements for further discussions.

On January 1, 2008, we adopted SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This standard allows companies the alternative to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. The standard is also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The implementation of this standard did not have an impact on our consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information, as of March 31, 2008, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair Value
	2008	2009	2010	2011	2012	2013
	(dollars in millions)
Long Term Debt
Fixed Rate	$2	$1	$1	$1	$—	$901	$853	$1,759	6.89%	$1,719
Variable rate	$20	$63	$88	$65	$1,706	$—	$—	$1,942	4.80%	$1,942

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2008	2009	2010	2011	2012
	(dollars in millions)
Swaps:
Pay-fixed swaps	$896	$306	$401	$189	$—	$—	3.08% to 4.27%	LIBOR	$(13.2)
Forward swaps	$200	$—	$—	$200	$—	$—	4.05% to 4.70%	LIBOR	$(7.0)

As of March 31, 2008, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $896 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.39% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, we maintain two forward interest rate swap agreements with notional amounts totaling $200 million. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on our term loan B outstanding debt. These forward interest rate swap agreements take effect on September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During the first quarter of 2008, we accrued net benefits of $1.3 million from these swaps which is included in debt expense. As of March 31, 2008, the total fair value of these swaps was a liability of $20.2 million. During the first quarter of 2008, we recorded $10.8 million, net of tax, as a reduction to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of March 31, 2008, the interest rates were economically fixed on approximately 46% of our variable rate debt and approximately 72% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 4.80%, based upon the current margins in effect of 1.50% as of March 31, 2008.

Our overall average effective interest rate during the first quarter of 2008 was 6.10% and as of March 31, 2008 was 5.79%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 36% of our dialysis revenue for the three months ended March 31, 2008 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit. We are experiencing a decrease in some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors and certain payors have become increasingly aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors will decrease as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. We, along with others in the kidney care community, are resisting such activity through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis revenue for the three months ended March 31, 2008 was generated from patients who have Medicare as their primary payor. Currently, the Medicare End Stage Renal Disease, or ESRD, program pays us for dialysis treatment services at fixed rates. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed. Unlike most other services covered by Medicare, the ESRD program has not provided for regular inflation increases in payment rates, therefore payments that we currently receive, including separately billable drugs, are not sufficient to cover our total costs associated with providing dialysis treatments. We experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. To the extent Medicare rates decline or are not adjusted to keep pace with inflation, our revenues, earnings and cash flows would be adversely affected.

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

Approximately 4% of our dialysis revenue for the three months ended March 31, 2008 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. Currently, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis revenue for the three months ended March 31, 2008, with EPO accounting for approximately 20% of our dialysis revenue. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA has held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limit reimbursement and which have impacted the prescribing habits of our physicians. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Beginning in the second quarter of 2007, EPO utilization by prescribing physicians declined and could continue to decline further. Further changes in physician practice patterns and accepted clinical practices, changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies, the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO could have a material adverse effect on our revenues, earnings and cash flows. Such changes could also have a negative impact on our patient clinical outcomes.

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

In response to recent clinical studies identifying risks in certain patient populations related to the utilization of EPO and other erythropoiesis-stimulating agents, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and proposed legislation regarding utilization and reimbursement. Although we believe our anemia management practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. In August 2007, we received a subpoena from the Office of Inspector General in Houston, Texas for records relating to EPO claims submitted to Medicare. In addition, in August 2007, a complaint was filed against us, Amgen and Fresenius Medical Care Holdings by Sheet Metal Workers Health Fund and Glenn Randle alleging claims related to the administration and use of EPO and in February 2008 the Attorney General’s Office for the State of Nevada notified us that they intend to conduct audits of ESRD providers in Nevada relating to the billing of pharmaceuticals, including EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and could substantially reduce our revenues, earnings and cash flows.

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

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received on October 25, 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for PTH and to products relating to vitamin D therapies. DVA Renal Healthcare (formerly Gambro Healthcare Inc.) received a similar subpoena in November 2004. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas may require management’s attention and significant legal expense.

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

The regulatory scrutiny of healthcare providers, including dialysis providers, has increased significantly in recent years. Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund any amounts received from such administration by government or commercial payors, and be subject to substantial penalties under applicable laws or regulations. In addition, fiscal intermediaries have increased their prepayment and post-payment reviews.

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

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 5% of our dialysis revenue for the three months ended March 31, 2008. In 2007, changes to New York law were adopted that will permit us to hold licenses to conduct dialysis business directly, but until these changes are implemented and we transfer these operating licenses, we can give no assurances that these arrangements will not be challenged.

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

As of March 31, 2008 we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis revenue. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures during 2008. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the anti-kickback statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Based on the exceptions applicable to ESRD services, we believe that our joint venture arrangements and operations materially comply with the Stark II law. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri on March 4, 2005, and the related request for additional documents received in October 2005, included requests for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our more than 107,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs, ESRD full capitation demonstration projects, ESRD special needs plans, and administrative services provided to noncontrolling owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services, as well as the provision of home infusion therapy services which is related to our core competencies. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time prior to becoming profitable. There can be no assurance that any such strategic initiative will ultimately be successful. For example, during 2007 our VillageHealth and pharmacy initiatives generated net operating losses and could generate net operating losses in 2008. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write off our investment in one or more of these activities.

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

We are facing increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. Acquisitions, patient retention and medical director retention are an important part of our growth strategy. If we are not able to continue to make acquisitions on reasonable terms or if we face significant patient attrition to our competitors, it could adversely affect our business.

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

We cannot assure you that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including the senior and senior subordinated notes, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our Senior Secured Credit Facilities are secured by substantially all of our and our subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

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

We entered into an alliance and product supply agreement with Gambro Renal Products in October 2005 to supply dialysis equipment, machines, dialyzers and certain other products, which was subsequently amended in

2006, in part to permit the termination of our purchase obligations with respect to dialysis machines under certain circumstances. We are no longer obligated under the amended supply agreement to purchase dialysis machines from Gambro Renal Products. All other purchase obligations under the amended supply agreement remain the same and may limit our ability to realize future cost savings in regard to certain products for which we remain obligated to make purchases under the agreement. For the three months ended March 31, 2008, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Planned upgrades to our billing and collections systems and complications associated with the integration of our billing and collections systems could have a material adverse effect on our revenues, cash flows and operating results.

In 2007, we completed the integration of our billing systems into one system and system upgrades will continue in 2008. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of the integration of our billing and collection systems and as we complete planned upgrades to our billing and collection systems. Complications related to the integration of our billing and collections systems and associated with the upgrade of our billing and collections systems could result in a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors and noncompliance with reimbursement regulations and could have an adverse impact on the claims review required by the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, described below. The failure to successfully complete the upgrades to the billing and collection systems could have a material adverse effect on our revenues, cash flows and operating results.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide or to which we have committed obligations to make purchases, including Amgen, Fresenius Medical Care, Gambro Renal Products, Baxter Healthcare Corporation, as well as others. If any of these suppliers are unable to meet our needs for the products they supply and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. For example, in February 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients. As a result of the recall, there is only one supplier of heparin and the cost to purchase heparin has increased. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent; requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. In addition, on

November 14, 2002, the Board of Directors approved a shareholder rights plan that would substantially dilute the interest sought by an acquirer that our Board of Directors does not approve.

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since September 2001. Based on the shares of our common stock outstanding and the market price of our stock on March 31, 2008, these cash bonuses would total approximately $196 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1—31, 2008	—	$—	—	$242.8
February 1—29, 2008	—	—	—	242.8
March 1—31, 2008	682,500	47.66	682,500	210.3

Total	682,500	$—	682,500	$210.3

(1) On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. Through April 30, 2008, we repurchased an additional 2,120,977 shares of our common stock for a total of $103.7 million, or an average of $48.89 per share. After these share repurchases, the remaining Board of Directors authorization was approximately $106.5 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. As a result, the total outstanding authorization for share repurchases is currently $250 million. This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number
10.1	Employment Agreement, effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney. ✓*

10.2	Amendment to Employment Agreement effective February 21, 2008, by and between DaVita Inc. and Patricia Jones. ✓*

10.3	Amendment to Equity Award Agreement effective March 1, 2008, by and between DaVita Inc. and Patricia Jones. ✓*

10.4	Non-Management Director Compensation Philosophy and Plan. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger
Vice President and Controller*

Date: May 6, 2008

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	Employment Agreement, effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.✓*

10.2	Amendment to Employment Agreement effective February 21, 2008, by and between DaVita Inc. and Patricia Jones. ✓*

10.3	Amendment to Equity Award Agreement effective March 1, 2008, by and between DaVita Inc. and Patricia Jones. ✓*

10.4	Non-Management Director Compensation Philosophy and Plan. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.