Form 10-Q
period 2008-06-30
DAVITA INC
filed 2008-08-08
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

June 30, 2008

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

As of July 31, 2008, the number of shares of the Registrant’s common stock outstanding was approximately 104.4 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.8 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and six months ended June 30, 2008 and June 30, 2007	1

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007	3

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2008 and for the year ended December 31, 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 6.	Exhibits	47

Signature		48

Note: Items 3 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net operating revenues	$1,407,304	$1,312,735	$2,752,028	$2,590,901
Operating expenses and charges:
Patient care costs	973,286	891,013	1,903,495	1,772,598
General and administrative	125,199	122,432	245,964	235,653
Depreciation and amortization	52,892	47,058	105,703	92,848
Provision for uncollectible accounts	37,497	33,944	72,128	67,579
Minority interests and equity income, net	12,876	12,346	22,457	22,964
Valuation gain on alliance and product supply agreement	—	(55,275)	—	(55,275)

Total operating expenses and charges	1,201,750	1,051,518	2,349,747	2,136,367

Operating income	205,554	261,217	402,281	454,534
Debt expense	(55,320)	(62,911)	(114,386)	(131,781)
Other income	2,987	7,658	7,850	10,853

Income before income taxes	153,221	205,964	295,745	333,606
Income tax expense	58,270	80,940	113,860	132,000

Net income	$94,951	$125,024	$181,885	$201,606

Earnings per share:
Basic earnings per share	$0.91	$1.19	$1.71	$1.92

Diluted earnings per share	$0.90	$1.17	$1.70	$1.89

Weighted average shares for earnings per share:
Basic	104,814,817	105,451,306	106,082,024	105,246,995

Diluted	105,617,173	107,011,248	106,927,556	106,879,727

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$326,986	$447,046
Short-term investments	51,138	40,278
Accounts receivable, less allowance of $202,489 and $195,953	1,046,665	927,949
Inventories	81,222	80,173
Other receivables	220,343	198,744
Other current assets	34,756	34,482
Deferred income taxes	228,129	247,578

Total current assets	1,989,239	1,976,250
Property and equipment, net	985,503	939,326
Amortizable intangibles, net	170,831	183,042
Investments in third-party dialysis businesses	18,350	19,446
Long-term investments	7,896	22,562
Other long-term assets	45,745	35,401
Goodwill	3,831,996	3,767,933

	$7,049,560	$6,943,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$207,206	$225,461
Other liabilities	544,229	486,151
Accrued compensation and benefits	345,830	334,961
Current portion of long-term debt	52,195	23,431
Income taxes payable	—	16,492

Total current liabilities	1,149,460	1,086,496
Long-term debt	3,657,118	3,683,887
Other long-term liabilities	83,344	83,448
Alliance and product supply agreement, net	38,642	41,307
Deferred income taxes	181,419	166,055
Minority interests (fair value under potential put obligations—$292,000 and $330,000)	159,698	150,517
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 104,221,739 and 107,130,127 shares outstanding)	135	135
Additional paid-in capital	734,845	707,080
Retained earnings	1,697,175	1,515,290
Treasury stock, at cost (30,640,544 and 27,732,156 shares)	(647,225)	(487,744)
Accumulated other comprehensive loss	(5,051)	(2,511)

Total shareholders’ equity	1,779,879	1,732,250

	$7,049,560	$6,943,960

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$181,885	$201,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105,703	92,848
Valuation gain on alliance and product supply agreement	—	(55,275)
Stock-based compensation expense	19,216	16,326
Tax benefits from stock award exercises	5,264	12,481
Excess tax benefits from stock award exercises	(3,055)	(10,516)
Deferred income taxes	17,171	27,458
Minority interests in income of consolidated subsidiaries	21,934	23,502
Distributions to minority interests	(29,423)	(25,230)
Equity investment losses (income)	523	(538)
Loss (gain) on disposal of assets	4,462	(1,866)
Non-cash debt and non-cash rent charges	6,953	8,430
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(119,996)	(27,427)
Inventories	(301)	19,503
Other receivables and other current assets	(12,493)	(33,793)
Other long-term assets	(10,344)	(5,095)
Accounts payable	(18,255)	(31,146)
Accrued compensation and benefits	4,091	(701)
Other current liabilities	58,078	13,891
Income taxes	(10,057)	(10,292)
Other long-term liabilities	4,178	(234)

Net cash provided by operating activities	225,534	213,932

Cash flows from investing activities:
Additions of property and equipment, net	(145,007)	(104,999)
Acquisitions and purchases of other ownership interests	(69,652)	(6,262)
Proceeds from asset sales	125	622
Purchase of investments available for sale	(1,352)	(21,214)
Purchase of investments held-to-maturity	(15,777)	(15,862)
Proceeds from sale of investments available for sale	5,321	25,403
Proceeds from maturities of investments held-to-maturity	15,462	15
Contributions from minority owners	18,983	13,476
Purchase of intangible assets	(65)	(556)

Net cash used in investing activities	(191,962)	(109,377)

Cash flows from financing activities:
Borrowings	8,397,822	8,227,417
Payments on long-term debt	(8,397,476)	(8,271,098)
Deferred financing costs	(130)	(4,228)
Purchase of treasury stock	(169,673)	—
Excess tax benefits from stock award exercises	3,055	10,516
Stock award exercises and other share issuances, net	12,770	19,538

Net cash used in financing activities	(153,632)	(17,855)

Net (decrease) increase in cash and cash equivalents	(120,060)	86,700
Cash and cash equivalents at beginning of period	447,046	310,202

Cash and cash equivalents at end of period	$326,986	$396,902

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2006	134,862	$135	$630,091	$1,129,621	(30,226)	$(526,920)	$12,997	$1,245,924
Comprehensive income:
Net income				381,778				381,778
Unrealized losses on interest rate swaps, net of tax							(7,169)	(7,169)
Less reclassification of net swap realized gains into net income, net of tax							(8,858)	(8,858)
Unrealized gain on investments, net of tax							4,211	4,211
Less reclassification of net investment realized gains into net income, net of tax							(3,692)	(3,692)

Total comprehensive income								366,270

Cumulative effect of change in accounting principle SFAS Interpretation No. (FIN) 48				3,891				3,891
Stock purchase shares issued			3,831		124	2,160		5,991
Stock unit shares issued			(1,848)		120	2,098		250
Stock options and SSARs exercised			13,429		2,361	41,268		54,697
Stock-based compensation expense			34,149					34,149
Excess tax benefits from stock awards exercised			27,428					27,428
Purchase of treasury stock					(111)	(6,350)		(6,350)

Balance at December 31, 2007	134,862	135	707,080	1,515,290	(27,732)	(487,744)	(2,511)	1,732,250
Comprehensive income:
Net income				181,885				181,885
Unrealized losses on interest rate swaps, net of tax							(3,202)	(3,202)
Less reclassification of net swap realized losses into net income, net of tax							837	837
Unrealized losses on investments, net of tax							(105)	(105)
Less reclassification of net investment realized gains into net income, net of tax							(70)	(70)

Total comprehensive income								179,345

Stock purchase shares issued			2,981		98	1,730		4,711
Stock unit shares issued			138		36	736		874
Stock options and SSARs exercised			2,224		418	7,726		9,950
Stock-based compensation expense			19,216					19,216
Excess tax benefits from stock awards exercised			3,206					3,206
Purchase of treasury stock					(3,461)	(169,673)		(169,673)

Balance at June 30, 2008	134,862	$135	$734,845	$1,697,175	(30,641)	$(647,225)	$(5,051)	$1,779,879

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Prior year balances and amounts have been classified to conform to the current year presentation.

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

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(shares in thousands)
Basic:
Net income	$94,951	$125,024	$181,885	$201,606

Weighted average shares outstanding during the period	104,806	105,406	106,073	105,202
Vested stock units	9	45	9	45

Weighted average shares for basic earnings per share calculation	104,815	105,451	106,082	105,247

Basic net income per share	$0.91	$1.19	$1.71	$1.92

Diluted:
Net income	$94,951	$125,024	$181,885	$201,606

Weighted average shares outstanding during the period	104,806	105,406	106,073	105,202
Vested stock units	9	45	9	45
Assumed incremental shares from stock plans	802	1,560	846	1,633

Weighted average shares for diluted earnings per share calculation	105,617	107,011	106,928	106,880

Diluted net income per share	$0.90	$1.17	$1.70	$1.89

Shares subject to anti-dilutive awards excluded from calculation (1)	10,593	1,547	10,691	1,643

(1)	Shares associated with stock options and stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Stock-based compensation and other equity transactions

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through June 30, 2008 and 2007, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the first

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

six months of 2008, the Company granted 4,076 stock-settled stock appreciation rights with a grant-date fair value of $44,353 and a weighted-average expected life of approximately 3.37 years, and also granted 26 stock units with a grant-date fair value of $1,343 and a weighted-average expected life of approximately 1.25 years.

For the six months ended June 30, 2008 and June 30, 2007, the Company recognized $19,216 and $16,326, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through June 30, 2008 and 2007 was $7,260 and $6,148, respectively. As of June 30, 2008, there was $96,882 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.6 years.

During the six months ended June 30, 2008 and 2007, the Company received $9,950 and $15,483, respectively in cash proceeds from stock option exercises and $5,264 and $12,481, respectively, in actual tax benefits upon the exercise of stock awards.

During the six months ended June 30, 2008, the Company repurchased a total of 3,461 shares of its common stock for $169,673 or an average price of $49.02 per share, pursuant to previously announced authorizations by the Board of Directors. On May 1, 2008, the Company’s Board of Directors authorized an increase of an additional $143,500 of share repurchases of the Company’s common stock. The Company has not repurchased any additional shares of its common stock subsequent to June 30, 2008. As a result of these transactions, the total outstanding authorization for share repurchases is currently $216,600. This stock repurchase program has no expiration date.

4.	Long-term debt

Long-term debt was comprised of the following:

	June 30, 2008	December 31, 2007
Senior secured credit facilities:
Term loan A	$229,250	$229,250
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	13,890	11,047
Capital lease obligations	6,180	6,667

Total debt principal outstanding	3,705,195	3,702,839
Premium on the 6 5/8% senior notes	4,118	4,479

	3,709,313	3,707,318
Less current portion	(52,195)	(23,431)

	$3,657,118	$3,683,887

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Scheduled maturities of long-term debt at June 30, 2008 were as follows:

2008	$20,164
2009	68,012
2010	89,434
2011	66,896
2012	1,706,942
2013	901,167
Thereafter	852,580

As of June 30, 2008, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $786,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 3.08% to 4.27%, resulting in an overall weighted average effective interest rate of 5.37% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, the Company maintains two forward interest rate swap agreements with notional amounts totaling $200,000. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on the Company’s term loan B outstanding debt. These forward interest rate swaps take effect on September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During the first six months of 2008, the Company accrued net charges of $1,370 from these swaps which is included in debt expense. As of June 30, 2008, the total fair value of all of the Company’s interest rate swaps was a liability of $10,388 and is principally included in other long-term liabilities.

Total comprehensive income for the three and six months ended June 30, 2008 was $103,540 and $179,345, including adjustments to other comprehensive income for valuation gains (losses) on interest rate swaps net of amounts reclassified into income of $8,452 and $(2,365), net of tax, respectively, and adjustments to other comprehensive income for unrealized gains (losses) on investments net of amounts reclassified into income of $137 and ($175), net of tax, respectively.

Total comprehensive income for the three and six months ended June 30, 2007 was $124,270 and $201,622, including adjustments to other comprehensive income for valuation gains (losses) on interest rate swaps net of amounts reclassified into income of $2,067 and ($1,409), net of tax, respectively, and adjustments to other comprehensive income for unrealized (losses) gains on investments of ($2,821) and $1,425 net of tax, respectively.

As of June 30, 2008, the interest rates were economically fixed on approximately 40% of the Company’s variable rate debt and approximately 69% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 4.59%, based upon the current margins in effect of 1.50%, as of June 30, 2008.

The Company’s overall average effective interest rate during the second quarter of 2008 was 5.75% and as of June 30, 2008 was 5.68%.

As of June 30, 2008, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $50,000 was committed for outstanding letters of credit. The Company also has undrawn

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

revolving credit facilities totaling $12,800 associated with several of its joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

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

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare) related to historical Gambro Healthcare billing practices and other matters covered by their 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. At least one commercial payor has filed an arbitration demand against the Company, as described below, and additional commercial payors have threatened litigation. The Company intends to defend against these claims vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. Although the ultimate outcome of these claims cannot be predicted at this time, an adverse result in excess of the Company’s established reserves, with respect to one or more of these claims could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals, including

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

EPO. In February 2008, the Attorney General’s Office informed the Company that the criminal investigation has been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada, including the Company, and that such audits will relate to the issues that were the subjects of the criminal investigation. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs. To the Company’s knowledge, no proceedings have been initiated against the Company at this time.

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

The Company has obligations to purchase the interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings attributable to the equity interest put to us, which is intended to be the Company’s best estimate of fair value. During the second quarter of 2008 the Company updated its methodology used to estimate the fair value of these put provisions. The revised methodology now used to estimate the fair values of these put provisions assumes either a predetermined multiple of earnings, or the higher of a liquidation value or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of these put provisions can fluctuate and the implicit multiple of earnings at which these amounts are settled will vary depending upon market conditions including the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests.

The following is a reconciliation of the activity of the put provision obligations during the three and six months ended June 30, 2008:

	Fair value estimates using significant unobservable inputs (Level 3)
	Three months ended June 30, 2008	Six months ended June 30, 2008
Beginning balance	$316,000	$330,000
Changes in fair value and changes due to methodology change	(44,000)	(66,000)
New agreements	20,000	31,000
Purchases pursuant to and exercises of put obligations	—	(3,000)

Balance at June 30, 2008	$292,000	$292,000

Additionally, the Company has certain other potential commitments to provide operating capital to several noncontrolling-owned centers and to third-party centers that the Company operates under administrative service agreements of approximately $28,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-life entities which dissolve after terms of ten to fifty years. As of June 30, 2008, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

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

The Company’s investments consist of the following:

	June 30, 2008			December 31, 2007
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and U.S. treasury notes due within one year	$20,138	$—	$20,138	$19,804	$—	$19,804
Investments in mutual funds	—	38,896	38,896	—	43,036	43,036

	$20,138	$38,896	$59,034	$19,804	$43,036	$62,840

Short-term investments	$20,138	$31,000	$51,138	$19,804	$20,474	$40,278
Long-term investments	—	7,896	7,896	—	22,562	22,562

	$20,138	$38,896	$59,034	$19,804	$43,036	$62,840

The cost of the certificates of deposit and U.S. treasury notes at June 30, 2008 and December 31, 2007 approximates their fair value. As of June 30, 2008 and December 31, 2007, the available for sale investments included $564 and $850 of gross pre-tax unrealized gains, respectively. During the six months ended June 30, 2008, the Company recorded gross pre-tax unrealized losses of $173, or $105, after tax, in other comprehensive income associated with changes in the fair value of the these investments. During the six months ended June 30, 2008, the Company sold investments in mutual funds for net proceeds of $5,321, and recognized a pre-tax gain of $113, or $70 after tax, that was previously recorded in other comprehensive income. During the six months ended June 30, 2007, the Company sold investments in mutual funds and NxStage, Inc. common stock totaling $25,403 and recognized a pre-tax gain of $4,234, or $2,623 after tax, which was previously recorded in other comprehensive income. The pre-tax gains in each year are included in other income.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$38,896	$38,896	$—	$—

Liabilities
Interest rate swap agreements	$10,388	$—	$10,388	$—

Commitments
Business interests subject to put obligations	$292,000	$—	$—	$292,000

The available for sale securities represent investments in various open or closed-ended exchange-traded registered investment company funds, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 7 to the condensed consolidated financial statements for further discussion.

The interest rate swap agreements are recorded at fair value based upon valuation models and a variety of techniques as reported by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap agreements would be materially different than the fair values as currently reported. See Note 4 to the condensed consolidated financial statements for further discussion.

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of the business interests subject to put obligations.

9.	Income taxes

As of June 30, 2008, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $9,802, all of which would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $15,942 from the December 31, 2007 balance of $25,744 primarily due to a tax accounting method change which was initiated during the quarter ending March 31, 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2008, the Company had approximately $1,409 accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

11.	Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, disease management services and full-service special needs plans, as well as clinical research programs. For internal management reporting the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as an operating segment by management in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information as separate financial information which is produced and regularly reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The dialysis and related lab services business qualifies under SFAS No. 131 as a reportable segment, and all of the other ancillary services and strategic initiatives segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer can use to allocate resources and analyze the performance of an operating segment. For internal management reporting, segment operations include segment direct operating expenses with the exception of minority interests expense and stock-based compensation expense.

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment revenues:
Dialysis and related lab services	$1,351,646	$1,283,223	$2,647,957	$2,534,989
Other – Ancillary services and strategic initiatives	55,658	29,512	104,071	55,912

Consolidated revenues	$1,407,304	$1,312,735	$2,752,028	$2,590,901

Segment operating margin (loss):
Dialysis and related lab services	$237,693	$292,861	$466,260	$515,184
Other – Ancillary services and strategic initiatives	(9,594)	(10,674)	(22,306)	(21,360)

Total segment margin	$228,099	$282,187	$443,954	$493,824

Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(9,669)	(8,624)	(19,216)	(16,326)
Minority interests and equity income, net	(12,876)	(12,346)	(22,457)	(22,964)

Consolidated operating income	205,554	261,217	402,281	454,534
Debt expense	(55,320)	(62,911)	(114,386)	(131,781)
Other income	2,987	7,658	7,850	10,853

Consolidated income before income taxes	$153,221	$205,964	$295,745	$333,606

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Summary of assets by segment is as follows:

	June 30, 2008	December 31, 2007
Segment assets
Dialysis and related lab services	$6,804,889	$6,731,647
Other – Ancillary services and strategic initiatives	244,671	212,313

Consolidated assets	$7,049,560	$6,943,960

12.	Condensed consolidating financial statements

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Income

For the three months ended June 30, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$62,562	$1,190,272	$224,800	$(70,330)	$1,407,304
Operating expenses	33,643	1,037,244	188,317	(70,330)	1,188,874
Minority interests and equity income, net	—	—	—	12,876	12,876

Operating income	28,919	153,028	36,483	(12,876)	205,554
Debt (expense)	(56,224)	(45,107)	(1,587)	47,598	(55,320)
Other income	50,445	—	140	(47,598)	2,987
Income tax expense	8,704	48,928	638	—	58,270
Equity earnings in subsidiaries	80,515	22,035	—	(102,550)	—

Net income	$94,951	$81,028	$34,398	$(115,426)	$94,951

For the three months ended June 30, 2007
Net operating revenues	$92,457	$1,132,198	$186,933	$(98,853)	$1,312,735
Operating expenses	54,855	934,620	148,550	(98,853)	1,039,172
Minority interests and equity income, net	—	—	—	12,346	12,346

Operating income	37,602	197,578	38,383	(12,346)	261,217
Debt (expense)	(63,536)	(63,248)	(49)	63,922	(62,911)
Other income	71,300	—	280	(63,922)	7,658
Income tax expense	17,600	62,769	571	—	80,940
Equity earnings in subsidiaries	97,258	25,697	—	(122,955)	—

Net income	$125,024	$97,258	$38,043	$(135,301)	$125,024

For the six months ended June 30, 2008
Net operating revenues	$178,418	$2,344,183	$422,651	$(193,224)	$2,752,028
Operating expenses	108,811	2,052,801	358,902	(193,224)	2,327,290
Minority interests and equity income, net	—	—	—	22,457	22,457

Operating income	69,607	291,382	63,749	(22,457)	402,281
Debt (expense)	(115,638)	(98,089)	(3,304)	102,645	(114,386)
Other income	110,179	—	316	(102,645)	7,850
Income tax expense	24,697	88,510	653	—	113,860
Equity earnings in subsidiaries	142,434	37,501	—	(179,935)	—

Net income	$181,885	$142,284	$60,108	$(202,392)	$181,885

For the six months ended June 30, 2007
Net operating revenues	183,805	2,241,427	361,849	(196,180)	2,590,901
Operating expenses	101,836	1,917,378	290,369	(196,180)	2,113,403
Minority interests and equity income, net	—	—	—	22,964	22,964

Operating income	81,969	324,049	71,480	(22,964)	454,534
Debt (expense)	(133,035)	(132,244)	(473)	133,971	(131,781)
Other income	144,156	—	668	(133,971)	10,853
Income tax expense	36,212	95,217	571	—	132,000
Equity earnings in subsidiaries	144,728	48,140	—	(192,868)	—

Net income	201,606	144,728	71,104	(215,832)	201,606

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of June 30, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$318,367	$—	$8,619	$—	$326,986
Accounts receivable, net	—	895,962	150,703	—	1,046,665
Other current assets	33,606	534,104	47,878	—	615,588

Total current assets	351,973	1,430,066	207,200	—	1,989,239
Property and equipment, net	16,900	805,758	162,845	—	985,503
Amortizable intangibles, net	50,328	118,801	1,702	—	170,831
Investments in subsidiaries	4,549,089	418,677	—	(4,967,766)	—
Receivables from subsidiaries	583,826	—	74,480	(658,306)	—
Other long-term assets and investments	15,554	14,891	41,546	—	71,991
Goodwill	51,810	3,518,995	261,191	—	3,831,996

Total assets	$5,619,480	$6,307,188	$748,964	$(5,626,072)	$7,049,560

Current liabilities	$188,143	$903,195	$58,122	$—	$1,149,460
Payables to parent	—	578,498	79,808	(658,306)	—
Long-term debt and other long-term liabilities	3,651,458	293,386	15,679	—	3,960,523
Minority interests	—	—	—	159,698	159,698
Shareholders’ equity	1,779,879	4,532,109	595,355	(5,127,464)	1,779,879

Total liabilities and shareholders’ equity	$5,619,480	$6,307,188	$748,964	$(5,626,072)	$7,049,560

As of December 31, 2007
Cash and cash equivalents	$443,157	$—	$3,889	$—	$447,046
Accounts receivable, net	—	786,765	141,184	—	927,949
Other current assets	26,528	557,357	17,370	—	601,255

Total current assets	469,685	1,344,122	162,443	—	1 ,976,250
Property and equipment, net	19,317	766,596	153,413	—	939,326
Amortizable intangibles, net	55,629	126,202	1,211	—	183,042
Investments in subsidiaries	4,286,853	427,436	—	(4,714,289)	—
Receivables from subsidiaries	698,868	—	61,015	(759,883)	—
Other long-term assets and investments	22,729	16,052	38,628	—	77,409
Goodwill	49,791	3,476,124	242,018	—	3,767,933

Total assets	$5,602,872	$6,156,532	$658,728	$(5,474,172)	$6,943,960

Current liabilities	$182,419	$856,638	$47,439	$—	$1,086,496
Payables to parent	—	759,883	—	(759,883)	—
Long-term debt and other long-term liabilities	3,688,203	272,488	14,006	—	3,974,697
Minority interests	—	—	—	150,517	150,517
Shareholders’ equity	1,732,250	4,267,523	597,283	(4,864,806)	1,732,250

Total liabilities and shareholders’ equity	$5,602,872	$6,156,532	$658,728	$(5,474,172)	$6,943,960

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$181,885	$142,284	$60,108	$(202,392)	$181,885
Changes in operating assets and liabilities and non cash items included in net income	(268,259)	231,940	(122,424)	202,392	43,649

Net cash (used in) provided by operating activities	(86,374)	374,224	(62,316)	—	225,534

Cash flows from investing activities
Additions of property and equipment, net	(704)	(121,004)	(23,299)	—	(145,007)
Acquisitions and purchases of other ownership interests	(37)	(60,399)	(9,216)	—	(69,652)
Proceeds form divestitures and asset sales	—	125	—	—	125
Purchase of investments and other items	3,969	(28,296)	46,899	—	22,572

Net cash provided by (used in) investing activities	3,228	(209,574)	14,384	—	(191,962)

Cash flows from financing activities
Long-term debt	(2,708)	(346)	3,400	—	346
Intercompany borrowing	115,042	(164,304)	49,262	—	—
Other items	(153,978)	—	—	—	(153,978)

Net cash (used in) provided by financing activities	(41,644)	(164,650)	52,662	—	(153,632)

Net (decrease) increase in cash and cash equivalents	(124,790)	—	4,730	—	(120,060)
Cash and cash equivalents at beginning of period	443,157	—	3,889	—	447,046

Cash and cash equivalents at end of period	$318,367	$—	$8,619	$—	$326,986

For the six months ended June 30, 2007
Cash flows from operating activities
Net income	$201,606	$144,728	$71,104	$(215,832)	$201,606
Changes in operating assets and liabilities and non cash items included in net income	(148,255)	(2,583)	(52,668)	215,832	12,326

Net cash provided by (used in) operating activities	53,351	142,145	18,436	—	213,932

Cash flows from investing activities
Additions of property and equipment, net	—	(80,271)	(24,728)	—	(104,999)
Acquisitions and purchases of other ownership interests	—	(6,262)	—	—	(6,262)
Proceeds form divestitures and asset sales	—	622	—	—	622
Purchase of investments and other items	3,188	(32,269)	30,343	—	1,262

Net cash provided by (used in) investing activities	3,188	(118,180)	5,615	—	(109,377)

Cash flows from financing activities
Long-term debt	(45,630)	(86)	2,035	—	(43,681)
Intercompany borrowing	59,247	(23,879)	(35,368)	—	—
Other items	25,826	—	—	—	25,826

Net cash provided by (used in) financing activities	39,443	(23,965)	(33,333)	—	(17,855)

Net increase (decrease) in cash and cash equivalents	95,982	—	(9,282)	—	86,700
Cash and cash equivalents at beginning of period	299,430	—	10,772	—	310,202

Cash and cash equivalents at end of period	$395,412	$—	$1,490	$—	$396,902

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, revenue estimating risk and our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competition, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, and possible reductions in government payment rates, changes in the structure of and payment rates under the Medicare ESRD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

We operate principally as a dialysis and related lab services business but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consists of infusion therapy services, pharmacy services, vascular access services, disease management services and full service special needs plans, as well as clinical research programs. The dialysis and related lab services business qualifies under SFAS No. 131 as a reportable segment and all of the other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Our consolidated operating results for the second quarter of 2008 compared with the prior sequential quarter and the same quarter of last year were as follows:

Consolidated Operations	Quarter ended						Six months ended
	June 30, 2008		March 31, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	(dollar amounts rounded to nearest million, except per treatment data)

Net operating revenues	$1,407	100%	$1,345	100%	$1,313	100%	$2,752	100%	$2,591	100%

Operating expenses and charges:
Patient care costs	973	69%	930	69%	891	68%	1,903	69%	1,773	68%
General and administrative	125	9%	121	9%	122	9%	246	9%	236	9%
Depreciation and amortization	53	4%	53	4%	47	4%	106	4%	93	4%
Provision for uncollectible	37	3%	35	3%	34	3%	72	3%	68	3%
Minority interest and equity income, net	13	1%	10	1%	12	1%	22	1%	23	1%
Valuation gain on Product Supply Agreement	—	0%	—	0%	(55)	(4)%	—	0%	(55)	(2)%

Total operating expenses and charges	1,202	85%	1,148	85%	1,052	80%	2,350	85%	2,136	83%

Operating income	$206		$197		$261		$402		$455

Dialysis treatments	4,018,763		3,934,777		3,792,419		7,953,540		7,492,690
Average dialysis treatments per treatment day	51,523		50,837		48,621		51,181		48,216
Average dialysis revenue per dialysis treatment (including the lab)	$336		$329		$338		$333		$338

The following table summarizes consolidated net operating revenues:

	Three months ended			Six months ended June 30,
	June 30, 2008	March 31, 2008	June 30, 2007	2008	2007
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,351	$1,297	$1,283	$2,648	$2,535
Other – Ancillary services and strategic initiatives	56	48	30	104	56

Consolidated net operating revenues	$1,407	$1,345	$1,313	$2,752	$2,591

The following table summarizes consolidated operating income:

	Three months ended			Six months ended June 30,
	June 30, 2008	March 31, 2008	June 30, 2007	2008	2007
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$238	$228	$293	$466	$515
Other – Ancillary services and strategic initiatives loss	(10)	(12)	(11)	(22)	(21)

Total segment margin	228	216	282	444	494
Reconciling items:
Stock-based compensation	(9)	(9)	(9)	(19)	(16)
Minority interests and equity income, net	(13)	(10)	(12)	(23)	(23)

Consolidated operating income	$206	$197	$261	$402	$455

Consolidated net operating revenues

Consolidated net operating revenues for the second quarter of 2008 increased by approximately $63 million or approximately 4.7% as compared to the first quarter of 2008. The increase in consolidated net operating revenues was primarily due to an increase in Dialysis and Related Lab Services net revenues of approximately $55 million, principally due to increases in both treatments and average revenue per treatment.

The increases in consolidated net operating revenues of approximately 7.2% and 6.2% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to an increase in Dialysis and Related Lab Services net revenues of 5.2% and 4.4%, respectively, which were primarily due to an increase in the number of treatments, and an increase in net revenues in the Ancillary Services and Strategic Initiatives.

Consolidated operating income

Consolidated operating income for the second quarter of 2008 increased by $9 million or approximately 4.5% as compared to the first quarter of 2008. The increase in consolidated operating income was primarily due to lower operating losses in the Ancillary Services and Strategic Initiatives due to growth in revenue combined with lower direct general and administrative expenses, and a slight increase in operating income in the Dialysis and Related Lab Services.

Consolidated operating income was $206 million for the second quarter of 2008 as compared to $261 million for the second quarter of 2007. The second quarter of 2007 included a valuation gain of $55 million on the alliance and product supply agreement we entered into with Gambro Renal Products in connection with the acquisition of Gambro Healthcare (the Product Supply Agreement). Excluding the valuation gain on the Product Supply Agreement, our consolidated operating income for the second quarter of 2008 was flat compared to the second quarter of 2007, however, consolidated operating income in the second quarter of 2008 was impacted by an increase in our operating costs (mainly labor costs), offset by a decrease in the intensity of physician prescribed pharmaceuticals in the Dialysis and Related Lab Services business.

Consolidated operating income was $402 million for the six months ended June 30, 2008, as compared to $455 million for the six months ended June 30, 2007. The six months ended June 30, 2007 included a valuation gain of $55 million on the Product Supply Agreement as discussed above. Excluding the valuation gain on the Product Supply Agreement, our consolidated operating income for the six months ended June 30, 2008 increased by approximately $2 million compared to the six months ended June 30, 2007. The increase was primarily due to volume growth in revenues outpacing increases in our fixed operating expenses.

Operating segments

Dialysis and Related Lab Services

	Three months ended			Six months ended June 30,
	June 30, 2008	March 31, 2008	June 30, 2007	2008	2007
	(in millions)
Revenues	$1,351	$1,297	$1,283	$2,648	$2,535

Segment margin	$238	$228	$293	$466	$515

Net Operating Revenues

Dialysis and Related Lab Services’ net operating revenues for the second quarter of 2008 increased by approximately $55 million or approximately 4.3% compared with the first quarter of 2008. The increase in net operating revenues was primarily due to an increase in the number of treatment days in the second quarter of 2008, as well as growth in the number of treatments driven primarily by non-acquired treatment growth at existing and new centers and an increase in the average dialysis revenue per treatment. The increase in the average dialysis revenue per treatment in the second quarter of 2008, as compared to the first quarter of 2008, was primarily due to changes in patient mix and rates, an increase in the intensity of physician prescribed pharmaceuticals, and improved collection performance.

The increase in Dialysis and Related Lab Services’ net operating revenues of approximately $68 million and $113 million, or 5.3% and 4.5% in the second quarter of 2008 and for the six months ended June 30, 2008, respectively, as compared to the same periods in 2007, was principally due to an increase in the number of treatments of approximately 5.8% and 6.0%, partially offset by a decrease in the average revenue per treatment of approximately 0.6% and 1.6%, respectively. The increase in the number of treatments was primarily attributable to non-acquired annual treatment growth from existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment in the second quarter of 2008 and for the six months ended June 30, 2008, as compared to the same periods in 2007, was due primarily to decreases in the intensity of physician-prescribed pharmaceuticals, changes in rates and the mix of our non-government payors and changes in the government reimbursement rates for pharmaceuticals, partially offset by an increase in the Medicare composite rate that went effective on April 1, 2007.

Operating Expenses and Charges

Patient care costs. Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $5 as compared to the first quarter of 2008, and increased approximately $3 as compared with the second quarter of 2007. The increase in the per treatment costs in the second quarter of 2008 as compared to the first quarter of 2008 was primarily attributable to an increase in the intensity of physician-prescribed pharmaceuticals and an increase in pharmaceutical and medical supply costs. The increase in the per treatment costs in the second quarter of 2008 as compared to the second quarter of 2007 was primarily attributable to higher labor and related benefits costs, increases in the operating costs of our dialysis centers, and an increase in pharmaceutical costs, partially offset by decreases in the intensity of physician-prescribed pharmaceuticals. On a per treatment basis, patient care costs decreased approximately $2 in the first six months of 2008, as compared to the first six months of 2007, primarily as a result of lower intensities of physician-prescribed pharmaceuticals.

General and administrative expenses. Dialysis and Related Lab Services’ general and administrative expenses for the second quarter of 2008 increased in absolute dollars by approximately $6.6 million from the first quarter of 2008. The increase in the second quarter of 2008 compared to the first quarter of 2008 was due to increases in professional fees including legal and compliance initiatives and labor costs. In absolute dollars, general and administrative expenses decreased by approximately $1.6 million and $2.2 million, respectively, in the second quarter of 2008 and for the six months ended June 30, 2008 as compared to the same periods in 2007. The decreases were primarily due to lower integration expenditures, partially offset by higher labor and benefit costs.

Depreciation and amortization. The increase in depreciation and amortization for Dialysis and Related Lab Services in the second quarter of 2008 as compared to the first quarter of 2008 and the second quarter of 2007 was primarily due to growth through new center developments and expansions. The increase in the second quarter of 2008 as compared to the second quarter of 2007 was also due to an increase in the amortization expense as a result of reductions in the intangible liability associated with the Product Supply Agreement.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for Dialysis and Related Lab Services was 2.6% for all quarters presented. The current provision level of 2.6% may increase if we encounter problems with the upgrade and the recently completed integration of our billing and collecting systems.

Other – Ancillary Services and Strategic Initiatives

	Three months ended			Six months ended June 30,
	June 30, 2008	March 31, 2008	June 30, 2007	2008	2007
Revenues	$56	$48	$30	$104	$56

Segment loss	$(10)	$(12)	$(11)	$(22)	$(21)

Net operating revenues

The Ancillary Services and Strategic Initiatives’ net operating revenues for the second quarter of 2008 increased by approximately $7 million or 15% as compared to the first quarter of 2008, primarily from growth in our pharmacy business.

The increase in net operating revenues in the second quarter of 2008 and for the six months ended June 30, 2008 of approximately $26 million and $48 million, respectively, as compared to the same periods in 2007, was primarily due to growth in our pharmacy, the acquisition of HomeChoice Partners which provides infusion therapy services, and growth in our VillageHealth special needs plans.

Operating expenses

Ancillary Services and Strategic Initiatives’ operating expenses for the second quarter of 2008 increased by approximately $4 million as compared to the first quarter of 2008, primarily due to an increase in pharmaceutical costs and an increase in fixed operating expenses, partially offset by lower professional fees for legal and consulting.

Ancillary Services and Strategic Initiatives’ operating expenses for the second quarter of 2008 and for the six months ended June 30, 2008, increased as compared to the same periods in 2007, primarily due to the acquisition of HomeChoice Partners, higher pharmaceutical costs, additional operating expenses associated with the VillageHealth special need plans becoming effective in early 2008 and higher labor and benefit costs, partially offset by lower professional fees for legal and consulting fees that were incurred in 2007 to establish the special need plans.

Operating margin

Operating margin was impacted by the changes in the components that comprised operating margin as discussed above for each segment.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $9.7 million in the second quarter of 2008 was relatively flat as compared to the first quarter of 2008 and increased by approximately $1.1 million, as compared to the second quarter of 2007, primarily due to additional stock grants awarded during the period.

Stock-based compensation of approximately $19.2 million for the six months ended June 30, 2008 increased by approximately $2.9 million, as compared to the six months ended June 30, 2007, also primarily due to additional stock grants awarded during the period.

Minority interests and equity income, net. Minority interests and equity income net was $12.9 million for the second quarter of 2008, a net increase of approximately $3.3 million and $0.5 million as compared to the first quarter of 2008 and the second quarter of 2007, respectively. The increase in the second quarter of 2008 as compared to the first quarter of 2008 was primarily due to an increase in the profitability of our joint ventures in the second quarter of 2008, as well as an increase in the number of joint ventures. Minority interests and equity income, net decreased by approximately $0.5 million for the six months ended June 30, 2008 as compared to the same period in 2007.

Debt expense. Debt expense of $55.3 million in the second quarter of 2008 decreased by approximately $3.7 million from the first quarter of 2008. The decrease was primarily due to reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt. The overall average effective interest rate for the second quarter of 2008 was 5.75% compared to 6.10% for the first quarter of 2008.

For the three and six months ended June 30, 2008, debt expense decreased by approximately $7.6 million and $17.4 million, respectively, as compared to the same periods in 2007. Debt expense for the six months ended June 30, 2007 included write-offs of deferred financing costs of approximately $4.4 million, associated with principal payments on our term loans. The decreases were attributable to lower interest rates as a result of reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt.

Accounts receivable

Our accounts receivable balances at June 30, 2008 and March 31, 2008 were $1,047 million and $960 million respectively, which represented approximately 70 and 68 days of revenue, respectively, net of bad debt provision. The increase in our DSO was primarily due to the timing of cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the second quarter of 2008 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2008. We are narrowing our operating income guidance for 2008 to a range of $800-$840 million. Our operating income for 2009 is currently projected to be in the range of $820-$880 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, and possible reductions in government payment rates, changes in the structure of and payment rates under Medicare ESRD program which may further reduce Medicare payment rates, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 21 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2008 was $135 million, compared to $126 million during the second quarter of 2007. Non-operating cash outflows for the second quarter of 2008 included capital asset expenditures of $80 million, of which $60 million was for new center developments and relocations, and an additional $61 million for acquisitions. Non-operating cash outflows for the second quarter of 2007 included capital asset expenditures of approximately $56 million, of which $31 million was for new center developments and relocations and an additional $6 million for acquisitions. During the second quarter of 2007, we sold investments in mutual funds and NxStage, Inc. common stock totaling $19.2 million, and recognized a pre-tax gain of $4.2 million. During the second quarter of 2008, we acquired 6 dialysis centers, opened 12 new dialysis centers, closed 4 centers, merged the operations of 2 centers into 2 other existing centers, and discontinued administrative services to one center. During the second quarter of 2007, we acquired 4 centers, opened 10 new dialysis centers and divested one center.

Cash flow from operations during the first six months of 2008 was $226 million, compared to $214 million during the first six months of 2007. Non-operating cash outflows for the first six months of 2008 included capital asset expenditures of $145 million, including $106 million for new center developments and relocations, and an additional $70 million for acquisitions. During the six months ended June 30, 2008, we sold investments in mutual funds totaling $5.3 million, and recognized a pre-tax gain of $0.1 million. Non-operating cash outflows for the first six months of 2007 included capital asset expenditures of approximately $105 million, including $53 million for new center developments and relocations, and an additional $6 million for acquisitions. During the six months ended June 30, 2007, we sold investments in mutual funds and NxStage, Inc. common stock totaling $25.4 million, and recognized a pre-tax gain of $4.2 million. During the first six months of 2008, we acquired 10 centers, opened 39 new dialysis centers, closed four centers, merged the operations of 3 centers into 3 other existing centers, discontinued providing administrative services to one third-party owned center, and provided administrative services to one additional center. During the first six months of 2007, we acquired 4 dialysis centers, opened 21 new dialysis centers, and closed one center.

We expect to spend approximately $110 million to $120 million in 2008 for capital asset expenditures related to routine maintenance items and information technology equipment, and have increased our expected expenditures for new center development, relocations and acquisitions to approximately $250 million to $300 million in 2008. We currently expect to generate approximately $480 million to $530 million of operating cash flow in 2008.

During the six months ended June 30, 2008, we repurchased a total of 3,461,353 shares of our common stock for $169.7 million, or an average price of $49.02 per share, pursuant to previously announced authorizations by the Board of Directors. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. We have not repurchased any additional shares of our common stock subsequent to June 30, 2008. As a result of these transactions, the total outstanding authorization for share repurchases is currently $216.6 million. This stock repurchase program has no expiration date.

As of June 30, 2008, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $786 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, we maintain two forward interest rate swap agreements with notional amounts totaling $200 million. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on our term loan B outstanding debt. These forward interest rate swap agreements take effect on September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During the six months ended June 30, 2008, we accrued net charges of $1.4 million from these swaps which is included in debt expense. As of June 30, 2008, the total fair value of these swaps was a liability of $10.4 million. During the six months ended June 30, 2008, we recorded $2.4 million, net of tax, as a reduction to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of June 30, 2008, the interest rates were economically fixed on approximately 40% of our variable rate debt and approximately 69% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 4.59%, based upon the current margins in effect of 1.50%, as of June 30, 2008.

Our overall average effective interest rate during the second quarter of 2008 was 5.75% and as of June 30, 2008 was 5.68%.

As of June 30, 2008, we have undrawn revolving credit facilities totaling $250 million of which approximately $50 million was committed for outstanding letters of credit. We also have undrawn revolving credit facilities totaling $12.8 million associated with several of our joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned subsidiaries based upon its proportional ownership percentage.

We believe that we will have sufficient liquidity and operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation

Under SFAS No. 123(R) stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the six months ended June 30, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through June 30, 2008 and 2007, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2008, we granted 4.1 million stock-settled stock appreciation rights with a grant date fair value of $44.4 million and with a weighted-average expected life of approximately 3.37 years and also granted 26,395 stock units with a fair value of $1.3 million and a weighted average expected life of approximately 1.25 years.

For the six months ended June 30, 2008 and June 30, 2007, we recognized $19.2 million and $16.3 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses in continuing operations. The estimated tax benefit recorded for stock-based compensation through June 30, 2008 and 2007 was $7.3 million and $6.1 million, respectively. As of June 30, 2008, there was $96.9 million of total estimated unrecognized compensation cost related to nonvested stock- based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.6 years.

During the six months ended June 30, 2008 and 2007, we received $10.0 million and $15.5 million, respectively, in cash proceeds from stock option exercises and $5.3 million and $12.5 million, respectively, in actual tax benefits upon the exercise of stock awards.

Recent developments

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. The legislation provides for an annual update to the composite rate in the amount of 1% in 2009 and in 2010 and introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be under a new bundled payment system which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. The new payment system will provide for a single bundled payment base rate for dialysis services, with an annual inflation adjustment based upon a market basket index, less 1% of such index, beginning in 2012. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in year one or to phase in the payment system over three years.

In February 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients. As a result of the recall, there is only one supplier of heparin and the cost to purchase heparin has significantly increased. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. Recently, an affiliate of Fresenius Medical Care announced an agreement to acquire the sole provider of heparin for the U.S. dialysis market. This could negatively impact our access to and pricing for this critical product.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at the third-party owners’ future discretion within specified periods as outlined in each specific put provision. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us, which is intended to be our best estimate of fair value. During the second quarter of 2008 we updated our methodology used to estimate the fair value of these put provisions. The revised methodology now used to estimate the fair value of the put provisions assumes either a predetermined multiple of earnings, or the higher of a liquidation value or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of these put provisions is a critical accounting estimate that involves significant judgments and assumptions that were used in the calculation of estimating the overall fair values of these put provisions as of June 30, 2008. The methodology we used to estimate the fair values of these put provisions, as described above, may not be indicative of the actual methodology that will be used to settle these amounts on the settlement date, and therefore the fair values of these put provisions could vary significantly from our current estimates. The fair values of these put provisions can also fluctuate and the implicit multiple of earnings at which these amounts are settled will vary depending upon market conditions including the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests. For additional information, see Note 6 to the condensed consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several other third-party owned centers, noncontrolling-owned centers and physician–owned vascular access clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of June 30, 2008 reflecting changes that have occurred with our debt instruments during the first and second quarter of 2008 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$19	$156	$1,773	$1,751	$3,699
Interest payments on senior and senior subordinated notes	61	243	243	183	730
Capital lease obligations	1	1	1	3	6
Operating leases	93	323	257	409	1,082

	$174	$723	$2,274	$2,346	$5,517

Potential cash requirements under existing commitments:
Letters of credit	$50	$—	$—	$—	$50
Acquisition of dialysis centers	113	72	65	42	292
Pay-fixed and forward swaps potential obligations	5	5	—	—	10
Working capital advances to noncontrolling-owned centers and third-party-owned centers under administrative services agreements	28	—	—	—	28

	$196	$77	$65	$42	$380

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of June 30, 2008 bear interest at LIBOR plus margins of 1.50%. The term loan A and the revolving line of credit is adjustable depending upon our achievement of certain financial ratios. At June 30, 2008 our senior secured credit facilities had an overall effective weighted average interest rate of 4.59% including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $89 million of interest over the next twelve months.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with an Alliance and Product Supply Agreement. Our total expenditures for the six months ended June 30, 2008 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Alliance and Product Supply Agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The pay-fixed and forward swaps obligations represent the estimated fair market values of our interest rate swap agreements that are based upon current market conditions that exist as of June 30, 2008, and represent the potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

The settlements of approximately $11 million of existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information, as of June 30, 2008, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2008	2009	2010	2011	2012	2013
	(dollars in millions)
Long term debt:
Fixed rate	$2	$2	$1	$1	$—	$901	$853	$1,760	6.88%	$1,703
Variable rate	$18	$66	$88	$66	$1,707	$—	$—	$1,945	4.59%	$1,945

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2008	2009	2010	2011	2012
	(dollars in millions)
Swaps:
Pay-fixed rate	$786	$196	$401	$189	$—	$—	3.08% to 4.27%	LIBOR	$(7.7)
Forward swaps	$200	$—	$—	$200	$—	$—	4.05% to 4.70%	LIBOR	$(2.7)

As of June 30, 2008, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $786 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. In addition, we maintain two forward interest rate swap agreements with notional amounts totaling $200 million. These forward interest rate swaps will have the economic effect of modifying the LIBOR-based interest rates to fixed rates of 4.05% and 4.70% on our term loan B outstanding debt. These forward interest rate swap agreements take effect on September 30, 2008, require quarterly interest payments beginning in December 2008, and expire in 2010. During the six months ended June 30, 2008, we accrued net charges of $1.4 million from these swaps which is included in debt expense. As of June 30, 2008, the total fair value of these swaps was a liability of $10.4 million. During the six months ended June 30, 2008, we recorded $2.4 million, net of tax, as a reduction to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of June 30, 2008, the interest rates were economically fixed on approximately 40% of our variable rate debt and approximately 69% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 4.59%, based upon the current margins in effect of 1.50% as of June 30, 2008.

Our overall average effective interest rate during the second quarter of 2008 was 5.75% and as of June 30, 2008 was 5.68%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis revenue for the six months ended June 30, 2008 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit. We are experiencing a decrease in some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors and certain payors have become increasingly aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors may decrease or we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. We, along with others in the kidney care community, are resisting such activity through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis revenue for the six months ended June 30, 2008 was generated from patients who have Medicare as their primary payor. Currently, the Medicare End Stage Renal Disease, or ESRD, program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed.

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. The legislation provides for an annual update to the composite rate in the amount of 1% in 2009 and in 2010 and introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be under a new bundled payment system which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. The new payment system will provide for a single bundled payment base rate for dialysis services, with an annual inflation adjustment based upon a market basket index, less 1% of such index, beginning in 2012. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in year one or to phase in the payment system over three years.

We experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. The composite rate adjustment provided for in 2009 and 2010 is not sufficient to compensate for the increases that we experience in operating costs that are subject to inflation. Because the bundled rates that will take effect in 2011 have not been set, we cannot predict whether the established rates, combined with the proposed negative adjustments, will be sufficient to compensate for increases in our operating costs that are subject to inflation. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 4% of our dialysis revenue for the six months ended June 30, 2008 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, limitations on eligibility or other changes to Medicaid programs. Currently, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis revenue for the six months ended June 30, 2008, with EPO accounting for approximately 20% of our dialysis revenue. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA has held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limit reimbursement and which have impacted the prescribing habits of our physicians. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. As a result, we experience variability in EPO utilization by prescribing physicians. Further changes in physician practice patterns and accepted clinical practices, changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies, the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO during the term of our contract. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreement with Amgen for EPO includes potential pricing discounts which depend upon the achievement of certain criteria, we cannot predict whether we will continue to receive the discount structure for EPO that we currently receive, or whether we will continue to achieve the same levels of discounts within that structure as we have historically achieved. Our agreement with Amgen also provides for specific rebates off of list price based on process improvement and data submission and some combination of these factors. Factors that could impact our ability to qualify for the discounts and rebates provided for in our agreement with Amgen in the future include our ability to develop and implement certain process improvements and track certain data elements. Failure to qualify for discounts or meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

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

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other erythropoiesis-stimulating agents, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding utilization and reimbursement. Although we believe our anemia management practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. In August 2007, we received a subpoena from the Office of Inspector General in Houston, Texas for records relating to EPO claims submitted to Medicare. In addition, in August 2007, a complaint was filed against us, Amgen and Fresenius Medical Care Holdings by Sheet Metal Workers National Health Fund and Glenn Randle alleging claims related to the administration and use of EPO and in February 2008 the Attorney General’s Office for the State of Nevada notified us that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada relating to the billing of pharmaceuticals, including EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and could substantially reduce our revenues, earnings and cash flows.

The investigation related to the subpoena we received on March 4, 2005 from the U.S. Attorney’s Office for the Eastern District of Missouri could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of Missouri with respect to the subpoena we received in March 2005, which requested a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies and financial relationships with physicians and joint ventures. We received a related request for additional documents regarding specific medical director and joint venture arrangements in October 2005, a related subpoena in February 2006 requesting documents related to certain patient records regarding the administration and billing of EPO and a request for additional documents related to durable medical equipment and supply companies owned and operated by us in May 2007. It is possible that criminal proceedings may be initiated against us in connection with these inquiries. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

The investigation related to the subpoena we received on October 25, 2004 from the U.S. Attorney’s Office for the Eastern District of New York could result in substantial penalties against us.

We are voluntarily cooperating with the U.S. Attorney’s Office for the Eastern District of New York and the OIG with respect to the subpoena we received in October 2004, which requires production of a wide range of documents relating to our operations, including DaVita Laboratory Services. The subpoena also includes specific requests for documents relating to testing for PTH and to products relating to vitamin D therapies. DVA Renal Healthcare (formerly Gambro Healthcare Inc.) received a similar subpoena in November 2004. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas may require management’s attention and significant legal expense.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and the Stark II physician self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

Because of regulatory considerations unique to each of these states, all of our dialysis operations in New York and some of our dialysis operations in New Jersey are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 5% of our dialysis revenue for the six months ended June 30, 2008. In 2007, changes to New York law were adopted that will permit us to hold licenses to conduct dialysis business directly, but until these changes are implemented and we transfer these operating licenses, we can give no assurances that these arrangements will not be challenged.

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

As of June 30, 2008 we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis revenue. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures during 2008. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the anti-kickback statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri in March 2005, and the related request for additional documents received in October 2005, included requests for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for our more than 109,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs, ESRD full capitation demonstration projects, ESRD special needs plans, and administrative services provided to noncontrolling owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services, as well as the provision of home infusion therapy services which is related to our core competencies. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time prior to becoming profitable. There can be no assurance that any such strategic initiative will ultimately be successful. For example, during 2007 our VillageHealth and pharmacy initiatives generated net operating losses and are expected to generate net operating losses in 2008. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off of our investment in one or more of these activities.

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

We entered into an alliance and product supply agreement with Gambro Renal Products in October 2005 to supply dialysis equipment, machines, dialyzers and certain other products, which was subsequently amended in 2006, in part to permit the termination of our purchase obligations with respect to dialysis machines under certain circumstances. We are no longer obligated under the amended supply agreement to purchase dialysis machines from Gambro Renal Products. All other purchase obligations under the amended supply agreement remain the same and may limit our ability to realize future cost savings in regard to certain products for which we remain obligated to make purchases under the agreement. For the six months ended June 30, 2008, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Planned upgrades to our billing and collections systems and complications associated with the integration of our billing and collections systems could have a material adverse effect on our revenues, cash flows and operating results.

In 2007, we completed the integration of our billing systems into one system and system upgrades continue in 2008. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of the integration of our billing and collection systems and as we complete planned upgrades to our billing and collection systems. Complications related to the integration of our billing and collections systems and associated with the upgrade of our billing and collections systems could result in a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors and noncompliance with reimbursement regulations and could have an adverse impact on the claims review required by the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, described below. The failure to successfully complete the upgrades to the billing and collection systems could have a material adverse effect on our revenues, cash flows and operating results.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide or to which we have committed obligations to make purchases, including Amgen, Fresenius Medical

Care, Gambro Renal Products, Baxter Healthcare Corporation, NxStage, as well as others. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. For example, in February 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients. As a result of the recall, there is only one supplier of heparin and the cost to purchase heparin has significantly increased. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. Recently, an affiliate of Fresenius Medical Care announced an agreement to acquire the sole provider of heparin for the U.S. dialysis market. This could negatively impact our access to and pricing for this critical product. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers, as well as other ancillary services and strategic initiatives. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Provisions in our charter documents, compensation programs and Delaware law may deter a change of control that our stockholders would otherwise determine to be in their best interests.

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent; requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. In addition, in November 2002, the Board of Directors approved a shareholder rights plan that would substantially dilute the interest sought by an acquirer that our Board of Directors does not approve.

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since September 2001. Based on the shares of our common stock outstanding and the market price of our stock on June 30, 2008, these cash bonuses would total approximately $214 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate dollar value of shares that may Yet Be Purchased Under the Plans or Programs (in millions)
April 1—30, 2008	2,120,977	48.90	2,120,977	106.5
May 1—31, 2008	383,133	51.49	383,133	230.3
June 1—30, 2008	274,743	49.92	274,743	216.6

Total	2,778,853	$49.35	2,778,853	216.6

(1)	On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. For the six months ended June 30, 2008, we repurchased 3,461,353 shares of our common stock for a total of $169.7 million, or an average of $49.02 per share. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. We have not repurchased any additional shares of our common stock subsequent to June 30, 2008.

As a result, the total outstanding authorization for share repurchases is currently $216.6 million. This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 9, 2008.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following nominees to our Board of Directors were elected at the meeting with the number of votes cast for each director, against each director or withheld from each director set forth after the director’s respective name:

Name	Votes For	Votes Against	Abstentions
Charles G. Berg	90,413,544	625,140	39,140
Willard W. Brittain, Jr.	90,239,482	797,758	40,584
Nancy-Ann DeParle	86,687,951	4,350,963	38,910
Paul J. Diaz	89,086,004	1,951,998	39,822
Peter T. Grauer	86,520,914	4,491,196	65,714
John M. Nehra	80,101,082	10,946,923	29,819
William L. Roper, M.D.	90,405,530	635,536	36,758
Kent J. Thiry	90,188,559	862,671	26,594
Roger J. Valine	86,776,285	4,262,435	39,104
Richard C. Vaughan	90,423,265	621,477	33,082

Proposal 2 submitted to our stockholders at the meeting was to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2008. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
To ratify the appointment of KPMG LLP as our independent registered public accounting firm	83,787,086	7,178,379	112,359

Items 3 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/S/ JAMES K. HILGER
James K. Hilger
Vice President and Controller*

Date: August 6, 2008

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 6, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.