Form 10-Q
period 2008-09-30
DAVITA INC
filed 2008-11-06
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

September 30, 2008

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

As of October 31, 2008, the number of shares of the Registrant’s common stock outstanding was approximately 103.8 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.9 billion.

DAVITA INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Consolidated Statements of Income for the three and nine months ended September 30, 2008 and September 30, 2007	1

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007	3

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2008 and for the year ended December 31, 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	48

Signature		49

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net operating revenues	$1,447,135	$1,318,381	$4,199,163	$3,909,282
Operating expenses and charges:
Patient care costs	1,005,648	890,243	2,909,143	2,662,841
General and administrative	128,617	120,596	374,581	356,249
Depreciation and amortization	54,970	49,230	160,673	142,078
Provision for uncollectible accounts	37,305	34,107	109,433	101,686
Minority interests and equity income, net	12,711	11,793	35,168	34,757
Valuation gain on alliance and product supply agreement	—	—	—	(55,275)

Total operating expenses and charges	1,239,251	1,105,969	3,588,998	3,242,336

Operating income	207,884	212,412	610,165	666,946
Debt expense	(54,505)	(62,715)	(168,891)	(194,496)
Other income	2,481	6,278	10,331	17,131

Income before income taxes	155,860	155,975	451,605	489,581
Income tax expense	61,950	61,520	175,810	193,520

Net income	$93,910	$94,455	$275,795	$296,061

Earnings per share:
Basic earnings per share	$0.90	$0.89	$2.61	$2.80

Diluted earnings per share	$0.89	$0.88	$2.59	$2.76

Weighted average shares for earnings per share:
Basic	104,556,770	106,171,473	105,569,971	105,558,536

Diluted	105,577,823	107,561,139	106,421,184	107,129,135

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$387,947	$447,046
Short-term investments	51,614	40,278
Accounts receivable, less allowance of $204,594 and $195,953	1,056,691	927,949
Inventories	82,494	80,173
Other receivables	230,073	198,744
Other current assets	36,010	34,482
Deferred income taxes	219,160	247,578

Total current assets	2,063,989	1,976,250
Property and equipment, net	1,011,702	939,326
Amortizable intangibles, net	165,270	183,042
Investments in third-party dialysis businesses	19,239	19,446
Long-term investments	6,930	22,562
Other long-term assets	48,162	35,401
Goodwill	3,856,601	3,767,933

	$7,171,893	$6,943,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$212,661	$225,461
Other liabilities	515,989	486,151
Accrued compensation and benefits	330,838	334,961
Current portion of long-term debt	64,262	23,431
Income taxes payable	—	16,492

Total current liabilities	1,123,750	1,086,496
Long-term debt	3,643,275	3,683,887
Other long-term liabilities	83,494	83,448
Alliance and product supply agreement, net	37,310	41,307
Deferred income taxes	214,477	166,055
Minority interests (fair value subject to potential put obligations—$296,000 and $330,000)	162,908	150,517
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued) Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 104,787,536 and 107,130,127 shares outstanding)	135	135
Additional paid-in capital	755,579	707,080
Retained earnings	1,791,085	1,515,290
Treasury stock, at cost (30,074,747 and 27,732,156 shares)	(635,274)	(487,744)
Accumulated other comprehensive loss	(4,846)	(2,511)

Total shareholders’ equity	1,906,679	1,732,250

	$7,171,893	$6,943,960

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$275,795	$296,061
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	160,673	142,078
Valuation gain on alliance and product supply agreement	—	(55,275)
Stock-based compensation expense	29,975	25,260
Tax benefits from stock award exercises	10,174	27,000
Excess tax benefits from stock award exercises	(5,054)	(23,632)
Deferred income taxes	56,157	25,645
Minority interests in income of consolidated subsidiaries	35,822	35,703
Distributions to minority interests	(43,391)	(35,216)
Equity investment income	(654)	(946)
Loss (gain) on disposal of assets	9,688	(4,944)
Non-cash debt and non-cash rent charges	9,971	11,810
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(130,022)	(32,425)
Inventories	(1,248)	15,144
Other receivables and other current assets	(28,684)	(42,818)
Other long-term assets	(12,761)	(11,921)
Accounts payable	(12,800)	(6,458)
Accrued compensation and benefits	(11,752)	(17,347)
Other current liabilities	29,838	(26,151)
Income taxes	(3,129)	(13,072)
Other long-term liabilities	3,163	1,214

Net cash provided by operating activities	371,761	309,710

Cash flows from investing activities:
Additions of property and equipment, net	(223,851)	(176,078)
Acquisitions and purchases of other ownership interests	(101,166)	(81,782)
Proceeds from asset sales	451	4,643
Purchase of investments available for sale	(1,695)	(21,363)
Purchase of investments held-to-maturity	(19,005)	(20,839)
Proceeds from sale of investments available for sale	5,323	32,138
Proceeds from maturities of investments held-to-maturity	18,728	4,780
Contributions from minority owners	22,749	16,204
Purchase of intangible assets	(65)	(556)

Net cash used in investing activities	(298,531)	(242,853)

Cash flows from financing activities:
Borrowings	12,937,047	10,405,556
Payments on long-term debt	(12,938,297)	(10,451,891)
Deferred financing costs	(130)	(4,462)
Purchase of treasury stock	(169,673)	(6,350)
Excess tax benefits from stock award exercises	5,054	23,632
Stock award exercises and other share issuances, net	33,670	47,756

Net cash (used in) provided by financing activities	(132,329)	14,241

Net (decrease) increase in cash and cash equivalents	(59,099)	81,098
Cash and cash equivalents at beginning of period	447,046	310,202

Cash and cash equivalents at end of period	$387,947	$391,300

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2006	134,862	$135	$630,091	$1,129,621	(30,226)	$(526,920)	$12,997	$1,245,924
Comprehensive income:
Net income				381,778				381,778
Unrealized losses on interest rate swaps, net of tax							(7,169)	(7,169)
Less reclassification of net swap realized gains into net income, net of tax							(8,858)	(8,858)
Unrealized gain on investments, net of tax							4,211	4,211
Less reclassification of net investment realized gains into net income, net of tax							(3,692)	(3,692)

Total comprehensive income								366,270

Cumulative effect of change in accounting principle SFAS Interpretation No. (FIN) 48				3,891				3,891
Stock purchase shares issued			3,831		124	2,160		5,991
Stock unit shares issued			(1,848)		120	2,098		250
Stock options and SSARs exercised			13,429		2,361	41,268		54,697
Stock-based compensation expense			34,149					34,149
Excess tax benefits from stock awards exercised			27,428					27,428
Purchase of treasury stock					(111)	(6,350)		(6,350)

Balance at December 31, 2007	134,862	135	707,080	1,515,290	(27,732)	(487,744)	(2,511)	1,732,250
Comprehensive income:
Net income				275,795				275,795
Unrealized losses on interest rate swaps, net of tax							(3,972)	(3,972)
Less reclassification of net swap realized losses into net income, net of tax							2,243	2,243
Unrealized losses on investments, net of tax							(536)	(536)
Less reclassification of net investment realized gains into net income, net of tax							(70)	(70)

Total comprehensive income								273,460

Stock purchase shares issued			2,981		98	1,730		4,711
Stock unit shares issued			(2,379)		167	3,253		874
Stock options and SSARs exercised			12,716		853	17,160		29,876
Stock-based compensation expense			29,975					29,975
Excess tax benefits from stock awards exercised			5,206					5,206
Purchase of treasury stock					(3,461)	(169,673)		(169,673)

Balance at September 30, 2008	134,862	$135	$755,579	$1,791,085	(30,075)	$(635,274)	$(4,846)	$1,906,679

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Prior year balances and amounts have been classified to conform to the current year presentation.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

2.	Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock options, stock-settled stock appreciation rights and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(shares in thousands)
Basic:
Net income	$93,910	$94,455	$275,795	$296,061

Weighted average shares outstanding during the period	104,548	106,126	105,561	105,514
Vested stock units	9	45	9	45

Weighted average shares for basic earnings per share calculation	104,557	106,171	105,570	105,559

Basic net income per share	$0.90	$0.89	$2.61	$2.80

Diluted:
Net income	$93,910	$94,455	$275,795	$296,061

Weighted average shares outstanding during the period	104,548	106,126	105,561	105,514
Vested stock units	9	45	9	45
Assumed incremental shares from stock plans	1,021	1,390	851	1,570

Weighted average shares for diluted earnings per share calculation	105,578	107,561	106,421	107,129

Diluted net income per share	$0.89	$0.88	$2.59	$2.76

Shares subject to anti-dilutive awards excluded from calculation (1)	6,333	305	10,218	930

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Stock-based compensation and other equity transactions

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through September 30, 2008 and 2007, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the first nine months of 2008, the Company granted 4,491 stock-settled stock appreciation rights with a grant-date fair value of $49,337 and a weighted-average expected life of approximately 3.35 years, and also granted 33 stock units with a grant-date fair value of $1,699 and a weighted-average expected life of approximately 1.24 years.

For the nine months ended September 30, 2008 and September 30, 2007, the Company recognized $29,975 and $25,260, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through September 30, 2008 and 2007 was $11,306 and $9,475, respectively. As of September 30, 2008, there was $90,065 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2008 and 2007, the Company received $29,876 and $41,275, respectively in cash proceeds from stock option exercises and $10,174 and $27,000, respectively, in actual tax benefits upon the exercise of stock awards.

During the first nine months of 2008, the Company repurchased a total of 3,461 shares of its common stock for $169,673 or an average price of $49.02 per share, pursuant to previously announced authorizations by the Board of Directors. On May 1, 2008, the Company’s Board of Directors authorized an increase of an additional $143,500 of share repurchases of the Company’s common stock. The Company did not repurchase any additional shares of its common stock during the third quarter of 2008. However, during October 2008, the Company repurchased 1,028 shares of its common stock for $50,000, or an average price of $48.66 per share. As a result of these transactions, the total outstanding authorization for share repurchases is currently $166,600. This stock repurchase program has no expiration date.

4.	Long-term debt

Long-term debt was comprised of the following:

	September 30, 2008	December 31, 2007
Senior secured credit facilities:
Term loan A	$227,500	$229,250
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	14,303	11,047
Capital lease obligations	5,921	6,667

Total debt principal outstanding	3,703,599	3,702,839
Premium on the 6 5/8% senior notes	3,938	4,479

	3,707,537	3,707,318
Less current portion	(64,262)	(23,431)

	$3,643,275	$3,683,887

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Scheduled maturities of long-term debt at September 30, 2008 were as follows:

2008	$17,568
2009	69,012
2010	89,433
2011	66,896
2012	1,706,942
2013	901,167
Thereafter	852,581

During the third quarter of 2008, the Company made a mandatory principle payment of $1,750 on the term loan A.

As of September 30, 2008, the Company maintained a total of ten interest rate swap agreements with amortizing notional amounts totaling $834,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 3.08% to 4.70%, resulting in an overall weighted average effective interest rate of 5.51% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the first nine months of 2008, the Company accrued net charges of $3,671 from these swaps which is included in debt expense. As of September 30, 2008, the total fair value of all of the Company’s interest rate swaps was a liability of $9,306 and is principally included in other long-term liabilities.

Total comprehensive income for the three and nine months ended September 30, 2008 was $94,115 and $273,460, including adjustments to other comprehensive income for valuation gains (losses) on interest rate swaps net of amounts reclassified into income of $636 and $(1,729), net of tax, respectively, and adjustments to other comprehensive income for unrealized losses on investments net of amounts reclassified into income of ($431) and ($606), net of tax, respectively.

Total comprehensive income for the three and nine months ended September 30, 2007 was $86,452 and $288,074, including reductions to other comprehensive income for valuation losses on interest rate swaps net of amounts reclassified into income of $7,098 and $8,506, net of tax, respectively, and adjustments to other comprehensive income for unrealized (losses) gains on investments, net of amounts reclassified into income of ($905) and $519 net of tax, respectively.

As of September 30, 2008, the interest rates were economically fixed on approximately 43% of the Company’s variable rate debt and approximately 70% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.39%, based upon the current margins in effect of 1.50%, as of September 30, 2008.

The Company’s overall average effective interest rate during the third quarter of 2008 was 5.66% and as of September 30, 2008 was 6.09%.

As of September 30, 2008, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $47,001 was committed for outstanding letters of credit. The Company also has undrawn

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

revolving credit facilities totaling $10,000 associated with several of its joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

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

United States Attorney inquiries

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to Epogen®, or EPO, claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. In addition, on November 4, 2008, the Company received a verbal notice of a forthcoming civil inquiry from the Department of Justice and the U.S. Attorney’s Office for the Northern District of Georgia relating to the administration of iron and vitamin D pharmaceuticals. The Company expects to receive a request to produce documents and other information and such request may come in the form of a subpoena. The Company intends to cooperate with any such request. To the Company’s knowledge, no proceedings have been initiated against the Company in any of the aforementioned inquiries at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

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

The Company has obligations to purchase the interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of cash flow or earnings attributable to the equity interest put to the Company, which is intended to approximate fair value. During the second quarter of 2008 the Company updated its methodology used to estimate the fair value of these put provisions. The revised methodology now used to estimate the fair values of these put provisions assumes either a predetermined multiple of earnings, or the higher of a liquidation value or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of these put provisions can fluctuate and the implicit multiple of earnings at which these obligations may be ultimately settled will vary depending upon market conditions including the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests.

The following is a reconciliation of the activity of the put provision obligations during the three and nine months ended September 30, 2008:

	Fair value estimates using significant unobservable inputs (Level 3)
	Three months ended September 30, 2008	Nine months ended September 30, 2008
Beginning balance	$292,000	$330,000
Changes in fair value and changes due to methodology change	4,000	(68,000)
New agreements	—	37,000
Purchases pursuant to and exercises of put obligations	—	(3,000)

Balance at September 30, 2008	$296,000	$296,000

Additionally, the Company has certain other potential commitments to provide operating capital to several nonconsolidated investments and to third-party owned centers and clinics that the Company operates under administrative service agreements of approximately $25,500.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-life entities which dissolve after terms of ten to fifty years. As of September 30, 2008, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

7.	Investments

In accordance with SFAS No. 115 and based on the Company’s intentions and strategy involving investments, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and certain other debt securities classified as available for sale are recorded at fair value.

The Company’s investments consist of the following:

	September 30, 2008			December 31, 2007
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and U.S. treasury notes due within one year	$20,014	$—	$20,014	$19,804	$—	$19,804
Investments in mutual funds	—	38,530	38,530	—	43,036	43,036

	$20,014	$38,530	$58,544	$19,804	$43,036	$62,840

Short-term investments	$20,014	$31,600	$51,614	$19,804	$20,474	$40,278
Long-term investments	—	6,930	6,930	—	22,562	22,562

	$20,014	$38,530	$58,544	$19,804	$43,036	$62,840

The cost of the certificates of deposit and U.S. treasury notes at September 30, 2008 and December 31, 2007 approximates their fair value. As of September 30, 2008 and December 31, 2007, the available for sale investments included ($142) of gross pre-tax unrealized losses and $850 of gross pre-tax unrealized gains, respectively. During the nine months ended September 30, 2008, the Company recorded gross pre-tax unrealized losses of ($878), or ($536), after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2008, the Company sold investments in mutual funds for net proceeds of $5,323, and recognized a pre-tax gain of $114, or $70 after tax, that was previously recorded in other comprehensive income. During the nine months ended September 30, 2007, the Company sold investments in mutual funds and NxStage, Inc. common stock totaling $32,138 and recognized a pre-tax gain of $6,036, or $3,688 after tax, which was previously recorded in other comprehensive income. The pre-tax gains in each year are included in other income.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$38,530	$38,530	$—	$—

Liabilities
Interest rate swap agreements	$9,306	$—	$9,306	$—

Commitments
Business interests subject to put obligations	$296,000	$—	$—	$296,000

The available for sale securities represent investments in various open or closed-ended registered investment companies, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 7 to the condensed consolidated financial statements for further discussion.

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

As of September 30, 2008, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $10,177, all of which would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $15,567 from the December 31, 2007 balance of $25,744 primarily due to a tax accounting method change which was initiated during the quarter ending March 31, 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2008, the Company had approximately $1,520 accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

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

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, physician services, disease management services and full-service special needs plans, as well as clinical research programs. For internal management reporting the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, as separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The dialysis and related lab services business qualifies under SFAS No. 131 as a reportable segment, and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of an operating segment. For internal management reporting, segment operations include direct segment operating expenses with the exception of minority interests expense and stock-based compensation expense.

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Segment revenues:
Dialysis and related lab services (1)	$1,377,977	$1,285,596	$4,025,934	$3,820,585
Other – Ancillary services and strategic initiatives	69,158	32,785	173,229	88,697

Consolidated revenues	$1,447,135	$1,318,381	$4,199,163	$3,909,282

Segment operating margin (loss):
Dialysis and related lab services	$236,062	$247,256	$702,322	$762,440
Other – Ancillary services and strategic initiatives	(4,708)	(14,117)	(27,014)	(35,477)

Total segment margin	$231,354	$233,139	$675,308	$726,963
Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(10,759)	(8,934)	(29,975)	(25,260)
Minority interests and equity income, net	(12,711)	(11,793)	(35,168)	(34,757)

Consolidated operating income	207,884	212,412	610,165	666,946
Debt expense	(54,505)	(62,715)	(168,891)	(194,496)
Other income	2,481	6,278	10,331	17,131

Consolidated income before income taxes	$155,860	$155,975	$451,605	$489,581

(1)	Includes management fees related to providing management and administrative services to nonconsolidated investments and third-party owned dialysis centers.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Summary of assets by segment is as follows:

	September 30, 2008	December 31, 2007
Segment assets
Dialysis and related lab services	$6,915,973	$6,731,647
Other – Ancillary services and strategic initiatives	255,920	212,313

Consolidated assets	$7,171,893	$6,943,960

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Income

For the three months ended September 30, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net operating revenues	$92,199	$1,226,156	$228,496	$(99,716)	$1,447,135
Operating expenses	59,243	1,077,174	189,839	(99,716)	1,226,540
Minority interests and equity income, net	—	—	—	12,711	12,711

Operating income	32,956	148,982	38,657	(12,711)	207,884
Debt (expense)	(55,565)	(43,574)	(1,832)	46,466	(54,505)
Other income	48,718	—	229	(46,466)	2,481
Income tax expense (benefit)	10,413	51,743	(206)	—	61,950
Equity earnings in subsidiaries	78,214	23,487	—	(101,701)	—

Net income	$93,910	$77,152	$37,260	$(114,412)	$93,910

For the three months ended September 30, 2007
Net operating revenues	$89,613	$1,135,618	$188,032	$(94,882)	$1,318,381
Operating expenses	52,388	978,192	158,478	(94,882)	1,094,176
Minority interests and equity income, net	—	—	—	11,793	11,793

Operating income	37,225	157,426	29,554	(11,793)	212,412
Debt (expense)	(63,535)	(61,609)	(1,566)	63,995	(62,715)
Other income	70,112	—	161	(63,995)	6,278
Income tax expense	17,313	44,203	4	—	61,520
Equity earnings in subsidiaries	67,966	15,879	—	(83,845)	—

Net income	$94,455	$67,493	$28,145	$(95,638)	$94,455

For the nine months ended September 30, 2008
Net operating revenues	$270,617	$3,570,339	$651,147	$(292,940)	$4,199,163
Operating expenses	168,054	3,129,975	548,741	(292,940)	3,553,830
Minority interests and equity income, net	—	—	—	35,168	35,168

Operating income	102,563	440,364	102,406	(35,168)	610,165
Debt (expense)	(171,203)	(141,663)	(5,136)	149,111	(168,891)
Other income	158,897	—	545	(149,111)	10,331
Income tax expense	35,110	140,253	447	—	175,810
Equity earnings in subsidiaries	220,648	60,988	—	(281,636)	—

Net income	$275,795	$219,436	$97,368	$(316,804)	$275,795

For the nine months ended September 30, 2007
Net operating revenues	$273,418	$3,377,045	$549,881	$(291,062)	$3,909,282
Operating expenses	154,224	2,895,570	448,847	(291,062)	3,207,579
Minority interests and equity income, net	—	—	—	34,757	34,757

Operating income	119,194	481,475	101,034	(34,757)	666,946
Debt (expense)	(196,570)	(193,853)	(2,039)	197,966	(194,496)
Other income	214,268	—	829	(197,966)	17,131
Income tax expense	53,525	139,420	575	—	193,520
Equity earnings in subsidiaries	212,694	64,019	—	(276,713)	—

Net income	$296,061	$212,221	$99,249	$(311,470)	$296,061

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of September 30, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$375,655	$—	$12,292	$—	$387,947
Accounts receivable, net	—	911,473	145,218	—	1,056,691
Other current assets	30,431	543,316	45,604	—	619,351

Total current assets	406,086	1,454,789	203,114	—	2,063,989
Property and equipment, net	15,402	832,916	163,384	—	1,011,702
Amortizable intangibles, net	47,558	116,119	1,593	—	165,270
Investments in subsidiaries	4,675,445	421,171	—	(5,096,616)	—
Receivables from subsidiaries	487,771	—	91,957	(579,728)	—
Other long-term assets and investments	14,607	15,230	44,494	—	74,331
Goodwill	51,817	3,543,896	260,888	—	3,856,601

Total assets	$5,698,686	$6,384,121	$765,430	$(5,676,344)	$7,171,893

Current liabilities	$165,280	$890,751	$67,719	$—	$1,123,750
Payables to parent	—	500,064	79,664	(579,728)	—
Long-term debt and other long-term liabilities	3,626,727	335,902	15,927	—	3,978,556
Minority interests	—		—	162,908	162,908
Shareholders’ equity	1,906,679	4,657,404	602,120	(5,259,524)	1,906,679

Total liabilities and shareholders’ equity	$5,698,686	$6,384,121	$765,430	$(5,676,344)	$7,171,893

As of December 31, 2007
Cash and cash equivalents	$443,157	$—	$3,889	$—	$447,046
Accounts receivable, net	—	786,765	141,184	—	927,949
Other current assets	26,528	557,357	17,370	—	601,255

Total current assets	469,685	1,344,122	162,443	—	1 ,976,250
Property and equipment, net	19,317	766,596	153,413	—	939,326
Amortizable intangibles, net	55,629	126,202	1,211	—	183,042
Investments in subsidiaries	4,286,853	427,436	—	(4,714,289)	—
Receivables from subsidiaries	698,868	—	61,015	(759,883)	—
Other long-term assets and investments	22,729	16,052	38,628	—	77,409
Goodwill	49,791	3,476,124	242,018	—	3,767,933

Total assets	$5,602,872	$6,156,532	$658,728	$(5,474,172)	$6,943,960

Current liabilities	$182,419	$856,638	$47,439	$—	$1,086,496
Payables to parent	—	759,883	—	(759,883)	—
Long-term debt and other long-term liabilities	3,688,203	272,488	14,006	—	3,974,697
Minority interests	—	—	—	150,517	150,517
Shareholders’ equity	1,732,250	4,267,523	597,283	(4,864,806)	1,732,250

Total liabilities and shareholders’ equity	$5,602,872	$6,156,532	$658,728	$(5,474,172)	$6,943,960

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2008	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities
Net income	$275,795	$219,436	$97,368	$(316,804)	$275,795
Changes in operating assets and liabilities and non cash items included in net income	(421,137)	339,594	(139,295)	316,804	95,966

Net cash (used in) provided by operating activities	(145,342)	559,030	(41,927)	—	371,761

Cash flows from investing activities
Additions of property and equipment, net	(1,308)	(191,272)	(31,271)	—	(223,851)
Acquisitions and purchases of other ownership interests	(39)	(91,906)	(9,221)	—	(101,166)
Proceeds form divestitures and asset sales	—	451	—	—	451
Purchase of investments and other items	3,628	(33,121)	55,528	—	26,035

Net cash provided by (used in) investing activities	2,281	(315,848)	15,036	—	(298,531)

Cash flows from financing activities
Long-term debt, net	(4,459)	(444)	3,653	—	(1,250)
Intercompany borrowing	211,097	(242,738)	31,641	—	—
Other items	(131,079)	—	—	—	(131,079)

Net cash provided by (used in) financing activities	75,559	(243,182)	35,294	—	(132,329)

Net (decrease) increase in cash and cash equivalents	(67,502)	—	8,403	—	(59,099)
Cash and cash equivalents at beginning of period	443,157	—	3,889	—	447,046

Cash and cash equivalents at end of period	$375,655	$—	$12,292	$—	$387,947

For the nine months ended September 30, 2007
Cash flows from operating activities
Net income	$296,061	$212,221	$99,249	$(311,470)	$296,061
Changes in operating assets and liabilities and non cash items included in net income	(315,542)	96,813	(79,092)	311,470	13,649

Net cash (used in) provided by operating activities	(19,481)	309,034	20,157	—	309,710

Cash flows from investing activities
Additions of property and equipment, net	(3,561)	(134,238)	(38,279)	—	(176,078)
Acquisitions and purchases of other ownership interests	(68,534)	(13,248)	—	—	(81,782)
Proceeds form divestitures and asset sales	—	4,643	—	—	4,643
Purchase of investments and other items	10,775	(54,345)	53,934	—	10,364

Net cash (used in) provided by investing activities	(61,320)	(197,188)	15,655	—	(242,853)

Cash flows from financing activities
Long-term debt, net	(902)	(160)	1,016	—	(46)
Intercompany borrowing	157,095	(111,686)	(45,409)	—	—
Other items	14,287	—	—	—	14,287

Net cash provided by (used in) financing activities	170,480	(111,846)	(44,393)	—	14,241

Net increase (decrease) in cash and cash equivalents	89,679	—	(8,581)	—	81,098
Cash and cash equivalents at beginning of period	299,430	—	10,772	—	310,202

Cash and cash equivalents at end of period	$389,109	$—	$2,191	$—	$391,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, revenue estimating risk and our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competition, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, changes in government payment rates or the structure of payments under the Medicare ESRD program may result in lower reimbursement for services we provide to Medicare patients and could have a material impact on our overall profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

We operate principally as a dialysis and related lab services business but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consists of infusion therapy services, pharmacy services, vascular access services, physician services, disease management services and full-service special needs plans, as well as clinical research programs. The dialysis and related lab services business qualifies under SFAS No. 131 as a reportable segment and all of the other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Our consolidated operating results for the third quarter of 2008 compared with the prior sequential quarter and the same quarter of last year and the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 were as follows:

Consolidated Operations	Quarter ended						Nine months ended
	September 30, 2008		June 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	(dollar amounts rounded to nearest million, except per treatment data)

Net operating revenues	$1,447	100%	$1,407	100%	$1,318	100%	$4,199	100%	$3,909	100%

Operating expenses and charges:
Patient care costs	1,006	70%	973	69%	890	68%	2,909	69%	2,663	68%
General and administrative	129	9%	125	9%	121	9%	375	9%	356	9%
Depreciation and amortization	55	4%	53	4%	49	4%	161	4%	142	4%
Provision for uncollectible	37	3%	37	3%	34	3%	109	3%	102	3%
Minority interest and equity income, net	13	1%	13	1%	12	1%	35	1%	35	1%
Valuation gain on Product Supply Agreement	—	0%	—	0%	—	0%	—	0%	(55)	(1)%

Total operating expenses and charges	1,239	86%	1,202	85%	1,106	80%	3,589	86%	3,242	83%

Operating income	$208		$206		$212		$610		$667

Dialysis treatments	4,091,099		4,018,763		3,842,763		12,044,639		11,335,453
Average dialysis treatments per treatment day	51,786		51,523		49,266		51,385		48,567
Average dialysis revenue per dialysis treatment (including lab services)	$336		$336		$334		$334		$336

The following table summarizes consolidated net operating revenues:

	Three months ended			Nine months ended September 30,
	September 30, 2008	June 30, 2008	September 30, 2007	2008	2007
	(dollar amounts rounded to nearest million)

Dialysis and related lab services	$1,378	$1,351	$1,285	$4,026	$3,820
Other – Ancillary services and strategic initiatives	69	56	33	173	89

Consolidated net operating revenues	$1,447	$1,407	$1,318	$4,199	$3,909

The following table summarizes consolidated operating income:

	Three months ended			Nine months ended September 30,
	September 30, 2008	June 30, 2008	September 30, 2007 (1)	2008	2007 (1)
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$236	$238	$247	$702	$762
Other – Ancillary services and strategic initiatives loss	(5)	(10)	(14)	(27)	(35)

Total segment margin	231	228	233	675	727
Reconciling items:
Stock-based compensation	(11)	(9)	(9)	(30)	(25)
Minority interests and equity income, net	(13)	(13)	(12)	(35)	(35)

Consolidated operating income	208	206	212	610	667
Reconciliation of non-GAAP measures:
Less: Gains on insurance settlements	—	—	(7)	—	(7)
Valuation gain on the Product Supply Agreement	—	—	—	—	(55)

Non-GAAP consolidated operating income	$208	$206	$205	$610	$605

(1)

We have excluded valuation gains on the Product Supply Agreement and gains on insurance settlements from Hurricane Katrina from non-GAAP adjusted consolidated operating income in 2007 because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income as it excludes a non-recurring non-cash gain that resulted from the termination of our purchase obligation for dialysis machines from Gambro Renal Products Inc. under the Product Supply Agreement as well as an unusual insurance gain, and therefore is more meaningful and comparable to our current and prior period results and is indicative of our normal consolidated operating income.

Consolidated net operating revenues

Consolidated net operating revenues for the third quarter of 2008 increased by approximately $40 million or approximately 2.8% as compared to the second quarter of 2008. The increase in consolidated net operating revenues was primarily due to an increase in Dialysis and Related Lab Services net revenues of approximately $27 million, principally due to increased treatments and an increase of approximately $13 million in the Ancillary Services and Strategic Initiatives net revenues primarily from growth in our pharmacy and in our VillageHealth special needs plans.

The increases in consolidated net operating revenues of approximately 9.8% and 7.4% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to an increase in Dialysis and Related Lab Services net revenues of 7.2% and 5.4%, respectively, which were primarily due to an increase in the number of treatments, with the balance of the increase from the Ancillary Services and Strategic Initiatives.

Consolidated operating income

Consolidated operating income for the third quarter of 2008 increased by approximately $2 million or approximately 1.1% as compared to the second quarter of 2008. The increase in consolidated operating income was primarily due to lower operating losses in the Ancillary Services and Strategic Initiatives, due to growth in revenue combined with lower direct general and administrative expenses. These lower operating losses were offset by a decrease in the Dialysis and Related Lab Services operating income, which decreased primarily due to an increase in labor, the effects of two hurricanes that occurred during the third quarter of 2008, an increase in pharmaceutical costs and the timing of certain operating center costs.

Consolidated operating income was $208 million for the third quarter of 2008 as compared to $212 million for the third quarter of 2007. The third quarter of 2007 included a $7 million insurance settlement from Hurricane Katrina, and excluding this item consolidated operating income for the third quarter of 2007 would have been approximately $205 million. This slight increase of $3 million as adjusted in consolidated operating income was primarily related to the same factors discussed above. See reconciliation above.

Consolidated operating income was $610 million for the nine months ended September 30, 2008, as compared to $667 million for the nine months ended September 30, 2007. The nine months ended September 30, 2007 included a valuation gain of $55 million on the alliance and product supply agreement we entered into with Gambro Renal Products in connection with the acquisition of Gambro Healthcare (the Product Supply Agreement) and the $7 million insurance settlement related to Hurricane Katrina. Excluding the valuation gain on the Product Supply Agreement and the insurance settlement, our consolidated operating income for the nine months ended September 30, 2008 would have increased by approximately $5 million compared to the nine months ended September 30, 2007. The increase was primarily due to treatment growth in revenue combined with growth in revenue in the Ancillary Services and Strategic Initiatives outpacing increases in our operating expenses. However, our consolidated operating income for the nine months ended September 30, 2008 was negatively affected by the events and factors that occurred in the Dialysis and Related Lab Services in the third quarter of 2008, as discussed above. See reconciliation above.

Operating segments

Dialysis and Related Lab Services

	Three months ended			Nine months ended September 30,
	September 30, 2008	June 30, 2008	September 30, 2007	2008	2007
	(in millions)
Revenues	$1,378	$1,351	$1,285	$4,026	$3,820

Segment margin	$236	$238	$247	$702	$762

Net Operating Revenues

Dialysis and Related Lab Services’ net operating revenues for the third quarter of 2008 increased by approximately $27 million or approximately 1.9% compared with the second quarter of 2008. The increase in net operating revenues was primarily due to an increase in the number of treatment days in the third quarter of 2008, as well as growth in the number of treatments driven primarily by non-acquired treatment growth at existing and new centers, a slight increase in the average dialysis revenue per treatment, partially offset by a decrease in the number of treatments due to the impact of Hurricanes Gustav and Ike. The increase in the average dialysis revenue per treatment in the third quarter of 2008, as compared to the second quarter of 2008, was primarily due to changes in mix and rates of our non-government payors, and improved collection performance.

Dialysis and Related Lab Services’ net operating revenues increased by approximately $92 million or 7.2% in the third quarter of 2008 as compared to the same period in 2007. The increase in net operating revenues in the third quarter of 2008 was principally due to an increase in the number of treatments of approximately 6.2% and an increase in the average revenue per treatment of approximately 1%. The increase in the number of treatments was primarily attributable to an increase in the number of treatment days in the third quarter of 2008, as well as growth in the number of treatments primarily by non-acquired annual treatment growth at existing and new centers and growth through acquisitions, partially offset by a decrease in the number of treatments due to the impact of the Hurricanes Gustav and Ike. The increase in the average dialysis revenue per treatment in the third quarter of 2008 as compared to the third quarter of 2007 was due primarily to an increase in our non-government payment rates partially offset by decreases in the intensity of physician-prescribed pharmaceuticals and changes in the mix of our non-government payors.

Dialysis and Related Lab Services’ net operating revenues increased by approximately $205 million or 5.4% for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase in net operating revenues for the nine months ended September 30, 2008 was principally due to an increase in the number of treatments of approximately 6.2%, partially offset by a decrease in the average revenue per treatment of approximately 0.8%. The increase in the number of treatments was primarily attributable to the same factors discussed above. The decrease in the average dialysis revenue per treatment for the nine months ended September 30, 2008 as compared to the same period of 2007 was primarily due to changes in the mix of our non-government reimbursement rates, decreases in the intensity of physician-prescribed pharmaceuticals, partially offset by an increase in the Medicare composite rate.

Operating Expenses and Charges

Patient care costs. Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $2 in the third quarter of 2008, as compared to the second quarter of 2008. The increase in the per treatment costs in the third quarter of 2008 as compared to the second quarter of 2008 was primarily attributable to an increase in labor rates and additional labor hours as a result of lower productivity during the quarter, the effects of Hurricanes Gustav and Ike, an increase in pharmaceutical costs and the timing of certain operating center costs.

Dialysis and related Lab Services’ patient care costs on a per treatment basis increased by approximately $9 and $2 in the third quarter of 2008 and for the nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increases in the per treatment costs in both periods were primarily attributable to the same factors as discussed above. In addition, we experienced an increase in the operating costs of our dialysis centers due to a large number of new centers that have opened during these periods, an increase as a result of the third quarter of 2007 benefiting from the insurance settlements from Hurricane Katrina, partially offset by decreases in the intensity of physician-prescribed pharmaceuticals.

General and administrative expenses. Dialysis and Related Lab Services’ general and administrative expenses for the third quarter of 2008 increased in absolute dollars by approximately $1.9 million from the second quarter of 2008. The increase in the third quarter of 2008 compared to the second quarter of 2008 was due to increases in labor costs and the timing of certain other expenditures. In absolute dollars, general and administrative expenses increased by approximately $4.4 million and $2.2 million, respectively, in the third quarter of 2008 and for the nine months ended September 30, 2008 as compared to the same periods in 2007. The increases were primarily due to higher labor and benefit costs, partially offset by lower integration expenditures that were completed by the end of 2007.

Depreciation and amortization. The increase in depreciation and amortization for Dialysis and Related Lab Services in the third quarter of 2008 as compared to the second quarter of 2008 and the third quarter of 2007 was primarily due to growth through new center developments and expansions. The increase in depreciation and amortization for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 was primarily due to growth through new center developments and expansions and an increase in the amortization expense as a result of reductions in the intangible liability associated with the Product Supply Agreement.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for Dialysis and Related Lab Services was 2.6% for all quarters presented. The current provision level of 2.6% may increase if we encounter problems with the upgrade of our billing systems and the recently completed integration of our billing and collecting systems.

Operating income.

Dialysis and Related Lab Services operating income for the third quarter of 2008 decreased by approximately $2 million and $11 million as compared to the second quarter of 2008 and as compared to the third quarter of 2007, respectively. The third quarter of 2007 included $7 million of insurance settlements relating to Hurricane Katrina, and excluding this item operating income for the third quarter of 2008 would have decreased by approximately $4 million. The third quarter of 2008 was significantly affected by several events that resulted in an overall reduction to operating income. Although operating revenues increased during the third quarter of 2008, other events and factors resulted in a decrease in our operating income for this period. These events and factors included (i) an increase in labor rates, and additional labor hours as a result of lower productivity during the quarter, (ii) the impact of Hurricanes Gustav and Ike that resulted in fewer treatments during the third quarter of 2008, and consequently, lower revenues, and (iii) the timing of certain operating center costs incurred during the third quarter of 2008.

Other – Ancillary Services and Strategic Initiatives

	Three months ended			Nine months ended September 30,
	September 30, 2008	June 30, 2008	September 30, 2007	2008	2007
Revenues	$69	$56	$33	$173	$89

Segment loss	$(5)	$(10)	$(14)	$(27)	$(35)

Net operating revenues

The Ancillary Services and Strategic Initiatives’ net operating revenues for the third quarter of 2008 increased by approximately $13 million or 24% as compared to the second quarter of 2008, primarily from growth in our pharmacy business, VillageHealth and in our physician services business.

The increase in net operating revenues in the third quarter of 2008 and for the nine months ended September 30, 2008 of approximately $36 million and $84 million, respectively, as compared to the same periods in 2007, was primarily due to growth in our pharmacy business, the acquisition of HomeChoice Partners which provides infusion therapy services, and growth in our VillageHealth special needs plans.

Operating expenses

Ancillary Services and Strategic Initiatives’ operating expenses for the third quarter of 2008 increased by approximately $9 million as compared to the second quarter of 2008, primarily due to an increase in volume in our pharmacy business, an increase in fixed operating expenses and an increase in impairment charges.

Ancillary Services and Strategic Initiatives’ operating expenses for the third quarter of 2008 and for the nine months ended September 30, 2008, increased as compared to the same periods in 2007, primarily due to the acquisition of HomeChoice Partners, volume growth in our pharmacy business, additional operating expenses associated with the VillageHealth special need plans becoming effective in early 2008 and higher labor and benefit costs, partially offset by lower professional fees for legal and consulting services that were incurred in 2007 to establish the special need plans.

Operating loss

Ancillary and Strategic Initiatives operating losses for the third quarter of 2008 decreased by approximately $5 million and $9 million as compared to the second quarter of 2008, and the third quarter of 2007, respectively. The decrease in operating losses was primarily due to growth in revenues outpacing increases in operating expenses.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $10.8 million in the third quarter of 2008 was relatively flat as compared to the second quarter of 2008 and increased by approximately $1.8 million, as compared to the third quarter of 2007, primarily due to additional stock grants awarded during the period.

Stock-based compensation of approximately $30 million for the nine months ended September 30, 2008 increased by approximately $5 million, as compared to the nine months ended September 30, 2007, also primarily due to additional stock grants awarded during the period.

Minority interests and equity income, net. Minority interests and equity income, net was $12.7 million for the third quarter of 2008, a net decrease of approximately $0.2 million and a net increase of approximately $1.0 million as compared to the second quarter of 2008 and the third quarter of 2007, respectively. The increase in the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to an increase in the profitability of our joint ventures in the third quarter of 2008, as well as an increase in the number of joint ventures. Minority interests and equity income, net increased by approximately $0.4 million for the nine months ended September 30, 2008 as compared to the same period in 2007.

Debt expense. Debt expense of $54.5 million in the third quarter of 2008 decreased by approximately $1 million from the second quarter of 2008. The decrease was primarily due to reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt. The overall average effective interest rate for the third quarter of 2008 was 5.66% compared to 5.75% for the second quarter of 2008.

For the three and nine months ended September 30, 2008, debt expense decreased by approximately $8.2 million and $25.6 million, respectively, as compared to the same periods in 2007. Debt expense for the nine months ended September 30, 2007 included write-offs of deferred financing costs of approximately $4.4 million, associated with principal payments on our term loans. The decreases were attributable to lower interest rates as a result of reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt.

Accounts receivable

Our accounts receivable balances at September 30, 2008 and June 30, 2008 were $1,057 million and $1,047 million, respectively, which represented approximately 70 days of revenue in both periods, net of bad debt provision. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the third quarter of 2008 from the second quarter of 2008 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2008 and 2009. We expect our operating income results for 2008 to be near the middle of the range of our previously provided guidance of $800-$840 million. We still expect to generate approximately $480 million to $530 million of operating cash flow in 2008. Our operating income guidance for 2009 remains unchanged at a range of $820-$880 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, changes in government payment rates or the structure of payments under Medicare ESRD Program may result in lower reimbursement for services we provide to Medicare patients and could have a material impact on our overall profitability, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. You should read “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 21 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2008 was $146 million, compared to $96 million during the third quarter of 2007. Non-operating cash outflows for the third quarter of 2008 included capital asset expenditures of $79 million, of which $52 million was for new center developments and relocations, and an additional $32 million for acquisitions. Non-operating cash outflows for the third quarter of 2007 included capital asset expenditures of approximately $71 million, of which $49 million was for new center developments and relocations, and an additional $76 million for acquisitions. We also repurchased 0.1 million shares of common stock for approximately $6.4 million. During the third quarter of 2007, we sold investments in mutual funds and NxStage, Inc. common stock totaling $6.7 million. During the third quarter of 2008, we acquired 6 dialysis centers, opened 22 new dialysis centers, closed 1 center, merged the operations of 2 centers into 2 other existing centers, and divested one center. During the third quarter of 2007, we acquired 6 centers, opened 18 new dialysis centers, closed one center, and provided administrative services to one additional center.

Cash flow from operations during the first nine months of 2008 was $372 million, compared to $310 million during the first nine months of 2007. Non-operating cash outflows for the first nine months of 2008 included capital asset expenditures of $224 million, including $158 million for new center developments and relocations, and an additional $101 million for acquisitions. During the nine months ended September 30, 2008, we sold investments in mutual funds totaling $5.3 million, and recognized a pre-tax gain of $0.1 million. We also repurchased 3.5 million shares of our common stock for $169.7 million, as discussed below. Non-operating cash outflows for the first nine months of 2007 included capital asset expenditures of approximately $176 million, including $102 million for new center developments and relocations, and an additional $82 million for acquisitions. During the nine months ended September 30, 2007, we sold investments in mutual funds and NxStage, Inc. common stock totaling $32.1 million. During the first nine months of 2008, we acquired 16 centers, opened 61 new dialysis centers, closed 6 centers, merged the operations of 4 centers into other existing centers, discontinued providing administrative services to one third-party owned center, provided administrative services to one additional center and divested 1 center. During the first nine months of 2007, we acquired 10 dialysis centers, opened 39 new dialysis centers, closed two centers, divested one center and provided administrative services to one third-party owned center.

We expect to spend approximately $110 million to $120 million in 2008 for capital asset expenditures related to routine maintenance items and information technology equipment, and have increased our expected expenditures for new center development, relocations and acquisitions to approximately $300 million to $350 million in 2008. We continue to expect to generate approximately $480 million to $530 million of operating cash flow in 2008.

During the third quarter of 2008 we made a mandatory principle payment of approximately $1.8 million on the term loan A.

During the first nine months of 2008, we repurchased a total of 3,461,353 shares of our common stock for $169.7 million, or an average price of $49.02 per share, pursuant to previously announced authorizations by the Board of Directors. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. We did not repurchase any additional shares of our common stock during the third quarter of 2008. However, during October 2008, we repurchased 1,027,502 shares of our common stock for $50 million, or an average price of $48.66 per share. As a result of these transactions, the total outstanding authorization for share repurchases is currently $166.6 million. This stock repurchase program has no expiration date.

As of September 30, 2008, we maintained a total of ten interest rate swap agreements with amortizing notional amounts totaling $834 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.70%, resulting in a weighted average effective interest rate of 5.51% on the hedged portion of our Senior Secured

Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the nine months ended September 30, 2008, we accrued net charges of $3.7 million from these swaps which is included in debt expense. As of September 30, 2008, the total fair value of these swaps was a liability of $9.3 million. During the nine months ended September 30, 2008, we recorded $1.7 million, net of tax, as a reduction to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of September 30, 2008, the interest rates were economically fixed on approximately 43% of our variable rate debt and approximately 70% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.39%, based upon the current margins in effect of 1.50%, as of September 30, 2008.

Our overall average effective interest rate during the third quarter of 2008 was 5.66% and as of September 30, 2008 was 6.09%.

As of September 30, 2008, we have undrawn revolving credit facilities totaling $250 million of which approximately $47 million was committed for outstanding letters of credit. We also have undrawn revolving credit facilities totaling $10.0 million associated with several of our joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned subsidiaries based upon its proportional ownership percentage.

We believe that we will have sufficient liquidity and operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation

Under SFAS No. 123(R) stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the nine months ended September 30, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and subsequent stock-based awards granted through September 30, 2008 and 2007, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2008, we granted 4.5 million stock-settled stock appreciation rights with a grant date fair value of $49 million and with a weighted-average expected life of approximately 3.35 years and also granted 32,983 stock units with a fair value of $1.7 million and a weighted average expected life of approximately 1.24 years.

For the nine months ended September 30, 2008 and September 30, 2007, we recognized $30 million and $25.3 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through September 30, 2008 and 2007 was $11.3 million and $9.5 million, respectively. As of September 30, 2008, there was $90 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2008 and 2007, we received $30 million and $41.3 million, respectively, in cash proceeds from stock option exercises and $10.2 million and $27.0 million, respectively, in actual tax benefits upon the exercise of stock awards.

Recent developments

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. This legislation provides for an increase in the composite rate in the amount of 1% in 2009 and in 2010. In addition this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. The new payment system will provide for a single bundled payment base rate with an annual inflation adjustment based upon a market basket index, less 1% of such index, beginning in 2012. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

In February 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients and ceased further sales. As a result of the recall, there is only one remaining supplier of heparin and the cost to purchase heparin has significantly increased. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. An affiliate of Fresenius Medical Care acquired the sole provider of heparin for the U.S. dialysis market. This could negatively impact our access to and pricing for this critical product.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at the third-party owners’ future discretion within specified periods as outlined in each specific put provision. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us, which is intended to approximate fair value. During the second quarter of 2008 we updated our methodology used to estimate the fair value of these put provisions. The revised methodology now used to estimate the fair value of the put provisions assumes either a predetermined multiple of earnings, or the higher of a liquidation value or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of these put provisions is a critical accounting estimate that involves significant judgments and assumptions that were used in the calculation of estimating the overall fair values of these put provisions as of September 30, 2008. The methodology we used to estimate the fair values of these put provisions, as described above, may not be indicative of the actual methodology that will be used to ultimately settle these amounts on the settlement date, and therefore the fair values of these put provisions could vary significantly from our current estimates. The estimated fair values of these put provisions can also fluctuate and the implicit multiple of earnings at which these amounts are settled will vary depending upon market conditions including the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests. For additional information, see Note 6 to the condensed consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several other third-party owned centers, nonconsolidated investments and physician–owned vascular access clinics that we operate under administrative services agreements.

The following is a summary of these contractual obligations and commitments as of September 30, 2008 reflecting changes that have occurred with our debt instruments during the first nine months of 2008 (in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$17	$157	$1,773	$1,751	$3,698
Interest payments on senior and senior subordinated notes	—	243	243	183	669
Capital lease obligations	1	1	1	3	6
Operating leases	49	346	278	464	1,137

	$67	$747	$2,295	$2,401	$5,510

Potential cash requirements under existing commitments:
Letters of credit	$47	$—	$—	$—	$47
Acquisition of dialysis centers	121	62	72	41	296
Pay-fixed swaps potential obligations	2	7	—	—	9
Working capital advances to nonconsolidated investments and third-party-owned centers and clinics under administrative services agreements	26	—	—	—	26

	$196	$69	$72	$41	$378

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of September 30, 2008 bear interest at LIBOR plus margins of 1.50%. The term loan A and the revolving line of credit is adjustable depending upon our achievement of certain financial ratios. At September 30, 2008 our senior secured credit facilities had an overall effective weighted average interest rate of 5.39% including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions including the credit and capital markets, as well as changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $105 million of interest over the next twelve months.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with an Alliance and Product Supply Agreement. Our total expenditures for the nine months ended September 30, 2008 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Alliance and Product Supply Agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that exist as of September 30, 2008, and represent the estimated potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

The settlements of approximately $12 million of existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information, as of September 30, 2008, about our financial instruments that are sensitive to changes in interest rates.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2008	2009	2010	2011	2012	2013
	(dollars in millions)
Long term debt:
Fixed rate	$1	$2	$1	$1	$1	$901	$853	$1,760	6.88%	$1,688
Variable rate	$17	$67	$88	$66	$1,706	$—	$—	$1,944	5.38%	$1,755

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2008	2009	2010	2011	2012
	(dollars in millions)
Swaps:
Pay-fixed rate	$834	$44	$401	$389	$—	$—	3.08% to 4.70%	LIBOR	$(9.3)

Our Senior Secured Credit Facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our Senior Secured Credit Facilities, which totaled approximately $1.1 billion as of September 30, 2008 will have a negative impact on our overall earnings.

As of September 30, 2008, we maintained a total of ten interest rate swap agreements with amortizing notional amounts totaling $834 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.70%, resulting in a weighted average effective interest rate of 5.51% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2008 through 2010 and require quarterly interest payments. During the nine months ended September 30, 2008, we accrued net charges of $3.7 million from these swaps which is included in debt expense. As of September 30, 2008, the total fair value of these swaps was a liability of $9.3 million. During the nine months ended September 30, 2008, we recorded $1.7 million, net of tax, as a reduction to other comprehensive income for valuation losses, net of amounts reclassified into income.

As of September 30, 2008, the interest rates were economically fixed on approximately 43% of our variable rate debt and approximately 70% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 5.39%, based upon the current margins in effect of 1.50% as of September 30, 2008.

Our overall average effective interest rate during the third quarter of 2008 was 5.66% and as of September 30, 2008 was 6.09%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis revenue for the nine months ended September 30, 2008 was generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit. We are experiencing a decrease in some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors, and certain payors have become increasingly aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors may decrease or we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. We, along with others in the kidney care community, are resisting such activity through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis revenue for the nine months ended September 30, 2008 was generated from patients who have Medicare as their primary payor. Currently, the Medicare End Stage Renal Disease, or ESRD, program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and certain pharmaceuticals, including EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements, are separately billed.

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. This legislation provides for an increase in the composite rate in the amount of 1% in 2009 and in 2010. In addition this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. The new payment system will provide for a single bundled payment base rate with an annual inflation adjustment based upon a market basket index, less 1% of such index, beginning in 2012. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

We experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. The composite rate adjustment provided for in 2009 and 2010 is not sufficient to compensate for the increases that we experience in operating costs that are subject to inflation. Because the bundled rates that will take effect in 2011 have not been set, we cannot predict whether the established rates, combined with the proposed negative adjustments, will be sufficient to compensate for increases in our operating costs that are subject to inflation. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement for services we provide to Medicare patients, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 4% of our dialysis revenue for the nine months ended September 30, 2008 was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. In addition Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the revised eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis revenue for the nine months ended September 30, 2008, with EPO accounting for approximately 20% of our dialysis revenue. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA has held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limit reimbursement and which have negatively impacted the prescribing habits of our physicians. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. As a result, we experience variability in EPO utilization by prescribing physicians. Further changes in physician practice patterns and accepted clinical practices, changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies, the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO could have a material adverse effect on our revenues, earnings and cash flows.

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

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp is administered less frequently. In the event that alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized with EPO. A significant increase in the development and use of similar alternatives to EPO, or a change in administration practices, could have a material adverse impact on our revenues, earnings and cash flows.

Continued inquiries from various governmental bodies with respect to our utilization of EPO and other pharmaceuticals will require management’s attention, cause us to incur significant legal expense and could result in substantial financial penalties against us or exclusion from future participation in the Medicare and Medicaid programs, and could substantially reduce our revenues, earnings and cash flows.

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other erythropoesis-stimulating agents, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding utilization and reimbursement. Although we believe our anemia management practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s Office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. In August 2007, we received a subpoena from the Office of Inspector General in Houston, Texas for records relating to EPO claims submitted to Medicare. In addition, in August 2007, a complaint was filed against us, Amgen and Fresenius Medical Care Holdings by Sheet Metal Workers National Health Fund and Glenn Randle alleging claims related to the administration and use of EPO. In February 2008 the Attorney General’s Office for the State of Nevada notified us that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada relating to the billing of pharmaceuticals, including EPO and on November 4, 2008, we received a verbal notice of a forthcoming civil inquiry from the Department of Justice and the U.S. Attorney’s Office for the Northern District of Georgia relating to the administration of iron and vitamin D pharmaceuticals. We expect to receive a request to produce documents and other information and such request may come in the form of a subpoena. We intend to cooperate with any such request. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us or exclusion from future participation in the Medicare and Medicaid programs, and could substantially reduce our revenues, earnings and cash flows.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark II physician self-referral prohibition and analogous state referral statutes, and federal and state laws regarding the collection, use and disclosure of patient health information. The Medicare and Medicaid reimbursement rules related to claims submission, licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers, and a violation or departure from such requirements may result in government audits, lower reimbursements, recoupments or voluntary repayments, and the potential loss of certification.

The regulatory scrutiny of healthcare providers, including dialysis providers continues to increase. Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund any amounts received from such administration by government or commercial payors, and be subject to substantial penalties under applicable laws or regulations. In addition, fiscal intermediaries have increased their prepayment and post-payment reviews.

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

Because of regulatory considerations unique to New York, all of our dialysis operations in New York are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 5% of our dialysis revenue for the nine months ended September 30, 2008. In 2007, changes to New York law were adopted that will permit us to hold licenses to conduct dialysis business directly, but until these changes are implemented and we transfer these operating licenses, we can give no assurances that these arrangements will not be challenged.

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

As of September 30, 2008 we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis revenue. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the anti-kickback statute contained in the Social Security Act, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena we received from the United States Attorney’s Office for the Eastern District of Missouri in March 2005, and the related request for additional documents received in October 2005, included requests for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for approximately 111,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of dialysis revenue are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include pharmacy services, vascular access services, disease management services, ESRD clinical research programs, ESRD full capitation demonstration projects, ESRD special needs plans, and administrative services provided to noncontrolling owned and third-party owned centers and clinics, each of which is related to our core business of providing dialysis services, as well as the provision of home infusion therapy services which is related to our core competencies. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time prior to becoming profitable. There can be no assurance that any such strategic initiative will ultimately be successful. (For example, during 2007 and for the nine months ended September 30, 2008, our VillageHealth and pharmacy initiatives generated net operating losses and are expected to generate net operating losses for the remainder of 2008.) If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off of our investment in one or more of these activities.

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

Current economic conditions, including the possibility of a severe recession in the United States and a worldwide economic slowdown, as well as disruptions in the financial markets could result in substantial declines in our revenues, earnings, cash flows and financial condition.

The possibility of a severe recession in the United States and a worldwide economic slowdown, could adversely affect our business and our profitability. Among other things, the potential decline in Federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. The potential increase in job losses in the United States which may occur in the near future if the economy continues to decline could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. In addition, if the current turmoil in the financial markets continues, the interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could substantially reduce our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

If we are not able to continue to make acquisitions on reasonable terms, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

We are facing increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. Acquisitions, patient retention and medical director retention are an important part of our growth strategy. If we are not able to continue to make acquisitions on reasonable terms, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service our indebtedness.

We are subject to interest rate risk associated with the portions of our borrowings that bear interest at a variable rate. As of September 30, 2008, we had approximately $1.9 billion outstanding under the Senior Secured Credit Facilities, of which approximately $1.1 billion bore interest at a LIBOR-based variable rate, without giving effect to any interest rate swaps. The variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of approximately 5.39% at September 30, 2008. In addition, we have approximately $203 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

Our business is labor intensive and could be adversely affected if we were unable to maintain satisfactory relations with our employees or if union organizing activities were to result in significant increases in our operating costs or decreases in productivity.

Our business is labor intensive, and our results are subject to variations in labor-related costs and productivity. If the recent national and local elections to result in actions or proposals that increased the likelihood of union organizing activities at our facilities, our operating costs could increase and our employee relations, productivity, earnings and cash flows could be adversely affected.

Our alliance and product supply agreement with Gambro Renal Products Inc. may limit our ability to achieve cost savings with respect to products and equipment we are required to purchase under this agreement.

Our obligations under our alliance and product supply agreement with Gambro Renal Products to purchase dialysis equipment, dialyzers and certain other products, may limit our ability to realize future cost savings in regard to certain products. For the nine months ended September 30, 2008, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Upgrades to our billing and collections systems and complications associated with the integration of our billing and collections systems could have a material adverse effect on our revenues, cash flows and operating results.

In 2007, we completed the integration of our billing systems into one system and system upgrades continue in 2008. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of these changes, including a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors and noncompliance with reimbursement regulations. These changes could also have an adverse impact on the claims review required by the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, described below. The failure to successfully implement the upgrades to the billing and collection systems could have a material adverse effect on our revenues, cash flows and operating results.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide or to which we have committed obligations to make purchases, including Amgen, Fresenius Medical Care, Gambro Renal Products, Baxter Healthcare Corporation, NxStage, as well as others. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. For example, in February 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients and ceased further sales. As a result of the recall, there is only one remaining supplier of heparin and the cost to purchase heparin has significantly increased. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. An affiliate of Fresenius Medical Care acquired the sole provider of heparin for the U.S. dialysis market. This could negatively impact our access to and pricing for this critical product. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent; requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors and granting our Board of Directors the authority to issue preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. In addition, we have in place a shareholder rights plan that would substantially dilute the interest sought by an acquirer that our Board of Directors does not approve.

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which provides for cash bonuses to the employees in the event of a change of control which has been in place since September 2001. Based on the shares of our common stock outstanding and the market price of our stock on September 30, 2008, these cash bonuses would total approximately $231 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These compensation programs may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1-31, 2008	—	—	—	$216.6
August 1-31, 2008	—	—	—	216.6
September 1-30, 2008	—	—	—	216.6

Total	—	—	—	$216.6

(1)

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. For the first nine months of 2008, we repurchased 3,461,353 shares of our common stock for a total of $169.7 million, or an average of $49.02 per share. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. We did not repurchase any additional shares of our common stock during the third quarter of 2008.

(2)

During October 2008, we repurchased 1,027,502 shares of our common stock for $50 million, or an average price of $48.66 per share. As a result, the total outstanding authorization for share repurchases is currently $166.6 million.

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
10.1	Employment Agreement between the Company and Kent J. Thiry effective July 25, 2008. *(1)

10.2	Employment Agreement between the Company and Allen Nissenson effective August 1, 2008. ✓*

10.3	Form of Stock Appreciation Rights Agreement—Board (Davita Inc. 2002 Equity Compensation Plan). ✓*

10.4	Form of Restricted Stock Units Agreement—Board (Davita Inc. 2002 Equity Compensation Plan). ✓*

10.5	Form of Non-qualified Stock Option Agreement—Board (Davita Inc. 2002 Equity Compensation Plan). ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.

*	Management contract or executive compensation plan or arrangement.

(1)	Filed on July 31, 2008 as an exhibit to the Company’s current report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger
Vice President and Controller*

Date: November 5, 2008

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	Employment Agreement between the Company and Kent J. Thiry effective July 25, 2008. *(1)

10.2	Employment Agreement between the Company and Allen Nissenson effective August 1, 2008. ✓*

10.3	Form of Stock Appreciation Rights Agreement—Board (Davita Inc. 2002 Equity Compensation Plan). ✓*

10.4	Form of Restricted Stock Units Agreement—Board (Davita Inc. 2002 Equity Compensation Plan). ✓*

10.5	Form of Non-qualified Stock Option Agreement—Board (Davita Inc. 2002 Equity Compensation Plan). ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.

*	Management contract or executive compensation plan or arrangement.

(1)	Filed on July 31, 2008 as an exhibit to the Company’s current report on Form 8-K.