Form 10-K
period 2008-12-31
DAVITA INC
filed 2009-02-27
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended

December 31, 2008

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

As of June 30, 2008, the number of shares of the Registrant’s common stock outstanding was approximately 104.2 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.5 billion.

As of January 30, 2009, the number of shares of the Registrant’s common stock outstanding was approximately 103.9 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $4.9 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2009 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview

DaVita is a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2008, we operated or provided administrative services to 1,449 outpatient dialysis centers located in 43 states and the District of Columbia, serving approximately 112,000 patients. We also provide acute inpatient dialysis services in approximately 700 hospitals and related laboratory services. Our dialysis and related lab services business accounts for approximately 96% of our consolidated revenues. Other ancillary services and strategic initiatives businesses currently account for approximately 4% of our consolidated revenues and relate primarily to our core business of providing renal care services.

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

Since 1972, the federal government has provided universal payment coverage for dialysis treatments under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare rates for dialysis treatments, related supplies, lab tests and medications. Approximately 87% of our total patients are under government-based programs, with approximately 80% of our patients under Medicare and Medicare-assigned HMO plans.

ESRD patient base

There are more than 345,000 ESRD dialysis patients in the United States. The recent historical compound annual growth rate in the number of ESRD dialysis patients has been approximately 3%-4%. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Treatment options for ESRD

Treatment options for ESRD are dialysis and kidney transplantation.

Dialysis Options

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed in outpatient dialysis centers. It may also be done while a patient is at home or while hospitalized. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment that occurs in the outpatient dialysis centers typically lasts approximately three and one-half hours and is usually performed three times per week.

Some ESRD patients may perform home-based hemodialysis in their home or residence through the use of a hemodialysis machine designed for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, in some cases in our outpatient dialysis centers, in connection with treatments. Home-based hemodialysis is typically performed with greater frequency than in-center dialysis treatments and on varying schedules.

Hospital inpatient hemodialysis services are required for patients with acute kidney failure resulting from trauma, patients in early stages of ESRD, and ESRD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.

•	Peritoneal dialysis

Peritoneal dialysis uses the patient’s peritoneal, or abdominal, cavity to eliminate fluid and toxins. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. A patient generally performs peritoneal dialysis at home. Because it does not involve going to a center three times a week for treatment, peritoneal dialysis is an alternative to hemodialysis for patients who desire more freedom and flexibility in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are unable to perform the necessary procedures and those at greater risk of peritoneal infection.

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

Services we provide

Dialysis and Related Lab Services

Outpatient dialysis services

As of December 31, 2008, we operated or provided administrative services to 1,449 outpatient dialysis centers in the United States that are designed specifically for outpatient hemodialysis. In 2008, we added a net total of 90 outpatient dialysis centers as a result of acquisitions and the opening of new centers, net of center closures and divestitures.

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

Many of our outpatient dialysis centers offer services for home dialysis patients, primarily CAPD and CCPD. Home-based dialysis services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance to patients who prefer and are able to receive either peritoneal dialysis or hemodialysis treatments in their homes. Registered nurses train patients and their families or other caregivers to perform either peritoneal dialysis or hemodialysis at home.

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients which would directly or indirectly obligate a patient to use or continue to use our dialysis services, or which would give us any preferential rights other than those related to collecting payments for our services. Total patient turnover averages approximately 30% per year. However, in 2008 the overall number of patients that we treated increased by approximately 5%.

Hospital inpatient dialysis services

We provide hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 700 hospitals. We render these services for a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. Hospital inpatient hemodialysis services are required for patients with acute kidney failure resulting from trauma, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons. In 2008, hospital inpatient hemodialysis services accounted for approximately 5% of our total dialysis treatments.

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

Management fee income

We currently operate or provide management and administrative services to 23 outpatient dialysis centers, in which we either own a noncontrolling interest, or are wholly-owned by third parties, under management and administrative services agreements. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the centers.

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, which currently account for approximately 4% of our total consolidated revenues, consist of the following:

•

Infusion therapy services.    HomeChoice Partners provides personalized infusion therapy services to patients typically in their own homes as a cost-effective alternative to inpatient hospitalization. Intravenous and nutritional support therapies are typically managed by registered and/or board-certified professionals including pharmacists, nurses and dieticians in collaboration with the patient’s physician in support of the patient’s ongoing healthcare needs. Revenues are recognized in the period when infusion therapy services are provided.

•

Pharmacy services.    DaVita Rx is a pharmacy that provides oral medications to DaVita’s patients with ESRD. The main objectives of the pharmacy are to improve clinical outcomes, patient compliance and to provide our patients a convenient way to fill their prescription needs. Revenues are recognized as prescriptions are filled and shipped to patients.

•

Vascular access services.    Lifeline provides management and administrative services to physician-owned vascular access clinics that provide surgical and interventional radiology services for dialysis patients. Lifeline also is the majority-owner of one vascular access clinic. Management fees generated from providing management and administrative services are recognized as earned typically based on a percentage of revenues or cash collections generated by the clinics. Revenues associated with the vascular access clinic that is majority-owned are recognized in the period when physician services are provided.

•

Disease management services and special needs plans.    VillageHealth provides advanced care management services to health plans and government agencies for employees/members diagnosed with CKD or ESRD. Through a combination of clinical coordination, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. VillageHealth also offers full service health care plans for ESRD and CKD patients. The health care business is part of a Medicare Advantage Special Needs Plan that works with the Centers for Medicare and Medicaid Services, or CMS, to provide ESRD patients full service health care. Revenues are recognized as earned and are based on capitated rates as determined by CMS for each patient enrolled in the plan.

•

Physician services.    DaVita Nephrology Partners offers practice management and administrative services to physicians who specialize in nephrology under physician employment and management and administrative services agreements. Practice management and administrative services typically include operations management, IT support, billing and collections, credentialing and coding, and other support functions. Management fees generated from providing practice management and administrative services to physician practices are recognized as earned typically based upon cash collections generated by the practices.

•

ESRD clinical research programs.    DaVita Clinical Research conducts research trials principally with dialysis patients and provides administrative support for research conducted by DaVita-affiliated nephrology practices. Revenues are based upon an established fee per study, as determined by contract with drug companies and other sponsors and are recognized as earned according to the contract terms.

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

We employ over 160 clinical service specialists. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our facilities. Our Physician Council is an advisory body to senior management, composed of 15 physicians with extensive experience in clinical practice. It represents both private and academic centers. The Physician Council advises on clinical priorities and reviews policies and procedures affecting patient care. The Physician Laboratory Advisory Committee, or PLAC, composed of 10 physicians provides physician input and oversight in the operations of our laboratory facilities. The DaVita Quality Council, consisting of the senior directors of clinical service as well as representatives of operations and the office of the Chief Medical Officer, coordinates certain clinical activities and integrates input from the physician and the PLACs into clinical practice.

Sources of revenue—concentrations and risks

Our dialysis and related lab services business revenues represent 96% of our total consolidated net operating revenues with the balance of our revenues from ancillary services and strategic initiatives. Dialysis and related lab services revenues are derived from providing dialysis treatments, the administration of pharmaceuticals, related laboratory services and management fees generated from providing management and administrative services to certain outpatient dialysis centers.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare, Medicaid and Medicare-assigned HMO plans and commercial insurance plans.

The following table summarizes our dialysis and related lab services revenues for the year ended December 31, 2008:

Revenues
Medicare and Medicare-assigned HMO plans	59%
Medicaid	4%
Other government-based programs	2%

Total government-based programs	65%
Commercial (including hospital inpatient dialysis services)	35%

Total dialysis and related lab services revenues	100%

The following table summarizes our dialysis and related lab services revenues by source for the year ended December 31, 2008:

Revenue Percentages
Outpatient hemodialysis centers	82%
Peritoneal dialysis and home-based hemodialysis	10%
Hospital inpatient hemodialysis	5%
Laboratory services	3%

Total dialysis and related lab services revenues	100%

Medicare revenue

Under the Medicare ESRD program, payment rates for dialysis are established by Congress. The Medicare composite rate currently set by CMS, pays freestanding dialysis facilities for services provided to Medicare beneficiaries under two methods: (1) the composite payment which includes a base payment, adjusted for case-mix that links payments more closely with illness severity and regional geography differences, and a drug add-on payment, which is updated annually to account for changes in drug prices and utilization and (2) separately billable drug reimbursement. Thus, facilities receive a composite payment rate per treatment to cover routine dialysis services, certain pharmaceuticals, routine lab work, and other supplies, as well as a separate payment for pharmaceuticals, which include Epogen®, or EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements that are not included in the composite payment rate. Pharmaceuticals are generally paid at average sale price, or ASP, plus 6% based upon prices set by Medicare. The Medicare payment rates, including separately billable drugs, are not sufficient to cover our average cost of providing a dialysis treatment.

ESRD patients receiving dialysis become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, which includes the waiting period, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the Medicare payment rate.

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

The Medicare composite payment rates set by Congress for dialysis treatments that were in effect for 2008 were between $149 and $165 per treatment, with an average rate of $157 per treatment. Unlike Medicare payment rates for most other medical services, Medicare composite payment rates for dialysis services, historically, have not been routinely increased to compensate for the impact of inflation, which negatively impacts our margins as patient care costs continue to rise. However, Congress and CMS have addressed the impact of inflation more consistently since 2000, with several increases in the composite rate having occurred through April 2007. In addition, in July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. This legislation provides for an increase in the composite rate of 1% in 2009 and in 2010. In addition, this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. Beginning in 2012, a new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less 1% of such index. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

We participate in two Medicare demonstration programs through a contract with CMS—an ESRD demonstration project and a CKD/ESRD demonstration project. The ESRD demonstration project is for four years and became effective January 2006. The CKD/ESRD project was originally a CKD project scheduled to expire in late 2008, but is currently in the process of being renewed for an additional three years and is also being expanded to include ESRD patients. Under the ESRD demonstration project, our revenue is capitated for all medical services required by enrollees in the program. We are at risk for all medical costs of the program in excess of the capitation payments. Under the CKD/ESRD demonstration project, we are paid a management fee for program enrollees relating to CKD patients, but are also paid a capitated rate for all ESRD patients. Management fee revenues are subject to retraction if medical cost savings targets are not met.

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

Commercial revenues

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Although commercial payment rates vary significantly, average commercial payment rates are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. Payment methods include a single lump-sum per treatment, referred to as bundled rates and separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as fee for service rates.

Approximately 35% of our dialysis and related lab services revenues and 13% of our patients are associated with commercial payors for the year ended December 31, 2008. Less than 1% of our dialysis and related lab services payments are due directly from patients. No single commercial payor accounted for more than 5% of total dialysis and related lab services revenues for the year ended December 31, 2008.

Revenue from EPO and other pharmaceuticals

Approximately 30% of our total dialysis and related lab services revenues for the year ended December 31, 2008 are associated with the administration of physician-prescribed pharmaceuticals that improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, vitamin D analogs and iron supplements.

EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, which is separately billable under the Medicare payment program, accounted for approximately 20% of our dialysis and related lab services revenues for the year ended December 31, 2008. Changes in the levels of physician-prescribed EPO and commercial and government payment rates related to EPO can significantly influence our revenues and operating income.

CMS over the past several years has changed its reimbursement and payment coverage policies for EPO, which has primarily resulted in overall decreases in the amount of reimbursement payments that we have received from CMS. In addition, effective January 1, 2008, CMS implemented changes to the existing EPO monitoring policy that further limited reimbursement payments and required changes to the prescribing habits of our physicians.

Furthermore, EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. We have entered into an agreement with Amgen that provides for specific rebates based on a combination of factors, including process improvement and data submission.

Amgen has also developed and obtained U.S. Food and Drug Administration, or FDA, approval for Aranesp®, a pharmaceutical used to treat anemia, that may replace EPO or reduce its use with dialysis patients.

Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can be administered less frequently. In the event that alternatives to EPO are marketed for treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized on EPO. A significant increase in the development and use of other or similar alternatives to EPO, or a change in administration practices, could have a material impact on our operating results.

Over the past few years there has been significant media discussion and government scrutiny regarding anemia management practices for ESRD patients in the United States, mainly as a result of clinical studies that identified risks in certain patient populations related to the utilization of EPO and similar pharmaceuticals. As a result, the FDA required warning labels for EPO and Aranesp® and changes were made to EPO reimbursement and payment coverage policies. As new information is obtained from research and clinical trials, practice guidelines may change over the next several years. Even though we believe our anemia management practices have been compliant with existing laws and regulations, we may be subject to further inquiries from a variety of government bodies as these payment policies and practicing guidelines evolve.

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

Participation in the Medicare ESRD program requires that treatment at an outpatient dialysis center be under the general supervision of a medical director who is a physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our centers. At some centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 1,200 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, among others.

Our medical director agreements generally include covenants not to compete. Also, when we acquire a center from one or more physicians or where one or more physicians own interests in centers as co-owners with us, these physicians have agreed to refrain from owning interests in competing centers within a defined geographic area for various time periods. These agreements not to compete restrict the physicians from owning or providing medical director services to other dialysis centers, but do not prohibit the physicians from referring patients to any dialysis center, including competing centers. Many of these agreements not to compete expire at the same time as the corresponding medical director agreements, although some continue for a period of time beyond expiration. Occasionally, we experience competition from a new dialysis center established by a former medical director following the termination of his or her relationship with us.

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

Because we are subject to a number of governmental regulations, our business could be adversely impacted by:

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

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future. This regulation and scrutiny could materially adversely impact us.

Licensure and Certification

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

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On April 15, 2008, CMS issued new regulations for Medicare certified ESRD facilities to provide dialysis services (“Conditions for Coverage”). The Conditions for Coverage were effective October 14, 2008, with some provisions having a phased in implementation date of February 1, 2009. The new regulations are patient, quality and outcomes focused. Among other things, they establish performance expectations for facilities and staff, eliminate certain procedural requirements, and promote continuous quality improvement and patient safety measures. We have established an interdisciplinary work group to facilitate implementation of the Conditions of Coverage and have developed comprehensive auditing processes to monitor ongoing compliance. We continue to assess the impact these changes will have on our operating results.

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

Federal criminal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the anti-kickback statute are punishable by imprisonment for up to five years and fines of up to $250,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of these laws include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals.

The Department of Health and Human Services regulations create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors are deemed to not violate the anti-kickback statute. A business transaction or arrangement must satisfy every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, but can be subject to greater scrutiny by enforcement agencies.

Our medical directors refer patients to our centers and these arrangements, by which we pay them for their medical director services, must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe, however, that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We own a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis and related lab services revenues. In addition we also own a noncontrolling interest in several other dialysis related joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfies all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case by case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We lease space for approximately 420 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 165 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

Some medical directors and other referring physicians may own our common stock. We believe that these interests materially satisfy the requirements of the safe harbor for investments in large publicly traded companies for the anti-kickback statute.

Because we are purchasing and selling items and services in the operation of our centers that may be paid for, in whole or in part, by Medicare or a state healthcare program and because we acquire certain items and services at a discount, we must structure these arrangements in compliance with the federal anti-kickback statute. Subject to certain requirements and limitations, discounts representing reductions in the amounts we are charged for items or services based on arm’s-length transactions can qualify for safe harbor protection if we fully and accurately report the discounts in the applicable Medicare cost reports. While some of the safe harbor criteria are subject to interpretation, we believe that our vendor contracts with discount provisions are in compliance with the anti-kickback statute.

Stark Law

Another federal law (known as the “Stark Law”) prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities (including hospitals) providing “designated health services”, from referring Medicare patients to such entities for the furnishing of such services, with limited exceptions. Stark Law designated health services include equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback statute, intent to violate the law is not required. Sanctions for violation of the Stark Law include denial of payment for the services provided in violation of the prohibition, refunds of amounts collected in violation, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition. Stark Law violations can form the basis for False Claims Act liability; such liability can only be triggered if a person acts with the requisite intent under the False Claims Act. The types of financial arrangements between a physician and an entity that trigger the self-referral prohibitions of the Stark Law are broad and include ownership and investment interests and compensation arrangements.

CMS has adopted regulations under the Stark Law applicable to clinical laboratory services (“Stark I”) and implementing the Stark Law’s application to all designated health services (sometimes referred to as “Stark II” or the “Stark II Regulations”). CMS anticipates issuing additional regulations regarding Medicaid enforcement.

Under Stark II, “financial relationship” is defined as an ownership or investment interest in, or a compensation arrangement with, an entity providing designated health services and includes certain indirect financial relationships. We have entered into several types of financial relationships with referring physicians, including compensation arrangements. We believe that the compensation arrangements under our medical director agreements materially satisfy the personal services compensation arrangement exception to the Stark II prohibition. While we believe that compensation under our medical director agreements, which is the result of arm’s length negotiations, results in fair market value payments for medical director services, an enforcement agency could nevertheless challenge the level of compensation that we pay our medical directors. Accordingly, we could in the future be required to change our practices, face criminal or civil penalties, pay substantial fines, return certain payments received from governmental payors and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to these arrangements. For example, relationships with the medical directors of the centers we acquired from Gambro Healthcare were reviewed in connection with the investigation of Gambro Healthcare by the United States Attorney’s office for the Eastern District of Missouri that was resolved in December 2004 and may be subject to ongoing review by the Office of Inspector General, or OIG, under a corporate integrity agreement (see description on page 13).

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

We do not believe that the Stark II regulations cover the following parts of our operations:

•	dialysis services and services and items provided incident to dialysis services as part of designated health services;
•	referrals for clinical laboratory services that are included in the ESRD composite rate;
•	EPO and certain other dialysis-related outpatient prescription drugs furnished in (or by, in the case of EPO) an ESRD facility;
•	provision of home dialysis supplies; and
•	our arrangements with hospitals for the provision of dialysis services to hospital inpatients and outpatients.

However, it is possible that CMS could interpret Stark II to apply to these parts of our operations. If that were the case, CMS could determine that Stark II requires us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. If CMS were to interpret Stark II to apply to aspects of our operations and we were not able to achieve compliance with Stark II, it would have a material adverse effect on our operations.

If any of our business transactions or arrangements including those described above were found to violate the federal anti-kickback statute or Stark Law, we could face criminal, civil and administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our earnings.

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

The penalties for a violation of the FCA range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Although still subject to dispute, several courts have also determined that a violation of the federal anti-kickback statute or the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

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

We currently own substantially all of the assets, including the fixed assets, of our affiliated New York dialysis centers, but, because of the requirements of New York law, the operating licenses for these centers are currently held by privately-owned companies with which we have agreements to provide a broad range of administrative services, including billing and collecting. In 2007, changes to the New York law were adopted that will permit us to hold these licenses directly and the New York Department of Health is currently in the process of adopting implementing regulations. We intend to have these operating licenses transferred to us as soon as approval of such transfers can be obtained from the New York Department of Health.

A few states have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers. We believe that we are in material compliance with all applicable state certificate of need laws.

Corporate compliance program

We have implemented a company-wide corporate compliance program as part of our commitment to comply with all applicable laws, regulations and the corporate integrity agreement, or CIA, applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

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

We have a code of conduct that each of our teammates and affiliated professionals must follow and we have a confidential toll-free hotline (888-458-5848) for teammates and patients to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer, our Chief Operating Officer and to the Compliance Committee of our Board of Directors.

Corporate Integrity Agreement

On December 1, 2004, Gambro Healthcare, Inc, which we acquired in October 2005, entered into a settlement agreement with the Department of Justice and other agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, Gambro Healthcare, without admitting liability, made a one-time payment of approximately $310 million and entered into a five-year corporate integrity agreement with OIG. The centers we acquired from Gambro Healthcare continue to be subject to the corporate integrity agreement. The corporate integrity agreement requires, among other things, that a compliance liaison be designated for each dialysis center owned or operated by the entity acquired from Gambro Healthcare, now known as DVA Renal Healthcare, or any of its subsidiaries and provide compliance training for each of its employees and credentialed physicians. DVA Renal Healthcare has a compliance officer and a separate compliance committee made up of members of senior management, consistent with the requirements of the corporate integrity agreement. Certain types of employees are also required to complete additional specialized training in areas such as billing and reimbursement issues. Furthermore, DVA Renal Healthcare is required to review all of its arrangements or transactions with any actual or potential source of healthcare business to ensure compliance with federal anti-kickback statute. It has also engaged an independent review organization to conduct an annual review of a sample of DVA Renal Healthcare’s claims for reimbursement from federal healthcare programs to verify compliance with applicable laws and regulations. DVA Renal Healthcare must submit to the OIG an annual report with respect to the status of, and findings regarding, its compliance activities, including a copy of all reports prepared by the independent review organization. In addition, DVA Renal Healthcare must notify the OIG of any ongoing government investigations or legal proceedings and report to the OIG any substantial overpayment or any probable violations of the laws applicable to any federal healthcare program.

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

Capacity and location of our centers

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical outpatient center by us generally requires approximately $1.8 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year of operation and normally reaches maturity within three to five years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are initially more predictable. To a limited extent, we enter into agreements to provide management and administrative services to dialysis centers in which we either own a noncontrolling interest, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed operations, or upon a percentage of operating income.

The table below shows the growth of our Company by number of dialysis centers.

	2008	2007		2006		2005		2004
Number of centers at beginning of year	1,359	1,300		1,233		658		566
Acquired centers	20	16		26		609	(1)	51
Developed centers	87	64		55		46		44
Net change in centers with management and administrative services agreements*	—	(15	)(3)	—		4	(1)	5
Divested, closed or sold centers	(9)	(4)		(5	)(2)	(72	)(1)	(2)
Merged into existing centers**	(8)	(2)		(9)		(12)		(6)

Number of centers at end of year	1,449	1,359		1,300		1,233		658

(1)	566 centers were added, including 11 centers under management and administrative services agreements, as a result of the DVA Renal Healthcare acquisition and 74 centers were divested in connection with this acquisition, including three centers under management and administrative services agreements.
(2)	Three centers were divested in connection with the acquisition of DVA Renal Healthcare.
(3)	In November 2007, one of our management and administration service agreements was terminated, in which we provided management and administrative services to 20 dialysis centers.

*	Represents dialysis centers in which we either own a noncontrolling interest, or are wholly-owned by third parties.
**	Represents centers that were closed and the majority of patients were retained and transferred to other existing centers.

As of December 31, 2008, we operated or provided administrative services to 1,449 outpatient dialysis centers, of which 1,426 are consolidated in our financial statements. Of the remaining 23 centers, we own noncontrolling interests in nine centers, which are accounted for as equity investments and provide administrative services to 14 centers in which we have no ownership interest. The locations of the 1,426 centers included in our consolidated financial statements at December 31, 2008 were as follows:

State	Centers	State	Centers	State	Centers
California	175	New York	32	Wisconsin	13
Florida	120	Indiana	30	Massachusetts	12
Texas	118	Oklahoma	30	Oregon	12
Georgia	93	Louisiana	28	Arkansas	8
Pennsylvania	60	Colorado	27	District of Columbia	8
North Carolina	56	Arizona	24	Idaho	6
Ohio	55	Kentucky	23	Utah	4
Virginia	54	New Jersey	23	Mississippi	3
Michigan	52	South Carolina	22	South Dakota	3
Maryland	48	Connecticut	19	West Virginia	3
Illinois	45	Kansas	17	Delaware	2
Minnesota	38	Nevada	15	New Mexico	2
Alabama	35	Washington	14	North Dakota	2
Missouri	35	Iowa	13	New Hampshire	1
Tennessee	33	Nebraska	13

Competition

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We continue to face increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients. Acquisitions and patient retention are an important part of our growth strategy and our business could be adversely affected if we are not able to continue to make acquisitions on reasonable terms or if we face significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally we have also experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, we experience competitive pressures in connection with negotiating contracts with commercial healthcare payors.

The two largest dialysis companies, Fresenius Medical Care, or Fresenius, and our company, account for slightly over 60% of outpatient dialysis patients in the United States. Slightly more than 40% of the centers not owned by us or Fresenius are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. Fresenius has been one of our largest suppliers of dialysis products. However, in 2005, we entered into an alliance and product supply agreement with Gambro Renal Products which was subsequently amended in 2006. The amended product supply agreement requires us to purchase a significant majority of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in the categories generally offered by Fresenius and Gambro Renal Products represent approximately 4% of our total operating expenses. During 2008, we purchased hemodialysis products and supplies from Gambro Renal Products representing approximately 2% of our total operating expenses.

Teammates

As of December 31, 2008, we had approximately 32,500 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	13,600
• Other patient care and center support staff and laboratory personnel	14,500
• Corporate, billing and regional administrative staff	4,400

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

Approximately 35% of our dialysis and related lab services revenues for the year ended December 31, 2008 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit. We are experiencing a decrease in some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors, and payors are increasingly aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. We, along with others in the kidney care community, are resisting such activity through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis and related lab services revenues for the year ended December 31, 2008 was generated from patients who have Medicare as their primary payor. Currently the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and certain pharmaceuticals, including EPO, vitamin D analogs and iron supplements, are separately billed.

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. This legislation provides for an increase in the composite rate of 1% in 2009 and in 2010. In addition this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. Beginning in 2012, a new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less 1% of such index. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

We experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. The composite rate adjustment provided for in 2009 and 2010 will not be sufficient to compensate for the increases that we are likely to experience in operating costs that are subject to inflation. Because the bundled rates that will take effect in 2011 have not been set, we cannot predict whether the established rates, combined with the proposed negative adjustments, will be sufficient to compensate for increases in our operating costs that are subject to inflation. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement for services we provide to Medicare patients, it could have a material adverse effect on our revenues, earnings and cash flows.

Changes in state Medicaid programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 4% of our dialysis and related lab services revenues for the year ended December 31, 2008, was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or rules for EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis and related lab services revenues for the year ended December 31, 2008, with EPO accounting for approximately 20% of our dialysis and related lab services revenues. Changes in clinical practices that result in decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA has held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limit reimbursement and which have impacted the prescribing habits of our physicians resulting in lower pharmaceutical intensities. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time during the term of our contract. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreement with Amgen for EPO includes potential rebates which depend upon the achievement of certain criteria, we cannot predict whether we will continue to receive the rebates for EPO that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Our agreement with Amgen provides for specific rebates off of list price based on a combination of factors, including process improvement and data submission. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include our ability to develop and implement certain process improvements and track certain data elements. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

Amgen has developed and obtained FDA approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® is administered less frequently. In the event that Aranesp® or any future alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of such pharmaceuticals than are currently realized with EPO. A significant increase in the development and use of similar alternatives to EPO, or a change in administration practices, could have a material adverse impact on our revenues, earnings and cash flows.

We are the subject of a number of inquiries by the federal government, any of which could result in substantial penalties against us.

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri, the U.S. Attorney’s Office for the Eastern District of New York and the U.S. Attorney’s Office for the Eastern District of Texas. We are cooperating with the U.S. Attorney’s Offices with respect to each of the subpoenas and producing the requested records. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. See “Item 3—Legal Proceedings” for additional information regarding these inquiries and subpoenas.

Continued inquiries from various governmental bodies with respect to our utilization of EPO and other pharmaceuticals will require management’s attention, cause us to incur significant legal expense and could result in substantial financial penalties against us or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows.

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other erythropoesis-stimulating agents, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding utilization and reimbursement. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s Office for the Northern District of Georgia relates to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlicit, EPO and other related matters. The subpoena from the U.S. Attorney’s Office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. The subpoena from the Office of Inspector General in Houston, Texas requests records relating to EPO claims submitted to Medicare. In addition, in February 2008 the Attorney General’s Office for the State of Nevada notified us that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada relating to the billing of pharmaceuticals, including EPO, and in 2007, a complaint was filed against us, Amgen and Fresenius Medical Care Holdings by Sheet Metal Workers National Health Fund and Glenn Randle alleging claims related to the administration and use of EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows. See “Item 3—Legal Proceedings” for additional information regarding these inquiries and subpoenas.

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

Because of regulatory considerations unique to New York, all of our dialysis operations in New York are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 3% of our dialysis and related lab services revenues for the year ended December 31, 2008. In 2007, changes to New York law were adopted that will permit us to hold licenses to conduct dialysis business directly, but until these changes are implemented and these operating licenses are transferred to us, we can give no assurances that these arrangements will not be challenged.

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
•

Fines, damages or monetary penalties for anti-kickback law violations, Stark Law violations, submission of false claims, civil or criminal liability based on violations of law, or other failures to meet regulatory requirements;

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

As of December 31, 2008, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis and related lab services revenues. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures.

If our joint ventures are found to be in violation of the anti-kickback statute or the Stark Law provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship.

We also could be required to repay amounts received by the joint ventures from Medicare and certain other payors to the extent that these arrangements are found to give rise to prohibited referrals, and we could be subject to monetary penalties and exclusion from government healthcare programs. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

There are significant estimating risks associated with the amount of dialysis revenue that we recognize and if we are unable to accurately estimate our revenue, it could impact the timing of our revenue recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for approximately 112,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes and errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of its revenue, which can represent as much as 6% of operating income. If our estimates of dialysis and related lab services revenues are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include infusion therapy services, pharmacy services, vascular access services, disease management services, physician services, ESRD clinical research programs and ESRD special needs plans. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. For example, during 2008 and 2007, our VillageHealth and pharmacy initiatives generated net operating losses and are expected to generate net operating losses into 2009. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off of our investment in one or more of these activities.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Our medical director contracts are for fixed periods, generally three to ten years. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the safe harbor provisions of the anti-kickback statute, Stark Law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

Delays in state Medicare and Medicaid certification of our dialysis centers could adversely affect our revenues, earnings and cash flows.

Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state governments face increasing budgetary pressure, certain states are having difficulty certifying dialysis centers in the normal course resulting in significant delays in certification. For example, the state of Texas has stopped certifying dialysis centers and has communicated that it will not certify dialysis centers in 2009 and the state of California is experiencing significant delays. If state governments continue to have difficulty certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers’ operating performance deteriorates, and it could have an adverse effect on our revenues, earnings and cash flows.

Current economic conditions, including the current recession in the United States and the worldwide economic slowdown, as well as further disruptions in the financial markets could result in substantial declines in our revenues, earnings, cash flows and financial condition.

The current economic recession in the United States and worldwide economic slowdown, could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. The potential increase in job losses in the United States which may occur in the near future if the economy continues to decline could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, slow down in collections and a reduction in the amounts we expect to collect. In addition, if the current turmoil in the financial markets continues, the variable interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of December 31, 2008, we had approximately $1.9 billion outstanding borrowings under the Senior Secured Credit Facilities, which bears interest at a variable rate. Approximately $0.8 billion of our outstanding debt is subject to interest rate swaps which have the economic effect of fixing the interest rate on an equivalent portion of our debt. The remaining variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of 1.97% at December 31, 2008. In addition, we have approximately $199 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate plus an interest rate margin of 1.50%. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities would have reduced net income by approximately $7.1 million, $5.5 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including the senior and senior subordinated notes, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our Senior Secured Credit Facilities are secured by substantially all of our and our subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

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

Our business is labor intensive, and our results are subject to variations in labor-related costs and productivity. If the recent national and local elections result in actions or proposals that increase the likelihood of union organizing activities at our facilities, our operating costs could increase and our employee relations, productivity, earnings and cash flows could be adversely affected.

Our alliance and product supply agreement with Gambro Renal Products Inc. may limit our ability to achieve cost savings with respect to products and equipment we are required to purchase under this agreement.

Our obligations under our alliance and product supply agreement with Gambro Renal Products to purchase dialyzers and certain other products, may limit our ability to realize future cost savings in regard to certain products. For the year ended December 31, 2008, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Upgrades to our billing and collections systems and complications associated with upgrades and other improvements to our billing and collections systems could have a material adverse effect on our revenues, cash flows and operating results.

We are continuously performing upgrades on our billing systems and expect to continue to do so in 2009. In addition, we continuously work to improve our billing and collections performance through process upgrades, organizational changes and other improvements. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of these changes, including a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. These changes could also have an adverse impact on the claims review required by the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, described below. The failure to successfully implement the upgrades to the billing and collection systems and other improvements could have a material adverse effect on our revenues, cash flows and operating results.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide or to which we have committed obligations to make purchases, including Amgen, Fresenius Medical Care, Gambro Renal Products, Baxter Healthcare Corporation, NxStage, as well as others. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. For example, in February 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients and ceased further sales. As a result of the recall, there is only one remaining supplier of heparin and the cost to purchase heparin has significantly increased. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. An affiliate of Fresenius Medical Care acquired this sole remaining provider of heparin for the U.S. dialysis market. This could negatively impact our access to and pricing for this critical product. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:

•	the collapse or insolvency of our insurance carriers;
•	further increases in premiums and deductibles;
•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and
•	an inability to obtain one or more types of insurance on acceptable terms.

If businesses we acquire have liabilities that we are not aware of, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers, as well as other ancillary services and strategic initiatives. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Provisions in our charter documents, compensation programs and Delaware law may deter a change of control that our stockholders would otherwise determine to be in their best interests.

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent; requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors; and granting our Board of Directors the authority to issue preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval. In addition, we have in place a shareholder rights plan that would substantially dilute the interest sought by an acquirer that our Board of Directors does not approve.

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2008, these cash bonuses would total approximately $198 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the land and buildings for 24 of our dialysis centers. We also own the buildings for six other dialysis centers and the building at one of our Florida labs and we own two separate land parcels and sublease a total of six properties to third party tenants. Our remaining dialysis centers are located on premises that we lease.

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

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
Corporate Headquarters	El Segundo, CA	61,000	2013
Business Office	Tacoma, WA	149,000	2009 through 2011
Business Office	Berwyn, PA	57,000	2012
Administrative Office	Exton, PA	8,000	2009
Administrative Office	Vernon Hills, IL	29,000	2013
Administrative Office	Burlingame, CA	7,000	2009
Administrative Office	Norfolk, VA	20,000	2015
Administrative Office	Washington, DC	5,000	2013
Administrative Office	Tempe, AZ	11,000	2016
Business Office	Lakewood, CO	82,000	2010
Business Office	Brentwood, TN	95,000	2011
Business Office	Irvine, CA	65,000	2015
Laboratory	DeLand, FL	40,000	owned
Laboratory	DeLand, FL	20,000	2013
Laboratory Administrative Office	DeLand, FL	23,000	2011
Laboratory	Ft. Lauderdale, FL	43,000	2013
DaVita Rx	Orlando, FL	17,000	2013
DaVita Rx	Coppell, TX	53,000	2013
DaVita Rx	San Bruno, CA	7,000	2015
Lab Warehouse	DeLand, FL	11,000	2015

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

Item 3.    Legal Proceedings.

Inquiries by the Federal Government

In December 2008, we received a subpoena for documents from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlicit and Epogen®, or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. We have been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and have been advised that this is a civil inquiry. We are cooperating with the inquiry and are producing the requested records. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated, or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

In February 2007, we received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We are cooperating with the inquiry and are producing the requested records. We have been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

In March 2005, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, we received a request for documents related to durable medical equipment and supply companies owned and operated by us. We are cooperating with the inquiry and are producing the requested records. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

In October 2004, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. Gambro Healthcare received a similar subpoena in November 2004. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense.

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

Several wage and hour claims have been filed against us in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, we were served with separate complaints by various former employees, each of which alleges, among other things, that we failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, and failed to comply with certain other California labor code requirements. In October 2008, we were served with a complaint which alleges, among other things, that we failed to pay the rate on the “wage statement,” and failed to comply with other California labor code requirements. We intend to vigorously defend against these claims. We also intend to vigorously oppose the certification of these matters as class actions.

In October 2007, we were contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed us that it was conducting a civil and criminal investigation of our operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed us that the civil and criminal investigation has been discontinued. The Attorney General’s Office further advised us that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada, including us, and that such audits will relate to the issues that were the subjects of the investigation. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs. To our knowledge, no proceedings have been initiated against us at this time.

In August 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against us. The complaint also names as defendants Amgen Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against us, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against us are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. On December 17, 2008, the Court dismissed the complaint and allegations in their entirety with permission of plaintiffs to amend the complaint. We were not named as a defendant in plaintiff’s amended complaint. As a result, we are no longer a defendant in this action.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2008:
1st quarter	$59.23	$42.48
2nd quarter	53.86	47.79
3rd quarter	60.01	52.64
4th quarter	56.75	42.66
Year ended December 31, 2007:
1st quarter	$58.54	$51.54
2nd quarter	57.48	52.56
3rd quarter	63.18	52.78
4th quarter	66.53	55.63

The closing price of our common stock on January 30, 2009 was $47.00 per share. According to The Bank of New York, our registrar and transfer agent, as of January 30, 2009, there were 6,913 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
March 1—31, 2008	682,500	$47.66	682,500	$210.3
April 1—30, 2008	2,120,977	48.90	2,120,977	106.5
May 1—31, 2008	383,133	51.49	383,133	230.3
June 1—30, 2008	274,743	49.92	274,743	216.6
October 1—31, 2008	1,027,502	48.66	1,027,502	166.6
November 1—30, 2008	278,900	43.35	278,900	154.5
December 1—31, 2008	21,126	45.01	21,126	153.5

Total	4,788,881	$48.59	4,788,881

(1)	On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock.

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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$5,660,173	$5,264,151	$4,880,662	$2,973,918	$2,177,330
Operating expenses and charges(2)	4,838,408	4,401,942	4,141,230	2,508,547	1,796,204

Operating income	821,765	862,209	739,432	465,371	381,126
Debt expense(3)	(224,716)	(257,147)	(276,706)	(139,586)	(52,411)
Swap valuations gain, net(4)	—	—	—	4,548	—
Refinancing charges(5)	—	—	—	(8,170)	—
Other income, net(6)	12,411	22,460	13,033	8,934	4,125

Income from continuing operations before income taxes	609,460	627,522	475,759	331,097	332,840
Income tax expense	235,300	245,744	186,430	123,675	128,332

Income from continuing operations	374,160	381,778	289,329	207,422	204,508
Income from discontinued operations, net of tax(7)	—	—	—	13,157	17,746
Gain on disposal of discontinued operations, net of tax(7)	—	—	362	8,064	—

Net income	$374,160	$381,778	$289,691	$228,643	$222,254

Basic earnings per common share from continuing operations(7)(8)	$3.56	$3.61	$2.79	$2.06	$2.07

Diluted earnings per common share from continuing operations(7)(8)	$3.53	$3.55	$2.73	$1.99	$1.99

Weighted average shares outstanding:(8)(10)
Basic	105,149,000	105,893,000	103,520,000	100,762,000	98,727,000

Diluted	105,940,000	107,418,000	105,793,000	104,068,000	102,861,000

Ratio of earnings to fixed charges(9)	3.01:1	2.92:1	2.38:1	2.86:1	5.26:1

Balance sheet data:
Working capital	$965,241	$889,754	$597,324	$664,675	$426,985
Total assets	7,286,091	6,943,960	6,491,816	6,279,762	2,511,959
Long-term debt	3,622,421	3,683,887	3,730,380	4,085,435	1,322,468
Shareholders’ equity(10)	1,952,458	1,732,250	1,245,924	850,609	523,134

(1)	Net operating revenues include $3,771 in 2005, and $8,293 in 2004 of Medicare lab recoveries relating to prior years’ services.
(2)	Operating expenses and charges include $55,275 in 2007 and $37,968 in 2006 of valuation gains on the alliance and product supply agreement with Gambro Renal Products, Inc. Operating expenses and charges in 2007 also includes $6,779 of gains from insurance settlements related to Hurricane Katrina and a fire that destroyed one center.

(3)	Debt expense in 2007 and 2006 includes the write-off of approximately $4.4 million and $3.3 million of deferred financing costs associated with our principal prepayments on our term loans.
(4)	The swap valuation net gains of $4,548 in 2005 represented the accumulated fair value on several swap instruments that were ineffective as cash flow hedges, as a result of the repayment of our Senior Secured Credit Facilities, as well as changes in the fair values of these swaps until they were redesignated as hedges, and represent changes in the fair value of the swaps during periods in which there was no matching variable rate LIBOR-based interest payments.
(5)	Refinancing charges of $8,170 in 2005 represented the write-off of deferred financing costs associated with the extinguishment of our prior Senior Secured Credit Facilities.
(6)	Other income, net, includes $5,868 in 2007 of gains from the sale of investment securities.
(7)	During 2005, we divested a total of 71 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on October 4, 2005 in order for us to complete the acquisition of DVA Renal Healthcare. In addition, we completed the sale of three additional centers that were previously pending state regulatory approval in January 2006. The operating results of the historical DaVita divested and held for sale centers were reflected as discontinued operations in our consolidated financial statements for 2005 and prior.
(8)	All share and per-share data for all periods presented prior to 2005 have been adjusted to retroactively reflect the effects of a 3-for-2 stock split that occurred in the second quarter of 2004.
(9)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and the write-off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(10)	Share repurchases consisted of 4,788,881 shares of common stock for $232,715 in 2008, 111,300 shares of common stock for $6,350 in 2007 and 3,350,100 shares of common stock for $96,540 in 2004. Shares issued in connection with stock awards amounted to 1,314,074 in 2008, 2,480,899 in 2007, 2,620,125 in 2006, 3,303,451 in 2005, and 5,106,783 in 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-looking statements

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors which may result in the loss of revenue and patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or the structure of payments under the Medicare ESRD program which result in lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Overview

We are a leading provider of dialysis services in the United States through a network of approximately 1,449 outpatient dialysis centers and 700 hospitals, serving approximately 112,000 patients in 43 states. In 2008, our overall network of dialysis centers increased by 90 centers primarily as a result of opening new centers and acquisitions and the overall number of patients that we serve increased by approximately 5%.

Our stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represent the major drivers of our long-term performance, although we are subject to the impact of external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes as measured by DQI have improved over each of the past three years. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States. In addition, over the past several years our teammate turnover has remained constant, which we believe has been a major contributor to our clinical performance improvements. We will continue to focus on these fundamental long-term value drivers.

Approximately 96% of our 2008 consolidated revenues were derived directly from our dialysis and related lab services business. Approximately 82% of our dialysis and related lab services revenues are derived from outpatient hemodialysis services in 1,426 centers that we consolidate which are either wholly-owned or majority-owned. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, and hospital inpatient hemodialysis services. These services collectively accounted for approximately 15% of our dialysis and related lab services revenues, and the remaining 3% of our dialysis and related lab services revenues were from laboratory services. We also generate management fees from performing management and administrative services to certain dialysis centers that represent less than 1% of our dialysis and related lab services revenues.

Our other business operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our patients. These consist primarily of infusion therapy services, oral pharmacy services, vascular access services, disease management services, special needs plans, physician’s services and ESRD clinical research programs. These services generated approximately 4% of our consolidated net revenues in 2008. We currently expect to continue to invest in our ancillary services and strategic initiatives as we work to develop successful new business operations. However, significant changes in market conditions, business performance or in the regulatory environment may impact the economic viability of these strategic initiatives. Any unfavorable changes could result in a write-off or an impairment of some or all of our investments in these strategic initiatives, or could also result in significant termination costs if we were to exit a certain line of business.

The principal drivers of our dialysis and related lab services revenues are:

•

the number of treatments, which is primarily a function of the number of chronic patients requiring approximately three treatments per week, as well as the number of treatments for peritoneal dialysis services and home-based dialysis and hospital inpatient dialysis services;

•	average dialysis revenue per treatment; and
•	the number of laboratory patient tests

The total patient base is a relatively stable factor, which is influenced by a demographically growing need for dialysis services, our relationships with referring physicians together with the quality of our clinical care, and our ability to open and acquire new centers. Our year-over-year treatment volume growth was 5.9% in 2008.

Average dialysis and related lab services revenue per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) patients, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government payment rates, and our billing and collecting operations performance.

On average, payment rates from commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average revenue per treatment.

The following table summarizes our dialysis and related lab services revenues for the year ended December 31, 2008:

Revenues
Medicare and Medicare-assigned HMO plans	59%
Medicaid	4%
Other government-based programs	2%

Total government-based programs	65%
Commercial (including hospital dialysis services)	35%

Total dialysis and related lab services revenues	100%

Government payment rates are principally determined by federal Medicare and state Medicaid policy. These payment rates have historically had limited potential for rate increases and are sometimes at risk of reduction as federal and state governments face increasing budget pressures. Cumulative net increases in Medicare payment rates from 1990 through 2007 totaled approximately 10%, which is less than the impact of inflation over the same period. In July 2008, Congress passed the Medicare Improvements for Patients and Providers Act. This act provides for an increase in the composite rate of 1% in 2009 and 2010. In 2011, a new payment system will be established that will provide for a single bundled payment base rate with an initial rate set at 2% below the rate we would have received under the historical methodology. Beginning in 2012, the bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less 1% of such index.

Dialysis payment rates from commercial payors can vary significantly and a major portion of our commercial rates are set at contracted amounts with large payors and are subject to intense negotiation pressure. Except for some rate reductions that occurred in late 2007, we have been successful in maintaining relatively stable average payment rates in the aggregate for patients with commercial plans, in addition to obtaining periodic rate increases. However, we are continuously in the process of negotiating agreements with our commercial payors and payors are increasingly aggressive in their negotiations. If our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, this would have a material adverse effect on our operating results. We also expect that some of our contracted rates with commercial payors may decrease or we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers, which could further decrease our commercial rate revenues.

Approximately 30% of our dialysis and related lab services revenues for the year ended December 31, 2008 were from physician-prescribed pharmaceuticals, with EPO accounting for approximately 20% of our dialysis and related lab services revenues. Therefore, changes in physician practice patterns, pharmaceutical protocols, pharmaceutical intensities and changes in private and governmental payment rates for EPO significantly influence our revenue. For example, in July 2007, CMS implemented a new reimbursement methodology for EPO which decreased our dialysis and related lab services revenue per treatment. In addition, effective January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursements. These changes impacted the prescribing habits of our physicians, which resulted in lower pharmaceutical intensities during 2008, which negatively impacted our average dialysis and related lab services revenue per treatment in 2008.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in how much average dialysis and related lab services revenue per treatment we actually realize. Over the past several years we have invested heavily in new systems and processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks and we expect to continue to improve these systems. In 2008, we made several systems upgrades and process changes and will continue to do so in 2009 as necessary to improve our billing and collection performance. However, as we implement these system upgrades, our collection performance as well as our dialysis and related lab services revenue per treatment could be negatively impacted.

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

Our annual average dialysis and related lab services revenue per treatment was approximately $334, $334 and $330 for 2008, 2007, and 2006, respectively. In 2008, our average dialysis and related lab services revenue per treatment decreased slightly, primarily due to the impact of some commercial rate compression that occurred in late 2007, a decrease in intensities of physician-prescribed pharmaceuticals offset by changes in mix and rates of some of our other commercial payors. In 2007, the average dialysis and related lab services revenue per treatment increased primarily due to an increase in realized rates from our commercial payors and an increase in the Medicare composite rate, partially offset by a decrease in the government reimbursement for pharmaceuticals associated with the new CMS reimbursement rates for EPO, and a decrease in intensities of physician-prescribed pharmaceuticals. Our ability to negotiate acceptable payment rates with commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals, including the bundling of such services, and changes in the mix of government and commercial payors may materially impact our average dialysis and related lab services revenue per treatment in the future.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals and business infrastructure and compliance costs. However, other cost categories can also represent significant cost changes, such as employee benefit costs and insurance costs. Our average clinical hours per treatment have remained relatively stable over the past few years primarily because of improved efficiencies driven by reduced clinical teammate turnover and improved training and processes. We believe there is limited opportunity for productivity improvements beyond the levels previously achieved, and changes in federal and state policies can adversely impact our ability to achieve optimal productivity levels. As an example, during the third and fourth quarters of 2008 we experienced an increase in our labor hours as we implemented new federal guidelines. In 2008 and 2007, we also experienced an increase in our labor rates of approximately 3.5% and 3.0%, respectively, as labor rates have increased consistent with general industry trends, mainly due to the demand for skilled clinical personnel, along with general inflation increases. For the past several years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors. In addition, our agreement with Amgen for the purchase of EPO provides for specific rebates based on a combination of factors, including process improvement and data submission, which could negatively impact our earnings if we are unable to qualify for these rebates. In 2008, we experienced increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new centers opened and centers constructed but pending state and/or federal certification, as well as general increases in rent, utilities and repairs and maintenance.

General and administrative expenses have remained relatively constant as a percent of consolidated revenues over the past three years. However, this reflects a substantial increase in the dollar amount of spending related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal matters and supporting the growth in our ancillary services and strategic initiatives. We expect that the level of general and administrative expenses will be sustained and can vary depending upon the level of investment we make in our long-term initiatives, including further investments in our ancillary services and strategic initiatives, and to support our efforts to achieve the highest levels of regulatory compliance.

Outlook for 2009.    Our operating income guidance for 2009 is projected to be in the range of $820-$880 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or the structure of payments under the Medicare ESRD program which result in lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the cautionary language contained in the forward-looking statements and associated risks as discussed on page 37 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

We operate principally as a dialysis and related lab services business but also operate other ancillary services and strategic initiatives businesses. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, disease management services and full-service special needs plans, physician services, as well as clinical research programs. The dialysis and related lab services business qualifies as a separately reportable segment under SFAS No. 131, and all of the other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Following is a summary of consolidated operating results for reference in the discussion that follows.

	Year ended December 31,
Continuing Operations	2008		2007		2006
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues:
Current period services	$5,660	100%	$5,264	100%	$4,881	100%

Operating expenses and charges:
Patient care costs	3,920	69%	3,590	68%	3,390	70%
General and administrative	508	9%	491	9%	454	9%
Depreciation and amortization	217	4%	193	4%	173	4%
Provision for uncollectible accounts	146	3%	137	3%	126	2%
Minority interests and equity income, net	47	1%	45	1%	36	1%
Valuation gain on alliance and product supply agreement	—	—	(55)	(1)%	(38)	(1)%

Total operating expenses and charges	4,838	85%	4,402	84%	4,141	85%

Operating income	$822	15%	$862	16%	$739	15%

Dialysis treatments	16,217,107		15,318,995		14,495,796
Average dialysis treatments per treatment day	51,663		48,942		46,372
Average dialysis and related lab services revenue per treatment	$334		$334		$330

The following table summarizes consolidated net operating revenues:

	Year ended
	2008	2007	2006
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$5,415	$5,130	$4,799
Other—ancillary services and strategic initiatives	245	134	82

Consolidated net operating revenues	$5,660	$5,264	$4,881

The following table summarizes consolidated operating income:

	Year ended
	2008	2007(1)	2006(1)
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$943	$993	$829
Other—ancillary services and strategic initiatives loss	(34)	(51)	(27)

Total segment margin	910	942	802
Reconciling items:
Stock-based compensation	(41)	(34)	(26)
Minority interests and equity income, net	(47)	(45)	(36)

Consolidated operating income	822	862	739
Reconciliation of non-GAAP measures:
Less: Gains on insurance settlements	—	(7)	—
Valuation gain on the alliance and product supply agreement	—	(55)	(38)

Non-GAAP consolidated operating income	$822	$800	$701

(1)	We have excluded valuation gains on the alliance and product supply agreement with Gambro Renal Products Inc. (the Product Supply Agreement) in 2007 and 2006 as well as gains on insurance settlements from Hurricane Katrina in 2007 from non-GAAP adjusted consolidated operating income in 2007 and 2006, respectively, because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding a non-recurring non-cash gain that resulted from the termination of our purchase obligation for dialysis machines from Gambro Renal Products Inc. under the Product Supply Agreement as well as an unusual insurance gain, and as a result is both more meaningful and comparable to our current and prior period results, and more indicative of our normal consolidated operating income.

Consolidated net operating revenues

Consolidated net operating revenues for 2008 increased by approximately $396 million or approximately 7.5% from 2007. This increase was primarily due to an increase in dialysis and related lab services net revenues of approximately $285 million, principally due to increased treatments, and an increase of approximately $111 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy, VillageHealth special needs plans and from our infusion therapy business.

Consolidated net operating revenues for 2007 increased by approximately $383 million or approximately 7.9% from 2006. This increase was primarily due to an increase in dialysis and related lab services net revenues of approximately $331 million, principally due to an increase in both treatments and average revenue per treatment, and an increase of approximately $52 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy and in our VillageHealth demonstration projects as well as from the acquisition of our infusion therapy business.

Consolidated operating income

Consolidated operating income was $822 million for 2008, as compared to $862 million for 2007. Consolidated operating income in 2007 included a valuation gain of $55 million on the Product Supply Agreement and the $7 million insurance settlement related to Hurricane Katrina. Excluding the valuation gain on the Product Supply Agreement and the insurance settlement in 2007, our consolidated operating income for 2008 would have increased by approximately $22 million, compared to the adjusted operating income for 2007. This increase was primarily due to treatment growth in dialysis and related lab services revenues, combined with growth in revenue in ancillary services and strategic initiatives outpacing increases in our operating expenses. Our ancillary services and strategic initiatives net operating losses were reduced by approximately $17 million in

2008. However, our consolidated operating income for 2008 was negatively affected by rising labor costs, the absence of a Medicare rate increase, the impact of some commercial rate compression that occurred in late 2007, decreases in intensities of physician-prescribed pharmaceuticals, an increase in the operating costs of our dialysis centers, driven in part by the number of new dialysis centers opened and from centers constructed but pending state and/or federal certification, an increase in pharmaceuticals costs (primarily heparin) and an increase in stock-based compensation costs.

Consolidated operating income was $862 million for 2007, as compared to $739 million for 2006. Consolidated operating income in 2007 and 2006 included valuation gains of $55 million and $38 million, respectively, on the Product Supply Agreement. 2007 also included a $7 million insurance settlement related to Hurricane Katrina. Excluding these items our adjusted consolidated operating income for 2007 would have increased by approximately $99 million compared to our adjusted consolidated operating income for 2006. The increase in adjusted consolidated operating income was primarily due to an increase in both treatment growth and revenue per treatment in the dialysis and related lab services business outpacing slower growth in operating expenses, lower self insurance and benefit costs, as well as reductions in integration expenditures. The increase in adjusted consolidated income in 2007 was primarily the result of increases in operating income in the dialysis and related lab services business, partially offset by higher operating losses in ancillary services and strategic initiatives that increased by approximately $24 million, as we made additional investments in our infrastructure and incurred additional operating expenses and professional fees associated with establishing our VillageHealth special needs plans.

Operating segments

Dialysis and Related Lab Services

	Year ended
	2008	2007	2006
Revenues	$5,415	$5,130	$4,799

Segment margin	$943	$993	$829

Net operating revenues

Dialysis and related lab services net operating revenues for 2008 increased by approximately $285 million or approximately 5.6% from 2007. The increase in net operating revenues was primarily due to an increase in the number of treatments of approximately 5.9%, offset by a slight decrease in the average dialysis revenue per treatment. The increase in number of treatments was primarily due to an increase in the number of treatment days in 2008 and non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment in 2008, as compared to 2007, was primarily due to the impact of some commercial rate compression that occurred in late 2007, decreases in intensity of physician-prescribed pharmaceuticals partially offset by changes in mix and rates of some of our other commercial payors.

Dialysis and related lab services net operating revenues for 2007 increased by approximately $331 million or 6.9% from 2006. The increase in net operating revenues in 2007 was principally due to an increase in the number of treatments of approximately 5.7% and an increase in the average revenue per treatment of approximately 1.2%. The increase in the number of treatments was primarily attributable to non-acquired annual treatment growth at existing and new centers and growth through acquisitions. Our average dialysis revenue per treatment increased from $330 in 2006 to $334 in 2007. This increase in average dialysis revenue per treatment was due primarily to an increase in realized rates from our commercial payors and an increase in the Medicare composite rate, partially offset by a decrease in the government reimbursement for pharmaceuticals associated with the new CMS reimbursement rates for EPO, and a decrease in intensities of physician-prescribed pharmaceuticals.

The following table summarizes our dialysis and related lab services revenues by source for the year ended December 31, 2008:

Revenue percentages
Outpatient hemodialysis centers	82%
Peritoneal dialysis and home-based hemodialysis	10%
Hospital inpatient hemodialysis	5%
Laboratory services	3%

Total dialysis and related lab services revenues	100%

In addition to reimbursements for dialysis treatments, the other major component of dialysis and related lab services revenues is the administration of EPO and other pharmaceuticals as part of the dialysis treatment, which represents slightly more than 30% of total dialysis and related lab services revenues.

Approximately 65% of our total dialysis and related lab services revenues for the year ended December 31, 2008 were from government-based programs, principally Medicare, Medicaid, and Medicare Advantage Plans, representing approximately 87% of our total patients. Approximately 35% of our dialysis and related lab services revenues and 13% of our patients are associated with commercial payors. Less than 1% of our dialysis and related lab services payments are due directly from patients. No single commercial payor accounted for more than 5% of total dialysis and related lab services revenues for the year ended December 31, 2008.

On average we are paid significantly more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare, Medicaid or other government plans. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. As a patient transitions from commercial coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially. As of December 31, 2008, the Medicare ESRD dialysis treatment rates for our patients were between $149 and $165 per treatment, or an overall average of $157 per treatment, excluding the administration of separately billed pharmaceuticals. Medicare payment rates are insufficient to cover our costs associated with providing dialysis treatments, and therefore we lose money on each Medicare treatment.

Our net earnings from dialysis and related lab services are derived from commercial payors, some of which pay at negotiated payment rates and others of which pay based on our usual and customary fee schedule. We are continuously in negotiations with commercial payors for contracted rates and some of these payment rates are under downward pressure as we negotiate these rates with large HMOs and insurance carriers and we expect this trend to continue into 2009. We also expect that we may experience decreases in patient volume as our negotiations with commercial payors continue. If we experience a net overall reduction in our contracted commercial rates as a result of these negotiations, it could have a material adverse effect on our operating results.

Our average dialysis and related lab services revenue per treatment can be significantly impacted by several major factors, including our ability to negotiate acceptable payment rates with contracted and non-contracted commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals, including the bundling of such services and changes in the mix of government and non-government payments.

Operating expenses and charges

Patient care costs.    Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, pharmaceuticals, medical supplies and operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $230, $227 and $229 for 2008, 2007, and 2006, respectively. The $3 increase in the per treatment costs in 2008 as compared to 2007 was primarily attributable to an increase in labor rates and our labor hours were negatively impacted during the year as we implemented new federal guidelines. Additionally, we experienced an increase in the operating costs of our dialysis centers driven in part by the number of new centers opened and from centers constructed but pending state and/or federal certification, and an increase in pharmaceutical costs (primarily heparin), partially offset by a decrease in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services patient care costs on a per treatment basis decreased by approximately $2 in 2007 as compared to 2006. The decrease in the per treatment costs was primarily attributable to decreases in employee benefit costs, reductions in our professional and general liability costs, as well as decreases in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in labor costs and an increase in the operating costs of our dialysis centers.

General and administrative expenses.    Dialysis and related lab services general and administrative expenses for the years ended 2008, 2007 and 2006 were approximately $398 million, $397 million and $391 million, respectively. The increase of approximately $1 million in 2008 as compared to 2007 was primarily due to increases in labor costs and the timing of certain other expenditures, mainly offset by lower integration costs and lower professional fees. The increase in general and administrative expenses of approximately $6 million in 2007 as compared to 2006, was primarily due to higher labor costs and the timing of certain expenditures, partially offset by lower integration expenditures related to the DVA Renal Healthcare acquisition that were completed by the end of 2007 and lower professional fees for legal and compliance initiatives.

Depreciation and amortization.    Dialysis and related lab services depreciation and amortization expenses for 2008, 2007 and 2006 were approximately $210 million, $189 million and $171 million, respectively. The increase of approximately $21 million in depreciation and amortization for dialysis and related lab services in 2008 as compared to 2007 was primarily due to growth through new center developments and expansions and an increase in amortization expense as a result of reductions in the intangible liability associated with the Product Supply Agreement, as discussed below. The increase in depreciation and amortization for 2007 of approximately $18 million, as compared to 2006 was primarily due to growth through new center developments and expansions.

Provision for uncollectible accounts receivable.    The provision for uncollectible accounts receivable for dialysis and related lab services was 2.6% for all years presented. The current provision level of 2.6% may increase if we encounter problems with our billing and collection process.

Product Supply Agreement.    We entered into the Alliance and Product Supply Agreement with Gambro AB and Gambro Renal Products, Inc. on October 5, 2005, in conjunction with our acquisition of DVA Renal Healthcare. The agreement committed us to purchase a significant majority of our hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce our purchase obligations for certain hemodialysis product supplies and equipment. As a result of the reductions, we recorded a net valuation gain of $38 million during 2006. This valuation gain represents the difference in the amortized original fair value between the Product Supply Agreement and that of the Amended Product Supply Agreement, as of the effective date of the amendment.

In 2007, we terminated our obligation to purchase certain dialysis machines under the Amended Product Supply Agreement. As a result of that termination we recorded a net valuation gain of $55 million in 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and that of the Amended Product Supply Agreement as adjusted for the termination of the obligation to purchase certain dialysis machines as of June 30, 2007. We continue to be subject to the Product Supply Agreement’s requirements to purchase a significant majority of our hemodialysis non-equipment product supplies, such as dialyzers, from Gambro Renal Products at fixed prices.

Operating income

Dialysis and related lab services operating income for 2008 decreased by approximately $50 million as compared to 2007. Operating income in 2007 included a valuation gain of $55 million on the Product Supply Agreement and $7 million of insurance settlements relating to Hurricane Katrina as discussed above. Excluding these items, operating income for 2008 would have increased by approximately $12 million as compared to adjusted operating income for 2007. The increase in the operating income for 2008 as compared to adjusted operating income for 2007 was primarily due to growth in the volume of revenue outpacing increases in certain expenditures. However, operating income for 2008 was negatively affected by certain significant items such as a decrease in our dialysis revenue per treatment, lower intensities of physician-prescribed pharmaceuticals, an increase in labor costs and higher operating costs of our dialysis centers primarily associated with the number of new centers that were opened and from centers constructed but pending state and/or federal certification, an increase in pharmaceutical costs (primarily heparin), and the absence of a Medicare rate increase.

Dialysis and related lab services operating income for 2007 increased by approximately $164 million as compared to 2006. 2007 and 2006 included valuation gains of $55 million and $38 million, respectively, on the product supply agreement. 2007 also included a $7 million insurance settlement as discussed above. Excluding these items, adjusted operating income for 2007 would have increased by approximately $140 million as compared to adjusted operating income for 2006. This large increase was driven primarily by growth in both treatments and revenue per treatment, along with labor productivity improvements, and reductions in certain operating expenditures such as benefit and insurance costs, as well as integration expenditures.

Other—Ancillary services and strategic initiatives

	Year ended
	2008	2007	2006
Revenues	$245	$134	$82

Segment loss	$(34)	$(51)	$(27)

Net operating revenues

The ancillary services and strategic initiatives net operating revenues for 2008 increased by approximately $111 million or 83% as compared to 2007, primarily from growth in our pharmacy business, VillageHealth special needs plans and demonstration projects, our vascular access services business and a full year of operations of HomeChoice Partners, our infusion therapy business, which we acquired in the third quarter of 2007.

The increase in net operating revenues in 2007 of approximately $52 million or 64% from 2006 was primarily due to growth in our pharmacy business, the acquisition of HomeChoice Partners, and growth in our VillageHealth demonstration projects.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2008 increased by approximately $93 million from 2007, primarily due to an increase in volume in our pharmacy business, an increase in fixed operating expenses, an increase in labor costs and a full year of operations of our infusion therapy services, partially offset by lower professional fees in our VillageHealth business, as described below.

Ancillary services and strategic initiatives operating expenses for 2007 increased by approximately $76 million from 2006, primarily due to the acquisition of HomeChoice Partners, volume growth in our pharmacy business, additional operating expenses and professional fees associated with establishing the VillageHealth special needs plans that became effective in early 2007, and higher labor and benefit costs.

Operating loss

Ancillary services and strategic initiatives operating losses for 2008 decreased by approximately $17 million from 2007. The decrease in operating losses was primarily due to growth in revenues outpacing increases in operating expenses, primarily associated with our pharmacy business and our vascular access services. Ancillary services and strategic initiatives operating losses for 2007 increased by approximately $24 million from 2006. The increase in operating losses was primarily related to the cost of establishing the VillageHealth special needs plans.

Corporate level charges

Stock-based compensation.    Stock-based compensation of approximately $41 million for 2008 increased by approximately $7 million from 2007. Stock-based compensation for 2007 increased by approximately $8 million from 2006. The increases in both periods resulted from increases in both the average grant-date fair value and aggregate quantity, of grants that contributed expense to each of these years.

Minority interests and equity income, net.    Minority interests and equity income, net, increased by approximately $1.1 million in 2008, and increased by approximately $9.7 million in 2007. The increases for both years were primarily due to an increase in new dialysis centers having minority partners, growth in the earnings of our existing dialysis joint ventures and an increase in the number of other non-wholly-owned subsidiaries.

Debt expense.    Debt expense for 2008, 2007, and 2006 consisted of interest expense of approximately $215 million, $243 million, and $263 million, respectively, amortization of deferred financing costs of approximately $10 million for each year presented. 2007 and 2006 also included the write-off of approximately $4 million and $3 million, respectively, of deferred financing costs associated with the principal prepayments on our term loans. The decrease in interest expense in 2008 as compared to 2007 was primarily attributable to decreases in the LIBOR-based variable interest rates on the unhedged portion of our debt. Our overall weighted average interest rate in 2008 was 5.82% as compared to 6.49% in 2007. The decrease in interest expense in 2007 as compared to 2006 was primarily attributable to lower average outstanding principal balances during 2007 under our Senior Secured Credit Facilities as a result of principal prepayments, and decreases in the LIBOR-based variable interest rates on the unhedged portion of our debt. Our overall weighted average interest rate in 2007 was 6.49% as compared to 6.64% in 2006.

Other income.    Other income was approximately $12 million, $22 million, and $13 million in 2008, 2007, and 2006, respectively, and consisted principally of interest income. The decrease in other income in 2008 was primarily due to the fact that 2007 other income included gains on the sale of investments of approximately $6 million resulting from the sale of our NxStage shares as discussed below and a decrease in interest rates as well as lower average cash and investment balances.

Provision for income taxes.    The provision for income taxes for 2008 represented an effective annualized tax rate of 38.6%, compared with 39.2% and 39.2% in 2007 and 2006, respectively. The decrease in the effective tax rate in 2008 was primarily due to nonrecurring tax benefits associated with transactions occurring in 2008. We currently project the effective income tax rate for 2009 to be in the range of 39.5% to 40.5%.

Impairments and valuation adjustments.    We perform impairment or valuation reviews for our property and equipment, amortizable intangibles, investments in and advances to third-party dialysis businesses, and our investments in ancillary services and strategic initiatives at least annually and whenever a change in condition indicates that a review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is also assessed at least annually for possible valuation impairment using fair value methodologies. No significant impairments or valuation adjustments were recognized during the periods presented. These types of adjustments are charged directly to the corresponding operating segment that incurred the charge.

Accounts receivable

Our accounts receivable balances at December 31, 2008 and 2007 represented approximately 70 and 66 days of revenue, respectively, net of bad debt provision. The relative increase in the days of net revenue in accounts receivable as of December 31, 2008 was a result of growth and slower cash collections. In 2007, we experienced high cash collections, which significantly decreased the number of days of net revenue in our account receivable balances. Accounts receivable balances of 70 days of revenue is more consistent with our past and expected trends.

As of December 31, 2008 approximately $102 million in unreserved accounts receivable, representing approximately 9% of our total accounts receivable balance, were more than six months old. There were no significant unreserved balances over one year old. Less than 1% of our treatments are classified as “patient pay”. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2008 and 2007, other than the standard monthly processing, consisted of approximately $39 million and $31 million, respectively, associated with Medicare bad debt claims, classified as “other receivables”. Currently, our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectibility of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity.    As of December 31, 2008, our cash balance was $411 million and we had undrawn credit under our Senior Secured Credit Facilities totaling $250 million, of which approximately $51 million was committed for outstanding letters of credit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2008 amounted to $556 million, compared with $533 million for 2007. Cash flow from operations in 2008 included cash interest payments of approximately $223 million and cash tax payments of $163 million. Cash flow from operations in 2007 included cash interest payments of $245 million and cash tax payments of $206 million.

Non-operating cash outflows in 2008 included $318 million for capital asset expenditures, including $213 million for new center developments and relocations, and $105 million for maintenance and information technology. We also spent an additional $126 million for acquisitions. During 2008, we also received $43 million from the maturity and sale of investments. However, these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition we received $48 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also repurchased 4.8 million shares of our common stock for approximately $233 million. Non-operating cash outflows in 2007 included $272 million for capital asset expenditures, including $162 million for new center developments and relocations and $110 million for maintenance and information technology. We also spent an additional $127 million for acquisitions. During 2007, we also received $37 million from the maturity and sale of investments as well as an additional $88 million associated with stock option exercises and other share issuances and related excess tax benefits. We also repurchased 0.1 million shares of our common stock for approximately $6 million. During 2008, we acquired a total of 20 dialysis centers, opened 87 new dialysis centers, sold or closed nine centers, merged eight centers into other existing centers, ceased operations at one joint venture in which we owned a noncontrolling interest and added a net one center under management and administrative service agreements. During 2007, we acquired a total of 16 dialysis centers, opened 64 new dialysis centers, sold or closed six centers and discontinued providing management and administrative services to 21 centers. We also acquired a 50% noncontrolling ownership interest in a joint venture that operated six dialysis centers.

We currently expect to spend approximately $100 million for general maintenance capital asset expenditures in 2009, and approximately $250 million for new center development, relocations and center acquisitions depending upon the availability of certain projects and sufficient project returns. We expect to generate approximately $500 million to $550 million of operating cash flow in 2009. Our actual expenditures for growth and cash flows in 2009 could vary significantly from these expected amounts.

2008 capital structure changes and other items

Our Senior Secured Credit Facilities are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our and our subsidiary guarantors’ assets. The Senior Secured Credit Facilities also contain customary affirmative and negative covenants and require compliance with financial covenants, including an interest rate coverage ratio and a leverage ratio that determines the interest rate margins on our term loan A and our revolving line of credit. The Senior Secured Credit Facilities in general also contain limits on the general amount of capital expenditures for internal growth, acquisitions and capital improvements, as described below, as well as limits on the amount of tangible net assets in non-guarantor subsidiaries.

Term Loan A

During 2008, we made mandatory principal payments totaling $14.9 million on the term loan A. As a result of these principal payments, the outstanding balance on our term loan A as of December 31, 2008 was $214.4 million and bore interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 1.97%. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. Term loan A matures in October 2011 and requires annual principal payments of $61.3 million in 2009, $87.5 million in 2010 and $65.6 million in 2011, respectively.

Term Loan B

As of December 31, 2008, the outstanding balance of our term loan B was $1.7 billion and bore interest at LIBOR plus a margin of 1.50% for an overall weighted average effective rate of 3.63%, including the impact of our swap agreements. We did not make any principal payments on the term loan B during 2008, nor were we required to. Term loan B matures in October 2012 and requires principal payments of $1.7 billion in year 2012.

Senior and Senior Subordinated Notes

Our senior and senior subordinated notes, as of December 31, 2008, consisted of $900 million of 6  5/8% senior notes due 2013 and $850 million of 7  1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments in March and September. We may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010.

Interest rate swaps

As of December 31, 2008, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $790 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.70%, resulting in an overall weighted average effective interest rate of 5.54% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2009 through 2010 and require quarterly interest payments. During 2008, 2007, and 2006 we accrued net cash (obligations) benefits of approximately ($4.2) million, $14.5 million, and $15.8 million, respectively, from these swaps, which are included in debt expense. We estimate that approximately $14.3 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2008 will be reclassified into income in 2009. As of December 31, 2008 and 2007, the total fair value of these swaps was a liability of $21.9 million and a net liability of $0.5 million, respectively. The 2008 and 2007 amounts were primarily included in other long-term liabilities. Also during 2008 and 2007, we recorded approximately $10.4 million and $16.0 million, respectively, net of tax, as reductions to other comprehensive income for swap valuation losses, net of amounts reclassified into income.

As of December 31, 2008, approximately 41% of our variable rate debt and approximately 69% of our total debt was economically fixed.

As a result of the swap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.48%, based upon the current margins in effect of 1.50%, as of December 31, 2008.

At December 31, 2008, our overall average effective interest rate was 5.10%.

Stock repurchases

During 2008, we repurchased a total of 4,788,881 shares of our common stock for $232.7 million, or an average price of $48.59 per share, pursuant to previously announced authorizations by the Board of Directors. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. As a result of these transactions the total outstanding authorization for share repurchases as of December 31, 2008 was $153.5 million. This stock repurchase program has no expiration date.

Stock-based compensation

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted thereafter. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant date fair value of stock options and stock-settled stock appreciation rights granted in all prior periods. During 2008, we granted 4,563,350 stock-settled stock appreciation rights with a grant-date fair value of $50.2 million and a weighted-average expected life of approximately 3.35 years, and also granted 37,819 stock units with a grant-date fair value of $1.9 million and a weighted-average expected life of approximately 1.1 years.

For the years ended December 31, 2008 and 2007, we recognized $41.2 million and $34.1 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2008 and 2007 were $15.6 million and $12.8 million, respectively. As of December 31, 2008, there was $79.6 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2008 and 2007, we received $35.6 million and $54.7 million, respectively, in cash proceeds from stock option exercises and $14.0 million and $32.8 million, respectively, in total actual tax benefits upon the exercise of stock awards.

Developments in 2008

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. This legislation provides for an increase in the composite rate of 1% in 2009 and in 2010. In addition this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. Beginning in 2012, a new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less 1% of such index. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

In February 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients, and ceased further sales. As a result of the recall, there is only one remaining supplier of heparin and the cost to purchase heparin has significantly increased. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. An affiliate of Fresenius Medical Care acquired the sole remaining provider of heparin for the U.S. dialysis market. This could negatively impact our access to and pricing for this critical product.

2007 capital structure changes and other capital items

During 2007, we made principal payments totaling $50 million on term loan A and $400 million on term loan B. The term loan B payment was made from the proceeds of new senior notes as discussed below. These principal payments were prepayments. As a result of the principal prepayments made in 2007 we wrote off a total of $4.4 million of deferred financing costs, which is included in debt expense.

Term Loan A

On February 27, 2007, our interest rate margin on term loan A was reduced by 0.25% as a result of our achieving certain financial ratios as defined in the Senior Secured Credit Facilities. At December 31, 2007, our term loan A bore interest at LIBOR plus a margin of 1.50%, for an overall effective rate of 6.35%. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%.

Term Loan B

On February 23, 2007, we amended and restated our existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on term loan B by 0.50%, and to amend certain financial covenants. At December 31, 2007, the amended term loan B bore interest at LIBOR plus a margin of 1.50%, for an overall effective rate of 5.80%, including the impact of our swap agreements, except for the forward interest rate swap agreements. Other terms that were changed included the amount by which we can elect to increase the revolving and term loan commitments from $500 million to $750 million and certain limitations on purchases, redemptions or acquisitions of capital stock, the payment of dividends and distributions in cash. Further, limitations on capital expenditures for internal growth will not apply during the periods in which our leverage ratio is less than 3.5:1. We incurred financing costs of $1.8 million which were deferred and also expensed $0.2 million of other costs in connection with this transaction.

Senior and Senior Subordinated Notes

On February 23, 2007, we issued $400 million of 6 5/8% senior notes due 2013 in a private offering, realizing $405 million in proceeds, which included a $5 million premium, and incurred $2.7 million in related deferred financing costs. These senior notes are part of the same series of debt securities as the $500 million aggregate principal amount of 6 5/8% senior notes that were issued in March 2005. Our effective interest rate for the $400 million of 6 5/8% senior notes is 6.45%. The senior notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments which began March 15, 2007. The senior notes may be redeemed by us in whole or part at any time on or after March 15, 2009, at certain specified prices. We used $400 million of these proceeds to pay down our term loan B as discussed above.

NxStage agreement

In February 2007 we entered into a National Provider Agreement with NxStage, Inc. As a part of the agreement, we purchased outright all of our NxStage System One equipment then in use for $5.1 million, and have been purchasing a majority of our home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, we purchased two million shares of NxStage common stock in a private placement offering for $20 million, representing an ownership position of approximately 7%. We subsequently sold our NxStage Inc. shares in the second and third quarters of 2007 for approximately $25.9 million and recognized a pre-tax gain of $5.9 million or $3.6 million after tax. This pre-tax gain is included in other income.

Other stockholder items

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

Interest rate swaps

As of December 31, 2007, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $968 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.37%, on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2009 through 2010 and require quarterly interest payments. In addition, we also maintained two forward interest rate swaps with notional amounts totaling $200 million that went effective on September 30, 2008.

As of December 31, 2007, the interest rates were economically fixed on approximately 50% of our variable rate debt and approximately 74% of our total debt.

As a result of the swap agreements, at December 31, 2007 our overall weighted average effective interest rate on our Senior Secured Credit Facilities was 5.90%, based upon the current margins in effect of 1.50%, and our overall average effective interest rate was 6.37%.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases, letters of credit and our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We also have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at the third-party owners’ future discretion within specified periods as outlined in each specific put provision. These put provisions, if exercised, would require us to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to us, which is intended to approximate fair value. We have estimated the fair values of the interests subject to these put provisions based upon either a predetermined multiple of earnings, or the higher of a liquidation value or an average multiple of earnings determined by historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of the interests subject to these put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these obligations may ultimately be settled in the future, which could vary significantly from our current estimates. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests. For additional information, see Note 21 to the consolidated financial statements.

We also have potential cash commitments to provide working capital advances as needed to several other dialysis centers in which we either own a noncontrolling interest, or which are wholly-owned by third parties, as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2008 (in millions):

	Less Than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$72	$156	$2,607	$850	$3,685
Interest payments on senior and senior subordinated notes	121	243	213	92	669
Capital lease obligations	1	1	1	3	6
Operating leases	194	333	257	393	1,177

	$388	$733	$3,078	$1,338	$5,537

Potential cash requirements under existing commitments:
Letters of credit	$51	$—	$—	$—	$51
Acquisition of dialysis centers under put provisions	127	64	61	39	291
Pay-fixed swaps potential obligations	14	8	—	—	22
Working capital advances	16	—	—	—	16

	$208	$72	$61	$39	$380

Not included above are interest payments related to our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities as of December 31, 2008 bear interest at LIBOR plus current margins of 1.50%. The term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At December 31, 2008, our Senior Secured Credit Facilities had an overall weighted average effective interest rate of 3.48%, including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our Senior Secured Credit Facilities during 2009 and no changes in the effective interest rate, approximately $67 million of interest would be required to be paid in 2009.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Product Supply Agreement. Our total expenditures for the years ended December 31, 2008 and 2007 on such products were approximately 2% of our total operating costs in each year. The actual amount of purchases in future years under the Product Supply Agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of December 31, 2008, and represent the estimated potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

Settlements of approximately $12.0 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

Inquiries by the Federal Government

In December 2008, we received a subpoena for documents from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlicit and Epogen®, or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. We have been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and have been advised that this is a civil inquiry. We are cooperating with the inquiry and are producing the requested records. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated, or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

In February 2007, we received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We are cooperating with the inquiry and are producing the requested records. We have been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

In March 2005, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena requires production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, we received a request for documents related to durable medical equipment and supply companies owned and operated by us. We are cooperating with the inquiry and are producing the requested records. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as this to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense.

In October 2004, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covers the period from 1996 to present and requires the production of a wide range of documents relating to our operations, including DaVita Laboratory Services. Gambro Healthcare received a similar subpoena in November 2004. The subpoena also includes specific requests for documents relating to testing for parathyroid hormone levels, or PTH, and to products relating to vitamin D therapies. The subpoena has been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and criminal penalties. Other participants in the dialysis industry received a similar subpoena, including Fresenius Medical Group. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense.

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

Several wage and hour claims have been filed against us in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, we were served with separate complaints by various former employees, each of which alleges, among other things, that we failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, and failed to comply with certain other California labor code requirements. In October 2008, we were served with a complaint which alleges, among other things, that we failed to pay the rate on the “wage statement,” and failed to comply with other California labor code requirements. We intend to vigorously defend against these claims. We also intend to vigorously oppose the certification of these matters as class actions.

In October 2007, we were contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed us that it was conducting a civil and criminal investigation of our operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed us that the civil and criminal investigation has been discontinued. The Attorney General’s Office further advised us that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada, including us, and that such audits will relate to the issues that were the subjects of the investigation. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs. To our knowledge, no proceedings have been initiated against us at this time.

In August 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against us. The complaint also names as defendants Amgen Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against us, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against us are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. On December 17, 2008, the Court dismissed the complaint and allegations in their entirety with permission of plaintiffs to amend the complaint. We were not named as a defendant in plaintiff’s amended complaint. As a result, we are no longer a defendant in this action.

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

Critical accounting estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of long-lived assets, accounting for income taxes, quarterly variable compensation accruals, purchase accounting valuation estimates, fair value estimates and stock-based compensation are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

Revenue recognition and accounts receivable.    There are significant estimating risks associated with the amount of revenue that we recognize in a given reporting period. Payment rates are often subject to significant uncertainties related to wide variations in the coverage terms of the commercial healthcare plans under which we receive payments. In addition, ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Revenue recognition uncertainties inherent in our operations are addressed in AICPA Statement of Position (SOP) No. 00-1. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

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

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates, however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, slow down in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 112,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of its revenue, which can represent as much as 6% of operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.

Impairments of long-lived assets.    We account for impairments of long-lived assets, which include property and equipment, investments in third-party dialysis businesses, amortizable intangible assets and goodwill, in accordance with the provisions of applicable accounting guidance. Impairment reviews are performed at least annually and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable.

Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers or other operations. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

Purchase accounting valuation estimates.    We make various assumptions and estimates regarding the valuation of tangible and intangible assets, liabilities and contractual as well as non-contractual contingencies associated with our acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future. Long-lived tangible and intangible assets are subject to our regular ongoing impairment assessments.

Fair value estimates.    We measure the fair value of certain assets, liabilities and commitments in accordance with SFAS No. 157 Fair Value Measurements. Under SFAS No. 157, fair value is defined and is measured based upon certain valuation techniques that include inputs and assumptions that market participants would use in pricing assets, liabilities and commitments. We have measured the fair values of our applicable assets, liabilities and commitments based upon certain market inputs and assumptions that are either observable or unobservable in determining fair values and have also classified these assets, liabilities and commitments into the appropriate fair value hierarchy levels as defined in SFAS No. 157. The fair value of our investments held for sale are based upon quoted market prices and the fair value of our swap agreements are based upon valuation models and a variety of techniques as reported by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. For our put provisions we have estimated the fair values of the interests subject to these commitments based upon either a predetermined multiple of earnings, or the higher of a liquidation value or an average multiple of earnings determined by historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of the interests subject to these put provisions involves significant judgments and assumptions and may not be indicative of the actual values at which these obligations may ultimately be settled in the future, which could vary significantly from our current estimates. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests.

Stock-based compensation.    We account for stock-based awards to employees and directors in accordance with the provisions of SFAS No. 123(R) Share-Based Payments. Under SFAS No. 123(R), stock-based compensation is recognized during a period based on the estimated grant-date fair value of the portion of the stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 include compensation costs for stock-based awards granted prior to, but not fully vested as of December 31, 2005, and stock-based awards granted thereafter. We estimate the grant-date fair value of stock awards using complex option pricing models that rely heavily on estimates from us about uncertain future events, including the expected term of the awards, the expected future volatility of our stock price, and expected future risk-free interest rates.

Significant new accounting standards

On January 1, 2009 we adopted SFAS No. 141(R) Business Combinations, which replaces SFAS No. 141 Business Combinations. This standard requires all business combinations to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interest in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6 Elements of Financial Statements. Transaction costs are excluded from the acquisition cost and will be expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and will be classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. The adoption of this standard will not have a material impact on our consolidated financial statements.

On January 1, 2009 we adopted SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin, No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This standard also specifies that consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The adoption of this standard will not have a material impact on our consolidated financial statements; however, it will change the presentation of minority interests in our consolidated financial statements. Although, we are still in process of determining the appropriate classification and measurement of minority interests according to SEC Topic No. 98 Classification and Measurement of Redeemable Securities.

On January 1, 2009 we adopted SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard encourages but does not require comparative disclosures for earlier periods at the initial adoption. The adoption of this standard will not have a material impact on our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 157 Fair Value Measurements except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS157-2 Effective Date of FASB Statement No. 157. This standard establishes a framework for measuring fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On January 1, 2009 we adopted certain provisions of SFAS No 157 relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See note 22 to the consolidated financial statements for the impact of adopting this standard. The adoption of SFAS No. 157 relating to nonfinancial assets and liabilities will not have a material impact on our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This standard allows companies the alternative to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. The standard is also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2008. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus margins in effect at the end of 2008 including the economic effects of our swap agreements. Term loan A and revolving line of credit interest rate margins are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The margins currently in effect at December 31, 2008 were 1.50%. For our interest rate swap agreements, the table below presents the notional amounts by contract maturity date and the related interest rate terms of the agreements (to pay fixed rates, and to receive LIBOR).

	Expected maturity date						Total	Fair Value	Average interest rate
	2009	2010	2011	2012	2013	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$3	$1	$1	$1	$901	$853	$ 1,760	$1,668	6.88%
Variable rate	$69	$89	$66	$1,706	$1	$—	$ 1,931	$1,701	3.48%

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2009	2010	2011	2012	2013
	(dollars in millions)
Swaps:
Pay-fixed swaps	$790	$401	$389	$—	$—	$—	3.08% to 4.70%	LIBOR	$(21.9)

Our Senior Secured Credit Facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our Senior Secured Credit Facilities, which totaled approximately $1.1 billion as of December 31, 2008 will have a negative impact on our overall earnings.

As of December 31, 2008, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $790 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.70%, resulting in an overall weighted average effective interest rate of 5.54% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2009 through 2010 and require quarterly interest payments. During 2008, we accrued net cash obligations of $4.2 million from these swaps which is included in debt expense. As of December 31, 2008, the total fair value of these swaps was a liability of $21.9 million. During 2008, we recorded $10.4 million, net of tax, as a reduction to other comprehensive income for swap valuation losses, net of amounts reclassified into income.

As of December 31, 2008, the interest rates were economically fixed on approximately 41% of our variable rate debt and approximately 69% of our total debt.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.48%, based upon the current margins in effect of 1.50% as of December 31, 2008.

Our overall average effective interest rate during 2008 was 5.82%.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $7.1 million, $5.5 million, and $6.8 million, net of tax, for the years ended December 31, 2008, 2007, and 2006, respectively.

Exchange rate sensitivity

We are currently not exposed to any foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data.

See the Index to Financial Statements and Index to Financial Statement Schedules included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosures.

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely identification and review of material information required to be included in our Exchange Act reports, including this report on Form 10-K. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

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

On July 9, 2008, we submitted to the New York Stock Exchange a certification signed by our Chief Executive Officer that he was not aware of any violation by us of the NYSE corporate governance listing standards.

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2009 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2009 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2009 annual stockholder meeting; however, this information shall not be deemed to be “filed”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 31, 2008, including the 1994 Equity Compensation Plan, the 1995 Equity Compensation Plan, the 1997 Equity Compensation Plan, the 1999 Equity Compensation Plan, the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan, the Special Purpose Option Plan (RTC Plan), the 2002 Equity Compensation Plan and the Employee Stock Purchase Plan. The material terms of each of these plans and arrangements are described in Note 17 to the Consolidated Financial Statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan was not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	12,827,585	$47.53	8,440,015	21,267,600
Equity compensation plans not requiring shareholder approval	122,974	$28.08	311,816	434,790

Total	12,950,559	$47.34	8,751,831	21,702,390

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2009 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2009 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2009 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(11)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(14)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(26)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of March 2, 2007.(29)

4.1	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(13)

4.4	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(13)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(24)

4.6	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(25)

4.7	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and the Bank of New York Trust Company, N.A., as Trustee.(25)

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(30)

10.1	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(4)*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(6)*

10.3	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(9)*

10.4	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(28)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.✓*

10.6	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(16)*

10.7	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.✓*

10.8	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(15)*

10.9	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.✓*

10.10	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(15)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(18)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.✓*

10.13	Offer of Employment Letter to Mary Kowenhoven dated February 15, 2007.(25)*

10.14	Employment Agreement, entered into effective July 16, 2007, by and between DaVita Inc. and Patricia Jones.(27)*

10.15	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(33)*

10.16	Amendment to Employment Agreement effective February 21, 2008, by and between DaVita Inc. and Patricia Jones.(33)*

10.17	Employment Agreement between the Company and Kent J. Thiry effective July 25, 2008.(34)*

10.18	Employment Agreement between the Company and Allen Nissenson effective August 1, 2008.(35)*

10.19	Employment Agreement between the Company and David Shapiro, effective March 3, 2008.✓*

10.20	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.✓*

10.21	Memorandum relating to Bonus Structure for Charles J. McAllister.(16)*

10.22	Memorandum relating to Bonus Structure for Thomas O. Usilton.(13)*

10.23	Memorandum relating to Bonus Structure for Joseph Schohl.(13)*

10.24	Amended Director Compensation Philosophy and Plan.(22)*

10.25	Form of Indemnity Agreement.(23)*

10.26	Form of Indemnity Agreement.(16)*

10.27	First Amended and Restated Executive Incentive Plan.(12)*

10.28	Second Amended and Restated Executive Incentive Plan.✓*

10.29	Executive Retirement Plan.✓*

10.30	Post-Retirement Deferred Compensation Arrangement.(16)*

10.31	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.✓*

10.32	DaVita Voluntary Deferral Plan.(13)*

10.33	Deferred Bonus Plan.(36)

10.34	Deferred Bonus Plan (Prosperity Plan).(36)

10.35	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).✓*

10.36	Amended and Restated Employee Stock Purchase Plan.(31)*

10.37	Severance Plan.(32)*

10.38	Amended and Restated Severance Plan.✓*

10.39	Change in Control Bonus Program.(20)*

10.40	Amended and Restated Change in Control Bonus Program.✓*

10.41	Second Amended and Restated 1994 Equity Compensation Plan.(7)*

10.42	First Amended and Restated 1995 Equity Compensation Plan.(7)*

10.43	First Amended and Restated 1997 Equity Compensation Plan.(7)*

10.44	First Amended and Restated Special Purpose Option Plan.(7)*

10.45	Amended and Restated 1999 Equity Compensation Plan.(8)*

10.46	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.47	Amended and Restated 2002 Equity Compensation Plan.(12)*

10.48	Amended and Restated 2002 Equity Compensation Plan.(22)*

10.49	Amended and Restated 2002 Equity Compensation Plan.(31)*

10.50	Amended and Restated 2002 Equity Compensation Plan.✓*

10.51	Form of Non-Qualified Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(9)*

10.52	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(9)*

10.53	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(19)*

10.54	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(19)*

10.55	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(19)*

10.56	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan.(21)*

10.57	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(21)*

10.58	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.59	Form of Stock Appreciation Rights Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.60	Form of Stock Appreciation Rights Agreement – Board (DaVita Inc. 2002 Equity Compensation Plan).(35)*

10.61	Form of Restricted Stock Units Agreement – Board (DaVita Inc. 2002 Equity Compensation Plan).(35)*

10.62	Form of Non-qualified Stock Option Agreement - Board (DaVita Inc. 2002 Equity Compensation Plan).(35)*

10.63	Form of Restricted Stock Unit Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan.✓*

10.64	Amendment to Equity Award Agreement effective March 1, 2008, by and between DaVita Inc. and Patricia Jones.(33)*

10.65	Non-management Director Compensation Philosophy and Plan.(33)*

10.66	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(13)

10.67	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(30)

10.68	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(30)

10.69	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(13)

10.70	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(13)

10.71	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(13)**

10.72	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(20)**

10.73	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(25)

10.74	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(16)**

10.75	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc.(17)**

10.76	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(36)**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(10)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 27, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 27, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 27, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 27, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 2, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on March 29, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(9)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(10)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(13)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(14)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.

(16)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Filed on May 8, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(18)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(19)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(21)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(24)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(26)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(27)	Filed on November 7, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2007.
(28)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(31)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(32)	Filed on November 7, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(33)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2008.
(34)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2008.
(36)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, DaVita Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DaVita Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of DaVita Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited DaVita Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 27, 2009

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Net operating revenues	$5,660,173	$5,264,151	$4,880,662

Operating expenses and charges:
Patient care costs	3,920,487	3,590,344	3,390,351
General and administrative	508,240	491,236	453,516
Depreciation and amortization	216,917	193,470	173,295
Provision for uncollectible accounts	146,229	136,682	126,203
Minority interests and equity income, net	46,535	45,485	35,833
Valuation gain on alliance and product supply agreement	—	(55,275)	(37,968)

Total operating expenses and charges	4,838,408	4,401,942	4,141,230

Operating income	821,765	862,209	739,432

Debt expense	(224,716)	(257,147)	(276,706)
Other income, net	12,411	22,460	13,033

Income from continuing operations before income taxes	609,460	627,522	475,759
Income tax expense	235,300	245,744	186,430

Income from continuing operations	374,160	381,778	289,329
Discontinued operations
Gain on disposal of discontinued operations, net of tax	—	—	362

Net income	$374,160	$381,778	$289,691

Earnings per share:
Basic earnings per share from continuing operations	$3.56	$3.61	$2.79

Basic earnings per share	$3.56	$3.61	$2.80

Diluted earnings per share from continuing operations	$3.53	$3.55	$2.73

Diluted earnings per share	$3.53	$3.55	$2.74

Weighted average shares for earnings per share:
Basic	105,149,448	105,893,052	103,520,254

Diluted	105,939,725	107,418,240	105,793,246

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$410,881	$447,046
Short-term investments	35,532	40,278
Accounts receivable, less allowance of $211,222 and $195,953	1,075,457	927,949
Inventories	84,174	80,173
Other receivables	239,165	198,744
Other current assets	33,761	34,482
Income tax receivable	32,138	—
Deferred income taxes	217,196	247,578

Total current assets	2,128,304	1,976,250
Property and equipment, net	1,048,075	939,326
Amortizable intangibles, net	160,521	183,042
Investments in third-party dialysis businesses	19,274	19,446
Long-term investments	5,656	22,562
Other long-term assets	47,330	35,401
Goodwill	3,876,931	3,767,933

	$7,286,091	$6,943,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$282,883	$225,461
Other liabilities	495,239	486,151
Accrued compensation and benefits	312,216	334,961
Current portion of long-term debt	72,725	23,431
Income taxes payable	—	16,492

Total current liabilities	1,163,063	1,086,496
Long-term debt	3,622,421	3,683,887
Other long-term liabilities	101,442	83,448
Alliance and product supply agreement, net	35,977	41,307
Deferred income taxes	244,884	166,055
Minority interests (fair value subject to potential put obligations—$291,000 and $330,000)	165,846	150,517
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 103,753,673 and 107,130,127 shares outstanding)	135	135
Additional paid-in capital	769,069	707,080
Retained earnings	1,889,450	1,515,290
Treasury stock, at cost (31,108,610 and 27,732,156 shares)	(691,857)	(487,744)
Accumulated other comprehensive loss	(14,339)	(2,511)

Total shareholders’ equity	1,952,458	1,732,250

	$7,286,091	$6,943,960

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$374,160	$381,778	$289,691
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	216,917	193,470	173,295
Valuation gain on alliance and product supply agreement	—	(55,275)	(37,968)
Stock-based compensation expense	41,235	34,149	26,389
Tax benefits from stock award exercises	13,988	32,788	40,375
Excess tax benefits from stock award exercises	(8,013)	(25,541)	(37,251)
Deferred income taxes	94,912	18,601	2,342
Minority interests in income of consolidated subsidiaries	47,331	46,702	38,141
Distributions to minority interests	(57,770)	(48,029)	(32,271)
Equity investment income	(796)	(1,217)	(2,308)
Loss (gain) on disposal of discontinued operations and other dispositions	15,216	(2,825)	239
Non-cash debt expense and non-cash rent charges	11,794	12,713	27,736
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(149,939)	15,911	(74,737)
Inventories	(2,715)	11,271	(18,587)
Other receivables and other current assets	(40,960)	(61,049)	(34,044)
Other long-term assets	(11,929)	(14,528)	(9,791)
Accounts payable	57,422	(9,216)	40,712
Accrued compensation and benefits	(31,602)	9,691	101,555
Other current liabilities	8,871	657	88,841
Income taxes	(30,258)	(12,779)	(67,329)
Other long-term liabilities	8,067	5,764	4,541

Net cash provided by operating activities	555,931	533,036	519,571

Cash flows from investing activities:
Additions of property and equipment, net	(317,962)	(272,212)	(262,708)
Acquisitions and purchases of other ownership interests	(126,368)	(127,094)	(86,504)
Proceeds from discontinued operations and asset sales	530	12,289	22,179
Purchase of investments available-for-sale	(2,009)	(52,085)	(3,726)
Purchase of investments held-to-maturity	(21,048)	(23,061)	—
Proceeds from the sale of investments available-for-sale	21,291	32,274	3,030
Proceeds from maturities of investments held-to-maturity	21,355	4,795	—
Purchase of a noncontrolling ownership interest in an unconsolidated joint venture	—	(17,550)	—
Contributions from minority owners	30,316	18,463	21,263
Purchase of intangible assets	(65)	(2,291)	(5,597)

Net cash used in investing activities	(393,960)	(426,472)	(312,063)

Cash flows from financing activities:
Borrowings	17,089,018	13,113,640	6,354,784
Payments on long-term debt	(17,102,569)	(13,160,942)	(6,761,743)
Deferred financing costs	(130)	(4,511)	(2)
Excess tax benefits from stock award exercises	8,013	25,541	37,251
Stock award exercises and other share issuances, net	40,247	62,902	40,593
Purchase of treasury stock	(232,715)	(6,350)	—

Net cash (used in) provided by financing activities	(198,136)	30,280	(329,117)

Net (decrease) increase in cash and cash equivalents	(36,165)	136,844	(121,609)
Cash and cash equivalents at beginning of year	447,046	310,202	431,811

Cash and cash equivalents at end of year	$410,881	$447,046	$310,202

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

(dollars and shares in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive (loss)income	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	134,862	$135	$569,751	$839,930	(32,927)	$(574,013)	$14,806	$850,609
Comprehensive income:
Net income				289,691				289,691
Unrealized gains on interest rate swaps, net of tax							7,862	7,862
Less reclassification of net swap realized gains into net income, net of tax							(9,671)	(9,671)

Total comprehensive income								287,882

Stock purchase shares issued			1,861		80	1,403		3,264
Stock unit shares issued			(1,860)		160	2,790		930
Stock option shares issued			(5,023)		2,461	42,900		37,877
Stock-based compensation expense			26,389					26,389
Excess tax benefits from stock awards exercised			38,973					38,973

Balance at December 31, 2006	134,862	$135	$630,091	$1,129,621	(30,226)	$(526,920)	$12,997	$1,245,924

Comprehensive income:
Net income				381,778				381,778
Unrealized losses on interest rate swaps, net of tax							(7,169)	(7,169)
Less reclassification of net swap realized gains into net income, net of tax							(8,858)	(8,858)
Unrealized gains on investments, net of tax							4,211	4,211
Less reclassification of net investment realized gains into net income, net of tax							(3,692)	(3,692)

Total comprehensive income								366,270

Cumulative effect of change in accounting principle SFAS Interpretation No (FIN) 48				3,891				3,891
Stock purchase shares issued			3,831		124	2,160		5,991
Stock unit shares issued			(1,848)		120	2,098		250
Stock options and SSARs exercised			13,429		2,361	41,268		54,697
Stock-based compensation expense			34,149					34,149
Excess tax benefits from stock awards exercised			27,428					27,428
Purchase of treasury stock					(111)	(6,350)		(6,350)

Balance at December 31, 2007	134,862	$135	$707,080	$1,515,290	(27,732)	$(487,744)	$(2,511)	$1,732,250

Comprehensive income:
Net income				374,160				374,160
Unrealized losses on interest rate swaps, net of tax							(12,947)	(12,947)
Less reclassification of net swap realized losses into net income, net of tax							2,590	2,590
Unrealized losses on investments, net of tax							(1,174)	(1,174)
Less reclassification of net investment realized gains into net income, net of tax							(297)	(297)

Total comprehensive income								362,332

Stock purchase shares issued			2,981		98	1,730		4,711
Stock unit shares issued			(2,670)		181	3,544		874
Stock options and SSARs exercised			12,278		1,133	23,328		35,606
Stock-based compensation expense			41,235					41,235
Excess tax benefits from stock awards exercised			8,165					8,165
Purchase of treasury stock					(4,789)	(232,715)		(232,715)

Balance at December 31, 2008	134,862	$135	$769,069	$1,889,450	(31,109)	$(691,857)	$(14,339)	$1,952,458

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. principally operates kidney dialysis centers and provides related lab services primarily in dialysis centers and in contracted hospitals across the United States. The Company also operates other ancillary services and strategic initiatives which relate primarily to our core business of providing renal care services. As of December 31, 2008, the Company operated or provided administrative services to 1,449 outpatient dialysis centers located in 43 states and the District of Columbia, serving approximately 112,000 patients. The Company’s dialysis and related lab services business qualifies as a separately reportable segment under Statement of Financial Accounting Standards (SFAS) No. 131 and all other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Basis of presentation

These consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. The financial statements include DaVita and its subsidiaries, partnerships and other entities in which it maintains a 100%, majority voting, or other controlling financial interest (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Non-consolidated equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. Prior year balances and amounts have been classified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the amounts reported in the financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes, quarterly variable compensation accruals, purchase accounting valuation estimates, fair value estimates and stock-based compensation. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

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

Medicaid payments, when Medicaid coverage is secondary, can also be difficult to estimate. For many states, Medicaid payment terms and methods differ from Medicare, and may prevent accurate estimation of individual payment amounts prior to billing.

Revenue recognition uncertainties inherent in the Company’s operations are addressed in AICPA Statement of Position (SOP) No. 00-1 Auditing Health Care Third-Party Revenues and Related Receivables. As addressed in SOP No. 00-1, net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

The Company’s range of revenue estimating risk for the dialysis and related lab services segment is generally expected to be within 1% of its revenue. Changes in revenue estimates for prior periods are separately disclosed, if material.

Management and administrative support services are provided to dialysis centers and physician practices and clinics that the Company does not own or in which the Company does not maintain a controlling ownership interest. The management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net operating revenues as earned, and represent less than 1% of total consolidated operating revenues.

Other income, net

Other income includes interest income on cash investments and other non-operating gains and losses from investment transactions.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Cash and cash equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of pharmaceuticals and dialysis-related supplies. Rebates related to inventory purchases are recorded when earned and are based on certain achievement factors such as process improvements, data submission and some combination of these factors.

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

Amortizable intangibles

Amortizable intangible assets and liabilities include non-competition and similar agreements, lease agreements, hospital acute services contracts, deferred debt issuance costs and the Alliance and Product Supply Agreement, each of which have determinate useful lives. Non-competition and similar agreements are amortized over the terms of the agreements, typically ten years, using the straight-line method. Lease agreements and hospital acute service contracts are amortized straight-line over the term of the lease and the contract period, respectively. Deferred debt issuance costs are amortized to debt expense over the term of the related debt using the effective interest method. The Alliance and Product Supply Agreement intangible liability is being amortized using the straight-line method over the term of the agreement, which is ten years.

Goodwill

Goodwill represents the difference between the purchase cost of acquired businesses and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the book value of goodwill exceeds its fair value. The Company operates several reporting units for goodwill impairment assessments.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Impairment of long-lived assets

Long-lived assets, including property and equipment, investments in third party dialysis businesses, and amortizable intangible assets, are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in our business strategy and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Impairment charges are included in operating expenses.

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

Minority interests

Consolidated net income is reduced by the proportionate amount of income attributable to minority interests in majority-owned joint ventures and other non-wholly-owned subsidiaries. Minority interests represent the equity interests of third-party owners in consolidated entities which are not wholly-owned. As of December 31, 2008, third parties held minority ownership interests in 117 consolidated entities. See discussion below on the adoption of SFAS No. 160 for changes to minority interests beginning in 2009.

Stock-based compensation

Effective January 1, 2006, the Company implemented SFAS No. 123(R) Share-Based Payment, which requires the measurement and recognition of cost for all stock-based awards made to employees and directors, including stock options, stock appreciation rights, stock units and discounted employee stock purchases. Under this standard, the Company’s stock-based compensation awards are measured at their estimated fair value on the date of grant and recognized as compensation expense on the straight-line method over their individual requisite service periods. The Company implemented SFAS No. 123(R) using the modified prospective transition method.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Interest rate swap agreements

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes. These agreements are not held for trading or speculative purposes, and have the economic effect of converting portions of our variable rate debt to a fixed rate. At December 31, 2008, the Company had nine interest rate swap agreements with amortizing notional amounts totaling $790,333 that expire in 2009 through 2010 and require quarterly interest payments. These agreements are designated as cash flow hedges, and as a result hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received under the hedge-effective swaps have been reflected as adjustments to interest expense.

Fair value estimates

The Company measures the fair value of certain assets, liabilities and commitments in accordance with SFAS No. 157 Fair Value Measurements based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities and commitments. The Company also has classified its assets, liabilities and commitments into the appropriate fair value hierarchy levels as defined in SFAS No. 157. See Note 22 to the consolidated financial statements.

New accounting standards

On January 1, 2009 the Company adopted SFAS No. 141(R) Business Combinations, which replaces SFAS No. 141 Business Combinations. This standard requires all business combinations to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interest in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6 Elements of Financial Statements. Transaction costs are excluded from the acquisition cost and will be expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and will be classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. This standard is effective for periods beginning on or after December 15, 2008. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009 the Company adopted SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This standard also specifies that consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This standard is effective for periods beginning on or after December 15, 2008. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements; however, it will change the presentation of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

minority interests in the Company’s consolidated financial statements. Although, the Company is still in process of determining the appropriate classification and measurement of minority interests according to SEC Topic No. 98 Classification and Measurement of Redeemable Securities.

On January 1, 2009 we adopted SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard encourages but does not require comparative disclosures for earlier periods at the initial adoption. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

2.    Earnings per share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of stock options, stock-settled stock appreciation rights and unvested stock units under the treasury stock method.

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2008	2007	2006
	(shares in thousands)
Basic:
Income from continuing operations	$374,160	$381,778	$289,329
Gain on disposal of discontinued operations, net of tax	—	—	362

Net income	$374,160	$381,778	$289,691

Weighted average shares outstanding during the year	105,140	105,848	103,471
Vested stock units	9	45	49

Weighted average shares for basic earnings per share calculation	105,149	105,893	103,520

Basic earnings per share from continuing operations, net of tax	$3.56	$3.61	$2.79
Gain on disposal of discontinued operations, net of tax	—	—	0.01

Basic net income per share	$3.56	$3.61	$2.80

Diluted:
Income from continuing operations	$374,160	$381,778	$289,329
Gain on disposal of discontinued operations, net of tax	—	—	362

Net income	$374,160	$381,778	$289,691

Weighted average shares outstanding during the year	105,140	105,848	103,471
Vested stock units	9	45	49
Assumed incremental shares from stock plans	791	1,525	2,273

Weighted average shares for diluted earnings per share calculation	105,940	107,418	105,793

Diluted earnings per share from continuing operations, net of tax	$3.53	$3.55	$2.73
Gain on disposal of discontinued operations, net of tax	—	—	0.01

Diluted net income per share	$3.53	$3.55	$2.74

Shares subject to anti-dilutive awards excluded from calculation(1)	10,053	260	933

(1)	Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

3.    Accounts receivable

Approximately 9% and 2% of the accounts receivable balances as of December 31, 2008 and 2007, respectively, were more than six months old, and there were no significant balances over one year old. Approximately 1% of our accounts receivable as of December 31, 2008 and 2007 relate to amounts due from patients. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

4.    Other receivables

Other receivables were comprised of the following:

	December 31,
	2008	2007
Supplier rebates and other non-trade receivables	$172,604	$151,939
Medicare bad debt claims	38,700	31,400
Operating advances under management and administrative services agreements	27,861	15,405

	$239,165	$198,744

Operating advances under management and administrative services agreements are generally unsecured.

5.    Other current assets

Other current assets consist principally of prepaid expenses and operating deposits.

6.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2008	2007
Land	$11,771	$11,827
Buildings	33,833	32,448
Leasehold improvements	873,306	731,426
Equipment and information systems	928,795	814,512
New center and capital asset projects in progress	36,875	33,027

	1,884,580	1,623,240
Less accumulated depreciation and amortization	(836,505)	(683,914)

	$1,048,075	$939,326

Depreciation and amortization expense on property and equipment was $201,006, $178,990 and $160,717 for 2008, 2007 and 2006, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $4,189, $3,878 and $4,708 for 2008, 2007 and 2006, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

7.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2008	2007
Noncompetition and other agreements	$285,270	$276,182
Lease agreements	8,637	8,738
Deferred debt issuance costs	72,748	72,618

	366,655	357,538
Less accumulated amortization	(206,134)	(174,496)

Total amortizable intangible assets	$160,521	$183,042

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2008	2007
Alliance and product supply agreement commitment (See Note 21)	$68,200	$68,200
Less accumulated amortization	(32,223)	(26,893)

	$35,977	$41,307

Net amortization expense from noncompetition and other agreements and the amortizable intangible liabilities was $15,911, $14,480 and $12,578 for 2008, 2007 and 2006, respectively. Lease agreements are amortized to rent expense, which was $1,420 in 2008, $2,240 in 2007, and $3,309 in 2006, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 13 to the consolidated financial statements.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2008 were as follows:

	Noncompetition and other agreements	Deferred debt issuance costs	Alliance and Product Supply Agreement liability
2009	$20,238	$9,780	$(5,330)
2010	19,101	9,374	(5,330)
2011	18,796	8,914	(5,330)
2012	18,094	6,418	(5,330)
2013	15,993	2,739	(5,330)
Thereafter	28,307	2,767	(9,327)

8.    Investments in third-party businesses

Investments in non-consolidated dialysis businesses and related advances were $19,274 and $19,446 at December 31, 2008 and 2007. During 2008, 2007 and 2006, the Company recognized income of $796, $1,217 and $2,308, respectively, relating to investments in non-consolidated businesses under the equity method. These amounts are included as a reduction to minority interest expense in the consolidated statements of income.

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

The Company’s investments consist of the following:

	December 31, 2008			December 31, 2007
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and U.S. treasury notes due within one year	$19,355	$—	$19,355	$19,804	$—	$19,804
Investments in mutual funds	—	21,833	21,833	—	43,036	43,036

	$19,355	$21,833	$41,188	$19,804	$43,036	$62,840

Short-term investments	$19,355	$16,177	$35,532	$19,804	$20,474	$40,278
Long-term investments	—	5,656	5,656	—	22,562	22,562

	$19,355	$21,833	$41,188	$19,804	$43,036	$62,840

The cost of the certificates of deposit and U.S. treasury notes at December 31, 2008 and 2007 approximates fair value. As of December 31, 2008 and 2007, the available for sale investments included $1,558 of gross pre-tax unrealized losses and $850 of gross pre-tax unrealized gains, respectively. During 2008, the Company recorded gross pre-tax unrealized losses of $1,922 in other comprehensive income associated with changes in the fair value of these investments. During 2008, the Company sold investments in mutual funds for net proceeds of $21,291, and recognized a pre-tax gain of $486, or $297 after tax, that was previously recorded in other comprehensive income. During 2007, the Company sold investments in mutual funds for net proceeds of $6,406 and recognized a pre-tax gain of $104, or $64 after-tax, that was also previously recorded in other comprehensive income. These pre-tax gains are included in other income.

The certificates of deposit and U.S. treasury notes classified as held to maturity are investments used to maintain certain capital requirements of the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

On February 7, 2007, the Company entered into a National Provider Agreement with NxStage, Inc. As a part of the agreement, the Company purchased outright all of its NxStage System One equipment then in use for $5,100, and has been purchasing a majority of its home-based hemodialysis equipment and supplies from NxStage. In connection with the provider agreement, the Company purchased two million shares of NxStage common stock in a private placement offering for $20,000, representing an ownership position of approximately

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

7% in NxStage. The Company subsequently sold these shares in the second and third quarters of 2007 for net proceeds of $25,868 and recognized a pre-tax gain of $5,868, or $3,628 after tax that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

10.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2008	2007
Balance at January 1	$3,767,933	$3,667,853
Acquisitions	109,375	105,609
DVA Renal Healthcare income tax adjustments	(642)	(4,951)
Other adjustments	265	(578)

Balance at December 31	$3,876,931	$3,767,933

As of December 31, 2008, there was $3,808,942 and $67,989 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2007, there was $3,712,648 and $55,285 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

11.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2008	2007
Payor refunds and retractions	$361,205	$333,089
Insurance and self-insurance accruals	55,844	66,222
Accrued interest	44,326	48,506
Accrued non-income tax liabilities	8,920	12,386
Other	24,944	25,948

	$495,239	$486,151

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

As a result of implementing FIN 48, the Company recognized an increase of $22,860 to the beginning balance of its current and long-term deferred tax assets, offset by increases in its current taxes payable and other long-term liabilities of $18,969. This recognized net tax benefit of $3,891 was recorded as an increase to the beginning balance of retained earnings on January 1, 2007. The Company also recorded a decrease of $4,951 to the beginning balance of current taxes payable and long-term deferred tax liabilities, and a corresponding decrease to goodwill as a result of recognizing tax benefits associated with our acquisition of DVA Renal Healthcare.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year ended December 31,
	2008	2007
Balance beginning	$25,744	$27,925
Additions for tax positions related to current year.	1,934	1,798
Additions for tax positions related to prior years.	463	416
Reductions for tax positions related to prior years	(17,254)	(3,200)
Settlements	—	(1,195)

Balance ending	$10,887	$25,744

As of December 31, 2008, it is reasonably possible that $125 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to the settlement of an audit assessment. This change will have no impact on the Company’s effective tax rate. As of December 31, 2008, unrecognized tax benefits totaling $10,887 would affect the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2008, the Company had approximately $1,402 accrued for interest and penalties related to unrecognized tax benefits.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Income tax expense consisted of the following:

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$118,619	$196,697	$159,054
State	20,569	30,446	24,009
Deferred:
Federal	81,306	14,945	(12)
State	14,806	3,656	2,354

	$235,300	$245,744	$185,405

The allocations of income tax expense were as follows:

	Year ended December 31,
	2008	2007	2006
Continuing operations	$235,300	$245,744	$186,430
Gain on discontinued operations	—	—	(1,025)

	$235,300	$245,744	$185,405

Deferred tax assets and liabilities arising from temporary differences were as follows:

	December 31,
	2008	2007
Receivables, primarily allowance for doubtful accounts	$62,856	$61,184
Alliance and product supply agreement	13,995	16,069
Accrued liabilities	162,893	191,140
Other	65,635	43,218

Deferred tax assets	305,379	311,611
Valuation allowance	(12,588)	(9,353)

Net deferred tax assets	292,791	302,258

Intangible assets	(262,029)	(206,236)
Property and equipment	(55,747)	(12,825)
Other	(2,703)	(1,674)

Deferred tax liabilities	(320,479)	(220,735)

Net deferred tax (liabilities) assets	$(27,688)	$81,523

At December 31, 2008, the Company had state net operating loss carryforwards of approximately $135,638 that expire through 2028, and federal net operating loss carryforwards of $24,285 that expire through 2028. The utilization of these losses may be limited in future years based on the profitability of certain separate-return entities. The valuation allowance increase of $3,235 relates to changes in the estimated tax benefit of federal and state operating losses of separate-return entities.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The reconciliation between our effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.5	3.9
Changes in deferred tax valuation allowances	0.3	0.2	(0.1)
Other	(0.4)	0.5	0.4

Effective tax rate	38.6%	39.2%	39.2%

13.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2008	2007
Senior Secured Credit Facilities:
Term loan A	$214,375	$229,250
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	15,266	11,047
Capital lease obligations	5,873	6,667

Total principal debt outstanding	3,691,389	3,702,839
Premium on the 6 5/8% senior notes	3,757	4,479

	3,695,146	3,707,318
Less current portion	(72,725)	(23,431)

	$3,622,421	$3,683,887

Scheduled maturities of long-term debt at December 31, 2008 were as follows:

2009	$72,725
2010	89,842
2011	67,346
2012	1,707,395
2013	901,500
Thereafter	852,581

Senior Secured Credit Facility

The Senior Secured Credit Facilities are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The Senior Secured Credit Facilities also contain customary affirmative and negative covenants and require compliance with financial covenants, including an interest rate coverage ratio, and a leverage ratio that determines the interest rate margins on term loan A and the revolving line of credit. The Senior Secured Credit

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Facilities in general also contain limits on the general amount of capital expenditures for internal growth, acquisitions and capital improvements (see discussion below) as well as limits on the amount of tangible net assets in non-guarantor subsidiaries.

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

Term Loan A

During 2008 and 2007, the Company made principal payments totaling $14,875 and $50,000, respectively, on term loan A. The principal payment made in 2007 was a prepayment.

On February 27, 2007, the Company’s interest rate margin on its term loan A was reduced by 0.25% as a result of achieving certain financial ratios as defined in the Senior Secured Credit Facilities.

Term loan A currently bears interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 1.97% at December 31, 2008. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. Term loan A matures in October 2011 and requires annual principal payments of $61,250 in 2009, $87,500 in 2010 and $65,625 in 2011, respectively.

Term Loan B

During 2008, the Company did not make nor was the Company required to make any principal payments on term loan B. In 2007, the Company made a principal prepayment of $400,000 from the proceeds of the Senior Notes as discussed below.

On February 23, 2007, the Company amended and restated its existing Senior Secured Credit Facilities to, among other things, reduce the interest rate margin on term loan B by 0.50%, and to amend certain financial covenants. The amended term loan B bears interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 3.63%, including the impact of the Company’s swap agreements, as of December 31, 2008. Other terms that were changed included the amount by which the Company can elect to increase the revolving and term loan commitments from $500,000 to $750,000 and certain limitations on purchases, redemptions or acquisitions of capital stock, the payment of dividends and distributions in cash. Further, limitations on capital expenditures for internal growth will not apply during the periods in which the Company’s leverage ratio is less than 3.5:1. The Company’s leverage ratio as of December 31, 2008 was less than 3.5:1. In 2007 the Company incurred financing costs of $1,781 which were deferred and also expensed $248 of other costs in connection with this transaction, which are included in debt expense. Term loan B matures in October 2012 and requires principal payments of $1,705,875 in year 2012.

As a result of the principal prepayments made in 2007 on term loan A and term loan B, the Company wrote off a total of $4,371 of deferred financing costs, which is included in debt expense.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Revolving Lines of Credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $250,000, of which approximately $50,901 was committed for outstanding letters of credit. The Company also has other undrawn revolving lines of credit totaling $7,200 associated with several of its joint ventures.

Senior and Senior Subordinated Notes

The Company’s senior and senior subordinated notes, as of December 31, 2008, consisted of $900,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments in March and September. The Company may redeem some or all of the senior notes at any time as described below and some or all of the senior subordinated notes at any time on or after March 15, 2010.

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

Interest rate swaps

As of December 31, 2008, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $790,333. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of debt to fixed rates ranging from 3.08% to 4.70%, resulting in an overall weighted average effective interest rate of 5.54% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2009 through 2010 and require quarterly interest payments. During 2008, 2007, and 2006 the Company accrued net cash (obligations) benefits of approximately ($4,239), $14,498, and $15,791, respectively, from these swaps, which are included in debt expense. The Company estimates that approximately $14,300 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2008, will be reclassified into income in 2009. As of December 31, 2008 and 2007, the total fair value of these swaps was a liability of $21,904 and a net liability of $511, respectively. The 2008 and 2007 amounts were primarily included in other long-term liabilities. Also during 2008, the Company recorded $10,357, net of tax, as reductions to other comprehensive income for swap valuation losses, net of amounts reclassified into income.

As of December 31, 2008, the Company had approximately 41% of its variable rate debt and approximately 69% of its total debt economically fixed.

As a result of the swap agreements, the Company’s overall Senior Secured Credit Facilities weighted average effective interest rate was 3.48%, based upon the current margins in effect of 1.50%, as of December 31, 2008.

At December 31, 2008, the Company’s overall average effective interest rate was 5.10%.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Debt expense

Debt expense consisted of interest expense of $214,944, $242,720 and $262,967, amortization of deferred financing costs of $9,772, $9,808 and $10,469 for 2008, 2007 and 2006, respectively, and in 2007 and 2006, included the write-off of $4,371 and $3,270, respectively, of deferred financing costs. Debt expense in 2007 also included $248 of other costs associated with the amendment and reinstatement of the Senior Secured Credit Facilities. The interest expense amounts are net of capitalized interest.

14.    Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to ten years, which contain renewal options of five to ten years at the fair rental value at the time of renewal or at rates subject to periodic consumer price index increases. The Company also leases certain equipment under capital leases.

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2009	$193,883	$982
2010	174,139	996
2011	158,749	999
2012	139,457	1,021
2013	117,897	987
Thereafter	393,806	4,454

	$1,177,931	9,439

Less portion representing interest		(3,566)

Total capital lease obligations, including current portion		$5,873

Rent expense under all operating leases for 2008, 2007, and 2006 was $225,531, $200,626 and $187,139, respectively. Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $6,612, $7,191 and $5,765 at December 31, 2008, 2007 and 2006, respectively. Capital lease obligations are included in long-term debt. See Note 13 to the consolidated financial statements.

15.    Employee benefit plans

The Company has a savings plan for substantially all employees which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, or IRC. The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company does not provide any matching contributions.

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2008 and 2007 were $1,993, and $1,601, respectively. Deferred amounts are

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a “rabbi trust” and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2008 and 2007 the total fair value of assets held in trust were $4,556 and $5,196, respectively.

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination of each individual participant. As of December 31, 2008 and 2007 the total fair value of assets held in trust were $1,490 and $2,303, respectively.

The Company maintains a non-qualified deferred compensation plan for key employees. Company contributions are discretionary and are deposited into a rabbi trust. Participants in the plan are subject to a vesting period and typically receive annual distributions from the plan commencing one year after grant date, although in certain situations distributions are paid upon termination or retirement. Participants also have the option to direct their balances into certain investment funds and are credited with their proportional amount of earnings from the investments. The assets of this plan as held in the rabbi trust and are subject to the claims of the Company’s general creditors in the event of its bankruptcy. During 2007, the Company contributed $15,710 into the plan. There were no contributions to this plan in 2008. As of December 31, 2008 and 2007 the total fair value of assets held in trust were $15,787 and $20,763, respectively.

The Company also maintains another non-qualified deferred compensation plan for certain employees. Company contributions to the plan are discretionary and are deposited into a rabbi trust that is not subject to general creditors claims in the event of bankruptcy by the Company. Participants in the plan are subject to a vesting period and are credited with their proportional amount of earnings from the investments within the plan. During 2007, the Company contributed $14,774 into this plan, which was the total value of assets held by the trust as of December 31, 2007. In 2008, the Company distributed this amount, along with earnings which together totaled $15,122, to all eligible participants.

The fair value of all of the assets held in plan trusts as of December 31, 2008, and 2007 totaled $21,833 and $43,036, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance will be recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2008, these cash bonuses would total approximately $198,000 if a control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2008, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

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

Inquiries by the Federal Government

In December 2008, the Company received a subpoena for documents from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlicit and Epogen®, or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. The Company has been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and has been advised that this is a civil inquiry. The Company is cooperating with the inquiry and is producing the requested records. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated, or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

In February 2007, the Company received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

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

Several wage and hour claims have been filed against the Company in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, the Company was served with separate complaints by various former employees, each of which alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, and failed to comply with certain other California labor code requirements. In October 2008, the Company was served with a complaint which alleges, among other things, that the Company failed to pay the rate on the “wage statement,” and failed to comply with other California labor code requirements. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of these matters as class actions.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed the Company that the civil and criminal investigation has been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intends to conduct audits of ESRD providers in Nevada, including the Company, and that such audits will relate to the issues that were the subjects of the investigation. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs. To the Company’s knowledge, no proceedings have been initiated against the Company at this time.

In August 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against the Company. The complaint also names as defendants Amgen Inc. and Fresenius Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against the Company, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against the Company are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. On December 17, 2008, the Court dismissed the complaint and allegations in their entirety with permission of plaintiffs to amend the complaint. The Company was not named as a defendant in plaintiff’s amended complaint. As a result, the Company is no longer a defendant in this action.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

17.    Shareholders’ equity and stock-based compensation

Authorized capital stock of the Company

On May 29, 2007, the stockholders of DaVita Inc. approved an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 195,000,000 to 450,000,000 shares.

Stock-based compensation

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of each stock-based award vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted thereafter. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company elected to use the method available under FASB Staff Position FSP No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in SFAS No. 123(R) for stock-based compensation awards.

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

2002 Plan.    The DaVita Inc. 2002 Equity Compensation Plan (the 2002 Plan) provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2002 Plan mandates a maximum award term of five years, and stipulates that stock options and stock appreciation rights be granted with prices not less than the fair market value on the date of grant. The 2002 Plan further requires that full share awards such as restricted stock units reduce shares available under the 2002 Plan at a rate of 3.0:1. The Company’s nonqualified stock options, stock appreciation rights and stock units awarded under the 2002 Plan generally vest over 48 to 60 months from the date of grant. At December 31, 2008, there were 12,229,716 stock options and stock-settled stock appreciation rights and 104,085 stock units outstanding and 7,391,050 shares available for future grants under the 2002 Plan.

1999 Plan.    The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan (the 1999 Plan) provides for grants of stock options to employees and other individuals providing services, other than executive officers and members of the Board of Directors. The Company awards nonqualified stock options under the 1999 Plan which are generally issued with exercise prices equal to the market price of the stock on the date of grant,

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

vest over 48 to 52 months from the date of grant and bear maximum award terms of five years. At December 31, 2008, there were 122,974 stock options outstanding and 311,816 shares available for future grants under the 1999 Plan.

Predecessor plans.    Various previous stock-based compensation plans were terminated upon shareholder approval of the 2002 Plan in 2002, except with respect to option awards then outstanding. Stock options granted under these terminated plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. At December 31, 2008, there were 386,444 stock options outstanding under these terminated plans.

Deferred stock unit agreements.    During 2001 through 2003, the Company made nonqualified stock unit awards to members of the Board of Directors and certain key executive officers under stand-alone contractual deferred stock unit agreements. These awards vested over one to four years and were settled in stock when they vested or at a later date at the election of the recipient. The last 63,636 shares subject to these agreements were issued to their recipients in 2008.

A combined summary of the status of awards under these stock-based compensation plans and agreements, including base shares for stock appreciation rights and shares subject to stock option and stock unit awards, is as follows:

	Year ended December 31, 2008
	Stock options and stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	10,540,541	$36.52		267,981
Granted	4,563,350	48.30		37,819
Exercised	(1,295,273)	34.77		(180,575)
Forfeited	(1,069,484)	49.83		(21,140)

Outstanding at end of period	12,739,134	$47.75	3.0	104,085	2.9

Awards exercisable at end of period	4,093,414	$43.58	2.0	8,755	4.7

Weighted-average fair value of awards granted during 2008	$11.01			$51.13

Weighted-average fair value of awards granted during 2007	$13.89			$54.69

Weighted-average fair value of awards granted during 2006	$13.38			$51.72

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	104,085	$—	8,755	$—
$ 0.01–$10.00	412,394	4.10	412,394	4. 10
$10.01–$20.00	6,000	19.80	6,000	19.80
$20.01–$30.00	280,180	28.20	276,016	28.18
$30.01–$40.00	290,584	31.63	81,415	34.83
$40.01–$50.00	5,325,155	46.93	1,959,858	47.55
$50.01–$60.00	6,378,321	52.78	1,341,106	53.51
$60.01–$70.00	46,500	61.28	16,625	60.96

Total	12,843,219	$47.37	4,102,169	$43.49

For the years ended December 31, 2008, 2007, and 2006, the aggregate intrinsic value of stock awards exercised was $35,957, $86,283 and $109,562, respectively. At December 31, 2008, the aggregate intrinsic value of stock awards outstanding was $49,577 and the aggregate intrinsic value exercisable was $30,535.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in the periods indicated is as follows:

	Year ended December 31,
	2008	2007	2006
Expected term	3.4 years	3.7 years	3.5 years
Expected volatility	27%	25%	25%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	4.4%	5.0%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits, were $4,596, $4,711, and $5,991 at December 31, 2008, 2007 and 2006, respectively. Subsequent to December 31, 2008, 2007 and 2006, 107,340, 98,353 and 123,920 shares, respectively, were issued to satisfy obligations under the plan. At December 31, 2008, there were 1,048,965 shares available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2008, 2007 and 2006, respectively: expected volatility of 24%, 23% and 23%; risk-free interest rate of 2.5%, 4.9% and 4.9%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $13.65, $13.96 and $12.35 for 2008, 2007 and 2006, respectively.

Stock-based compensation expense and proceeds

For the years ended December 31, 2008, 2007 and 2006, the Company recognized $41,235, $34,149 and $26,389, respectively, in stock-based compensation expense for stock options, stock appreciation rights, stock units and employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2008, 2007 and 2006 were $15,609, $12,820 and $9,678, respectively. As of December 31, 2008, there was $79,619 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2008, 2007 and 2006, the Company received $35,606, $54,697 and $37,877 in cash proceeds from stock option exercises and $13,988, $32,788 and $40,375 in total actual tax benefits upon the exercise of stock awards, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Stock repurchases

During 2008, the Company repurchased a total of 4,788,881 shares of its common stock for $232,715, or an average price of $48.59 per share, pursuant to previously announced authorizations by the Board of Directors. On May 1, 2008 the Company’s Board of Directors authorized an increase of an additional 143,500 of share repurchases of its common stock. As a result of these transactions the total outstanding authorization for share repurchases as of December 31, 2008 was 153,500. This stock repurchase program has no expiration date.

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

18.    Other comprehensive income

Charges and credits to other comprehensive income have been as follows:

	2006
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized gains on interest rate swaps	$12,869	$(5,007)	$7,862
Less reclassification of net swap realized gains into net income	(15,828)	6,157	(9,671)

Net swap activity	$(2,959)	$1,150	$(1,809)

	2007
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(11,733)	$4,564	$(7,169)
Less reclassification of net swap realized gains into net income	(14,498)	5,640	(8,858)

Net swap activity	(26,231)	10,204	(16,027)

Unrealized gains on investments	6,892	(2,681)	4,211
Less reclassification of net investment realized gains into net income	(6,042)	2,350	(3,692)

Net investment activity	850	(331)	519

Total	$(25,381)	$9,873	$(15,508)

	2008
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(21,190)	$8,243	$(12,947)
Less reclassification of net swap realized losses into net income	4,239	(1,649)	2,590

Net swap activity	(16,951)	6,594	(10,357)

Unrealized losses on investments	(1,922)	748	(1,174)
Less reclassification of net investment realized gains into net income	(486)	189	(297)

Net investment activity	(2,408)	937	(1,471)

Total	$(19,359)	$7,531	$(11,828)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Changes in accumulated other comprehensive income (loss) has been as follows:

	Interest rate swaps	Investment securities	Accumulated other comprehensive income
Balance December 31, 2006	$12,997	$—	$12,997
Net activity	(16,027)	519	(15,508)

Balance December 31, 2007	(3,030)	519	(2,511)
Net activity	(10,357)	(1,471)	(11,828)

Balance December 31, 2008	$(13,387)	$(952)	$(14,339)

19.    Acquisitions and divestitures

Acquisitions

The total acquisition amounts were as follows:

	Year ended December 31,
	2008	2007	2006
Cash paid, net of cash acquired	$126,368	$127,094	$85,658
Deferred purchase price and other acquisition obligations	2,285	1,195	585

Aggregate purchase cost	$128,653	$128,289	$86,243

Cash adjustments for previous acquisitions including DVA Renal Healthcare	$—	$—	$846

Number of chronic dialysis centers acquired	20	16	26

During 2008, 2007, and 2006, the Company acquired dialysis businesses consisting of 20 centers, 16 centers and 26 centers for a total of $93,024, $57,783 and $86,243, respectively, in cash and deferred purchase price obligations. In 2008, the Company also purchased additional ownership interests in several existing majority-owned joint ventures for $24,408 and in addition, acquired an 80% ownership interest in one vascular access clinic for $11,221. In 2007 the Company also purchased 85% of HomeChoice Partners (HCP) pursuant to a stock purchase agreement for $70,506 in cash and deferred purchase price obligations, subject to further contingent price adjustments. HCP provides infusion therapy services to patients with acute or chronic conditions that can be treated at home or at an ambulatory infusion site. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The aggregate purchase cost allocations for dialysis and other related businesses were as follows:

	Year ended December 31,
	2008	2007	2006
Tangible assets, principally leasehold improvements and equipment	$7,972	$20,085	$7,623
Amortizable intangible assets	9,988	12,271	8,584
Goodwill	109,375	105,609	79,948
Minority interest, net purchased (assumed)	1,535	(7,987)	(8,620)
Liabilities assumed	(217)	(1,689)	(1,292)

Aggregate purchase cost	$128,653	$128,289	$86,243

Amortizable intangible assets acquired during 2008, 2007 and 2006 had weighted-average estimated useful lives of nine, eight and ten years, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2008, 2007, and 2006 was approximately $109,000, $106,000 and $80,000, respectively.

Discontinued operations

In 2006, the Company recorded a loss of $311, net of tax, related to the divesture of its three centers that were required to be divested in conjunction with the DVA Renal healthcare acquisition. The loss on disposal of these centers includes an income tax expense totaling $1,274, of which $900 was related to the write off of book goodwill not deductible for tax purposes. In 2006, the company also recorded a net gain of $673 as an adjustment to the previously reported gain on disposal of discontinued operations.

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions in 2008 and 2007 had been consummated as of the beginning of 2007, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2008	2007
	(unaudited)
Pro forma net revenues	$5,694,196	$5,396,942
Pro forma net income	376,749	396,314
Pro forma income from continuing operations	376,749	396,314
Pro forma basic net income per share	3.58	3.74
Pro forma diluted net income per share	3.56	3.69

20.    Concentrations

Approximately 65% of the Company’s total dialysis and related lab services revenues in 2008, 64% in 2007 and 65% in 2006 are from government-based programs, principally Medicare and Medicaid. Accounts receivable, and other receivables, from Medicare and Medicaid-assigned HMO plans were approximately $468,000 and $447,000, respectively as of December 31, 2008 and 2007. No other single payor accounted for more than 5% of total accounts receivable.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A significant physician-prescribed pharmaceutical administered during dialysis, EPO, is provided by a sole supplier and accounted for approximately 20% of net operating revenues. Although the Company currently receives discounted prices for EPO, the supplier has unilateral pricing discretion and in the future the Company may not be able to achieve the same cost levels historically obtained.

In 2008, Baxter Healthcare Corporation proceeded with a recall of heparin, a pharmaceutical used in the treatment of dialysis patients and ceased further sales. As a result of the recall, there is only one remaining supplier of heparin and it is possible that our heparin costs may increase since there is no separate reimbursement for this drug under Medicare. An affiliate of Fresenius Medical Care acquired the sole provider of heparin for the U.S. dialysis market. This could potentially impact the Company’s access to and pricing for this product.

21.    Other commitments

The Company has potential obligations to purchase the interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interest put to the Company, which is intended to approximate fair value. The methodology the Company used to estimate the fair values of the interests subject to these put provisions assumes either a predetermined multiple of earnings, or the higher of a liquidation value or an average multiple of earnings, determined by historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the interests subject to these put provisions can fluctuate and the implicit multiple of earnings at which these obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests.

The following is a reconciliation of the activity of joint venture interests subject to put provision obligations during the year ended December 31, 2008:

Fair value estimates using significant unobservable inputs (Level 3)
Year ended December 31, 2008
Beginning balance	$330,000
Changes in fair value and changes due to methodology	(68,000)
New agreements	33,000
Purchases pursuant to and exercises of put obligations	(4,000)

Balance at December 31, 2008	$291,000

The Company has certain other potential commitments to provide operating capital to several dialysis centers in which the Company owns either a noncontrolling interest or which are wholly-owned by third parties as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $16,000.

The Company is obligated under mandatorily redeemable instruments in connection with certain consolidated joint ventures. Future distributions may be required for the minority partners’ interests in limited-life entities which dissolve after terms of ten to fifty years. As of December 31, 2008, such distributions would be valued below the related minority interests balances in the consolidated balance sheet.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

In conjunction with the acquisition of DVA Renal Healthcare, Inc., formerly known as Gambro Healthcare, Inc., which occurred in October 2005, the Company entered into an Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro Renal Products, Inc (Gambro Renal Products). The Product Supply Agreement has an initial term of seven years and will automatically renew for three additional one-year periods if the Company has not negotiated the terms of an extension during the initial term. Because the Product Supply Agreement results in higher costs for most of the products covered by the Product Supply Agreement than would otherwise be available to the Company, the Product Supply Agreement represented an intangible liability initially valued at $162,100 as of the acquisition date.

The Product Supply Agreement committed the Company to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended on August 25, 2006 (the Amended Product Supply Agreement) to reduce the Company’s purchase obligations for certain hemodialysis product supplies and equipment. As a result of the reductions, the Company recorded a net valuation gain of $37,968 during 2006. This valuation gain represents the difference in the amortized original fair value between the Product Supply Agreement and that of the Amended Product Supply Agreement, as of the effective date of the amendment.

In 2007, the Company terminated its obligation to purchase certain dialysis machines under the Amended Product Supply Agreement. As a result of that termination the Company recorded a net valuation gain of $55,275 in 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and that of the Amended Product Supply Agreement as adjusted for the termination of the obligation to purchase certain dialysis machines as of June 30, 2007. We continue to be subject to the Product Supply Agreement’s requirements to purchase a significant majority of our hemodialysis non-equipment product supplies, such as dialyzers, from Gambro at fixed prices.

During 2008, 2007 and 2006, the Company purchased $83,360, $90,696 and $146,408 of hemodialysis product supplies from Gambro Renal Products, representing 2%, 2% and 4%, respectively, of the Company’s total operating costs.

The centers acquired from Gambro Healthcare are subject to a five-year Corporate Integrity Agreement in connection with its December 2004 settlement with the U.S. Government that imposes significant specific compliance operating and reporting requirements, and requires an annual audit by an independent reporting organization.

Other than operating leases, disclosed in Note 14 to the consolidated financial statements, and the letters of credit and the interest rate swap agreements, disclosed in Note 13 to the consolidated financial statements, or as described above the Company has no off balance sheet financing arrangements as of December 31, 2008.

22.    Fair values of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS 157-2 Effective Date of FASB Statement No. 157. This standard establishes a framework for measuring assets and liabilities at fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On January 1, 2009 we adopted certain provisions of SFAS No. 157 relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of SFAS No. 157 relating to nonfinancial assets and liabilities will not have a material impact on the Company’s consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$21,833	$21,833	$—	$—

Liabilities
Interest rate swap agreements	$21,904	$—	$21,904	$—

Commitments
Business interests subject to put obligations	$291,000	$—	$—	$291,000

The available for sale securities represent investments in various open or closed-ended registered investment companies, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 9 to the consolidated financial statements for further discussion.

The interest rate swap agreements are recorded at fair value based upon valuation models and a variety of techniques as reported by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap agreements would be materially different than the fair values as currently reported. See Note 13 to the consolidated financial statements for further discussion.

See Note 21 to the consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of the business interests subject to put obligations.

On January 1, 2008, the Company adopted SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This standard allows companies the alternative to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. The standard is also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Other financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2008 and 2007 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities totaled $1,920,250 as of December 31, 2008, and the fair value was $1,689,820 based upon quoted market prices. The fair value of the Company’s senior and senior subordinated notes was approximately $1,658,000 at December 31, 2008 based upon quoted market prices.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

23.    Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, physician services, disease management services and full-service special needs plans, as well as clinical research programs. For internal management reporting the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, as separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The dialysis and related lab services business qualifies as a separately reportable segment under SFAS No. 131, and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of operating segments. For internal management reporting, segment operations include direct segment operating expenses with the exception of minority interests expense and stock-based compensation expense.

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Years ended December 31,
	2008	2007	2006
Segment revenues:
Dialysis and related lab services(1)	$5,415,363	$5,130,181	$4,798,756
Other—Ancillary services and strategic initiatives	244,810	133,970	81,906

Consolidated revenues	$5,660,173	$5,264,151	$4,880,662

Segment operating margin (loss):
Dialysis and related lab services	$943,035	$992,812	$828,927
Other—Ancillary services and strategic initiatives	(33,500)	(50,969)	(27,273)

Total segment margin	909,535	941,843	801,654
Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(41,235)	(34,149)	(26,389)
Minority interests and equity income, net	(46,535)	(45,485)	(35,833)

Consolidated operating income	821,765	862,209	739,432
Debt expense	(224,716)	(257,147)	(276,706)
Other income	12,411	22,460	13,033

Consolidated income before income taxes	$609,460	$627,522	$475,759

(1)	Includes management fees related to providing management and administrative services to dialysis centers in which the Company either owns a noncontrolling interest or are wholly-owned by third parties.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Depreciation and amortization expense for the dialysis and related lab services for 2008, 2007 and 2006 were $210,141, $189,208 and $171,350, respectively, and were $6,776, $4,262 and $1,945, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	December 31,
	2008	2007
Segment assets
Dialysis and related lab services	$7,031,558	$6,731,647
Other—Ancillary services and strategic initiatives	254,533	212,313

Consolidated assets	$7,286,091	$6,943,960

In 2008 and 2007 the total amount of expenditures for property and equipment for the dialysis and related lab services were $314,915 and $263,604, respectively, and were $3,047 and $8,608, respectively, for the ancillary services and strategic initiatives.

24.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2008	2007	2006
Cash paid:
Income taxes	$163,147	$205,955	$209,982
Interest	222,558	245,325	271,711
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	—	2,769	—
Liabilities assumed in conjunction with common stock acquisitions	—	1,653	—

25.    Selected quarterly financial data (unaudited)

	2008				2007
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$1,461,010	$1,447,135	$1,407,304	$1,344,724	$1,354,869	$1,318,381	$1,312,735	$1,278,166
Operating income	211,600	207,884	205,554	196,727	195,263	212,412	261,217	193,317
Income before income taxes	157,855	155,860	153,221	142,524	137,941	155,975	205,964	127,642
Net income	98,365	93,910	94,951	86,934	85,717	94,455	125,024	76,582
Basic earnings per share	0.95	0.90	0.91	0.81	0.80	0.89	1.19	0.73
Diluted earnings per share	$0.94	$0.89	$0.90	$0.80	$0.79	$0.88	$1.17	$0.72

26.    Condensed consolidating financial statements

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2008
Net operating revenues	$363,112	$4,808,324	$881,810	$(393,073)	$5,660,173
Operating expenses	228,729	4,209,565	746,652	(393,073)	4,791,873
Minority interests and equity income, net	—	—	—	46,535	46,535

Operating income	134,383	598,759	135,158	(46,535)	821,765
Debt (expense)	(227,535)	(189,506)	(2,520)	194,845	(224,716)
Other income, net	206,527	—	729	(194,845)	12,411
Income tax expense	43,763	188,717	2,820	—	235,300
Equity earnings in subsidiaries	304,548	82,084	—	(386,632)	—

Net income	$374,160	$302,620	$130,547	$(433,167)	$374,160

For the year ended December 31, 2007
Net operating revenues	$365,728	$4,534,153	$754,163	$(389,893)	$5,264,151
Operating expenses	208,042	3,921,149	617,159	(389,893)	4,356,457
Minority interests and equity income, net	—	—	—	45,485	45,485

Operating income	157,686	613,004	137,004	(45,485)	862,209
Debt (expense)	(259,745)	(256,050)	(4,002)	262,650	(257,147)
Other income, net	284,038	—	1,072	(262,650)	22,460
Income tax expense (benefit)	70,972	175,854	(1,082)	—	245,744
Equity earnings in subsidiaries	270,771	88,565	—	(359,336)	—

Net income	$381,778	$269,665	$135,156	$(404,821)	$381,778

For the year ended December 31, 2006
Net operating revenues	$351,566	$4,263,363	$639,690	$(373,957)	$4,880,662
Operating expenses	200,846	3,751,164	527,344	(373,957)	4,105,397
Minority interests and equity income, net	—	—	—	35,833	35,833

Operating income	150,720	512,199	112,346	(35,833)	739,432
Debt (expense)	(280,288)	(291,095)	(2,052)	296,729	(276,706)
Other income, net	308,288	—	1,474	(296,729)	13,033
Income tax expense	70,201	116,183	46	—	186,430
Discontinued operations, net of tax	—	362	—	—	362
Equity earnings in subsidiaries	181,172	75,889	—	(257,061)	—

Net income	$289,691	$181,172	$111,722	$(292,894)	$289,691

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
As of December 31, 2008
Cash and cash equivalents	$397,576	$—	$13,305		$—	$410,881
Accounts receivable, net	—	933,906	141,551		—	1,075,457
Other current assets	22,112	573,078	46,776		—	641,966

Total current assets	419,688	1,506,984	201,632		—	2,128,304
Property and equipment, net	15,175	864,725	168,175		—	1,048,075
Amortizable intangible assets, net	39,990	114,237	6,294		—	160,521
Investments in subsidiaries	4,866,391	464,369	—		(5,330,760)	—
Receivables from subsidiaries	320,346	—	90,754		(411,100)	—
Other long-term assets and investments	13,320	14,815	44,125		—	72,260
Goodwill	—	3,571,669	305,262		—	3,876,931

Total assets	$5,674,910	$6,536,799	$816,242		$(5,741,860)	$7,286,091

Current liabilities	$106,370	$990,024	$66,669	$		$1,163,063
Payables to parent	—	386,468	24,632		(411,100)	—
Long-term debt and other long-term liabilities	3,616,082	368,774	19,868		—	4,004,724
Minority interests	—	—	—		165,846	165,846
Shareholders’ equity	1,952,458	4,791,533	705,073		(5,496,606)	1,952,458

Total liabilities and shareholders’ equity	$5,674,910	$6,536,799	$816,242		$(5,741,860)	$7,286,091

As of December 31, 2007
Cash and cash equivalents	$443,157	$—	$3,889		$—	$447,046
Accounts receivable, net	—	786,765	141,184		—	927,949
Other current assets	26,528	557,357	17,370		—	601,255

Total current assets	469,685	1,344,122	162,443		—	1,976,250
Property and equipment, net	19,317	766,596	153,413		—	939,326
Amortizable intangible assets, net	49,629	126,202	7,211		—	183,042
Investments in subsidiaries	4,340,411	421,273	—		(4,761,684)	—
Receivables from subsidiaries	701,101	—	61,201		(762,302)	—
Other long-term assets and investments	22,729	16,052	38,628		—	77,409
Goodwill	—	3,484,706	283,227		—	3,767,933

Total assets	$5,602,872	$6,158,951	$706,123		$(5,523,986)	$6,943,960

Current liabilities	$182,419	$856,638	$47,439		$—	$1,086,496
Payables to parent	—	762,302	—		(762,302)	—
Long-term debt and other long-term liabilities	3,688,203	272,488	14,006		—	3,974,697
Minority interests	—		—		150,517	150,517
Shareholders’ equity	1,732,250	4,267,523	644,678		(4,912,201)	1,732,250

Total liabilities and shareholders’ equity	$5,602,872	$6,158,951	$706,123		$(5,523,986)	$6,943,960

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2008
Cash flows from operating activities
Net income	$374,160	$302,620	$130,547	$(433,167)	$374,160
Changes in operating assets and liabilities and non cash items included in net income	(614,532)	484,864	(121,728)	433,167	181,771

Net cash (used in) provided by operating activities	(240,372)	787,484	8,819	—	555,931

Cash flows from investing activities
Additions of property and equipment	(2,546)	(271,561)	(43,855)	—	(317,962)
Acquisitions	(439)	(116,708)	(9,221)	—	(126,368)
Proceeds from discontinued operations and asset sales	—	530	—	—	530
Other items	19,281	(40,568)	71,127	—	49,840

Net cash provided by (used in) investing activities	16,296	(428,307)	18,051	—	(393,960)

Cash flows from financing activities
Long-term debt	(17,675)	(424)	4,548	—	(13,551)
Intercompany borrowing	380,755	(358,753)	(22,002)	—	—
Other items	(184,585)	—	—	—	(184,585)

Net cash provided by (used in) financing activities	178,495	(359,177)	(17,454)	—	(198,136)

Net (decrease) increase in cash	(45,581)	—	9,416	—	(36,165)
Cash at the beginning of the year	443,157	—	3,889	—	447,046

Cash at the end of the year	$397,576	$—	$13,305	$—	$410,881

For the year ended December 31, 2007
Cash flows from operating activities
Net income	$381,778	$269,665	$135,156	$(404,821)	$381,778
Changes in operating assets and liabilities and non cash items included in net income	(283,759)	156,635	(126,439)	404,821	151,258

Net cash provided by operating activities	98,019	426,300	8,717	—	533,036

Cash flows from investing activities				—
Additions of property and equipment	(3,501)	(220,264)	(48,447)	—	(272,212)
Acquisitions	(69,701)	(57,393)	—	—	(127,094)
Proceeds from discontinued operations and asset sales	—	12,289	—	—	12,289
Other items	(19,811)	(82,317)	62,673	—	(39,455)

Net cash (used in) provided by investing activities	(93,013)	(347,685)	14,226	—	(426,472)

Cash flows from financing activities				—
Long-term debt	(49,961)	2,212	447	—	(47,302)
Intercompany borrowing	111,100	(80,827)	(30,273)	—	—
Other items	77,582	—	—	—	77,582

Net cash provided by (used in) financing activities	138,721	(78,615)	(29,826)	—	30,280

Net increase (decrease) in cash	143,727	—	(6,883)	—	136,844
Cash at the beginning of the year	299,430	—	10,772		310,202

Cash at the end of the year	$443,157	$—	$3,889	$—	$447,046

For the year ended December 31, 2006
Cash flows from operating activities
Net income	$289,691	$181,172	$111,722	$(292,894)	$289,691
Changes in operating assets and liabilities and non cash items included in net income	(327,844)	370,840	(106,010)	292,894	229,880

Net cash (used in) provided by operating activities	(38,153)	552,012	5,712	—	519,571

Cash flows from investing activities
Additions of property and equipment	(2,582)	(211,953)	(48,173)	—	(262,708)
Acquisitions	—	(85,153)	(1,351)	—	(86,504)
Proceeds from discontinued operations and asset sales	12,742	9,437	—	—	22,179
Other items	—	(59,606)	74,576	—	14,970

Net cash provided by (used in) investing activities	10,160	(347,275)	25,052	—	(312,063)

Cash flows from financing activities
Long-term debt	(408,211)	(1,198)	2,450	—	(406,959)
Intercompany borrowing	238,246	(203,539)	(34,707)	—	—
Other items	77,842	—	—	—	77,842

Net cash used in financing activities	(92,123)	(204,737)	(32,257)	—	(329,117)

Net decrease in cash	(120,116)	—	(1,493)	—	(121,609)
Cash at the beginning of the year	419,546	—	12,265	—	431,811

Cash at the end of the year	$299,430	$—	$10,772	$—	$310,202

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 27, 2009.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Richard K. Whitney, and Joseph Schohl, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ RICHARD K. WHITNEY Richard K. Whitney	Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ JAMES K. HILGER James K. Hilger	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/s/ CHARLES G. BERG Charles G. Berg	Director	February 27, 2009

/s/ WILLARD W. BRITTAIN Willard W. Brittain	Director	February 27, 2009

/s/ PAUL J. DIAZ Paul J. Diaz	Director	February 27, 2009

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 27, 2009

/s/ JOHN M. NEHRA John M. Nehra	Director	February 27, 2009

/s/ WILLIAM L. ROPER William L. Roper	Director	February 27, 2009

/s/ ROGER J. VALINE Roger J. Valine	Director	February 27, 2009

/s/ RICHARD C. VAUGHAN Richard C. Vaughan	Director	February 27, 2009

II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 27, 2009, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2008, and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

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

/s/    KPMG LLP

Seattle, Washington

February 27, 2009

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2006	$138,598	$126,203	$93,044	$171,757
Year ended December 31, 2007	$171,757	$136,682	$112,486	$195,953
Year ended December 31, 2008	$195,953	$146,229	$130,960	$211,222

S-2

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(11)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(14)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(26)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of March 2, 2007.(29)

4.1	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Trustee.(13)

4.4	Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and Senior Subordinated Trustee.(13)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(24)

4.6	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(25)

4.7	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and the Bank of New York Trust Company, N.A., as Trustee.(25)

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(30)

10.1	Employment Agreement, dated as of July 19, 2000, by and between TRCH and Charles J. McAllister.(4)*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph Mello.(6)*

10.3	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(9)*

10.4	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(28)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.✓*

10.6	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(16)*

10.7	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.✓*

10.8	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(15)*

10.9	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.✓*

10.10	Employment Agreement, effective November 2, 2005, by and between DaVita Inc. and Christopher J. Riopelle.(15)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(18)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.✓*

10.13	Offer of Employment Letter to Mary Kowenhoven dated February 15, 2007.(25)*

10.14	Employment Agreement, entered into effective July 16, 2007, by and between DaVita Inc. and Patricia Jones.(27)*

10.15	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(33)*

10.16	Amendment to Employment Agreement effective February 21, 2008, by and between DaVita Inc. and Patricia Jones.(33)*

10.17	Employment Agreement between the Company and Kent J. Thiry effective July 25, 2008.(34)*

10.18	Employment Agreement between the Company and Allen Nissenson effective August 1, 2008.(35)*

10.19	Employment Agreement between the Company and David Shapiro, effective March 3, 2008.✓*

10.20	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.✓*

10.21	Memorandum relating to Bonus Structure for Charles J. McAllister.(16)*

10.22	Memorandum relating to Bonus Structure for Thomas O. Usilton.(13)*

10.23	Memorandum relating to Bonus Structure for Joseph Schohl.(13)*

10.24	Amended Director Compensation Philosophy and Plan.(22)*

10.25	Form of Indemnity Agreement.(23)*

10.26	Form of Indemnity Agreement.(16)*

10.27	First Amended and Restated Executive Incentive Plan.(12)*

10.28	Second Amended and Restated Executive Incentive Plan.✓*

10.29	Executive Retirement Plan (as amended).✓*

10.30	Post-Retirement Deferred Compensation Arrangement.(16)*

10.31	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.✓*

10.32	DaVita Voluntary Deferral Plan.(13)*

10.33	Deferred Bonus Plan.(36)

10.34	Deferred Bonus Plan (Prosperity Plan).(36)

10.35	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).✓*

10.36	Amended and Restated Employee Stock Purchase Plan.(31)*

10.37	Severance Plan.(32)*

10.38	Amended and Restated Severance Plan.✓*

10.39	Change in Control Bonus Program.(20)*

10.40	Amended and Restated Change in Control Bonus Program.✓*

10.41	Second Amended and Restated 1994 Equity Compensation Plan.(7)*

10.42	First Amended and Restated 1995 Equity Compensation Plan.(7)*

10.43	First Amended and Restated 1997 Equity Compensation Plan.(7)*

10.44	First Amended and Restated Special Purpose Option Plan.(7)*

10.45	Amended and Restated 1999 Equity Compensation Plan.(8)*

10.46	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.47	Amended and Restated 2002 Equity Compensation Plan.(12)*

10.48	Amended and Restated 2002 Equity Compensation Plan.(22)*

10.49	Amended and Restated 2002 Equity Compensation Plan.(31)*

10.50	Amended and Restated 2002 Equity Compensation Plan.✓*

10.51	Form of Non-Qualified Stock Option Agreement for stock options grants to employees under the Company’s 2002 Equity Compensation Plan.(9)*

10.52	Form of Restricted Stock Unit Agreement for restricted stock unit grants to employees under the Company’s 2002 Equity Compensation Plan.(9)*

10.53	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(19)*

10.54	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(19)*

10.55	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(19)*

10.56	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan.(21)*

10.57	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(21)*

10.58	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.59	Form of Stock Appreciation Rights Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.60	Form of Stock Appreciation Rights Agreement – Board (DaVita Inc. 2002 Equity Compensation Plan).(35)*

10.61	Form of Restricted Stock Units Agreement – Board (DaVita Inc. 2002 Equity Compensation Plan).(35)*

10.62	Form of Non-qualified Stock Option Agreement - Board (DaVita Inc. 2002 Equity Compensation Plan).(35)*

10.63	Form of Restricted Stock Unit Agreement – Employee (DaVita Inc. 2002 Equity Compensation Plan.✓*

10.64	Amendment to Equity Award Agreement effective March 1, 2008, by and between DaVita Inc. and Patricia Jones.(33)*

10.65	Non-management Director Compensation Philosophy and Plan.(33)*

10.66	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(13)

10.67	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(30)

10.68	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(30)

10.69	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(13)

10.70	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(13)

10.71	Alliance and Product Supply Agreement, dated as of October 5, 2005, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(13)**

10.72	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(20)**

10.73	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(25)

10.74	Amended and Restated Agreement dated December 2, 2004, between Amgen USA Inc. and DaVita Inc.(16)**

10.75	Dialysis Organization Agreement effective February 3, 2006 between Amgen USA Inc. and DaVita Inc.(17)**

10.76	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(36)**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(10)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 27, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 27, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 27, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 27, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 2, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Filed on March 29, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Filed on April 27, 2001 as an exhibit to the Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.
(9)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(10)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(13)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(14)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Filed on May 8, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(18)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(19)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(21)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(24)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(26)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(27)	Filed on November 7, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2007.
(28)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(31)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(32)	Filed on November 7, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(33)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2008.
(34)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2008.
(36)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.