Form 10-Q
period 2009-03-31
DAVITA INC
filed 2009-05-07
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

March 31, 2009

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14106

DAVITA INC.

601 Hawaii Street

El Segundo, California 90245

Telephone number (310) 536-2400

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the number of shares of the Registrant’s common stock outstanding was approximately 103.4 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $4.8 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Net operating revenues	$1,447,640	$1,344,724
Operating expenses and charges:
Patient care costs	1,005,886	930,209
General and administrative	127,273	120,765
Depreciation and amortization	57,123	52,811
Provision for uncollectible accounts	36,736	34,631
Equity investment loss	18	527

Total operating expenses and charges	1,227,036	1,138,943

Operating income	220,604	205,781
Debt expense	(48,301)	(59,066)
Other income	754	4,863

Income before income taxes	173,057	151,578
Income tax expense	64,783	55,570

Net income	108,274	96,008
Less: Net income attributable to noncontrolling interests	(12,063)	(9,074)

Net income attributable to DaVita Inc.	$96,211	$86,934

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$0.93	$0.81

Diluted earnings per share attributable to DaVita Inc.	$0.92	$0.80

Weighted average shares for earnings per share:
Basic	103,878,417	107,367,356

Diluted	104,409,026	108,239,360

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$405,683	$410,881
Short-term investments	25,413	35,532
Accounts receivable, less allowance of $216,261 and $211,222	1,088,584	1,075,457
Inventories	71,353	84,174
Other receivables	194,637	239,165
Other current assets	32,454	33,761
Income tax receivable	—	32,130
Deferred income taxes	213,339	217,196

Total current assets	2,031,463	2,128,296
Property and equipment, net	1,067,289	1,048,075
Amortizable intangibles, net	155,823	160,521
Investments in third-party dialysis businesses	23,856	19,274
Long-term investments	5,212	5,656
Other long-term assets	46,006	47,330
Goodwill	3,905,762	3,876,931

	$7,235,411	$7,286,083

LIABILITIES AND EQUITY
Accounts payable	$217,125	$282,883
Other liabilities	441,124	495,239
Accrued compensation and benefits	276,851	312,216
Current portion of long-term debt	83,295	72,725
Income taxes payable	8,211	—

Total current liabilities	1,026,606	1,163,063
Long-term debt	3,600,233	3,622,421
Other long-term liabilities	100,085	101,442
Alliance and product supply agreement, net	34,645	35,977
Deferred income taxes	260,101	244,884

Total liabilities	5,021,670	5,167,787
Commitments and contingencies
Noncontrolling interests subject to put provisions	289,592	291,397
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 103,409,287 and 103,753,673 shares outstanding)	135	135
Additional paid-in capital	607,234	584,358
Retained earnings	1,985,661	1,889,450
Treasury stock, at cost (31,452,996 and 31,108,610 shares)	(714,977)	(691,857)
Accumulated other comprehensive loss	(12,111)	(14,339)

Total DaVita Inc. shareholders’ equity	1,865,942	1,767,747
Noncontrolling interests not subject to put provisions	58,207	59,152

Total equity	1,924,149	1,826,899

	$7,235,411	$7,286,083

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to DaVita Inc.	$96,211	$86,934
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,123	52,811
Stock-based compensation expense	11,009	9,548
Tax benefits from stock award exercises	2,161	2,618
Excess tax benefits from stock award exercises	(779)	(1,411)
Deferred income taxes	16,430	(7,439)
Net income attributable to noncontrolling interests	12,063	9,074
Equity investment loss	18	527
Loss on disposal of assets	3,629	1,355
Non-cash debt and non-cash rent charges	3,422	4,074
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(13,757)	(33,168)
Inventories	13,055	3,499
Other receivables and other current assets	41,417	16,846
Other long-term assets	1,422	(537)
Accounts payable	(65,411)	(39,217)
Accrued compensation and benefits	(21,403)	(47,571)
Other current liabilities	(54,116)	(6,500)
Income taxes	40,339	56,653
Other long-term liabilities	(8,584)	(184)

Net cash provided by operating activities	134,249	107,912

Cash flows from investing activities:
Additions of property and equipment, net	(73,203)	(64,673)
Acquisitions	(39,828)	(5,671)
Proceeds from asset sales	4,199	23
Purchase of investments available for sale	(514)	(839)
Purchase of investments held-to-maturity	(6)	(109)
Proceeds from sale of investments available for sale	10,669	4,955
Proceeds from maturities of investments held-to-maturity	20	73
Purchase of intangible assets	—	(20)

Net cash used in investing activities	(98,663)	(66,261)

Cash flows from financing activities:
Borrowings	2,619,540	4,050,363
Payments on long-term debt	(2,630,739)	(4,052,066)
Deferred financing costs	—	(130)
Purchase of treasury stock	(32,016)	(7,144)
Excess tax benefits from stock award exercises	779	1,411
Stock award exercises and other share issuances, net	9,102	8,525
Distributions to noncontrolling interests	(13,567)	(16,888)
Contributions from noncontrolling interests	4,460	5,103
Proceeds from sales of additional noncontrolling interests	3,081	4,612
Purchase of noncontrolling interests	(1,424)	(3,167)

Net cash used in financing activities	(40,784)	(9,381)

Net (decrease) increase in cash and cash equivalents	(5,198)	32,270
Cash and cash equivalents at beginning of period	410,881	447,046

Cash and cash equivalents at end of period	$405,683	$479,316

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND

COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2007	$330,467	134,862	$135	$479,115	$1,515,290	(27,732)	$(487,744)	$(2,511)	$1,504,285	$48,178
Comprehensive income:
Net income.	30,401				374,160				374,160	16,759	$421,320
Unrealized losses on interest rate swaps, net of tax								(12,947)	(12,947)		(12,947)
Reclassification of net swap realized losses into net income, net of tax								2,590	2,590		2,590
Unrealized losses on investments, net of tax								(1,174)	(1,174)		1,174
Reclassification of net investment realized gains into net income, net of tax								(297)	(297)		(297)

Total comprehensive income											$411,840

Stock purchase shares issued				2,981		98	1,730		4,711
Stock unit shares issued				(2,670)		181	3,544		874
Stock options and SSARs exercised				12,278		1,133	23,328		35,606
Stock-based compensation expense				41,235					41,235
Excess tax benefits from stock awards exercised				8,165					8,165
Purchase of treasury stock						(4,789)	(232,715)		(232,715)
Distributions to noncontrolling interests	(40,016)									(19,341)
Contributions from noncontrolling interests	7,305									11,769
Sales of additional noncontrolling interests	9,389									1,993
Purchases of noncontrolling interests	(2,347)									(754)
Changes in fair value of noncontrolling interests	(43,254)			43,254					43,254
Other adjustments to noncontrolling interests	(548)									548

Balance at December 31, 2008	291,397	134,862	135	584,358	1,889,450	(31,109)	(691,857)	(14,339)	1,767,747	59,152
Comprehensive income:
Net income	7,770				96,211				96,211	4,293	108,274
Unrealized losses on interest rate swaps, net of tax								(343)	(343)		(343)
Reclassification of net swap realized losses into net income, net of tax								2,779	2,779		2,779
Unrealized losses on investments, net of tax								(199)	(199)		(199)
Reclassification of net investment realized gains into net income, net of tax								(9)	(9)		(9)

Total comprehensive income											$110,502

Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(462)		21	462
Stock options and SSARs exercised				1,988		272	6,047		8,035
Stock-based compensation expense				11,009					11,009
Excess tax benefits from stock awards exercised				935					935
Purchase of treasury stock						(744)	(32,016)		(32,016)
Distributions to noncontrolling interests	(7,784)									(5,783)
Contributions from noncontrolling interests	4,015									445
Sales of additional noncontrolling interests	2,419			(175)					(175)	837
Purchases of noncontrolling interests	(629)			(795)					(795)
Changes in fair value of noncontrolling interests	(8,241)			8,241					8,241
Other adjustments to noncontrolling interests	645									(737)

Balance at March 31, 2009	$289,592	134,862	$135	$607,234	$1,985,661	(31,453)	$(714,977)	$(12,111)	$1,865,942	$58,207

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Prior year balances and amounts have been classified to conform to the current year presentation.

2.	Significant new accounting policies

On January 1, 2009 we adopted SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This standard also specifies that consolidated net income attributable to the parent and to noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The adoption of this standard did not have a material impact on our consolidated financial statements, however, it did change the presentation of minority interests in our consolidated financial statements. In conjunction with adopting this standard, the Company implemented the classification and measurement of minority interests (noncontrolling interests) guidance provided by SEC Topic No. D-98 Classification and Measurement of Redeemable Securities (D-98). Under the provisions of D-98, the Company is required to classify securities with redemption features that are not solely within the Company’s control such as its noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these noncontrolling interests at fair value. See Note 9 to the condensed consolidated financial statements for further details. The provisions of these standards have been applied retrospectively for all prior periods presented.

On January 1, 2009 we adopted SFAS No. 141(R) Business Combinations, which replaces SFAS No. 141 Business Combinations. This standard requires all business combinations consummated after January 1, 2009 to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interests in the acquiree at their fair values at the acquisition date. Noncontractual

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6 Elements of Financial Statements. Transaction costs are excluded from the acquisition cost and are expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and is classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. The adoption of this standard did not have a material impact on our consolidated financial statements.

3.	Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc. by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock options, stock-settled stock appreciation rights and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2009	2008
	(shares in thousands)
Basic:
Net income attributable to DaVita Inc	$96,211	$86,934

Weighted average shares outstanding during the period	103,869	107,340
Vested stock units	9	27

Weighted average shares for basic earnings per share calculation	103,878	107,367

Basic net income per share attributable to DaVita Inc.	$0.93	$0.81

Diluted:
Net income for diluted earnings per share calculation	$96,211	$86,934

Weighted average shares outstanding during the period	103,869	107,340
Vested stock units	9	27
Assumed incremental shares from stock plans	531	872

Weighted average shares for diluted earnings per share calculation	104,409	108,239

Diluted net income per share attributable to DaVita Inc.	$0.92	$0.80

Shares subject to anti-dilutive awards excluded from calculation (1)	12,811	4,574

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

4.	Stock-based compensation and other common stock transactions

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, the adoption date of SFAS No. 123(R) and subsequent stock-based awards granted through March 31, 2009 and 2008, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the first three months of 2009, the Company granted 2,568 stock-settled stock appreciation rights with a grant-date fair value of $31,033 and a weighted-average expected life of approximately 3.5 years, and also granted 3 stock units with a grant-date fair value of $140 and a weighted-average expected life of approximately 0.27 years.

For the three months ended March 31, 2009 and 2008, the Company recognized $11,009 and $9,548, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through March 31, 2009 and 2008 was $4,171 and $3,599, respectively. As of March 31, 2009, there was $96,834 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.6 years.

During the three months ended March 31, 2009 and 2008, the Company received $8,035 and $6,726, respectively, in cash proceeds from stock option exercises and $2,161 and $2,618, respectively, in actual tax benefits upon the exercise of stock awards.

During the first three months of 2009, the Company repurchased a total of 744 shares of its common stock for $32,016 or an average price of $43.01 per share, pursuant to previously announced authorizations by the Board of Directors. The Company has not repurchased any additional shares of its common stock subsequent to the first quarter of 2009. As a result of these transactions, the total outstanding authorization for share repurchases is currently $121,500. This stock repurchase program has no expiration date.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

5.	Long-term debt

Long-term debt was comprised of the following:

	March 31, 2009	December 31, 2008
Senior secured credit facilities:
Term loan A	$201,250	$214,375
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	17,417	15,266
Capital lease obligations	5,658	5,873

Total debt principal outstanding	3,680,200	3,691,389
Premium on the 6 5/8% senior notes	3,328	3,757

	3,683,528	3,695,146
Less current portion	(83,295)	(72,725)

	$3,600,233	$3,622,421

Scheduled maturities of long-term debt at March 31, 2009 are as follows:

2009 (remainder of the year)	$60,812
2010	89,931
2011	67,406
2012	1,707,460
2013	901,572
2014	583
Thereafter	852,436

During the first quarter of 2009, the Company made a mandatory principal payment of $13,125 on the term loan A.

On January 1, 2009 we adopted SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard encourages, but does not require, comparative disclosures for earlier periods at the initial adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company has elected to provide comparative disclosures for the prior period presented.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are not held for trading or speculative purposes, and have the economic effect of converting portions of our variable rate debt to a fixed rate. These agreements are designated as cash flow hedges, and as a result,

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. These agreements do not contain credit-risk contingent features.

As of March 31, 2009, the Company maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $687,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.62% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2009 through 2010 and require quarterly interest payments. The Company estimates that approximately $12,726 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2009 will be classified into income over the next twelve months.

The following table summarizes our derivative instruments as of March 31, 2009 and December 31, 2008:

	Interest rate swap liabilities
	March 31, 2009		December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133	Balance sheet location	Fair value	Balance sheet location	Fair value
Current settlement of interest rate swap agreements	Other current liabilities	$3,125	Other current liabilities	$18

Interest rate swap agreements	Other long-term liabilities	17,924	Other long-term liabilities	21,886

Total		$21,049		$21,904

The following table summarizes the effects of our interest rate swap agreements for the three months ended March 31, 2009 and 2008:

Derivatives in SFAS No. 133 designated as cash flow hedges	Amount of (losses) gains recognized in OCI on interest rate swap agreements		Location of (losses) gains reclassified from accumulated OCI into income	Amount of (losses) gains reclassified from accumulated OCI into income
	2009	2008		2009	2008
Interest rate swap agreements	$(562)	$(16,415)	Debt expense	$(4,548)	$1,288
Tax expense benefit (expense)	219	6,385		1,769	(501)

Total	$(343)	$(10,030)		$(2,779)	$787

Total comprehensive income for the three months ended March 31, 2009 was $110,502, including an increase to other comprehensive income for amounts reclassified into income, net of valuation losses on interest rate swaps of $2,436, net of tax, and adjustments to other comprehensive income for unrealized losses on investments net of amounts reclassified into income of ($208), net of tax.

Total comprehensive income for the three months ended March 31, 2008 was $84,879 including reductions to other comprehensive income for valuation losses on interest rate swaps net of amounts reclassified into income of $10,817, net of tax, and reductions to other comprehensive income for unrealized losses on investments, net of amounts reclassified into income of $312 net of tax.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

As of March 31, 2009, the interest rates were economically fixed on approximately 36% of the Company’s variable rate debt and approximately 66% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 3.36%, based upon the current margins in effect of 1.50%, as of March 31, 2009.

The Company’s overall average effective interest rate during the first quarter of 2009 and as of March 31, 2009 was 5.04%.

As of March 31, 2009, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $50,901 was committed for outstanding letters of credit. In addition, the Company currently has undrawn revolving credit facilities totaling $5,000 associated with several of its joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

6.	Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements. In addition, the Company’s revenues from commercial payors may be subject to adjustment as a result of potential claims for refunds, as a result of government actions or as a result of other claims by commercial payors.

Inquiries by the Federal Government

In December 2008, the Company received a subpoena for documents from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and Epogen®, or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. The Company has been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and has been advised that this is a civil inquiry. The Company is cooperating with the inquiry and is producing the requested records. To the Company’s knowledge, no proceedings have been initiated against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated, or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

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

In October 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn. The subpoena covered the period from 1996 to present and requested the production of a wide range of documents related to the Company’s operations, including DaVita Laboratory Services. The subpoena included requests for documents related to testing for parathyroid hormone levels and to products related to vitamin D therapies and was issued in connection with a joint civil and criminal investigation. In April 2009, the U.S. Attorney’s Office for the Eastern District of New York in Brooklyn informed the Company that it had completed its investigation of the Company without taking any action against the Company. No charges were made against the Company, no fines were assessed and no mandatory policy changes were required in connection with this investigation.

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

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed the Company that the civil and criminal investigation has been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intends to conduct audits of end stage renal disease (ESRD) dialysis providers in Nevada, including the Company, and that such audits will relate to the issues that were the subjects of the investigation. To the Company’s knowledge, no court proceedings have been initiated against the Company at this time. Any negative audit findings could result in a substantial repayment by the Company.

In August 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly known as Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

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

The Company’s investments consist of the following:

	March 31, 2009			December 31, 2008
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and U.S. treasury notes due within one year	$19,271	$—	$19,271	$19,355	$—	$19,355
Investments in mutual funds	—	11,354	11,354	—	21,833	21,833

	$19,271	$11,354	$30,625	$19,355	$21,833	$41,188

Short-term investments	$19,271	$6,142	$25,413	$19,355	$16,177	$35,532
Long-term investments	—	5,212	5,212	—	5,656	5,656

	$19,271	$11,354	$30,625	$19,355	$21,833	$41,188

The cost of the certificates of deposit and U.S. treasury notes at March 31, 2009 and December 31, 2008 approximates their fair value. As of March 31, 2009 and December 31, 2008, the available for sale investments included $1,897 and $1,558, respectively, of gross pre-tax unrealized losses. During the three months ended March 31, 2009, the Company recorded gross pre-tax unrealized losses of $324, or $199, after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2009, the Company sold investments in mutual funds for net proceeds of $10,669, and recognized a pre-tax gain of $15, or $9 after tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

The certificates of deposit and U.S. treasury notes classified as held to maturity are investments used to maintain certain capital requirements of the special need plans of VillageHealth, which is a wholly-owned subsidiary of the Company. The investments in mutual funds classified as available for sale are held in trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

8.	Fair value of financial instruments

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions in accordance with SFAS No. 157 Fair Value Measurements based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

these assets, liabilities and commitments. The Company also has classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels as defined in SFAS No. 157. See below.

On January 1, 2009 we adopted certain provisions of SFAS No. 157 relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of these specific provisions of SFAS No. 157 relating to nonfinancial assets and liabilities did not have material impact on the Company’s consolidated financial statements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$11,354	$11,354	$—	$—

Liabilities
Interest rate swap agreements	$21,049	$—	$21,049	$—

Temporary equity
Noncontrolling interests subject to put provisions	$289,592	$—	$—	$289,592

The available for sale securities represent investments in various open or closed-ended registered investment companies, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 7 to the condensed consolidated financial statements for further discussion.

The interest rate swap agreements are recorded at fair value based upon valuation models and a variety of techniques as reported by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap agreements would be materially different than the fair values as currently reported. See Note 5 to the condensed consolidated financial statements for further discussion.

See Note 9 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

9.	Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interest put to the Company, which is intended to

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

approximate fair value. The methodology the Company used to estimate the fair value of the noncontrolling interests subject to these put provisions assumes either the higher of a liquidation value or an average multiple of earnings, historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions using a predetermined multiple of earnings and therefore not at fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a noncontrolling interest as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $13,200.

Certain consolidated joint ventures are contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments, for which the classification and measurement requirements of SFAS No. 150 have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

10.	Income taxes

As of March 31, 2009, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $11,209, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $322 from the December 31, 2008 balance of $10,887 due to the addition of 2009 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2009, the Company had approximately $1,851 accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

11.	Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, physician services, disease management services and full-service special need plans, as well as clinical research programs. For internal management reporting, the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, as separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The dialysis and related lab services business qualifies as a separately reportable segment under SFAS No. 131, and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of operating segments. For internal management reporting, segment operations include direct segment operating expenses with the exception of stock-based compensation expense and equity investment (losses) gains.

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Three months ended March 31,
	2009	2008
Segment revenues:
Dialysis and related lab services (1)	$1,376,563	$1,296,312
Other – Ancillary services and strategic initiatives	71,077	48,412

Consolidated revenues	$1,447,640	$1,344,724

Segment operating margin (loss):
Dialysis and related lab services	$236,952	$228,567
Other – Ancillary services and strategic initiatives	(5,321)	(12,711)

Total segment margin	$231,631	$215,856
Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(11,009)	(9,548)
Equity investment loss	(18)	(527)

Consolidated operating income	220,604	205,781
Debt expense	(48,301)	(59,066)
Other income	754	4,863

Consolidated income before income taxes	$173,057	$151,578

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a noncontrolling interest.

Depreciation and amortization expense for the dialysis and related lab services for the three months ended March 31, 2009 and 2008 were $55,374 and $51,351, respectively, and were $1,749 and $1,460, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	March 31, 2009	December 31, 2008
Segment assets
Dialysis and related lab services	$6,988,820	$7,031,550
Other – Ancillary services and strategic initiatives	246,591	254,533

Consolidated assets	$7,235,411	$7,286,083

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

For the three months ended March 31, 2009 and 2008 the total amount of expenditures for property and equipment for the dialysis and related lab services were $72,556 and $63,835, respectively, and were $647 and $838, respectively for the ancillary services and strategic initiatives.

12.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

March 31, 2009
Net income attributable to DaVita Inc.	$96,211

Decrease in paid-in capital for sales of noncontrolling interest in four joint ventures	(175)
Decrease in paid-in capital for the purchase of a noncontrolling interest in one joint venture	(795)

Net transfer from noncontrolling interests	(970)

Change from net income attributable to DaVita Inc. and transfers (to) from noncontrolling interests	$95,241

13.	Variable interest entities

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets and amends FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement in variable interest entities and certain special purpose entities. Because FSP 140-4 and FIN 46(R)-8 impact disclosures and not the accounting treatment for transfers of financial assets and interests in variable interest entities, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact the Company’s financial condition or results of operations.

The Company is deemed to be the primary beneficiary of all of the variable interest entities (“VIEs”) with which it is associated. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations. These include dialysis operating entities in New York state and physician practice management entities in various states.

Under the terms of the applicable arrangements, the Company bears virtually all of the economic risks and rewards of ownership for each of these operating VIEs. The Company has contractual arrangements with its respective related party nominee owners which indemnify them from the economic losses, and entitle the Company to the economic benefits, that may result from ownership of these VIEs. DaVita manages these VIE subsidiaries and provides operating and capital funding as necessary to accomplish its operational and strategic objectives. Accordingly, since the Company bears virtually all of the risks and rewards attendant to their ownership, the Company consolidates these variable interest entities as their primary beneficiary.

Total assets of these operating VIEs were approximately $15,000 and their liabilities to unrelated third parties were approximately $9,000 at both March 31, 2009 and December 31, 2008.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs under FIN 46(R) and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 7 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

14.	Condensed consolidating financial statements

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

Condensed Consolidating Statements of Income

For the three months ended March 31, 2009	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$92,823	$1,221,993	$232,368	$(99,544)	$1,447,640
Operating expenses	60,660	1,064,201	201,719	(99,544)	1,227,036

Operating income	32,163	157,792	30,649	—	220,604
Debt (expense)	(48,605)	(40,309)	(456)	41,069	(48,301)
Other income	41,737	—	86	(41,069)	754
Income tax expense	10,169	53,896	718	—	64,783
Equity earnings in subsidiaries	81,085	16,668	—	(97,753)	—

Net income	96,211	80,255	29,561	(97,753)	108,274
Less: Net income attributable to noncontrolling interests	—	—	—	(12,063)	(12,063)

Net income attributable to DaVita Inc.	$96,211	$80,255	$29,561	$(109,816)	$96,211

For the three months ended March 31, 2008
Net operating revenues	$115,856	$1,153,911	$197,851	$(122,894)	$1,344,724
Operating expenses	75,168	1,016,084	170,585	(122,894)	1,138,943

Operating income	40,688	137,827	27,266	—	205,781
Debt (expense)	(59,414)	(52,982)	(1,717)	55,047	(59,066)
Other income	59,734	—	176	(55,047)	4,863
Income tax expense	15,993	39,562	15	—	55,570
Equity earnings in subsidiaries	61,919	15,973	—	(77,892)	—

Net income	86,934	61,256	25,710	(77,892)	96,008
Less: Net income attributable to noncontrolling interests	—	—	—	(9,074)	(9,074)

Net income attributable to DaVita Inc.	$86,934	$61,256	$25,710	$(86,966)	$86,934

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of March 31, 2009	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$390,579	$—	$15,104	$—	$405,683
Accounts receivable, net	—	951,245	137,339	—	1,088,584
Other current assets	10,697	481,786	44,713	—	537,196

Total current assets	401,276	1,433,031	197,156	—	2,031,463
Property and equipment, net	13,907	874,654	178,728	—	1,067,289
Amortizable intangibles, net	37,561	112,352	5,910	—	155,823
Investments in subsidiaries	4,543,500	538,682	—	(5,082,182)	—
Receivables from subsidiaries	735,373	—	113,200	(848,573)	—
Other long-term assets and investments	12,876	19,458	42,740	—	75,074
Goodwill	—	3,598,749	307,013	—	3,905,762

Total assets	$5,744,493	$6,576,926	$844,747	$(5,930,755)	$7,235,411

Current liabilities	$115,052	$833,381	$78,173	$—	$1,026,606
Payables to parent	—	832,071	16,502	(848,573)	—
Long-term debt and other long-term liabilities	3,587,027	387,561	20,476	—	3,995,064
Noncontrolling interests subject to put provisions	176,472	—	—	113,120	289,592
Total DaVita Inc. shareholders’ equity	1,865,942	4,523,913	558,269	(5,082,182)	1,865,942
Noncontrolling interest not subject to put provisions	—	—	171,327	(113,120)	58,207

Total equity	1,865,942	4,523,913	729,596	(5,195,302)	1,924,149

Total liabilities and equity	$5,744,493	$6,576,926	$844,747	$(5,930,755)	$7,235,411

As of December 31, 2008
Cash and cash equivalents	$397,576	$—	$13,305	$—	$410,881
Accounts receivable, net	—	933,906	141,551	—	1,075,457
Other current assets	22,112	573,070	46,776	—	641,958

Total current assets	419,688	1,506,976	201,632	—	2,128,296
Property and equipment, net	15,175	864,725	168,175	—	1,048,075
Amortizable intangibles, net	39,990	114,237	6,294	—	160,521
Investments in subsidiaries	4,866,399	464,377	—	(5,330,776)	—
Receivables from subsidiaries	320,338	—	90,754	(411,092)	—
Other long-term assets and investments	13,320	14,815	44,125	—	72,260
Goodwill	—	3,571,669	305,262	—	3,876,931

Total assets	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

Current liabilities	$106,370	$990,024	$66,669	$—	$1,163,063
Payables to parent	—	386,460	24,632	(411,092)	—
Long-term debt and other long-term liabilities	3,616,082	368,774	19,868	—	4,004,724
Noncontrolling interests subject to put provisions	184,711	—	—	106,686	291,397
Total DaVita Inc. shareholders’ equity	1,767,747	4,791,541	539,235	(5,330,776)	1,767,747
Noncontrolling interest not subject to put provisions	—	—	165,838	(106,686)	59,152

Total equity	1,767,747	4,791,541	705,073	(5,437,462)	1,826,899

Total liabilities and equity	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2009	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income attributable to DaVita Inc.	$96,211	$80,255	$29,561	$(109,816)	$96,211
Changes in operating assets and liabilities and non-cash items included in net income	(130,637)	29,672	29,187	109,816	38,038

Net cash (used in) provided by operating activities	(34,426)	109,927	58,748	—	134,249

Cash flows from investing activities:
Additions of property and equipment, net	(159)	(53,879)	(19,165)	—	(73,203)
Acquisitions and purchases of other ownership interests	—	(39,828)	—	—	(39,828)
Proceeds from divestitures and asset sales	—	4,199	—	—	4,199
Purchase of investments and other items	10,155	14	—	—	10,169

Net cash provided by (used in) investing activities	9,996	(89,494)	(19,165)	—	(98,663)

Cash flows from financing activities:
Long-term debt, net	(13,135)	20	1,916	—	(11,199)
Intercompany borrowing	52,703	(22,110)	(30,593)	—	—
Other items	(22,135)	1,657	(9,107)	—	(29,585)

Net cash provided by (used in) financing activities	17,433	(20,433)	(37,784)	—	(40,784)

Net (decrease) increase in cash and cash equivalents	(6,997)	—	1,799	—	(5,198)
Cash and cash equivalents at beginning of period	397,576	—	13,305	—	410,881

Cash and cash equivalents at end of period	$390,579	$—	$15,104	$—	$405,683

For the three months ended March 31, 2008
Cash flows from operating activities:
Net income attributable to DaVita Inc.	$86,934	$61,256	$25,710	$(86,966)	$86,934
Changes in operating assets and liabilities and non-cash items included in net income	(150,628)	93,898	(9,258)	86,966	20,978

Net cash (used in) provided by operating activities	(63,694)	155,154	16,452	—	107,912

Cash flows from investing activities:
Additions of property and equipment, net	(229)	(53,868)	(10,576)	—	(64,673)
Acquisitions and purchases of other ownership interests	(29)	(5,642)	—	—	(5,671)
Proceeds from divestitures and asset sales	—	23	—	—	23
Purchase of investments and other items	4,116	(56)	—	—	4,060

Net cash provided by (used in) investing activities	3,858	(59,543)	(10,576)	—	(66,261)

Cash flows from financing activities:
Long-term debt, net	(700)	(51)	(952)	—	(1,703)
Intercompany borrowing	86,063	(97,005)	10,942	—	—
Other items	2,662	1,445	(11,785)	—	(7,678)

Net cash provided by (used in) financing activities	88,025	(95,611)	(1,795)	—	(9,381)

Net increase in cash and cash equivalents	28,189	—	4,081	—	32,270
Cash and cash equivalents at beginning of period	443,157	—	3,889	—	447,046

Cash and cash equivalents at end of period	$471,346	$—	$7,970	$—	$479,316

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following should be read in conjunction with our condensed consolidated financial statements.

Results of operations

We operate principally as a dialysis and related lab services business but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, physician services, disease management services and full-service special need plans, as well as clinical research programs. The dialysis and related lab services business qualifies under SFAS No. 131 as a reportable segment and all of the other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Our consolidated operating results for the first quarter of 2009 compared with the prior sequential quarter and the same quarter of last year were as follows:

Continuing Operations	Quarter ended
	March 31, 2009		December 31, 2008		March 31, 2008
	(dollar amounts rounded to nearest million, except per treatment data)

Net operating revenues	$1,448	100%	$1,461	100%	$1,345	100%

Operating expenses and charges:
Patient care costs	1,006	70%	1,011	69%	930	69%
General and administrative	127	9%	134	9%	121	9%
Depreciation and amortization	57	4%	56	4%	53	4%
Provision for uncollectible accounts	37	3%	37	3%	35	3%
Equity investment loss	—	—	—	—	1	—

Total operating expenses and charges	1,227	85%	1,238	85%	1,139	85%

Operating income	$221	15%	$223	15%	$206	15%

Dialysis treatments	4,082,439		4,172,468		3,934,777
Average dialysis treatments per treatment day	53,365		52,484		50,837
Average dialysis revenue per dialysis treatment (including the lab)	$337		$333		$329

The following table summarizes consolidated net operating revenues:

	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(dollar amounts rounded to nearest million)
Dialysis and Related Lab Services	$1,377	$1,389	$1,297
Other – Ancillary Services and Strategic Initiatives	71	72	48

Consolidated net operating revenues	$1,448	$1,461	$1,345

The following table summarizes consolidated operating income:

	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(dollar amounts rounded to nearest million)
Dialysis and Related Lab Services	$237	$241	$229
Other – Ancillary Services and Strategic Initiatives loss	(5)	(7)	(13)

Total segment margin	232	234	216
Reconciling items:
Stock-based compensation	(11)	(11)	(10)
Equity investment loss	—	—	(1)

Consolidated operating income	$221	$223	$206

Consolidated net operating revenues

Consolidated net operating revenues for the first quarter of 2009 decreased by approximately $13 million, or approximately 0.9%, as compared to the fourth quarter of 2008. The decrease in consolidated net operating revenues was primarily due to a decrease in Dialysis and Related Lab Services net revenues of approximately $12 million, principally due to a decrease in the number of treatments as a result of fewer treatment days in the first quarter of 2009 and a small decrease of less than $1 million in the Ancillary Services and Strategic Initiatives net revenues.

The increase in consolidated net operating revenues of approximately $103 million, or approximately 7.7%, for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to an increase in Dialysis and Related Lab Services’ net revenues of approximately $80 million, or 6.0%, which was primarily due to an increase in the number of dialysis treatments and an increase in the average dialysis revenue per treatment, with the balance of the increase in revenues of approximately $23 million, or 1.7%, from the Ancillary Services and Strategic Initiatives, primarily due to growth in our pharmacy business.

Consolidated operating income

Consolidated operating income for the first quarter of 2009 decreased by approximately $2 million or approximately 1.1% as compared to the fourth quarter of 2008. The decrease in consolidated operating income was primarily due to a decrease in the Dialysis and Related Lab Services operating income, primarily due to reductions in revenue as described above. Consolidated operating income was also impacted by increases in labor costs and related payroll taxes, as well as increases in the operating costs of our dialysis centers, offset by lower operating losses in the Ancillary Services and Strategic Initiatives due to lower general and administrative expenses.

Consolidated operating income for the first quarter of 2009 increased by $15 million, or approximately 7.2%, as compared to the first quarter of 2008. The increase in consolidated income was primarily due to volume growth in revenue in the Dialysis and Related Lab Services outpacing increases in operating expenses, and lower operating losses in the Ancillary Services and Strategic Initiatives due to revenue growth primarily in our pharmacy business, the VillageHealth special need plans and in our infusion therapy business.

Operating segments

Dialysis and Related Lab Services

	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2008
Revenues	$1,377	$1,389	$1,297

Segment margin	$237	$241	$229

Net Operating Revenues

Dialysis and Related Lab Services’ net operating revenues for the first quarter of 2009 decreased by approximately $12 million, or approximately 0.9%, as compared with the fourth quarter of 2008. The decrease in net operating revenues was primarily due to a decrease in the number of treatment days in the first quarter of 2009 partially offset by growth in the number of treatments driven primarily by non-acquired treatment growth at existing and new centers, and an increase of approximately $4 in our average dialysis revenue per treatment. The increase in the average dialysis revenue per treatment was primarily due to a 1% increase in the Medicare composite rate, seasonally higher lab tests and increases in our commercial payment rates, partially offset by decreases in intensities of physician-prescribed pharmaceuticals.

Dialysis and Related Lab Services’ net operating revenues increased by approximately $80 million, or 6.2%, in the first quarter of 2009, as compared to the same period in 2008. The increase in net operating revenues in the first quarter of 2009 was principally due to an increase in the number of treatments of approximately 3.7% and an increase in the average dialysis revenue per treatment of approximately 2.5%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to a 1% increase in the Medicare composite rate and increases in our commercial payment rates, partially offset by decreases in the intensity of physician-prescribed pharmaceuticals and changes in the mix of our non-government payors.

Operating Expenses and Charges

Patient care costs. Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $4 in the first quarter of 2009, as compared to the fourth quarter of 2008. The increase in the per treatment costs was primarily attributable to an increase in labor rates, payroll taxes, an increase in the operating costs of our dialysis centers and fewer treatment days in the first quarter of 2009, partially offset by a decrease in intensities of physician-prescribed pharmaceuticals.

Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $6 in the first quarter of 2009 as compared to the same period in 2008. The increase in the per treatment costs was primarily attributable to the same factors as discussed above. In addition, we experienced an increase in our pharmaceutical costs and benefit costs in the first quarter of 2009 as compared to the first quarter of 2008.

General and administrative expenses. Dialysis and Related Lab Services’ general and administrative expenses for the first quarter of 2009 decreased in absolute dollars by approximately $3.8 million from the fourth quarter of 2008. The decrease in the first quarter of 2009 compared to the fourth quarter of 2008 was primarily due to the timing of certain other expenditures that occurred in the fourth quarter of 2008, offset by higher labor costs in the first quarter of 2009. In absolute dollars, general and administrative expenses increased by approximately $9.6 million in the first quarter of 2009 as compared to the same period in 2008. The increase was primarily due to higher labor and benefit costs as well as an increase in our professional fees for legal and compliance initiatives.

Depreciation and amortization. The increase in depreciation and amortization for Dialysis and Related Lab Services in the first quarter of 2009 as compared to the fourth quarter of 2008 and the first quarter of 2008 was primarily due to growth through new center developments and expansions.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for Dialysis and Related Lab Services was 2.6% for all quarters presented. The current provision level of 2.6% may increase if we encounter problems with any upgrades to our billing systems or our collection process.

Operating income

Dialysis and Related Lab Services operating income for the first quarter of 2009 decreased by approximately $4 million, as compared to the fourth quarter of 2008. The decrease in operating income was primarily attributable to a decrease in revenue as a result of fewer treatment days in the first quarter of 2009, partially offset by an increase in the average dialysis revenue per treatment primarily from a 1% Medicare rate increase. Operating income was also negatively impacted by lower intensities of physician-prescribed pharmaceuticals, higher labor costs, payroll taxes and higher operating costs of our dialysis centers as we continue to experience certification delays in opening new centers.

Dialysis and Related Lab Services operating income for the first quarter of 2009 increased by approximately $8 million, as compared to the first quarter of 2008. The increase in operating income was primarily attributable to growth in revenue from additional treatments as well as increases in our average dialysis revenue per treatment primarily from a 1% Medicare rate increase outpacing increases in operating expenses and lower operating income from a decline in the intensities of physician-prescribed pharmaceuticals.

Other – Ancillary Services and Strategic Initiatives

	Three months ended
	March 31, 2009	December 31, 2009	March 31, 2008
Revenues	$71	$72	$48

Segment Loss	$(5)	$(7)	$(13)

Net operating revenues

The Ancillary Services and Strategic Initiatives net operating revenues for the first quarter of 2009 decreased by approximately $1 million as compared to the fourth quarter of 2008. The decrease was primarily due to lower revenues in our physician services business offset by revenue growth in our pharmacy, VillageHealth and DaVita Clinical Research.

The increase in net operating revenues in the first quarter of 2009 of approximately $23 million, as compared to the same period in 2008, was primarily due to growth in our pharmacy business, the VillageHealth special need plans and in our infusion therapy services business.

Operating expenses

Ancillary Services and Strategic Initiatives’ operating expenses for the first quarter of 2009 decreased by approximately $2 million as compared to the fourth quarter of 2008, primarily due to a decrease in labor costs and professional fees.

Ancillary Services and Strategic Initiatives’ operating expenses for the first quarter of 2009 increased by approximately $15 million, as compared to the same period in 2008, primarily due to volume growth in our pharmacy business, an increase in the VillageHealth claims reserves, higher labor and benefit costs, partially offset by lower professional fees for legal and consulting services that were incurred in connection with the VillageHealth special need plans.

Operating loss

Ancillary and Strategic Initiatives operating losses for the first quarter of 2009 decreased by approximately $2 million and $8 million as compared to the fourth quarter of 2008, and the first quarter of 2008, respectively. The decreases in operating losses were primarily due to growth in revenues outpacing increases in operating expenses. Operating income for the first quarter of 2009 also benefited from lower professional fees as indicated above.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $11.0 million in the first quarter of 2009 was relatively flat compared to the fourth quarter of 2008 and increased by approximately $1.5 million compared to the first quarter of 2008. This increase resulted primarily from increases in both the grant-date fair value, and aggregate quantity, of grants that contributed expense to these respective periods.

Other income. Other income for the first quarter of 2009 decreased by approximately $1.3 million and $4.1 million from the fourth quarter of 2008 and the first quarter of 2008, respectively. The decrease in other income as compared to both prior periods was primarily due to lower interest rates. In addition, the decrease in other income in the first quarter of 2009 as compared to the first quarter of 2008 was also due to lower average cash and investment balances.

Debt expense. Debt expense of $48.3 million in the first quarter of 2009 decreased by approximately $7.5 million from the fourth quarter of 2008. The decrease was primarily due to reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt. The overall average effective interest rate for the first quarter of 2009 was 5.04%, as compared to 5.77% for the fourth quarter of 2008.

For the three months ended March 31, 2009, debt expense decreased by approximately $10.8 million, as compared to the same period in 2008. The decrease was primarily attributable to lower interest rates as a result of reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt and a slight decline in our outstanding debt principal balances.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $12.1 million for the first quarter of 2009, as compared to $11.4 million for the fourth quarter of 2008 and $9.1 million for the first quarter of 2008. The increase in the first quarter of 2009 as compared to both prior periods was primarily due to an increase in the profitability of our joint ventures, as well as an increase in the number of joint ventures.

Accounts receivable

Our accounts receivable balances at March 31, 2009 and December 31, 2008 were $1,089 million and $1,075 million, respectively, which represented approximately 70 days of revenue in both periods, net of bad debt provision which is consistent with our past and expected trends. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the first quarter of 2009 from the fourth quarter of 2008 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2009. Our operating income guidance attributable to DaVita Inc. for 2009 remains unchanged at a range of $820-$880 million. However, as a result of adopting SFAS No. 160, the classification of noncontrolling interests was changed to no longer be deducted from our operating income as previously reported. Therefore, our operating income guidance based on the current presentation under SFAS No. 160 is projected to be in the range of $870-$930 million, even though the underlying fundamental economics of our business have not changed. In addition, our operating cash flow guidance is now projected to be in the range of $550-$600 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or the structure of payments under Medicare ESRD Program which result in lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. See “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 21 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2009 was $134 million, compared to $108 million during the first quarter of 2008. Non-operating cash outflows for the first quarter of 2009 included capital asset expenditures of $73 million, including $42 million for new center developments and relocations and $31 million for maintenance and information technology. We also spent an additional $40 million for acquisitions. We also repurchased 0.7 million shares of common stock for approximately $32.0 million. During the first quarter of 2009, we sold investments in mutual funds totaling $10.7 million. Non-operating cash outflows for the first quarter of 2008 included capital asset expenditures of approximately $65 million, including $46 million for new center developments and relocations, and $19 million for maintenance and information technology. We also spent an additional $6 million for acquisitions. We also repurchased 0.7 million shares of our common stock for approximately $32.5 million in the first quarter of 2008.

During the first quarter of 2009, we acquired seven dialysis centers, opened 18 new dialysis centers, closed one center, merged the operations of one center into another existing center, divested majority ownership interests in three centers while retaining a noncontrolling interest in each one and acquired noncontrolling interests in three additional centers in which we also provide management and administrative services. During the first quarter of 2008, we acquired four centers, opened 27 new dialysis centers, closed one center, and provided management and administrative services to one additional center.

We currently expect to spend approximately $100 million for capital asset expenditures in 2009 related to routine maintenance items and information technology equipment. We also expect to spend $250 million for new center development, relocations and center acquisitions in 2009, depending upon the availability of certain projects and sufficient project returns. We expect to generate approximately $550 million to $600 million of operating cash flow in 2009. Our actual expenditures for growth and cash flows in 2009 could vary significantly from these expected amounts.

During the first quarter of 2009 we made a mandatory principal payment of approximately $13.1 million on the term loan A.

During the first three months of 2009, we repurchased a total of 744,400 shares of our common stock for $32.0 million, or an average price of $43.01 per share, pursuant to previously announced authorizations by the Board of Directors. We have not repurchased any additional shares of our common stock subsequent to the first quarter of 2009. As a result of these transactions, the total outstanding authorization for share repurchases is currently $121.5 million. This stock repurchase program has no expiration date.

As of March 31, 2009, we maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $687 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.62% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2009 through 2010 and require quarterly interest payments. During the three months ended March 31, 2009, we accrued net charges of $4.5 million from these swaps which is included in debt expense. As of March 31, 2009, the total fair value of these swaps was a liability of $21.0 million. During the three months ended March 31, 2009, we recorded $2.4 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of March 31, 2009, the interest rates were economically fixed on approximately 36% of our variable rate debt and approximately 66% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 3.36%, based upon the current margins in effect of 1.50%, as of March 31, 2009.

Our overall average effective interest rate during the first quarter of 2009 and as of March 31, 2009 was 5.04%.

As of March 31, 2009, we have undrawn revolving credit facilities totaling $250 million of which approximately $51 million was committed for outstanding letters of credit. In addition, we currently have undrawn revolving credit facilities totaling $5.0 million associated with several of our joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

We believe that we will have sufficient liquidity and operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, the adoption date of SFAS No. 123(R) and subsequent stock-based awards granted through March 31, 2009 and 2008, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the three months ended March 31, 2009, we granted 2.6 million stock-settled stock appreciation rights with a grant-date fair value of $31 million and a weighted-average expected life of approximately 3.5 years, and also granted 2,876 stock units with a grant-date fair value of $140,000 and a weighted-average expected life of approximately 0.27 years.

For the three months ended March 31, 2009 and 2008, we recognized $11.0 million and $9.5 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through March 31, 2009 and 2008 was $4.2 million and $3.6 million, respectively. As of March 31, 2009, there was $96.8 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.6 years.

During the three months ended March 31, 2009 and 2008, we received $8.0 million and $6.7 million, respectively, in cash proceeds from stock option exercises and $2.2 million and $2.6 million, respectively, in actual tax benefits upon the exercise of stock awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit as well as potential obligations associated with our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries in the form of put provisions. These put provisions, if exercised, would require us to purchase the third-party owners’

noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we used to estimate the fair value of the noncontrolling interests subject to these put provisions assumes either the higher of a liquidation value or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of the noncontrolling interests subject to these put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled in the future, which could vary significantly from our estimates. The estimated fair values of noncontrolling interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligation may be settled will vary depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests. The amount of noncontrolling interests subject to put provisions using a predetermined multiple of earnings and therefore not at fair value are immaterial. For additional information see Note 9 to the condensed consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several dialysis centers that are wholly-owned by third parties or centers in which we own a noncontrolling interest as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of March 31, 2009, reflecting changes that have occurred with our debt instruments during the first three months of 2009 (in millions):

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$60	$156	$2,608	$850	$3,674
Interest payments on senior and senior subordinated notes	61	243	213	92	609
Capital lease obligations	1	1	1	3	6
Operating leases	156	349	274	426	1,205

	$278	$749	$3,096	$1,371	$5,494

Potential cash requirements under existing commitments:
Letters of credit	$51	$—	$—	$—	$51
Noncontrolling interests subject to put provisions	127	62	71	30	290
Pay-fixed swaps potential obligations	13	8	—	—	21
Working capital advances to noncontrolling-owned centers and third-party-owned centers and clinics under management and administrative services agreements	13	—	—	—	13

	$204	$70	$71	$30	$375

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of March 31, 2009 bear interest at LIBOR plus margins of 1.50%. The term loan A and the revolving line of credit is adjustable depending upon our achievement of certain financial ratios. At March 31, 2009, our senior secured credit facilities had an overall effective weighted average interest rate of 3.36% including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions including the credit and capital markets, as well as changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $64 million of interest over the next twelve months.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of March 31, 2009, and represent the estimated potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with an Alliance and Product Supply Agreement. Our total expenditures for the three months ended March 31, 2009 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Alliance and Product Supply Agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $13 million of existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant New Accounting Standards

On January 1, 2009 we adopted SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin, No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This standard also specifies that consolidated net income attributable to the parent and to noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The adoption of this standard did not have a material impact on our consolidated financial statements, however, it did change the presentation of minority interests in our consolidated financial statements. In conjunction with adopting this standard, we implemented the classification and measurement of minority interests (noncontrolling interests) guidance provided by SEC Topic No D-98 Classification and Measurement of Redeemable Securities (D-98). Under the provisions of D-98, we are required to classify securities with redemption features that are not solely within our control such as our noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these noncontrolling interests at fair value. See Note 9 to the condensed consolidated financial statements for further details.

On January 1, 2009 we adopted SFAS No. 141(R) Business Combinations, which replaces SFAS No. 141 Business Combinations. This standard requires all business combinations consummated after January 1, 2009 to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interests in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6 Elements of Financial Statements. Transaction costs are excluded from the acquisition cost and are expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and is classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2009 we adopted SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard encourages but does not require comparative disclosures for earlier periods at the initial adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2008 the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets and amends FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement in variable interest entities and certain special purpose entities. Because FSP 140-4 and FIN 46(R)-8 impact disclosures and not the accounting treatment for transfers of financial assets and interests in variable interest entities, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact the Company’s financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates, as of March 31, 2009.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2009	2010	2011	2012	2013	2014
	(dollars in millions)
Long term debt:
Fixed rate	$3	$1	$1	$1	$901	$1	$852	$1,760	6.87%	$1,697
Variable rate	$58	$89	$66	$1,706	$1	$—	$—	$1,920	3.36%	$1,767

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2009	2010	2011	2012	2013
	(dollars in millions)
Swaps:
Pay-fixed rate	$687	$298	$389	$—	$—	$—	3.88% to 4.70%	LIBOR	$(21.0)

Our Senior Secured Credit Facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our Senior Secured Credit Facilities, which totaled approximately $1.2 billion as of March 31, 2009, will have a negative impact on our overall earnings.

As of March 31, 2009, we maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $687 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in a weighted average effective interest rate of 5.62% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2009 through 2010 and require quarterly interest payments. During the three months ended March 31, 2009, we accrued net charges of $4.5 million from these swaps which is included in debt expense. As of March 31, 2009, the total fair value of these swaps was a liability of $21.0 million. During the three months ended March 31, 2009, we recorded $2.4 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of March 31, 2009, the interest rates were economically fixed on approximately 36% of our variable rate debt and approximately 66% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 3.36%, based upon the current margins in effect of 1.50%, as of March 31, 2009.

Our overall average effective interest rate during the first quarter of 2009 and as of March 31, 2009 was 5.04%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis and related lab services revenues for the three months ended March 31, 2009 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors, and payors are aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some payors, our centers are designated as out-of-network providers. Out-of-network rates are on average higher than in network rates. Commercial payors may restructure their benefit designs to create disincentives for patients to remain with out-of-network providers or may decrease payment rates for out-of-network providers. We, along with others in the kidney care community, are resisting such activity through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis and related lab services revenues for the three months ended March 31, 2009 was generated from patients who have Medicare as their primary payor. Currently, the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Other services and certain pharmaceuticals, including EPO, vitamin D analogs and iron supplements, are separately billed.

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. This legislation provides for an increase in the composite rate of 1% which went into effect on January 1, 2009 and an additional 1% which will go into effect on January 1, 2010. In addition, this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set 2% below the payment rate that providers would have received under the historical fee for service payment methodology. Beginning in 2012, the new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less 1% of such index. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

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

Approximately 4% of our dialysis and related lab services revenues for the three months ended March 31, 2009, was generated from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients that are unable to satisfy the eligibility requirements, including undocumented patients living in the U.S. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or changes in rules and regulations impacting EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis and related lab services revenues for the three months ended March 31, 2009, with EPO accounting for approximately 20% of our dialysis and related lab services revenues. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians resulting in lower pharmaceutical intensities. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing and the use and marketing of alternatives to EPO could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time during the term of our agreement with Amgen. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreement with Amgen for EPO includes potential rebates which depend upon the achievement of certain criteria, we cannot predict whether we will continue to receive the rebates for EPO that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Our agreement with Amgen provides for specific rebates off of list price based on a combination of factors, including process improvement and data submission. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include our ability to develop and implement certain process improvements and track certain data elements. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

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

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri and the U.S. Attorney’s Office for the Eastern District of Texas. We are cooperating with the U.S. Attorney’s Offices with respect to each of the subpoenas and producing the requested records. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. See Note 6 to condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other erythropoesis-stimulating agents, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding pharmaceutical utilization and reimbursement. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s Office for the Northern District of Georgia relates to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit, EPO and other related matters. The subpoena from the U.S. Attorney’s Office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. The subpoena from the Office of Inspector General in Houston, Texas requests records relating to EPO claims submitted to Medicare. In addition, in February 2008 the Attorney General’s Office for the State of Nevada notified us that Nevada Medicaid intends to conduct audits of ESRD dialysis providers in Nevada relating to the billing of pharmaceuticals, including EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows. See Note 6 to the condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

Because of regulatory considerations unique to New York, all of our dialysis operations in New York are conducted by privately-owned companies to which we provide a broad range of administrative services. These operations accounted for approximately 3% of our dialysis and related lab services revenues for the three months ended March 31, 2009. In 2007, changes to New York law were adopted that will permit us to hold licenses to conduct dialysis business directly, but until these changes are implemented and these operating licenses are transferred to us, we can give no assurances that these arrangements will not be challenged.

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

As of March 31, 2009, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis and related lab services revenues. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis revenue and related refund liabilities that we recognize and if we are unable to accurately estimate our revenue and related refund liabilities, it could impact the timing of our revenue recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for approximately 114,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include infusion therapy services, pharmacy services, vascular access services, disease management services, physician services, ESRD clinical research programs and ESRD special need plans. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. For example, during 2008 and 2007, our VillageHealth and pharmacy initiatives generated net operating losses and are expected to generate net operating losses into 2009. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off of our investment in one or more of these activities.

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

The current economic recession in the United States and the worldwide economic slowdown, could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. The potential increase in job losses in the United States which may occur in the near future if the economy continues to decline could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, slow down in collections and a reduction in the amounts we expect to collect. In addition, if the current turmoil in the financial markets continues, the variable interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of March 31, 2009, we had approximately $1.9 billion outstanding borrowings under the Senior Secured Credit Facilities, which bears interest at a variable rate. Approximately $0.7 billion of our outstanding debt is subject to interest rate swaps which have the economic effect of fixing the interest rate on an equivalent portion of our debt. The remaining variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of 2.03% at March 31, 2009. In addition, we have approximately $199 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate plus an interest rate margin of 1.50%. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities would reduce net income by approximately $5.6 million, for a twelve month period given our current interest rates in effect at March 31, 2009. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

Our alliance and product supply agreement with Gambro Renal Products obligates us to purchase dialyzers and certain other products from Gambro Renal Products. These obligations may limit our ability to realize future cost savings in regard to the products covered by this agreement. For the three months ended March 31, 2009, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Upgrades to our billing and collections systems and complications associated with upgrades and other improvements to our billing and collections systems could have a material adverse effect on our revenues, cash flows and operating results.

We are continuously performing upgrades to our billing systems and expect to continue to do so during the remainder of 2009. In addition, we continuously work to improve our billing and collections performance through process upgrades, organizational changes and other improvements. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of these changes, including a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. These changes could also have an adverse impact on the claims review required by the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, described below. The failure to successfully implement the upgrades to the billing and collection systems and other improvements could have a material adverse effect on our revenues, cash flows and operating results.

If DVA Renal Healthcare does not comply with the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, or DVA Renal Healthcare otherwise has failed or fails to comply with government regulations applicable to its operations, we could be subject to additional penalties and otherwise may be materially harmed.

In 2004, Gambro Healthcare entered into a settlement agreement with the Department of Justice and certain agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. If DVA Renal Healthcare (formerly Gambro Healthcare) does not comply with the terms of the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, or otherwise has failed or fails to comply with the extensive federal, state and local government regulations applicable to its operations, we could be subject to additional penalties, including monetary penalties or exclusion from participation in government programs, and otherwise may be materially harmed. The costs associated with compliance with the corporate integrity agreement and cooperation with the government are substantial and may increase. In addition, as a result of the settlement agreement, some commercial payors and other third parties have initiated legal proceedings against DVA Renal Healthcare related to the billing practices and other matters covered by the settlement agreement and we could be subject to similar claims in the future.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Fresenius Medical Care, Baxter Healthcare Corporation, NxStage and others or to which we have committed obligations to make purchases including Gambro Renal Products. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. For example, in February 2008, Baxter Healthcare Corporation proceeded with a recall and ceased further sales of heparin, a pharmaceutical used in the treatment of dialysis patients. As a result of the recall, there is only one remaining supplier of heparin and the cost to purchase heparin has significantly increased. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. An affiliate of Fresenius Medical Care acquired this sole remaining provider of heparin for the U.S. dialysis market. This could negatively impact our access to and pricing for this critical product. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2009, these cash bonuses would total approximately $174 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2009	—	$—	—	$153.5
February 1-28, 2009	—	—	—	153.5
March 1-31, 2009	744,400	43.01	744,400	121.5

Total	744,400	$43.01	744,400

(1)

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. We have not repurchased any additional shares of our common stock subsequent to the first quarter of 2009.

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
10.1	Amendment to Employment Agreement with Joseph Mello, effective December 12, 2008. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger
Vice President and Controller*

Date: May 6, 2009

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	Amendment to Employment Agreement with Joseph Mello, effective December 12, 2008. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.