Form 10-Q
period 2009-06-30
DAVITA INC
filed 2009-08-07
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

June 30, 2009

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

As of July 31, 2009, the number of shares of the Registrant’s common stock outstanding was approximately 104.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.2 billion.

DAVITA INC.

Note: Items 3 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net operating revenues	$1,519,041	$1,407,304	$2,966,681	$2,752,028
Operating expenses and charges:
Patient care costs	1,051,879	973,286	2,057,765	1,903,495
General and administrative	132,166	125,199	259,439	245,964
Depreciation and amortization	58,185	52,892	115,308	105,703
Provision for uncollectible accounts	41,233	37,497	77,969	72,128
Equity investment (income) loss	(376)	(4)	(358)	523

Total operating expenses and charges	1,283,087	1,188,870	2,510,123	2,327,813

Operating income	235,954	218,434	456,558	424,215
Debt expense	(47,088)	(55,320)	(95,389)	(114,386)
Other income	1,273	2,987	2,027	7,850

Income before income taxes	190,139	166,101	363,196	317,679
Income tax expense	70,507	58,273	135,290	113,843

Net income	119,632	107,828	227,906	203,836
Less: Net income attributable to noncontrolling interests	(13,813)	(12,877)	(25,876)	(21,951)

Net income attributable to DaVita Inc.	$105,819	$94,951	$202,030	$181,885

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$1.02	$0.91	$1.95	$1.71

Diluted earnings per share attributable to DaVita Inc.	$1.02	$0.90	$1.94	$1.70

Weighted average shares for earnings per share:
Basic	103,705,683	104,814,817	103,791,579	106,082,024

Diluted	103,925,843	105,617,173	104,166,964	106,927,556

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$544,113	$410,881
Short-term investments	19,109	35,532
Accounts receivable, less allowance of $222,067 and $211,222	1,128,330	1,075,457
Inventories	65,354	84,174
Other receivables	226,931	239,165
Other current assets	37,851	33,761
Income tax receivable	—	32,130
Deferred income taxes	211,709	217,196

Total current assets	2,233,397	2,128,296
Property and equipment, net	1,075,349	1,048,075
Amortizable intangibles, net	148,923	160,521
Investments in third-party dialysis businesses	24,144	19,274
Long-term investments	6,827	5,656
Other long-term assets	44,104	47,330
Goodwill	3,908,290	3,876,931

	$7,441,034	$7,286,083

LIABILITIES AND EQUITY
Accounts payable	$230,576	$282,883
Other liabilities	453,048	495,239
Accrued compensation and benefits	329,517	312,216
Current portion of long-term debt	92,290	72,725
Income taxes payable	3,409	—

Total current liabilities	1,108,840	1,163,063
Long-term debt	3,579,417	3,622,421
Other long-term liabilities	100,209	101,442
Alliance and product supply agreement, net	33,312	35,977
Deferred income taxes	274,303	244,884

Total liabilities	5,096,081	5,167,787
Commitments and contingencies
Noncontrolling interests subject to put provisions	288,458	291,397
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 103,989,672 and 103,753,673 shares outstanding)	135	135
Additional paid-in capital	620,259	584,358
Retained earnings	2,091,480	1,889,450
Treasury stock, at cost (30,872,611 and 31,108,610 shares)	(701,783)	(691,857)
Accumulated other comprehensive loss	(10,033)	(14,339)

Total DaVita Inc. shareholders’ equity	2,000,058	1,767,747
Noncontrolling interests not subject to put provisions	56,437	59,152

Total equity	2,056,495	1,826,899

	$7,441,034	$7,286,083

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$227,906	$203,836
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115,308	105,703
Stock-based compensation expense	22,412	19,216
Tax benefits from stock award exercises	9,974	5,264
Excess tax benefits from stock award exercises	(7,591)	(3,055)
Deferred income taxes	30,006	17,171
Equity investment (income) loss	(358)	523
Loss on disposal of assets	4,813	4,462
Non-cash debt and non-cash rent charges	6,567	6,953
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(54,073)	(119,996)
Inventories	19,044	(301)
Other receivables and other current assets	4,026	(12,493)
Other long-term assets	3,324	(10,344)
Accounts payable	(51,960)	(18,255)
Accrued compensation and benefits	37,077	4,091
Other current liabilities	(42,359)	58,078
Income taxes	35,535	(10,074)
Other long-term liabilities	(13,019)	4,178

Net cash provided by operating activities	346,632	254,957

Cash flows from investing activities:
Additions of property and equipment, net	(138,205)	(145,007)
Acquisitions	(43,314)	(46,763)
Proceeds from asset sales	5,784	125
Purchase of investments available for sale	(1,429)	(1,352)
Purchase of investments held-to-maturity	(15,193)	(15,777)
Proceeds from sale of investments available for sale	16,537	5,321
Proceeds from maturities of investments held-to-maturity	15,620	15,462
Distributions received on equity investments	88	513
Purchase of intangible assets	(260)	(65)

Net cash used in investing activities	(160,372)	(187,543)

Cash flows from financing activities:
Borrowings	9,114,319	8,397,822
Payments on long-term debt	(9,136,951)	(8,397,476)
Deferred financing costs	(42)	(130)
Purchase of treasury stock	(32,016)	(169,673)
Excess tax benefits from stock award exercises	7,591	3,055
Stock award exercises and other share issuances, net	16,691	12,770
Distributions to noncontrolling interests	(29,895)	(29,423)
Contributions from noncontrolling interests	6,504	10,048
Proceeds from sales of additional noncontrolling interests	5,475	8,422
Purchases from noncontrolling interests	(4,704)	(22,889)

Net cash used in financing activities	(53,028)	(187,474)

Net increase (decrease) in cash and cash equivalents	133,232	(120,060)
Cash and cash equivalents at beginning of period	410,881	447,046

Cash and cash equivalents at end of period	$544,113	$326,986

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2007	$330,467	134,862	$135	$479,115	$1,515,290	(27,732)	$(487,744)	$(2,511)	$1,504,285	$48,178
Comprehensive income:
Net income.	30,401				374,160				374,160	16,759	$421,320
Unrealized losses on interest rate swaps, net of tax								(12,947)	(12,947)		(12,947)
Reclassification of net swap realized losses into net income, net of tax								2,590	2,590		2,590
Unrealized losses on investments, net of tax								(1,174)	(1,174)		(1,174)
Reclassification of net investment realized gains into net income, net of tax								(297)	(297)		(297)

Total comprehensive income											$409,492

Stock purchase shares issued				2,981		98	1,730		4,711
Stock unit shares issued				(2,670)		181	3,544		874
Stock options and SSARs exercised				12,278		1,133	23,328		35,606
Stock-based compensation expense				41,235					41,235
Excess tax benefits from stock awards exercised				8,165					8,165
Purchase of treasury stock						(4,789)	(232,715)		(232,715)
Distributions to noncontrolling interests	(40,016)									(19,341)
Contributions from noncontrolling interests	7,305									11,769
Sales of additional noncontrolling interests	9,389									1,993
Purchases from noncontrolling interests	(2,347)									(754)
Changes in fair value of noncontrolling interests	(43,254)			43,254					43,254
Other adjustments to noncontrolling interests	(548)									548

Balance at December 31, 2008	291,397	134,862	135	584,358	1,889,450	(31,109)	(691,857)	(14,339)	1,767,747	59,152
Comprehensive income:
Net income	18,341				202,030				202,030	7,535	227,906
Unrealized losses on interest rate swaps, net of tax								(1,197)	(1,197)		(1,197)
Reclassification of net swap realized losses into net income, net of tax								5,395	5,395		5,395
Unrealized gains on investments, net of tax								264	264		264
Reclassification of net investment realized gains into net income, net of tax								(156)	(156)		(156)

Total comprehensive income											$232,212

Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(740)		33	740
Stock options and SSARs exercised				(3,859)		840	18,963		15,104
Stock-based compensation expense				22,412					22,412
Excess tax benefits from stock awards exercised				7,816					7,816
Purchase of treasury stock						(744)	(32,016)		(32,016)
Distributions to noncontrolling interests	(19,273)									(10,622)
Contributions from noncontrolling interests	5,905									599
Sales of additional noncontrolling interests	4,620			(334)					(334)	1,189
Purchases from noncontrolling interests	(2,249)			(2,455)					(2,455)
Changes in fair value of noncontrolling interests	(10,926)			10,926					10,926
Other adjustments to noncontrolling interests	643									(1,416)

Balance at June 30, 2009	$288,458	134,862	$135	$620,259	$2,091,480	(30,873)	$(701,783)	$(10,033)	$2,000,058	$56,437

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Prior year balances and amounts have been classified to conform to the current year presentation.

2.	Significant new accounting policies

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard and the Codification will not have any impact on the Company’s financial statements.

On May 28, 2009, the FASB issued SFAS No. 165 Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard does not apply to subsequent events or transactions that are within the scope of other applicable principles of GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This standard is effective for interim and annual periods ending after June 15, 2009. In accordance with this standard, the Company has evaluated subsequent events through August 6, 2009, which is the date these condensed financial statements were issued.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

On January 1, 2009 the Company adopted SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This standard also specifies that consolidated net income attributable to the parent and to noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. Previously the Company had reported minority interests (noncontrolling interests) as a reduction to operating income. In addition, this standard specifies that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The adoption of this standard did not have a material impact on our consolidated financial statements; however, it did change the presentation of minority interests in our consolidated financial statements. In conjunction with adopting this standard, the Company implemented the classification and measurement of noncontrolling interests guidance provided by SEC Topic No. D-98 Classification and Measurement of Redeemable Securities (D-98). Under the provisions of D-98, the Company is required to classify securities with redemption features that are not solely within the Company’s control such as its noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these noncontrolling interests at fair value. See Note 9 to the condensed consolidated financial statements for further details. The provisions of these standards have been applied retrospectively for all prior periods presented.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(shares in thousands)
Basic:
Net income attributable to DaVita Inc.	$105,819	$94,951	$202,030	$181,885

Weighted average shares outstanding during the period	103,697	104,806	103,783	106,073
Vested stock units	9	9	9	9

Weighted average shares for basic earnings per share calculation	103,706	104,815	103,792	106,082

Basic net income per share attributable to DaVita Inc	$1.02	$0.91	$1.95	$1.71

Diluted:
Net income for diluted earnings per share calculation	$105,819	$94,951	$202,030	$181,885

Weighted average shares outstanding during the period	103,697	104,806	103,783	106,073
Vested stock units	9	9	9	9
Assumed incremental shares from stock plans	220	802	375	846

Weighted average shares for diluted earnings per share calculation	103,926	105,617	104,167	106,928

Diluted net income per share attributable to DaVita Inc.	$1.02	$0.90	$1.94	$1.70

Shares subject to anti-dilutive awards excluded from calculation (1)	14,296	10,593	13,585	10,691

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

4.	Stock-based compensation and other common stock transactions

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, the adoption date of SFAS No. 123(R) and subsequent stock-based awards granted through June 30, 2009 and 2008, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the first six months of 2009, the Company granted 3,692 stock-settled stock appreciation rights with a grant-date fair value of $43,922 and a weighted-average expected life of approximately 3.5 years, and also granted 11 stock units with a grant-date fair value of $506 and a weighted-average expected life of approximately 0.7 years.

For the six months ended June 30, 2009 and 2008, the Company recognized $22,412 and $19,216, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through June 30, 2009

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

and 2008 was $8,504 and $7,260, respectively. As of June 30, 2009, there was $96,129 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2009 and 2008, the Company received $15,104 and $9,950, respectively, in cash proceeds from stock option exercises and $9,974 and $5,264, respectively, in actual tax benefits upon the exercise of stock awards.

During the first three months of 2009, the Company repurchased a total of 744 shares of its common stock for $32,016 or an average price of $43.01 per share, pursuant to previously announced authorizations by the Board of Directors. The Company did not repurchase any additional shares of its common stock during the second quarter of 2009 and has not repurchased any additional shares of its common stock through August 6, 2009. As a result of these transactions, the total outstanding authorization for share repurchases is currently $121,500. This stock repurchase program has no expiration date.

5.	Long-term debt

Long-term debt was comprised of the following:

	June 30, 2009	December 31, 2008
Senior secured credit facilities:
Term loan A	$188,125	$214,375
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	19,078	15,266
Capital lease obligations	5,511	5,873

Total debt principal outstanding	3,668,589	3,691,389
Premium on the 6 5/8% senior notes	3,118	3,757

	3,671,707	3,695,146
Less current portion	(92,290)	(72,725)

	$3,579,417	$3,622,421

Scheduled maturities of long-term debt at June 30, 2009 are as follows:

2009 (remainder of the year)	$46,721
2010	90,621
2011	68,106
2012	1,707,833
2013	901,938
2014	934
Thereafter	852,436

During the first six months of 2009, the Company made mandatory principal payments totaling $26,250 on the term loan A.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

On January 1, 2009 the Company adopted SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard encourages, but does not require, comparative disclosures for earlier periods at the initial adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company has elected to provide comparative disclosures for the prior period presented.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are not held for trading or speculative purposes, and have the economic effect of converting portions of our variable rate debt to a fixed rate. These agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. These agreements do not contain credit-risk contingent features.

As of June 30, 2009, the Company maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $576,300. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.65% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. The Company estimates that approximately $13,638 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2009 will be classified into income over the next twelve months.

The following table summarizes our derivative instruments as of June 30, 2009 and December 31, 2008:

	Interest rate swap liabilities
	June 30, 2009		December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133	Balance sheet location	Fair value	Balance sheet location	Fair value
Current settlement of interest rate swap agreements	Other current liabilities	$2,707	Other current liabilities	$18

Interest rate swap agreements	Other long-term liabilities	15,039	Other long-term liabilities	21,886

Total		$17,746		$21,904

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the effects of our interest rate swap agreements for the six months ended June 30, 2009 and 2008:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements				Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives in SFAS No. 133 designated as cash flow hedges	2009	2008	2009	2008		2009	2008	2009	2008
Interest rate swap agreements	$(1,398)	$11,175	$(1,960)	$(5,240)	Debt expense	$(4,282)	$(2,658)	$(8,830)	$(1,370)
Tax (expense) benefit	544	(4,347)	763	2,038		1,666	1,034	3,435	533

Total	$(854)	$6,828	$(1,197)	$(3,202)		$(2,616)	$(1,624)	$(5,395)	$(837)

Total comprehensive income for the three and six months ended June 30, 2009 was $121,710 and $232,212, respectively, including an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation losses on interest rate swaps of $1,762 and $4,198 net of tax, respectively, and an increase to other comprehensive income for amounts reclassified into income net of unrealized valuation losses on investments of $316 and $108, net of tax, respectively.

Total comprehensive income for the three and six months ended June 30, 2008 was $116,417 and $201,296 including adjustments to other comprehensive income for valuation gains (losses) on interest rate swaps net of amounts reclassified into income of $8,452 and $(2,365), net of tax, respectively, and adjustments to other comprehensive income for unrealized losses on investments, net of amounts reclassified into income of $137 and $(175), net of tax, respectively.

As of June 30, 2009, the interest rates were economically fixed on approximately 36% of the Company’s variable rate debt and approximately 64% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 3.02%, based upon the current margins in effect of 1.50%, as of June 30, 2009.

The Company’s overall average effective interest rate during the second quarter of 2009 was 4.92% and as of June 30, 2009 was 4.87%.

As of June 30, 2009, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $48,000 was committed for outstanding letters of credit. In addition, the Company currently has undrawn revolving credit facilities totaling $3,000 associated with several of its joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

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

Inquiries by the Federal Government

In December 2008, the Company received a subpoena for documents from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and Epogen®, or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. The Company has been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and has been advised that this is a civil inquiry. On June 17, 2009, the Company learned that the allegations were made as part of a civil qui tam complaint filed by individuals and brought pursuant to the federal False Claims Act. The case remains under seal in the United States District Court for the Northern District of Georgia. The Company is cooperating with the inquiry and is producing the requested records. To the Company’s knowledge, no proceedings have been initiated by the federal government against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated, or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

In February 2007, the Company received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To the Company’s knowledge, no proceedings have been initiated by the federal government against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The Company’s investments consist of the following:

	June 30, 2009			December 31, 2008
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and U.S. treasury notes due within one year	$18,779	$—	$18,779	$19,355	$—	$19,355
Investments in mutual funds	—	7,157	7,157	—	21,833	21,833

	$18,779	$7,157	$25,936	$19,355	$21,833	$41,188

Short-term investments	$18,779	$330	$19,109	$19,355	$16,177	$35,532
Long-term investments	—	6,827	6,827	—	5,656	5,656

	$18,779	$7,157	$25,936	$19,355	$21,833	$41,188

The cost of the certificates of deposit and U.S. treasury notes at June 30, 2009 and December 31, 2008 approximates their fair value. As of June 30, 2009 and December 31, 2008, the available for sale investments included $1,380 and $1,558, respectively, of gross pre-tax unrealized losses. During the six months ended June 30, 2009, the Company recorded gross pre-tax unrealized gains of $432, or $264 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2009, the Company sold investments in mutual funds for net proceeds of $16,537, and recognized a pre-tax gain of $255, or $156 after tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$7,157	$7,157	$—	$—

Liabilities
Interest rate swap agreements	$17,746	$—	$17,746	$—

Temporary equity
Noncontrolling interests subject to put provisions	$288,458	$—	$—	$288,458

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

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (FSP), which amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures when a publicly traded company issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting ending after June 15, 2009.

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and benefits, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the condensed financial statements at June 30, 2009 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities totaled $1,894,000 as of June 30, 2009 and the fair value was $1,799,300 based upon quoted market prices. The fair value of the Company’s senior and senior subordinated notes was approximately $1,639,500 at June 30, 2009, based upon quoted market prices, as compared to the carrying amount of $1,750,000.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

9.	Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interest put to the Company, which is intended to approximate fair value. The methodology the Company used to estimate the fair value of the noncontrolling interests subject to these put provisions assumes either the higher of a liquidation value or an average multiple of earnings, historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions using a predetermined multiple of earnings and therefore not at fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a noncontrolling interest as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $13,200.

Certain consolidated joint ventures are contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments for which the classification and measurement requirements of SFAS No. 150 have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

10.	Income taxes

As of June 30, 2009, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $11,662, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $775 from the December 31, 2008 balance of $10,887 due to the addition of 2009 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2009, the Company had approximately $2,186 accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

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

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of operating segments. For internal management reporting, segment operations include direct segment operating expenses with the exception of stock-based compensation expense and equity investment gains (losses).

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment revenues:
Dialysis and related lab services (1)	$1,441,165	$1,351,646	$2,817,728	$2,647,957
Other – Ancillary services and strategic initiatives	77,876	55,658	148,953	104,071

Consolidated revenues	$1,519,041	$1,407,304	$2,966,681	$2,752,028

Segment operating margin (loss):
Dialysis and related lab services	$250,731	$237,693	$487,683	$466,260
Other – Ancillary services and strategic initiatives	(3,750)	(9,594)	(9,071)	(22,306)

Total segment margin	$246,981	$228,099	$478,612	$443,954
Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(11,403)	(9,669)	(22,412)	(19,216)
Equity investment income (loss)	376	4	358	(523)

Consolidated operating income	235,954	218,434	456,558	424,215
Debt expense	(47,088)	(55,320)	(95,389)	(114,386)
Other income	1,273	2,987	2,027	7,850

Consolidated income before income taxes	$190,139	$166,101	$363,196	$317,679

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a noncontrolling interest.

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2009 were $56,397 and $111,771, respectively, and were $1,788 and $3,537, respectively, for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2008 were $51,268 and $102,619, respectively, and were $1,624 and $3,084, respectively, for the ancillary services and strategic initiatives.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Summary of assets by segment is as follows:

	June 30, 2009	December 31, 2008
Segment assets
Dialysis and related lab services	$7,201,798	$7,031,550
Other – Ancillary services and strategic initiatives	239,236	254,533

Consolidated assets	$7,441,034	$7,286,083

For the three and six months ended June 30, 2009 the total amount of expenditures for property and equipment for the dialysis and related lab services were $64,094 and $136,452, respectively, and were $908 and $1,753, respectively, for the ancillary services and strategic initiatives.

For the three and six months ended June 30, 2008, the total amount of expenditures for property and equipment for the dialysis and related lab services were $79,782 and $143,522, respectively, and were $552 and $1,485, respectively, for the ancillary services and strategic initiatives.

12.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Net income attributable to DaVita Inc.	$105,819	$202,030

Decrease in paid-in capital for sales of noncontrolling interest in three and seven joint ventures, respectively	(159)	(334)
Decrease in paid-in capital for the purchase of a noncontrolling interest in two and three joint ventures, respectively	(1,660)	(2,455)

Net transfer from noncontrolling interests	(1,819)	(2,789)

Change from net income attributable to DaVita Inc. and transfers (to) from noncontrolling interests	$104,000	$199,241

13.	Variable interest entities

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R). This standard amends Interpretation No. 46(R) Consolidation of Variable Interest Entities and nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8 Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8) by eliminating the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and by requiring additional disclosures about an enterprise’s involvement in variable interest entities. This standard requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, this standard establishes guidance for determining whether an entity is a variable interest entity, requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

and circumstances occur such that the holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently in process of assessing the expected impact of this standard on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8. FSP FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets and amends FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement in variable interest entities and certain special purpose entities. Because FSP 140-4 and FIN 46(R)-8 impact disclosures and not the accounting treatment for transfers of financial assets and interests in variable interest entities, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact the Company’s financial condition or results of operations.

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

Total assets of these operating VIEs were approximately $13,000 and their liabilities to unrelated third parties were approximately $9,000 at June 30, 2009.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Income

For the three months ended June 30, 2009	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$99,102	$1,268,285	$256,664	$(105,010)	$1,519,041
Operating expenses	63,033	1,114,298	210,766	(105,010)	1,283,087

Operating income	36,069	153,987	45,898	—	235,954
Debt (expense)	(47,718)	(38,640)	(353)	39,623	(47,088)
Other income	40,716	—	180	(39,623)	1,273
Income tax expense	11,630	57,052	1,825	—	70,507
Equity earnings in subsidiaries	88,382	29,214	—	(117,596)	—

Net income	105,819	87,509	43,900	(117,596)	119,632
Less: Net income attributable to noncontrolling interests	—	—	—	(13,813)	(13,813)

Net income attributable to DaVita Inc.	$105,819	$87,509	$43,900	$(131,409)	$105,819

For the three months ended June 30, 2008
Net operating revenues	$62,562	$1,190,272	$224,800	$(70,330)	$1,407,304
Operating expenses	33,643	1,037,240	188,317	(70,330)	1,188,870

Operating income	28,919	153,032	36,483	—	218,434
Debt (expense)	(56,224)	(45,107)	(1,587)	47,598	(55,320)
Other income	50,445	—	140	(47,598)	2,987
Income tax expense	8,704	48,931	638	—	58,273
Equity earnings in subsidiaries	80,515	22,034	—	(102,549)	—

Net income	94,951	81,028	34,398	(102,549)	107,828
Less: Net income attributable to noncontrolling interests	—	—	—	(12,877)	(12,877)

Net income attributable to DaVita Inc.	$94,951	$81,028	$34,398	$(115,426)	$94,951

For the six months ended June 30, 2009
Net operating revenues	$191,925	$2,490,278	$489,032	$(204,554)	$2,966,681
Operating expenses	123,693	2,178,499	412,485	(204,554)	2,510,123

Operating income	68,232	311,779	76,547	—	456,558
Debt (expense)	(96,323)	(78,949)	(809)	80,692	(95,389)
Other income	82,453	—	266	(80,692)	2,027
Income tax expense	21,799	110,948	2,543	—	135,290
Equity earnings in subsidiaries	169,467	45,882	—	(215,349)	—

Net income	202,030	167,764	73,461	(215,349)	227,906
Less: Net income attributable to noncontrolling interests	—	—	—	(25,876)	(25,876)

Net income attributable to DaVita Inc.	$202,030	$167,764	$73,461	$(241,225)	$202,030

For the six months ended June 30, 2008
Net operating revenues	$178,418	$2,344,183	$422,651	$(193,224)	$2,752,028
Operating expenses	108,811	2,053,324	358,902	(193,224)	2,327,813

Operating income	69,607	290,859	63,749	—	424,215
Debt (expense)	(115,638)	(98,089)	(3,304)	102,645	(114,386)
Other income	110,179	—	316	(102,645)	7,850
Income tax expense	24,697	88,493	653	—	113,843
Equity earnings in subsidiaries	142,434	38,007	—	(180,441)	—

Net income	181,885	142,284	60,108	(180,441)	203,836
Less: Net income attributable to noncontrolling interests	—	—	—	(21,951)	(21,951)

Net income attributable to DaVita Inc.	$181,885	$142,284	$60,108	$(202,392)	$181,885

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of June 30, 2009	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$528,993	$—	$15,120	$—	$544,113
Accounts receivable, net	—	986,036	142,294	—	1,128,330
Other current assets	5,666	508,578	46,710	—	560,954

Total current assets	534,659	1,494,614	204,124	—	2,233,397
Property and equipment, net	12,839	879,481	183,029	—	1,075,349
Amortizable intangibles, net	35,144	108,373	5,406	—	148,923
Investments in subsidiaries	4,861,625	542,590	—	(5,404,215)	—
Receivables from subsidiaries	417,833	—	107,897	(525,730)	—
Other long-term assets and investments	14,451	19,639	40,985	—	75,075
Goodwill	—	3,603,354	304,936	—	3,908,290

Total assets	$5,876,551	$6,648,051	$846,377	$(5,929,945)	$7,441,034

Current liabilities	$141,313	$889,081	$78,446	$—	$1,108,840
Payables to parent	—	512,776	12,954	(525,730)	—
Long-term debt and other long-term liabilities	3,561,394	405,029	20,818	—	3,987,241
Noncontrolling interests subject to put provisions	173,786	—	—	114,672	288,458
Total DaVita Inc. shareholders’ equity	2,000,058	4,841,165	563,050	(5,404,215)	2,000,058
Noncontrolling interest not subject to put provisions	—	—	171,109	(114,672)	56,437

Total equity	2,000,058	4,841,165	734,159	(5,518,887)	2,056,495

Total liabilities and equity	$5,876,551	$6,648,051	$846,377	$(5,929,945)	$7,441,034

As of December 31, 2008
Cash and cash equivalents	$397,576	$—	$13,305	$—	$410,881
Accounts receivable, net	—	933,906	141,551	—	1,075,457
Other current assets	22,112	573,070	46,776	—	641,958

Total current assets	419,688	1,506,976	201,632	—	2,128,296
Property and equipment, net	15,175	864,725	168,175	—	1,048,075
Amortizable intangibles, net	39,990	114,237	6,294	—	160,521
Investments in subsidiaries	4,866,399	464,377	—	(5,330,776)	—
Receivables from subsidiaries	320,338	—	90,754	(411,092)	—
Other long-term assets and investments	13,320	14,815	44,125	—	72,260
Goodwill	—	3,571,669	305,262	—	3,876,931

Total assets	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

Current liabilities	$106,370	$990,024	$66,669	$—	$1,163,063
Payables to parent	—	386,460	24,632	(411,092)	—
Long-term debt and other long-term liabilities	3,616,082	368,774	19,868	—	4,004,724
Noncontrolling interests subject to put provisions	184,711	—	—	106,686	291,397
Total DaVita Inc. shareholders’ equity	1,767,747	4,791,541	539,235	(5,330,776)	1,767,747
Noncontrolling interest not subject to put provisions	—	—	165,838	(106,686)	59,152

Total equity	1,767,747	4,791,541	705,073	(5,437,462)	1,826,899

Total liabilities and equity	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2009	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$202,030	$167,764	$73,461	$(215,349)	$227,906
Changes in operating assets and liabilities and non-cash items included in net income	(420,846)	315,455	8,768	215,349	118,726

Net cash (used in) provided by operating activities	(218,816)	483,219	82,229	—	346,632

Cash flows from investing activities:
Additions of property and equipment, net	(517)	(105,493)	(32,195)	—	(138,205)
Acquisitions	—	(43,314)	—	—	(43,314)
Proceeds from asset sales	—	5,784	—	—	5,784
Proceeds from investment sales and other items	15,108	255	—	—	15,363

Net cash provided by (used in) investing activities	14,591	(142,768)	(32,195)	—	(160,372)

Cash flows from financing activities:
Long-term debt, net	(26,082)	(619)	4,069	—	(22,632)
Intercompany borrowing	369,458	(340,603)	(28,855)	—	—
Other items	(7,734)	771	(23,433)	—	(30,396)

Net cash provided by (used in) financing activities	335,642	(340,451)	(48,219)	—	(53,028)

Net increase in cash and cash equivalents	131,417	—	1,815	—	133,232
Cash and cash equivalents at beginning of period	397,576	—	13,305	—	410,881

Cash and cash equivalents at end of period	$528,993	$—	$15,120	$—	$544,113

For the six months ended June 30, 2008
Cash flows from operating activities:
Net income	$181,885	$142,284	$60,108	$(180,441)	$203,836
Changes in operating assets and liabilities and non-cash items included in net income	(291,681)	265,377	(103,016)	180,441	51,121

Net cash (used in) provided by operating activities	(109,796)	407,661	(42,908)	—	254,957

Cash flows from investing activities:
Additions of property and equipment, net	(704)	(121,004)	(23,299)	—	(145,007)
Acquisitions	(37)	(37,510)	(9,216)	—	(46,763)
Proceeds from asset sales	—	125	—	—	125
Proceeds from investment sales and other items	3,969	(46,766)	46,899	—	4,102

Net cash provided by (used in) investing activities	3,228	(205,155)	14,384	—	(187,543)

Cash flows from financing activities:
Long-term debt, net	(2,708)	(346)	3,400	—	346
Intercompany borrowing	138,464	(187,693)	49,229	—	—
Other items	(153,978)	(14,467)	(19,375)	—	(187,820)

Net cash (used in) provided by financing activities	(18,222)	(202,506)	33,254	—	(187,474)

Net (decrease) increase in cash and cash equivalents	(124,790)	—	4,730	—	(120,060)
Cash and cash equivalents at beginning of period	443,157	—	3,889	—	447,046

Cash and cash equivalents at end of period	$318,367	$—	$8,619	$—	$326,986

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our consolidated operating results for the second quarter of 2009 compared with the prior sequential quarter and the same quarter of 2008 as well as the six months ended June 30, 2009 compared to the same periods of 2008 were as follows:

Continuing Operations	Quarter ended						Six months ended
	June 30, 2009		March 31, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	(dollar amounts rounded to nearest million)
Net operating revenues	$1,519	100%	$1,448	100%	$1,407	100%	$2,967	100%	$2,752	100%

Operating expenses and charges:
Patient care costs	1,052	69%	1,006	70%	973	69%	2,058	69%	1,903	69%
General and administrative	132	9%	127	9%	125	9%	259	9%	246	9%
Depreciation and amortization	58	4%	57	4%	53	4%	115	4%	106	4%
Provision for uncollectible accounts	41	3%	37	3%	37	3%	78	3%	72	3%
Equity investment loss	—	—	—	—	—	—	—	—	1	—

Total operating expenses and charges	1,283	85%	1,227	85%	1,189	85%	2,510	85%	2,328	85%

Operating income	$236		$221	15%	$218		$457		$424

The following table summarizes consolidated net operating revenues:

	Three months ended			Six months ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
	(dollar amounts rounded to nearest million)
Dialysis and Related Lab Services	$1,441	$1,377	$1,351	$2,818	$2,648
Other – Ancillary Services and Strategic Initiatives	78	71	56	149	104

Consolidated net operating revenues	$1,519	$1,448	$1,407	$2,967	$2,752

The following table summarizes consolidated operating income:

	Three months ended			Six months ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
	(dollar amounts rounded to nearest million)
Dialysis and Related Lab Services	$251	$237	$238	$488	$466
Other – Ancillary Services and Strategic Initiatives loss	(4)	(5)	(10)	(9)	(22)

Total segment margin	247	232	228	479	444
Reconciling items:
Stock-based compensation	(11)	(11)	(10)	(22)	(19)
Equity investment loss	—	—	—	—	(1)

Consolidated net operating income	$236	$221	$218	$457	$424

Consolidated net operating revenues

Consolidated net operating revenues for the second quarter of 2009 increased by approximately $71 million, or approximately 4.9%, as compared to the first quarter of 2009. The increase in consolidated net operating revenues was primarily due to an increase in Dialysis and Related Lab Services net revenues of approximately

$64 million, principally due to an increase in the number of treatments as a result of additional treatment days in the second quarter of 2009 and non-acquired treatment growth, as well as an increase in the average revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $7 million in the Ancillary Services and Strategic Initiatives net revenues primarily from growth in our pharmacy business.

Consolidated net operating revenues for the second quarter of 2009 increased by approximately $112 million, or approximately 7.9%, as compared to the second quarter of 2008. The increase in consolidated net operating revenues was primarily due to an increase in Dialysis and Related Lab Services net revenues of approximately $90 million, principally due to an increase in the number of treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, as well as an increase in the average revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $22 million in the Ancillary Services and Strategic Initiatives net revenues primarily from growth in our pharmacy business.

The increase in consolidated net operating revenues of approximately $215 million, or approximately 7.8%, for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to an increase in Dialysis and Related Lab Services’ net revenues of approximately $170 million, or 6.2%, which was primarily due to an increase in the number of dialysis treatments and an increase in the average dialysis revenue per treatment, with the balance of the increase in revenues of approximately $45 million, or 1.6%, from the Ancillary Services and Strategic Initiatives, primarily due to growth in our pharmacy business.

Consolidated operating income

Consolidated operating income for the second quarter of 2009 increased by approximately $15 million or approximately 7.0% as compared to the first quarter of 2009. The increase in consolidated operating income was primarily due to an increase in the Dialysis and Related Lab Services operating income, primarily due to increases in revenue, as described above, along with improved labor productivity, lower payroll taxes and lower operating losses in the Ancillary Services and Strategic Initiatives due to increases in revenue outpacing increases in operating expenses.

Consolidated operating income for the second quarter of 2009 increased by $18 million, or approximately 8.0%, as compared to the second quarter of 2008. The increase in consolidated operating income was primarily due to growth in revenue in the Dialysis and Related Lab Services outpacing increases in operating expenses, and lower operating losses in the Ancillary Services and Strategic Initiatives due to revenue growth primarily in our pharmacy, VillageHealth and clinical research businesses.

Consolidated operating income for the six months ended June 30, 2009 increased by $33 million, or approximately 7.6%, as compared to the same period in 2008. The increase in consolidated income was primarily due to the same factors as discussed above for the increase in the second quarter of 2009 as compared to the second quarter of 2008.

Operating segments

Dialysis and Related Lab Services

	Three months ended			Six months ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$1,441	$1,377	$1,351	$2,818	$2,648

Segment margin	$251	$237	$238	$488	$466

Dialysis treatments	4,228,179	4,082,439	4,018,763	8,310,617	7,953,540
Average dialysis treatments per treatment day	54,207	53,365	51,523	53,790	51,181
Average dialysis revenue per dialysis treatment (including the lab)	$340	$337	$336	339	$333

Net Operating Revenues

Dialysis and Related Lab Services’ net operating revenues for the second quarter of 2009 increased by approximately $64 million, or approximately 4.7%, as compared with the first quarter of 2009. The increase in net operating revenues was primarily due to an increase in the number of treatment days in the second quarter of 2009 and non-acquired treatment growth at existing and new centers, as well as an increase of approximately $3 in our average dialysis revenue per treatment. The increase in the average dialysis revenue per treatment was primarily due to an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by a seasonal decline in lab revenues due to the timing of annual testing and changes in the mix of our non-government payors.

Dialysis and Related Lab Services’ net operating revenues increased by approximately $90 million, or 6.6%, in the second quarter of 2009, as compared to the second quarter of 2008. The increase in net operating revenues in the second quarter of 2009 was principally due to an increase in the number of treatments of approximately 5.1%, an increase in the average dialysis revenue per treatment of approximately 1.3%, with the balance of the increase due to additional lab revenue and management fees. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to a 1% increase in the Medicare composite rate and increases in our non-government payment rates, partially offset by changes in the mix of our non-government payors and a decrease in the intensities of physician-prescribed pharmaceuticals.

Dialysis and Related Lab Services’ net operating revenues increased by approximately $170 million, or 6.4%, for the six months ended June 30, 2009, as compared to the same period in 2008. The increase in net operating revenues for the six months ended June 30, 2009 was principally due to an increase in the number of treatments of approximately 4.3%, and an increase in the average dialysis revenue per treatment of approximately 1.8%, with the balance of the increase due to additional lab revenue and management fees. The increase in the number of treatments as well as the increase in the average dialysis revenue per treatment were due to the same factors as discussed above for the increase in the second quarter of 2009 as compared to the second quarter of 2008.

Operating Expenses and Charges

Patient care costs. Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $2 in the second quarter of 2009, as compared to the first quarter of 2009. The increase in the per treatment costs was primarily attributable to an increase in the intensities of physician-prescribed pharmaceuticals and higher medical insurance costs, partially offset by lower labor costs and related payroll taxes as a result of improved productivity and lower operating costs at our dialysis centers due to the timing of certain expenses that occurred in the first quarter of 2009, and additional treatment days in the second quarter of 2009.

Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $3 in the second quarter of 2009 as compared to the second quarter of 2008. The increase in the per treatment costs was primarily attributable to higher labor and benefit costs and an increase in pharmaceutical costs, partially offset by a decrease in the intensities of physician-prescribed pharmaceuticals.

Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $4 for the six months ended June 30, 2009 as compared to the same period in 2008. The increase in the per treatment costs was primarily attributable to higher labor and benefit costs, an increase in pharmaceutical costs and an increase in the operating costs of our dialysis centers, partially offset by a decrease in the intensities of physician-prescribed pharmaceuticals.

General and administrative expenses. Dialysis and Related Lab Services’ general and administrative expenses for the second quarter of 2009 increased in absolute dollars by approximately $3.4 million from the first quarter of 2009. The increase in the second quarter of 2009 compared to the first quarter of 2009 was primarily due to higher labor and benefit costs, partially offset by the timing of certain other expenditures that occurred in the first quarter of 2009. In absolute dollars, general and administrative expenses increased by approximately $6.3 million and $15.9 million in the second quarter of 2009 and for the six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increases were primarily due to higher labor and benefit costs as well as an increase in our professional fees for legal and compliance initiatives.

Depreciation and amortization. The increases in depreciation and amortization for Dialysis and Related Lab Services in the second quarter of 2009 as compared to the first quarter of 2009 and the second quarter of 2008 as well as for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, were all primarily due to growth through new center developments and expansions.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for Dialysis and Related Lab Services was 2.8% for the second quarter of 2009 as compared to 2.6% for the first quarter of 2009 and the second quarter of 2008. The increase in the provision for uncollectible accounts in the second quarter of 2009 was primarily to reflect a slowdown in the timing of payments from some of our non-government payors.

Operating income

Dialysis and Related Lab Services operating income for the second quarter of 2009 increased by approximately $14 million, as compared to the first quarter of 2009. The increase in operating income was primarily attributable to an increase in revenue as a result of additional treatment days in the second quarter of 2009 and non-acquired treatment growth, as well as an increase in the average dialysis revenue per treatment of approximately $3 primarily from an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by a seasonal decline in lab revenues due to the timing of annual testing and changes in the mix of our non-government payors. Operating income also increased as a result of improved labor productivity, lower payroll taxes and lower operating costs of our dialysis centers due to the timing of certain expenses that occurred in the first quarter of 2009.

Dialysis and Related Lab Services operating income for the second quarter of 2009 increased by approximately $13 million, as compared to the second quarter of 2008. The increase in operating income was primarily attributable to growth in revenue from additional treatments as a result of non-acquired treatment growth, as well as increases in our average dialysis revenue per treatment of approximately $4 primarily from a 1% increase in the Medicare composite rate and increases in our non-government payment rates, partially offset by changes in the mix of our non-government payors and a decrease in the intensities of physician-prescribed pharmaceuticals outpacing increases in operating expenses such as higher labor and benefit costs.

Dialysis and Related Lab Services operating income for the six months ended June 30, 2009 increased by approximately $22 million, as compared to the same period in 2008. The increase in operating income was primarily attributable to the same factors as discussed above for the increase in Dialysis and Related Lab

Services operating income for the second quarter of 2009 as compared to the second quarter of 2008, however, the increase was partially offset by higher operating costs at our dialysis centers primarily associated with general increases in rent, utilities and repairs and maintenance.

Other – Ancillary Services and Strategic Initiatives

	Three months ended			Six months ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(dollar amounts rounded to nearest million)
Revenues	$78	$71	$56	$149	$104

Segment loss	$(4)	$(5)	$(10)	$(9)	$(22)

Net operating revenues

The Ancillary Services and Strategic Initiatives net operating revenues for the second quarter of 2009 increased by approximately $7 million as compared to the first quarter of 2009. The increase was primarily due to revenue growth in our pharmacy business.

The increase in net operating revenues for the second quarter of 2009 of approximately $22 million, as compared to the second quarter of 2008, was primarily due to growth in our pharmacy business, VillageHealth demonstration projects and in our clinical research business.

The increase in net operating revenues for the six months ended June 30, 2009 of approximately $45 million, as compared to the same period in 2008, was primarily due to growth in our pharmacy, VillageHealth and clinical research businesses.

Operating expenses

Ancillary Services and Strategic Initiatives’ operating expenses for the second quarter of 2009 increased by approximately $6 million and $16 million as compared to the first quarter of 2009 and the second quarter of 2008, respectively, primarily due to volume growth associated with the pharmacy business and increases in labor and benefit costs.

Ancillary Services and Strategic Initiatives operating expenses for the six months ended June 30, 2009 increased by approximately $32 million as compared to the same period in 2008, primarily due to volume growth in our pharmacy business, higher labor costs, an increase in pharmaceutical costs and an increase in the VillageHealth claims reserves, partially offset by lower professional fees than were incurred in 2008 in connection with the VillageHealth special needs plans.

Operating loss

Ancillary and Strategic Initiatives operating losses for the second quarter of 2009 decreased by approximately $1 million and $6 million as compared to the first quarter of 2009, and the second quarter of 2008, respectively. The decreases in operating losses were primarily due to growth in revenues, primarily associated with our pharmacy business, outpacing increases in operating expenses, such as labor and benefit costs.

Ancillary Services and Strategic Initiatives operating losses for the six months ended June 30, 2009 decreased by approximately $13 million as compared to the same period of 2008, primarily as a result of the same factors as discussed above and in addition, benefited from lower general and administrative expenses including lower professional fees.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $11.4 million in the second quarter of 2009 was relatively flat compared to the first quarter of 2009 and increased by approximately $1.7 million compared to the second quarter of 2008. This increase resulted primarily from increases in both the grant-date fair value and aggregate quantity of grants that contributed expense to these respective periods. For the six months ended June 30, 2009, stock-based compensation increased by approximately $3.2 million as compared to the same period of 2008, primarily as a result of the same factors.

Other income. Other income for the second quarter of 2009 increased by approximately $0.5 million and decreased by approximately $1.7 million from the first quarter of 2009 and the second quarter of 2008, respectively. For the six months ended June 30, 2009, other income decreased by approximately $5.8 million as compared to the same period in 2008. The increase in other income in the second quarter of 2009 as compared to the first quarter of 2009 was primarily due to higher average cash balances. The decreases in other income in both the second quarter of 2009 and for the six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to lower interest rates, partially offset by higher average cash balances.

Debt expense. Debt expense of $47.1 million in the second quarter of 2009 decreased by approximately $1.2 million from the first quarter of 2009. The decrease was primarily due to an overall decrease in our effective interest rate as a result of lower notional amounts of fixed rate swap agreements that contained higher rates. The overall average effective interest rate for the second quarter of 2009 was 4.92%, as compared to 5.04% for the first quarter of 2009.

For the second quarter of 2009 and for the six months ended June 30, 2009, debt expense decreased by approximately $8.2 million and $19.0 million, respectively, as compared to the same periods in 2008. The decrease in both periods were primarily attributable to lower interest rates as a result of reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt and a decrease in our overall outstanding debt principal balances, mainly as a result of payments made on the Term Loan A.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $13.8 million for the second quarter of 2009, as compared to $12.1 million for the first quarter of 2009 and $12.9 million for the second quarter of 2008. For the six months ended June 30, 2009, net income attributable to noncontrolling interests was $25.9 million representing an increase of approximately $3.9 million as compared to the same period in 2008. The increases in noncontrolling interests in the second quarter of 2009, and for the six months ended June 30, 2009 was primarily due to an increase in the profitability of our joint ventures, as well as an increase in the number of joint ventures.

Accounts receivable

Our accounts receivable balances at June 30, 2009 and March 31, 2009 were $1,128 million and $1,089 million, respectively, which represented approximately 70 days of revenue in both periods, net of bad debt provision, which is consistent with our past and expected trends. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the second quarter of 2009 from the first quarter of 2009 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2009. We are narrowing our operating income guidance for 2009 to be in the range of $900-$930 million. Our operating cash flow guidance remains unchanged at a range of $550-$600 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or the structure of payments under the Medicare ESRD Program which result in lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. See “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 23 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2009 was $212 million, compared to $147 million during the second quarter of 2008. Non-operating cash outflows for the second quarter of 2009 included capital asset expenditures of $65 million, including $43 million for new center developments and relocations and $22 million for maintenance and information technology. We also spent an additional $3 million for acquisitions. During the second quarter of 2009, we sold investments in mutual funds totaling $5.9 million. Non-operating cash outflows for the second quarter of 2008 included capital asset expenditures of approximately $80 million, including $60 million for new center developments and relocations and $20 million for maintenance and information technology. We also spent an additional $41 million for acquisitions. We also repurchased 2.8 million shares of our common stock for approximately $137.2 million in the second quarter of 2008.

During the second quarter of 2009, we acquired two dialysis centers, opened 23 new dialysis centers, merged the operations of five centers into five existing centers and sold two centers. During the second quarter of 2008, we acquired six centers, opened 12 new dialysis centers, closed four centers, merged the operations of two centers into two other existing centers, and discontinued administrative services to one center.

Cash flow from operations for the six months ended June 30, 2009 was $347 million compared to $255 million for the six months ended June 30, 2008. Non-operating cash outflows for the first six months of 2009 included capital asset expenditures of $138 million, including $85 million for new center developments and relocations and $53 million for maintenance and information technology. We also spent an additional $43 million for acquisitions. We also repurchased 0.7 million shares of common stock for approximately $32.0 million. During the first six months of 2009 we sold investments in mutual funds totaling $16.5 million. Non-operating cash outflows for the first six months of 2008 included capital asset expenditures of approximately $145 million, including $106 million for new center developments and relocations and $39 million for maintenance and information technology. We also spent an additional $47 million for acquisitions. We also repurchased 3.5 million shares of our common stock for approximately $169.7 million in the first six months of 2008. During the six months ended June 30, 2008 we sold investments in mutual funds totaling $5.3 million.

For the six months ended June 30, 2009, we acquired nine dialysis centers, opened 41 new dialysis centers, closed one center, merged the operations of six centers into six existing centers, sold two centers, divested majority ownership interests in three centers while retaining a noncontrolling interest in each one and acquired noncontrolling interests in three additional centers in which we also provide management and administrative services. For the six months ended June 30, 2008, we acquired 10 centers, opened 39 new dialysis centers, closed four centers, merged the operations of three centers into three other existing centers, and discontinued administrative services to one third-party owned center, and provided administrative services to one additional center.

We currently expect to spend approximately $100 million for capital asset expenditures in 2009 related to routine maintenance items and information technology equipment. We also expect to spend $250 million for new center development, relocations and center acquisitions in 2009, depending upon the availability of projects and sufficient project returns. We expect to generate approximately $550 million to $600 million of operating cash flow in 2009. Our actual expenditures for growth and cash flows in 2009 could vary significantly from these expected amounts. We are engaged in efforts to improve our internal policies and procedures to accelerate the time it takes to identify and process overpayments received from payors which may result in the acceleration of refunds and recoupments. A significant acceleration in refunds and recoupments to payors could materially and adversely affect our operating cash flows.

During the first six months of 2009 we made mandatory principal payments of approximately $26.3 million on the term loan A.

During the first six months of 2009, we repurchased a total of 744,400 shares of our common stock for $32.0 million, or an average price of $43.01 per share, pursuant to previously announced authorizations by the Board of Directors. We did not repurchase any additional shares of our common stock during the second quarter of 2009 and have not repurchased any additional shares of our common stock through August 6, 2009. As a result of these transactions, the total outstanding authorization for share repurchases is currently $121.5 million. This stock repurchase program has no expiration date.

As of June 30, 2009, we maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $576 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.65% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. During the six months ended June 30, 2009, we accrued net charges of $8.8 million from these swaps which is included in debt expense. As of June 30, 2009, the total fair value of these swaps was a liability of $17.7 million. During the six months ended June 30, 2009, we recorded $4.2 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of June 30, 2009, the interest rates were economically fixed on approximately 36% of our variable rate debt and approximately 64% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 3.02%, based upon the current margins in effect of 1.50%, as of June 30, 2009.

Our overall average effective interest rate during the second quarter of 2009 was 4.92% and as of June 30, 2009 was 4.87%.

As of June 30, 2009, we have undrawn revolving credit facilities totaling $250 million of which approximately $48 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation

Under SFAS No. 123(R), stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the six months ended June 30, 2009 and 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, the adoption date of SFAS No. 123(R) and subsequent stock-based awards granted through June 30, 2009 and 2008, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2009, we granted 3.7 million stock-settled stock appreciation rights with a grant-date fair value of $43.9 million and a weighted-average expected life of approximately 3.5 years, and also granted 10,798 stock units with a grant-date fair value of $0.5 million and a weighted-average expected life of approximately 0.7 years.

For the six months ended June 30, 2009 and 2008, we recognized $22.4 million and $19.2 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through June 30, 2009 and 2008 was $8.5 million and $7.3 million, respectively. As of June 30, 2009, there was $96.1 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2009 and 2008, we received $15.1 million and $10.0 million, respectively, in cash proceeds from stock option exercises and $10.0 million and $5.3 million, respectively, in actual tax benefits upon the exercise of stock awards.

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

The following is a summary of these contractual obligations and commitments as of June 30, 2009, reflecting changes that have occurred with our debt instruments during the first and second quarter of 2009 (in millions):

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$46	$158	$2,608	$851	$3,663
Interest payments on senior and senior subordinated notes	61	243	213	92	609
Capital lease obligations	1	1	1	3	6
Operating leases	107	368	294	464	1,233

	$215	$770	$3,116	$1,410	$5,511

Potential cash requirements under existing commitments:
Letters of credit	$48	$—	$—	$—	$48
Noncontrolling interests subject to put provisions	126	78	54	30	288
Pay-fixed swaps potential obligations	9	9	—	—	18
Working capital advances to noncontrolling-owned centers and third-party-owned centers and clinics under management and administrative services agreements	13	—	—	—	13

	$196	$87	$54	$30	$367

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of June 30, 2009 bear interest at LIBOR plus margins of 1.50%. The term loan A and the revolving line of credit is adjustable depending upon our achievement of certain financial ratios. At June 30, 2009, our senior secured credit facilities had an overall effective weighted average interest rate of 3.02% including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions including the credit and capital markets, as well as changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $58 million of interest over the next twelve months.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of June 30, 2009, and represent the estimated potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with an Alliance and Product Supply Agreement. Our total expenditures for the six months ended June 30, 2009 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Alliance and Product Supply Agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $14 million of existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant New Accounting Standards

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard and the Codification will not have any impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R). This standard amends Interpretation No. 46(R) Consolidation of Variable Interest Entities and nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8 Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8) by eliminating the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and by requiring additional disclosures about an enterprise’s involvement in variable interest entities. This standard requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, this standard establishes guidance for determining whether an entity is a variable interest entity, requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We are currently in process of assessing the expected impact of this standard on our consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165 Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard does not apply to subsequent events or transactions that are within the scope of other applicable principles of GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This standard is effective for interim and annual periods ending after June 15, 2009. In accordance with this standard, we have evaluated subsequent events through August 6, 2009, which is the date these condensed financial statements were issued.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (FSP), which amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures when a publicly traded company issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting ending after June 15, 2009. See Note 8 to the condensed financial statements for further details.

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

On January 1, 2009 we adopted SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51 Consolidated Financial Statements. This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This standard also specifies that consolidated net income attributable to the parent and to noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. Previously we had reported minority interests (noncontrolling interests) as a reduction to operating income. In addition, this standard specifies that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The adoption of this standard did not have a material impact on our consolidated financial statements; however, it did change the presentation of minority interests in our consolidated financial statements. In conjunction with adopting this standard, we implemented the classification and measurement of noncontrolling interests guidance provided by SEC Topic No D-98 Classification and Measurement of Redeemable Securities (D-98). Under the provisions of D-98, we are required to classify securities with redemption features that are not solely within our control such as our noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these noncontrolling interests at fair value. See Note 9 to the condensed consolidated financial statements for further details.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates, as of June 30, 2009.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2009	2010	2011	2012	2013	2014
	(dollars in millions)
Long term debt:
Fixed rate	$2	$1	$1	$1	$901	$1	$853	$1,760	6.88%	$1,649
Variable rate	$45	$90	$67	$1,707	$—	$—	$—	$1,909	3.01%	$1,814

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2009	2010	2011	2012	2013
	(dollars in millions)
Swaps:
Pay-fixed rate	$576	$187	$389	$—	$—	$—	3.88% to 4.70%	LIBOR	$(17.7)

Our senior secured credit facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our senior secured credit facilities, which totaled approximately $1.3 billion as of June 30, 2009, will have a negative impact on our overall earnings.

As of June 30, 2009, we maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $576 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in a weighted average effective interest rate of 5.65% on the hedged portion of our senior secured credit facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. During the six months ended June 30, 2009, we accrued net charges of $8.8 million from these swaps which is included in debt expense. As of June 30, 2009, the total fair value of these swaps was a liability of $17.7 million. During the six months ended June 30, 2009 we recorded $4.2 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of June 30, 2009, the interest rates were economically fixed on approximately 36% of our variable rate debt and approximately 64% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the senior secured credit facilities was 3.02%, based upon the current margins in effect of 1.50%, as of June 30, 2009.

Our overall average effective interest rate during the second quarter of 2009 was 4.92% and as of June 30, 2009 was 4.87%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis and related lab services revenues for the six months ended June 30, 2009 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors, and payors are aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. We expect that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some commercial payors, our centers are designated as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. Commercial payors may restructure their benefits to create disincentives for patients to select or remain with out-of-network providers or may decrease payment rates for out-of-network providers. We, along with others in the kidney care community, are resisting attempts to limit access to out-of-network providers through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately one-half of our dialysis and related lab services revenues for the six months ended June 30, 2009 was generated from patients who have Medicare as their primary payor. Currently, the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, are separately billed.

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008 was passed by Congress. This legislation provides for an increase in the composite rate of 1% which went into effect on January 1, 2009 and an additional 1% which will go into effect on January 1, 2010. In addition, this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. The initial 2011 bundled rate will be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. The combined effect of these adjustments could result in a bundled rate that represents a greater than 2% reduction in the payment rate that we would have received for our services prior to bundling. Beginning in 2012, the new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less 1% of such index. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

We experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. The composite rate adjustment provided for in 2009 and 2010 will not be sufficient to compensate for the increases that we are likely to experience in operating costs that are subject to inflation. Because the bundled rates that will take effect in 2011 have not been set, we cannot predict whether we will be able to reduce our operating costs at a level that will offset any reduction in overall reimbursement for services we provide to Medicare patients. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement for services we provide to Medicare patients, it could have a material adverse effect on our revenues, earnings and cash flows.

In addition, ongoing public policy debates regarding healthcare reform and the extension of coverage to uninsured individuals has recently intensified. While we cannot predict whether the federal government will enact changes to the healthcare regulatory system in response to the current debate or the potential impact of any such changes, to the extent that any changes to the current healthcare regulatory system result in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

Changes in state Medicaid or other non-Medicare government programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 15% of our dialysis and related lab services revenues for the six months ended June 30, 2009, was generated from patients who have state Medicaid or other non-Medicare government programs as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to their related programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs. If state Medicaid or other non-Medicare government programs reduce the rates paid by these programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for coverage or adopt changes to the their payment structure which reduces our overall payments from these state Medicaid or non-Medicare government programs, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or changes in rules and regulations impacting EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis and related lab services revenues for the six months ended June 30, 2009, with EPO accounting for approximately 20% of our dialysis and related lab services revenues. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of EPO utilization and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD and continues to examine the issue. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians which has in the past and may in the future result in lower pharmaceutical intensities. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

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

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri and the U.S. Attorney’s Office for the Eastern District of Texas. We are cooperating with the U.S. Attorney’s Offices with respect to each of the subpoenas and producing the requested records. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. See Note 6 to condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark II physician self-referral prohibition and analogous state referral statutes, the federal False Claims Act, or FCA, and federal and state laws regarding the collection, use and disclosure of patient health information. The Medicare and Medicaid reimbursement rules related to claims submission, licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from any of these requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification and recoupments or voluntary repayments.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and the Stark II physician self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, recent amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We may be required to make significant investments in additional resources to accelerate the time it takes to identify and process overpayments which could require us to refund overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows.

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

•

Fines, damages or monetary penalties for anti-kickback law violations, Stark Law violations, FCA violations, civil or criminal liability based on violations of law, or other failures to meet regulatory requirements;

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

As of June 30, 2009, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis and related lab services revenues. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for approximately 116,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include infusion therapy services, pharmacy services, vascular access services, disease management services, physician services, ESRD clinical research programs and ESRD special need plans. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. For example, during 2008 and 2007, our VillageHealth and pharmacy initiatives generated net operating losses and are expected to generate net operating losses in 2009. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off of our investment in one or more of these activities.

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

Current economic conditions, including the current recession, as well as further disruptions in the financial markets could result in substantial declines in our revenues, earnings, cash flows and financial condition.

The current economic recession could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses in the United States as a result of current economic conditions could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, slow down in collections and a reduction in the amounts we expect to collect. In addition, if the current uncertainty in the financial markets continues, the variable interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of June 30, 2009, we had approximately $1.9 billion outstanding borrowings under the Senior

Secured Credit Facilities, which bears interest at a variable rate. Approximately $0.6 billion of our outstanding debt is subject to interest rate swaps which have the economic effect of fixing the interest rate on an equivalent portion of our debt. The remaining variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of 1.81% at June 30, 2009. In addition, we have approximately $202 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate plus an interest rate margin of 1.50%. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities would reduce net income by approximately $5.8 million, for a twelve month period given our current interest rates in effect at June 30, 2009. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

Our alliance and product supply agreement with Gambro Renal Products obligates us to purchase dialyzers and certain other products from Gambro Renal Products. These obligations may limit our ability to realize future cost savings in regard to the products covered by this agreement. For the six months ended June 30, 2009, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2009, these cash bonuses would total approximately $198 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2009	—	$—	—	$121.5
May 1-31, 2009	—	—	—	121.5
June 1-30, 2009	—	—	—	121.5

Total	—	$—	—

(1)

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. We did not repurchase any shares of our common stock during the second quarter of 2009 and have not repurchased any additional shares of our common stock through August 6, 2009.

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

Our Annual Meeting of Stockholders was held on June 15, 2009.

Proposal 1 submitted to our stockholders at the meeting was the election of directors. The following nominees to our Board of Directors were elected at the meeting with the number of votes cast for each director, against each director or withheld from each director set forth after the director’s respective name:

Name	Votes For	Votes Against	Abstentions
Charles G. Berg	78,645,456	10,400,555	69,558
Willard W. Brittain, Jr.	82,572,704	6,507,534	35,330
Paul J. Diaz	85,174,467	3,870,391	70,711
Peter T. Grauer	79,129,839	9,914,320	71,410
John M. Nehra	72,815,822	16,239,571	60,175
William L. Roper, M.D.	86,801,687	2,241,633	72,249
Kent J. Thiry	84,695,145	4,364,221	56,202
Roger J. Valine	73,128,245	15,951,840	35,483
Richard C. Vaughan	80,586,228	8,493,382	35,958

Proposal 2 submitted to our stockholders at the meeting was to vote on the amendment and restatement of the executive incentive plan. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
Amendment and restatement of the executive incentive plan	78,118,701	4,441,214	27,092

Proposal 3 submitted to our stockholders at the meeting was to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2009. Results of the voting were as follows:

	Votes For	Votes Against	Abstentions
To ratify the appointment of KPMG LLP as our independent registered public accounting firm	79,807,885	9,279,908	27,776

Items 3 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
10.1	DaVita Inc. Executive Incentive Plan (As Amended and Restated Effective January 1, 2009). *(1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. **

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on June 18, 2009 as an exhibit to the Company’s current report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger
Vice President and Controller*

Date: August 6, 2009

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	DaVita Inc. Executive Incentive Plan (As Amended and Restated Effective January 1, 2009). *(1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 6, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. **

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on June 18, 2009 as an exhibit to the Company’s current report on Form 8-K.