Form 10-Q
period 2009-09-30
DAVITA INC
filed 2009-11-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

September 30, 2009

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

As of October 30, 2009, the number of shares of the Registrant’s common stock outstanding was approximately 102.2 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.4 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net operating revenues	$1,573,915	$1,447,135	$4,540,596	$4,199,163
Operating expenses and charges:
Patient care costs	1,095,857	1,005,648	3,153,622	2,909,143
General and administrative	134,931	128,617	394,370	374,581
Depreciation and amortization	56,813	54,970	172,121	160,673
Provision for uncollectible accounts	42,021	37,305	119,990	109,433
Equity investment income	(708)	(1,177)	(1,066)	(654)

Total operating expenses and charges	1,328,914	1,225,363	3,839,037	3,553,176

Operating income	245,001	221,772	701,559	645,987
Debt expense	(45,535)	(54,505)	(140,924)	(168,891)
Other income	999	2,481	3,026	10,331

Income before income taxes	200,465	169,748	563,661	487,427
Income tax expense	74,195	62,010	209,485	175,853

Net income	126,270	107,738	354,176	311,574
Less: Net income attributable to noncontrolling interests	(15,340)	(13,828)	(41,216)	(35,779)

Net income attributable to DaVita Inc.	$110,930	$93,910	$312,960	$275,795

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$1.07	$0.90	$3.01	$2.61

Diluted earnings per share attributable to DaVita Inc.	$1.06	$0.89	$3.00	$2.59

Weighted average shares for earnings per share:
Basic	104,127,334	104,556,770	103,904,768	105,569,971

Diluted	104,607,318	105,577,823	104,315,019	106,421,184

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$581,680	$410,881
Short-term investments	20,680	35,532
Accounts receivable, less allowance of $225,931 and $211,222	1,142,861	1,075,457
Inventories	69,014	84,174
Other receivables	235,785	239,165
Other current assets	34,816	33,761
Income tax receivable	—	32,130
Deferred income taxes	223,697	217,196

Total current assets	2,308,533	2,128,296
Property and equipment, net	1,088,446	1,048,075
Amortizable intangibles, net	141,925	160,521
Investments in third-party dialysis businesses	24,011	19,274
Long-term investments	7,567	5,656
Other long-term assets	34,262	47,330
Goodwill	3,932,964	3,876,931

	$7,537,708	$7,286,083

LIABILITIES AND EQUITY
Accounts payable	$256,707	$282,883
Other liabilities	426,856	495,239
Accrued compensation and benefits	314,677	312,216
Current portion of long-term debt	100,677	72,725
Income taxes payable	14,592	—

Total current liabilities	1,113,509	1,163,063
Long-term debt	3,555,853	3,622,421
Other long-term liabilities	100,722	101,442
Alliance and product supply agreement, net	31,980	35,977
Deferred income taxes	304,675	244,884

Total liabilities	5,106,739	5,167,787
Commitments and contingencies
Noncontrolling interests subject to put provisions	292,636	291,397
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 103,232,774 and 103,753,673 shares outstanding)	135	135
Additional paid-in capital	638,253	584,358
Retained earnings	2,202,410	1,889,450
Treasury stock, at cost (31,629,509 and 31,108,610 shares)	(756,157)	(691,857)
Accumulated other comprehensive loss	(7,838)	(14,339)

Total DaVita Inc. shareholders’ equity	2,076,803	1,767,747
Noncontrolling interests not subject to put provisions	61,530	59,152

Total equity	2,138,333	1,826,899

	$7,537,708	$7,286,083

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$354,176	$311,574
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	172,121	160,673
Stock-based compensation expense	33,850	29,975
Tax benefits from stock award exercises	12,434	10,174
Excess tax benefits from stock award exercises	(8,115)	(5,054)
Deferred income taxes	45,417	56,157
Equity investment income	(1,066)	(654)
Loss on disposal of assets	7,826	9,688
Non-cash debt and non-cash rent charges	7,497	9,971
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(68,235)	(130,022)
Inventories	15,858	(1,248)
Other receivables and other current assets	(2,164)	(28,684)
Other long-term assets	5,641	(12,761)
Accounts payable	(58,995)	(12,800)
Accrued compensation and benefits	20,733	(11,752)
Other current liabilities	(68,383)	29,838
Income taxes	55,226	(3,086)
Other long-term liabilities	(9,702)	3,163

Net cash provided by operating activities	514,119	415,152

Cash flows from investing activities:
Additions of property and equipment	(205,653)	(223,851)
Acquisitions	(64,001)	(77,157)
Proceeds from asset sales	6,256	451
Purchase of investments available for sale	(1,737)	(1,695)
Purchase of investments held-to-maturity	(16,942)	(19,005)
Proceeds from sale of investments available for sale	16,537	5,323
Proceeds from maturities of investments held-to-maturity	16,123	18,728
Distributions received on equity investments	929	802
Purchase of intangible assets and other	(260)	(65)

Net cash used in investing activities	(248,748)	(296,469)

Cash flows from financing activities:
Borrowings	13,924,642	12,937,047
Payments on long-term debt	(13,961,667)	(12,938,297)
Deferred financing costs	(42)	(130)
Purchase of treasury stock	(61,223)	(169,673)
Excess tax benefits from stock award exercises	8,115	5,054
Stock award exercises and other share issuances, net	30,309	33,670
Distributions to noncontrolling interests	(46,888)	(43,391)
Contributions from noncontrolling interests	11,117	13,525
Proceeds from sales of additional noncontrolling interests	7,733	8,422
Purchases from noncontrolling interests	(6,668)	(24,009)

Net cash used in financing activities	(94,572)	(177,782)

Net increase (decrease) in cash and cash equivalents	170,799	(59,099)
Cash and cash equivalents at beginning of period	410,881	447,046

Cash and cash equivalents at end of period	$581,680	$387,947

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2007	$330,467	134,862	$135	$479,115	$1,515,290	(27,732)	$(487,744)	$(2,511)	$1,504,285	$48,178
Comprehensive income:
Net income.	30,401				374,160				374,160	16,759	$421,320
Unrealized losses on interest rate swaps, net of tax								(12,947)	(12,947)		(12,947)
Reclassification of net swap realized losses into net income, net of tax								2,590	2,590		2,590
Unrealized losses on investments, net of tax								(1,174)	(1,174)		(1,174)
Reclassification of net investment realized gains into net income, net of tax								(297)	(297)		(297)

Total comprehensive income											$409,492

Stock purchase shares issued				2,981		98	1,730		4,711
Stock unit shares issued				(2,670)		181	3,544		874
Stock options and SSARs exercised				12,278		1,133	23,328		35,606
Stock-based compensation expense				41,235					41,235
Excess tax benefits from stock awards exercised				8,165					8,165
Purchase of treasury stock						(4,789)	(232,715)		(232,715)
Distributions to noncontrolling interests	(40,016)									(19,341)
Contributions from noncontrolling interests	7,305									11,769
Sales and assumptions of additional noncontrolling interests	9,389									1,993
Purchases from noncontrolling interests	(2,347)									(754)
Changes in fair value of noncontrolling interests	(43,254)			43,254					43,254
Other adjustments to noncontrolling interests	(548)									548

Balance at December 31, 2008	291,397	134,862	135	584,358	1,889,450	(31,109)	(691,857)	(14,339)	1,767,747	59,152
Comprehensive income:
Net income	27,824				312,960				312,960	13,392	354,176
Unrealized losses on interest rate swaps, net of tax								(2,248)	(2,248)		(2,248)
Reclassification of net swap realized losses into net income, net of tax								8,114	8,114		8,114
Unrealized gains on investments, net of tax								791	791		791
Reclassification of net investment realized gains into net income, net of tax								(156)	(156)		(156)

Total comprehensive income											$360,677

Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(1,342)		59	1,342
Stock options and SSARs exercised				945		1,166	26,359		27,304
Stock-based compensation expense				33,850					33,850
Excess tax benefits from stock awards exercised				8,371					8,371
Purchase of treasury stock						(1,853)	(94,388)		(94,388)
Distributions to noncontrolling interests	(29,929)									(16,959)
Contributions from noncontrolling interests	8,653									2,575
Sales and assumptions of additional noncontrolling interests	12,022			(837)					(837)	4,115
Purchases from noncontrolling interests	(2,594)			(3,639)					(3,639)	(435)
Changes in fair value of noncontrolling interests	(14,750)			14,750					14,750
Other adjustments to noncontrolling interests	13			(338)					(338)	(310)

Balance at September 30, 2009	$292,636	134,862	$135	$638,253	$2,202,410	(31,630)	$(756,157)	$(7,838)	$2,076,803	$61,530

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through November 5, 2009, which is the date these condensed consolidated financial statements were issued.

2.	Significant new accounting policies

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

Effective January 1, 2009, the Company was required to treat noncontrolling interests as a separate component of equity, but apart from the Company’s equity, and not as a liability or other item outside of equity. The Company was also required to identify and present consolidated net income attributable to the Company and to noncontrolling interests on the face of the consolidated statement of income. Previously, the Company had reported minority interests (noncontrolling interests) as a reduction to operating income. In addition, changes in the Company’s ownership interest while it retains a controlling financial interest are required to be accounted for as equity transactions. The Company was also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and a schedule showing the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company. This change did not have a material impact on the Company’s consolidated financial statements; however, it did change the presentation of minority interests in the Company’s consolidated financial statements. In conjunction with adopting these requirements, the Company is required to classify securities with redemption features that are not solely within the Company’s control such as its noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

noncontrolling interests at fair value. See Note 9 to the condensed consolidated financial statements for further details. These presentation and disclosure requirements have been applied retrospectively for all prior periods presented.

All business combinations consummated after January 1, 2009 are required to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interests in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability. Transaction costs are excluded from the acquisition cost and are expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and is classified as either equity or a liability. A Company that obtains control but acquires less than 100% of an acquiree is required to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

3.	Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc. by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock options, stock-settled stock appreciation rights and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(shares in thousands)
Basic:
Net income attributable to DaVita Inc.	$110,930	$93,910	$312,960	$275,795

Weighted average shares outstanding during the period	104,118	104,548	103,896	105,561
Vested stock units	9	9	9	9

Weighted average shares for basic earnings per share calculation	104,127	104,557	103,905	105,570

Basic net income per share attributable to DaVita Inc	$1.07	$0.90	$3.01	$2.61

Diluted:
Net income for diluted earnings per share calculation	$110,930	$93,910	$312,960	$275,795

Weighted average shares outstanding during the period	104,118	104,548	103,896	105,561
Vested stock units	9	9	9	9
Assumed incremental shares from stock plans	480	1,021	410	851

Weighted average shares for diluted earnings per share calculation	104,607	105,578	104,315	106,421

Diluted net income per share attributable to DaVita Inc.	$1.06	$0.89	$3.00	$2.59

Shares subject to anti-dilutive awards excluded from calculation (1)	9,696	6,333	13,125	10,218

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

4.	Stock-based compensation and other common stock transactions

Stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, January 1, 2006 and subsequent stock-based awards granted through September 30, 2009 and 2008, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the first nine months of 2009, the Company granted 3,991 stock-settled stock appreciation rights with a grant-date fair value of $47,833 and a weighted-average expected life of approximately 3.5 years, and also granted 14 stock units with a grant-date fair value of $647 and a weighted-average expected life of approximately 0.6 of a year.

For the nine months ended September 30, 2009 and 2008, the Company recognized $33,850 and $29,975, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through September 30, 2009 and 2008 was $12,820 and $11,306, respectively. As of September 30, 2009, there was $88,023 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2009 and 2008, the Company received $27,304 and $29,876, respectively, in cash proceeds from stock option exercises and $12,434 and $10,174, respectively, in actual tax benefits upon the exercise of stock awards.

During the third quarter of 2009, the Company repurchased 1,109 shares of its common stock for $62,373 or an average price of $56.25 per share. For the first nine months of 2009, the Company repurchased a total of 1,853 shares of its common stock for $94,388 or an average price of $50.93 per share. As of September 30, 2009, a total of $33,165 of share repurchases had not yet been settled in cash. In addition, the Company repurchased 1,049 additional shares of its common stock from October 1, 2009 through October 7, 2009 for $59,107, or an average price of $56.32 per share. All of these share repurchases were consummated pursuant to previously announced authorizations by the Company’s Board of Directors. On October 8, 2009, the Company’s Board of Directors authorized an additional $500,000 for share repurchases. The Company has not repurchased any additional shares of its common stock from October 8, 2009 through November 5, 2009 under this Board authorization. Therefore, the total outstanding authorization for share repurchases as of November 5, 2009 was $500,000. This stock repurchase program has no expiration date.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

5.	Long-term debt

Long-term debt was comprised of the following:

	September 30, 2009	December 31, 2008
Senior secured credit facilities:
Term loan A	$175,000	$214,375
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	18,001	15,266
Capital lease obligations	4,746	5,873

Total debt principal outstanding	3,653,622	3,691,389
Premium on the 6 5/8% senior notes	2,908	3,757

	3,656,530	3,695,146
Less current portion	(100,677)	(72,725)

	$3,555,853	$3,622,421

Scheduled maturities of long-term debt at September 30, 2009 are as follows:

2009 (remainder of the year)	$32,661
2010	90,520
2011	67,752
2012	1,707,625
2013	901,783
2014	845
Thereafter	852,436

During the first nine months of 2009, the Company made mandatory principal payments totaling $39,375 on the term loan A.

Effective January 1, 2009, the Company was required to provide enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide additional disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. These requirements did not have a material impact on the Company’s consolidated financial statements. The Company has elected to provide comparative disclosures for the prior period presented.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

As of September 30, 2009, the Company maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $482,600. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.70% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. The Company estimates that approximately $12,300 of existing unrealized pre-tax losses in other comprehensive income at September 30, 2009 will be reclassified into income over the next twelve months.

The following table summarizes our derivative instruments as of September 30, 2009 and December 31, 2008:

	Interest rate swap liabilities
	September 30, 2009		December 31, 2008
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Current settlement of interest rate swap agreements	Other current liabilities	$2,541	Other current liabilities	$18

Interest rate swap agreements	Other long-term liabilities	12,310	Other long-term liabilities	21,886

Total		$14,851		$21,904

The following table summarizes the effects of our interest rate swap agreements for the nine months ended September 30, 2009 and 2008:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements				Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2009	2008	2009	2008		2009	2008	2009	2008
Interest rate swap agreements	$(1,722)	$(1,260)	$(3,681)	$(6,500)	Debt expense	$(4,450)	$(2,301)	$(13,280)	$(3,671)
Tax expense benefit (expense)	670	490	1,433	2,528		1,731	895	5,166	1,428

Total	$(1,052)	$(770)	$(2,248)	$(3,972)		$(2,719)	$(1,406)	$(8,114)	$(2,243)

Total comprehensive income for the three and nine months ended September 30, 2009 was $128,465 and $360,677, respectively, including an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation losses on interest rate swaps of $1,667 and $5,866, net of tax, respectively, and an increase to other comprehensive income for unrealized valuation gains on investments, net of amounts reclassified into income of $527 and $635, net of tax, respectively.

Total comprehensive income for the three and nine months ended September 30, 2008 was $107,943 and $309,239 including adjustments to other comprehensive income for valuation gains (losses) on interest rate swaps, net of amounts reclassified into income of $636 and $(1,729), net of tax, respectively, and adjustments to

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

other comprehensive income for unrealized losses on investments, net of amounts reclassified into income of ($431) and ($606), net of tax, respectively.

As of September 30, 2009, the interest rates were economically fixed on approximately 25% of the Company’s variable rate debt and approximately 61% of its total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 2.81%, based upon the current margins in effect of 1.50%, as of September 30, 2009.

The Company’s overall average effective interest rate during the third quarter of 2009 was 4.79% and as of September 30, 2009 was 4.76%.

As of September 30, 2009, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $48,000 was committed for outstanding letters of credit. In addition, the Company currently has undrawn revolving credit facilities totaling $3,000 associated with several of its joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

In February 2007, the Company received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and the Company was subsequently served with a complaint by the relator. There appears to be substantial overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To the Company’s knowledge, no proceedings have been initiated by the federal government against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Several wage and hour claims have been filed against the Company in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, the Company was served with separate complaints by various former employees, each of which alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, and failed to comply with certain other California labor code requirements. The Company has reached a tentative settlement in the complaints served on February 2007, October 2008 and December 2008 and is waiting for court approval of the settlement. In October 2008, the Company was served with a complaint which alleges, among other things, that the Company failed to pay the rate on the “wage statement,” and failed to comply with other California labor code requirements. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of these matters as class actions.

In August 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against the Company. The complaint also names as defendants Amgen Inc. and Fresenuis Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against the Company, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against the Company are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. On December 17, 2008, the Court dismissed the complaint and allegations in their entirety with permission of plaintiffs to amend the complaint. The Company was not named as a defendant in plaintiff’s amended complaint. In June 2009, the Court dismissed the remainder of the case. Following the dismissal, plaintiffs filed a notice of appeal. The notice of appeal seeks review by the U. S. Court of Appeals for the Ninth Circuit of all of the district court’s dismissal rulings, including the ruling dismissing the Company as a defendant. The Company intends to continue to vigorously defend this claim.

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

The Company’s investments consist of the following:

	September 30, 2009			December 31, 2008
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and U.S. treasury notes due within one year	$19,920	$—	$19,920	$19,355	$—	$19,355
Investments in mutual funds	—	8,327	8,327	—	21,833	21,833

	$19,920	$8,327	$28,247	$19,355	$21,833	$41,188

Short-term investments	$19,920	$760	$20,680	$19,355	$16,177	$35,532
Long-term investments	—	7,567	7,567	—	5,656	5,656

	$19,920	$8,327	$28,247	$19,355	$21,833	$41,188

The cost of the certificates of deposit and U.S. treasury notes at September 30, 2009 and December 31, 2008 approximates their fair value. As of September 30, 2009 and December 31, 2008, the available for sale investments included $519 and $1,558, respectively, of gross pre-tax unrealized losses. During the nine months ended September 30, 2009, the Company recorded gross pre-tax unrealized gains of $1,294, or $791 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2009, the Company sold investments in mutual funds for net proceeds of $16,537, and recognized a pre-tax gain of $255, or $156 after tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

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

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities and commitments. The Company also has classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$8,327	$8,327	$—	$—

Liabilities
Interest rate swap agreements	$14,851	$—	$14,851	$—

Temporary equity
Noncontrolling interests subject to put provisions	$292,636	$—	$—	$292,636

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

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, notes receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at September 30, 2009 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities totaled $1,880,875 as of September 30, 2009 and the fair value was $1,815,919 based upon quoted market prices. The fair value of the Company’s senior and senior subordinated notes was approximately $1,747,250 at September 30, 2009, based upon quoted market prices, as compared to the carrying amount of $1,750,000.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

9.	Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or at a predetermined multiple of earnings or cash flow attributable to the noncontrolling interest put to the Company, which is intended to approximate fair value. The methodology the Company used to estimate the fair value of the noncontrolling interests subject to these put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions using a predetermined multiple of earnings and therefore not at fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $12,200.

Certain consolidated joint ventures are contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments for which the classification and measurement requirements have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the condensed consolidated balance sheet.

10.	Income taxes

As of September 30, 2009, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $12,580, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $1,693 from the December 31, 2008 balance of $10,887 due to the addition of 2009 liabilities, offset by statute expirations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2009 and December 31, 2008, the Company had approximately $2,783 and $1,402, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

11.	Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, physician services, disease management services

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

and full-service special need plans, as well as clinical research programs. For internal management reporting, the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management as separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The dialysis and related lab services business qualifies as a separately reportable segment and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

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

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Segment revenues:
Dialysis and related lab services (1)	$1,491,260	$1,377,977	$4,308,988	$4,025,934
Other – Ancillary services and strategic initiatives	82,655	69,158	231,608	173,229

Consolidated revenues	$1,573,915	$1,447,135	$4,540,596	$4,199,163

Segment operating margin (loss):
Dialysis and related lab services	$260,087	$235,245	$746,069	$699,642
Other – Ancillary services and strategic initiatives	(4,357)	(3,891)	(11,726)	(24,334)

Total segment margin	$255,730	$231,354	$734,343	$675,308
Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(11,437)	(10,759)	(33,850)	(29,975)
Equity investment income	708	1,177	1,066	654

Consolidated operating income	245,001	221,772	701,559	645,987
Debt expense	(45,535)	(54,505)	(140,924)	(168,891)
Other income	999	2,481	3,026	10,331

Consolidated income before income taxes	$200,465	$169,748	$563,661	$487,427

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment.

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2009 were $55,072 and $166,844, respectively, and were $1,741 and $5,277, respectively, for the ancillary services and strategic initiatives.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2008 were $53,209 and $155,830, respectively, and were $1,761 and $4,843, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	September 30, 2009	December 31, 2008
Segment assets
Dialysis and related lab services	$7,296,121	$7,031,550
Other – Ancillary services and strategic initiatives	241,587	254,533

Consolidated assets	$7,537,708	$7,286,083

For the three and nine months ended September 30, 2009 the total amount of expenditures for property and equipment for the dialysis and related lab services were $66,863 and $203,315, respectively, and were $585 and $2,338, respectively, for the ancillary services and strategic initiatives.

For the three and nine months ended September 30, 2008, the total amount of expenditures for property and equipment for the dialysis and related lab services were $77,374 and $220,896, respectively, and were $1,470 and $2,955, respectively, for the ancillary services and strategic initiatives.

12.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net income attributable to DaVita Inc.	$110,930	$312,960

Decrease in paid-in capital for sales of noncontrolling interest in three and ten joint ventures, respectively	(503)	(837)
Decrease in paid-in capital for the purchase of noncontrolling interest in two and five joint ventures, respectively	(1,184)	(3,639)

Net transfer from noncontrolling interests	(1,687)	(4,476)

Change from net income attributable to DaVita Inc. and transfers (to) from noncontrolling interests	$109,243	$308,484

13.	Variable interest entities

The FASB, effective for the Company’s first annual reporting period that begins after November 15, 2009, is eliminating the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and requiring additional disclosures about an enterprise’s involvement in variable interest entities. An enterprise will be required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB is establishing new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company is currently in process of assessing the expected impact of this standard on its consolidated financial statements.

The Company is deemed to be the primary beneficiary of all of the variable interest entities (“VIEs”) with which it is associated. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations. These include dialysis operating entities in New York state and physician practice management entities in various other states.

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

Total assets of these operating VIEs were approximately $16,000 and their liabilities to unrelated third parties were approximately $10,000 at September 30, 2009.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 7 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Income

For the three months ended September 30, 2009	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$104,771	$1,310,558	$269,201	$(110,615)	$1,573,915
Operating expenses	57,742	1,158,277	223,510	(110,615)	1,328,914

Operating income	47,029	152,281	45,691	—	245,001
Debt (expense)	(46,434)	(37,146)	(253)	38,298	(45,535)
Other income	39,175	—	122	(38,298)	999
Income tax expense	15,854	56,754	1,587	—	74,195
Equity earnings in subsidiaries	87,014	28,298	—	(115,312)	—

Net income	110,930	86,679	43,973	(115,312)	126,270
Less: Net income attributable to noncontrolling interests	—	—	—	(15,340)	(15,340)

Net income attributable to DaVita Inc.	$110,930	$86,679	$43,973	$(130,652)	$110,930

For the three months ended September 30, 2008
Net operating revenues	$92,199	$1,226,156	$228,496	$(99,716)	$1,447,135
Operating expenses	59,243	1,075,997	189,839	(99,716)	1,225,363

Operating income	32,956	150,159	38,657	—	221,772
Debt (expense)	(55,565)	(43,574)	(1,832)	46,466	(54,505)
Other income	48,718	—	229	(46,466)	2,481
Income tax expense	10,413	51,803	(206)	—	62,010
Equity earnings in subsidiaries	78,214	22,370	—	(100,584)	—

Net income	93,910	77,152	37,260	(100,584)	107,738
Less: Net income attributable to noncontrolling interests	—	—	—	(13,828)	(13,828)

Net income attributable to DaVita Inc.	$93,910	$77,152	$37,260	$(114,412)	$93,910

For the nine months ended September 30, 2009
Net operating revenues	$296,696	$3,800,836	$758,233	$(315,169)	$4,540,596
Operating expenses	181,435	3,336,776	635,995	(315,169)	3,839,037

Operating income	115,261	464,060	122,238	—	701,559
Debt (expense)	(142,757)	(116,095)	(1,062)	118,990	(140,924)
Other income	121,628	—	388	(118,990)	3,026
Income tax expense	37,653	167,702	4,130	—	209,485
Equity earnings in subsidiaries	256,481	74,180	—	(330,661)	—

Net income	312,960	254,443	117,434	(330,661)	354,176
Less: Net income attributable to noncontrolling interests	—	—	—	(41,216)	(41,216)

Net income attributable to DaVita Inc.	$312,960	$254,443	$117,434	$(371,877)	$312,960

For the nine months ended September 30, 2008
Net operating revenues	$270,617	$3,570,339	$651,147	$(292,940)	$4,199,163
Operating expenses	168,054	3,129,321	548,741	(292,940)	3,553,176

Operating income	102,563	441,018	102,406	—	645,987
Debt (expense)	(171,203)	(141,663)	(5,136)	149,111	(168,891)
Other income	158,897	—	545	(149,111)	10,331
Income tax expense	35,110	140,296	447	—	175,853
Equity earnings in subsidiaries	220,648	60,377	—	(281,025)	—

Net income	275,795	219,436	97,368	(281,025)	311,574
Less: Net income attributable to noncontrolling interests	—	—	—	(35,779)	(35,779)

Net income attributable to DaVita Inc.	$275,795	$219,436	$97,368	$(316,804)	$275,795

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of September 30, 2009	DaVita Inc.	Gaurantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$565,062	$—	$16,618	$—	$581,680
Accounts receivable, net	—	993,961	148,900	—	1,142,861
Other current assets	6,541	532,288	45,163	—	583,992

Total current assets	571,603	1,526,249	210,681	—	2,308,533
Property and equipment, net	11,899	886,410	190,137	—	1,088,446
Amortizable intangibles, net	32,739	104,181	5,005	—	141,925
Investments in subsidiaries	5,038,640	511,301	—	(5,549,941)	—
Receivables from subsidiaries	247,710	—	128,502	(376,212)	—
Other long-term assets and investments	7,665	19,810	38,365	—	65,840
Goodwill	—	3,606,813	326,151	—	3,932,964

Total assets	$5,910,256	$6,654,764	$898,841	$(5,926,153)	$7,537,708

Current liabilities	$126,032	$893,231	$94,246	$—	$1,113,509
Payables to parent	—	362,286	13,926	(376,212)	—
Long-term debt and other long-term liabilities	3,537,460	435,440	20,330	—	3,993,230
Noncontrolling interests subject to put provisions	169,961	—	—	122,675	292,636
Total DaVita Inc. shareholders’ equity	2,076,803	4,963,807	586,134	(5,549,941)	2,076,803
Noncontrolling interest not subject to put provisions	—	—	184,205	(122,675)	61,530

Total equity	2,076,803	4,963,807	770,339	(5,672,616)	2,138,333

Total liabilities and equity	$5,910,256	$6,654,764	$898,841	$(5,926,153)	$7,537,708

As of December 31, 2008
Cash and cash equivalents	$397,576	$—	$13,305	$—	$410,881
Accounts receivable, net	—	933,906	141,551	—	1,075,457
Other current assets	22,112	573,070	46,776	—	641,958

Total current assets	419,688	1,506,976	201,632	—	2,128,296
Property and equipment, net	15,175	864,725	168,175	—	1,048,075
Amortizable intangibles, net	39,990	114,237	6,294	—	160,521
Investments in subsidiaries	4,866,399	464,377	—	(5,330,776)	—
Receivables from subsidiaries	320,338	—	90,754	(411,092)	—
Other long-term assets and investments	13,320	14,815	44,125	—	72,260
Goodwill	—	3,571,669	305,262	—	3,876,931

Total assets	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

Current liabilities	$106,370	$990,024	$66,669	$—	$1,163,063
Payables to parent	—	386,460	24,632	(411,092)	—
Long-term debt and other long-term liabilities	3,616,082	368,774	19,868	—	4,004,724
Noncontrolling interests subject to put provisions	184,711	—	—	106,686	291,397
Total DaVita Inc. shareholders’ equity	1,767,747	4,791,541	539,235	(5,330,776)	1,767,747
Noncontrolling interest not subject to put provisions	—	—	165,838	(106,686)	59,152

Total equity	1,767,747	4,791,541	705,073	(5,437,462)	1,826,899

Total liabilities and equity	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2009	DaVita Inc.	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$312,960	$254,443	$117,434	$(330,661)	$354,176
Changes in operating assets and liabilities and non-cash items included in net income	(637,351)	491,204	(24,571)	330,661	159,943

Net cash (used in) provided by operating activities	(324,391)	745,647	92,863	—	514,119

Cash flows from investing activities:
Additions of property and equipment, net	(944)	(156,362)	(48,347)	—	(205,653)
Acquisitions	—	(64,001)	—	—	(64,001)
Proceeds from asset sales	—	6,256	—	—	6,256
Proceeds from investment sales and other items	14,800	(150)	—	—	14,650

Net cash provided by (used in) investing activities	13,856	(214,257)	(48,347)	—	(248,748)

Cash flows from financing activities:
Long-term debt, net	(38,632)	(1,289)	2,896	—	(37,025)
Intercompany borrowing	539,452	(490,946)	(48,506)	—	—
Other items	(22,799)	(39,155)	4,407	—	(57,547)

Net cash provided by (used in) financing activities	478,021	(531,390)	(41,203)	—	(94,572)

Net increase in cash and cash equivalents	167,486	—	3,313	—	170,799
Cash and cash equivalents at beginning of period	397,576	—	13,305	—	410,881

Cash and cash equivalents at end of period	$565,062	$—	$16,618	$—	$581,680

For the nine months ended September 30, 2008
Cash flows from operating activities:
Net income	$275,795	$219,436	$97,368	$(281,025)	$311,574
Changes in operating assets and liabilities and non-cash items included in net income	(444,559)	340,346	(73,234)	281,025	103,578

Net cash (used in) provided by operating activities	(168,764)	559,782	24,134	—	415,152

Cash flows from investing activities:
Additions of property and equipment, net	(1,308)	(191,272)	(31,271)	—	(223,851)
Acquisitions	(39)	(67,897)	(9,221)	—	(77,157)
Proceeds from asset sales	—	451	—	—	451
Proceeds from investment sales and other items	3,628	460	—	—	4,088

Net cash provided by (used in) investing activities	2,281	(258,258)	(40,492)	—	(296,469)

Cash flows from financing activities:
Long-term debt, net	(4,459)	(444)	3,653	—	(1,250)
Intercompany borrowing	234,519	(266,111)	31,592	—	—
Other items	(131,079)	(34,969)	(10,484)	—	(176,532)

Net cash provided by (used in) financing activities	98,981	(301,524)	24,761	—	(177,782)

Net (decrease) increase in cash and cash equivalents	(67,502)	—	8,403	—	(59,099)
Cash and cash equivalents at beginning of period	443,157	—	3,889	—	447,046

Cash and cash equivalents at end of period	$375,655	$—	$12,292	$—	$387,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors which may result in the loss of revenue and patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or the structure of payments under the Medicare ESRD program, including the implementation of a bundled payment rate system, which result in lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Results of operations

We operate principally as a dialysis and related lab services business but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of infusion therapy services, pharmacy services, vascular access services, physician services, disease management services and full-service special need plans, as well as clinical research programs. The dialysis and related lab services business qualifies as a reportable segment and all of the other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Our consolidated operating results for the third quarter of 2009 compared with the prior sequential quarter and the same quarter of 2008 as well as the nine months ended September 30, 2009 compared to the same periods of 2008 were as follows:

Continuing Operations	Quarter ended						Nine months ended
	September 30, 2009		June 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	(dollar amounts rounded to nearest million)
Net operating revenues	$1,574	100%	$1,519	100%	$1,447	100%	$4,541	100%	$4,199	100%

Operating expenses and charges:
Patient care costs	1,096	70%	1,052	69%	1,006	70%	3,154	70%	2,909	69%
General and administrative	135	9%	132	9%	129	9%	394	9%	375	9%
Depreciation and amortization	57	4%	58	4%	55	4%	172	4%	161	4%
Provision for uncollectible accounts	42	3%	41	3%	37	3%	120	3%	109	3%
Equity investment income	(1)	—	—	—	(1)	—	(1)	—	(1)	—

Total operating expenses and charges	1,329	84%	1,283	85%	1,225	85%	3,839	85%	3,553	85%

Operating income	$245		$236		$222		$702		$646

The following table summarizes consolidated net operating revenues:

	Three months ended			Nine months ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
	(dollar amounts rounded to nearest million)
Dialysis and Related Lab Services	$1,491	$1,441	$1,378	$4,309	$4,026
Other – Ancillary Services and Strategic Initiatives	83	78	69	232	173

Consolidated net operating revenues	$1,574	$1,519	$1,447	$4,541	$4,199

The following table summarizes consolidated operating income:

	Three months ended			Nine months ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
	(dollar amounts rounded to nearest million)
Dialysis and Related Lab Services	$260	$250	$235	$746	$700
Other – Ancillary Services and Strategic Initiatives	(4)	(3)	(4)	(12)	(25)

Total segment margin	256	247	231	734	675
Reconciling items:
Stock-based compensation	(11)	(11)	(11)	(34)	(30)
Equity investment income	1	—	1	1	1

Consolidated net operating income	$245	$236	$222	$702	$646

Consolidated net operating revenues

Consolidated net operating revenues for the third quarter of 2009 increased by approximately $55 million, or approximately 3.6%, as compared to the second quarter of 2009. The increase in consolidated net operating revenues was primarily due to an increase in Dialysis and Related Lab Services net revenues of approximately $50 million, principally due to an increase in the number of treatments as a result of an additional treatment day in the third quarter of 2009 and non-acquired treatment growth, as well as an increase in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $5 million in the Ancillary Services and Strategic Initiatives net revenues primarily from growth in our pharmacy business.

Consolidated net operating revenues for the third quarter of 2009 increased by approximately $127 million, or approximately 8.8%, as compared to the third quarter of 2008. The increase in consolidated net operating revenues was primarily due to an increase in Dialysis and Related Lab Services net revenues of approximately $113 million, principally due to an increase in the number of treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, as well as an increase in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $14 million in the Ancillary Services and Strategic Initiatives net revenues primarily from growth in our pharmacy business.

The increase in consolidated net operating revenues of approximately $342 million, or approximately 8.1%, for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to an increase in Dialysis and Related Lab Services’ net revenues of approximately $283 million, or 6.7%, which was primarily due to an increase in the number of dialysis treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, and an increase in the average dialysis revenue per treatment, with the balance of the increase in revenues of approximately $59 million, or 1.4%, from the Ancillary Services and Strategic Initiatives, primarily due to growth in our pharmacy business, as well as, to a lesser extent, growth in HomeChoice Partners and VillageHealth.

Consolidated operating income

Consolidated operating income for the third quarter of 2009 increased by approximately $9 million or approximately 3.8% as compared to the second quarter of 2009. The increase in consolidated operating income was primarily due to an increase in the Dialysis and Related Lab Services operating income, due to (i) growth in revenue, primarily from additional treatments, (ii) an increase in the intensity of physician-prescribed pharmaceuticals and (iii) cost control initiatives and continued improved productivity, partially offset by (i) higher workers compensation costs, (ii) an increase in pharmaceutical costs and (iii) higher center level settlement and impairment charges.

Consolidated operating income for the third quarter of 2009 increased by $23 million, or approximately 10.5%, as compared to the third quarter of 2008. The increase in consolidated operating income was primarily due to (i) growth in revenue in the Dialysis and Related Lab Services, primarily from additional treatments, (ii) an increase in the intensities of physician-prescribed pharmaceuticals and (iii) cost control initiatives and improved productivity, partially offset by (i) higher pharmaceutical, labor and benefit costs and (ii) additional operating costs at our dialysis centers.

Consolidated operating income for the nine months ended September 30, 2009 increased by $56 million, or approximately 8.6%, as compared to the same period in 2008. The increase in consolidated income was primarily due to the same factors as discussed above for the increase in the third quarter of 2009 as compared to the third quarter of 2008, except for the intensities of physician-prescribed pharmaceuticals which decreased for the nine months ended September 30, 2009, as compared to the same period of 2008. Operating income also increased as a result of lower operating losses in the Ancillary and Strategic Initiatives.

Operating segments

Dialysis and Related Lab Services

	Three months ended			Nine months ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$1,491	$1,441	$1,378	$4,309	$4,026

Segment margin	$260	$250	$235	$746	$700

Dialysis treatments	4,339,195	4,228,179	4,091,099	12,649,812	12,044,639
Average dialysis treatments per treatment day	54,927	54,207	51,786	54,175	51,385
Average dialysis revenue per dialysis treatment (including the lab)	$343	$340	$336	340	$334

Net Operating Revenues

Dialysis and Related Lab Services’ net operating revenues for the third quarter of 2009 increased by approximately $50 million, or approximately 3.5%, as compared with the second quarter of 2009. The increase in net operating revenues was primarily due to an increase in the number of treatment days in the third quarter of 2009 and non-acquired treatment growth at existing and new centers, as well as an increase of approximately $3 in our average dialysis revenue per treatment. The increase in the average dialysis revenue per treatment was primarily due to an increase in the intensities of physician-prescribed pharmaceuticals, an increase in our non-government payment rates and an increase in our reimbursement rates for, average sale price, or ASP, associated with EPO, partially offset by changes in the mix of our non-government payors.

Dialysis and Related Lab Services’ net operating revenues increased by approximately $113 million, or 8.2%, in the third quarter of 2009, as compared to the third quarter of 2008. The increase in net operating revenues in the third quarter of 2009 was principally due to an increase in the number of treatments of approximately 6.1%, an increase in the average dialysis revenue per treatment of approximately 2.0%, with the balance of the increase due to additional lab revenue and management fees. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to a 1% increase in the Medicare composite rate, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in our non-government payment rates and an increase in our reimbursement rates for ASP associated with EPO, partially offset by changes in the mix of our non-government payors.

Dialysis and Related Lab Services’ net operating revenues increased by approximately $283 million, or 7.0%, for the nine months ended September 30, 2009, as compared to the same period in 2008. The increase in net operating revenues for the nine months ended September 30, 2009 was principally due to an increase in the number of treatments of approximately 5.0%, and an increase in the average dialysis revenue per treatment of approximately 1.9%, with the balance of the increase due to additional lab revenue and management fees. The increase in the number of treatments was due to the same factors as discussed above for the increase in the third quarter of 2009 as compared to the third quarter of 2008. The increase in the average dialysis revenue per treatment was primarily due to a 1% increase in the Medicare composite rate, an increase in our non-government payment rates and an increase in our reimbursement rates for ASP associated with EPO, partially offset by changes in the mix of our non-government payors and a slight decline in the intensities of physician-prescribed pharmaceuticals.

Operating Expenses and Charges

Patient care costs. Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $3 in the third quarter of 2009, as compared to the second quarter of 2009. The increase in the per treatment costs was primarily attributable to an increase in the intensities of physician-prescribed pharmaceuticals, an increase in workers compensation costs, and an increase in pharmaceutical costs, partially offset by continued improved productivity and an additional treatment day in the third quarter of 2009.

Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $5 in the third quarter of 2009 as compared to the third quarter of 2008. The increase in the per treatment costs was primarily attributable to an increase in the intensities of physician-prescribed pharmaceuticals, higher benefit costs and an increase in pharmaceutical costs, partially offset by improved productivity.

Dialysis and Related Lab Services’ patient care costs on a per treatment basis increased by approximately $4 for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase in the per treatment costs was primarily attributable to higher labor and benefit costs, an increase in pharmaceutical costs and an increase in the operating costs of our dialysis centers, partially offset by a decrease in the intensities of physician-prescribed pharmaceuticals, and improved productivity.

General and administrative expenses. Dialysis and Related Lab Services’ general and administrative expenses for the third quarter of 2009 decreased in absolute dollars by approximately $0.5 million from the second quarter of 2009. The decrease in the third quarter of 2009 as compared to the second quarter of 2009 was primarily due to the timing of certain expenditures such as professional fees and certain cost control initiatives. In absolute dollars, general and administrative expenses increased by approximately $4.0 million and $19.8 million in the third quarter of 2009 and for the nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increases were primarily due to higher labor and benefit costs, and in addition, the nine months ended September 30, 2009 included an increase in our professional fees for legal and compliance initiatives.

Depreciation and amortization. The decrease in depreciation and amortization for Dialysis and Related Lab Services in the third quarter of 2009 as compared to the second quarter of 2009 was primarily due to the acceleration of depreciation on certain assets in the second quarter of 2009. The increase in depreciation and amortization for the Dialysis and Related Lab Services in the third quarter of 2009 and for the nine months ended September 30, 2009, as compared to the same periods in 2008, was primarily due to growth in new centers and expansions of certain existing centers.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for Dialysis and Related Lab Services was 2.8% for the third quarter of 2009 as compared to 2.8% for the second quarter of 2009 and was 2.7% for the third quarter of 2008. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and will adjust the provision as necessary as a result of changes in our cash collections.

Operating income

Dialysis and Related Lab Services operating income for the third quarter of 2009 increased by approximately $10 million, as compared to the second quarter of 2009. The increase in operating income was primarily attributable to an increase in revenue as a result of an additional treatment day in the third quarter of 2009 and from non-acquired treatment growth, as well as an increase in the average dialysis revenue per treatment of approximately $3 primarily from an increase in the intensities of physician-prescribed pharmaceuticals, an increase in our non-government payment rates and an increase in our reimbursement rates for ASP associated with EPO, partially offset by changes in the mix of our non-government payors. Operating income also increased as a result of cost control initiatives and continued improved productivity, partially offset by higher workers compensation costs, increases in our pharmaceuticals costs and higher center level settlement and impairment charges.

Dialysis and Related Lab Services operating income for the third quarter of 2009 increased by approximately $25 million, as compared to the third quarter of 2008. The increase in operating income was primarily attributable to growth in revenue from additional treatments as a result of non-acquired treatment growth, as well as increases in our average dialysis revenue per treatment of approximately $7 primarily from a

1% increase in the Medicare composite rate, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in our non-government payment rates and an increase in our reimbursement rates for ASP associated with EPO, partially offset by changes in the mix of our non-government payors. Operating income also increased as a result of cost control initiatives and improved productivity, partially offset by higher labor and benefit costs, an increase in pharmaceutical costs and an increase in the operating costs of our dialysis centers.

Dialysis and Related Lab Services operating income for the nine months ended September 30, 2009 increased by approximately $46 million, as compared to the same period in 2008. The increase in operating income was primarily attributable to an increase in revenue, as described above, cost control initiatives and improved productivity, partially offset by higher labor and benefit costs, an increase in pharmaceutical costs and an increase in the operating costs of our dialysis centers.

Other – Ancillary Services and Strategic Initiatives

	Three months ended			Nine months ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(dollar amounts rounded to nearest million)
Revenues	$83	$78	$69	$232	$173

Segment loss	$(4)	$(3)	$(4)	$(12)	$(25)

Net operating revenues

The Ancillary Services and Strategic Initiatives net operating revenues for the third quarter of 2009 increased by approximately $5 million as compared to the second quarter of 2009. The increase was primarily due to revenue growth in our pharmacy business.

The increase in net operating revenues for the third quarter of 2009 of approximately $14 million, as compared to the third quarter of 2008, was primarily due to growth in our pharmacy business, and in our HomeChoice Partners business.

The increase in net operating revenues for the nine months ended September 30, 2009 of approximately $59 million, as compared to the same period in 2008, was primarily due to growth in our pharmacy and growth in HomeChoice Partners, VillageHealth special needs plans and clinical research businesses.

Operating expenses

Ancillary Services and Strategic Initiatives’ operating expenses for the third quarter of 2009 increased by approximately $6 million as compared to the second quarter of 2009, primarily due to volume growth associated with the pharmacy business and certain impairment charges.

Ancillary Services and Strategic Initiatives operating expenses for the third quarter of 2009 increased by approximately $14 million as compared to the same period in 2008, primarily due to volume growth associated with the pharmacy business and increases in labor and benefit costs, as well as an increase in pharmaceutical costs.

Ancillary Services and Strategic Initiatives operating expenses for the nine months ended September 30, 2009 increased by approximately $46 million as compared to the same period in 2008, primarily due to volume growth in our pharmacy business, higher labor and benefits costs and an increase in pharmaceutical costs, partially offset by lower professional fees that were incurred in 2008 in connection with the VillageHealth special needs plans.

Operating loss

Ancillary and Strategic Initiatives operating losses for the third quarter of 2009 increased by approximately $1 million as compared to the second quarter of 2009, and were flat as compared to the third quarter of 2008. Ancillary and Strategic Initiatives operating losses in the third quarter of 2009 were impacted by certain impairment charges.

Ancillary Services and Strategic Initiatives operating losses for the nine months ended September 30, 2009 decreased by approximately $13 million as compared to the same period of 2008, primarily due to growth in revenue primarily associated with our pharmacy business outpacing increases in operating expenses, and improved profitability at several of our other Ancillary Services and Strategic Initiatives.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $11.4 million in the third quarter of 2009 was relatively flat compared to the second quarter of 2009 and increased by approximately $0.7 million compared to the third quarter of 2008. This increase resulted primarily from increases in both the grant-date fair value and aggregate quantity of grants that contributed expense to these respective periods. For the nine months ended September 30, 2009, stock-based compensation increased by approximately $3.9 million as compared to the same period of 2008, primarily as a result of the same factors.

Other income. Other income for the third quarter of 2009 decreased by approximately $0.3 million and decreased by approximately $1.5 million from the second quarter of 2009 and the third quarter of 2008, respectively. For the nine months ended September 30, 2009, other income decreased by approximately $7.3 million as compared to the same period in 2008. The decreases in other income in the third quarter of 2009 and for the nine months ended September 30, 2009 were primarily due to lower interest rates, partially offset by higher average cash balances.

Debt expense. Debt expense of $45.5 million in the third quarter of 2009 decreased by approximately $1.6 million from the second quarter of 2009. The decrease was primarily due to an overall decrease in our effective interest rate as a result of lower notional amounts of fixed rate swap agreements that contained higher rates. The overall average effective interest rate for the third quarter of 2009 was 4.79%, as compared to 4.92% for the second quarter of 2009.

For the third quarter of 2009 and for the nine months ended September 30, 2009, debt expense decreased by approximately $9 million and $28 million, respectively, as compared to the same periods in 2008. The decrease in both periods were primarily attributable to lower interest rates as a result of reductions in the LIBOR-based variable interest rates on the unhedged portion of our debt and a decrease in our overall outstanding debt principal balances, mainly as a result of payments made on the Term Loan A.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $15.3 million for the third quarter of 2009, as compared to $13.8 million for the second quarter of 2009 and $13.8 million for the third quarter of 2008. For the nine months ended September 30, 2009, net income attributable to noncontrolling interests was $41.2 million, representing an increase of approximately $5.4 million as compared to the same period in 2008. The increases in noncontrolling interests in the third quarter of 2009, and for the nine months ended September 30, 2009 were primarily due to increases in the profitability of our joint ventures, as well as increases in the number of joint ventures.

Accounts receivable

Our accounts receivable balances at September 30, 2009 and June 30, 2009 were $1,143 million and $1,128 million, respectively, which represented approximately 70 days of revenue in both periods, net of bad debt provision, which is consistent with our past and expected trends. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the third quarter of 2009 from the second quarter of 2009 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2009 and 2010. We are raising our operating income guidance range for 2009 from $900-$930 million to $930-$950 million. Also, we may modestly exceed the upper end of our previous operating cash flow guidance of $550-$600 million. Currently, we expect our operating income for 2010 to be in the range of $950 million-$1.02 billion. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or the structure of payments under the Medicare ESRD program, including the implementation of a bundled payment rate system, which result in lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and compliance with the corporate integrity agreement applicable to the dialysis centers acquired from Gambro Healthcare and assumed in connection with such acquisition, and the resolution of ongoing investigations by various federal and state government agencies. See “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 22 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and Capital Resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2009 was $167 million, compared to $160 million during the third quarter of 2008. Non-operating cash outflows for the third quarter of 2009 included capital asset expenditures of $67 million, including $42 million for new center developments and relocations and $25 million for maintenance and information technology. We also spent an additional $21 million for acquisitions. We also repurchased 1.1 million shares of our common stock for approximately $62.4 million in the third quarter of 2009 and paid distributions to noncontrolling interest of $17 million. Non-operating cash outflows for the third quarter of 2008 included capital asset expenditures of approximately $79 million, including $52 million for new center developments and relocations and $27 million for maintenance and information technology. We also spent an additional $30 million for acquisitions and paid distributions to noncontrolling interests of $14 million.

During the third quarter of 2009, we acquired four dialysis centers, opened 21 new dialysis centers, merged the operations of five centers into five existing centers, closed one center and provided administrative and management services to one additional third-party owned center. During the third quarter of 2008, we acquired six centers, opened 22 new dialysis centers, closed one center, merged the operations of two centers into two other existing centers and divested one center.

Cash flow from operations for the nine months ended September 30, 2009 was $514 million compared to $415 million for the nine months ended September 30, 2008. Non-operating cash outflows for the first nine months of 2009 included capital asset expenditures of $206 million, including $127 million for new center developments and relocations and $79 million for maintenance and information technology. We also spent an additional $64 million for acquisitions. We also repurchased 1.9 million shares of common stock for approximately $94.4 million and paid distributions to noncontrolling interests of $47 million. During the first nine months of 2009 we sold investments in mutual funds totaling $16.5 million. Non-operating cash outflows for the first nine months of 2008 included capital asset expenditures of approximately $224 million, including $158 million for new center developments and relocations and $66 million for maintenance and information technology. We also spent an additional $77 million for acquisitions. We also repurchased 3.5 million shares of our common stock for approximately $169.7 million in the first nine months of 2008 and paid distributions to noncontrolling interests of $43 million. During the nine months ended September 30, 2008 we sold investments in mutual funds totaling $5.3 million.

For the nine months ended September 30, 2009, we acquired 13 dialysis centers, opened 61 new dialysis centers, closed two centers, merged the operations of 11 centers into 11 existing centers, sold five centers, purchased equity investments in six centers and provided administrative and management services for two additional third-party owned centers. For the nine months ended September 30, 2008, we acquired 16 centers, opened 61 new dialysis centers, closed six centers, merged the operations of four centers into other existing centers, and discontinued administrative services to one third-party owned center, provided administrative services to one additional center, and divested one center.

We currently expect to spend approximately $100 million for capital asset expenditures in 2009 related to routine maintenance items and information technology equipment. We also expect to spend $250 million for new center development, relocations and center acquisitions in 2009, depending upon the availability of projects and sufficient project returns. We may modestly exceed the upper end of our previous operating cash flow guidance of $550-$600 million. Our actual expenditures for growth and cash flows in 2009 could vary significantly from these expected amounts. We are engaged in efforts to improve our internal policies and procedures to accelerate the time it takes to identify and process overpayments received from payors which may result in the acceleration of refunds and recoupments. A significant acceleration in refunds and recoupments to payors could materially and adversely affect our operating cash flows.

During the first nine months of 2009 we made mandatory principal payments of approximately $39.4 million on the term loan A.

During the third quarter of 2009, we repurchased 1,108,784 shares of our common stock for $62.4 million, or an average price of $56.25 per share. For the first nine months of 2009, we repurchased a total of 1,853,184 shares of our common stock for $94.4 million, or an average price of $50.93 per share. As of September 30, 2009, a total of $33.2 million of share repurchases had not yet been settled in cash. In addition, we repurchased 1,049,435 additional shares of our common stock from October 1, 2009 through October 7, 2009 for $59.1 million, or an average price of $56.32 per share. All of these share repurchases were consummated pursuant to previously announced authorizations by our Board of Directors. On October 8, 2009, our Board of Directors authorized an additional $500 million for share repurchases. We have not repurchased any additional shares of our common stock from October 8, 2009 through November 5, 2009 under this Board authorization. Therefore, the total outstanding authorization for share repurchases as of November 5, 2009 was $500 million. This stock repurchase program has no expiration date.

As of September 30, 2009, we maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $483 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.70% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in

2010 and require quarterly interest payments. During the nine months ended September 30, 2009, we accrued net charges of $13.3 million from these swaps which is included in debt expense. As of September 30, 2009, the total fair value of these swaps was a liability of $14.9 million. During the nine months ended September 30, 2009, we recorded $5.9 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of September 30, 2009, the interest rates were economically fixed on approximately 25% of our variable rate debt and approximately 61% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 2.81%, based upon the current margins in effect of 1.50%, as of September 30, 2009.

Our overall average effective interest rate during the third quarter of 2009 was 4.79% and as of September 30, 2009 was 4.76%.

As of September 30, 2009, we have undrawn revolving credit facilities totaling $250 million of which approximately $48 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future.

Stock-based compensation

Stock-based compensation recognized during a period is based on the estimated grant-date fair value of the portion of the stock-based awards vesting during that period, adjusted for expected forfeitures. Stock-based compensation recognized in these condensed consolidated financial statements for the nine months ended September 30, 2009 and 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, January 1, 2006 and subsequent stock-based awards granted through September 30, 2009 and 2008, respectively. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2009, we granted 4.0 million stock-settled stock appreciation rights with a grant-date fair value of $47.8 million and a weighted-average expected life of approximately 3.5 years, and also granted 13,566 stock units with a grant-date fair value of $0.6 million and a weighted-average expected life of approximately 0.6 of a year.

For the nine months ended September 30, 2009 and 2008, we recognized $33.9 million and $30.0 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through September 30, 2009 and 2008 was $12.8 million and $11.3 million, respectively. As of September 30, 2009, there was $88 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2009 and 2008, we received $27.3 million and $29.9 million, respectively, in cash proceeds from stock option exercises and $12.4 million and $10.2 million, respectively, in actual tax benefits upon the exercise of stock awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit as well as potential obligations associated with our investments in third-party dialysis businesses. Substantially all of our facilities are leased. We have potential acquisition obligations for several jointly-owned centers and for some of our non-wholly-owned subsidiaries in the form of put provisions. These put provisions, if exercised, would require us to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or at a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we used to estimate the fair value of the noncontrolling interests subject to these put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of the noncontrolling interests subject to these put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled in the future, which could vary significantly from our estimates. The estimated fair values of noncontrolling interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligation may be settled will vary depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ interests. The amount of noncontrolling interests subject to put provisions using a predetermined multiple of earnings and therefore not at fair value are immaterial. For additional information see Note 9 to the condensed consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several dialysis centers that are wholly-owned by third parties or centers in which we own an equity investment as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of September 30, 2009, reflecting changes that have occurred with our debt instruments during the second and third quarter of 2009 (in millions):

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$33	$157	$2,608	$851	$3,649
Interest payments on senior and senior subordinated notes	—	243	213	92	548
Capital lease obligations	—	1	2	2	5
Operating leases	55	387	312	513	1,267

	$88	$788	$3,135	$1,458	$5,469

Potential cash requirements under existing commitments:
Letters of credit	$48	$—	$—	$—	$48
Noncontrolling interests subject to put provisions	154	51	55	33	293
Pay-fixed swaps potential obligations	5	10	—	—	15
Working capital advances for equity investments and third-party-owned centers and clinics under management and administrative services agreements	12	—	—	—	12

	$219	$61	$55	$33	$368

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of September 30, 2009 bear interest at LIBOR plus margins of 1.50%. The term loan A and the revolving line of credit is adjustable depending upon our achievement of certain financial ratios. At September 30, 2009, our senior secured credit facilities had an overall effective weighted average interest rate of 2.81% including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions including the credit and capital markets, as well as changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $53 million of interest over the next twelve months.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of September 30, 2009, and represent the estimated potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with an Alliance and Product Supply Agreement. Our total expenditures for the nine months ended September 30, 2009 on such products were approximately 2% of our total operating costs. The actual amount of purchases in future years under the Alliance and Product Supply Agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $15 million of existing liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant New Accounting Standards

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on our consolidated financial statements.

The FASB, effective for our first annual reporting period that begins after November 15, 2009 is eliminating the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and requiring additional disclosures about an enterprise’s involvement in variable interest entities. An entity will be required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB is establishing new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. We are currently in process of assessing the expected impact of this standard on our consolidated financial statements.

Effective January 1, 2009, we are required to provide enhanced disclosures about our derivative and hedging activities. We are required to provide additional disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. These requirements did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we are required to treat noncontrolling interests as a separate component of equity, but apart from our equity, and not as a liability or other item outside of equity. We are also required to identify and present consolidated net income attributable to us and to noncontrolling interests on the face of the consolidated statement of income. Previously, we had reported minority interests (noncontrolling interests) as a reduction to operating income. In addition, changes in our ownership interest while we retain a controlling financial interest should be accounted for as equity transactions. We were also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to us and the noncontrolling owners and a schedule showing the effects of changes in our ownership interest in a subsidiary on the equity attributable to us. This change did not have a material impact on our consolidated financial statements; however, it did change the presentation of minority interests in our consolidated financial statements. In conjunction with adopting these requirements, we are required to classify securities with redemption features that are not solely within our control such as our noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these noncontrolling interests at fair value. See Note 9 to the condensed consolidated financial statements for further details.

All business combinations consummated after January 1, 2009, are required to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interests in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability. Transaction costs are excluded from the acquisition cost and are expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and is classified as either equity or a liability. A Company that obtains control but acquires less than 100% of an acquiree is required to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. The adoption of these requirements did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates, as of September 30, 2009.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2009	2010	2011	2012	2013	2014
	(dollars in millions)
Long term debt:
Fixed rate	$2	$1	$1	$1	$901	$—	$853	$1,759	6.87%	$1,756
Variable rate	$31	$89	$67	$1,707	$1	$—	$—	$1,895	2.80%	$1,830

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2009	2010	2011	2012	2013
	(dollars in millions)
Swaps:
Pay-fixed rate	$483	$94	$389	$—	$—	$—	3.88% to 4.70%	LIBOR	$(14.9)

Our Senior Secured Credit Facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our senior secured credit facilities, which totaled approximately $1.4 billion as of September 30, 2009, will have a negative impact on our overall earnings.

As of September 30, 2009, we maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $483 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.70% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. During the nine months ended September 30, 2009, we accrued net charges of $13.3 million from these swaps which is included in debt expense. As of September 30, 2009, the total fair value of these swaps was a liability of $14.9 million. During the nine months ended September 30, 2009 we recorded $5.9 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of September 30, 2009, the interest rates were economically fixed on approximately 25% of our variable rate debt and approximately 61% of our total debt.

As a result of the swap agreements, the overall effective weighted average interest rate on the Senior Secured Credit Facilities was 2.81%, based upon the current margins in effect of 1.50%, as of September 30, 2009.

Our overall average effective interest rate during the third quarter of 2009 was 4.79% and as of September 30, 2009 was 4.76%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 35% of our dialysis and related lab services revenues for the nine months ended September 30, 2009 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. To the extent there is sustained or increased job losses in the United States as a result of current economic conditions, we could experience a decrease in the number of patients under commercial plans. We could also experience such a decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program, including the implementation of a bundled payment system under MIPPA and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis and related lab services revenues for the nine months ended September 30, 2009 was generated from patients who have Medicare as their primary payor. Currently, the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, are separately billed.

In July 2008, the Medicare Improvements for Patients and Providers Act for 2008, or MIPPA, was passed by Congress. This legislation provides for an increase in the composite rate of 1% which went into effect on January 1, 2009 and an additional 1% which will go into effect on January 1, 2010. In addition, this legislation introduces a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services and the administration of pharmaceuticals. On September 15, 2009, the Centers for Medicare and Medicaid Services, or CMS, released the proposed rule regarding the new bundled payment rate system. Among other things, the proposed rule includes in the bundle certain oral medications, and all laboratory tests ordered by nephrologists, whether or not related to the ESRD treatment and also includes an expanded list of case-mix adjustors, which impact the payment rate. The initial 2011 bundled rate is required to be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. The combined effect of the adjustments provided in the proposed rule would result in a bundled rate that represents a significantly greater than 2% reduction in the payment rate that we would have received for our services prior to bundling. The proposed rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less 1% of such index, beginning in 2012. Dialysis providers have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years. We are in the process of evaluating the impact of the proposed rule and will be submitting formal comments to CMS.

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

Approximately 15% of our dialysis and related lab services revenues for the nine months ended September 30, 2009, was generated from patients who have state Medicaid or other non-Medicare government programs as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to their related programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs. If state Medicaid or other non-Medicare government programs reduce the rates paid by these programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for coverage or adopt changes to their payment structure which reduces our overall payments from these state Medicaid or non-Medicare government programs, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices and payment rates or changes in rules and regulations impacting EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis and related lab services revenues for the nine months ended September 30, 2009, with EPO accounting for approximately 20% of our dialysis and related lab services revenues. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and the Stark II physician self-referral law. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, recent amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows.

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

As of September 30, 2009, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 15% of our dialysis and related lab services revenues. In addition, we also owned a noncontrolling interest in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for approximately 117,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include infusion therapy services, pharmacy services, vascular access services, disease management services, physician services, ESRD clinical research programs and ESRD special need plans. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. For example, during 2008 and 2007, our VillageHealth business generated net operating losses and is expected to generate net operating losses in 2009. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off of our investment, including goodwill, in one or more of these activities.

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

The current economic recession could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses in the United States as a result of current economic conditions could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, slow down in collections and a reduction in the amounts we expect to collect. In addition, if the current uncertainty in the financial markets continues, the variable interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities or to obtain other forms of financing in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of September 30, 2009, we had approximately $1.9 billion outstanding borrowings under the Senior Secured Credit Facilities, which bears interest at a variable rate. Approximately $0.5 billion of our outstanding debt is subject to interest rate swaps which have the economic effect of fixing the interest rate on an equivalent portion of our debt. The remaining variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of 1.75% at September 30, 2009. In addition, we have approximately $202 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate plus an interest rate margin of 1.50%. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities would reduce net income by approximately $9.8 million, for a twelve month period given our current interest rates in effect at September 30, 2009. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

Our business is labor intensive, and our results are subject to variations in labor-related costs and productivity. If political efforts at the national and local level result in actions or proposals that increase the likelihood of union organizing activities at our facilities or if union organizing activities increase for other reasons, our operating costs could increase and our employee relations, productivity, earnings and cash flows could be adversely affected.

Our alliance and product supply agreement with Gambro Renal Products Inc. may limit our ability to achieve cost savings with respect to products and equipment we are required to purchase under this agreement.

Our alliance and product supply agreement with Gambro Renal Products obligates us to purchase dialyzers and certain other products from Gambro Renal Products. These obligations may limit our ability to realize future cost savings in regard to the products covered by this agreement. For the nine months ended September 30, 2009, our total spending on hemodialysis products, supplies and equipment with Gambro Renal Products was approximately 2% of our total operating costs.

Upgrades to our billing and collections systems and complications associated with upgrades and other improvements to our billing and collections systems could have a material adverse effect on our revenues, cash flows and operating results.

We are continuously performing upgrades to our billing systems and expect to continue to do so during the remainder of 2009 and into 2010. In addition, we continuously work to improve our billing and collections performance through process upgrades, organizational changes and other improvements. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of these changes, including a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. These changes could also have an adverse impact on the claims review required by the corporate integrity agreement applicable to the centers acquired from Gambro Healthcare, described below. The failure to successfully implement the upgrades to the billing and collection systems and other improvements could have a material adverse effect on our revenues, cash flows and operating results.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Fresenius Medical Care, Baxter Healthcare Corporation, NxStage and others or to which we have committed obligations to make purchases including Gambro Renal Products. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. For example, in February 2008, Baxter Healthcare Corporation proceeded with a recall and ceased further sales of heparin, a pharmaceutical used in the treatment of dialysis patients. As a result of the recall, there was only one remaining supplier of heparin and the cost to purchase heparin significantly increased. While an alternative supplier has entered the market, it is not clear that they can meet our full demand. It is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2009, these cash bonuses would total approximately $226 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1-31, 2009	—	$—	—	$121.5
August 1-31, 2009	—	—	—	121.5
September 1-30, 2009	1,108,784	56.25	1,108,784	59.1

Total	1,108,784	$56.25	1,108,784

(1)

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. On November 3, 2009, we announced that the Board of Directors authorized an increase of an additional $500 million for share repurchases of our common stock. For the first nine months of 2009, we repurchased a total of 1,853,184 shares of our common stock for a total of $94.4 million, or an average price of $50.93 per share.

(2)

From October 1, 2009 through October 7, 2009, we repurchased an additional 1,049,435 shares of our common stock for $59.1 million, or an average price of $56.32 per share. We have not repurchased any additional shares of our common stock from October 8, 2009 through November 5, 2009 under the latest Board authorization that was approved on October 8, 2009. Therefore, the total outstanding authorization for share repurchases as of November 5, 2009 was $500 million.

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/S/ JAMES K. HILGER
James K. Hilger
Vice President and Controller*

Date: November 5, 2009

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.