Form 10-K
period 2009-12-31
DAVITA INC
filed 2010-02-25
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended

December 31, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the number of shares of the Registrant’s common stock outstanding was approximately 104.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.1 billion.

As of January 29, 2010, the number of shares of the Registrant’s common stock outstanding was approximately 103.2 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $6.2 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2010 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview

DaVita is a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2009, we operated or provided administrative services to 1,530 outpatient dialysis centers located in 43 states and the District of Columbia, serving approximately 118,000 patients. We also provide acute inpatient dialysis services in approximately 720 hospitals and related laboratory services. Our dialysis and related lab services business accounts for approximately 95% of our consolidated net operating revenues. Other ancillary services and strategic initiatives currently account for approximately 5% of our consolidated net operating revenues and relate primarily to our core business of providing renal care services.

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

Since 1972, the federal government has provided universal payment coverage for dialysis treatments under the Medicare ESRD program regardless of age or financial circumstances. Under this system, Congress establishes Medicare rates for dialysis treatments, related supplies, lab tests and medications. Approximately 88% of our total patients are under government-based programs, with approximately 80% of our patients under Medicare and Medicare-assigned plans.

ESRD patient base

There are more than 358,000 ESRD dialysis patients in the United States according to the latest information published by the United States Renal Data System. The recent historical compound annual growth rate in the number of ESRD dialysis patients has been approximately 3%-4%. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

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

Some ESRD patients may perform home-based hemodialysis in their home or residence through the use of a hemodialysis machine designed for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, in some cases in our outpatient dialysis centers, in connection with treatments. Home-based hemodialysis is typically performed with greater frequency than dialysis treatments performed in outpatient dialysis centers and on varying schedules.

Hospital inpatient hemodialysis services are required for patients with acute kidney failure resulting from trauma, patients in early stages of ESRD, and ESRD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.

•	Peritoneal dialysis

Peritoneal dialysis uses the patient’s peritoneal, or abdominal, cavity to eliminate fluid and toxins. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. A patient generally performs peritoneal dialysis at home. Because it does not involve going to an outpatient dialysis center three times a week for treatment, peritoneal dialysis is an alternative to hemodialysis for patients who desire more freedom and flexibility in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are unable to perform the necessary procedures and those at greater risk of peritoneal infection.

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

Services we provide

Dialysis and Related Lab Services

Outpatient dialysis services

As of December 31, 2009, we operated or provided administrative services to 1,530 outpatient dialysis centers in the United States that are designed specifically for outpatient hemodialysis. In 2009, we added a net total of 81 outpatient dialysis centers primarily as a result of acquisitions and the opening of new centers, net of center closures and divestitures. This represented a total increase of approximately 6% to our overall network of outpatient dialysis centers.

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

Many of our outpatient dialysis centers offer services for dialysis patients who prefer and are able to receive either hemodialysis treatments in their homes or peritoneal dialysis. Home-based dialysis services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either hemodialysis at home or peritoneal dialysis.

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients which would directly or indirectly obligate a patient to use or continue to use our dialysis services, or which would give us any preferential rights other than those related to collecting payments for our services. Our total patient turnover averages approximately 30% per year. However, in 2009 the overall number of patients that we treated increased by approximately 6%, primarily from continued growth within the industry, lower mortality rates and the opening of new centers and acquisitions.

Hospital inpatient dialysis services

We provide hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 720 hospitals. We render these services for a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. Hospital inpatient hemodialysis services are required for patients as discussed above. In 2009, hospital inpatient hemodialysis services accounted for approximately 5% of our total dialysis treatments.

ESRD laboratory services

We own two separately incorporated, licensed, clinical laboratories, both located in Florida, specializing in ESRD patient testing. These specialized laboratories provide routine laboratory tests primarily covered by the Medicare composite payment rate for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratories provide these tests predominantly for our network of ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other diseases a patient may have. Our laboratories utilize information systems which provide information to our dialysis centers regarding critical outcome indicators.

Management services

We currently operate or provide management and administrative services to 32 outpatient dialysis centers that are either wholly-owned by third parties or centers in which we own an equity investment, under management and administrative services agreements. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the centers.

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, which currently account for approximately 5% of our total consolidated net operating revenues, consist of the following:

•

Pharmacy services.    DaVita Rx is a pharmacy that provides oral medications to DaVita’s patients with ESRD. The main objectives of the pharmacy are to improve clinical outcomes by facilitating increased patient compliance and to provide our patients a convenient way to fill their prescription needs. Revenues are recognized as prescriptions are filled and shipped to patients.

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

•

Disease management services.    VillageHealth provides advanced care management services to health plans and government agencies for employees/members diagnosed with Chronic Kidney Disease (CKD) or ESRD. Through a combination of clinical coordination, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. VillageHealth also provided full service health care plans for ESRD patients during 2009 and 2008. As of December 31, 2009, VillageHealth discontinued providing full service health care plans for ESRD patients.

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

•

Physician services.    DaVita Nephrology Partners offers practice management and administrative services to physicians who specialize in nephrology under management and administrative services agreements. Practice management and administrative services typically include operations management, IT support, billing and collections, credentialing and coding, and other support functions. Management fees generated from providing practice management and administrative services to physician practices are recognized as earned typically based upon cash collections generated by the practices.

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

We employ over 160 clinical service specialists. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our facilities. Our physician leadership in the Office of the Chief Medical Officer (OCMO) includes five senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management, composed of seven physicians with extensive experience in clinical practice in addition to the members of OCMO and five Group Medical Directors. The Physician Council and Group Medical Directors represent both private and academic centers. The Physician Council provides strategic input regarding the outcomes of current clinical programs and on new programs that should be considered for development.

Sources of revenue—concentrations and risks

Our dialysis and related lab services business revenues represent 95% of our total consolidated net operating revenues with the balance of our revenues from ancillary services and strategic initiatives. Dialysis and related lab services revenues are derived from providing dialysis treatments, the administration of pharmaceuticals, related laboratory services and management fees generated from providing management and administrative services to certain outpatient dialysis centers.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following table summarizes our dialysis and related lab services revenues by source for the year ended December 31, 2009:

Revenue percentages
Medicare and Medicare-assigned plans	57%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	2%

Total government-based programs	65%
Commercial (including hospital inpatient dialysis services)	35%

Total dialysis and related lab services revenues	100%

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2009:

Revenue percentages
Outpatient hemodialysis centers	84%
Peritoneal dialysis and home-based hemodialysis	11%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Medicare revenue

Under the Medicare ESRD program, payment rates for dialysis are established by Congress. The Medicare composite rate currently set by CMS, pays dialysis providers for services provided to Medicare beneficiaries under two methods: (1) the composite payment which includes a base payment, adjusted for case-mix which links payments more closely with illness severity and regional geography differences, and a drug add-on payment, which is updated annually to account for changes in drug prices and utilization and (2) separately billable drug reimbursement. Thus, dialysis providers receive a composite payment rate per treatment to cover routine dialysis services, certain pharmaceuticals, routine lab work, and other supplies, as well as a separate payment for pharmaceuticals, which include Epogen®, or EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements that are not included in the composite payment rate. Pharmaceuticals are generally paid at average sale price, or ASP, plus 6% based upon prices set by Medicare. The Medicare payment rates that are paid to us, including payments for separately billable drugs, are not sufficient to cover our average cost of providing a dialysis treatment.

ESRD patients receiving dialysis services become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan.

Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, which includes a three month waiting period, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the commercial insurance plan rate to the Medicare payment rate.

For each covered treatment, Medicare pays 80% of the amount set by the Medicare system. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients, who do not qualify for Medicaid but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the 20% portion of the ESRD composite rate that Medicare does not pay. However, we are able to recover some portion of this outstanding balance from Medicare through an established cost reporting process by filing a Medicare bad debt claim for each center for which Medicare treatments are not profitable according to the center’s Medicare cost report.

The Medicare composite payment rates set by Congress for dialysis treatments that were in effect for 2009 were between $150 and $167 per treatment, with an average rate of $159 per treatment. Medicare payment rates for dialysis services, historically, have not been routinely increased to compensate for the impact of inflation, which negatively impacts our margins as patient care costs continue to rise. In July 2008, the Medicare Improvements for Patients and Providers Act for 2008, or MIPPA, was passed by Congress. The legislation provided for an increase in the composite rate of 1% which went into effect on January 1, 2009 and an additional 1% which went into effect on January 1, 2010. MIPPA also introduced a new payment system for dialysis services which in part provides for a new single bundled payment rate which, as currently proposed, would be adjusted annually for inflation based upon a market basket index, less 1% of such index, beginning in 2012.

The new payment system for dialysis services under MIPPA begins in January 2011 and provides that ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment. On September 15, 2009, the Centers for Medicare and Medicaid Services, or CMS, released the proposed rule regarding the new bundled payment rate system. The initial 2011 bundled rate is required to be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. Among other things, the proposed rule requires dialysis facilities to provide certain oral medications but does not provide funding sufficient to cover our costs for those medications. In addition, all laboratory tests ordered by nephrologists would be included in the bundle, whether or not the laboratory tests are related to the ESRD treatment, without funding sufficient to cover our costs for those tests. The proposed rule also includes an expanded list of case-mix adjustors, many of which may be difficult or impossible for dialysis clinics to track, consequently reducing the payment rate for ESRD treatments. The proposed rule also introduced a transition adjustment that would reduce payments to providers by 3%. The combined effect of the adjustments provided in the proposed rule would result in a bundled rate that represents a significantly greater than 2% reduction in the payment rate that we would have received for our services prior to bundling. Also, beginning in 2012, the proposed rule provides that 2% of payments due to providers will be set aside subject to provider satisfaction of certain quality standards. A failure to achieve the required quality standards will result in the forfeiture of the 2% reserve. Dialysis providers have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years. If the new bundled payment rate system is implemented as proposed, it could have a material adverse effect on our revenues, earnings and cash flows.

We participate in two Medicare demonstration programs through a contract with CMS. One program is an ESRD demonstration program that started in January 2006. It was originally contracted for a four year term and the term was extended by one year in 2009 until December 2010. The revenue is capitated for all medical services required by enrollees in the program. We are at risk for all medical costs of the program in excess of the capitation payments. The other program is a CKD/ESRD demonstration program which started in November 2008 and will continue for three years. We are paid a management fee for program enrollees relating to CKD and ESRD disease states. Management fee revenues are subject to retraction if medical cost savings targets are not met.

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

Commercial revenues

Before Medicare becomes the primary payor, a patient’s commercial insurance plan, if any, is responsible for payment of the dialysis services provided. Although commercial payment rates vary significantly, average commercial payment rates are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors include a single lump-sum per treatment, referred to as bundled rates and separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as fee for service rates. Commercial payment rates are typically the result of negotiations between us and insurers or third-party administrators, but also include non-contracted or out-of-network payment rates as well. Our out-of-network payment rates are on average higher than in-network payment rates. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. In addition, if there are sustained or increased job losses in the United States as a result of current economic conditions, or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients under commercial plans.

Approximately 35% of our dialysis and related lab services revenues and 12% of our patients were associated with commercial payors for the year ended December 31, 2009. Less than 1% of our dialysis and related lab services payments are due directly from patients. No single commercial payor accounted for more than 5% of total dialysis and related lab services revenues for the year ended December 31, 2009.

Revenue from EPO and other pharmaceuticals

Approximately 30% of our total dialysis and related lab services revenues for the year ended December 31, 2009 are associated with the administration of physician-prescribed pharmaceuticals that improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, vitamin D analogs and iron supplements.

EPO is an erythropoiesis stimulating agent, or ESA, genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, which is currently separately billable under the Medicare payment program until January 1, 2011, at which time it will be included as part of the new bundled payment rate, accounted for approximately 20% of our dialysis and related lab services revenues for the year ended December 31, 2009. Changes in the levels of physician-prescribed EPO and commercial and government payment rates related to EPO can significantly influence our revenues and operating income.

Furthermore, EPO is produced by a single manufacturer, Amgen, which can unilaterally increase its price for EPO at any time during the term of our agreement with them. Any interruption of supply or product cost increases could adversely affect our operations. In 2009, we experienced an increase in the cost of EPO of approximately 2%. Our agreement with Amgen also provides for specific rebates based on a combination of factors, including process improvement and data submission.

In the past there has been significant government scrutiny regarding anemia management practices for ESRD patients in the United States, initially prompted by risks identified in certain patient populations that utilize EPO and similar pharmaceuticals. Following congressional hearings, the FDA required warning labels for EPO and Aranesp®, an ESA also produced by Amgen, and CMS changed EPO reimbursement amounts and payment coverage policies which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. The FDA held additional hearings to revisit these label changes as they apply to ESRD and has indicated that they will convene in 2010 to further review ESA labeling. In addition, HHS and CMS have given notice that a meeting of the Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, will be convened on March 24, 2010 to review policies around the administration of ESAs, including, among other things, an evaluation of the efficacy of certain hemoglobin targets in CKD patients. These meetings could result in further restrictions on the utilization and reimbursement for ESAs which could result in decreased EPO utilization. Practice guidelines may continue to change as anemia management practices are scrutinized. Even though we believe our anemia management practices have been compliant with existing laws and regulations, we may be subject to further inquiries from a variety of government bodies as these payment policies and practicing guidelines evolve.

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home and at which his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of our outpatient dialysis centers. Over 3,400 nephrologists currently refer patients to our dialysis centers. As is typical in the dialysis industry, one or a few physicians, including the dialysis center’s medical director, usually account for all or a significant portion of a dialysis center’s patient referral base. Our medical directors provide a substantial portion of our patient referrals. If a significant number of physicians were to cease referring patients to our dialysis centers, our business could be adversely affected.

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director who is a licensed physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our dialysis centers. At some dialysis centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 1,300 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, among others.

Our medical director contracts generally include covenants not to compete. Also, when we acquire a dialysis center from one or more physicians or where one or more physicians own minority interests in our dialysis centers, these physicians have agreed to refrain from owning interests in other competing centers within a defined geographic area for various time periods. These agreements not to compete restrict the physicians from owning or providing medical director services to other dialysis centers, but do not prohibit the physicians from referring patients to any dialysis center, including competing centers. Many of these agreements not to compete continue for a period of time beyond expiration of the corresponding medical director agreements, although some expire at the same time as the medical director agreement. Occasionally, we experience competition from a new dialysis center established by a former medical director following the termination of his or her relationship with us.

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
•

Fines, damages and monetary penalties for anti-kickback law violations, Stark Law violations, submission of false claims, civil or criminal liability based on violations of law or other failures to meet regulatory requirements;

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

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On April 15, 2008, CMS issued new regulations for Medicare certified ESRD facilities to provide dialysis services, referred to as Conditions for Coverage. The Conditions for Coverage were effective October 14, 2008, with some provisions having a phased in implementation date of February 1, 2009. The new regulations are patient, quality and outcomes focused. Among other things, they establish performance expectations for facilities and staff, eliminate certain procedural requirements, and promote continuous quality improvement and patient safety measures. We have established an interdisciplinary work group to facilitate implementation of the Conditions of Coverage and have developed comprehensive auditing processes to monitor ongoing compliance. We continue to assess the impact these changes will have on our operating results.

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

Federal criminal penalties for the violation of the anti-kickback statute include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the anti-kickback statute are punishable by imprisonment for up to five years and fines of up to $250,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals.

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

We own a controlling interest in numerous dialysis related joint ventures, which represented approximately 16% of our dialysis and related lab services revenues. In addition, we also own equity investments in several other dialysis related joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfies all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case-by-case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We lease space for approximately 470 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 170 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

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

Stark Law

Another federal law, known as the “Stark Law”, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services, or DHS, from referring Medicare patients to such entities for the furnishing of such services, unless an exception applies. Stark Law DHS include home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the DHS entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; unlike the federal anti-kickback statute, intent to induce referrals is not required. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition. Stark Law violations also can form the basis for False Claims Act liability. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

CMS has adopted implementing regulations under the Stark Law collectively, Stark Regulations. CMS has not yet adopted implementing regulations regarding application of the Stark Law to Medicaid, but has indicated that it anticipates issuing additional regulations regarding the application of the Stark Law to Medicaid referrals.

The definition of DHS under the Stark Law excludes services paid under a composite rate, even if some of the components bundled in the composite rate are DHS. Since most services furnished to Medicare beneficiaries provided in our dialysis centers are reimbursed through a composite rate, the services performed in our facilities generally are not DHS, and the Stark Law referral prohibition does not apply to those services. The definition of

DHS also excludes inpatient dialysis performed in hospitals that are not certified to provide ESRD services. Consequently, our arrangements with such hospitals for the provision of dialysis services to hospital inpatients do not trigger the Stark Law referral prohibition.

In addition, although prescription drugs are DHS, there is an exception in the Stark Regulations for EPO and other specifically enumerated dialysis drugs when furnished in or by an ESRD facility, in compliance with the anti-kickback statute and applicable billing requirements. The exception is available only for drugs included on a list of CPT/HCPCS codes published by CMS, and in the case of home dialysis, the exception applies only to EPO, Aranesp® and equivalent drugs dispensed by the facility for use at home. While we believe that most drugs furnished by our dialysis centers are covered by the exception, dialysis centers may administer drugs that are not on the list of CPT/HCPCS codes and therefore do not meet this exception. In order for a physician who has a financial relationship with a dialysis center to order one of these drugs from the center and for the center to obtain Medicare reimbursement, another exception must apply.

We have entered into several types of financial relationships with referring physicians, including compensation arrangements. We believe that the compensation arrangements under our medical director agreements satisfy the personal services compensation arrangement exception to the Stark Law. While we believe that compensation under our medical director agreements, which is the result of arm’s length negotiations, results in fair market value payments for medical director services, an enforcement agency could nevertheless challenge the level of compensation that we pay our medical directors. If the arrangement does not meet a Stark Law exception, we could in the future be required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.

Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. The Stark Law provides an exception for lease arrangements if specific requirements are met. We believe that our leases and subleases with referring physicians satisfy the requirements for this exception.

Some medical directors and other referring physicians may own our common stock. We believe that these interests satisfy the Stark Law exception for investments in large publicly traded companies.

Some of our referring physicians also own equity interests in entities that operate our dialysis centers. None of the Stark Law exceptions applicable to physician ownership interests in entities to which they make DHS referrals applies to the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, these dialysis centers cannot bill Medicare for DHS referrals from physician owners. If the dialysis centers bill for DHS referred by physician owners, the dialysis center would be subject to the Stark Law penalties described above.

While we believe that most of our operations do not implicate the Stark Law, and that to the extent that our dialysis centers furnish DHS, they either meet an exception or do not bill for services that do not meet a Stark Law exception, if CMS determined that we have submitted claims in violation to the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for DHS from these physicians. Any such penalties and restructuring could have a material adverse effect on our operations.

If any of our business transactions or arrangements, including those described above, were found to violate the federal anti-kickback statute of Stark Law, we could face criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our earnings.

Fraud and abuse under state law

Many states in which we operate dialysis centers have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could be interpreted as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some state anti-kickback statutes also include civil and criminal penalties. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in DaVita limited solely to publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could negatively affect the decision of referring physicians to refer patients to our centers.

The False Claims Act

The federal False Claims Act, or FCA, is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties on any person who:

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

The penalties for a violation of the FCA range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each such claim. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Although still subject to dispute, several courts have also determined that a violation of the federal anti-kickback statute can form the basis for liability under the FCA, and filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act) (collectively referred to as HIPAA), requires us to provide certain protections to patients and their health information (Protected Health Information, or PHI). HIPAA requires us to afford patients certain rights regarding their PHI, and to limit uses and disclosure of their PHI existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical, and technical safeguards with respect to electronic PHI. We believe our HIPAA Privacy and Security Program sufficiently addresses HIPAA requirements.

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

Corporate compliance program

We have implemented a company-wide corporate compliance program as part of our commitment to comply with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

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

When evaluating the effectiveness of our corporate compliance program, we take into consideration a number of factors, including favorable results under various government inquiries and adherence to industry standards.

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

Corporate Integrity Agreement

On December 1, 2004, Gambro Healthcare, Inc, which we acquired in October 2005, entered into a settlement agreement with the Department of Justice and other agencies of the United States government relating to the Department of Justice’s investigation of Gambro Healthcare’s Medicare and Medicaid billing practices and its relationships with physicians and pharmaceutical manufacturers. In connection with the settlement agreement, Gambro Healthcare, without admitting liability, entered into a five-year corporate integrity agreement with the Office of the Inspector General, U.S. Department of Health and Human Services, or OIG. The centers we acquired from Gambro Healthcare were subject to the corporate integrity agreement. The corporate integrity agreement expired by its own terms on November 30, 2009. We submitted our final annual report to the OIG on January 14, 2010. On February 16, 2010, we were informed by the OIG that it has reviewed our final annual report and determined that DVA Renal Healthcare (formerly Gambro Healthcare) complied with the terms of the corporate integrity agreement during the final reporting period and that the Fifth Annual Report is complete. The five year term of the corporate integrity agreement has now concluded and DVA Renal Healthcare is no longer subject to its terms.

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

Capacity and location of our centers

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical outpatient center by us generally requires approximately $2.0 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after certification and normally reaches maturity within three to five years. Acquiring an existing center requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable. To a limited extent, we enter into agreements to provide management and administrative services to dialysis centers in which we either own an equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed operations.

The table below shows the growth of our Company by number of dialysis centers.

	2009	2008	2007		2006		2005
Number of centers at beginning of year	1,449	1,359	1,300		1,233		658
Acquired centers	19	20	16		26		609	(1)
Developed centers	78	86	64		55		46
Net change in centers with management and administrative services agreements*	8 (4)	1	(15	)(3)	—		4	(1)
Divested and closed centers	(8)	(9)	(4)		(5	)(2)	(72	)(1)
Merged into existing center**	(16)	(8)	(2)		(9)		(12)

Number of centers at end of year	1,530	1,449	1,359		1,300		1,233

(1)	566 centers were added, including 11 centers under management and administrative services agreements, as a result of the DVA Renal Healthcare acquisition and 74 centers were divested in connection with this acquisition, including three centers under management and administrative services agreements.
(2)	Three centers were divested in connection with the acquisition of DVA Renal Healthcare.
(3)	In November 2007, one of our management and administration service agreements was terminated, in which we provided management and administrative services to 20 dialysis centers.
(4)	During 2009, we made equity investments in 6 centers and we entered into 2 additional management and administrative service agreements.

*	Represents dialysis centers in which we either own an equity investment, or are wholly-owned by third parties.
**	Represents dialysis centers that were closed and the majority of patients were retained and transferred to other existing dialysis centers.

As of December 31, 2009, we operated or provided administrative services to 1,530 outpatient dialysis centers, of which 1,498 are consolidated in our financial statements. Of the remaining 32 dialysis centers, we own an equity investment in 15 centers and provide management and administrative services to 17 dialysis centers that are wholly-owned by third parties. The locations of the 1,498 dialysis centers consolidated in our financial statements at December 31, 2009 were as follows:

State	Centers	State	Centers	State	Centers
California	185	New York	33	Nebraska	13
Florida	130	Indiana	32	Wisconsin	13
Texas	121	Oklahoma	30	Massachusetts	12
Georgia	97	Colorado	28	Arkansas	9
Ohio	66	Kentucky	26	District of Columbia	9
Pennsylvania	62	Louisiana	25	Idaho	8
North Carolina	57	Arizona	23	Utah	4
Virginia	55	New Jersey	23	Mississippi	3
Michigan	52	South Carolina	22	New Mexico	3
Maryland	49	Washington	20	South Dakota	3
Illinois	48	Connecticut	19	West Virginia	3
Minnesota	38	Kansas	18	Delaware	2
Alabama	37	Nevada	16	North Dakota	2
Tennessee	36	Iowa	15	New Hampshire	1
Missouri	35	Oregon	15

Competition

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We continue to face increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and for individual patients. Acquisitions and patient retention are an important part of our growth strategy and our business could be adversely affected if we are not able to continue to make acquisitions on reasonable terms or if we face significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, we experience competitive pressures in connection with negotiating contracts with commercial healthcare payors.

The two largest dialysis companies, Fresenius Medical Care, or Fresenius, and our company, account for approximately 62% of outpatient dialysis patients in the United States. Approximately 42% of the centers not owned by us or Fresenius are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. Fresenius has been one of our largest suppliers of dialysis products. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. In addition, in August 2006, we also entered into a product supply agreement with Gambro Renal Products that requires us to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in the categories generally offered by Fresenius and Gambro Renal Products represent approximately 4% of our total operating expenses. During 2009, we purchased hemodialysis products and supplies from Gambro Renal Products representing approximately 2% of our total operating expenses.

Teammates

As of December 31, 2009, we had approximately 34,000 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	14,000
• Other patient care and center support staff and laboratory personnel	15,000
• Corporate, billing and regional administrative staff	5,000

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

Approximately 35% of our dialysis and related lab services revenues for the year ended December 31, 2009 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating agreements with our commercial payors, and payors are aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. We expect that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some commercial payors, our centers are designated as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. Commercial payors may restructure their benefits to create disincentives for patients to select or remain with out-of-network providers or may decrease payment rates for out-of-network providers. We, along with others in the kidney care community, are resisting attempts to limit access to out-of-network providers through regulatory, legislative and legal means. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely as a result of improved mortality and the current economic recession which has a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States as a result of current economic conditions, we could experience a decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program, including the implementation of a bundled payment system under MIPPA and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis and related lab services revenues for the year ended December 31, 2009 was generated from patients who have Medicare as their primary payor. Currently, the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, are separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment. On September 15, 2009, CMS released the proposed rule regarding the new bundled payment rate system. If the new bundled payment rate system is implemented as proposed, it could have a material adverse effect on our revenues, earnings and cash flows. The initial 2011 bundled rate is required to be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. Among other things, the proposed rule requires dialysis facilities to provide certain oral medications but does not provide funding sufficient to cover our costs for those medications. In addition, all laboratory tests ordered by nephrologists would be included in the bundle, whether or not the laboratory tests are related to ESRD treatment, without funding sufficient to cover our costs for those tests. The proposed rule also includes an expanded list of case-mix adjustors, many of which may be difficult or impossible for dialysis clinics to track, consequently reducing the payment rate for ESRD treatments. The proposed rule also introduced a transition adjustment that would reduce payments to providers by 3%. The combined effect of the adjustments provided in the proposed rule would result in a bundled rate that represents a significantly greater than 2% reduction in the payment rate that we would have received for our services prior to bundling. The proposed rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less 1% of such index, beginning in 2012. Also, beginning in 2012, the proposed rule provides that 2% of payments due to providers will be set aside subject to provider satisfaction of certain quality standards. A failure to achieve the required quality standards will result in the forfeiture of the 2% reserve. Dialysis providers have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years. Because the bundled rates that will take effect in 2011 have not been set, we cannot predict whether we will be able to reduce our operating costs at a level that will offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement for services we provide to Medicare patients, it could have a material adverse effect on our revenues, earnings and cash flows. We also cannot predict whether we will be able to implement the requirements of the final rule within the time frames set in the final rule or whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified to comply with the final rule.

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

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 15% of our dialysis and related lab services revenues for the year ended December 31, 2009, was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the Veterans Health Administration, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to their related programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions. In January 2009, the Department of Veterans Affairs informally adopted a policy to reduce payment rates for dialysis services to Medicare rates. The informal policy was subsequently withdrawn in July 2009. On February 17, 2010, the Department of Veterans Affairs formally proposed a rule which would materially reduce their payment rates for dialysis services to equal Medicare rates. The proposed rule is subject to a 60 day comment period and we expect to participate in the comment process. We cannot predict when or if the final rule will be effective or what will be included in the final rule. If the proposed rule is implemented in its current form, it will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of a decrease in the number of patients covered by the Veterans Health Administration that we service. Approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2009 was generated by the Veterans Health Administration. While we cannot predict whether the Department of Veterans Affairs or any other government programs will be successful in reducing their payment rates or the timing of potential reductions, any such reduction could have a material adverse effect on our revenues, earnings and cash flows.

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

Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis and related lab services revenues for the year ended December 31, 2009, with EPO accounting for approximately 20% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of the utilization of erythropoeisis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD and has indicated that they will convene in 2010 to further review ESA labeling. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, HHS and CMS have given notice that a meeting of the Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, will be convened on March 24, 2010 to review policies around the administration of ESAs, including, among other things, an evaluation of the efficacy of certain hemoglobin targets in CKD patients. These meetings could result in further restrictions on the utilization and reimbursement for ESAs which could result in decreased EPO utilization. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time during the term of our agreement with Amgen. Future increases in the cost of EPO without corresponding increases in payment rates for EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Our agreement with Amgen for EPO includes potential rebates which depend upon the achievement of certain criteria. We cannot predict whether we will continue to receive the rebates for EPO that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Our agreement with Amgen provides for specific rebates off of list price based on a combination of factors, including process improvement and data submission. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include our ability to develop and implement certain process improvements and track certain data elements. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows. Our agreement with Amgen terminates on December 31, 2010. We cannot predict whether any new agreement with Amgen will include the same or similar rebates as provided in our current agreement.

We are the subject of a number of inquiries by the federal government, any of which could result in substantial penalties against us.

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri and the U.S. Attorney’s Office for the Eastern District of Texas. We are cooperating with the U.S. Attorney’s Offices with respect to each of the subpoenas and producing the requested records. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. See Note 16 to our consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other ESAs, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding pharmaceutical utilization and reimbursement. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s Office for the Northern District of Georgia relates to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit, EPO and other related matters. The subpoena from the U.S. Attorney’s Office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. The subpoena from the Office of Inspector General in Houston, Texas requests records relating to EPO claims submitted to Medicare. In addition, in February 2008 the Attorney General’s Office for the State of Nevada notified us that Nevada Medicaid intends to conduct audits of ESRD dialysis providers in Nevada relating to the billing of pharmaceuticals, including EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows. See Note 16 to our consolidated financial statements for additional information regarding these inquiries and subpoenas.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law physician self-referral prohibition and analogous state referral statutes, the federal False Claims Act, or FCA, and federal and state laws regarding the collection, use and disclosure of patient health information. The Medicare and Medicaid reimbursement rules related to claims submission, licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from any of these requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification and recoupments or voluntary repayments.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and physician self-referral law (Stark Law). However, the laws and regulations in this area are complex and subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, recent amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows.

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

As of December 31, 2009, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 16% of our dialysis and related lab services revenues for the year ended December 31, 2009. In addition, we also owned equity interests in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures. See Note 16 to our consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 118,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. For example, during 2009 and 2008, several of our strategic initiatives generated net operating losses and are expected to generate net operating losses in 2010. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business.

If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, it would have a material adverse effect on our revenues, earnings and cash flows.

We believe that physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical director of the center. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center. Neither our current nor former medical directors have an obligation to refer their patients to our centers. If a medical director agreement terminates, whether before or at the end of its term, and a new medical director is appointed, it may negatively impact the former medical director’s decision to treat his or her patients at our center. If we are unable to enforce noncompetition provisions contained in the terminated medical director agreements, former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. Also, if the quality of service levels at our centers deteriorates, it may negatively impact patient referrals and treatment volumes.

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

The current economic recession could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses in the United States as a result of current economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slow down in collections and a reduction in the amounts we expect to collect. In addition, if the current uncertainty in the financial markets continues, the variable interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities or to obtain other forms of financing in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

If we are not able to continue to make acquisitions on reasonable terms, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We continue to face increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. Acquisitions, patient retention and medical director retention are an important part of our growth strategy. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, Fresenius, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. If we are not able to continue to make acquisitions on reasonable terms, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

The level of our current and future debt could have an adverse impact on our business and our ability to generate cash to service our indebtedness depends on many factors beyond our control.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. Our Senior Secured Credit Facilities are secured by substantially all of our and our wholly-owned subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all. If additional debt financing is not available when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service our indebtedness.

We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of December 31, 2009, we had approximately $1.9 billion outstanding borrowings under our Senior Secured Credit Facilities, which bears interest at a variable rate. Approximately $0.4 billion of this outstanding debt is subject to interest rate swaps which have the economic effect of fixing the interest rate on an equivalent portion of our debt. The remaining variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of 1.74% at December 31, 2009. As of December 31, 2009, the interest rates were economically fixed on approximately 21% of our variable rate debt and approximately 59% of our total debt. In addition, we have approximately $198 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate plus an interest rate margin of 1.50%. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities would reduce net income by approximately $9.9 million, for the next twelve months given our current interest rates in effect at December 31, 2009. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

If there are shortages of skilled clinical personnel or if we experience a higher than normal turnover rate, we may experience disruptions in our business operations and increases in operating expenses.

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other health care providers. This nursing shortage may limit our ability to expand our operations. In addition, changes in certification requirements for skilled clinical personnel can impact our ability to maintain sufficient staff levels to the extent our teammates are not able to meet new requirements or competition for qualified individuals increases. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

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

We are continuously performing upgrades to our billing systems and expect to continue to do so during 2010. In addition, we continuously work to improve our billing and collections performance through process upgrades, organizational changes and other improvements. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of these changes, including a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. The failure to successfully implement the upgrades to the billing and collection systems and other improvements could have a material adverse effect on our revenues, cash flows and operating results.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Fresenius Medical Care, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro Renal Products. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, and we are not able to find adequate alternative sources, our revenues, earnings and cash flows could be substantially reduced. For example, a recall of heparin by Baxter Healthcare Corporation in 2008 resulted in only one remaining supplier of heparin and the cost to purchase heparin significantly increased. While an alternative supplier has entered the market, it is possible that our heparin costs may continue to increase and since there is no separate reimbursement for this drug under Medicare, cost increases have a direct impact on our profitability. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

The administration of dialysis and related services to patients may subject us to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes and professional and general liability claims. In addition, we have received several notices of claims from commercial payors and other third parties related to our historical billing practices and the historical billing practices of the centers acquired from Gambro Healthcare and other matters related to their settlement agreement with the Department of Justice. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations, and cash flows. We currently maintain programs of general and professional liability insurance. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of our insurance coverage could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2009, these cash bonuses would total approximately $235 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the land and buildings for 25 of our dialysis centers. We also own the buildings for six other dialysis centers and the building at one of our Florida labs and we own one separate land parcel and sublease a total of six properties to third party tenants. Our remaining dialysis centers are located on premises that we lease.

Our leases generally cover periods from five to ten years but in some cases can extend for 15 years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 500 to 30,000 square feet, with an average size of approximately 6,800 square feet.

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
Corporate Headquarters*	Denver, CO	69,000	2012
Administrative Office	Vernon Hills, IL	29,000	2013
Administrative Office	Berlingame, CA	3,700	2012
Administrative Office	Norfolk, VA	20,000	2015
Administrative Office	Washington, DC	5,000	2013
Administrative Office	Tempe, AZ	11,000	2016
Administrative Office	Washington, DC	2,000	2013
Administrative Office	Washington, DC	5,000	2013
Business Office	El Segundo, CA	61,000	2013
Business Office	Tacoma, WA	215,000	2013 through 2021
Business Office	Berwyn, PA	57,000	2012
Business Office	Lakewood, CO	82,000	2012
Business Office	Brentwood, TN	95,000	2011
Business Office	Irvine, CA	65,000	2015
DaVita Rx	Orlando, FL	17,000	2013
DaVita Rx	Coppell, TX	53,000	2013
DaVita Rx	San Bruno, CA	7,000	2015
Lab Warehouse	DeLand, FL	11,000	2015
Laboratory	DeLand, FL	40,000	Owned
Laboratory	DeLand, FL	20,000	2013
Laboratory	Ft. Lauderdale, FL	43,000	2015
Laboratory Administrative Office	DeLand, FL	23,000	2011

*	As previously announced, our corporate headquarters has been moved to Denver, Colorado. The new lease is effective on March 1, 2010.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers, although there can be no assurances in this regard. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Item 3.    Legal Proceedings.

Inquiries by the Federal Government

In December 2008, we received a subpoena for documents from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and Epogen® , or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. We have been in contact with the United States Attorney’s Office, or U.S.

Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and have been advised that this is a civil inquiry. On June 17, 2009, we learned that the allegations were made as part of a civil qui tam complaint filed by individuals and brought pursuant to the federal False Claims Act. The case remains under seal in the United States District Court for the Northern District of Georgia. We are cooperating with the inquiry and are producing the requested records. To our knowledge, no proceedings have been initiated by the federal government against us at this time. Although we cannot predict whether or when proceedings might be initiated, or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

In February 2007, we received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We are cooperating with the inquiry and are producing the requested records. We have been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and we were subsequently served with a complaint by the relator. We believe that there is some overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To our knowledge, no proceedings have been initiated by the federal government against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us and exclusion from future participation in the Medicare and Medicaid programs.

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

Several wage and hour claims have been filed against us in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, we were served with five separate complaints, including two in October 2008, by various former employees, each of which alleges, among other things, that we failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, failed to pay the correct amount of overtime, failed to pay the rate on the “wage statement,” and failed to comply with certain other California labor code requirements. We have reached a tentative settlement in the complaints served in February 2007 and December 2008 and one of the complaints served in October 2008. That settlement has been partially approved by the court and we are waiting for final court approval of the last part of the settlement. We intend to vigorously defend against the remaining claims and to vigorously oppose the certification of the remaining matters as class actions.

In August 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against us. The complaint also names as defendants Amgen Inc. and Fresenuis Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against us, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against us are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. On December 17, 2008, the Court dismissed the complaint and allegations in their entirety with permission of plaintiffs to amend the complaint. We were not named as a defendant in plaintiffs’ amended complaint. In June 2009, the Court dismissed the remainder of the case. Following the dismissal, plaintiffs filed a notice of appeal. The notice of appeal seeks review by the U. S. Court of Appeals for the Ninth Circuit of all of the district court’s dismissal rulings, including the ruling dismissing us as a defendant. We intend to continue to vigorously defend this claim.

In October 2007, we were contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed us that it was conducting a civil and criminal investigation of our operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed us that the civil and criminal investigation has been discontinued. The Attorney General’s Office further advised us that Nevada Medicaid intends to conduct audits of end stage renal disease (ESRD) dialysis providers in Nevada, including us, and that such audits will relate to the issues that were the subjects of the investigation. To our knowledge, no court proceedings have been initiated against us at this time. Any negative audit findings could result in a substantial repayment by us.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2009:
1st quarter	$53.04	$42.34
2nd quarter	49.56	42.36
3rd quarter	56.64	47.78
4th quarter	61.55	53.03
Year ended December 31, 2008:
1st quarter	$59.23	$42.48
2nd quarter	53.86	47.79
3rd quarter	60.01	52.64
4th quarter	56.75	42.66

The closing price of our common stock on January 29, 2010 was $59.76 per share. According to The Bank of New York, our registrar and transfer agent, as of January 29, 2010, there were 8,315 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
March 1—31, 2009	744,400	$43.01	744,400	$121.5
September 1—30, 2009	1,108,784	56.25	1,108,784	59.1
October 1—31, 2009	1,049,435	56.32	1,049,435	500.0

Total	2,902,619	$52.88	2,902,619

(1)	On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of repurchases of our common stock. On November 3, 2009, we announced that the Board of Directors authorized an increase of an additional $500 million for repurchases of our common stock.

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

Item 6.    Selected Financial Data.

The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report. The following table presents selected consolidated financial and operating data for the periods indicated. Effective January 1, 2009, we were required to present consolidated net income attributable to us and to noncontrolling interests on the face of the consolidated statement of income, which changed the presentation of minority interests (noncontrolling interests) in our consolidated statements of income. These consolidated financial results have been recast for all prior periods presented to reflect the retrospective application of adopting these new presentation and disclosure requirements for noncontrolling interests. The operating results of DVA Renal Healthcare are included in our operating results from October 1, 2005, and the operating results of the historical DaVita divested centers are reflected as discontinued operations in our consolidated statements of income for 2005.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share data)
Income statement data:
Net operating revenues(1)	$6,108,800	$5,660,173	$5,264,151	$4,880,662	$2,973,918
Operating expenses and charges(2)	5,168,529	4,791,077	4,355,240	4,103,089	2,485,052

Operating income	940,271	869,096	908,911	777,573	488,866
Debt expense(3)	(185,755)	(224,716)	(257,147)	(276,706)	(139,586)
Swap valuations gain, net(4)	—	—	—	—	4,548
Refinancing charges(5)	—	—	—	—	(8,170)
Other income, net(6)	3,708	12,411	22,460	13,033	8,934

Income from continuing operations before income taxes	758,224	656,791	674,224	513,900	354,592
Income tax expense	278,465	235,471	245,581	186,430	123,675

Income from continuing operations	479,759	421,320	428,643	327,470	230,917
Income from discontinued operations, net of tax(7)	—	—	—	1,747	14,376
Gain on disposal of discontinued operations, net of tax(7)	—	—	—	362	8,064

Net income	$479,759	$421,320	$428,643	$329,579	$253,357
Less: Net income attributable to noncontrolling interests(8)	$(57,075)	$(47,160)	$(46,865)	$(39,888)	$(24,714)

Net income attributable to DaVita Inc.	$422,684	$374,160	$381,778	$289,691	$228,643

Basic earnings per common share from continuing operations attributable to DaVita Inc.(7)	$4.08	$3.56	$3.61	$2.79	$2.06

Diluted earnings per common share from continuing operations attributable to DaVita Inc.(7)	$4.06	$3.53	$3.55	$2.73	$1.99

Weighted average shares outstanding:(10)
Basic	103,604,000	105,149,000	105,893,000	103,520,000	100,762,000

Diluted	104,168,000	105,940,000	107,418,000	105,793,000	104,068,000

Ratio of earnings to fixed charges(9)	3.58:1	3.01:1	2.92:1	2.38:1	2.86:1
Balance sheet data:
Working capital	$1,255,580	$965,233	$889,917	$597,324	$664,675
Total assets	7,558,236	7,286,083	6,943,960	6,491,816	6,279,762
Long-term debt	3,532,217	3,622,421	3,683,887	3,730,380	4,085,435
Total DaVita Inc. shareholders’ equity(10)	2,135,066	1,767,747	1,504,285	1,139,333	740,122

(1)	Net operating revenues include $3,771 in 2005 of Medicare lab recoveries relating to prior years’ services.

(2)	Operating expenses and charges include $55,275 in 2007 and $37,968 in 2006 of valuation gains on the alliance and product supply agreement with Gambro Renal Products, Inc. Operating expenses and charges in 2007 also includes $6,779 of gains from insurance settlements related to Hurricane Katrina and a fire that destroyed one center.
(3)	Debt expense in 2007 and 2006 includes the write-off of approximately $4.4 million and $3.3 million, respectively, of deferred financing costs associated with our principal prepayments on our term loans.
(4)	The swap valuation net gains of $4,548 in 2005 represented the accumulated fair value on several swap instruments that were ineffective as cash flow hedges, as a result of the repayment of our prior senior secured credit facilities, as well as changes in the fair values of these swaps until they were redesignated as hedges, and represent changes in the fair value of the swaps during periods in which there was no matching variable rate LIBOR-based interest payments.
(5)	Refinancing charges of $8,170 in 2005 represented the write-off of deferred financing costs associated with the extinguishment of our prior senior secured credit facilities.
(6)	Other income, net, includes $5,868 in 2007 of gains from the sale of investment securities.
(7)	During 2005, we divested a total of 71 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on October 4, 2005 in order for us to complete the acquisition of DVA Renal Healthcare. In addition, we completed the sale of three additional centers that were previously pending state regulatory approval in January 2006. The operating results of the historical DaVita divested and held for sale centers were reflected as discontinued operations in our consolidated financial statements for 2005.
(8)	Net income attributable to noncontrolling interests includes $1,747 in 2006, and $1,219 in 2005 of income from discontinued operations.
(9)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and the write-off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(10)	Share repurchases consisted of 2,902,619 shares of common stock for $153,495 in 2009, 4,788,881 shares of common stock for $232,715 in 2008 and 111,300 shares of common stock for $6,350 in 2007. Shares issued in connection with stock awards amounted to 2,104,304 in 2009, 1,314,074 in 2008, 2,480,899 in 2007, 2,620,125 in 2006 and 3,303,451 in 2005.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system which will lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Overview

We are a leading provider of dialysis services in the United States through a network of approximately 1,530 outpatient dialysis centers and approximately 720 hospitals, serving approximately 118,000 patients in 43 states. In 2009, our overall network of dialysis centers increased by 81 centers primarily as a result of opening new centers and acquisitions and the overall number of patients that we serve increased by approximately 5.5%.

Our stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes as measured by DQI have improved over each of the past three years. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States. In addition, over the past several years our teammate turnover has remained relatively constant, although in 2009 we did experience a decrease in our overall teammate turnover. We believe this was a major contributor to our continued clinical performance improvements and also a major driver in our ability to improve productivity in 2009. We will continue to focus on these stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

Approximately 95% of our 2009 consolidated net operating revenues were derived directly from our dialysis and related lab services business. Approximately 84% of our 2009 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 1,498 centers that we consolidate, which are either wholly-owned or majority-owned. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, and hospital inpatient hemodialysis services. These services collectively accounted for the balance of our 2009 dialysis and related lab services revenues. We also generate management fees from management and administrative services to certain third-party-owned dialysis centers and dialysis centers that we own an equity investment in. These management fees represent less than 1% of our dialysis and related lab services revenues.

Our other business operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. These consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. These services generated approximately $317 million of net operating revenues in 2009, or approximately 5% of our consolidated net operating revenues. Overall our ancillary services and strategic initiatives decreased their operating losses from $30 million in 2008 to $18 million in 2009, primarily as a result of improved profitability in our pharmacy and disease management businesses. We currently expect to continue to invest in our ancillary services and strategic initiatives as we work to develop successful new business operations. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes could result in a write-off or an impairment of some or all of our investments, including goodwill, in these strategic initiatives, or could also result in significant termination costs if we were to exit a certain line of business.

The principal drivers of our dialysis and related lab services revenues are:

•

the number of treatments, which is primarily a function of the number of chronic patients requiring approximately three treatments per week, as well as, to a lesser extent, the number of treatments for peritoneal dialysis services and home-based dialysis and hospital inpatient dialysis services;

•	average dialysis revenue per treatment; and
•	the number of laboratory patient tests.

The total patient base is a relatively stable factor, which we believe is influenced by a demographically growing need for dialysis services, our relationships with referring physicians together with the quality of our clinical care, and our ability to open and acquire new centers. Our year-over-year treatment volume growth was 4.9% in 2009.

Average dialysis and related lab services revenue per treatment is primarily driven by our mix of commercial and government (principally Medicare and Medicaid) patients, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government payment rates, and our billing and collecting operations performance.

On average, payment rates from commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers can also significantly affect our average dialysis revenue per treatment. In 2009, the growth of our government-based patients, driven primarily by growth in Medicare-assigned plans, which we believe is largely as a result of improved mortality and the current economic recession, outpaced the growth in our commercial patients, which negatively impacted our average dialysis revenue per treatment as a result of receiving lower payment rates associated with these additional government-based patients.

The following table summarizes our dialysis and related lab services revenues for the year ended December 31, 2009:

Revenues
Medicare and Medicare-assigned plans	57%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	2%

Total government-based programs	65%
Commercial (including hospital dialysis services)	35%

Total dialysis and related lab services revenues	100%

Government payment rates are principally determined by federal Medicare and state Medicaid policy. These payment rates have historically had limited potential for rate increases and are sometimes at risk of reduction as federal and state governments face increasing budget pressures. Medicare payment rates for dialysis services through 2008 have not been routinely increased to compensate for the impact of inflation. In July 2008, MIPPA was passed by Congress which introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment. The legislation also provided for an increase in the composite rate of 1% effective January 1, 2009 and an additional 1% effective January 1, 2010. On September 15, 2009, CMS released the proposed rule regarding the new bundled payment rate system. The initial 2011 bundled rate is required to be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. The combined effect of the adjustments provided in the proposed rule would result in a bundled rate that represents a significantly greater than 2% reduction in the payment rate that we would have received for our services prior to bundling. The proposed rule also requires, among other things, the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less 1% of such index, beginning in 2012. Dialysis providers have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years.

Dialysis payment rates from commercial payors can vary significantly and a major portion of our commercial rates are set at contracted amounts with large payors and are subject to intense negotiation pressure. In 2009, we were successful in maintaining and in some instances increasing average payment rates, resulting in an aggregate increase in average payment rates for patients with commercial plans. However, we are continuously in the process of negotiating agreements with our commercial payors and payors are aggressive in their negotiations. If our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, this would have a material adverse effect on our operating results. In addition, if there are sustained or increased job losses in the United States as a result of current economic conditions, or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients under commercial plans. We also expect that some of our contracted rates with commercial payors may decrease or we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers, which could further decrease our commercial rate revenues since rates for out-of-network providers are on average higher than rates for in-network providers.

Approximately 30% of our dialysis and related lab services revenues for the year ended December 31, 2009 were from physician-prescribed pharmaceuticals, with EPO accounting for approximately 20% of our dialysis and related lab services revenues. Therefore, changes in physician practice patterns, pharmaceutical protocols, pharmaceutical intensities and changes in commercial and governmental payment rates for EPO significantly influence our revenue. For example, effective January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursements and impacted the prescribing habits of our physicians, which resulted in lower pharmaceutical intensities during 2008. In 2009, the intensities of physician-prescribed pharmaceuticals increased slightly from 2008, which helped contribute to an increase in our average dialysis and related lab services revenue per treatment.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in how much average dialysis and related lab services revenue per treatment we actually realize. Over the past several years we have invested heavily in new systems and processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks and we expect to continue to improve these systems. In 2009, we continued to upgrade our systems and implemented process changes and will continue to do so in 2010 as necessary to improve our billing and collection performance. However, as we implement these system upgrades, our collection performance as well as our dialysis and related lab services revenue per treatment could be negatively impacted.

Our revenue recognition involves significant estimation risks. Our estimates are developed based on the best information available to us and our best judgment as to the reasonably assured collectibility of our billings as of the reporting date based upon our actual historical collection experience. Changes in estimates are reflected in the then-current period financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

Our annual average dialysis and related lab services revenue per treatment was approximately $340, $334 and $334 for 2009, 2008 and 2007, respectively. In 2009, the increase in our average dialysis and related lab services revenue per treatment was primarily due to a 1% increase in the Medicare composite rate, an increase in our commercial payment rates, an increase in our reimbursement rates for EPO and other pharmaceuticals and an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by changes in the mix of our commercial payors. In 2008, the average dialysis and related lab services revenue per treatment was flat as compared to 2007, but was impacted by some commercial rate compression that occurred in late 2007, a decrease in the intensities of physician-prescribed pharmaceuticals offset by changes in mix and rates of some of our other commercial payors. Our ability to negotiate acceptable payment rates with commercial payors, changes in the mix and intensities of physician-prescribed pharmaceuticals, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals, including the bundling of such services, and changes in the mix of government and commercial payors may materially impact our average dialysis and related lab services revenue per treatment in the future.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals and business infrastructure, including the operating costs of our dialysis centers, and compliance costs. However, other cost categories can also represent significant cost variability, such as employee benefit costs and insurance costs. Our average clinical hours per treatment have remained relatively stable over the past few years primarily because of improved efficiencies driven by reduced clinical teammate turnover and improved training and processes. In 2009, we were able to reduce our average clinical hours per treatment from 2008 as a result of continued productivity improvements primarily through reduced teammate turnover and the fact that 2008 was negatively impacted by the implementation of new federal guidelines. We continue to strive for improved productivity levels, however we may not be able to sustain our 2009 performance as changes in federal and state policies can adversely impact our ability to achieve optimal productivity levels, as would improvements in the U.S. economy, which could stimulate additional competition for skilled clinical personnel, and result in higher teammate turnover. In 2009 and 2008, we also experienced an increase in our labor rates of approximately 2.5% and 3.5%, respectively, as labor rates have increased consistent with general industry trends, mainly due to the demand for skilled clinical personnel, along with general inflation increases. In 2009, we experienced an increase in our pharmaceutical costs, mainly related to EPO, which increased by approximately 2%. In addition, our agreement with Amgen for the purchase of EPO provides for specific rebates based on a combination of factors, including process improvement and data submission, which could negatively impact our earnings if we are unable to continue to qualify for these rebates. In 2009, we experienced increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new centers opened, and general increases in rent, utilities and repairs and maintenance.

General and administrative expenses have remained relatively constant as a percent of consolidated revenues over the past three years. However, this reflects a substantial increase in the dollar amount of spending related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal matters and supporting the growth in our ancillary services and strategic initiatives. We expect that the level of general and administrative expenses will be sustained and may vary depending upon the level of investment we make in our long-term initiatives, including further investments in our ancillary services and strategic initiatives, and to support our regulatory compliance efforts.

Outlook for 2010.    Currently, we still expect our operating income for 2010 to be in the range of $950 million to $1,020 million and we also expect our operating cash flows for 2010 to be in the range of $675 million to $725 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system which will lower reimbursement for services we provide to Medicare patients, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations and the resolution of ongoing investigations by various federal and state government agencies. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the cautionary language contained in the forward-looking statements and associated risks as discussed on page 38 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

We operate principally as a dialysis and related lab services business but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist primarily of pharmacy services, infusion therapy services, disease management services (VillageHealth), vascular access services, ESRD clinical research programs and physician services. The dialysis and related lab services business qualifies as a separately reportable segment and all of the other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Following is a summary of consolidated operating results for reference in the discussion that follows.

	Year ended December 31,
	2009		2008		2007
	(dollar amounts rounded to nearest million)
Net operating revenues:
Current period services	$6,109	100%	$5,660	100%	$5,264	100%

Operating expenses and charges:
Patient care costs	4,249	70%	3,920	69%	3,590	68%
General and administrative	532	9%	508	9%	491	9%
Depreciation and amortization	229	4%	217	4%	193	4%
Provision for uncollectible accounts	162	3%	146	3%	137	3%
Equity investment income	(2)	—	(1)	—	(1)	—
Valuation gain on alliance and product supply agreement	—	—	—	—	(55)	(1)%

Total operating expenses and charges	5,169	85%	4,791	85%	4,355	83%

Operating income	$940	15%	$869	15%	$909	17%

The following table summarizes consolidated net operating revenues:

	Year ended
	2009	2008	2007
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$5,792	$5,415	$5,130
Other—ancillary services and strategic initiatives	317	245	134

Consolidated net operating revenues	$6,109	$5,660	$5,264

The following table summarizes consolidated operating income:

	Year ended
	2009	2008(2)	2007(1)(2)
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,000	$939	$990
Other—ancillary services and strategic initiatives loss	(18)	(30)	(48)

Total segment operating income	982	910	942
Reconciling items:
Stock-based compensation	(44)	(41)	(34)
Equity investment income	2	1	1

Consolidated operating income	940	869	909
Reconciliation of non-GAAP measures:
Less: Gains on insurance settlements	—	—	(7)
Valuation gain on the alliance and product supply agreement	—	—	(55)

Non-GAAP consolidated operating income	$940	$869	$847

(1)	In 2007, we have excluded valuation gains on the alliance and product supply agreement with Gambro Renal Products Inc. (the Product Supply Agreement) as well as gains on insurance settlements from Hurricane Katrina from non-GAAP adjusted consolidated operating income in 2007 because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding a non-recurring non-cash gain that resulted from the termination of our purchase obligation for dialysis machines from Gambro Renal Products Inc. under the Product Supply Agreement as well as an unusual insurance gain, and as a result is both more meaningful and comparable to our current and prior period results, and more indicative of our normal consolidated operating income.
(2)	Certain costs previously reported in ancillary services and strategic initiatives have been reclassified to dialysis and related lab services to conform to the current year presentation.

Consolidated net operating revenues

Consolidated net operating revenues for 2009 increased by approximately $449 million or approximately 7.9% from 2008. This increase was primarily due to an increase in dialysis and related lab services net revenues of approximately $377 million, principally due to increased treatments, and an increase of approximately $72 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services, VillageHealth services and from our infusion therapy services.

Consolidated net operating revenues for 2008 increased by approximately $396 million or approximately 7.5% from 2007. This increase was primarily due to an increase in dialysis and related lab services net revenues of approximately $285 million, principally due to increased treatments, and an increase of approximately $111 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services, VillageHealth services and from our infusion therapy services.

Consolidated operating income

Consolidated operating income of $940 million for 2009 increased by approximately $71 million from 2008. This increase was primarily attributable to an increase in revenue as a result of non-acquired treatment growth in dialysis and related lab services, as well as an increase in our dialysis revenue per treatment of approximately $6 as described below. Operating income also increased as a result of cost control initiatives, improved productivity and lower operating losses in our ancillary services and strategic initiatives, which losses were reduced by approximately $12 million in 2009, partially offset by the negative impact of higher pharmaceutical, labor and benefit costs, and increases in other operating costs of our dialysis centers.

Consolidated operating income was $869 million for 2008, as compared to $909 million for 2007. Consolidated operating income in 2007 included a valuation gain of $55 million on the Product Supply Agreement and the $7 million insurance settlement related to Hurricane Katrina. Excluding the valuation gain on the Product Supply Agreement and the insurance settlement in 2007, our consolidated operating income for 2008 would have increased by approximately $22 million, compared to the adjusted operating income for 2007. This increase in consolidated operating income for 2008 as compared to adjusted operating income for 2007 was primarily due to treatment growth in dialysis and related lab services revenues, combined with growth in revenue in ancillary services and strategic initiatives outpacing increases in our operating expenses. Our ancillary services and strategic initiatives net operating losses were reduced by approximately $18 million in 2008. However, our consolidated operating income for 2008 was negatively affected by rising labor costs, the absence of a Medicare rate increase, the impact of some commercial rate compression that occurred in late 2007, decreases in intensities of physician-prescribed pharmaceuticals, an increase in the operating costs of our dialysis centers, driven in part by the number of new dialysis centers opened and from centers constructed but pending state and/or federal certification, an increase in pharmaceutical costs (primarily heparin) and an increase in stock-based compensation costs.

Operating segments

Dialysis and Related Lab Services

	Year ended
	2009	2008	2007
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$5,792	$5,415	$5,130

Segment operating income	$1,000	$939	$990

Dialysis treatments	17,010,450	16,217,107	15,318,995
Average dialysis treatments per treatment day	54,433	51,663	48,942
Average dialysis and related lab services revenue per treatment	$340	$334	$334

Net operating revenues

Dialysis and related lab services net operating revenues for 2009 increased by approximately $377 million or approximately 6.9% from 2008. The increase in net operating revenues was primarily due to an increase in the number of treatments of approximately 4.7%, and an increase in the average dialysis revenue per treatment of approximately $6, or 1.9%. The increase in the number of treatments was primarily due to an increase in non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment in 2009, as compared to 2008, was primarily due to a 1% Medicare increase in the Medicare composite rate, an increase in our commercial payment rates, an increase in our reimbursement rates for EPO and other pharmaceuticals, and an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by changes in the mix of our commercial payors.

Dialysis and related lab services net operating revenues for 2008 increased by approximately $285 million or approximately 5.6% from 2007. The increase in net operating revenues was primarily due to an increase in the number of treatments of approximately 5.7%, offset by a slight decrease in the average dialysis revenue per treatment. The increase in number of treatments was primarily due to an increase in the number of treatment days in 2008, as compared to 2007, and non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment in 2008, as compared to 2007, was primarily due to the impact of some commercial rate compression that occurred in late 2007, decreases in intensity of physician-prescribed pharmaceuticals, partially offset by changes in the mix and rates of some of our other commercial payors.

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2009:

Revenue percentages
Outpatient hemodialysis centers	84%
Peritoneal dialysis and home-based hemodialysis	11%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

In addition to reimbursements for dialysis treatments, the other major component of dialysis and related lab services revenues is the administration of EPO and other pharmaceuticals as part of the dialysis treatment, which represents slightly more than 30% of total dialysis and related lab services revenues for the year ended December 31, 2009.

Approximately 65% of our total dialysis and related lab services revenues for the year ended December 31, 2009 were from government-based programs, principally Medicare, Medicaid, and Medicare-assigned plans, representing approximately 88% of our total patients. Approximately 35% of our dialysis and related lab services revenues and 12% of our patients are associated with commercial payors. Less than 1% of our dialysis and related lab services payments are due directly from patients. No single commercial payor accounted for more than 5% of total dialysis and related lab services revenues for the year ended December 31, 2009.

On average we are paid significantly more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare, Medicaid or other government plans such as Medicare-assigned plans. Patients covered by commercial health plans transition to Medicare coverage after a maximum of 33 months. As a patient transitions from commercial coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially. As of December 31, 2009, the Medicare ESRD dialysis treatment rates for our patients were between $150 and $167 per treatment, or an overall average of $159 per treatment, excluding the administration of separately billed pharmaceuticals. Medicare payment rates are insufficient to cover our costs associated with providing dialysis treatments, and therefore we lose money on each Medicare treatment.

Nearly all of our net earnings from dialysis and related lab services are derived from commercial payors, some of which pay at negotiated payment rates as established by contract and others of which pay based on our usual and customary fee schedule. We are continuously in negotiations with commercial payors for contracted rates and some of these payment rates are under downward pressure as we negotiate these rates with large HMOs and insurance carriers and we expect this trend to continue. We also expect that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers, in which we receive higher payment rates than for in-network providers. If we experience a net overall reduction in our contracted and non-contracted commercial rates as a result of these negotiations or restrictions, it could have a material adverse effect on our operating results.

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

Operating expenses and charges

Patient care costs.    Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, pharmaceuticals, medical supplies and operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $234, $230 and $227 for 2009, 2008, and 2007, respectively. The $4 increase in the per treatment costs in 2009 as compared to 2008 was primarily attributable to higher labor rates and benefit costs, an increase in pharmaceutical costs, an increase in other operating costs of our dialysis centers and a increase in the intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity.

Dialysis and related lab services patient care costs on a per treatment basis increased by approximately $3 in 2008 as compared to 2007. The increase in the per treatment costs was primarily attributable to an increase in labor rates as well as the negative impact on productivity during the year as we implemented new federal guidelines. Additionally, we experienced an increase in the operating costs of our dialysis centers driven in part by the number of new centers opened and from centers constructed but pending state and/or federal certification, and an increase in pharmaceutical costs, partially offset by a decrease in the intensities of physician-prescribed pharmaceuticals.

General and administrative expenses.    Dialysis and related lab services general and administrative expenses for the years ended 2009, 2008 and 2007 were approximately $427 million, $402 million and $400 million, respectively. The increase of approximately $25 million in 2009 as compared to 2008 was primarily due to increases in labor and benefit costs, partially offset by the timing of certain other expenditures. The increase in general and administrative expenses of approximately $2 million in 2008 as compared to 2007, was primarily due to increases in labor costs and the timing of certain other expenditures, mainly offset by lower integration costs and lower professional fees.

Depreciation and amortization.    Dialysis and related lab services depreciation and amortization expenses for 2009, 2008 and 2007 were approximately $222 million, $210 million and $189 million, respectively. The increase of approximately $12 million in depreciation and amortization for dialysis and related lab services in 2009 as compared to 2008 was primarily due to growth through new center developments and expansions. The increase in depreciation and amortization of approximately $21 million in 2008, as compared to 2007, was primarily due to growth through new center developments and expansions and a change in amortization associated with amendments to the Product Supply Agreement.

Provision for uncollectible accounts receivable.    The provision for uncollectible accounts receivable for dialysis and related lab services was 2.7% for 2009 and 2.6% for 2008 and 2007. The increase in the provision for uncollectible accounts in 2009 was primarily to reflect a slowdown in the timing of payments from some of our non-government payors. The current provision level of 2.7% may increase if we encounter problems with our billing and collection process as a result of sustained weakness in the U.S. economy.

Operating income

Dialysis and related lab services operating income for 2009 increased by approximately $61 million as compared to 2008. The increase in the operating income for 2009 as compared to 2008 was primarily due to growth in the number of dialysis treatments, an increase in the dialysis revenue per treatment of approximately $6 as described above. The dialysis and related lab services operating income also increased as a result of certain cost control initiatives and improved productivity, but was negatively impacted primarily by higher labor and benefit costs, an increase in pharmaceutical costs and an increase in other operating costs of our dialysis centers.

Dialysis and related lab services operating income for 2008 decreased by approximately $51 million as compared to 2007. Operating income in 2007 included a valuation gain of $55 million on the Product Supply Agreement and $7 million of insurance settlements relating to Hurricane Katrina as discussed above. Excluding these items, operating income for 2008 would have increased by approximately $11 million as compared to adjusted operating income for 2007. The increase in the operating income for 2008 as compared to adjusted operating income for 2007 was primarily due to growth in the volume of revenue outpacing increases in certain expenditures. However, operating income for 2008 was negatively affected by certain significant items such as a decrease in our dialysis revenue per treatment, lower intensities of physician-prescribed pharmaceuticals, an increase in labor costs and higher operating costs of our dialysis centers primarily associated with the number of new centers that were opened and from centers constructed but pending state and/or federal certification, an increase in pharmaceutical costs (primarily heparin), and the absence of a Medicare rate increase.

Other—Ancillary services and strategic initiatives

	Year ended
	2009	2008	2007
	(dollar amounts rounded to nearest million)
Revenues	$317	$245	$134

Segment operating loss	$(18)	$(30)	$(48)

Net operating revenues

The ancillary services and strategic initiatives net operating revenues for 2009 increased by approximately $72 million or 29.5% as compared to 2008, primarily from growth in pharmacy services, VillageHealth services and from our infusion therapy services.

The ancillary services and strategic initiatives net operating revenues for 2008 increased by approximately $111 million or 82.7% as compared to 2007, primarily from growth in pharmacy services, VillageHealth services, vascular access services and a full year of operations of our infusion therapy services which we acquired in the third quarter of 2007.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2009 increased by approximately $60 million from 2008, primarily due to an increase in volume in our pharmacy business, an increase in labor and benefit costs, partially offset by lower professional fees.

Ancillary services and strategic initiatives operating expenses for 2008 increased by approximately $93 million from 2007, primarily due to an increase in volume in our pharmacy business, an increase in fixed operating expenses, an increase in labor costs and a full year of operations of our infusion therapy services, partially offset by lower professional fees in our VillageHealth business.

Operating loss

Ancillary services and strategic initiatives operating losses for 2009 decreased by approximately $12 million from 2008. The decrease in operating losses was primarily due to volume growth in revenues outpacing increases in operating expenses, primarily associated with our pharmacy business and our VillageHealth business, partially offset by an increase in operating losses associated with certain new initiatives.

Ancillary services and strategic initiatives operating losses for 2008 decreased by approximately $18 million from 2007. The decrease in operating losses was primarily due to growth in revenues outpacing increases in operating expenses, primarily associated with our pharmacy business and our vascular access services.

Corporate level charges

Stock-based compensation.    Stock-based compensation of approximately $44 million for 2009 increased by approximately $3 million from 2008. Stock-based compensation for 2008 increased by approximately $7 million from 2007. The increases in both periods resulted from an increase in the aggregate quantity of grants that contributed expense to each of these years.

Debt expense.    Debt expense for 2009, 2008, and 2007 consisted of interest expense of approximately $176 million, $215 million, and $243 million, respectively, and amortization of deferred financing costs of approximately $10 million for each year presented. Debt expense for 2007 also included the write-off of approximately $4 million of deferred financing costs associated with the principal prepayments on our term loans. The decrease in interest expense in 2009 as compared to 2008 was primarily attributable to decreases in the LIBOR-based variable interest rates on the unhedged portion of our debt and the result of lower notional amounts of fixed rate swap agreements that contained higher rates. As of December 31, 2009, the notional amounts of our fixed rate swaps were approximately $389 million as compared to approximately $790 million at December 31, 2008. Our overall weighted average effective interest rate in 2009 was 4.86% as compared to 5.82% in 2008. The decrease in interest expense in 2008 as compared to 2007 was primarily attributable to decreases in the LIBOR-based variable interest rates on the unhedged portion of our debt. Our overall weighted average interest rate in 2008 was 5.82% as compared to 6.49% in 2007.

Equity investment income.    Equity investment income was approximately $2.4 million in 2009 as compared to $0.8 million in 2008. The increase in equity investment income in 2009 was primarily due to an increase in the number of equity investments and improved profitability at several joint ventures. Equity investment income in 2008 remained flat as compared to 2007.

Other income.    Other income was approximately $4 million, $12 million, and $22 million in 2009, 2008, and 2007, respectively, and consisted principally of interest income. The decrease in other income in 2009 was primarily the result of lower average interest rates, partially offset by higher average cash balances. The decrease in other income in 2008 as compared to 2007, was primarily due to the fact that 2007 included gains on the sale of investments of approximately $6 million resulting from the sale of our investment in NxStage Medical Inc. and a decrease in interest rates as well as lower average cash and investment balances.

Provision for income taxes.    The provision for income taxes for 2009 represented an effective annualized tax rate of 36.7%, compared with 35.9% and 36.4% in 2008 and 2007, respectively. The effective tax rate in 2008 was lower primarily due to nonrecurring tax benefits associated with transactions occurring in 2008. We currently project the effective income tax rate for 2010 to be in the range of 36.5% to 37.5%.

Impairments and valuation adjustments.    We perform impairment or valuation reviews for our property and equipment, amortizable intangible assets with finite useful lives, equity investments in non-consolidated businesses, and our investments in ancillary services and strategic initiatives at least annually and whenever a change in condition indicates that an impairment review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is also assessed at least annually for possible valuation impairment using fair value methodologies. These types of adjustments are charged directly to the corresponding operating segment that incurred the charge. No significant impairments or valuation adjustments were recognized during the periods presented.

Noncontrolling interests

Net income attributable to noncontrolling interests for 2009, 2008 and 2007 were approximately $57 million, $47 million and $47 million, respectively. The increase in noncontrolling interests in 2009 was primarily due to an increase in new dialysis centers having minority partners and growth in the earnings of our existing dialysis joint ventures. The percentage of dialysis and related lab services net operating revenues generated from dialysis related joint ventures was approximately 16% in 2009 compared to 15% in 2008.

Accounts receivable

Our accounts receivable balances at December 31, 2009 and 2008 represented approximately 68 and 70 days of revenue, respectively, net of bad debt allowance. The relative decrease in the days of net revenue in accounts receivable as of December 31, 2009 was a result of improved cash collections on current outstanding balances. Accounts receivable balances of approximately 70 days of revenue is more consistent with our past experience levels and expected trends.

As of December 31, 2009 and 2008, approximately $201 million and $102 million in unreserved accounts receivable, respectively, representing approximately 18% and 9% of our total accounts receivable balance, respectively, were more than six months old. During 2009, we experienced delays in cash collections from certain government payors and certain commercial payors. We anticipate that we will collect these outstanding balances since we believe the delays in collections relate primarily to the timing of payors processing our claims for payment. There were no significant unreserved balances over one year old. Less than 2% of our treatments are classified as “patient pay”. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2009 and 2008, other than the standard monthly billing, consisted of approximately $46 million and $39 million, respectively, associated with Medicare bad debt claims, classified as “other receivables”. Currently, our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectibility of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity.    As of December 31, 2009, our cash balance was $539 million and we had undrawn credit under our Senior Secured Credit Facilities totaling $250 million, of which approximately $52 million was committed for outstanding letters of credit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2009 amounted to $667 million, compared with $614 million for 2008. Cash flow from operations in 2009 included cash interest payments of approximately $186 million and cash tax payments of $162 million. Cash flow from operations in 2008 included cash interest payments of $223 million and cash tax payments of $163 million.

Non-operating cash outflows in 2009 included $275 million for capital asset expenditures, including $161 million for new center developments and relocations, and $114 million for maintenance and information technology. We also spent an additional $88 million for acquisitions. During 2009, we also received $33 million from the maturity and sale of investments. However, these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, we received $75 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $68 million, and received contributions from noncontrolling interests of $13 million associated with new joint ventures and from additional equity contributions. We also repurchased 2.9 million shares of our common stock for approximately $154 million.

Non-operating cash outflows in 2008 included $318 million for capital asset expenditures, including $213 million for new center developments and relocations and $105 million for maintenance and information technology. We also spent an additional $102 million for acquisitions. During 2008, we also received $43 million from the maturity and sale of investments. However, these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, we received

$48 million associated with stock option exercises and other share issuances and related excess tax benefits. We also made distributions to noncontrolling interests of $59 million and received contributions from noncontrolling interests of $19 million associated with new joint ventures and from additional equity contributions. We also repurchased 4.8 million shares of our common stock for approximately $233 million.

During 2009, we acquired a total of 19 dialysis centers, opened 78 new dialysis centers, sold or closed eight centers, merged 16 centers into other existing centers, made equity investments in six centers and added two centers under management and administrative service agreements. During 2008, we acquired a total of 20 dialysis centers, opened 86 new dialysis centers, sold or closed nine centers, merged eight centers into other existing centers, ceased operations at one joint venture in which we owned an equity investment and added a net two centers under management and administrative service agreements.

We currently expect to spend approximately $125 million for general maintenance capital asset expenditures in 2010, and approximately $250 million for new center development, relocations and center acquisitions depending upon the availability of certain projects and sufficient project returns which does not include any potential expenditures for our new corporate headquarters. We expect to generate approximately $675 million to $725 million of operating cash flow in 2010. Our actual expenditures for growth and cash flows in 2010 could vary significantly from these expected amounts.

2009 capital structure changes and other items

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

Term Loan A

During 2009, we made mandatory principal payments totaling $61.3 million on our term loan A. As a result of these principal payments, the outstanding balance on term loan A as of December 31, 2009 was $153.1 million and bore interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 1.74%. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. Term loan A matures in October 2011 and requires annual principal payments of $87.5 million in 2010 and $65.6 million in 2011, respectively.

Term Loan B

As of December 31, 2009, the outstanding balance of our term loan B was $1.7 billion and bore interest at LIBOR plus a margin of 1.50% for an overall weighted average effective rate of 2.66%, including the impact of our swap agreements. We did not make any principal payments on term loan B during 2009, nor were we required to. Term loan B matures in October 2012 and requires principal payments of $1.7 billion in 2012.

Senior and Senior Subordinated Notes

Our senior and senior subordinated notes, as of December 31, 2009, consisted of $900 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015. The notes are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments in March and September. We may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010.

Interest rate swaps

As of December 31, 2009, we maintained a total of eight interest rate swap agreements, with amortizing notional amounts totaling $389 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.78% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. During 2009, 2008, and 2007 we accrued net cash (obligations) benefits of approximately ($17.3) million, $(4.2) million, and $14.5 million, respectively, from these swaps, which are included in debt expense. We estimate that approximately $8.9 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2009 will be reclassified into income in 2010. As of December 31, 2009 and 2008, the total fair value of these swaps were liabilities of $10.8 million and $21.9 million, respectively. The 2009 amount was included in other current liabilities. The 2008 amount was primarily included in other long-term liabilities. Also during 2009, we recorded approximately $8.0 million, net of tax, as an increase to other comprehensive income for amounts reclassified into income, net of swap valuation losses. In 2008, we recorded $10.4 million, net of tax, as reductions to other comprehensive income for swap valuation losses, net of amounts reclassified into income.

As of December 31, 2009, the interest rates were economically fixed on approximately 21% of our variable rate debt and approximately 59% of our total debt.

As a result of the swap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.63%, based upon the current margins in effect of 1.50%, as of December 31, 2009.

Our overall weighted average effective interest rate in 2009 was 4.86% and as of December 31, 2009 was 4.68%.

Stock repurchases

During 2009, we repurchased a total of 2,902,619 shares of our common stock for $153.5 million, or an average price of $52.88 per share, pursuant to previously announced authorizations by the Board of Directors. On November 3, 2009, we announced that our Board of Directors authorized an increase of an additional $500 million of share repurchases of our common stock. As a result of these transactions the total outstanding authorization for share repurchases as of December 31, 2009 was $500 million. We have not repurchased any additional shares of our common stock from January 1, 2010 through February 25, 2010. This stock repurchase program has no expiration date.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant date fair value of stock options and stock-settled stock appreciation rights granted in all prior periods. During 2009, we granted 4,211,840 stock-settled stock appreciation rights with a grant-date fair value of $50.9 million and a weighted-average expected life of approximately 3.5 years, and also granted 48,135 stock units with a grant-date fair value of $2.6 million and a weighted-average expected life of approximately 2.5 years.

For the years ended December 31, 2009 and 2008, we recognized $44.4 million and $41.2 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2009 and 2008 were $16.8 million and $15.6 million, respectively. As of December 31, 2009, there was $80.0 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2009 and 2008, we received $63.7 million and $35.6 million, respectively, in cash proceeds from stock option exercises and $18.2 million and $14.0 million, respectively, in total actual tax benefits upon the exercise of stock awards.

2008 capital structure changes

Term Loan A

During 2008, we made mandatory principal payments totaling $14.9 million on our term loan A. As a result of these principal payments, the outstanding balance on term loan A as of December 31, 2008 was $214.4 million and bore interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 1.97%. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%.

Term Loan B

As of December 31, 2008, the outstanding balance of our term loan B was $1.7 billion and bore interest at LIBOR plus a margin of 1.50% for an overall weighted average effective rate of 3.63%, including the impact of our swap agreements. We did not make any principal payments on term loan B during 2008, nor were we required to.

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

Stock repurchases

During 2008, we repurchased a total of 4,788,881 shares of our common stock for $232.7 million, or an average price of $48.59 per share, pursuant to previously announced authorizations by the Board of Directors. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. As a result of these transactions the total outstanding authorization for share repurchases as of December 31, 2008 was $153.5 million. This stock repurchase program had no expiration date.

Interest rate swaps

As of December 31, 2008, we maintained a total of nine interest rate swap agreements, with amortizing notional amounts totaling $790 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.08% to 4.27%, resulting in a weighted average effective interest rate of 5.54%, on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%.

As of December 31, 2008, the interest rates were economically fixed on approximately 41% of our variable rate debt and approximately 69% of our total debt.

As a result of the swap agreements our overall weighted average effective interest rate on our Senior Secured Credit Facilities was 3.48%, based upon the current margins in effect of 1.50%, as of December 31, 2008.

At December 31, 2008 our overall weighted average effective interest rate was 5.10%.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit as well as potential obligations associated with our equity investments and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures and for some of our non-wholly-owned subsidiaries in the form of put provisions. These put provisions, if exercised, would require us to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair value of the noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 22 to our consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several other dialysis centers that are wholly-owned by third parties or centers in which we own an equity investment, as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2009 (in millions):

	Less Than 1 year	2-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$100	$1,774	$901	$850	$3,625
Interest payments on senior and senior subordinated notes	121	243	153	31	548
Capital lease obligations	—	2	1	2	5
Operating leases	216	374	283	439	1,312

	$437	$2,393	$1,338	$1,322	$5,490

Potential cash requirements under existing commitments:
Letters of credit	$52	$—	$—	$—	$52
Noncontrolling interests subject to put provisions	169	56	52	55	332
Pay-fixed swaps potential obligations	11	—	—	—	11
Operating capital advances	7	—	—	—	7
Income tax liabilities for unrecognized tax benefits	19	—	—	—	19

	$258	$56	$52	$55	$421

Not included above are interest payments related to our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities as of December 31, 2009 bear interest at LIBOR plus current margins of 1.50%. The term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At December 31, 2009, our Senior Secured Credit Facilities had an overall weighted average effective interest rate of 2.63%, including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our Senior Secured Credit Facilities during 2010 and no changes in the effective interest rate, including the interest rate margin, approximately $49 million of interest would be required to be paid in 2010.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of December 31, 2009, and represent the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche within the swap agreements. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Product Supply Agreement. Our total expenditures for the years ended December 31, 2009 and 2008 on such products were approximately 2% of our total operating costs in each year. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013.

The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

Settlements of approximately $15 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Contingencies

The information in Note 16 of the Notes to Consolidated Financial Statements of this report is incorporated by reference in response to this item.

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

Revenues associated with Medicare and Medicaid programs are recognized based on (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, slow down in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 118,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of its revenue, which can represent as much as 6% of consolidated operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.

Impairments of long-lived assets.    We account for impairments of long-lived assets, which include property and equipment, equity investments in non-consolidated businesses, amortizable intangible assets with finite useful lives and goodwill, in accordance with the provisions of applicable accounting guidance. Impairment reviews are performed at least annually and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable.

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

Accounting for income taxes.    We estimate our income tax provision to recognize our tax expense for the current year, and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. We are required to assess our tax positions on a more-likely-than-not criteria and to also determine the actual amount of benefit to recognize in the financial statements. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain and future events unpredictable.

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

Fair value estimates.    We have recorded certain assets, liabilities and noncontrolling interests subject to put provisions at fair value. The FASB defines fair value which is measured based upon certain valuation techniques that include inputs and assumptions that market participants would use in pricing assets, liabilities and noncontrolling interests subject to put provisions. We have measured the fair values of our applicable assets, liabilities and noncontrolling interests subject to put provisions based upon certain market inputs and assumptions that are either observable or unobservable in determining fair values and have also classified these assets, liabilities and noncontrolling interests subject to put provisions into the appropriate fair value hierarchy levels. The fair value of our investments available for sale are based upon quoted market prices from active markets and the fair value of our swap agreements are based upon valuation models and a variety of techniques as reported by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. For our noncontrolling interests subject to put provisions we have estimated the fair values of these based upon either the higher of a liquidation value of net assets or an average multiple of earnings based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of the noncontrolling interests subject to put provisions involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

Stock-based compensation.    Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of stock-based awards over their vesting terms, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 include compensation costs for stock-based awards granted prior to, but not fully vested as of December 31, 2006, and stock-based awards granted thereafter. We estimate the grant-date fair value of stock awards using complex option pricing models that rely heavily on estimates from us about uncertain future events, including the expected term of the awards, the expected future volatility of our stock price, and expected future risk-free interest rates.

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

Effective for our first annual reporting period that begins after November 15, 2009, the FASB is eliminating the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and requiring additional disclosures about an enterprise’s involvement in variable interest entities. An enterprise will be required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB is establishing new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights concerning those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. We are currently in the process of assessing the expected impact of this standard on our consolidated financial statements.

Effective May 28, 2009, the FASB issued requirements relating to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These requirements do not apply to subsequent events or transactions that are within the scope of other applicable principles of GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. These requirements were effective for interim and annual periods ending after June 15, 2009. See Note 1 to the consolidated financial statements for further details.

Effective January 1, 2009, we are required to provide enhanced disclosures about our derivative and hedging activities. We are required to provide additional disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. These requirements did not have a material impact on our consolidated financial statements. See Note 13 to the consolidated financial statements for the disclosure of these items.

Effective January 1, 2009, we are required to treat noncontrolling interests as a separate component of equity, but apart from our equity, and not as a liability or other item outside of equity. We are also required to identify and present consolidated net income attributable to us and to noncontrolling interests on the face of the consolidated statement of income. Previously, we had reported minority interests (noncontrolling interests) as a reduction to operating income. In addition, changes in our ownership interest while we retain a controlling financial interest should be accounted for as equity transactions. We were also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to us and the noncontrolling owners and a schedule showing the effects of changes in our ownership interest in a subsidiary on the equity attributable to us. This change did not have a material impact on our consolidated financial statements; however, it did change the presentation of minority interests (noncontrolling interests) in our consolidated financial statements. In conjunction with adopting these requirements, we are required to classify securities with redemption features that are not solely within our control such as our noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these noncontrolling interests at fair value. See Note 22 to our consolidated financial statements for further details. The consolidated financial statements have been recast for all prior periods presented for the retrospective application of these presentation and disclosure requirements.

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

In December 2008, the FASB required public entities to provide additional disclosures about transfers of financial assets and required public enterprises to provide additional disclosures about their involvement in variable interest entities and certain special purpose entities. Because these requirements impact disclosures and not the accounting treatment for transfers of financial assets and interests in variable interest entities, these requirements did not impact our financial condition or results of operations.

Effective January 1, 2008, the FASB established a framework for measuring fair value and also required additional disclosures about fair value measurements. These requirements applied to assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009 the FASB issued additional requirements relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See note 23 to our consolidated financial statements for the impact of these requirements. The adoption of these requirements relating to nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

Effective January 1, 2008, the FASB allows companies the alternative to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. This provision is also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this provision did not have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2009. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus margins in effect at the end of 2009 including the economic effects of our swap agreements. Term loan A and revolving line of credit interest rate margins are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The margins currently in effect at December 31, 2009 were 1.50% on all of the outstanding balances under our Senior Secured Credit Facilities. For our interest rate swap agreements, the table below presents the notional amounts by contract maturity date and the related interest rate terms of the agreements (to pay fixed rates, and to receive LIBOR).

	Expected maturity date						Total	Fair Value	Average interest rate
	2010	2011	2012	2013	2014	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$2	$1	$1	$901	$1	$852	$ 1,758	$1,765	6.88%
Variable rate	$98	$67	$1,707	$—	$—	$—	$ 1,872	$1,829	2.62%

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2010	2011	2012	2013	2014
	(dollars in millions)
Swaps:
Pay-fixed swaps	$389	$389	$—	$—	$—	$—	3.88% to 4.70%	LIBOR	$(10.8)

Our Senior Secured Credit Facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche plus an interest rate margin, which is currently 1.50% at December 31, 2009. LIBOR-based interest rates are reset as each specific tranche matures and a new tranche is re-established and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our Senior Secured Credit Facilities, which totaled approximately $1.5 billion as of December 31, 2009 will have a negative impact on our overall earnings.

As of December 31, 2009, we maintained a total of eight interest rate swap agreements, with amortizing notional amounts totaling $389 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.78% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. During 2009, we accrued net cash obligations of $17.3 million from these swaps, which are included in debt expense. As of December 31, 2009, the total fair value of these swaps was a liability of $10.8 million. During 2009, we recorded $8.0 million, net of tax, as an increase to other comprehensive income for amounts reclassified into income, net of swap valuation losses.

As of December 31, 2009, the interest rates were economically fixed on approximately 21% of our variable rate debt and approximately 59% of our total debt.

As a result of the swap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.63%, based upon the current margins in effect of 1.50% as of December 31, 2009.

Our overall weighted average effective interest rate in 2009 was 4.86% and as of December 31, 2009 was 4.68%.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $8.5 million, $7.1 million, and $5.5 million, net of tax, for the years ended December 31, 2009, 2008, and 2007, respectively.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2010 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2010 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2010 annual stockholder meeting; however, this information shall not be deemed to be “filed”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2009, including our omnibus 2002 Equity Compensation Plan and our Employee Stock Purchase Plan, and the terminated 1999 Non-Executive Officer and Non-Director Equity Compensation Plan. The material terms of these plans are described in Note 17 to the Consolidated Financial Statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan was not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	13,472,013	$49.15	5,004,344	18,476,357
Equity compensation plans not requiring shareholder approval	20,084	$50.98	—	20,084

Total	13,492,097	$49.16	5,004,344	18,496,441

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2010 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2010 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2010 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(3)  Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(9)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(12)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(23)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of March 2, 2007.(25)

4.1	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(11)

4.4	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(13)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(21)

4.6	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.7	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(26)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.✓*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.(6)*

10.3	Second Amendment to Mr. Mello’s Employment Agreement, effective December 12, 2008.(33)*

10.4	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(7)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(24)*

10.6	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(32)*

10.7	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(14)*

10.8	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.(32)*

10.9	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(13)*

10.10	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(32)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(15)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(32)*

10.13	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(28)*

10.14	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.✓*

10.15	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(29)*

10.16	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(30)*

10.17	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(32)*

10.18	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(32)*

10.19	Form of Indemnity Agreement.(20)*

10.20	Form of Indemnity Agreement.(14)*

10.21	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(34)*

10.22	Executive Retirement Plan.(32)*

10.23	Post-Retirement Deferred Compensation Arrangement.(14)*

10.24	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(32)*

10.25	DaVita Voluntary Deferral Plan.(11)*

10.26	Deferred Bonus Plan (Prosperity Plan).(31)

10.27	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(32)*

10.28	Amended and Restated Employee Stock Purchase Plan.(27)*

10.29	Severance Plan.(33)*

10.30	Change in Control Bonus Program.(32)*

10.31	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.32	Non-Management Director Compensation Philosophy and Plan.(28)*

10.33	Amended and Restated 2002 Equity Compensation Plan.(10)*

10.34	Amended and Restated 2002 Equity Compensation Plan.(19)*

10.35	Amended and Restated 2002 Equity Compensation Plan.(27)*

10.36	Amended and Restated 2002 Equity Compensation Plan.(32)*

10.37	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(18)*

10.38	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.39	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.40	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.41	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.42	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.43	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.44	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(32)*

10.45	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.46	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.47	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.48	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.49	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.50	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(11)

10.51	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.52	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.53	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(11)

10.54	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(11)

10.55	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(17)**

10.56	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(22)

10.57	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(31)**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(8)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 25, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 25, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 25, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 25, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

✓	Included in this filing.

*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
***	XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(13)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(16)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(23)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(24)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2008.
(29)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.

(30)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2008.
(31)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(32)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(33)	Filed on May 7, 2009 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(34)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (included in FASB ASC Topic 810, Consolidation), on a prospective basis except for the presentation and disclosure requirements which were applied retrospectively for all periods presented effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited DaVita Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 25, 2010

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Net operating revenues	$6,108,800	$5,660,173	$5,264,151

Operating expenses and charges:
Patient care costs	4,248,668	3,920,487	3,590,344
General and administrative	531,531	508,240	491,236
Depreciation and amortization	228,986	216,917	193,470
Provision for uncollectible accounts	161,786	146,229	136,682
Equity investment income	(2,442)	(796)	(1,217)
Valuation gain on alliance and product supply agreement	—	—	(55,275)

Total operating expenses and charges	5,168,529	4,791,077	4,355,240

Operating income	940,271	869,096	908,911

Debt expense	(185,755)	(224,716)	(257,147)
Other income, net	3,708	12,411	22,460

Income before income taxes	758,224	656,791	674,224
Income tax expense	278,465	235,471	245,581

Net income	479,759	421,320	428,643
Less: Net income attributable to noncontrolling interests	(57,075)	(47,160)	(46,865)

Net income attributable to DaVita Inc.	$422,684	$374,160	$381,778

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$4.08	$3.56	$3.61

Diluted earnings per share attributable to DaVita Inc.	$4.06	$3.53	$3.55

Weighted average shares for earnings per share:
Basic	103,603,885	105,149,448	105,893,052

Diluted	104,167,685	105,939,725	107,418,240

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$539,459	$410,881
Short-term investments	26,475	35,532
Accounts receivable, less allowance of $229,317 and $211,222	1,105,903	1,075,457
Inventories	70,041	84,174
Other receivables	263,456	239,165
Other current assets	40,234	33,761
Income tax receivable	—	32,130
Deferred income taxes	256,953	217,196

Total current assets	2,302,521	2,128,296
Property and equipment, net	1,104,925	1,048,075
Amortizable intangibles, net	136,732	160,521
Equity investments	22,631	19,274
Long-term investments	7,616	5,656
Other long-term assets	32,615	47,330
Goodwill	3,951,196	3,876,931

	$7,558,236	$7,286,083

LIABILITIES AND EQUITY
Accounts payable	$176,657	$282,883
Other liabilities	461,092	495,239
Accrued compensation and benefits	286,121	312,216
Current portion of long-term debt	100,007	72,725
Income taxes payable	23,064	—

Total current liabilities	1,046,941	1,163,063
Long-term debt	3,532,217	3,622,421
Other long-term liabilities	87,692	101,442
Alliance and product supply agreement, net	30,647	35,977
Deferred income taxes	334,855	244,884

Total liabilities	5,032,352	5,167,787
Commitments and contingencies
Noncontrolling interests subject to put provisions	331,725	291,397
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 103,062,698 and 103,753,673 shares outstanding)	135	135
Additional paid-in capital	621,685	584,358
Retained earnings	2,312,134	1,889,450
Treasury stock, at cost (31,799,585 and 31,108,610 shares)	(793,340)	(691,857)
Accumulated other comprehensive loss	(5,548)	(14,339)

Total DaVita Inc. shareholders’ equity	2,135,066	1,767,747

Noncontrolling interests not subject to put provisions	59,093	59,152

Total equity	2,194,159	1,826,899

	$7,558,236	$7,286,083

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income.	$479,759	$421,320	$428,643
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	228,986	216,917	193,470
Valuation gain on alliance and product supply agreement	—	—	(55,275)
Stock-based compensation expense	44,422	41,235	34,149
Tax benefits from stock award exercises	18,241	13,988	32,788
Excess tax benefits from stock award exercises	(6,950)	(8,013)	(25,541)
Deferred income taxes	50,869	94,912	18,601
Equity investment income, net	(204)	(796)	(1,217)
Loss (gain) on disposal of assets	9,761	15,216	(2,825)
Non-cash debt expense and non-cash rent charges	11,184	11,794	12,713
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(32,313)	(149,939)	15,911
Inventories	15,115	(2,715)	11,271
Other receivables and other current assets	(35,104)	(40,960)	(61,049)
Other long-term assets	7,288	(11,929)	(14,528)
Accounts payable	(104,879)	57,422	(9,216)
Accrued compensation and benefits	(9,138)	(31,602)	9,691
Other current liabilities	(43,543)	8,871	657
Income taxes	44,578	(30,087)	(12,942)
Other long-term liabilities	(11,362)	8,067	5,764

Net cash provided by operating activities	666,710	613,701	581,065

Cash flows from investing activities:
Additions of property and equipment	(274,605)	(317,962)	(272,212)
Acquisitions	(87,617)	(101,959)	(127,094)
Proceeds from asset sales	7,697	530	12,289
Purchase of investments available-for-sale	(2,062)	(2,009)	(52,085)
Purchase of investments held-to-maturity	(22,664)	(21,048)	(23,061)
Proceeds from the sale of investments available-for-sale	16,693	21,291	32,274
Proceeds from maturities of investments held-to-maturity	16,380	21,355	4,795
Purchase of equity investments	(2,100)	—	(17,550)
Distributions received on equity investments	2,547	908	1,134
Purchase of intangible assets	(329)	(65)	(2,291)
Other investment activity	—	1,220	(2,942)

Net cash used in investing activities	(346,060)	(397,739)	(446,743)

Cash flows from financing activities:
Borrowings	18,767,592	17,089,018	13,113,640
Payments on long-term debt	(18,828,824)	(17,102,569)	(13,160,942)
Deferred financing costs	(42)	(130)	(4,511)
Purchase of treasury stock	(153,495)	(232,715)	(6,350)
Excess tax benefits from stock award exercises	6,950	8,013	25,541
Stock award exercises and other share issuances, net	67,908	40,247	62,902
Distributions to noncontrolling interests	(67,748)	(59,357)	(48,029)
Contributions from noncontrolling interests	13,071	19,074	14,735
Proceeds from sales of additional noncontrolling interests	9,375	10,701	5,536
Purchases from noncontrolling interests	(6,859)	(24,409)	—

Net cash (used in) provided by financing activities	(192,072)	(252,127)	2,522

Net increase (decrease) in cash and cash equivalents	128,578	(36,165)	136,844
Cash and cash equivalents at beginning of year	410,881	447,046	310,202

Cash and cash equivalents at end of year	$539,459	$410,881	$447,046

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND

COMPREHENSIVE INCOME

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2006	$191,871	134,862	$135	$523,500	$1,129,621	(30,226)	$(526,920)	$12,997	$1,139,333	$37,079
Comprehensive income:
Net income	30,157				381,778				381,778	16,708	$428,643
Unrealized losses on interest rate swaps, net of tax								(7,169)	(7,169)		(7,169)
Less reclassification of net swap realized gains into net income, net of tax								(8,858)	(8,858)		(8,858)
Unrealized gains on investments, net of tax								4,211	4,211		4,211
Less reclassification of net investment realized gains into net income, net of tax								(3,692)	(3,692)		(3,692)

Total comprehensive income											$413,135

Cumulative effect of change in accounting principle SFAS Interpretation No (FIN) 48					3,891				3,891
Stock purchase shares issued				3,831		124	2,160		5,991
Stock unit shares issued				(1,848)		120	2,098		250
Stock options and SSARs exercised				13,429		2,361	41,268		54,697
Stock-based compensation expense				34,149					34,149
Excess tax benefits from stock awards exercised				27,428					27,428
Distributions to noncontrolling interests	(28,553)									(19,476)
Contributions from noncontrolling interests	9,124									5,611
Sales and assumptions of additional noncontrolling interests	6,061									7,281
Changes in fair value of noncontrolling interests	121,374			(121,374)					(121,374)	—
Other adjustments to noncontrolling interests	433									975
Purchase of treasury stock						(111)	(6,350)		(6,350)

Balance at December 31, 2007	$330,467	134,862	$135	$479,115	$1,515,290	(27,732)	$(487,744)	$(2,511)	$1,504,285	$48,178
Comprehensive income:
Net income	30,401				374,160				374,160	16,759	$421,320
Unrealized losses on interest rate swaps, net of tax								(12,947)	(12,947)		(12,947)
Less reclassification of net swap realized losses into net income, net of tax								2,590	2,590		2,590
Unrealized losses on investments, net of tax								(1,174)	(1,174)		(1,174)
Less reclassification of net investment realized gains into net income, net of tax								(297)	(297)		(297)

Total comprehensive income											$409,492

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND

COMPREHENSIVE INCOME—(Continued)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Stock purchase shares issued				2,981		98	1,730		4,711
Stock unit shares issued				(2,670)		181	3,544		874
Stock options and SSARs exercised				12,278		1,133	23,328		35,606
Stock-based compensation expense				41,235					41,235
Excess tax benefits from stock awards exercised				8,165					8,165
Distributions to noncontrolling interests	(40,016)									(19,341)
Contributions from noncontrolling interests	7,305									11,769
Sales and assumptions of additional noncontrolling interests	9,389									4,726
Purchases from noncontrolling interests	(2,347)									(2,334)
Changes in fair value of noncontrolling interests	(43,254)			43,254					43,254	—
Other adjustments to noncontrolling interests	(548)									(605)
Purchase of treasury stock						(4,789)	(232,715)		(232,715)

Balance at December 31, 2008	$291,397	134,862	$135	$584,358	$1,889,450	(31,109)	$(691,857)	$(14,339)	$1,767,747	$59,152
Comprehensive income:
Net income	38,381				422,684				422,684	18,694	$479,759
Unrealized losses on interest rate swaps, net of tax								(2,578)	(2,578)		(2,578)
Less reclassification of net swap realized losses into net income, net of tax								10,542	10,542		10,542
Unrealized gains on investments, net of tax								986	986		986
Less reclassification of net investment realized gains into net income, net of tax								(159)	(159)		(159)

Total comprehensive income											$488,550

Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(1,570)		69	1,570		—
Stock options and SSARs exercised				15,598		2,036	48,055		63,653
Stock-based compensation expense				44,422					44,422
Excess tax benefits from stock awards exercised				6,150					6,150
Distributions to noncontrolling interests	(44,277)									(23,471)
Contributions from noncontrolling interests	10,502									2,569
Sales and assumptions of additional noncontrolling interests	13,483			(529)					(529)	4,039
Purchases from noncontrolling interests	(2,594)			(3,721)					(3,721)	(544)
Changes in fair value of noncontrolling interests	24,819			(24,819)					(24,819)	—
Other adjustments	14			(339)					(339)	(1,346)
Purchase of treasury stock						(2,903)	(153,495)		(153,495)

Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. principally operates kidney dialysis centers and provides related lab services primarily in dialysis centers and in contracted hospitals across the United States. The Company also operates other ancillary services and strategic initiatives which relate primarily to its core business of providing renal care services. As of December 31, 2009, the Company operated or provided administrative services to 1,530 outpatient dialysis centers located in 43 states and the District of Columbia, serving approximately 118,000 patients. The Company’s dialysis and related lab services business qualifies as a separately reportable segment and all other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Basis of presentation

These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The financial statements include DaVita and its subsidiaries, partnerships and other entities in which it maintains a 100%, majority voting, or other controlling financial interest (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Non-marketable equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. The Company has evaluated subsequent events through February 25, 2010, which is the date these consolidated financial statements were issued.

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

Net operating revenues and accounts receivable

Revenues associated with Medicare and Medicaid programs are recognized based on: (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs paying secondary coverage (e.g., Medicaid

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Revenues associated with commercial health plans are estimated based on contractual terms for the patients under healthcare plans with which the Company has formal agreements, non-contracted health plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in the Company’s billing and collection processes that can result in denied claims for payments, and regulatory compliance issues.

Operating revenues are recognized in the period services are provided. Revenues consist primarily of payments from Medicare, Medicaid and commercial health plans for dialysis and ancillary services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and other patient services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.

Commercial revenue recognition involves significant estimating risks. With many larger, commercial insurers the Company has several different contracts and payment arrangements, and these contracts often include only a subset of the Company’s centers. It is often not possible to determine which contract, if any, should be applied prior to billing. In addition, for services provided by non- contracted centers, final collection may require specific negotiation of a payment amount, typically at a significant discount from the Company’s usual and customary rates.

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

Investments

Based upon the Company’s intentions and ability to hold certain assets until maturity, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. Based upon the Company’s other strategies involving investments, the Company classifies equity securities that have readily determinable fair values and certain other debt securities as available for sale and measures them at fair value. Unrealized gains or losses from available for sale investments are recorded in other comprehensive income until realized.

Amortizable intangibles

Amortizable intangible assets and liabilities include non-competition and similar agreements, lease agreements, hospital acute services contracts, deferred debt issuance costs and the Alliance and Product Supply Agreement, each of which have finite useful lives. Non-competition and similar agreements are amortized over the terms of the agreements, typically ten years, using the straight-line method. Lease agreements and hospital acute service contracts are amortized straight-line over the term of the lease and the contract period, respectively. Deferred debt issuance costs are amortized to debt expense over the term of the related debt using the effective interest method. The Alliance and Product Supply Agreement intangible liability is being amortized using the straight-line method over the term of the agreement, which is ten years.

Goodwill

Goodwill represents the difference between the fair value of acquired businesses and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the book value of goodwill exceeds its fair value. The Company operates several reporting units for goodwill impairment assessments.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses, and amortizable intangible assets with finite useful lives, are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in our business strategy and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Impairment charges are included in operating expenses.

Income taxes

Federal and state income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company uses a recognition threshold of more-likely-than not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements.

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

Noncontrolling interests

Noncontrolling interests represent the equity interests of third-party owners in consolidated entities which are majority-owned. As of December 31, 2009, third parties held noncontrolling ownership interests in 137 consolidated entities. See discussion below on the retrospective application of adopting the presentation and disclosure requirements relating to noncontrolling interests.

Stock-based compensation

The Company’s stock-based compensation awards are measured at their estimated fair value on the date of grant and recognized as compensation expense on the straight-line method over their individual requisite service periods. The Company implemented these requirements for all stock-based awards using the modified prospective transition method.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Interest rate swap agreements

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes. These agreements are designated as cash flow hedges and are not held for trading or speculative purposes, and have the economic effect of converting portions of the Company’s variable rate debt to a fixed rate. See Note 13 to the consolidated financial statements for further details.

Fair value estimates

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable market inputs and assumptions that market participants would use in pricing these assets, liabilities and noncontrolling interests subject to put provisions. The Company also has classified its assets, liabilities and noncontrolling interests subject to put provisions into the appropriate fair value hierarchy levels as defined by the FASB. See Note 23 to the consolidated financial statements for further details.

New accounting standards

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company is required to treat noncontrolling interests as a separate component of equity, but apart from the Company’s equity, and not as a liability or other item outside of equity. The Company is also required to identify and present consolidated net income attributable to the Company and to noncontrolling interests on the face of the consolidated statement of income. Previously, the Company had reported minority interests (noncontrolling interests) as a reduction to operating income. In addition, changes in the Company’s ownership interest while the Company retains a controlling financial interest should be accounted for as equity transactions. The Company was also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and a schedule showing the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company. This change did not have a material impact on the Company’s consolidated financial statements; however, it did change the presentation of minority interests (noncontrolling interests) in the Company’s consolidated financial statements. In conjunction with adopting these requirements, the Company was required to classify securities with redemption features that are not solely within the Company’s control such as the Company’s noncontrolling interests that are subject to put provisions outside of permanent equity and to measure these noncontrolling interests at fair value. See Note 22 to the Company’s consolidated financial statements for further details. These consolidated financial statements have been recast for all prior periods presented for the retrospective application of these presentation and disclosure requirements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The effects of the change upon the retrospective application of these presentation and disclosure requirements were as follows:

Consolidated income statements:

	2008	2007
Operating income:
Operating income as previously reported	$821,765	$862,209
Reclassification of noncontrolling interests	47,331	46,702

Operating income as adjusted	$869,096	$908,911

Income taxes:
Income taxes as previously reported	$235,300	$245,744
Income taxes associated with noncontrolling interests	171	(163)

Income taxes as adjusted	$235,471	$245,581

Consolidated balance sheet:

	2008
	Income tax receivable	Minority interest	Noncontrolling interests not subject to put provisions	Noncontrolling interests subject to put provisions	Additional paid in capital
Balances as previously reported	$32,138	$165,846	$—	$—	$769,069
Net change	(8)	(165,846)	59,152	291,397	(184,711)

Balances as adjusted	$32,130	$—	$59,152	$291,397	$584,358

Consolidated statements of cash flow:

	2008	2007
Cash flows from operating activities:
Net cash provided by operating activities as previously reported	$555,931	$533,036
Reclassification of distributions to noncontrolling interests to cash flows from financing activities	57,770	48,029

Net cash provided by operating activities as adjusted	$613,701	$581,065

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2009	2008	2007
	(shares in thousands)
Basic:
Net income attributable to DaVita Inc.	$422,684	$374,160	$381,778

Weighted average shares outstanding during the year	103,595	105,140	105,848
Vested stock units	9	9	45

Weighted average shares for basic earnings per share calculation	103,604	105,149	105,893

Basic net income per share attributable to DaVita Inc	$4.08	$3.56	$3.61

Diluted:
Net income attributable to DaVita Inc.	$422,684	$374,160	$381,778

Weighted average shares outstanding during the year	103,595	105,140	105,848
Vested stock units	9	9	45
Assumed incremental shares from stock plans	564	791	1,525

Weighted average shares for diluted earnings per share calculation	104,168	105,940	107,418

Diluted net income per share attributable to DaVita Inc	$4.06	$3.53	$3.55

Shares subject to anti-dilutive awards excluded from calculation(1)	9,912	10,053	260

(1)	Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.    Accounts receivable

Approximately 18% and 9% of the accounts receivable balances as of December 31, 2009 and 2008, respectively, were more than six months old, and there were no significant balances over one year old. Approximately 2% and 1% of our accounts receivable as of December 31, 2009 and 2008, respectively, relate to amounts due from patients. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

4.    Other receivables

Other receivables were comprised of the following:

	December 31,
	2009	2008
Supplier rebates and other non-trade receivables	$195,753	$172,604
Medicare bad debt claims	45,600	38,700
Operating advances under management and administrative services agreements	22,103	27,861

	$263,456	$239,165

Operating advances under management and administrative services agreements are generally unsecured.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

5.    Other current assets

Other current assets consist principally of prepaid expenses and operating deposits.

6.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2009	2008
Land	$11,771	$11,771
Buildings	34,294	33,833
Leasehold improvements	997,668	873,306
Equipment and information systems	999,305	928,795
New center and capital asset projects in progress	32,280	36,875

	2,075,318	1,884,580
Less accumulated depreciation and amortization	(970,393)	(836,505)

	$1,104,925	$1,048,075

Depreciation and amortization expense on property and equipment was $214,515, $201,006 and $178,990 for 2009, 2008 and 2007, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $3,627, $4,189 and $3,878 for 2009, 2008 and 2007, respectively.

7.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2009	2008
Noncompetition and other agreements	$291,022	$285,270
Lease agreements	8,156	8,637
Deferred debt issuance costs	72,656	72,748

	371,834	366,655
Less accumulated amortization	(235,102)	(206,134)

Total amortizable intangible assets	$136,732	$160,521

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2009	2008
Alliance and product supply agreement commitment (See Note 22)	$68,200	$68,200
Less accumulated amortization	(37,553)	(32,223)

	$30,647	$35,977

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Net amortization expense from noncompetition and other agreements and the amortizable intangible liabilities was $14,471, $15,911 and $14,480 for 2009, 2008 and 2007, respectively. Lease agreements which are amortized to rent expense were $565 in 2009, $1,420 in 2008 and $2,240 in 2007, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 13 to the consolidated financial statements.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2009 were as follows:

	Noncompetition and other agreements	Deferred debt issuance costs	Alliance and Product Supply Agreement liability
2010	$20,100	$9,390	$(5,330)
2011	19,660	8,922	(5,330)
2012	18,935	6,423	(5,330)
2013	16,817	2,741	(5,330)
2014	15,133	2,290	(5,330)
Thereafter	15,844	477	(3,997)

8.    Equity investments

Equity investments in non-consolidated businesses were $22,631 and $19,274 at December 31, 2009 and 2008, respectively. During 2009, 2008 and 2007, the Company recognized income of $2,442, $796 and $1,217, respectively, relating to equity investments in non-consolidated businesses under the equity method of accounting. See Note 17, section Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries to the consolidated financial statements for additional information regarding equity investment transactions.

In 2009, the Company also contributed $1,100 to an existing joint venture in which the Company owns a 50% equity investment. On December 31, 2007, the Company acquired a 50% equity investment in a joint venture that operated six dialysis centers for $17,550.

9.    Investments in debt and equity securities

Based on the Company’s intentions and strategy involving investments, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and other debt securities classified as available for sale are recorded at fair value.

The Company’s investments consist of the following:

	December 31, 2009			December 31, 2008
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$25,275	$—	$25,275	$19,355	$—	$19,355
Investments in mutual funds	—	8,816	8,816	—	21,833	21,833

	$25,275	$8,816	$34,091	$19,355	$21,833	$41,188

Short-term investments	$25,275	$1,200	$26,475	$19,355	$16,177	$35,532
Long-term investments	—	7,616	7,616	—	5,656	5,656

	$25,275	$8,816	$34,091	$19,355	$21,833	$41,188

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The cost of the certificates of deposit, money market funds and U.S. treasury notes at December 31, 2009 and 2008 approximates fair value. As of December 31, 2009 and 2008, the available for sale investments included $205 and $1,558, respectively, of gross pre-tax unrealized losses. During 2009 and 2008 the Company recorded gross pre-tax unrealized gains (losses) of $1,614 and $(1,922), respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2009, the Company sold investments in mutual funds for net proceeds of $16,693, and recognized a pre-tax gain of $261, or $159 after tax, that was previously recorded in other comprehensive income. In 2009, the Company also purchased approximately $6,300 of investments that are classified as held to maturity, net of investments routinely reinvested as required for VillageHealth, see discussion below. During 2008, the Company sold investments in mutual funds for net proceeds of $21,291 and recognized a pre-tax gain of $486, or $297 after-tax, that was also previously recorded in other comprehensive income. These pre-tax gains are included in other income. See Note 18 to the consolidated financial statements for further details.

As of December 31, 2009, investments totaling $22,275 classified as held to maturity are used to maintain certain capital requirements of the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in process of paying out all incurred claims. The Company also expects to liquidate its investments that are currently held to maintain certain capital requirements as soon as all of the claims are paid and the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

During 2007, the Company sold its investment of $20,000, or two million shares in NxStage Medical, Inc., for net proceeds of $25,868 and recognized a pre-tax gain of $5,868, or $3,628 after tax, that was previously recorded in other comprehensive income. The pre-tax gain is included in other income.

10.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2009	2008
Balance at January 1	$3,876,931	$3,767,933
Acquisitions	78,199	89,234
Sales of and purchases from noncontrolling interests	(3,293)	20,141
Divestitures	(641)	—
DVA Renal Healthcare income tax adjustments	—	(642)
Other adjustments	—	265

Balance at December 31	$3,951,196	$3,876,931

As of December 31, 2009, there was $3,882,254 and $68,942 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2008, there was $3,808,942 and $67,989 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

11.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2009	2008
Payor refunds and retractions	$320,187	$361,205
Insurance and self-insurance accruals	59,734	55,844
Accrued interest	36,881	44,308
Accrued non-income tax liabilities	11,581	8,920
Interest rate swaps	10,792	18
Other	21,917	24,944

	$461,092	$495,239

12.    Income taxes

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2009	2008
Balance beginning	$10,887	$25,744
Additions for tax positions related to current year	6,939	1,934
Additions for tax positions related to prior years	14,941	463
Reductions for tax positions related to prior years	(1,738)	(17,254)
Settlements	(336)	—

Balance ending	$30,693	$10,887

As of December 31, 2009, it is reasonably possible that $18,342 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to the filing of tax accounting method changes. These changes will have no impact on the Company’s effective tax rate. As of December 31, 2009, unrecognized tax benefits totaling $12,351 would affect the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2009 and 2008, the Company had approximately $3,226 and $1,402, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Income tax expense consisted of the following:

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$193,181	$118,764	$196,556
State	34,415	20,595	30,424
Deferred:
Federal	44,376	81,306	14,945
State	6,493	14,806	3,656

	$278,465	$235,471	$245,581

Deferred tax assets and liabilities arising from temporary differences were as follows:

	December 31,
	2009	2008
Receivables	$142,315	$108,275
Alliance and product supply agreement	11,922	13,995
Accrued liabilities	125,992	117,474
Other	62,208	65,635

Deferred tax assets	342,437	305,379
Valuation allowance	(14,191)	(12,588)

Net deferred tax assets	328,246	292,791

Intangible assets	(317,306)	(262,029)
Property and equipment	(84,041)	(55,747)
Other	(4,801)	(2,703)

Deferred tax liabilities	(406,148)	(320,479)

Net deferred tax liabilities	$(77,902)	$(27,688)

At December 31, 2009, the Company had state net operating loss carryforwards of approximately $169,497 that expire through 2029, and federal net operating loss carryforwards of $10,657 that expire through 2029. The utilization of these losses may be limited in future years based on the profitability of certain separate-return entities. The valuation allowance increase of $1,603 relates to changes in the estimated tax benefit of federal and state operating losses of separate-return entities.

The reconciliation between our effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.7	3.5
Changes in deferred tax valuation allowances	0.2	0.3	0.2
Other	0.8	(0.3)	0.4
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(3.0)	(2.8)	(2.7)

Effective tax rate	36.7%	35.9%	36.4%

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

13.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2009	2008
Senior Secured Credit Facilities:
Term loan A	$153,125	$214,375
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	15,891	15,266
Capital lease obligations	4,635	5,873

Total principal debt outstanding	3,629,526	3,691,389
Premium on the 6 5/8% senior notes	2,698	3,757

	3,632,224	3,695,146
Less current portion	(100,007)	(72,725)

	$3,532,217	$3,622,421

Scheduled maturities of long-term debt at December 31, 2009 were as follows:

2010	100,007
2011	67,589
2012	1,707,625
2013	901,374
2014	495
Thereafter	852,436

Senior Secured Credit Facility

The Senior Secured Credit Facilities are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The Senior Secured Credit Facilities also contain customary affirmative and negative covenants and require compliance with financial covenants, including an interest rate coverage ratio, and a leverage ratio that determines the interest rate margins on term loan A and the revolving line of credit. The Senior Secured Credit Facilities in general also contain limits on the general amount of capital expenditures for internal growth, acquisitions and capital improvements, redemptions or acquisitions of capital stock, the payment of dividends and distributions in cash as well as limits on the amount of tangible net assets in non-guarantor subsidiaries. However, the limitations on capital expenditures for internal growth will not apply during the periods in which the Company’s leverage ratio is less than 3.5:1. The Company’s leverage ratio at December 31, 2009 was less than 3.5:1.

Term Loans

Term loan A and term loan B total outstanding borrowings each consist of various individual tranche amounts that can range in maturity from one month to twelve months. Each specific tranche bears interest at a LIBOR rate determined by the maturity of that specific tranche and the interest rates are reset as each specific tranche matures. The overall weighted average interest rate for each term loan is determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Term Loan A

Term loan A currently bears interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 1.74% at December 31, 2009. The interest rate margin is subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%. Term loan A matures in October 2011 and requires annual principal payments of $87,500 in 2010 and $65,625 in 2011, respectively.

During 2009 and 2008, the Company made principal payments totaling $61,250 and $14,875, respectively, on term loan A.

Term Loan B

Term loan B bears interest at LIBOR plus a margin of 1.50% for an overall weighted average effective rate of 2.66%, including the impact of the Company’s swap agreements at December 31, 2009. Term loan B matures in October 2012 and requires principal payments of $1,705,875 in year 2012. During 2009 and 2008, the Company did not make, nor was the Company required to make, any principal payments on Term loan B.

Revolving Lines of Credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $250,000, of which approximately $51,889 was committed for outstanding letters of credit. The Company also has other undrawn revolving lines of credit totaling $3,300 associated with several of its joint ventures.

Senior and Senior Subordinated Notes

The Company’s senior and senior subordinated notes, as of December 31, 2009 and 2008, consisted of $900,000 of 6 5/8% senior notes due 2013 and $850,000 of 7 1/4% senior subordinated notes due 2015. The effective interest rate for $400,000 of the 6 5/8% senior notes is 6.45%. The notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and require semi-annual interest payments in March and September. The Company may redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

As of December 31, 2009, the Company maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $388,900. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.78% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire in 2010 and require quarterly interest payments. The Company estimates that approximately $8,900 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2009 will be reclassified into income over the next twelve months.

The following table summarizes our derivative instruments as of December 31, 2009 and 2008:

	Interest rate swap liabilities
	December 31, 2009		December 31, 2008
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Current settlement of interest rate swap agreements	Other current liabilities	$10,792	Other current liabilities	$18
Interest rate swap agreements	Other long-term liabilities	—	Other long-term liabilities	21,886

Total		$10,792		$21,904

The following table summarizes the effects of our interest rate swap agreements for the years ended December 31, 2009, 2008 and 2007:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements			Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
Derivatives designated as cash flow hedges	Years ended December 31,				Years ended December 31,
	2009	2008	2007		2009	2008	2007
Interest rate swap agreements	$(4,220)	$(21,190)	$(11,733)	Debt expense	$(17,253)	$(4,239)	$14,498
Tax expense benefit (expense)	1,642	8,243	4,564		6,711	1,649	(5,640)

Total	$(2,578)	$(12,947)	$(7,169)		$(10,542)	$(2,590)	$8,858

As of December 31, 2009, the Company’s interest rates were economically fixed on approximately 21% of its variable rate debt and approximately 59% of its total debt.

As a result of the swap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.63%, based upon the current margins in effect of 1.50%, as of December 31, 2009.

The Company’s overall weighted average effective interest rate in 2009 was 4.86% and as of December 31, 2009 was 4.68%.

Debt expense

Debt expense consisted of interest expense of $176,100, $214,944 and $242,720, amortization of deferred financing costs of $9,655, $9,772 and $9,808 for 2009, 2008 and 2007, respectively, and in 2007 included the

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

write-off of $4,371 of deferred financing costs. Debt expense in 2007 also included $248 of other costs associated with the amendment and reinstatement of the Senior Secured Credit Facilities. The interest expense amounts are net of capitalized interest.

14.    Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to 15 years, which contain renewal options of five to ten years at the fair rental value at the time of renewal. The Company leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain equipment under capital leases.

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2010	$215,993	$851
2011	197,042	852
2012	176,378	870
2013	152,512	835
2014	130,718	579
Thereafter	439,217	2,801

	$1,311,860	6,788

Less portion representing interest		(2,153)

Total capital lease obligations, including current portion		$4,635

Rent expense under all operating leases for 2009, 2008, and 2007 was $248,792, $225,531 and $200,626, respectively. Rent expense is recorded on a straight-line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $5,432, $6,612 and $7,191 at December 31, 2009, 2008 and 2007, respectively. Capital lease obligations are included in long-term debt. See Note 13 to the consolidated financial statements.

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

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2009 and 2008 were $2,062, and $1,993, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2009 and

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

2008, the Company distributed $601 and $764, respectively, to participants. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a “rabbi trust” and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2009 and 2008, the total fair value of assets held in trust were $7,246 and $4,556, respectively.

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination of each individual participant. During 2009 and 2008, the Company distributed $241 and $142, respectively, to participants. As of December 31, 2009 and 2008, the total fair value of assets held in trust was $1,570 and $1,490, respectively.

The Company maintained a non-qualified deferred compensation plan for key employees. Company contributions were discretionary and were deposited into a rabbi trust. Participants in the plan were subject to a vesting period and typically receive annual distributions from the plan commencing one year after grant date, although in certain situations distributions are paid upon termination or retirement. Participants also had the option to direct their balances into certain investment funds and were credited with their proportional amount of earnings from the investments. The assets of this plan were held in the rabbi trust and were subject to the claims of the Company’s general creditors in the event of its bankruptcy. There were no contributions to this plan in 2009. In 2008, the Company contributed $16 to this plan. During 2009, the Company distributed $15,851, including earnings, to eligible participants, which were the total assets held in trust. In 2008, the Company distributed $5,263 to eligible participants.

The Company also maintained another non-qualified deferred compensation plan for certain employees. Company contributions to the plan were discretionary and were deposited into a rabbi trust that was not subject to general creditors claims in the event of bankruptcy by the Company. Participants in the plan were subject to a vesting period and were credited with their proportional amount of earnings from the investments within the plan. In 2008, the Company distributed $15,122, including earnings to all eligible participants. The distribution was the total assets held by trust.

The fair value of all of the assets held in plan trusts as of December 31, 2009, and 2008 totaled $8,816 and $21,833, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance will be recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2009, these cash bonuses would total approximately $235,000 if a control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2009, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

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

Inquiries by the Federal Government

In December 2008, the Company received a subpoena for documents from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and Epogen® , or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. The Company has been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and has been advised that this is a civil inquiry. On June 17, 2009, the Company learned that the allegations were made as part of a civil qui tam complaint filed by individuals and brought pursuant to the federal False Claims Act. The case remains under seal in the United States District Court for the Northern District of Georgia. The Company is cooperating with the inquiry and is producing the requested records. To the Company’s knowledge, no proceedings have been initiated by the federal government against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated, or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoena will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

In February 2007, the Company received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and the Company was subsequently served with a complaint by the relator. We believe that there is some overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office, for the Eastern District of Missouri in St. Louis described below. To the Company’s knowledge, no proceedings have been initiated by the federal government against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

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

Several wage and hour claims have been filed against the Company in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, the Company was served with five separate complaints, including two in October 2008, by various former employees, each of which alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, failed to pay the correct amount of overtime, failed to pay the rate on the “wage statement,” and failed to comply with certain other California labor code requirements. The Company has reached a tentative settlement in the complaints served in February 2007 and December 2008 and one of the complaints served in October 2008. That settlement has been partially approved by the court and the Company is waiting for final court approval of the last part of the settlement. The Company intends to vigorously defend against the remaining claims and to vigorously oppose the certification of the remaining matters as class actions.

In August 2007, Sheet Metal Workers National Health Fund and Glenn Randle filed a complaint in the United States District Court for the Central District of California against the Company. The complaint also names as defendants Amgen Inc. and Fresenuis Medical Care Holdings, Inc. The complaint is styled as a class action and alleges four claims against the Company, including violations of the federal RICO statute, California’s unfair competition law, California’s false advertising law and for unjust enrichment. The complaint’s principal allegations against the Company are that the defendants engaged in a scheme to unlawfully promote the administration of EPO to hemodialysis patients intravenously, as opposed to subcutaneously, and to over-utilize EPO. On December 17, 2008, the Court dismissed the complaint and allegations in their entirety with permission

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

of plaintiffs to amend the complaint. The Company was not named as a defendant in plaintiffs’ amended complaint. In June 2009, the Court dismissed the remainder of the case. Following the dismissal, plaintiffs filed a notice of appeal. The notice of appeal seeks review by the U. S. Court of Appeals for the Ninth Circuit of all of the district court’s dismissal rulings, including the ruling dismissing the Company as a defendant. The Company intends to continue to vigorously defend this claim.

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

17.    DaVita Inc. stock-based compensation and shareholders’ equity

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares held in treasury.

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

2002 Plan.    The DaVita Inc. 2002 Equity Compensation Plan (the 2002 Plan) is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2002 Plan mandates a maximum award term of five years, and stipulates that stock options and stock appreciation rights be granted with prices not less than the fair market value on the date of grant. The 2002 Plan further requires that full share awards such as restricted stock units reduce shares available under the 2002 Plan at a rate of 3.0:1. The Company’s nonqualified stock options, stock appreciation rights and stock units awarded under the 2002 Plan generally vest over 48 to 60 months from the date of grant. At December 31, 2009, there were 13,316,104 stock options and stock-settled stock appreciation rights and 69,696 stock units outstanding and 4,041,592 shares available for future grants under the 2002 Plan.

Predecessor plans.    Various prior stock-based compensation plans were terminated upon shareholder approval of the 2002 Plan in 2002, and the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan (the 1999 Plan) expired in 2009, both except with respect to option awards then outstanding. Stock options granted under these terminated plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. For these terminated plans, there were only 20,084 stock options remaining outstanding under the 1999 Plan as of December 31, 2009.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A combined summary of the status of awards under these stock-based compensation plans and agreements, including base shares for stock appreciation rights and shares subject to stock option and stock unit awards, is as follows:

	Year ended December 31, 2009
	Stock options and stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	12,739,134	$47.75		104,085
Granted	4,211,840	46.97		48,135
Exercised	(2,621,042)	37.31		(73,801)
Forfeited	(993,744)	49.74		(8,723)

Outstanding at end of period	13,336,188	$49.41	3.0	69,696	4.1

Awards exercisable at end of period	4,473,520	$50.93	2.0	8,810	4.8

Weighted-average fair value of awards granted during 2009	$12.08			$54.31

Weighted-average fair value of awards granted during 2008	$11.01			$51.13

Weighted-average fair value of awards granted during 2007	$13.89			$54.69

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	69,696	$—	8,810	$—
$30.01–$40.00	250	32.20	250	32.20
$40.01–$50.00	7,324,263	46.52	1,844,556	47.94
$50.01–$60.00	5,957,175	52.85	2,603,091	52.94
$60.01–$70.00	54,500	61.12	25,623	61.02

Total	13,405,884	$49.15	4,482,330	$50.83

For the years ended December 31, 2009, 2008, and 2007, the aggregate intrinsic value of stock awards exercised was $46,896, $35,957 and $86,283, respectively. At December 31, 2009, the aggregate intrinsic value of stock awards outstanding was $128,668 and the aggregate intrinsic value exercisable was $35,533.

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

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in the periods indicated is as follows:

	Year ended December 31,
	2009	2008	2007
Expected term	3.5 years	3.4 years	3.7 years
Expected volatility	32%	27%	25%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	2.4%	4.4%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits that were used to purchase the Company’s common stock were $4,280, $4,522, and $4,711 at December 31, 2009, 2008 and 2007, respectively. Subsequent to December 31, 2009, 2008 and 2007, 86,213, 107,340 and 98,353 shares, respectively, were issued to satisfy obligations under the plan. At December 31, 2009, there were 962,752 shares available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2009, 2008 and 2007, respectively: expected volatility of 34%, 24% and 23%; risk-free interest rate of 0.2%, 2.5% and 4.9%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $13.90, $13.65 and $13.96 for 2009, 2008 and 2007, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Stock-based compensation expense and proceeds

For the years ended December 31, 2009, 2008 and 2007, the Company recognized $44,422, $41,235 and $34,149, respectively, in stock-based compensation expense for stock options, stock settled stock appreciation rights, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2009, 2008 and 2007 were $16,810, $15,609 and $12,820, respectively. As of December 31, 2009, there was $79,957 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2009, 2008 and 2007, the Company received $63,653, $35,606 and $54,697 in cash proceeds from stock option exercises and $18,241, $13,988 and $32,788 in total actual tax benefits upon the exercise of stock awards, respectively.

Stock repurchases

During 2009 and 2008, the Company repurchased a total of 2,902,619 and 4,788,881shares of its common stock for $153,495 and $232,715, or an average price of $52.88 and $48.59 per share respectively, pursuant to previously announced authorizations by the Board of Directors. On November 3, 2009, the Company announced that its Board of Directors authorized an increase of an additional $500,000 of share repurchases of its common stock. As a result of these transactions the total outstanding authorization for share repurchases as of December 31, 2009 was $500,000. The Company has not repurchased any additional shares of its common stock through February 25, 2010. This stock repurchase program has no expiration date.

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

Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

Year ended December 31, 2009
Net income attributable to DaVita Inc.	$422,684

Decrease in paid-in capital for sales of noncontrolling interest in eleven joint ventures, respectively	(529)
Decrease in paid-in capital for the purchase of a noncontrolling interest in six joint ventures, respectively	(3,721)

Net transfer from noncontrolling interests	(4,250)

Change from net income attributable to DaVita Inc. and transfers (to) from noncontrolling interests	$418,434

During 2009, the Company contributed cash and assets in two centers that were previously wholly-owned in exchange for an equity investment of 40% in a newly formed joint venture valued at $3,600. The Company recognized a pre-tax loss of $1,928 and deconsolidated these centers as a result of the transaction. In 2009, the Company also sold its controlling financial interest in one entity that contained one center which was previously wholly-owned to an existing joint venture in which the Company owns a 50% equity investment for $1,750 and recognized a pre-tax loss of $1,408. The Company deconsolidated this entity as a result of this transaction. The Company was also required to contribute $1,000 to the joint venture. The estimated fair values of the retained equity investments for both of these transactions were based upon valuation techniques as determined by an outside appraiser. The recognized pre-tax losses for both transactions were recorded in patient care costs in the consolidated statement of income.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

18.    Other comprehensive income

Charges and credits to other comprehensive income have been as follows:

	2007
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(11,733)	$4,564	$(7,169)
Less reclassification of net swap realized gains into net income	(14,498)	5,640	(8,858)

Net swap activity	(26,231)	10,204	(16,027)

Unrealized gains on investments	6,892	(2,681)	4,211
Less reclassification of net investment realized gains into net income	(6,042)	2,350	(3,692)

Net investment activity	850	(331)	519

Total	$(25,381)	$9,873	$(15,508)

	2008
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(21,190)	$8,243	$(12,947)
Less reclassification of net swap realized losses into net income	4,239	(1,649)	2,590

Net swap activity	(16,951)	6,594	(10,357)

Unrealized losses on investments	(1,922)	748	(1,174)
Less reclassification of net investment realized gains into net income	(486)	189	(297)

Net investment activity	(2,408)	937	(1,471)

Total	$(19,359)	$7,531	$(11,828)

	2009
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(4,220)	$1,642	$(2,578)
Less reclassification of net swap realized losses into net income	17,253	(6,711)	10,542

Net swap activity	13,033	(5,069)	7,964

Unrealized gains on investments	1,614	(628)	986
Less reclassification of net investment realized gains into net income	(261)	102	(159)

Net investment activity	1,353	(526)	827

Total	$14,386	$(5,595)	$8,791

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Changes in accumulated other comprehensive income (loss) has been as follows:

	Interest rate swaps	Investment securities	Accumulated other comprehensive income
Balance December 31, 2007	(3,030)	519	(2,511)
Net activity	(10,357)	(1,471)	(11,828)

Balance December 31, 2008	$(13,387)	$(952)	$(14,339)
Net activity	7,964	827	8,791

Balance December 31, 2009	$(5,423)	$(125)	$(5,548)

19.    Acquisitions and divestitures

Acquisitions

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

The total acquisition amounts were as follows:

	Year ended December 31,
	2009	2008	2007
Cash paid, net of cash acquired	$87,617	$101,959	$127,094
Deferred purchase price and other acquisition obligations	338	2,286	1,195

Aggregate purchase cost	$87,955	$104,245	$128,289

Number of chronic dialysis centers acquired	19	20	16

During 2009, 2008, and 2007, the Company acquired dialysis businesses consisting of 19 centers, 20 centers and 16 centers for a total of $87,955, $93,024 and $57,783, respectively, in cash and deferred purchase price obligations. In 2009, the Company also acquired additional ownership interests in several existing majority-owned joint ventures for $6,859. In 2008, the Company also acquired an 80% ownership interest in one vascular access clinic for $11,221 and in addition, purchased additional ownership interests in several existing majority-owned joint ventures for $24,409. In 2007, the Company also acquired an 85% ownership interest in HomeChoice Partners for $70,506 in cash and deferred purchase price obligations. HCP provides infusion therapy services to patients with acute or chronic conditions that can be treated at home or at an ambulatory infusion site. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

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

The aggregate purchase cost allocations for dialysis and other related businesses were as follows:

	Year ended December 31,
	2009	2008	2007
Tangible assets, principally leasehold improvements and equipment	$11,140	$7,972	$20,085
Amortizable intangible assets	6,703	9,988	12,271
Goodwill	78,199	89,234	105,609
Noncontrolling interest, net purchased (assumed)	(7,567)	(2,732)	(7,987)
Liabilities assumed	(520)	(217)	(1,689)

Aggregate purchase cost	$87,955	$104,245	$128,289

Amortizable intangible assets acquired during 2009, 2008 and 2007 had weighted-average estimated useful lives of seven, nine and eight years, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2009, 2008, and 2007 was approximately $72,000, $109,000 and $106,000, respectively.

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions in 2009 and 2008 had been consummated as of the beginning of 2008, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2009	2008
	(unaudited)
Pro forma net revenues	$6,141,217	$5,761,318
Pro forma net income attributable to DaVita Inc.	424,493	379,132
Pro forma income from continuing operations attributable to DaVita Inc.	424,493	379,132
Pro forma basic net income per share attributable to DaVita Inc.	4.10	3.61
Pro forma diluted net income per share attributable to DaVita Inc.	4.08	3.58

20.    Variable interest entities

Effective for the Company’s first annual reporting period that begins after November 15, 2009, the FASB is eliminating the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and requiring additional disclosures about an enterprise’s involvement in variable interest entities. An enterprise will be required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB is establishing new guidance for determining whether an entity is a variable interest entity, requiring an ongoing

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights concerning those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company is currently in the process of assessing the expected impact of this standard on its consolidated financial statements.

In December 2008, the FASB required public entities to provide additional disclosures about transfers of financial assets and required public enterprises to provide additional disclosures about their involvement in variable interest entities and certain special purpose entities. Because these requirements impact disclosures and not the accounting treatment for transfers of financial assets and interests in variable interest entities, these requirements did not impact the Company’s consolidated financial condition or results of operations.

The Company is deemed to be the primary beneficiary of all of the variable interest entities (“VIEs”) with which it is associated. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations or joint ventures that require subordinated support in addition to their equity capital to finance operations. These include dialysis operating entities in New York and other states and physician practice management entities in various states.

Under the terms of the applicable arrangements, the Company bears most of the economic risks and rewards of ownership for these operating VIEs. The Company has contractual arrangements with its respective related party nominee owners which indemnify them from the economic losses, and entitle the Company to the economic benefits, that may result from ownership of such VIEs. DaVita manages these VIE subsidiaries and provides operating and capital funding as necessary to accomplish its operational and strategic objectives. Accordingly, since the Company bears the majority of the risks and rewards attendant to their ownership, the Company consolidates these variable interest entities as their primary beneficiary.

Total assets of these consolidated operating VIEs were approximately $21,000 and their liabilities to unrelated third parties were approximately $18,000 at December 31, 2009.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 9 to the consolidated financial statements for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

21.    Concentrations

Approximately 65% of the Company’s total dialysis and related lab services revenues in 2009, 65% in 2008 and 64% in 2007 are from government-based programs, principally Medicare and Medicaid. Accounts receivable, and other receivables, from Medicare and Medicaid-assigned plans were approximately $467,900 and $467,400, respectively as of December 31, 2009 and 2008. No other single payor accounted for more than 5% of total accounts receivable.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

22.    Noncontrolling interests subject to put provisions and other commitments

Noncontrolling interests subject to put provisions

The Company has potential obligations to purchase the interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of the noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amounts of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $7,200.

Certain consolidated joint ventures are contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments, for which the classification and measurement requirements as defined by FASB have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

Other commitments

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

The Product Supply Agreement committed the Company to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended in 2006 (the Amended Product Supply Agreement) to reduce the Company’s purchase obligations for certain hemodialysis product supplies and equipment, and in 2007, the Company terminated its obligation to purchase certain dialysis machines under the Amended Product Supply Agreement. As a result of this termination the Company recorded a net valuation gain of $55,275 in 2007. This valuation gain represents the difference in the amortized original fair value of the Amended Product Supply Agreement and that of the Amended Product

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Supply Agreement as adjusted for the termination of the obligation to purchase certain dialysis machines as of June 30, 2007. We continue to be subject to the Product Supply Agreement’s requirements to purchase a significant majority of our hemodialysis non-equipment product supplies, such as dialyzers, from Gambro at fixed prices.

During 2009, 2008 and 2007, the Company purchased $87,983, $83,360 and $90,696 of hemodialysis product supplies from Gambro Renal Products, representing 2% of the Company’s total operating costs, for all years presented.

The centers acquired from Gambro Healthcare were subject to a five-year Corporate Integrity Agreement in connection with its December 2004 settlement with the U.S. Government that imposed significant specific compliance operating and reporting requirements, and requires an annual audit by an independent reporting organization. The corporate integrity agreement expired on November 30, 2009. The Company submitted its final annual report to the Office of the Inspector General, U.S. Department of Health and Human Services on January 14, 2010. On February 16, 2010, the Company was informed by the OIG that it has received the Company’s final annual report and determined that DVA Renal Healthcare, a wholly-owned subsidiary of the Company, complied with the terms of the corporate integrity agreement during the final reporting period and that the Fifth Annual Report is complete. The five year term of the corporate integrity agreement has now concluded and DVA Renal Healthcare is no longer subject to its terms.

In January 2010, the Company entered into an agreement with Fresenius which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013.

Other than operating leases, disclosed in Note 14 to the consolidated financial statements, and the letters of credit and the interest rate swap agreements, disclosed in Note 13 to the consolidated financial statements, or as described above the Company has no off balance sheet financing arrangements as of December 31, 2009.

23.    Fair values of financial instruments

Effective January 1, 2008, the FASB established a framework for measuring assets and liabilities at fair value and also required additional disclosures about fair value measurements. These requirements applied to assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009 the FASB issued additional requirements relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. The adoption of these requirements relating to nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$8,816	$8,816	$—	$—

Liabilities
Interest rate swap agreements	$10,792	$—	$10,792	$—

Temporary equity
Noncontrolling interests subject to put provisions	$331,725	$—	$—	$331,725

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 9 to the consolidated financial statements for further discussion.

The interest rate swap agreements are recorded at fair value based upon valuation models and a variety of techniques as reported by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap agreements would be materially different than the fair values currently reported. See Note 13 to the consolidated financial statements for further discussion.

See Note 22 to the consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Effective January 1, 2008, the FASB allowed companies the alternative to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis that are currently not required to be measured at fair value. This provision was also designed to reduce the volatility in earnings caused by measuring related assets and liabilities differently and established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect to measure certain assets and liabilities at fair value on an instrument-by-instrument basis.

Other financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2009 and 2008 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities totaled $1,859,000 as of December 31, 2009, and the fair value was $1,817,173 based upon quoted market prices. The fair value of the Company’s senior and senior subordinated notes was approximately $1,756,625 at December 31, 2009 based upon quoted market prices, as compared to the carrying amount of $1,750,000.

24.    Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. For internal management reporting the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management since separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The dialysis and related lab services business qualifies as a separately reportable segment and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of the operating segments. For internal management reporting, segment operations include direct segment operating expenses with the exception of stock-based compensation expense and equity investment income.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Years ended December 31,
	2009	2008(2)	2007(2)
Segment revenues:
Dialysis and related lab services(1)	$5,791,698	$5,415,363	$5,130,181
Other—Ancillary services and strategic initiatives	317,102	244,810	133,970

Consolidated revenues	$6,108,800	$5,660,173	$5,264,151

Segment operating margin (loss):
Dialysis and related lab services	$999,961	$939,391	$990,049
Other—Ancillary services and strategic initiatives	(17,710)	(29,856)	(48,206)

Total segment margin	982,251	909,535	941,843
Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(44,422)	(41,235)	(34,149)
Equity investment income	2,442	796	1,217

Consolidated operating income	940,271	869,096	908,911
Debt expense	(185,755)	(224,716)	(257,147)
Other income	3,708	12,411	22,460

Consolidated income before income taxes	$758,224	$656,791	$674,224

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company either owns an equity investment or are wholly-owned by third parties.
(2)	Certain costs previously reported in the Ancillary Services and Strategic Initiatives have been reclassified to the dialysis and related lab services to conform to the current year presentation.

Depreciation and amortization expense for the dialysis and related lab services for 2009, 2008 and 2007 were $221,907, $210,143 and $189,215, respectively, and were $7,079, $6,774 and $4,255, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	December 31,
	2009	2008
Segment assets
Dialysis and related lab services	$7,334,235	$7,031,550
Other—Ancillary services and strategic initiatives	224,001	254,533

Consolidated assets	$7,558,236	$7,286,083

In 2009 and 2008, the total amount of expenditures for property and equipment for the dialysis and related lab services were $271,817 and $313,414, respectively, and were $2,788 and $4,548, respectively, for the ancillary services and strategic initiatives.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

25.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2009	2008	2007
Cash paid:
Income taxes	$161,671	$163,147	$205,955
Interest	186,280	222,558	245,325
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	—	—	2,769
Liabilities assumed in conjunction with common stock acquisitions	—	—	1,653
Assets exchanged for equity investments	2,618	—	—
Assets received for additional noncontrolling interests	51	—	—

26.    Selected quarterly financial data (unaudited)

	2009				2008
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$1,568,204	$1,573,915	$1,519,041	$1,447,640	$1,461,010	$1,447,135	$1,407,304	$1,344,724
Operating income	238,712	245,001	235,954	220,604	223,109	221,772	218,434	205,781
Income before income taxes	194,563	200,465	190,139	173,057	169,364	169,748	166,101	151,578
Net income attributable to DaVita Inc.	109,724	110,930	105,819	96,211	98,365	93,910	94,951	86,934
Basic earnings per share attributable to DaVita Inc.	1.07	1.07	1.02	0.93	0.95	0.90	0.91	0.81
Diluted earnings per share attributable to DaVita Inc.	$1.06	$1.06	$1.02	$0.92	$0.94	$0.89	$0.90	$0.80

27.    Condensed consolidating financial statements

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2009
Net operating revenues	$401,058	$5,100,716	$1,032,676	$(425,650)	$6,108,800
Operating expenses	246,578	4,484,083	863,518	(425,650)	5,168,529

Operating income	154,480	616,633	169,158	—	940,271
Debt (expense)	(188,109)	(179,294)	(1,304)	182,952	(185,755)
Other income, net	186,189	—	471	(182,952)	3,708
Income tax expense	60,414	212,571	5,480	—	278,465
Equity earnings in subsidiaries	330,538	103,430	—	(433,968)	—

Net income	422,684	328,198	162,845	(433,968)	479,759
Less: Net income attributable to noncontrolling interests	—	—	—	(57,075)	(57,075)

Net income attributable to DaVita Inc.	$422,684	$328,198	$162,845	$(491,043)	$422,684

For the year ended December 31, 2008
Net operating revenues	$363,112	$4,808,324	$881,810	$(393,073)	$5,660,173
Operating expenses	228,729	4,208,769	746,652	(393,073)	4,791,077

Operating income	134,383	599,555	135,158	—	869,096
Debt (expense)	(227,535)	(189,506)	(2,520)	194,845	(224,716)
Other income, net	206,527	—	729	(194,845)	12,411
Income tax expense	43,763	188,888	2,820	—	235,471
Equity earnings in subsidiaries	304,548	81,459	—	(386,007)	—

Net income	374,160	302,620	130,547	(386,007)	421,320
Less: Net income attributable to noncontrolling interests	—	—	—	(47,160)	(47,160)

Net income attributable to DaVita Inc.	$374,160	$302,620	$130,547	$(433,167)	$374,160

For the year ended December 31, 2007
Net operating revenues	$365,728	$4,534,153	$754,163	$(389,893)	$5,264,151
Operating expenses	208,042	3,919,932	617,159	(389,893)	4,355,240

Operating income	157,686	614,221	137,004	—	908,911
Debt (expense)	(259,745)	(256,050)	(4,002)	262,650	(257,147)
Other income, net	284,038	—	1,072	(262,650)	22,460
Income tax expense (benefit)	70,972	175,691	(1,082)	—	245,581
Equity earnings in subsidiaries	270,771	87,185	—	(357,956)	—

Net income	381,778	269,665	135,156	(357,956)	428,643
Less: Net income attributable to noncontrolling interests	—	—	—	(46,865)	(46,865)

Net income attributable to DaVita Inc.	$381,778	$269,665	$135,156	$(404,821)	$381,778

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2009
Cash and cash equivalents	$534,550	$—	$4,909	$—	$539,459
Accounts receivable, net	—	961,946	143,957	—	1,105,903
Other current assets	15,619	597,086	44,454	—	657,159

Total current assets	550,169	1,559,032	193,320	—	2,302,521
Property and equipment, net	11,232	900,969	192,724	—	1,104,925
Amortizable intangible assets, net	30,212	101,931	4,589	—	136,732
Investments in subsidiaries	5,130,035	509,733	—	(5,639,768)	—
Receivables from subsidiaries	293,062	—	138,482	(431,544)	—
Other long-term assets and investments	7,700	19,528	35,634	—	62,862
Goodwill	—	3,622,885	328,311	—	3,951,196

Total assets	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

Current liabilities	$170,061	$781,870	$95,010	$—	$1,046,941
Payables to parent	—	418,529	13,015	(431,544)	—
Long-term debt and other long-term liabilities	3,507,753	458,779	18,879	—	3,985,411
Noncontrolling interests subject to put provisions	209,530	—	—	122,195	331,725
Total DaVita Inc. shareholders’ equity	2,135,066	5,054,900	584,868	(5,639,768)	2,135,066
Noncontrolling interest not subject to put provisions	—	—	181,288	(122,195)	59,093

Total equity	2,135,066	5,054,900	766,156	(5,761,963)	2,194,159

Total liabilities and equity	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

As of December 31, 2008
Cash and cash equivalents	$397,576	$—	$13,305	$—	$410,881
Accounts receivable, net	—	933,906	141,551	—	1,075,457
Other current assets	22,112	573,070	46,776	—	641,958

Total current assets	419,688	1,506,976	201,632	—	2,128,296
Property and equipment, net	15,175	864,725	168,175	—	1,048,075
Amortizable intangible assets, net	39,990	114,237	6,294	—	160,521
Investments in subsidiaries	4,866,399	464,377	—	(5,330,776)	—
Receivables from subsidiaries	320,338	—	90,754	(411,092)	—
Other long-term assets and investments	13,320	14,815	44,125	—	72,260
Goodwill	—	3,571,669	305,262	—	3,876,931

Total assets	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

Current liabilities	$106,370	$990,024	$66,669	$—	$1,163,063
Payables to parent	—	386,460	24,632	(411,092)	—
Long-term debt and other long-term liabilities	3,616,082	368,774	19,868	—	4,004,724
Noncontrolling interests subject to put provisions	184,711	—	—	106,686	291,397
Total DaVita Inc. shareholders’ equity	1,767,747	4,791,541	539,235	(5,330,776)	1,767,747
Noncontrolling interest not subject to put provisions	—	—	165,838	(106,686)	59,152

Total equity	1,767,747	4,791,541	705,073	(5,437,462)	1,826,899

Total liabilities and equity	$5,674,910	$6,536,799	$816,242	$(5,741,868)	$7,286,083

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2009
Cash flows from operating activities
Net income.	$422,684	$328,198	$162,845	$(433,968)	$479,759
Changes in operating assets and liabilities and non cash items included in net income	(115,305)	(72,610)	(59,102)	433,968	186,951

Net cash provided by operating activities	307,379	255,588	103,743	—	666,710

Cash flows from investing activities
Additions of property and equipment	(1,748)	(213,046)	(59,811)	—	(274,605)
Acquisitions	—	(87,617)	—	—	(87,617)
Proceeds from asset sales	—	7,697	—	—	7,697
Other items	11,631	(3,166)	—	—	8,465

Net cash provided by (used in) by investing activities	9,883	(296,132)	(59,811)	—	(346,060)

Cash flows from financing activities
Long-term debt	(60,619)	(1,512)	899	—	(61,232)
Intercompany borrowing	(41,032)	100,429	(59,397)	—	—
Other items	(78,637)	(58,373)	6,170	—	(130,840)

Net cash (used in) provided by financing activities	(180,288)	40,544	(52,328)	—	(192,072)

Net increase (decrease) in cash and cash equivalents	136,974	—	(8,396)	—	128,578
Cash and cash equivalents at beginning of the year	397,576	—	13,305	—	410,881

Cash and cash equivalents at the end of the year	$534,550	$—	$4,909	$—	$539,459

For the year ended December 31, 2008
Cash flows from operating activities
Net income.	$374,160	$302,620	$130,547	$(386,007)	$421,320
Changes in operating assets and liabilities and non cash items included in net income	(614,540)	431,232	(10,318)	386,007	192,381

Net cash (used in) provided by operating activities	(240,380)	733,852	120,229	—	613,701

Cash flows from investing activities
Additions of property and equipment	(2,546)	(271,561)	(43,855)	—	(317,962)
Acquisitions	(439)	(92,299)	(9,221)	—	(101,959)
Proceeds from asset sales	—	530	—	—	530
Other items	19,281	2,371	—	—	21,652

Net cash provided by (used in) investing activities	16,296	(360,959)	(53,076)	—	(397,739)

Cash flows from financing activities
Long-term debt	(17,675)	(424)	4,548	—	(13,551)
Intercompany borrowing	380,763	(358,761)	(22,002)	—	—
Other items	(184,585)	(13,708)	(40,283)	—	(238,576)

Net cash provided by (used in) financing activities	178,503	(372,893)	(57,737)	—	(252,127)

Net (decrease) increase in cash and cash equivalents	(45,581)	—	9,416	—	(36,165)
Cash and cash equivalents at beginning of the year	443,157	—	3,889	—	447,046

Cash and cash equivalents at the end of the year	$397,576	$—	$13,305	$—	$410,881

For the year ended December 31, 2007
Cash flows from operating activities
Net income	$381,778	$269,665	$135,156	$(357,956)	$428,643
Changes in operating assets and liabilities and non cash items included in net income	(283,596)	108,534	(30,472)	357,956	152,422

Net cash provided by operating activities	98,182	378,199	104,684	—	581,065

Cash flows from investing activities				—
Additions of property and equipment	(3,501)	(220,264)	(48,447)	—	(272,212)
Acquisitions	(69,701)	(57,393)	—	—	(127,094)
Proceeds from asset sales	—	12,289	—	—	12,289
Other items	(19,811)	(39,915)	—	—	(59,726)

Net cash used in investing activities	(93,013)	(305,283)	(48,447)	—	(446,743)

Cash flows from financing activities				—
Long-term debt	(49,961)	2,212	447	—	(47,302)
Intercompany borrowing	110,937	(80,664)	(30,273)	—	—
Other items	77,582	5,536	(33,294)	—	49,824

Net cash provided by (used in) financing activities	138,558	(72,916)	(63,120)	—	2,522

Net increase (decrease) in cash and cash equivalents	143,727	—	(6,883)	—	136,844
Cash and cash equivalents at the beginning of the year	299,430	—	10,772		310,202

Cash and cash equivalents at the end of the year	$443,157	$—	$3,889	$—	$447,046

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 25, 2010.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Richard K. Whitney, and Kim M. Rivera, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/s/ RICHARD K. WHITNEY Richard K. Whitney	Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ JAMES K. HILGER James K. Hilger	Vice President and Controller (Principal Accounting Officer)	February 25, 2010

/s/ PAMELA M. ARWAY Pamela M. Arway	Director	February 25, 2010

/s/ CHARLES G. BERG Charles G. Berg	Director	February 25, 2010

/s/ WILLARD W. BRITTAIN Willard W. Brittain	Director	February 25, 2010

/s/ PAUL J. DIAZ Paul J. Diaz	Director	February 25, 2010

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 25, 2010

/s/ JOHN M. NEHRA John M. Nehra	Director	February 25, 2010

/s/ WILLIAM L. ROPER William L. Roper	Director	February 25, 2010

/s/ ROGER J. VALINE Roger J. Valine	Director	February 25, 2010

/s/ RICHARD C.VAUGHAN Richard C. Vaughan	Director	February 25, 2010

II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 25, 2010, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts included in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (included in FASB ASC Topic 810, Consolidation), on a prospective basis except for the presentation and disclosure requirements which were applied retrospectively for all periods presented effective January 1, 2009.

/s/    KPMG LLP

Seattle, Washington

February 25, 2010

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2007	$171,757	$136,682	$112,486	$195,953
Year ended December 31, 2008	$195,953	$146,229	$130,960	$211,222
Year ended December 31, 2009	$211,222	$161,786	$143,691	$229,317

S-2

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(9)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(12)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(23)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of March 2, 2007.(25)

4.1	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(11)

4.4	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(13)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(21)

4.6	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.7	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(26)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.✓*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.(6)*

10.3	Second Amendment to Mr. Mello’s Employment Agreement, effective December 12, 2008.(33)*

10.4	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(7)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(24)*

10.6	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008. (32)*

10.7	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(14)*

10.8	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008. (32)*

10.9	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(13)*

10.10	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008. (32)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(15)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008. (32)*

10.13	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(28)*

10.14	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.✓*

10.15	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(29)*

10.16	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(30)*

10.17	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro. (32)*

10.18	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008. (32)*

10.19	Form of Indemnity Agreement.(20)*

10.20	Form of Indemnity Agreement.(14)*

10.21	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(34)*

10.22	Executive Retirement Plan.(32)*

10.23	Post-Retirement Deferred Compensation Arrangement.(14)*

10.24	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(32)*

10.25	DaVita Voluntary Deferral Plan.(11)*

10.26	Deferred Bonus Plan (Prosperity Plan).(31)

10.27	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(32)*

10.28	Amended and Restated Employee Stock Purchase Plan.(27)*

10.29	Severance Plan.(33)*

10.30	Change in Control Bonus Program.(32)*

10.31	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.32	Non-Management Director Compensation Philosophy and Plan.(28)*

10.33	Amended and Restated 2002 Equity Compensation Plan.(10)*

10.34	Amended and Restated 2002 Equity Compensation Plan.(19)*

10.35	Amended and Restated 2002 Equity Compensation Plan.(27)*

10.36	Amended and Restated 2002 Equity Compensation Plan.(32)*

10.37	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(18)*

10.38	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.39	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.40	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.41	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.42	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.43	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.44	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(32)*

10.45	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.46	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.47	Form of Stock Appreciation Rights Agreement – Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.48	Form of Restricted Stock Units Agreement – Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.49	Form of Non-Qualified Stock Option Agreement - Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.50	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(11)

10.51	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.52	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.53	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(11)

10.54	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(11)

10.55	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(17)**

10.56	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(22)

10.57	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(31)**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(8)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 25, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 25, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 25, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 25, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
***	XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(13)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(16)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.

(17)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(23)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(24)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2008.
(29)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2008.
(31)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(32)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(33)	Filed on May 7, 2009 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(34)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.