Form 10-Q
period 2010-03-31
DAVITA INC
filed 2010-05-03
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

March 31, 2010

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14106

DAVITA INC.

1551 Wewatta Street

Denver, CO 80202

Telephone number (303) 405-2100

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

As of April 29, 2010, the number of shares of the Registrant’s common stock outstanding was approximately 103.9 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $6.6 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Net operating revenues	$1,559,418	$1,447,640
Operating expenses and charges:
Patient care costs	1,082,789	1,005,886
General and administrative	137,277	127,273
Depreciation and amortization	57,468	57,123
Provision for uncollectible accounts	41,563	36,736
Equity investment (income) loss	(2,345)	18

Total operating expenses and charges	1,316,752	1,227,036

Operating income	242,666	220,604
Debt expense	(44,583)	(48,301)
Other income	831	754

Income before income taxes	198,914	173,057
Income tax expense	73,914	64,783

Net income	125,000	108,274
Less: Net income attributable to noncontrolling interests	(15,577)	(12,063)

Net income attributable to DaVita Inc.	$109,423	$96,211

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$1.05	$0.93

Diluted earnings per share attributable to DaVita Inc.	$1.04	$0.92

Weighted average shares for earnings per share:
Basic	103,364,869	103,878,417

Diluted	104,765,600	104,409,026

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$755,909	$539,459
Short-term investments	22,907	26,475
Accounts receivable, less allowance of $230,769 and $229,317	1,103,786	1,105,903
Inventories	68,038	70,041
Other receivables	225,038	263,456
Other current assets	34,485	40,234
Deferred income taxes	251,088	256,953

Total current assets	2,461,251	2,302,521
Property and equipment, net	1,093,850	1,104,925
Amortizable intangibles, net	129,285	136,732
Equity investments	23,965	22,631
Long-term investments	7,584	7,616
Other long-term assets	33,397	32,615
Goodwill	3,942,386	3,951,196

	$7,691,718	$7,558,236

LIABILITIES AND EQUITY
Accounts payable	$177,764	$176,657
Other liabilities	412,515	461,092
Accrued compensation and benefits	299,709	286,121
Current portion of long-term debt	98,844	100,007
Income taxes payable	58,643	23,064

Total current liabilities	1,047,475	1,046,941
Long-term debt	3,509,713	3,532,217
Other long-term liabilities	89,634	87,692
Alliance and product supply agreement, net	29,315	30,647
Deferred income taxes	346,460	334,855

Total liabilities	5,022,597	5,032,352
Commitments and contingencies
Noncontrolling interests subject to put provisions	350,485	331,725
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 103,793,205 and 103,062,698 shares outstanding)	135	135
Additional paid-in capital	617,891	621,685
Retained earnings	2,421,557	2,312,134
Treasury stock, at cost (31,069,078 and 31,799,585 shares)	(775,115)	(793,340)
Accumulated other comprehensive loss	(3,320)	(5,548)

Total DaVita Inc. shareholders’ equity	2,261,148	2,135,066
Noncontrolling interests not subject to put provisions	57,488	59,093

Total equity	2,318,636	2,194,159

	$7,691,718	$7,558,236

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$125,000	$108,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,468	57,123
Stock-based compensation expense	10,233	11,009
Tax benefits from stock award exercises	7,873	2,161
Excess tax benefits from stock award exercises	(1,378)	(779)
Deferred income taxes	(3,311)	16,430
Equity investment (income) loss	(1,334)	18
(Gain) loss on disposal of assets and other non-cash charges	(695)	7,051
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	594	(13,757)
Inventories	1,818	13,055
Other receivables and other current assets	44,343	41,417
Other long-term assets	(782)	1,422
Accounts payable	1,800	(65,411)
Accrued compensation and benefits	17,349	(21,403)
Other current liabilities	(45,063)	(54,116)
Income taxes	47,617	40,339
Other long-term liabilities	315	(8,584)

Net cash provided by operating activities	261,847	134,249

Cash flows from investing activities:
Additions of property and equipment	(42,585)	(73,203)
Acquisitions	(1,069)	(39,828)
Proceeds from asset sales	16,264	4,199
Purchase of investments available for sale	(521)	(514)
Purchase of investments held-to-maturity	(12,522)	(6)
Proceeds from sale of investments available for sale	880	10,669
Proceeds from maturities of investments held-to-maturity	15,990	20
Purchase of equity investments	(350)	—
Distributions received on equity investments	350	—

Net cash used in investing activities	(23,563)	(98,663)

Cash flows from financing activities:
Borrowings	4,877,000	2,619,540
Payments on long-term debt	(4,902,041)	(2,630,739)
Purchase of treasury stock	—	(32,016)
Excess tax benefits from stock award exercises	1,378	779
Stock award exercises and other share issuances, net	21,073	9,102
Distributions to noncontrolling interests	(18,658)	(13,567)
Contributions from noncontrolling interests	1,613	4,460
Proceeds from sales of additional noncontrolling interests	108	3,081
Purchases from noncontrolling interests	(2,307)	(1,424)

Net cash used in financing activities	(21,834)	(40,784)

Net increase (decrease) in cash and cash equivalents	216,450	(5,198)
Cash and cash equivalents at beginning of period	539,459	410,881

Cash and cash equivalents at end of period	$755,909	$405,683

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2008	$291,397	134,862	$135	$584,358	$1,889,450	(31,109)	$(691,857)	$(14,339)	$1,767,747	$59,152	$—
Comprehensive income:
Net income	38,381				422,684				422,684	18,694	479,759
Unrealized losses on interest rate swaps, net of tax								(2,578)	(2,578)		(2,578)
Less reclassification of net swap realized losses into net income, net of tax								10,542	10,542		10,542
Unrealized gains on investments, net of tax								986	986		986
Less reclassification of net investment realized gains into net income, net of tax								(159)	(159)		(159)

Total comprehensive income											$488,550

Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(1,570)		69	1,570		—
Stock options and SSARs exercised				15,598		2,036	48,055		63,653
Stock-based compensation expense				44,422					44,422
Excess tax benefits from stock awards exercised				6,150					6,150
Distributions to noncontrolling interests	(44,277)									(23,471)
Contributions from noncontrolling interests	10,502									2,569
Sales and assumptions of additional noncontrolling interests	13,483			(529)					(529)	4,039
Purchases from noncontrolling interests	(2,594)			(3,721)					(3,721)	(544)
Changes in fair value of noncontrolling interests	24,819			(24,819)					(24,819)
Other adjustments	14			(339)					(339)	(1,346)
Purchase of treasury stock						(2,903)	(153,495)		(153,495)

Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	9,608				109,423				109,423	5,969	125,000
Unrealized losses on interest rate swaps, net of tax								(173)	(173)		(173)
Less reclassification of net swap realized losses into net income, net of tax								2,187	2,187		2,187
Unrealized gains on investments, net of tax								200	200		200
Less reclassification of net investment realized losses into net income, net of tax								14	14		14

Total comprehensive income											$127,228

Stock purchase shares issued				2,130		86	2,151		4,281
Stock unit shares issued				(84)		4	84
Stock options and SSARs exercised				4,129		641	15,990		20,119
Stock-based compensation expense				10,233					10,233
Excess tax benefits from stock awards exercised				419					419
Distributions to noncontrolling interests	(11,509)									(7,149)
Contributions from noncontrolling interests	975									638
Sales and assumptions of additional noncontrolling interests				52					52	257
Purchases from noncontrolling interests	(1,200)			213					213	(1,320)
Changes in fair value of noncontrolling interests	20,886			(20,886)					(20,886)

Balance at March 31, 2010	$350,485	134,862	$135	$617,891	$2,421,557	(31,069)	$(775,115)	$(3,320)	$2,261,148	$57,488

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and have included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc. net of the increase in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock options, stock-settled stock appreciation rights and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2010	2009
	(shares in thousands)
Basic:
Net income attributable to DaVita Inc.	$109,423	$96,211
Increase in noncontrolling interest redemption rights in excess of fair value	$(869)	$—

Net income for basic earnings per share calculation	$108,554	$96,211

Weighted average shares outstanding during the period	103,356	103,869
Vested stock units	9	9

Weighted average shares for basic earnings per share calculation	103,365	103,878

Basic net income per share attributable to DaVita Inc	$1.05	$0.93

Diluted:
Net income for diluted earnings per share calculation	$109,423	$96,211
Increase in noncontrolling interest redemption rights in excess of fair value	$(869)	$—

Net income for diluted earnings per share calculation	$108,554	$96,211

Weighted average shares outstanding during the period	103,356	103,869
Vested stock units	9	9
Assumed incremental shares from stock plans	1,401	531

Weighted average shares for diluted earnings per share calculation	104,766	104,409

Diluted net income per share attributable to DaVita Inc.	$1.04	$0.92

Shares subject to anti-dilutive awards excluded from calculation (1)	651	12,811

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the three months ended March 31, 2010, the Company granted 1,225 stock-settled stock appreciation rights with a grant-date fair value of $19,402 and a weighted-average expected life of approximately 3.6 years, and also granted 291 stock units with a grant-date fair value of $18,419 and a weighted-average expected life of approximately 2.7 years.

For the three months ended March 31, 2010 and 2009, the Company recognized $10,233 and $11,009, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

administrative expenses. The estimated tax benefit recorded for stock-based compensation through March 31, 2010 and 2009 was $3,880 and $4,171, respectively. As of March 31, 2010, there was $100,585 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.6 years.

During the three months ended March 31, 2010 and 2009, the Company received $20,119 and $8,035, respectively, in cash proceeds from stock option exercises and $7,873 and $2,161, respectively, in actual tax benefits upon the exercise of stock awards.

In connection with a proposal to stockholders requesting approval of an increase in the number of shares authorized for issuance under the Company’s equity compensation plan, the Board of Directors has committed to our stockholders that over the three-year period commencing on April 1, 2010 it will not grant a number of shares subject to stock awards under the Company’s equity compensation plan, including stock options, stock appreciation rights, restricted stock units or other stock awards, at an average annual rate greater than 4.02% of the number of shares of our common stock that we believe will be outstanding over such three-year period. This 4.02% rate is the average of the 2009 and 2010 three-year average median grant rate plus one standard deviation as published by RiskMetrics Group for the Russell 3000 companies in the GICS 3510 industry segment. Awards that are settled in cash, awards that are granted pursuant to stockholder approved exchange programs, awards sold under our employee stock purchase plan and awards assumed or substituted in business combination transactions will be excluded from our grant rate calculation. For purposes of calculating the number of shares granted, any “full-value” awards (i.e., restricted stock, restricted stock unit, performance share or any other award that does not have an exercise price per share at least equal to the per share fair market value of our common stock on the grant date) will count as equivalent to 3.0 shares. The Company will publicly report its compliance with this three-year average annual grant rate commitment, and the data necessary to independently confirm it, in a public filing shortly after March 31, 2013.

4. Long-term debt

Long-term debt was comprised of the following:

	March 31, 2010	December 31, 2009
Senior secured credit facilities:
Term loan A	$131,250	$153,125
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,750,000	1,750,000
Acquisition obligations and other notes payable	12,839	15,891
Capital lease obligations	6,106	4,635

Total debt principal outstanding	3,606,070	3,629,526
Premium on the 6 5/8% senior notes	2,487	2,698

	3,608,557	3,632,224
Less current portion	(98,844)	(100,007)

	$3,509,713	$3,532,217

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

Scheduled maturities of long-term debt at March 31, 2010 are as follows:

2010 (remainder of the year)	76,671
2011	66,912
2012	1,706,956
2013	901,124
2014	546
2015	850,318
Thereafter	3,543

On April 30, 2010, the Company notified the Trustee that it is exercising its right to redeem $200,000 aggregate principal amount of its outstanding 6  5/8% senior notes due 2013, at a price of 101.656% and the redemption date is expected to be in June 2010. The Company expects to expense net pre-tax refinancing charges of approximately $4,000 in the second quarter of 2010, associated with the transaction.

During the first three months of 2010, the Company made mandatory principal payments totaling $21,875 on the term loan A.

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

As of March 31, 2010, the Company maintained a total of six interest rate swap agreements with amortizing notional amounts totaling $350,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.83% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire by September 30, 2010 and require quarterly interest payments. The Company estimates that approximately $5,600 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2010 will be reclassified into income over the next two quarters.

The following table summarizes our derivative instruments as of March 31, 2010 and December 31, 2009:

	Interest rate swap liabilities
	March 31, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other current liabilities	$7,071	Other current liabilities	$10,792

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the effects of our interest rate swap agreements for the three months ended March 31, 2010 and 2009:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements		Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2010	2009		2010	2009
Interest rate swap agreements	$(283)	$(562)	Debt expense	$(3,579)	$(4,548)
Tax expense benefit (expense)	110	219		1,392	1,769

Total	$(173)	$(343)		$(2,187)	$(2,779)

Total comprehensive income for the three months ended March 31, 2010 was $127,228 including an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation loss on interest rate swaps of $2,014, net of tax, and an increase to other comprehensive income for unrealized valuation gains on investments, and the amounts reclassified into income of $214, net of tax.

Total comprehensive income for the three months ended March 31, 2009 was $110,502 including an increase to comprehensive income for amounts reclassified into income, net of unrealized valuation losses on interest rate swaps of $2,436, net of tax, and adjustments to other comprehensive income for unrealized losses on investments, net of amounts reclassified into income of ($208), net of tax.

As of March 31, 2010, the Company’s interest rates were economically fixed on approximately 19% of its variable rate debt and approximately 59% of its total debt.

As a result of the swap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.57%, based upon the current margins in effect of 1.50%, as of March 31, 2010.

The Company’s overall weighted average effective interest rate during the first quarter of 2010 was 4.67% and as of March 31, 2010 was 4.66%.

As of March 31, 2010, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $52,000 was committed for outstanding letters of credit. In addition, the Company currently has undrawn revolving credit facilities totaling $2,500 associated with several of its joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

5. Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In February 2007, the Company received a request for information from the OIG for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and the Company was subsequently served with a complaint by the relator. The Company believes that there is some overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis described below. To the Company’s knowledge, no proceedings have been initiated by the federal government against the Company at this time. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company and exclusion from future participation in the Medicare and Medicaid programs.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

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

The Company was recently advised by the U.S. Department of Justice that it is conducting a civil investigation into the Company’s financial relationships with physicians. The Company has not received details as to the extent or scope of the inquiry but is expecting a subpoena in the near future. The Company intends to cooperate with the investigation just as it is cooperating with the U.S. Attorney’s Offices with respect to each of the other inquiries as described above.

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

Several wage and hour claims have been filed against the Company in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, the Company was served with five separate complaints, including two in October 2008, by various former employees, each of which alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, failed to pay the correct amount of overtime, failed to pay the rate on the “wage statement,” and failed to comply with certain other California Labor Code requirements. The Company has reached a settlement and release of all claims against it in connection with the complaints served in February 2007 and December 2008 and one of the complaints served in October 2008. The Company has fully funded the settlement which, pursuant to the terms of the settlement agreement, will result in a dismissal of the underlying court proceedings against it. The overall settlement amount was not material. The Company intends to vigorously defend against the remaining claims and to vigorously oppose the certification of the remaining matters as class actions.

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

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

In June 2004, Gambro Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter.

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

6. Investments in debt and equity securities

Based on the Company’s intentions and strategy involving investments in debt and equity securities, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and certain other debt securities classified as available for sale are recorded at fair value.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

The Company’s investments consist of the following:

	March 31, 2010			December 31, 2009
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$21,707	$—	$21,707	$25,275	$—	$25,275
Investments in mutual funds	—	8,784	8,784	—	8,816	8,816

	$21,707	$8,784	$30,491	$25,275	$8,816	$34,091

Short-term investments	$21,707	$1,200	$22,907	$25,275	$1,200	$26,475
Long-term investments	—	7,584	7,584	—	7,616	7,616

	$21,707	$8,784	$30,491	$25,275	$8,816	$34,091

The cost of the certificates of deposit, money market funds and U.S. treasury notes at March 31, 2010 and December 31, 2009 approximates their fair value. As of March 31, 2010 and December 31, 2009, the available for sale investments included $145 and $(205), respectively, of gross pre-tax unrealized gains (losses). During the three months ended March 31, 2010, the Company recorded gross pre-tax unrealized gains of $200, after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2010, the Company sold equity securities in mutual funds for net proceeds of $880, and recognized a pre-tax loss of $22, or $14 after tax, that was previously recorded in other comprehensive income. The pre-tax loss is included in other income.

As of March 31, 2010, investments totaling approximately $18,500 classified as held to maturity are investments used to maintain certain capital requirements of the special need plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in the process of paying out all incurred claims. The Company expects to liquidate these investments as soon as all of the claims are paid and the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held in trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

7. Fair value of financial instruments

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$8,784	$8,784	$—	$—

Liabilities
Interest rate swap agreements	$7,071	$—	$7,071	$—

Temporary equity
Noncontrolling interests subject to put provisions	$350,485	$—	$—	$350,485

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 6 to the condensed consolidated financial statements for further discussion.

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

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, notes receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at March 31, 2010 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities totaled $1,837,125 as of March 31, 2010 and the fair value was $1,814,161 based upon quoted market prices. The fair value of the Company’s senior and senior subordinated notes was approximately $1,775,875 at March 31, 2010, based upon quoted market prices, as compared to the carrying amount of $1,750,000.

8. Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative services agreements of approximately $6,200.

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

9. Income taxes

As of March 31, 2010, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $18,718, of which $12,286 would impact the Company’s effective tax rate if recognized. The balance represents a decrease of $11,975 from the December 31, 2009 balance, primarily due to a tax accounting method change initiated during the quarter ending March 31, 2010. This decrease did not impact the Company’s effective tax rate. It is reasonably possible that $6,433 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to tax accounting method changes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2010 and December 31, 2009, the Company had approximately $4,243 and $3,226, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

10. Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. For internal management reporting, the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management as separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The dialysis and

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

related lab services business qualifies as a separately reportable segment and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of operating segments. For internal management reporting, segment operations include direct segment operating expenses with the exception of stock-based compensation expense and equity investment income (loss).

The following is a summary of segment revenues, segment operating income (loss), and a reconciliation of segment income to consolidated income before income taxes:

	Three months ended March 31,
	2010	2009
Segment revenues:
Dialysis and related lab services (1)	$1,478,424	$1,376,563
Other – Ancillary services and strategic initiatives	80,994	71,077

Consolidated revenues	$1,559,418	$1,447,640

Segment operating income (loss):
Dialysis and related lab services	$252,562	$236,952
Other – Ancillary services and strategic initiatives	(2,008)	(5,321)

Total segment income	$250,554	$231,631
Reconciliation of segment income to consolidated income before income taxes:
Stock-based compensation	$(10,233)	$(11,009)
Equity investment income (loss)	2,345	(18)

Consolidated operating income	242,666	220,604
Debt expense	(44,583)	(48,301)
Other income	831	754

Consolidated income before income taxes	$198,914	$173,057

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment.

Depreciation and amortization expense for the dialysis and related lab services for the three months ended March 31, 2010 was $55,817, and was $1,651 for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three months ended March 31, 2009 was $55,374, and was $1,749 for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	March 31, 2010	December 31, 2009
Segment assets
Dialysis and related lab services	$7,471,859	$7,334,235
Other – Ancillary services and strategic initiatives	219,859	224,001

Consolidated assets	$7,691,718	$7,558,236

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

For the three months ended March 31, 2010, the total amount of expenditures for property and equipment for the dialysis and related lab services was $45,034, and was $337 for the ancillary services and strategic initiatives.

For the three months ended March 31, 2009, the total amount of expenditures for property and equipment for the dialysis and related lab services were $72,358, and was $845 for the ancillary services and strategic initiatives.

11. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended March 31,
	2010	2009
Net income attributable to DaVita Inc.	$109,423	$96,211

Increase (decrease) in paid-in capital for sales of noncontrolling interest in one and four joint ventures	52	(175)
Increase (decrease) in paid-in capital for the purchase of noncontrolling interest in one and one joint venture	213	(795)

Net transfer from (to) noncontrolling interests	265	(970)

Change from net income attributable to DaVita Inc. and transfers from (to) noncontrolling interests	$109,688	$95,241

12. Variable interest entities

Effective January 1, 2010, the FASB eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and required additional disclosures about an enterprise’s involvement in variable interest entities. An entity is required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB established new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Except for the new disclosures requirements, there was no other impact to the Company’s financial statements as a result of implementing these new requirements.

The Company is deemed to be the primary beneficiary of all but one of the variable interest entities (“VIEs”) with which it is associated. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations. These include dialysis operating entities in New York state and physician practice management entities in various other states.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

For the VIEs that the Company consolidates, the Company bears virtually all of the economic risks and rewards of ownership under the terms of the applicable arrangements. The Company has contractual arrangements with its respective related party nominee owners which indemnify them from the economic losses, and entitle the Company to the economic benefits, that may result from ownership of these VIEs. DaVita Inc. manages these VIE subsidiaries and provides operating and capital funding as necessary to accomplish its operational and strategic objectives. Accordingly, since the Company bears virtually all of the risks and rewards attendant to their ownership, the Company consolidates these variable interest entities as their primary beneficiary.

Total assets of these consolidated operating VIEs were approximately $21,000 and their liabilities to unrelated third parties were approximately $17,000 at March 31, 2010.

The Company is also a member in a single partnership that qualifies as a VIE but which the Company does not consolidate. This partnership is an operating dialysis business that is under the joint control of DaVita Inc. and an independent third party and is owned 40% by DaVita Inc. and 60% by that independent third party. This partnership is adequately equity-capitalized to finance its own activities and has assets of approximately $13,000 and liabilities of approximately $1,000 at March 31, 2010. The Company accounts for its interest in this partnership as an equity method investment.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 6 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

13. Condensed consolidating financial statements

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

Condensed Consolidating Statements of Income

For the three months ended March 31, 2010	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$103,668	$1,295,164	$270,570	$(109,984)	$1,559,418
Operating expenses	60,035	1,138,931	227,770	(109,984)	1,316,752

Operating income	43,633	156,233	42,800	—	242,666
Debt (expense)	(44,698)	(42,223)	(205)	42,543	(44,583)
Other income	43,255	—	119	(42,543)	831
Income tax expense	16,960	55,740	1,214	—	73,914
Equity earnings in subsidiaries	84,193	25,593	—	(109,786)	—

Net income	109,423	83,863	41,500	(109,786)	125,000
Less: Net income attributable to noncontrolling interests	—	—	—	(15,577)	(15,577)

Net income attributable to DaVita Inc.	$109,423	$83,863	$41,500	$(125,363)	$109,423

For the three months ended March 31, 2009
Net operating revenues	$92,823	$1,221,993	$232,368	$(99,544)	$1,447,640
Operating expenses	60,660	1,064,201	201,719	(99,544)	1,227,036

Operating income	32,163	157,792	30,649	—	220,604
Debt (expense)	(48,605)	(40,309)	(456)	41,069	(48,301)
Other income	41,737	—	86	(41,069)	754
Income tax expense	10,169	53,896	718	—	64,783
Equity earnings in subsidiaries	81,085	16,668	—	(97,753)	—

Net income	96,211	80,255	29,561	(97,753)	108,274
Less: Net income attributable to noncontrolling interests	—	—	—	(12,063)	(12,063)

Net income attributable to DaVita Inc.	$96,211	$80,255	$29,561	$(109,816)	$96,211

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of March 31, 2010	DaVita Inc.	Gaurantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$753,866	$—	$2,043	$—	$755,909
Accounts receivable, net	—	955,914	147,872	—	1,103,786
Other current assets	13,334	541,320	46,902	—	601,556

Total current assets	767,200	1,497,234	196,817	—	2,461,251
Property and equipment, net	12,831	892,020	188,999	—	1,093,850
Amortizable intangibles, net	27,839	97,266	4,180	—	129,285
Investments in subsidiaries	5,300,687	502,020	—	(5,802,707)	—
Receivables from subsidiaries	21,621	—	136,138	(157,759)	—
Other long-term assets and investments	7,682	20,907	36,357	—	64,946
Goodwill	—	3,614,075	328,311	—	3,942,386

Total assets	$6,137,860	$6,623,522	$890,802	$(5,960,466)	$7,691,718

Current liabilities	$177,214	$776,063	$94,198	$—	$1,047,475
Payables to parent	—	138,730	19,029	(157,759)	—
Long-term debt and other long-term liabilities	3,469,083	489,075	16,964	—	3,975,122
Noncontrolling interests subject to put provisions	230,415	—	—	120,070	350,485
Total DaVita Inc. shareholders’ equity	2,261,148	5,219,654	583,053	(5,802,707)	2,261,148
Noncontrolling interest not subject to put provisions	—	—	177,558	(120,070)	57,488

Total equity	2,261,148	5,219,654	760,611	(5,922,777)	2,318,636

Total liabilities and equity	$6,137,860	$6,623,522	$890,802	$(5,960,466)	$7,691,718

As of December 31, 2009
Cash and cash equivalents	$534,550	$—	$4,909	$—	$539,459
Accounts receivable, net	—	961,946	143,957	—	1,105,903
Other current assets	15,619	597,086	44,454	—	657,159

Total current assets	550,169	1,559,032	193,320	—	2,302,521
Property and equipment, net	11,232	900,969	192,724	—	1,104,925
Amortizable intangibles, net	30,212	101,931	4,589	—	136,732
Investments in subsidiaries	5,130,035	509,733	—	(5,639,768)	—
Receivables from subsidiaries	293,062	—	138,482	(431,544)	—
Other long-term assets and investments	7,700	19,528	35,634	—	62,862
Goodwill	—	3,622,885	328,311	—	3,951,196

Total assets	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

Current liabilities	$170,061	$781,870	$95,010	$—	$1,046,941
Payables to parent	—	418,529	13,015	(431,544)	—
Long-term debt and other long-term liabilities	3,507,753	458,779	18,879	—	3,985,411
Noncontrolling interests subject to put provisions	209,530	—	—	122,195	331,725
Total DaVita Inc. shareholders’ equity	2,135,066	5,054,900	584,868	(5,639,768)	2,135,066
Noncontrolling interest not subject to put provisions	—	—	181,288	(122,195)	59,093

Total equity	2,135,066	5,054,900	766,156	(5,761,963)	2,194,159

Total liabilities and equity	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2010	DaVita Inc.	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$109,423	$83,863	$41,500	$(109,786)	$125,000
Changes in operating assets and liabilities and non-cash items included in net income	(157,840)	228,531	(43,630)	109,786	136,847

Net cash (used in) provided by operating activities	(48,417)	312,394	(2,130)	—	261,847

Cash flows from investing activities:
Additions of property and equipment, net	(2,683)	(34,561)	(5,341)	—	(42,585)
Acquisitions	—	(1,069)	—	—	(1,069)
Proceeds from asset sales	—	16,264	—	—	16,264
Proceeds from investment sales and other items	114	3,713	—	—	3,827

Net cash used in investing activities	(2,569)	(15,653)	(5,341)	—	(23,563)

Cash flows from financing activities:
Long-term debt, net	(23,460)	1,460	(3,041)	—	(25,041)
Intercompany borrowing	271,311	(279,651)	8,340	—	—
Other items	22,451	(18,550)	(694)	—	3,207

Net cash provided by (used in) financing activities	270,302	(296,741)	4,605	—	(21,834)

Net increase (decrease) in cash and cash equivalents	219,316	—	(2,866)	—	216,450
Cash and cash equivalents at beginning of period	534,550	—	4,909	—	539,459

Cash and cash equivalents at end of period	$753,866	$—	$2,043	$—	$755,909

For the three months ended March 31, 2009
Cash flows from operating activities:
Net income	$96,211	$80,255	$29,561	$(97,753)	$108,274
Changes in operating assets and liabilities and non-cash items included in net income	(130,637)	29,672	29,187	97,753	25,975

Net cash (used in) provided by operating activities	(34,426)	109,927	58,748	—	134,249

Cash flows from investing activities:
Additions of property and equipment, net	(159)	(53,879)	(19,165)	—	(73,203)
Acquisitions	—	(39,828)	—	—	(39,828)
Proceeds from asset sales	—	4,199	—	—	4,199
Proceeds from investment sales and other items	10,155	14	—	—	10,169

Net cash provided by (used in) investing activities	9,996	(89,494)	(19,165)	—	(98,663)

Cash flows from financing activities:
Long-term debt, net	(13,135)	20	1,916	—	(11,199)
Intercompany borrowing	52,703	(22,110)	(30,593)	—	—
Other items	(22,135)	1,657	(9,107)	—	(29,585)

Net cash provided by (used in) financing activities	17,433	(20,433)	(37,784)	—	(40,784)

Net (decrease) increase in cash and cash equivalents	(6,997)	—	1,799	—	(5,198)
Cash and cash equivalents at beginning of period	397,576	—	13,305	—	410,881

Cash and cash equivalents at end of period	$390,579	$—	$15,104	$—	$405,683

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies, and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Results of operations

We operate principally as a dialysis and related lab services business but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of pharmacy services, infusion therapy services, disease management services (VillageHealth), vascular access services, ESRD clinical research programs and physician services. The dialysis and related lab services business qualifies as a separately reportable segment and all of the other ancillary services and strategic initiatives segments have been combined and disclosed in the other segments category.

Our consolidated operating results for the first quarter of 2010 compared with the prior sequential quarter and the same quarter of 2009 were as follows:

	Quarter ended
	March 31, 2010		December 31, 2009		March 31, 2009
	(dollar amounts rounded to nearest million)
Net operating revenues	$1,559	100%	$1,568	100%	$1,448	100%

Operating expenses and charges:
Patient care costs	1,083	69%	1,095	70%	1,006	70%
General and administrative	137	9%	137	9%	127	9%
Depreciation and amortization	57	4%	57	4%	57	4%
Provision for uncollectible accounts	42	3%	42	3%	37	3%
Equity investment income	(2)	—	(1)	—	—	—

Total operating expenses and charges	1,317	84%	1,329	85%	1,227	85%

Operating income	$243	16%	$239	15%	$221	15%

The following table summarizes consolidated net operating revenues:

	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,478	$1,483	$1,377
Other – Ancillary services and strategic initiatives	81	85	71

Consolidated net operating revenues	$1,559	$1,568	$1,448

The following table summarizes consolidated operating income:

	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$253	$254	$237
Other – Ancillary services and strategic initiatives	(2)	(6)	(5)

Total segment operating income	251	248	232
Reconciling items:
Stock-based compensation	(10)	(11)	(11)
Equity investment income	2	1	—

Consolidated operating income	$243	$239	$221

Consolidated net operating revenues

Consolidated net operating revenues for the first quarter of 2010 decreased by approximately $9 million, or approximately 0.6%, as compared to the fourth quarter of 2009. The decrease in consolidated net operating revenues was primarily due to a decrease in dialysis and related lab services net revenues of approximately $5 million, principally due to a decrease in the number of treatments as a result of fewer treatment days in the first quarter of 2010, partially offset by an increase in the average dialysis revenue per treatment. The decrease in consolidated net revenues was also due to a decrease of approximately $4 million in the ancillary services and strategic initiatives net revenues primarily as a result of discontinuing the VillageHealth special needs plans effective December 31, 2009.

Consolidated net operating revenues for the first quarter of 2010 increased by approximately $111 million, or approximately 7.7%, as compared to the first quarter of 2009. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $101 million, principally due to an increase in the number of treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, as well as an increase in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $10 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy business.

Consolidated operating income

Consolidated operating income for the first quarter of 2010 increased by approximately $4 million, or approximately 1.7%, as compared to the fourth quarter of 2009. The increase in consolidated operating income was primarily due to a reduction of approximately $4 million in the operating losses in the ancillary services and strategic initiatives, lower stock-based compensation and additional equity investment income. However, consolidated operating income was negatively impacted by lower dialysis and related lab services operating income primarily due to fewer treatment days in the first quarter of 2010, a decline in productivity and an increase in labor costs and related payroll taxes.

Consolidated operating income for the first quarter of 2010 increased by $22 million, or approximately 10.0%, as compared to the first quarter of 2009. The increase in consolidated operating income was primarily due to (i) growth in revenue in the dialysis and related lab services, primarily from additional treatments, and an increase in the average dialysis revenue per treatment and (ii) cost control initiatives and improved productivity, partially offset by higher pharmaceutical costs, labor and benefit costs, payroll taxes and additional other operating costs at our dialysis centers.

Operating segments

Dialysis and Related Lab Services

	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$1,478	$1,483	$1,377

Segment operating income	$253	$254	$237

Dialysis treatments	4,294,121	4,360,638	4,082,439
Average dialysis treatments per treatment day	55,768	55,198	53,365
Average dialysis revenue per dialysis treatment (including the lab)	$344	$339	$337

Net operating revenues

Dialysis and related lab services’ net operating revenues for the first quarter of 2010 decreased by approximately $5 million, or approximately 0.3%, as compared to the fourth quarter of 2009. The decrease in net operating revenues was primarily due to a decrease in the number of treatment days in the first quarter of 2010, partially offset by an increase of approximately $4 in our average dialysis revenue per treatment. The increase in the average dialysis revenue per treatment was primarily due to an increase in our commercial payment rates, a 1% increase in the Medicare composite rate and an increase in our lab revenue, partially offset by changes in the mix of our non-government payors and a decrease in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ net operating revenues increased by approximately $101 million, or 7.4%, in the first quarter of 2010, as compared to the first quarter of 2009. The increase in net operating revenues in the first quarter of 2010 was principally due to an increase in the number of treatments of approximately 5.0%, an increase in the average dialysis revenue per treatment of approximately 2.1%, with the balance of the increase due to additional lab revenue and management fees. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to an increase in our commercial payment rates, a 1% increase in the Medicare composite rate, and an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by changes in the mix of our non-government payors.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis increased by approximately $3 in the first quarter of 2010, as compared to the fourth quarter of 2009. The increase in the per treatment costs was primarily attributable to a decline in productivity, an increase in labor costs and related payroll taxes, and an increase in pharmaceutical costs, partially offset by a decrease in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ patient care costs on a per treatment basis increased by approximately $5 in the first quarter of 2010 as compared to the first quarter of 2009. The increase in the per treatment costs was primarily attributable to an increase in the intensities of physician-prescribed pharmaceuticals, higher labor costs and related payroll taxes, additional other operating costs of our dialysis centers and an increase in pharmaceutical costs, partially offset by improved productivity and the timing of certain expenditures.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $112 million for the first quarter of 2010 was flat as compared to the fourth quarter of 2009. However, general and administrative expenses in the first quarter of 2010 were impacted by an increase in labor costs and related payroll taxes which were offset by a decrease in professional fees and supply costs. In absolute dollars, general and administrative expenses increased by approximately $9.0 million in the first quarter of 2010, as compared to the same period in 2009. The increase was primarily due to higher labor and benefit costs and the timing of certain expenditures, partially offset by lower professional fees and supply costs.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $56 million in the first quarter of 2010, as compared to $55 million for both the fourth quarter of 2009 and for the first quarter of 2009. The slight increase in depreciation and amortization for dialysis and related lab services in the first quarter of 2010, as compared to the fourth quarter of 2009, was primarily due to the acceleration of depreciation on certain assets in the first quarter of 2010. The slight increase in depreciation and amortization for the dialysis and related lab services in the first quarter of 2010, as compared to the first quarter of 2009, was primarily due to growth in new centers and expansions of certain existing centers, partially offset by certain assets becoming fully depreciated.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 2.8% for the first quarter of 2010, 2.8% for the fourth quarter of 2009, and 2.6% for the first quarter of 2009. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and will adjust the provision as necessary as a result of changes in our cash collections.

Segment operating income

Dialysis and related lab services’ operating income for the first quarter of 2010 decreased slightly by approximately $1 million, as compared to the fourth quarter of 2009. The decrease in operating income was primarily attributable to a decrease in revenue as a result of fewer treatment days in the first quarter of 2010, partially offset by an increase in the average dialysis revenue per treatment of approximately $4. The increase in the average dialysis revenue per treatment was primarily due to an increase in our commercial payment rates, a 1% increase in the Medicare composite rate and an increase in our lab revenue, partially offset by changes in the mix of our non-government payors and a decrease in the intensities of physician-prescribed pharmaceuticals. Dialysis and related lab services operating income was also negatively impacted by a decline in productivity, higher labor costs and related payroll taxes and an increase in pharmaceuticals costs.

Dialysis and related lab services’ operating income for the first quarter of 2010 increased by approximately $16 million, as compared to the first quarter of 2009. The increase in operating income was primarily attributable to growth in revenue from additional treatments as a result of non-acquired treatment growth, as well as increases in our average dialysis revenue per treatment of approximately $7 primarily due to an increase in our commercial payment rates, a 1% increase in the Medicare composite rate, and an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by changes in the mix of our non-government payors. Operating income also increased as a result of cost control initiatives and improved productivity partially offset by higher labor costs and related payroll taxes, an increase in pharmaceutical costs and an increase in the operating costs of our dialysis centers.

Other – Ancillary Services and Strategic Initiatives

	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009
	(dollar amounts rounded to nearest million)
Revenues	$81	$85	$71

Segment operating loss	$(2)	$(6)	$(5)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the first quarter of 2010 decreased by approximately $4 million as compared to the fourth quarter of 2009. The decrease was primarily as a result of discontinuing the VillageHealth special needs plans, effective December 31, 2009.

The increase in net operating revenues for the first quarter of 2010 of approximately $10 million, as compared to the first quarter of 2009, was primarily due to growth in our pharmacy business, partially offset by a decrease in net operating revenues in VillageHealth and in our clinical research programs.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the first quarter of 2010 decreased by approximately $8 million as compared to the fourth quarter of 2009, primarily as a result of discontinuing the VillageHealth special needs plans and timing of certain expenditures.

Ancillary services and strategic initiatives’ operating expenses for the first quarter of 2010 increased by approximately $7 million as compared to the same period in 2009, primarily due to volume growth associated with the pharmacy business and increases in labor and benefit costs, as well as an increase in pharmaceutical costs, partially offset by lower costs as a result of discontinuing the VillageHealth special needs plans.

Segment operating loss

Ancillary services and strategic initiatives’ operating losses for the first quarter of 2010 decreased by approximately $4 million as compared to the fourth quarter of 2009, and decreased by approximately $3 million as compared to the first quarter of 2009. The decrease in the ancillary services and strategic initiatives operating losses in the first quarter of 2010 as compared to the fourth quarter of 2009 was primarily due to improved performance in our clinical research programs and in our vascular access services, as well as lower operating losses in VillageHealth. The decrease in operating losses in the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of discontinuing the VillageHealth special needs plans and volume growth in our pharmacy business.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $10.2 million in the first quarter of 2010 represented a decrease of approximately $0.4 million as compared to the fourth quarter of 2009 and a decrease of approximately $0.8 million as compared to the first quarter of 2009. The decreases resulted primarily from decreases in the aggregate quantity of grants that contributed expense to these respective periods.

Other income. Other income for the first quarter of 2010 was relatively flat as compared to the fourth quarter of 2009 and the first quarter of 2009, respectively.

Debt expense. Debt expense of $44.6 million in the first quarter of 2010 decreased by approximately $0.2 million from the fourth quarter of 2009 and decreased by $3.7 million, as compared to the first quarter of 2009. The decreases were primarily due to an overall decrease in our effective interest rate as a result of lower notional amounts of fixed rate swap agreements that contained higher rates. In addition, the decrease in the first quarter of 2010, as compared to the first quarter of 2009, was also due to lower average principal balances outstanding. The overall average effective interest rate for the first quarter of 2010 was 4.67%, as compared to 4.69% for the fourth quarter of 2009 and 5.04% for the first quarter of 2009.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $15.6 million for the first quarter of 2010, as compared to $15.9 million for the fourth quarter of 2009 and $12.1 million for the first quarter of 2009. The increase in net income attributable to noncontrolling interests in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to an increase in the profitability of our joint ventures, as well as increases in the number of joint ventures.

Accounts receivable

Our accounts receivable balances at March 31, 2010 and December 31, 2009 were $1,104 million and $1,106 million, respectively, which represented approximately 66 days and 68 days of revenue, respectively, net of bad debt provision. The decrease in DSO was primarily the result of improved cash collections. Accounts receivable balances of approximately 70 days of revenue are more consistent with our past experience levels and our expected trends. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the first quarter of 2010 from the fourth quarter of 2009 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2010. Currently, we still expect our operating income for 2010 to be in the range of $950 million to $1,020 million and we expect our operating cash flows for 2010 to be in the range of $675 million to $725 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payors, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, and the resolution of ongoing investigations by various federal and state government agencies. See “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 22 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2010 was $262 million, compared to $134 million during the first quarter of 2009. The improved cash flow was primarily the result of improved earnings, cash collections and the timing of payments for certain expenditures. Non-operating cash outflows for the first quarter of 2010 included capital asset expenditures of $45 million, including $22 million for new center developments and relocations and $23 million for maintenance and information technology. We also spent an additional $1.1 million for acquisitions. We paid distributions to noncontrolling interests of $19 million. Non-operating cash outflows for the first quarter of 2009 included capital asset expenditures of approximately $73 million, including $42 million for new center developments and relocations and $31 million for maintenance and information technology. We spent an additional $40 million for acquisitions and paid distributions to noncontrolling interests of $14 million. We also repurchased 0.7 million shares of common stock for approximately $32 million.

During the first quarter of 2010, we acquired one dialysis center, opened 21 new dialysis centers, closed five centers, sold three centers, provided administrative and management services to one additional third-party owned center and developed one center in which we own an equity investment. During the first quarter of 2009, we acquired seven centers, opened 18 new dialysis centers, closed two centers, divested majority ownership interests in three centers while retaining a noncontrolling interest in each one and acquired noncontrolling interests in three additional centers in which we also provide management and administrative services.

We currently expect to spend approximately $125 million for capital asset expenditures in 2010 related to routine maintenance items and information technology equipment. We also expect to spend $250 million for new center development, relocations and center acquisitions in 2010, depending upon the availability of projects and sufficient project returns, which does not include any potential expenditures for our new corporate headquarters. We expect to generate approximately $675 million to $725 million of operating cash flow in 2010. Our actual expenditures for growth and cash flows in 2010 could vary significantly from these expected amounts due to the timing of payments and collections.

During the first three months of 2010 we made mandatory principal payments of approximately $21.9 million on the term loan A.

As of March 31, 2010, we maintained a total of six interest rate swap agreements with amortizing notional amounts totaling $350 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.83% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire by September 30, 2010 and require quarterly interest payments. During the three months ended March 31, 2010, we accrued net charges of $3.6 million from these swaps which is included in debt expense. As of March 31, 2010, the total fair value of these swaps was a liability of $7.1 million. During the three months ended March 31, 2010 we recorded $2.0 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of March 31, 2010, the interest rates were economically fixed on approximately 19% of our variable rate debt and approximately 59% of our total debt.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.57%, based upon the current margins in effect of 1.50%, as of March 31, 2010.

Our overall weighted average effective interest rate during the first quarter of 2010 was 4.67% and as of March 31, 2010 was 4.66%.

As of March 31, 2010, we have undrawn revolving credit facilities totaling $250 million of which approximately $52 million was committed for outstanding letters of credit.

On April 30, 2010, we notified the Trustee that we are exercising our right to redeem $200 million aggregate principal amount of our outstanding 6  5/8% senior notes due 2013, at a price of 101.656% and the redemption date is expected to be in June 2010. We expect to expense net pre-tax refinancing charges of approximately $4 million in the second quarter of 2010, associated with the transaction.

We believe that we will have sufficient liquidity, will generate significant operating cash flows and will have access to borrowings through the capital markets to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the three months ended March 31, 2010, we granted 1.2 million stock-settled stock appreciation rights with a grant-date fair value of $19.4 million and a weighted-average expected life of approximately 3.6 years, and also granted 0.3 million stock units with a grant-date fair value of $18.4 million and a weighted-average expected life of approximately 2.7 years.

For the three months ended March 31, 2010 and 2009, we recognized $10.2 million and $11.0 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through March 31, 2010 and 2009 was $3.9 million and $4.2 million, respectively. As of March 31, 2010, there was $101 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.6 years.

During the three months ended March 31, 2010 and 2009, we received $20.1 million and $8.0 million, respectively, in cash proceeds from stock option exercises and $7.9 million and $2.2 million, respectively, in actual tax benefits upon the exercise of stock awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures and for some of our non-wholly-owned subsidiaries in the form of put provisions. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 8 to the condensed consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several dialysis centers that are wholly-owned by third parties or centers in which we own an equity investment as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of March 31, 2010, reflecting changes that have occurred with our debt instruments during the first three months of 2010 (in millions):

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$76	$1,773	$901	$850	$3,600
Interest payments on senior and senior subordinated notes	61	243	153	31	488
Capital lease obligations	—	1	1	4	6
Operating leases	171	387	297	477	1,332

	$308	$2,404	$1,352	$1,362	$5,426

Potential cash requirements under existing commitments:
Letters of credit	$52	$—	$—	$—	$52
Noncontrolling interests subject to put provisions	183	64	63	40	350
Pay-fixed swaps potential obligations	7	—	—	—	7
Working capital advances for equity investments and third-party-owned centers and clinics under management and administrative services agreements	6	—	—	—	6
Income tax liabilities for unrecognized tax benefits	7	—	—	—	7

	$255	$64	$63	$40	$422

Not included above are interest payments related to our senior secured credit facilities. Our senior secured credit facilities as of March 31, 2010 bear interest at LIBOR plus margins of 1.50%. The interest rates on our term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At March 31, 2010, our senior secured credit facilities had an overall weighted average effective interest rate of 2.57%, including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, the mix of the debt tranche maturities, as well as changes in the interest rate margins. Assuming no principal prepayments on our senior secured credit facilities during the next year and no changes in the effective interest rates, we would pay approximately $47 million of interest over the next twelve months.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of March 31, 2010, and represent the estimated potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements as determined by the current estimated yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a significant majority of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc., or Gambro Renal Products, in connection with an Alliance and Product Supply Agreement. Our total expenditures for the three months ended March 31, 2010 on such products were approximately 2% of our total operating costs. In January 2010, we entered into an agreement with Fresenius Medical Care, or Fresenius, which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the three months ended March 31, 2010 on such products were approximately 4% of our total operating costs.

The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Alliance and Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $16 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant new accounting standards

Effective January 1, 2010, the FASB eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and required additional disclosures about an enterprise’s involvement in variable interest entities. An entity is required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB established new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 12 to the condensed consolidated financial statements for the impact of adopting these new requirements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates, as of March 31, 2010.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2010	2011	2012	2013	2014	2015
	(dollars in millions)
Long term debt:
Fixed rate	$2	$1	$1	$901	$1	$850	$4	$1,760	6.87%	$1,786
Variable rate	$74	$66	$1,706	$—	$—	$—	$—	$1,846	2.56%	$1,823

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2010	2011	2012	2013	2014
	(dollars in millions)
Swaps:
Pay-fixed rate	$350	$350	$—	$—	$—	$—	4.05% to 4.70%	LIBOR	$(7.1)

Our Senior Secured Credit Facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our senior secured credit facilities, which totaled approximately $1.5 billion as of March 31, 2010, will have a negative impact on our overall earnings.

As of March 31, 2010, we maintained a total of six interest rate swap agreements with amortizing notional amounts totaling $350 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.83% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire by September 30, 2010 and require quarterly interest payments. During the three months ended March 31, 2010, we accrued net charges of $3.6 million from these swaps which is included in debt expense. As of March 31, 2010, the total fair value of these swaps was a liability of $7.1 million. During the three months ended March 31, 2010 we recorded $2.0 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into income, net of valuation losses.

As of March 31, 2010, the interest rates were economically fixed on approximately 19% of our variable rate debt and approximately 59% of our total debt.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.57%, based upon the current margins in effect of 1.50%, as of March 31, 2010.

Our overall weighted average effective interest rate during the first quarter of 2010 was 4.67% and as of March 31, 2010 was 4.66%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the three months ended March 31, 2010 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely as a result of improved mortality and the current economic recession which has a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States as a result of current economic conditions, we could experience a continued decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program, including the implementation of a bundled payment system under MIPPA and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis and related lab services revenues for the three months ended March 31, 2010 was generated from patients who have Medicare as their primary payor. Currently, the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, are separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment. On September 15, 2009, CMS released the proposed rule regarding the new bundled payment rate system and it is anticipated that CMS will issue the final rule in May or June of 2010. If the new bundled payment rate system is implemented as proposed, it could have a material adverse effect on our revenues, earnings and cash flows. The initial 2011 bundled rate is required to be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. Among other things, the proposed rule requires dialysis facilities to provide certain oral medications but does not provide funding sufficient to cover our costs for those medications. In addition, all laboratory tests ordered by nephrologists would be included in the bundle, whether or not the laboratory tests are related to ESRD treatment, without funding sufficient to cover our costs for those tests. The proposed rule also includes an expanded list of case-mix adjustors, many of which may be difficult or impossible for dialysis clinics to track, consequently reducing the payment rate for ESRD treatments. The proposed rule also introduced a transition adjustment that would reduce payments to providers by 3%. The combined effect of the adjustments provided in the proposed rule would result in a bundled rate that represents a significantly greater than 2% reduction in the payment rate that we would have received for our services prior to bundling. The proposed rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the proposed rule provides that 2% of payments due to providers will be set aside subject to provider satisfaction of certain quality standards. A failure to achieve the required quality standards will result in the forfeiture of the 2% reserve. Dialysis providers have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over three years. Because the bundled rates that will take effect in 2011 have not been set, we cannot predict whether we will be able to reduce our operating costs at a level that will offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement for services we provide to Medicare patients, it could have a material adverse effect on our revenues, earnings and cash flows. We also cannot predict whether we will be able to implement the requirements of the final rule within the time frames set in the final rule or whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified to comply with the final rule. In addition, if we are unable to adequately modify our processes and systems prior to implementation of the new requirements, we may experience significant delays in our ability to bill for services provided to Medicare patients which could adversely affect our cash flows.

In March 2010, healthcare reform legislation was enacted in the U.S. Although many of the provisions of the new legislation do not take effect immediately, and may be modified before they are implemented, the reforms could have an impact on our business. We cannot predict how employers and private payors might react to these changes or what form many of these regulations will take before implementation, but to the extent that any modifications to the current healthcare regulatory system result in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 16% of our dialysis and related lab services revenues for the three months ended March 31, 2010, was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the Veterans Health Administration, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to their related programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions. In January 2009, the Department of Veterans Affairs informally adopted a policy to reduce payment rates for dialysis services to Medicare rates. The informal policy was subsequently withdrawn in July 2009. On February 17, 2010, the Department of Veterans Affairs formally proposed a rule which would materially reduce their payment rates for dialysis services to equal Medicare rates. The proposed rule is subject to a 60 day comment period and we expect to participate in the comment process. We cannot predict when or if the final rule will be effective or what will be included in the final rule. If the proposed rule is implemented in its current form, it will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of a decrease in the number of patients covered by the Veterans Health Administration that we service. Approximately 2% of our dialysis and related lab services revenues for the three months ended March 31, 2010 was generated by the Veterans Health Administration. While we cannot predict whether the Department of Veterans Affairs or any other government programs will be successful in reducing their payment rates or the timing of potential reductions, any such reduction could have a material adverse effect on our revenues, earnings and cash flows.

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

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis and related lab services revenues for the three months ended March 31, 2010, with EPO accounting for approximately 20% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of the utilization of erythropoeisis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD and has indicated that they will convene in 2010 to further review ESA labeling. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, on March 24, 2010, HHS and CMS convened a meeting of the Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, to review policies around the administration of ESAs, including, among other things, an evaluation of the efficacy of certain hemoglobin targets in CKD patients. These meetings could result in further restrictions on the utilization and reimbursement for ESAs which could result in decreased EPO utilization. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

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

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri and the U.S. Attorney’s Office for the Eastern District of Texas. We are cooperating with the

U.S. Attorney’s Offices with respect to each of the subpoenas and producing the requested records. We were recently advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians. We have not received details as to the extent or scope of the inquiry but we are expecting a subpoena in the near future. We intend to cooperate with the investigation just as we are cooperating with the U.S. Attorney’s Offices with respect to each of the other inquiries. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. See Note 5 to our condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other ESAs, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding pharmaceutical utilization and reimbursement. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s Office for the Northern District of Georgia relates to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit, EPO and other related matters. The subpoena from the U.S. Attorney’s Office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. The subpoena from the Office of Inspector General in Houston, Texas requests records relating to EPO claims submitted to Medicare. In addition, in February 2008 the Attorney General’s Office for the State of Nevada notified us that Nevada Medicaid intends to conduct audits of ESRD dialysis providers in Nevada relating to the billing of pharmaceuticals, including EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows. See Note 5 to our condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

As of March 31, 2010, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 17% of our dialysis and related lab services revenues for the three months ended March 31, 2010. In addition, we also owned equity interests in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures. We were recently advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians. See Note 5 to our condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 119,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

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

We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of March 31, 2010, we had approximately $1.8 billion outstanding borrowings under our Senior Secured Credit Facilities, which bears interest at a variable rate. Approximately $0.4 billion of this outstanding debt is subject to interest rate swaps which have the economic effect of fixing the interest rate on an equivalent portion of our debt. The remaining variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of 1.75% at March 31, 2010. As of March 31, 2010, the interest rates were economically fixed on approximately 19% of our variable rate debt and approximately 59% of our total debt. In addition, we have approximately $198 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate plus an interest rate margin of 1.50%. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities would reduce net income by approximately $10.3 million, for the next twelve months given our current interest rates in effect at March 31, 2010. See “Item 3 – Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2010, these cash bonuses would total approximately $256 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2010	—	$—	—	$500
February 1-28, 2010	—	—	—	500
March 1-31, 2010	—	—	—	500

Total	—	$—	—

(1)

On September 11, 2003, we announced that the Board of Directors authorized the repurchase of up to $200 million of our common stock, with no expiration date. On November 2, 2004, we announced that the Board of Directors approved an increase in our authorization to repurchase shares of our common stock by an additional $200 million. On May 1, 2008, our Board of Directors authorized an increase of an additional $143.5 million of share repurchases of our common stock. On November 3, 2009, we announced that the Board of Directors authorized an increase of an additional $500 million for share repurchases of our common stock. For the first three months of 2010, we did not repurchase any shares of our common stock.

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
10.1	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen. ✓

10.2	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010. ✓

10.3	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez. (1)

10.4	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney. ✓

10.5	Severance Plan. ✓

10.6	Memorandum Relating to Bonus Structure for Kent J. Thiry. ✓

10.7	Memorandum Relating to Bonus Structure for Dennis L. Kogod. ✓

10.8	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 3, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on April 14, 2010 as an exhibit to the Company’s current report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*

Date: May 3, 2010

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
10.1	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen. ✓

10.2	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010. ✓

10.3	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez. (1)

10.4	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney. ✓

10.5	Severance Plan. ✓

10.6	Memorandum Relating to Bonus Structure for Kent J. Thiry. ✓

10.7	Memorandum Relating to Bonus Structure for Dennis L. Kogod. ✓

10.8	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 3, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on April 14, 2010 as an exhibit to the Company’s current report on Form 8-K.