Form 10-Q
period 2010-06-30
DAVITA INC
filed 2010-08-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

June 30, 2010

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

As of July 30, 2010, the number of shares of the Registrant’s common stock outstanding was approximately 102.6 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $5.8 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net operating revenues	$1,586,907	$1,519,041	$3,146,325	$2,966,681
Operating expenses and charges:
Patient care costs	1,110,552	1,051,879	2,193,341	2,057,765
General and administrative	136,104	132,166	273,381	259,439
Depreciation and amortization	58,353	58,185	115,821	115,308
Provision for uncollectible accounts	42,367	41,233	83,930	77,969
Equity investment income	(2,834)	(376)	(5,179)	(358)

Total operating expenses and charges	1,344,542	1,283,087	2,661,294	2,510,123

Operating income	242,365	235,954	485,031	456,558
Debt expense	(43,655)	(47,088)	(88,238)	(95,389)
Debt redemption charges	(4,127)	-	(4,127)	-
Other income	739	1,273	1,570	2,027

Income before income taxes	195,322	190,139	394,236	363,196
Income tax expense	71,429	70,507	145,343	135,290

Net income	123,893	119,632	248,893	227,906
Less: Net income attributable to noncontrolling interests	(16,040)	(13,813)	(31,617)	(25,876)

Net income attributable to DaVita Inc.	$107,853	$105,819	$217,276	$202,030

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$1.05	$1.02	$2.11	$1.95

Diluted earnings per share attributable to DaVita Inc.	$1.04	$1.02	$2.08	$1.94

Weighted average shares for earnings per share:
Basic	103,003,623	103,705,683	103,182,403	103,791,579

Diluted	104,449,065	103,925,843	104,605,489	104,166,964

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$574,716	$539,459
Short-term investments	22,926	26,475
Accounts receivable, less allowance of $234,376 and $229,317	1,070,633	1,105,903
Inventories	69,386	70,041
Other receivables	231,614	263,456
Other current assets	39,222	40,234
Deferred income taxes	256,653	256,953

Total current assets	2,265,150	2,302,521
Property and equipment, net	1,106,028	1,104,925
Amortizable intangibles, net	126,988	136,732
Equity investments	25,412	22,631
Long-term investments	7,190	7,616
Other long-term assets	33,202	32,615
Goodwill	4,013,711	3,951,196

	$7,577,681	$7,558,236

LIABILITIES AND EQUITY
Accounts payable	$238,219	$176,657
Other liabilities	429,399	461,092
Accrued compensation and benefits	348,640	286,121
Current portion of long-term debt	96,590	100,007
Income taxes payable	5,970	23,064

Total current liabilities	1,118,818	1,046,941
Long-term debt	3,287,523	3,532,217
Other long-term liabilities	89,572	87,692
Alliance and product supply agreement, net	27,982	30,647
Deferred income taxes	349,617	334,855

Total liabilities	4,873,512	5,032,352
Commitments and contingencies
Noncontrolling interests subject to put provisions	347,361	331,725
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 102,592,141 and 103,062,698 shares outstanding)	135	135
Additional paid-in capital	638,373	621,685
Retained earnings	2,529,410	2,312,134
Treasury stock, at cost (32,270,142 and 31,799,585 shares)	(865,186)	(793,340)
Accumulated other comprehensive loss	(1,461)	(5,548)

Total DaVita Inc. shareholders’ equity	2,301,271	2,135,066
Noncontrolling interests not subject to put provisions	55,537	59,093

Total equity	2,356,808	2,194,159

	$7,577,681	$7,558,236

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$248,893	$227,906
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115,821	115,308
Stock-based compensation expense	22,399	22,412
Tax benefits from stock award exercises	12,896	9,974
Excess tax benefits from stock award exercises	(1,647)	(7,591)
Deferred income taxes	(10,697)	30,006
Equity investment income, net	(2,781)	(358)
Loss on disposal of assets and other non-cash charges	3,085	11,380
Debt redemption charges	4,127	-
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	33,724	(54,073)
Inventories	2,005	19,044
Other receivables and other current assets	33,053	4,026
Other long-term assets	(587)	3,324
Accounts payable	62,255	(51,960)
Accrued compensation and benefits	65,495	37,077
Other current liabilities	(26,127)	(42,359)
Income taxes	(5,103)	35,535
Other long-term liabilities	955	(13,019)

Net cash provided by operating activities	557,766	346,632

Cash flows from investing activities:
Additions of property and equipment	(99,351)	(138,205)
Acquisitions	(91,701)	(43,314)
Proceeds from asset sales	17,681	5,784
Purchase of investments available for sale	(745)	(1,429)
Purchase of investments held-to-maturity	(15,836)	(15,193)
Proceeds from sale of investments available for sale	900	16,537
Proceeds from maturities of investments held-to-maturity	19,249	15,620
Purchase of equity investments and other assets	(350)	(260)
Distributions received on equity investments	350	88

Net cash used in investing activities	(169,803)	(160,372)

Cash flows from financing activities:
Borrowings	9,689,658	9,114,319
Payments on long-term debt	(9,938,312)	(9,136,951)
Debt call premium	(3,314)	-
Purchase of treasury stock	(100,048)	(32,016)
Excess tax benefits from stock award exercises	1,647	7,591
Stock award exercises and other share issuances, net	34,113	16,691
Distributions to noncontrolling interests	(37,301)	(29,895)
Contributions from noncontrolling interests	3,408	6,504
Proceeds from sales of additional noncontrolling interests	2,845	5,475
Purchases from noncontrolling interests	(5,402)	(4,704)
Deferred financing costs	-	(42)

Net cash used in financing activities	(352,706)	(53,028)

Net increase in cash and cash equivalents	35,257	133,232
Cash and cash equivalents at beginning of period	539,459	410,881

Cash and cash equivalents at end of period	$574,716	$544,113

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2008	$291,397	134,862	$135	$584,358	$1,889,450	(31,109)	$(691,857)	$(14,339)	$1,767,747	$59,152
Comprehensive income:
Net income	38,381				422,684				422,684	18,694	479,759
Unrealized losses on interest rate swaps, net of tax								(2,578)	(2,578)		(2,578)
Less reclassification of net swap realized losses into net income, net of tax								10,542	10,542		10,542
Unrealized gains on investments, net of tax								986	986		986
Less reclassification of net investment realized gains into net income, net of tax								(159)	(159)		(159)

Total comprehensive income											$488,550

Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(1,570)		69	1,570
Stock options and SSARs exercised				15,598		2,036	48,055		63,653
Stock-based compensation expense				44,422					44,422
Excess tax benefits from stock awards exercised				6,150					6,150
Distributions to noncontrolling interests	(44,277)									(23,471)
Contributions from noncontrolling interests	10,502									2,569
Sales and assumptions of additional noncontrolling interests	13,483			(529)					(529)	4,039
Purchases from noncontrolling interests	(2,594)			(3,721)					(3,721)	(544)
Changes in fair value of noncontrolling interests	24,819			(24,819)					(24,819)
Other adjustments	14			(339)					(339)	(1,346)
Purchase of treasury stock						(2,903)	(153,495)		(153,495)

Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	23,319				217,276				217,276	8,298	248,893
Unrealized losses on interest rate swaps, net of tax								(132)	(132)		(132)
Less reclassification of net swap realized losses into net income, net of tax								4,370	4,370		4,370
Unrealized losses on investments, net of tax								(165)	(165)		(165)
Less reclassification of net investment realized losses into net income, net of tax								14	14		14

Total comprehensive income											$252,980

Stock purchase shares issued				2,130		86	2,151		4,281
Stock unit shares issued				(414)		16	414
Stock options and SSARs exercised				6,467		1,015	25,637		32,104
Stock-based compensation expense				22,399					22,399
Excess tax benefits from stock awards exercised				1,647					1,647
Distributions to noncontrolling interests	(24,672)									(12,629)
Contributions from noncontrolling interests	1,215									2,193
Sales and assumptions of additional noncontrolling interests	2,404			(176)					(176)	1,989
Purchases from noncontrolling interests	(1,216)			(779)					(779)	(3,407)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	39,157			(39,157)					(39,157)
Purchase of treasury stock						(1,587)	(100,048)		(100,048)

Balance at June 30, 2010	$347,361	134,862	$135	$638,373	$2,529,410	(32,270)	$(865,186)	$(1,461)	$2,301,271	$55,537

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc. net of the decrease (increase) in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock options, stock-settled stock appreciation rights and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic:
Net income attributable to DaVita Inc.	$107,853	$105,819	$217,276	$202,030
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	798	-	(71)	-

Net income for basic earnings per share calculation	108,651	105,819	217,205	202,030

Weighted average shares outstanding during the period	102,997	103,697	103,175	103,783
Vested stock units	7	9	7	9

Weighted average shares for basic earnings per share calculation	103,004	103,706	103,182	103,792

Basic net income per share attributable to DaVita Inc.	$1.05	$1.02	$2.11	$1.95

Diluted:
Net income for diluted earnings per share calculation	$107,853	$105,819	$217,276	$202,030
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	798	-	(71)	-

Net income for diluted earnings per share calculation	108,651	105,819	217,205	202,030

Weighted average shares outstanding during the period	102,997	103,697	103,175	103,783
Vested stock units	7	9	7	9
Assumed incremental shares from stock plans	1,445	220	1,423	375

Weighted average shares for diluted earnings per share calculation	104,449	103,926	104,605	104,167

Diluted net income per share attributable to DaVita Inc.	$1.04	$1.02	$2.08	$1.94

Shares subject to anti-dilutive awards excluded from calculation (1)	1,648	14,296	1,149	13,585

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2010, the Company granted 1,497 stock-settled stock appreciation rights with a grant-date fair value of

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

$23,674 and a weighted-average expected life of approximately 3.5 years, and also granted 455 stock units with a grant-date fair value of $28,542 and a weighted-average expected life of approximately 2.5 years.

For the six months ended June 30, 2010 and 2009, the Company recognized $22,399 and $22,412, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through June 30, 2010 and 2009 was $8,518 and $8,504, respectively. As of June 30, 2010, there was $100,260 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2010 and 2009, the Company received $32,104 and $15,104, respectively, in cash proceeds from stock option exercises and $12,896 and $9,974, respectively, in actual tax benefits upon the exercise of stock awards.

During the first six months of 2010, the Company repurchased a total of 1,587 shares of its common stock for $100,048 or an average price of $63.04 per share, pursuant to previously announced authorizations by the Board of Directors. The Company has not repurchased any additional shares of its common stock subsequent to June 30, 2010. As a result of these transactions, the total remaining balance in the Company’s current authorization for share repurchases is approximately $400,000. This stock repurchase program has no expiration date.

In connection with a proposal to stockholders requesting approval of an increase in the number of shares authorized for issuance under the Company’s equity compensation plan, the Board of Directors has committed to our stockholders that over the three-year period commencing on April 1, 2010 it will not grant a number of shares subject to stock awards under the Company’s equity compensation plan, including stock options, stock appreciation rights, restricted stock units or other stock awards, at an average annual rate greater than 4.02% of the number of shares of the Company’s common stock that management believes will be outstanding over such three-year period. This 4.02% rate is the average of the 2009 and 2010 three-year average median grant rate plus one standard deviation as published by RiskMetrics Group for the Russell 3000 companies in the GICS 3510 industry segment. Awards that are settled in cash, awards that are granted pursuant to stockholder approved exchange programs, awards sold under our employee stock purchase plan and awards assumed or substituted in business combination transactions will be excluded from our grant rate calculation. For purposes of calculating the number of shares granted, any “full-value” awards (i.e., restricted stock, restricted stock unit, performance share or any other award that does not have an exercise price per share at least equal to the per share fair market value of our common stock on the grant date) will count as equivalent to 3.0 shares. The Company will publicly report its compliance with this three-year average annual grant rate commitment, and the data necessary to independently confirm it, in a public filing shortly after March 31, 2013.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

4. Long-term debt

Long-term debt was comprised of the following:

	June 30, 2010	December 31, 2009
Senior Secured Credit Facilities:
Term loan A	$109,375	$153,125
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,550,000	1,750,000
Acquisition obligations and other notes payable	11,099	15,891
Capital lease obligations	5,993	4,635

Total debt principal outstanding	3,382,342	3,629,526
Premium on the 6 5/8% senior notes	1,771	2,698

	3,384,113	3,632,224
Less current portion	(96,590)	(100,007)

	$3,287,523	$3,532,217

Scheduled maturities of long-term debt at June 30, 2010 are as follows:

2010 (remainder of the year)	52,118
2011	66,695
2012	1,707,042
2013	701,218
2014	650
2015	850,432
Thereafter	4,187

On June 7, 2010, the Company redeemed $200,000 aggregate principal amount of its outstanding 6 5/8% senior notes due 2013, at a price of 101.656% plus accrued interest. As a result of this transaction, the Company incurred pre-tax debt redemption charges of $4,127, which includes the call premium and the net write-off of other finance costs.

During the first six months of 2010, the Company made mandatory principal payments totaling $43,750 on the term loan A.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

As of June 30, 2010, the Company maintained a total of six interest rate swap agreements with amortizing notional amounts totaling $350,000. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.83% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire by September 30, 2010 and require quarterly interest payments. The existing unrealized pre-tax losses of $1,939 in other comprehensive income at June 30, 2010 will be reclassified into income in the third quarter of 2010.

The following table summarizes our derivative instruments as of June 30, 2010 and December 31, 2009:

	Interest rate swap liabilities
	June 30, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other current liabilities	$3,469	Other current liabilities	$10,792

The following table summarizes the effects of our interest rate swap agreements for the six months ended June 30, 2010 and 2009:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements				Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2010	2009	2010	2009		2010	2009	2010	2009
Interest rate swap agreements	$68	$(1,398)	$(215)	$(1,960)	Debt expense	$(3,572)	$(4,282)	$(7,151)	$(8,830)
Tax expense benefit (expense)	(27)	544	83	763		1,389	1,666	2,781	3,435

Total	$41	$(854)	$(132)	$(1,197)		$(2,183)	$(2,616)	$(4,370)	$(5,395)

Total comprehensive income for the three and six months ended June 30, 2010 was $125,752 and $252,980, respectively, including an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation loss on interest rate swaps of $2,224 and $4,238 net of tax, respectively, and a decrease to other comprehensive income for unrealized valuation gains on investments, and the amounts reclassified into income of $365 and $151, net of tax, respectively.

Total comprehensive income for the three and six months ended June 30, 2009 was $121,710 and $232,212, respectively, including an increase to comprehensive income for amounts reclassified into income, net of unrealized valuation losses on interest rate swaps of $1,762 and $4,198, net of tax, respectively, and an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation losses on investments of $316 and $108, net of tax, respectively.

As of June 30, 2010, the Company’s interest rates were economically fixed on approximately 19% of its variable rate debt and approximately 56% of its total debt.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

As a result of the swap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.66%, based upon the current margins in effect of 1.50%, as of June 30, 2010.

The Company’s overall weighted average effective interest rate during the second quarter of 2010 was 4.68% and as of June 30, 2010 was 4.62%.

As of June 30, 2010, the Company has undrawn revolving credit facilities totaling $250,000 of which approximately $52,000 was committed for outstanding letters of credit. In addition, the Company currently has undrawn revolving credit facilities totaling $3,200 associated with several of its joint ventures. These revolving credit facilities are typically guaranteed by DaVita Inc. or one of its wholly-owned operating subsidiaries based upon its proportionate ownership percentage.

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

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company is cooperating with the inquiry and is producing the requested records. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and the Company was subsequently served with a

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

complaint by the relator. The Company believes that there is some overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis described above.

In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and Epogen®, or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. The Company has been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and has been advised that this is a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil qui tam complaint filed by individuals and brought pursuant to the federal False Claims Act. The case remains under seal in the United States District Court for the Northern District of Georgia. The Company is cooperating with the inquiry and is producing the requested records.

In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005, through the present, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The subject matter of this subpoena overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri in St. Louis as described above. The Company intends to meet with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company is cooperating with the inquiry and is producing the requested records. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry.

To the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government as set forth above. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against the Company as indicated above, possible criminal penalties.

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of the Company, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. At least one commercial payor has filed an arbitration demand against the Company, as described below, and additional commercial payors have threatened litigation. The Company intends to defend against these claims vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably.

Several wage and hour claims have been filed against the Company in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, the Company was served with five separate complaints in California, including two in October 2008, by various

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

former employees, each of which alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, failed to pay the correct amount of overtime, failed to pay the rate on the “wage statement,” and failed to comply with certain other California Labor Code requirements. The Company has reached a settlement and release of all claims against it in connection with the complaints served in February 2007 and December 2008 and one of the complaints served in October 2008. The Company has funded the settlement during the first quarter of 2010, which pursuant to the terms of the settlement agreement will result in a dismissal of the underlying court proceedings against it. The overall settlement amount was not material. The Company has reached an agreement with plaintiffs to settle the claims in the second complaint filed in October 2008. That settlement must be approved by the Court. If it is approved, the amount of the overall settlement will not be material. The Company intends to vigorously defend against the remaining claims and to vigorously oppose the certification of the remaining matters as class actions. Any potential settlements of these remaining claims are not anticipated to be material.

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed the Company that the civil and criminal investigation had been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intended to conduct audits of end stage renal disease (ESRD) dialysis providers in Nevada, including the Company, and such audits would relate to the issues that were the subjects of the investigation. To the Company’s knowledge, no court proceedings have been initiated against the Company at this time. Any negative audit findings could result in a substantial repayment by the Company.

In August 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly known as Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare, a subsidiary of the Company. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

In June 2004, Gambro Healthcare (now known as DVA Renal Healthcare and a subsidiary of the Company) was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

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

The Company’s investments consist of the following:

	June 30, 2010			December 31, 2009
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$21,726	$—	$21,726	$25,275	$—	$25,275
Investments in mutual funds	—	8,390	8,390	—	8,816	8,816

	$21,726	$8,390	$30,116	$25,275	$8,816	$34,091

Short-term investments	$21,726	$1,200	$22,926	$25,275	$1,200	$26,475
Long-term investments	—	7,190	7,190	—	7,616	7,616

	$21,726	$8,390	$30,116	$25,275	$8,816	$34,091

The cost of the certificates of deposit, money market funds and U.S. treasury notes at June 30, 2010 and December 31, 2009 approximates their fair value. As of June 30, 2010 and December 31, 2009, the available for sale investments included $454 and $205, respectively, of gross pre-tax unrealized losses. During the six months ended June 30, 2010, the Company recorded gross pre-tax unrealized losses of $271, or $165 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2010, the Company sold equity securities in mutual funds for net proceeds of $900, and recognized a pre-tax loss of $22, or $14 after tax, that was previously recorded in other comprehensive income. During the six months ended June 30, 2009, the Company sold equity securities in mutual funds for net proceeds of $16,537, and recognized a pre-tax gain of $255, or $156 after tax, that was previously recorded in other comprehensive income. These pre-tax amounts are included in other income.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

As of June 30, 2010, investments totaling approximately $18,480 classified as held to maturity are investments used to maintain certain capital requirements of the special need plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in the process of paying out all incurred claims. The Company expects to liquidate these investments as soon as all of the claims are paid and the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held in trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

On July 22, 2010, the Company entered into a First Amended and Restated National Service Provider Agreement, or the Agreement, with NxStage Medical Inc., or NxStage. The Agreement supersedes the National Service Provider Agreement that the Company entered into with NxStage on February 7, 2007. Under terms of the Agreement, the Company will have the ability to continue to purchase NxStage System One hemodialysis machines and related supplies at discounted prices. In addition, under the Agreement, the Company may earn warrants to purchase NxStage common stock subject to certain requirements, including the Company’s ability to achieve certain System One home patient growth targets. The Agreement provides for a range of warrant amounts that may be earned annually depending upon the achievement of various home patient targets. The maximum amount of shares underlying warrants that the Company can earn over three years is 5,500. The exercise price of the warrants is $14.22 per share. In connection therewith, the Company entered into a Registration Rights Agreement whereby NxStage has agreed to register any shares issued to the Company under the warrants. The Agreement expires on June 30, 2013, and will be automatically extended on a monthly basis unless terminated by either party pursuant to the Agreement.

7. Fair value of financial instruments

Effective December 15, 2009, FASB amended certain fair value disclosure requirements to include additional disclosures related to significant transfers in and out of the various fair value hierarchy levels and to clarify existing disclosures by providing disaggregate levels for each class of assets and liabilities. The Company is also required to provide additional disclosures on the valuation techniques and inputs used to measure fair value, as well as changes to the valuation techniques and inputs, for both recurring and nonrecurring assets and liabilities carried at fair value. In addition, the Company is also required to disclose the reason for making changes to its valuation techniques, assumptions and or other unobservable market inputs. Certain other disclosures on reporting the gross activity rather than the net activity for Level 3 fair value measurements is effective for fiscal years beginning after December 31, 2010. See Note 8 to the condensed consolidated financial statements for further discussion.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$8,390	$8,390	$—	$—

Liabilities
Interest rate swap agreements	$3,469	$—	$3,469	$—

Temporary equity
Noncontrolling interests subject to put provisions	$347,361	$—	$—	$347,361

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 6 to the condensed consolidated financial statements for further discussion.

The interest rate swap agreements are recorded at fair value based upon valuation models that include a variety of assumptions and techniques as used by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other market conditions. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap agreements would be materially different than the fair values as currently reported. See Note 4 to the condensed consolidated financial statements for further discussion.

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, notes receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at June 30, 2010 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities totaled $1,815,250 as of June 30, 2010 and the fair value was $1,756,254 based upon quoted market prices. The fair value of the Company’s senior and senior subordinated notes was approximately $1,550,000 at June 30, 2010, based upon quoted market prices, as compared to the carrying amount of $1,551,771, which includes the premium on the 6 5/8% senior notes.

8. Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. During the second quarter of 2010, the Company refined its methodology used to estimate the fair value of noncontrolling interests subject to put provisions by eliminating an annual inflation factor that was previously applied to the put provisions until they became exercisable. The Company believes that eliminating an annual inflation factor will result in a better representation of the estimated actual fair value of the noncontrolling interests subject to put provisions as of the reporting date. The estimated fair values of the noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial.

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

In July 2010, the Company announced that it will construct a new corporate headquarters in Denver, Colorado. In July 2010, the Company acquired the land for approximately $11,000 and estimates that the total construction costs of the building will be approximately $90,000. Construction is expected to begin in early 2011, and is estimated to be complete in the second half of 2012.

9. Income taxes

As of June 30, 2010, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $18,871, of which $12,439 would impact the Company’s effective tax rate if recognized. The balance represents a decrease of $11,822 from the December 31, 2009 balance, primarily due to a tax accounting method change initiated during the quarter ending March 31, 2010. This decrease did not impact the Company’s effective tax rate. It is reasonably possible that $6,432 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to tax accounting method changes, which will also not impact the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2010 and December 31, 2009, the Company had approximately $4,491 and $3,226, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

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

The following is a summary of segment revenues, segment operating income (loss), and a reconciliation of segment operating income to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Segment revenues:
Dialysis and related lab services (1)	$1,496,178	$1,441,165	$2,974,602	$2,817,728
Other – Ancillary services and strategic initiatives	90,729	77,876	171,723	148,953

Consolidated revenues	$1,586,907	$1,519,041	$3,146,325	$2,966,681

Segment operating income (loss):
Dialysis and related lab services	$254,013	$249,793	$506,574	$485,981
Other – Ancillary services and strategic initiatives	(2,315)	(2,812)	(4,323)	(7,369)

Total segment operating income	251,698	246,981	502,251	478,612
Reconciliation of segment operating income to consolidated income before income taxes:
Stock-based compensation	(12,167)	(11,403)	(22,399)	(22,412)
Equity investment income	2,834	376	5,179	358

Consolidated operating income	242,365	235,954	485,031	456,558
Debt expense	(43,655)	(47,088)	(88,238)	(95,389)
Debt redemption charges	(4,127)	-	(4,127)	-
Other income	739	1,273	1,570	2,027

Consolidated income before income taxes	$195,322	$190,139	$394,236	$363,196

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2010 were $56,714 and $112,532, respectively, and were $1,639 and $3,289, respectively, for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2009 were $56,398 and $111,772, respectively, and were $1,787 and $3,536, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	June 30, 2010	December 31, 2009
Segment assets
Dialysis and related lab services	$7,360,245	$7,334,235
Other – Ancillary services and strategic initiatives	217,436	224,001

Consolidated assets	$7,577,681	$7,558,236

For the three and six months ended June 30, 2010, the total amount of expenditures for property and equipment for the dialysis and related lab services were $55,280 and $100,315, respectively, and were $1,485 and $1,822, respectively, for the ancillary services and strategic initiatives.

For the three and six months ended June 30, 2009, the total amount of expenditures for property and equipment for the dialysis and related lab services were $64,094 and $136,452, respectively, and were $908 and $1,753, respectively, for the ancillary services and strategic initiatives.

11. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to DaVita Inc.	$107,853	$105,819	$217,276	$202,030

Decrease in paid-in capital for sales of noncontrolling interest in two and three joint ventures in 2010 and three and seven joint ventures in 2009	(228)	(159)	(176)	(334)
Decrease in paid-in capital for the purchase of noncontrolling interest in three and four joint ventures in 2010 and two and three joint ventures in 2009	(992)	(1,660)	(779)	(2,455)

Net transfer to noncontrolling interests	(1,220)	(1,819)	(955)	(2,789)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$106,633	$104,000	$216,321	$199,241

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

Under the terms of the applicable arrangements, the Company bears most of the economic risks and rewards of ownership for these operating VIE’s. The Company has contractual arrangements with its respective related party nominee owners which indemnify them from the economic losses, and entitle the Company to the economic benefits, that may result from ownership of these VIEs. DaVita Inc. manages these VIE subsidiaries and provides operating and capital funding as necessary to accomplish its operational and strategic objectives. Accordingly, since the Company bears the majority of the risks and rewards attendant to their ownership, the Company consolidates these variable interest entities as their primary beneficiary.

Total assets of these consolidated operating VIEs were approximately $23,000 and their liabilities to unrelated third parties were approximately $16,000 at June 30, 2010.

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

Condensed Consolidating Statements of Income

For the three months ended June 30, 2010	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$109,757	$1,296,123	$296,427	$(115,400)	$1,586,907
Operating expenses	66,242	1,157,093	236,607	(115,400)	1,344,542

Operating income	43,515	139,030	59,820	—	242,365
Debt (expense)	(48,103)	(41,392)	(128)	41,841	(47,782)
Other income	41,885	—	695	(41,841)	739
Income tax expense	14,835	54,766	1,828	—	71,429
Equity earnings in subsidiaries	85,391	41,999	—	(127,390)	—

Net income	107,853	84,871	58,559	(127,390)	123,893
Less: Net income attributable to noncontrolling interests	—	—	—	(16,040)	(16,040)

Net income attributable to DaVita Inc.	$107,853	$84,871	$58,559	$(143,430)	$107,853

For the three months ended June 30, 2009
Net operating revenues	$99,102	$1,268,285	$256,664	$(105,010)	$1,519,041
Operating expenses	63,033	1,114,298	210,766	(105,010)	1,283,087

Operating income	36,069	153,987	45,898	—	235,954
Debt (expense)	(47,718)	(38,640)	(353)	39,623	(47,088)
Other income	40,716	—	180	(39,623)	1,273
Income tax expense	11,630	57,052	1,825	—	70,507
Equity earnings in subsidiaries	88,382	29,214	—	(117,596)	—

Net income	105,819	87,509	43,900	(117,596)	119,632
Less: Net income attributable to noncontrolling interests	—	—	—	(13,813)	(13,813)

Net income attributable to DaVita Inc.	$105,819	$87,509	$43,900	$(131,409)	$105,819

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the six months ended June 30, 2010
Net operating revenues	$213,425	$2,591,287	$566,997	$(225,384)	$3,146,325
Operating expenses	126,277	2,296,024	464,377	(225,384)	2,661,294

Operating income	87,148	295,263	102,620	—	485,031
Debt (expense)	(92,801)	(83,615)	(333)	84,384	(92,365)
Other income	85,140	—	814	(84,384)	1,570
Income tax expense	31,795	110,506	3,042	—	145,343
Equity earnings in subsidiaries	169,584	67,592	—	(237,176)	—

Net income	217,276	168,734	100,059	(237,176)	248,893
Less: Net income attributable to noncontrolling interests	—	—	—	(31,617)	(31,617)

Net income attributable to DaVita Inc.	$217,276	$168,734	$100,059	$(268,793)	$217,276

For the six months ended June 30, 2009
Net operating revenues	$191,925	$2,490,278	$489,032	$(204,554)	$2,966,681
Operating expenses	123,693	2,178,499	412,485	(204,554)	2,510,123

Operating income	68,232	311,779	76,547	—	456,558
Debt (expense)	(96,323)	(78,949)	(809)	80,692	(95,389)
Other income	82,453	—	266	(80,692)	2,027
Income tax expense	21,799	110,948	2,543	—	135,290
Equity earnings in subsidiaries	169,467	45,882	—	(215,349)	—

Net income	202,030	167,764	73,461	(215,349)	227,906
Less: Net income attributable to noncontrolling interests	—	—	—	(25,876)	(25,876)

Net income attributable to DaVita Inc.	$202,030	$167,764	$73,461	$(241,225)	$202,030

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of June 30, 2010	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$573,424	$—	$1,292	$—	$574,716
Accounts receivable, net	—	935,869	134,764	—	1,070,633
Other current assets	12,638	554,509	52,654	—	619,801

Total current assets	586,062	1,490,378	188,710	—	2,265,150
Property and equipment, net	14,391	904,454	187,183	—	1,106,028
Amortizable intangibles, net	24,190	98,992	3,806	—	126,988
Investments in subsidiaries	5,264,007	540,160	—	(5,804,167)	—
Receivables from subsidiaries	38,732	—	155,005	(193,737)	—
Other long-term assets and investments	7,293	22,155	36,356	—	65,804
Goodwill	—	3,669,381	344,330	—	4,013,711

Total assets	$5,934,675	$6,725,520	$915,390	$(5,997,904)	$7,577,681

Current liabilities	$142,042	$893,139	$83,637	$—	$1,118,818
Payables to parent	—	179,289	14,448	(193,737)	—
Long-term debt and other long-term liabilities	3,267,247	470,732	16,715	—	3,754,694
Noncontrolling interests subject to put provisions	224,115	—	—	123,246	347,361
Total DaVita Inc. shareholders’ equity	2,301,271	5,182,360	621,807	(5,804,167)	2,301,271
Noncontrolling interest not subject to put provisions	—	—	178,783	(123,246)	55,537

Total equity	2,301,271	5,182,360	800,590	(5,927,413)	2,356,808

Total liabilities and equity	$5,934,675	$6,725,520	$915,390	$(5,997,904)	$7,577,681

As of December 31, 2009
Cash and cash equivalents	$534,550	$—	$4,909	$—	$539,459
Accounts receivable, net	—	961,946	143,957	—	1,105,903
Other current assets	15,619	597,086	44,454	—	657,159

Total current assets	550,169	1,559,032	193,320	—	2,302,521
Property and equipment, net	11,232	900,969	192,724	—	1,104,925
Amortizable intangibles, net	30,212	101,931	4,589	—	136,732
Investments in subsidiaries	5,130,035	509,733	—	(5,639,768)	—
Receivables from subsidiaries	293,062	—	138,482	(431,544)	—
Other long-term assets and investments	7,700	19,528	35,634	—	62,862
Goodwill	—	3,622,885	328,311	—	3,951,196

Total assets	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

Current liabilities	$170,061	$781,870	$95,010	$—	$1,046,941
Payables to parent	—	418,529	13,015	(431,544)	—
Long-term debt and other long-term liabilities	3,507,753	458,779	18,879	—	3,985,411
Noncontrolling interests subject to put provisions	209,530	—	—	122,195	331,725
Total DaVita Inc. shareholders’ equity	2,135,066	5,054,900	584,868	(5,639,768)	2,135,066
Noncontrolling interest not subject to put provisions	—	—	181,288	(122,195)	59,093

Total equity	2,135,066	5,054,900	766,156	(5,761,963)	2,194,159

Total liabilities and equity	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2010	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$217,276	$168,734	$100,059	$(237,176)	$248,893
Changes in operating assets and liabilities and non-cash items included in net income	(113,934)	222,824	(37,193)	237,176	308,873

Net cash provided by operating activities	103,342	391,558	62,866	—	557,766

Cash flows from investing activities:
Additions of property and equipment, net	(5,624)	(81,049)	(12,678)	—	(99,351)
Acquisitions	—	(91,701)	—	—	(91,701)
Proceeds from asset sales	—	17,681	—	—	17,681
Proceeds from investment sales and other items	(90)	3,658	—	—	3,568

Net cash used in investing activities	(5,714)	(151,411)	(12,678)	—	(169,803)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(248,533)	1,351	(4,786)	—	(251,968)
Intercompany borrowing	254,067	(238,941)	(15,126)	—	—
Other items	(64,288)	(2,557)	(33,893)	—	(100,738)

Net cash used in financing activities	(58,754)	(240,147)	(53,805)	—	(352,706)

Net increase (decrease) in cash and cash equivalents	38,874	—	(3,617)	—	35,257
Cash and cash equivalents at beginning of period	534,550	—	4,909	—	539,459

Cash and cash equivalents at end of period	$573,424	$—	$1,292	$—	$574,716

For the six months ended June 30, 2009
Cash flows from operating activities:
Net income	$202,030	$167,764	$73,461	$(215,349)	$227,906
Changes in operating assets and liabilities and non-cash items included in net income	(420,846)	315,455	8,768	215,349	118,726

Net cash (used in) provided by operating activities	(218,816)	483,219	82,229	—	346,632

Cash flows from investing activities:
Additions of property and equipment, net	(517)	(105,493)	(32,195)	—	(138,205)
Acquisitions	—	(43,314)	—	—	(43,314)
Proceeds from asset sales	—	5,784	—	—	5,784
Proceeds from investment sales and other items	15,108	255	—	—	15,363

Net cash provided by (used in) investing activities	14,591	(142,768)	(32,195)	—	(160,372)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(26,082)	(619)	4,027	—	(22,674)
Intercompany borrowing	369,458	(340,603)	(28,855)	—	—
Other items	(7,734)	771	(23,391)	—	(30,354)

Net cash provided by (used in) financing activities	335,642	(340,451)	(48,219)	—	(53,028)

Net increase in cash and cash equivalents	131,417	—	1,815	—	133,232
Cash and cash equivalents at beginning of period	397,576	—	13,305	—	410,881

Cash and cash equivalents at end of period	$528,993	$—	$15,120	$—	$544,113

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies, continued increased competition from large and medium sized dialysis providers that compete directly with us, and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Our consolidated operating results for the second quarter of 2010 compared with the prior sequential quarter and the same quarter of 2009 as well as the six months ended June 30, 2010 compared to the same periods of 2009 were as follows:

Continuing Operations	Three months ended						Six months ended
	June 30, 2010		March 31, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues	$1,587	100%	$1,559	100%	$1,519	100%	$3,146	100%	$2,967	100%

Operating expenses and charges:
Patient care costs	1,111	70%	1,083	69%	1,052	69%	2,193	70%	2,058	69%
General and administrative	136	9%	137	9%	132	9%	273	9%	259	9%
Depreciation and amortization	58	4%	57	4%	58	4%	116	4%	115	4%
Provision for uncollectible accounts	42	3%	42	3%	41	3%	84	3%	78	3%
Equity investment income	(3)	-	(2)	-	-	-	(5)	-	-	-

Total operating expenses and charges	1,345	85%	1,317	84%	1,283	85%	2,661	85%	2,510	85%

Operating income	$242	15%	$243	16%	$236	15%	$485	15%	$457	15%

The following table summarizes consolidated net operating revenues:

	Three months ended			Six months ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,496	$1,478	$1,441	$2,975	$2,818
Other – Ancillary Services and Strategic Initiatives	91	81	78	172	149

Consolidated net operating revenues	$1,587	$1,559	$1,519	$3,146	$2,967

The following table summarizes consolidated operating income:

	Three months ended			Six months ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$254	$253	$250	$507	$486
Other – Ancillary Services and Strategic Initiatives	(2)	(2)	(3)	(4)	(7)

Total segment operating income	252	251	247	502	479
Reconciling items:
Stock-based compensation	(12)	(10)	(11)	(22)	(22)
Equity investment income	3	2	-	5	-

Consolidated net operating income	$242	$243	$236	$485	$457

Consolidated net operating revenues

Consolidated net operating revenues for the second quarter of 2010 increased by approximately $28 million, or approximately 1.8%, as compared to the first quarter of 2010. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $18 million, principally due to an increase in the number of treatments as a result of one additional treatment day in the second quarter of 2010 and additional treatments from non-acquired growth and acquisitions, partially offset by a decrease in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $10 million in the ancillary services and strategic initiatives net revenues primarily as a result of volume growth in our pharmacy services.

Consolidated net operating revenues for the second quarter of 2010 increased by approximately $68 million, or approximately 4.5%, as compared to the second quarter of 2009. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $55 million, principally due to an increase in the number of treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, partially offset by a decrease in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $13 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services.

Consolidated net operating revenues for the six months ended June 30, 2010 increased by approximately $180 million, or approximately 6.1%, as compared to same period in 2009. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $157 million, principally due to an increase in the number of treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions. The average dialysis revenue per treatment was flat for the first six months of 2010 as compared to the same period in 2009. The increase in consolidated net revenues was also due to an increase of approximately $23 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services, partially offset by a decrease in revenue in our physician services.

Consolidated operating income

Consolidated operating income for the second quarter of 2010 decreased slightly by approximately $1 million, or approximately 0.4%, as compared to the first quarter of 2010. Consolidated operating income in the second quarter of 2010 was negatively impacted by a decrease in our average dialysis revenue per treatment primarily as a result of a decrease in the intensities of physician-prescribed pharmaceuticals and continued changes in the mix of our commercial payors. Consolidated operating income in the second quarter of 2010 was also negatively impacted by an increase in our stock-based compensation expense and the timing of certain other expenditures. However; consolidated operating income benefited from strong treatment growth as a result of one additional treatment day in the quarter and from non-acquired growth and acquisitions, continued improvements in productivity, cost control initiatives and lower benefit costs and payroll taxes.

Consolidated operating income for the second quarter of 2010 increased by $6 million, or approximately 2.5%, as compared to the second quarter of 2009. The increase in consolidated operating income was primarily due to growth in revenue in the dialysis and related lab services, primarily from additional treatments, partially offset by a decrease in the average dialysis revenue per treatment. Consolidated operating income also increased as a result of cost control initiatives, improved productivity and lower benefit costs, partially offset by higher pharmaceutical costs, labor costs and related payroll taxes and additional other operating costs at our dialysis centers.

Consolidated operating income for the six months ended June 30, 2010 increased by $28 million, or approximately 6.1%, as compared to the same period in 2009. The increase in consolidated operating income was primarily due to (i) growth in revenue in the dialysis and related lab services, primarily from additional treatments, (ii) an increase in the intensities of physician-prescribed pharmaceuticals, and (iii) cost control initiatives, improved productivity and lower benefit costs, partially offset by higher pharmaceutical costs, labor costs, and related payroll taxes and additional other operating costs at our dialysis centers.

Operating segments

Dialysis and related lab services

	Three months ended			Six months ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(dollar amounts rounded to nearest million)
Revenues	$1,496	$1,478	$1,441	$2,975	$2,818

Segment operating income	$254	$253	$250	$507	$486

Dialysis treatments	4,462,565	4,294,121	4,228,179	8,756,685	8,310,617
Average dialysis treatments per treatment day	57,212	55,768	54,207	56,495	53,790
Average dialysis revenue per dialysis treatment (including the lab)	$335	$344	$340	$339	$339

Net operating revenues

Dialysis and related lab services’ net operating revenues for the second quarter of 2010 increased by approximately $18 million, or approximately 1.2%, as compared to the first quarter of 2010. The increase in net operating revenues was primarily due to an increase in the number of treatments as a result of one additional treatment day in the second quarter of 2010 and additional treatments from non-acquired growth and acquisitions totaling approximately 3.9%. This increase was primarily offset by a decrease in our average dialysis revenue per treatment of approximately $9, or approximately 2.6%. The decrease in the average dialysis revenue per treatment was primarily due to a decrease in the intensity of physician-prescribed pharmaceuticals and changes in the mix of our commercial payors with the balance of the decrease due to a seasonal decline in lab revenues and a decrease in our reimbursement rates for average sale price, or ASP, associated with EPO, partially offset by increases in some of our commercial payment rates.

Dialysis and related lab services’ net operating revenues increased by approximately $55 million, or 3.8%, in the second quarter of 2010, as compared to the second quarter of 2009. The increase in net operating revenues in the second quarter of 2010 was principally due to an increase in the number of treatments of approximately 5.4%, partially offset by a decrease in the average dialysis revenue per treatment of approximately $5, or 1.7%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to changes in the mix of our commercial payors, decreases in the intensities of physician-prescribed pharmaceuticals and a decrease in our reimbursement rates for ASP, associated with EPO, partially offset by increases in our commercial payment rates, and a 1% increase in the Medicare composite rate.

Dialysis and related lab services’ net operating revenues increased by approximately $157 million, or 5.6%, for the six months ended June 30, 2010, as compared to the same period in 2009. The increase in net operating revenues in the second quarter of 2010 was principally due to an increase in the number of treatments. The increase in the number of treatments was due to the same factors as discussed above for the increase in the second quarter of 2010 as compared to the second quarter of 2009. The average dialysis revenue per treatment of $339 was flat for the six months ended June 30, 2010, as compared to the same period in 2009.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $5 in the second quarter of 2010, as compared to the first quarter of 2010. The decrease in the per treatment costs was primarily attributable to several items totaling approximately $6, which include a decrease in the intensities of physician-prescribed pharmaceuticals, productivity improvements, as well as a decrease in benefits and payroll taxes, partially offset by an increase of approximately $1 due to the timing of certain other operating costs of our dialysis centers.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $2 in the second quarter of 2010 as compared to the second quarter of 2009. The decrease in the per treatment costs was primarily attributable to several items totaling approximately $8, which include lower benefit costs, a decrease in the intensities of physician-prescribed pharmaceuticals and improved productivity, partially offset by an increase in other operating costs of our dialysis centers, an increase in pharmaceutical costs and an increase in labor costs and related payroll taxes totaling $6.

Dialysis and related lab services’ patient care costs on a per treatment basis increased by approximately $2 for the six months ended June 30, 2010 as compared to the same period in 2009. The increase in the per treatment costs was primarily attributable to several items totaling approximately $5, which include an increase in the other operating costs of our dialysis centers, pharmaceuticals costs, labor costs and related payroll taxes and the intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity and lower benefit costs of approximately $3.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $109 million for the second quarter of 2010 decreased by approximately $3 million as compared to the first quarter of 2010. The decrease was primarily due to lower payroll taxes and lower professional fees for legal and compliance initiatives. In absolute dollars, general and administrative expenses increased by approximately $3 million in the second quarter of 2010, as compared to the same period in 2009. The increase was primarily due to higher labor and benefit costs and the timing of certain expenditures totaling approximately $5 million, partially offset by lower professional fees of approximately $2 million.

In absolute dollars, general and administrative expenses increased by approximately $11 million for the six months ended June 30, 2010, as compared to the same period in 2009. The increase was primarily due to higher labor costs, benefit and payroll costs, and the timing of certain expenditures totaling approximately $16 million, partially offset by lower professional fees and subscription costs of approximately $5 million.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $57 million in the second quarter of 2010, as compared to $56 million for both the first quarter of 2010 and for the second quarter of 2009. The slight increase of $1 million in depreciation and amortization for dialysis and related lab services in the second quarter of 2010, as compared to both the first quarter of 2010 and the second quarter of 2009, was primarily due to growth in new centers and from acquisitions.

Depreciation and amortization for dialysis and related lab services was approximately $113 million for the six months ended June 30, 2010, as compared to $112 million for the same period in 2009. This slight increase of $1 million was primarily due to growth in new centers and expansions of certain existing centers, partially offset by certain assets becoming fully depreciated.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 2.8% for all periods presented. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and will adjust the provision as necessary as a result of changes in our cash collections.

Segment operating income

Dialysis and related lab services’ operating income for the second quarter of 2010 increased by approximately $1 million, as compared to the first quarter of 2010. The increase in operating income was primarily attributable to an increase in revenue as a result of additional treatments in the second quarter of 2010 as described above, partially offset by a decrease in the average dialysis revenue per treatment of approximately $9, as also discussed above. Dialysis and related lab services operating income also benefited from improvements in productivity, lower benefit and payroll costs as well as cost control initiatives in our general and administrative expenses. However, dialysis and related lab operating income was negatively affected by a decline in the intensities of physician-prescribed pharmaceuticals and the timing of certain other expenditures.

Dialysis and related lab services’ operating income for the second quarter of 2010 increased by approximately $4 million, as compared to the second quarter of 2009. The increase in operating income was primarily attributable to growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, partially offset by a decrease in our average dialysis revenue per treatment of approximately $5 as discussed above. Dialysis and related lab services operating income also increased as a result of cost control initiatives, improved productivity and lower benefit costs, partially offset by payroll taxes, a decline in the intensities of physician-prescribed pharmaceuticals, an increase in pharmaceutical costs and an increase in other operating costs of our dialysis centers.

Dialysis and related lab services operating income for the six months ended June 30, 2010 increased by approximately $21 million, as compared to the same period in 2009. The increase in operating income was primarily attributable to growth in revenue from additional treatments, an increase in the intensities of physician-prescribed pharmaceuticals, cost control initiatives, improved productivity and lower benefit costs, partially offset by higher labor costs and related payroll taxes, pharmaceutical costs and other operating costs of our dialysis centers.

Other – Ancillary Services and Strategic Initiatives

	Three months ended			Six months ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(dollar amounts rounded to nearest million)
Revenues	$91	$81	$78	$172	$149

Segment operating loss	$(2)	$(2)	$(3)	$(4)	$(7)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the second quarter of 2010 increased by approximately $10 million as compared to the first quarter of 2010. The increase was primarily volume growth in our pharmacy services.

The increase in net operating revenues for the second quarter of 2010 of approximately $13 million, as compared to the second quarter of 2009, was primarily due to growth in our pharmacy services, partially offset by a decrease in net operating revenues in VillageHealth as a result of discontinuing the special needs plans and in our clinical research services.

The increase in net operating revenues for the six months ended June 30, 2010 of approximately $23 million, as compared to the same period in 2009, was primarily due to growth in our pharmacy services, partially offset by a decrease in VillageHealth as described above, and a decrease in our clinical research services and physician services.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the second quarter of 2010 increased by approximately $10 million as compared to the first quarter of 2010, primarily as a result of volume growth in our pharmacy services.

Ancillary services and strategic initiatives’ operating expenses for the second quarter of 2010 increased by approximately $12 million as compared to the same period in 2009, primarily due to volume growth associated with the pharmacy services and increases in labor and benefit costs, partially offset by lower costs as a result of discontinuing the VillageHealth special needs plans.

Ancillary services and strategic initiatives’ operating expenses for the six months ended June 30, 2010 increased by approximately $20 million as compared to the same period in 2009. The increase was attributable to the same factors that were discussed above for the increase in operating expenses for the second quarter of 2010 as compared to the second quarter of 2009.

Segment operating loss

Ancillary services and strategic initiatives’ operating losses for the second quarter of 2010 were flat as compared to the first quarter of 2010, and decreased by approximately $1 million as compared to the second quarter of 2009. The ancillary services and strategic initiatives operating losses in the second quarter of 2010 as compared to the first quarter of 2010 benefited primarily from improved operating performance in our pharmacy services through volume growth, but were offset by increased operating losses in VillageHealth, clinical research services and physician services.

The decrease of $1 million in operating losses in the second quarter of 2010 as compared to the second quarter of 2009 was primarily the result of volume growth in our pharmacy services and improved operating performance in VillageHealth and in our physician services, partially offset by a reduction in operating income associated with our vascular access services and our clinical research services.

Ancillary services and strategic initiatives’ operating losses for the six months ended June 30, 2010 decreased by approximately $3 million as compared to the same period in 2009. The decrease was attributable to the same factors that were discussed above for the decrease in operating losses for the second quarter of 2010 as compared to the second quarter of 2009.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $12.2 million in the second quarter of 2010 represented an increase of approximately $2.0 million as compared to the first quarter of 2010 and an increase of approximately $0.8 million as compared to the second quarter of 2009. The increases resulted primarily from increases in the aggregate quantity of grants that contributed expense to these respective periods.

Other income. Other income for the second quarter of 2010 was relatively flat as compared to the first quarter of 2010 and decreased by approximately $0.5 million as compared to the second quarter of 2009, respectively.

Debt expense. Debt expense of $43.7 million in the second quarter of 2010 decreased by approximately $0.9 million from the first quarter of 2010 and decreased by $3.4 million, as compared to the second quarter of 2009. The decreases were primarily due to the redemption of $200 million aggregate principal amount of our outstanding 6 5/8% senior notes due 2013 that occurred on June 7, 2010. In addition, the decrease in the second quarter of 2010, as compared to the second quarter of 2009, was also due to lower average principal balances outstanding on our term loan A, and a decrease in our effective interest rate as a result of lower notional amounts of fixed rate swap agreements that contained higher rates. The overall average effective interest rate for the second quarter of 2010 was 4.68%, as compared to 4.67% for the first quarter of 2010 and 4.92% for the second quarter of 2009.

For the six months ended June 30, 2010, debt expense decreased by approximately $7.2 million, as compared to the same period in 2009. The decrease was primarily attributable to the same factors that were discussed above for the decrease in debt expense for the second quarter of 2010 as compared to the second quarter of 2009.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $16.0 million for the second quarter of 2010, as compared to $15.6 million for the first quarter of 2010 and $13.8 million for the second quarter of 2009. The increases in net income attributable to noncontrolling interests in the second quarter of 2010 as compared to both the first quarter of 2010 and the second quarter of 2009 were primarily due to an increase in the profitability of our joint ventures, as well as increases in the number of joint ventures.

Accounts receivable

Our accounts receivable balances at June 30, 2010 and March 31, 2010 were $1,071 million and $1,104 million, respectively, which represented approximately 64 days and 66 days of revenue, respectively, net of bad debt provision. The decrease in DSO was primarily the result of improved cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the second quarter of 2010 from the first quarter of 2010 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2010. We are narrowing our operating income guidance for 2010 to a range of $970 million to $1,020 million. We are also revising our operating cash flow guidance for 2010. Our operating cash flow is now projected to be in the range of $725 million to $825 million. Our previous operating cash flow guidance for 2010 was in the range of $675 million to $725 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payors, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies and continued increased competition from large and medium sized dialysis providers that compete directly with us. See “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 24 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2010 was $296 million, compared to $212 million during the second quarter of 2009. The improved cash flow was primarily the result of improved earnings, cash collections and the timing of payments for working capital expenditures. Non-operating cash outflows for the second quarter of 2010 included capital asset expenditures of $57 million, including $29 million for new center developments and relocations and $28 million for maintenance and information technology. We also spent an additional $91 million for acquisitions. We paid distributions to noncontrolling interests of $19 million. We also repurchased 1.6 million shares of common stock for approximately $100 million. Non-operating cash outflows for the second quarter of 2009 included capital asset expenditures of approximately $65 million, including $43 million for new center developments and relocations and $22 million for maintenance and information technology. We spent an additional $3 million for acquisitions. During the second quarter of 2009, we sold investments in mutual funds totaling $5.9 million.

During the second quarter of 2010, we acquired 23 dialysis centers, opened 18 new dialysis centers, closed one center, sold one center and discontinued administrative and management services to one third-party owned center. During the second quarter of 2009, we acquired two dialysis centers, opened 23 new dialysis centers, closed five centers and sold two centers.

Cash flow from operations for the six months ended June 30, 2010 was $558 million compared to $347 million for the six months ended June 30, 2009. Non-operating cash outflows for the first six months of 2010 included capital asset expenditures of $102 million, including $52 million for new center developments and relocations and $50 million for maintenance and information technology. We also spent an additional $92 million for acquisitions. We paid distributions to noncontrolling interests of $37 million. We also repurchased 1.6 million shares of common stock for approximately $100 million. Non-operating cash outflows for the first six months of 2009 included capital asset expenditures of $138 million, including $85 million for new center developments and relocations and $53 million for maintenance and information technology. We also spent an additional $43 million for acquisitions. We also repurchased 0.7 million shares of our common stock for approximately $32 million and sold investments in mutual funds totaling $16.5 million.

For the six months ended June 30, 2010, we acquired 24 dialysis centers, opened 39 new dialysis centers, closed six centers, sold four centers, and acquired an equity investment in one additional center in which we also provide management and administrative services. For the six months ended June 30, 2009, we acquired eight dialysis centers, opened 40 new dialysis centers, closed seven centers, sold two centers, divested the majority ownership interest in three centers and purchased equity investments in three additional centers in which we also provide management and administrative services.

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

In July 2010, we announced that we will construct a new corporate headquarters in Denver, Colorado. In July 2010, we acquired the land for approximately $11 million and estimate that the total construction costs of the building will be approximately $90 million. Construction is expected to begin in early 2011, and is estimated to be complete in the second half of 2012.

During the first six months of 2010 we made mandatory principal payments of approximately $43.8 million on the term loan A.

During the first six months of 2010, we repurchased a total of 1,587,160 shares of our common stock for $100 million or an average price of $63.04 per share, pursuant to previously announced authorizations by the Board of Directors. We have not repurchased any additional shares of our common stock subsequent to June 30, 2010. As a result of these transactions, the total remaining balance in our current authorization for share repurchases is approximately $400 million. This stock repurchase program has no expiration date.

On June 7, 2010, we redeemed $200 million aggregate principal amount of our outstanding 6 5/8% senior notes due 2013, at a price of 101.656% plus accrued interest. As a result of this transaction, we incurred pre-tax debt redemption charges of $4.1 million, which includes the call premium and the net write-off of other finance costs.

On July 22, 2010, we entered into a First Amended and Restated National Service Provider Agreement, or the Agreement, with NxStage Medical Inc., or NxStage. The Agreement supersedes the National Service Provider Agreement that we entered into with NxStage on February 7, 2007. Under terms of the Agreement, we will have the ability to continue to purchase NxStage System One hemodialysis machines and related supplies at discounted prices. In addition, under the Agreement, we may earn warrants to purchase NxStage common stock subject to certain requirements, including our ability to achieve certain System One home patient growth targets.

The Agreement provides for a range of warrant amounts that may be earned annually depending upon the achievement of various home patient targets. The maximum amount of shares underlying warrants that we can earn over three years is 5.5 million. The exercise price of the warrants is $14.22 per share. In connection therewith, we entered into a Registration Rights Agreement whereby NxStage has agreed to register any shares issued to us under the warrants. The Agreement expires on June 30, 2013, and will be automatically extended on a monthly basis unless terminated by either party pursuant to the Agreement.

As of June 30, 2010, we maintained a total of six interest rate swap agreements with amortizing notional amounts totaling $350 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.83% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire by September 30, 2010 and require quarterly interest payments. During the six months ended June 30, 2010, we accrued net charges of $7.2 million from these swaps which is included in debt expense. As of June 30, 2010, the total fair value of these swaps was a liability of $3.5 million. During the six months ended June 30, 2010 we recorded $4.2 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into net income, net of valuation losses.

As of June 30, 2010, the interest rates were economically fixed on approximately 19% of our variable rate debt and approximately 56% of our total debt.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.66%, based upon the current margins in effect of 1.50%, as of June 30, 2010.

The overall weighted average effective interest rate during the second quarter of 2010 was 4.68% and as of June 30, 2010 was 4.62%.

As of June 30, 2010, we have undrawn revolving credit facilities totaling $250 million of which approximately $52 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity, will generate significant operating cash flows and will have access to borrowings through the capital markets to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months. Our primary sources of liquidity are cash from operations and cash from borrowings. A significant amount of our Senior Secured Credit Facilities matures in 2012. We anticipate refinancing this debt at our earliest opportunity depending upon market conditions. However, given the current market conditions, we expect that our future interest rates will be higher than our current interest rates in effect as of June 30, 2010.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2010, we granted 1.5 million stock-settled stock appreciation rights with a grant-date fair value of $23.7 million and a weighted-average expected life of approximately 3.5 years, and also granted 0.5 million stock units with a grant-date fair value of $28.5 million and a weighted-average expected life of approximately 2.5 years.

For the six months ended June 30, 2010 and 2009, we recognized $22.4 million and $22.4 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through June 30, 2010 and 2009 was $8.5 million and $8.5 million, respectively. As of June 30, 2010, there was $100 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2010 and 2009, we received $32.1 million and $15.1 million, respectively, in cash proceeds from stock option exercises and $12.9 million and $10.0 million, respectively, in actual tax benefits upon the exercise of stock awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures and for some of our non-wholly-owned subsidiaries in the form of put provisions. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. During the second quarter of 2010, we refined the methodology used to estimate the fair value of noncontrolling interests subject to put provisions by eliminating an annual inflation factor that was previously applied to the put provisions until they became exercisable. We believe that eliminating an annual inflation factor will result in a better representation of the estimated actual fair value of the noncontrolling interests subject to put provisions as of the reporting date. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 8 to the condensed consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several dialysis centers that are wholly-owned by third parties or centers in which we own an equity investment as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of June 30, 2010, reflecting changes that have occurred with our debt instruments during the first and second quarter of 2010 (in millions):

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$52	$1,772	$701	$851	$3,376
Interest payments on senior and senior subordinated notes	54	216	146	31	447
Capital lease obligations	—	1	1	4	6
Operating leases	117	410	322	547	1,396

	$223	$2,399	$1,170	$1,433	$5,225

Potential cash requirements under existing commitments:
Letters of credit	$52	$—	$—	$—	$52
Noncontrolling interests subject to put provisions	187	54	62	44	347
Pay-fixed swaps potential obligations	3	—	—	—	3
Operating capital advances for third-party-owned centers and equity investments and clinics under management and administrative services agreements	6	—	—	—	6
Income tax liabilities for unrecognized tax benefits	7	—	—	—	7

	$255	$54	$62	$44	$415

Not included above are interest payments related to our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities as of June 30, 2010 bear interest at LIBOR plus margins of 1.50%. The interest rates on our term loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At June 30, 2010, our Senior Secured Credit Facilities had an overall weighted average effective interest rate of 2.66%, including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, the mix of the debt tranche maturities, as well as changes in the interest rate margins. Assuming no principal prepayments on our Senior Secured Credit Facilities during the next year and no changes in the effective interest rates, we would pay approximately $48 million of interest over the next twelve months.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of June 30, 2010, and represent the estimated potential obligation that we would be required to pay based upon future settlement of each specific tranche within the swap agreements as determined by the current estimated yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in interest rates that can fluctuate depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc., or Gambro Renal Products, in connection with an Alliance and Product Supply Agreement. Our total expenditures for the six months ended June 30, 2010 on such products with Gambro Renal Products were approximately 2% of our total operating costs. In January 2010, we entered into an agreement with Fresenius Medical Care, or Fresenius, which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the six months ended June 30, 2010 on such products with Fresenius were approximately 2% of our total operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our existing centers, the number of new centers we acquire and build, growth within our existing centers, and in the case of the Alliance and Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $16 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant new accounting standards

Effective December 15, 2009, FASB amended certain fair value disclosure requirements to include additional disclosures related to significant transfers in and out of the various fair value hierarchy levels and to clarify existing disclosures by providing disaggregate levels for each class of assets and liabilities. We are also required to provide additional disclosures on the valuation techniques and inputs used to measure fair value, as well as changes to the valuation techniques and inputs, for both recurring and nonrecurring assets and liabilities carried at fair value. In addition, we are also required to disclose the reason for making changes to our valuation techniques, assumptions and or other unobservable market inputs. Certain other disclosures on reporting the gross activity rather than the net activity for Level 3 fair value measurements is effective for fiscal years beginning after December 31, 2010. See Note 8 to the condensed consolidated financial statements for further discussion.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates, as of June 30, 2010.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2010	2011	2012	2013	2014	2015
	(dollars in millions)
Long term debt:
Fixed rate	$2	$1	$1	$701	$—	$851	$4	$1,560	6.93%	$1,560
Variable rate	$50	$65	$1,706	$1	$—	$—	$—	$1,822	2.65%	$1,763

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2010	2011	2012	2013	2014
	(dollars in millions)
Swaps:
Pay-fixed rate	$350	$350	$—	$—	$—	$—	4.05% to 4.70%	LIBOR	$(3.5)

Our Senior Secured Credit Facilities, which include the term loan A and the term loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our Senior Secured Credit Facilities, which totaled approximately $1.5 billion as of June 30, 2010, will have a negative impact on our overall earnings.

As of June 30, 2010, we maintained a total of six interest rate swap agreements with amortizing notional amounts totaling $350 million. These agreements had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.83% on the hedged portion of our Senior Secured Credit Facilities, including the term loan B margin of 1.50%. The swap agreements expire by September 30, 2010 and require quarterly interest payments. During the six months ended June 30, 2010, we accrued net charges of $7.2 million from these swaps which is included in debt expense. As of June 30, 2010, the total fair value of these swaps was a liability of $3.5 million. During the six months ended June 30, 2010 we recorded $4.2 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into net income, net of valuation losses.

As of June 30, 2010, the interest rates were economically fixed on approximately 19% of our variable rate debt and approximately 56% of our total debt.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 2.66%, based upon the current margins in effect of 1.50%, as of June 30, 2010.

The overall weighted average effective interest rate during the second quarter of 2010 was 4.68% and as of June 30, 2010 was 4.62%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and to the extent updated for any material changes since then, such risk factors previously disclosed in Part I Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the six months ended June 30, 2010 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely as a result of improved mortality and the current economic recession which has a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States as a result of current economic conditions, we could experience a continued decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans. In addition, our continuous process of negotiations with commercial payors under existing or potentially new agreements could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements or our inability to enter into new ones. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program, including the implementation of a bundled payment system under MIPPA and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately one-half of our dialysis and related lab services revenues for the six months ended June 30, 2010 was generated from patients who have Medicare as their primary payor. Currently, the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, are separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment. On July 23, 1010, CMS released the final rule regarding the new bundled payment rate system. We are still evaluating the various components of the new bundled payment rate system, however, we noted that the initial 2011 bundled rate includes reductions of 2% and 3.1%, respectively, to conform to the provisions of MIPPA and to establish budget neutrality. Further there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these co-morbidities at the time of treatment. There are other provisions which may impact payment including an outlier pool and a low volume facility adjustment. Further the new rule requires dialysis facilities to provide new services within the payment bundle such as oral vitamin d medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility will be at risk for utilization with reimbursement set at a fixed rate.

With regard to the expanded list of case-mix adjustors, these may be difficult or impossible for our dialysis clinics or billing and other systems to document and track resulting in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withhold that can be earned back by facilities that meet certain defined clinical performance standards; facilities that do not meet the established benchmarks will not earn back the dollars withheld. Dialysis providers have the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years.

Because we are still in the early stages of evaluating the various factors that could potentially affect the adjustments that will apply to our payments we cannot predict whether we will be able to reduce our operating costs at a level that will offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or the new bundled payment rate system. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement for services we provide to Medicare patients, it could have a material adverse effect on our revenues, earnings and cash flows. We also cannot predict whether we will be able to implement the requirements of the final rule within the time frames set in the new rule or whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified to comply with the rule. In addition, if we are unable to adequately modify our processes and systems prior to implementation of the new requirements, we may experience significant delays in our ability to bill for services provided to Medicare patients which could adversely affect our cash flows.

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

Approximately 16% of our dialysis and related lab services revenues for the six months ended June 30, 2010, was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the Veterans Health Administration, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to their related programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions. In January 2009, the Department of Veterans Affairs informally adopted a policy to reduce payment rates for dialysis services to Medicare rates. The informal policy was subsequently withdrawn in July 2009. On February 17, 2010, the Department of Veterans Affairs formally proposed a rule which would materially reduce their payment rates for dialysis services to equal Medicare rates. We cannot predict when or if the final rule will be effective or what will be included in the final rule. If the proposed rule is implemented in its current form, it will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of a decrease in the number of patients covered by the Veterans Health Administration that we service. In addition, we recently executed additional agreements with the Veterans Health Administration that have reduced some of our rates, and although these are multi-year agreements, either side has the option to terminate any of the agreements without cause on short notice. If the Veterans Health Administration proceeds with further reductions to payments rates we might have to cease accepting patients under this program and could even be forced to close centers. Approximately 2% of our dialysis and related lab services revenues for the six months ended June 30, 2010 was generated by the Veterans Health Administration. While we cannot predict whether the Department of Veterans Affairs or any other government programs will be successful in reducing their payment rates or the timing of potential reductions, or if they might terminate any of our existing agreements with them on short notice, any such reduction or termination could have a material adverse effect on our revenues, earnings and cash flows.

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

The administration of EPO and other pharmaceuticals accounted for approximately 30% of our dialysis and related lab services revenues for the six months ended June 30, 2010, with EPO accounting for approximately 20% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of the utilization of erythropoeisis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD and has indicated that they will convene in 2010 to further review ESA labeling. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, on March 24, 2010, HHS and CMS convened a meeting of the Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, to review policies around the administration of ESAs, including, among other things, an evaluation of the efficacy of certain hemoglobin targets in Chronic Kidney Disease patients. These meetings could result in further restrictions on the utilization and reimbursement for ESAs which could result in decreased EPO utilization. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

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

We are the subject of a number of inquiries by the federal government, any of which could result in substantial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties.

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri, the U.S. Attorney’s Office for the Eastern District of Texas and the OIG’s Office in Dallas, Texas. We are cooperating with the U.S. Attorney’s Offices and the OIG Office with respect to each of the subpoenas and producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time. See Note 5 to our condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

As of June 30, 2010, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 18% of our dialysis and related lab services revenues for the six months ended June 30, 2010. In addition, we also owned equity interests in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures. We were recently advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians. See Note 5 to our condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 122,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

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

Current economic conditions, including the current recession, as well as further disruptions in the financial markets could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business.

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures, or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in integrating any acquired company into our overall operations or operate them successfully as stand-alone businesses, or that any such acquired company will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at these acquired companies will continue to work for us after the acquisition or that they will be able to continue to successfully manage any acquired business.

If we are not able to continue to make acquisitions, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We continue to face increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. Acquisitions, patient retention and medical director retention are an important part of our growth strategy. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, Fresenius, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. Our Senior Secured Credit Facilities are secured by substantially all of our and our wholly-owned subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. A significant amount of our Senior Secured Credit Facilities matures in 2012. We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all. If additional debt financing is not available when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

Increases in interest rates may increase our interest expense and adversely affect our earnings and cash flow and our ability to service our indebtedness.

We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of June 30, 2010, we had approximately $1.8 billion outstanding borrowings under our Senior Secured Credit Facilities, which bears interest at a variable rate. Approximately $0.4 billion of this outstanding debt is subject to interest rate swaps which have the economic effect of fixing the interest rate on an equivalent portion of our debt. The remaining variable rate debt outstanding under our Senior Secured Credit Facilities had a weighted average interest rate of 1.85% at June 30, 2010. As of June 30, 2010, the interest rates were economically fixed on approximately 19% of our variable rate debt and approximately 56% of our total debt. In addition, we have approximately $198 million of available borrowings under our Senior Secured Credit Facilities that would bear interest at the LIBOR-based variable rate plus an interest rate margin of 1.50%. We may also incur additional variable rate debt in the future.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities would reduce net income by approximately $10.7 million, for the next twelve months given our current interest rates in effect at June 30, 2010. See “Item 3 – Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro Renal Products and Fresenius Medical Care. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not separately reimbursed by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2010, these cash bonuses would total approximately $249 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2010	179,700	$63.16	179,700	$489
May 1-31, 2010	1,407,460	63.02	1,407,460	400
June 1-30, 2010	—	—	—	400

Total	1,587,160	$63.04	1,587,160

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/S/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*

Date: August 5, 2010

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.