Form 10-Q
period 2010-09-30
DAVITA INC
filed 2010-11-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

September 30, 2010

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

As of October 29, 2010, the number of shares of the Registrant’s common stock outstanding was approximately 97.2 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $7.0 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net operating revenues	$1,651,649	$1,573,915	$4,797,974	$4,540,596
Operating expenses and charges:
Patient care costs	1,146,382	1,095,857	3,339,723	3,153,622
General and administrative	148,041	134,931	421,422	394,370
Depreciation and amortization	58,486	56,813	174,307	172,121
Provision for uncollectible accounts	43,938	42,021	127,868	119,990
Equity investment income	(1,789)	(708)	(6,968)	(1,066)

Total operating expenses and charges	1,395,058	1,328,914	4,056,352	3,839,037

Operating income	256,591	245,001	741,622	701,559
Debt expense	(39,490)	(45,535)	(127,728)	(140,924)
Debt redemption charges	—	—	(4,127)	—
Other income	759	999	2,329	3,026

Income before income taxes	217,860	200,465	612,096	563,661
Income tax expense	74,979	74,195	220,322	209,485

Net income	142,881	126,270	391,774	354,176
Less: Net income attributable to noncontrolling interests	(23,494)	(15,340)	(55,111)	(41,216)

Net income attributable to DaVita Inc.	$119,387	$110,930	$336,663	$312,960

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$1.16	$1.07	$3.27	$3.01

Diluted earnings per share attributable to DaVita Inc.	$1.15	$1.06	$3.22	$3.00

Weighted average shares for earnings per share:
Basic	102,608,844	104,127,334	102,989,010	103,904,768

Diluted	104,022,458	104,607,318	104,408,939	104,315,019

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$534,565	$539,459
Short-term investments	22,945	26,475
Accounts receivable, less allowance of $244,176 and $229,317	1,082,676	1,105,903
Inventories	68,950	70,041
Other receivables	249,445	263,456
Other current assets	38,798	40,234
Income tax receivables	44,284	—
Deferred income taxes	220,342	256,953

Total current assets	2,262,005	2,302,521
Property and equipment, net	1,121,604	1,104,925
Amortizable intangibles, net	124,217	136,732
Equity investments	25,679	22,631
Long-term investments	8,049	7,616
Other long-term assets	32,428	32,615
Goodwill	4,053,123	3,951,196

	$7,627,105	$7,558,236

LIABILITIES AND EQUITY
Accounts payable	$321,179	$176,657
Other liabilities	337,221	461,092
Accrued compensation and benefits	357,132	286,121
Current portion of long-term debt	96,252	100,007
Income taxes payable	—	23,064

Total current liabilities	1,111,784	1,046,941
Long-term debt	3,266,190	3,532,217
Other long-term liabilities	89,919	87,692
Alliance and product supply agreement, net	26,650	30,647
Deferred income taxes	387,717	334,855

Total liabilities	4,882,260	5,032,352
Commitments and contingencies
Noncontrolling interests subject to put provisions	368,369	331,725
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 101,330,359 and 103,062,698 shares outstanding)	135	135
Additional paid-in capital	631,062	621,685
Retained earnings	2,648,797	2,312,134
Treasury stock, at cost (33,531,924 and 31,799,585 shares)	(958,680)	(793,340)
Accumulated other comprehensive income (loss)	119	(5,548)

Total DaVita Inc. shareholders’ equity	2,321,433	2,135,066
Noncontrolling interests not subject to put provisions	55,043	59,093

Total equity	2,376,476	2,194,159

	$7,627,105	$7,558,236

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$391,774	$354,176
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	174,307	172,121
Stock-based compensation expense	33,492	33,850
Tax benefits from stock award exercises	15,755	12,434
Excess tax benefits from stock award exercises	(2,079)	(8,115)
Deferred income taxes	61,499	45,417
Equity investment income, net	(3,048)	(1,066)
Loss on disposal of assets and other non-cash charges	5,650	15,323
Debt redemption charges	4,127	—
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	21,680	(68,235)
Inventories	3,041	15,858
Other receivables and other current assets	16,596	(2,164)
Other long-term assets	187	5,641
Accounts payable	95,350	(58,995)
Accrued compensation and benefits	72,501	20,733
Other current liabilities	(118,305)	(68,383)
Income taxes	(55,703)	55,226
Other long-term liabilities	2,308	(9,702)

Net cash provided by operating activities	719,132	514,119

Cash flows from investing activities:
Additions of property and equipment	(169,376)	(205,653)
Acquisitions	(137,643)	(64,001)
Proceeds from asset sales	18,471	6,256
Purchase of investments available for sale	(955)	(1,737)
Purchase of investments held-to-maturity	(23,540)	(16,942)
Proceeds from sale of investments available for sale	900	16,537
Proceeds from maturities of investments held-to-maturity	26,916	16,123
Purchase of equity investments and other assets	(436)	(260)
Distributions received on equity investments	350	929

Net cash used in investing activities	(285,313)	(248,748)

Cash flows from financing activities:
Borrowings	14,736,519	13,924,642
Payments on long-term debt	(15,006,754)	(13,961,667)
Debt call premium	(3,314)	—
Purchase of treasury stock	(148,669)	(61,223)
Excess tax benefits from stock award exercises	2,079	8,115
Stock award exercises and other share issuances, net	39,416	30,309
Distributions to noncontrolling interests	(61,112)	(46,888)
Contributions from noncontrolling interests	5,365	11,117
Proceeds from sales of additional noncontrolling interests	3,205	7,733
Purchases from noncontrolling interests	(5,402)	(6,668)
Deferred financing costs	(46)	(42)

Net cash used in financing activities	(438,713)	(94,572)

Net (decrease) increase in cash and cash equivalents	(4,894)	170,799
Cash and cash equivalents at beginning of period	539,459	410,881

Cash and cash equivalents at end of period	$534,565	$581,680

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2008	$291,397	134,862	$135	$584,358	$1,889,450	(31,109)	$(691,857)	$(14,339)	$1,767,747	$59,152
Comprehensive income:
Net income	38,381				422,684				422,684	18,694	479,759
Unrealized losses on interest rate swaps, net of tax								(2,578)	(2,578)		(2,578)
Less reclassification of net swap realized losses into net income, net of tax								10,542	10,542		10,542
Unrealized gains on investments, net of tax								986	986		986
Less reclassification of net investment realized gains into net income, net of tax								(159)	(159)		(159)

Total comprehensive income											$488,550

Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(1,570)		69	1,570
Stock options and SSARs exercised				15,598		2,036	48,055		63,653
Stock-based compensation expense				44,422					44,422
Excess tax benefits from stock awards exercised				6,150					6,150
Distributions to noncontrolling interests	(44,277)									(23,471)
Contributions from noncontrolling interests	10,502									2,569
Sales and assumptions of additional noncontrolling interests	13,483			(529)					(529)	4,039
Purchases from noncontrolling interests	(2,594)			(3,721)					(3,721)	(544)
Changes in fair value of noncontrolling interests	24,819			(24,819)					(24,819)
Other adjustments	14			(339)					(339)	(1,346)
Purchase of treasury stock						(2,903)	(153,495)		(153,495)

Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	40,461				336,663				336,663	14,650	391,774
Unrealized losses on interest rate swaps, net of tax								(134)	(134)		(134)
Less reclassification of net swap realized losses into net income, net of tax								5,557	5,557		5,557
Unrealized gains on investments, net of tax								231	231		231
Less reclassification of net investment realized losses into net income, net of tax								13	13		13

Total comprehensive income											$397,441

Stock purchase shares issued				2,130		86	2,151		4,281
Stock unit shares issued				(685)		26	685
Stock options and SSARs exercised				6,461		1,191	30,358		36,819
Stock-based compensation expense				33,492					33,492
Excess tax benefits from stock awards exercised				2,079					2,079
Distributions to noncontrolling interests	(39,701)									(21,411)
Contributions from noncontrolling interests	1,441									3,924
Sales and assumptions of additional noncontrolling interests	2,888			(301)					(301)	1,990
Purchases from noncontrolling interests	(1,420)			(779)					(779)	(3,203)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	57,546			(57,546)					(57,546)
Other adjustments				(45)					(45)
Purchase of treasury stock						(3,035)	(198,534)		(198,534)

Balance at September 30, 2010	$368,369	134,862	$135	$631,062	$2,648,797	(33,532)	$(958,680)	$119	$2,321,433	$55,043

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic:
Net income attributable to DaVita Inc.	$119,387	$110,930	$336,663	$312,960
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	26	—	(45)	—

Net income for basic earnings per share calculation	119,413	110,930	336,618	312,960

Weighted average shares outstanding during the period	102,602	104,118	102,982	103,896
Vested stock units	7	9	7	9

Weighted average shares for basic earnings per share calculation	102,609	104,127	102,989	103,905

Basic net income per share attributable to DaVita Inc.	$1.16	$1.07	$3.27	$3.01

Diluted:
Net income for diluted earnings per share calculation	$119,387	$110,930	$336,663	$312,960
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	26	—	(45)	—

Net income for diluted earnings per share calculation	119,413	110,930	336,618	312,960

Weighted average shares outstanding during the period	102,602	104,118	102,982	103,896
Vested stock units	7	9	7	9
Assumed incremental shares from stock plans	1,413	480	1,420	410

Weighted average shares for diluted earnings per share calculation	104,022	104,607	104,409	104,315

Diluted net income per share attributable to DaVita Inc.	$1.15	$1.06	$3.22	$3.00

Share-based anti-dilutive awards excluded from calculation (1)	1,804	9,696	1,368	13,125

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2010, the Company granted 1,932 stock-settled stock appreciation rights with a grant-date fair value of $30,566 and a weighted-average expected life of approximately 3.5 years, and also granted 466 stock units with a grant-date fair value of $29,260 and a weighted-average expected life of approximately 2.5 years.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

For the nine months ended September 30, 2010 and 2009, the Company recognized $33,492 and $33,850, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through September 30, 2010 and 2009 was $12,690 and $12,820, respectively. As of September 30, 2010, there was $93,427 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2010 and 2009, the Company received $36,819 and $27,304, respectively, in cash proceeds from stock option exercises and $15,755 and $12,434, respectively, in actual tax benefits upon the exercise of stock awards.

During the third quarter of 2010, the Company repurchased a total of 1,448 shares of its common stock for $98,486 or an average price of $68.02 per share. During the first nine months of 2010, the Company repurchased a total of 3,035 shares of its common stock for $198,534 or an average price of $65.41 per share. As of September 30, 2010, a total of $49,865 of share repurchases have not yet been settled in cash. In addition, the Company also repurchased a total of 4,244 shares of its common stock from October 1, 2010 through October 22, 2010, for $301,479 or an average price of $71.03 per share, which completed the Company’s previous board authorization for share repurchases. On November 3, 2010, the Company’s Board of Directors authorized an additional $800,000 of share repurchases of the Company’s common stock.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

4. Long-term debt

Long-term debt was comprised of the following:

	September 30, 2010	December 31, 2009
Senior Secured Credit Facilities:
Term loan A	$87,500	$153,125
Term loan B	1,705,875	1,705,875
Senior and senior subordinated notes	1,550,000	1,750,000
Acquisition obligations and other notes payable	10,503	15,891
Capital lease obligations	6,956	4,635

Total debt principal outstanding	3,360,834	3,629,526
Premium on the 6 5/8% senior notes	1,608	2,698

	3,362,442	3,632,224
Less current portion	(96,252)	(100,007)

	$3,266,190	$3,532,217

On October 20, 2010, the Company entered into a $3,000,000 new Senior Secured Credit Agreement (the Credit Agreement), consisting of a five year $250,000 revolving line of credit, a five year $1,000,000 Term Loan A and a six year $1,750,000 Term Loan B. The Company also has the right to request an increase to the borrowing capacity to a total aggregate principal amount of not more than $4,000,000 subject to bank participation. The revolving line of credit and the Term Loan A will initially bear interest at LIBOR plus an interest rate margin of 2.75% which is subject to adjustment depending upon the Company’s leverage ratio and can range from 2.25% to 2.75%. The Term Loan A requires annual principal payments of $50,000 in 2011, $50,000 in 2012, $100,000 in 2013, and $150,000 in 2014, with the balance of $650,000 due in 2015. The Term Loan B bears interest at LIBOR (floor of 1.50%) plus 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B requires annual principal payments of $17,500 in each year from 2011 through 2015 with the balance of $1,662,500 due in 2016. The borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of the Company’s and its guarantors’ assets. The Credit Agreement contains customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. However, many of these restrictions will not apply as long as the Company leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

On October 20, 2010, the Company also issued $775,000 aggregate principal amount of 6 3/8% senior notes due 2018 and $775,000 aggregate principal amount of 6 5/8% senior notes due 2020 (collectively the New Senior Notes). The New Senior Notes will pay interest on May 1 and November 1 of each year, beginning May 1, 2011. The New Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The New Senior Notes are guaranteed by substantially all of the Company’s direct and indirect wholly owned domestic subsidiaries. The Company may redeem some or all of the 6 3/8% senior notes at any time on or after November 1, 2013 at certain redemption prices and may redeem some or all of the 6 5/8% senior notes at any time on or after November 1, 2014 at certain redemption prices.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The Company received total proceeds of $4,300,000 from these transactions, $2,750,000 from the borrowings on Term Loan A and Term Loan B and an additional $1,550,000 from the issuance of the Senior Notes. The Company used a portion of the proceeds to pay-off the outstanding principal balances of its existing Senior Secured Credit Facilities plus accrued interest totaling $1,795,363 and to purchase pursuant to a cash tender offer $557,644 of the outstanding principal balances of the Company’s $700,000 6  5/8% senior notes due 2013 and $730,827 of the outstanding balances of the Company’s $850,000 7  1/4% senior subordinated notes due 2015, (the Existing Notes), plus accrued interest totaling $1,297,215. The total amount paid for the Existing Notes was $1,019.06 per $1,000 principal amount of the 6  5/8% senior notes and $1,038.75 per $1,000 principal amount of the 7  1/4% senior subordinated notes. This resulted in the Company paying a cash tender premium of $38,933 in order to extinguish this portion of the Existing Notes. On November 19, 2010, the Company will redeem the remaining outstanding balance of the existing 6  5/8% Senior Notes of $142,356 at 101.656% per $1,000 and the remaining outstanding balance of the existing 7  1/4% Senior Subordinated Notes of $119,173 at 103.625% per $1,000 plus accrued interest totaling $264,742. In addition, the Company will pay a call premium totaling $6,677. The Company also paid an additional $70,000 in fees, discounts and other expenses. As a result of the above transactions, the Company received approximately $827,000 in excess cash which it intends to use for general purposes and other opportunities, including share repurchases, potential acquisitions and other growth investments.

In connection with these transactions, the Company is expected to expense one time refinancing charges ranging from $65,000 to $75,000 in the fourth quarter of 2010, which includes the write off of existing deferred financing costs, the cash tender and call premiums, as described above and other expenses.

On June 7, 2010, the Company redeemed $200,000 aggregate principal amount of its outstanding 6 5/8% senior notes due 2013, at a price of 101.656% plus accrued interest. As a result of this transaction, the Company incurred pre-tax debt redemption charges of $4,127, which includes the call premium and the net write-off of other finance costs.

During the first nine months of 2010, the Company made mandatory principal payments totaling $65,625 on the prior Term Loan A.

On September 30, 2010, the Company’s interest rate swap agreements expired. The Company had entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements were not held for trading or speculative purposes, and had the economic effect of converting portions of the Company’s variable rate debt to a fixed rate. These agreements were designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps were reported in other comprehensive income until such time as each specific swap tranche was realized, at which time the amounts were reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled were reflected as adjustments to debt expense. These agreements did not contain credit-risk contingent features.

The agreements that were effective during the third quarter of 2010 had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.87% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the Term Loan B margin of 1.50%.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes our derivative instruments as of September 30, 2010 and December 31, 2009:

	Interest rate swap liabilities
	September 30, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other current liabilities	$—	Other current liabilities	$10,792

The following table summarizes the effects of our interest rate swap agreements for the nine months ended September 30, 2010 and 2009:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements				Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2010	2009	2010	2009		2010	2009	2010	2009
Interest rate swap agreements	$(3)	$(1,722)	$(217)	$(3,681)	Debt expense	$(1,942)	$(4,450)	$(9,093)	$(13,280)
Tax expense benefit	1	670	83	1,433		756	1,731	3,536	5,166

Total	$(2)	$(1,052)	$(134)	$(2,248)		$(1,186)	$(2,719)	$(5,557)	$(8,114)

Total comprehensive income for the three and nine months ended September 30, 2010 was $144,461 and $397,441, respectively, including an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation loss on interest rate swaps of $1,184 and $5,423 net of tax, respectively, and an increase to other comprehensive income for unrealized valuation gains on investments, and the amounts reclassified into income of $396 and $244, net of tax, respectively.

Total comprehensive income for the three and nine months ended September 30, 2009 was $128,465 and $360,677, respectively, including an increase to comprehensive income for amounts reclassified into income, net of unrealized valuation losses on interest rate swaps of $1,667 and $5,866, net of tax, respectively, and an increase to other comprehensive income for unrealized valuation gains on investments, net of amounts reclassified into income of $527 and $635, net of tax, respectively.

As of September 30, 2010, the Company’s interest rates were fixed on approximately 46% of its total debt.

The Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 1.80%, based upon the current margins in effect of 1.50%, as of September 30, 2010.

The Company’s overall weighted average effective interest rate during the third quarter of 2010 was 4.45% and as of September 30, 2010 was 4.18%.

As of September 30, 2010, the Company had undrawn revolving credit facilities totaling $250,000 of which approximately $52,000 was committed for outstanding letters of credit.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

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

In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company has cooperated with the inquiry and has produced all previously requested records to date. The Company has been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and the Company was subsequently served with a complaint by the relator. The government did not intervene and is not actively pursuing this matter. The Company believes that there is some overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis described above.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005, through the present, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The subject matter of this subpoena overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri in St. Louis as described above. The Company met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company is cooperating with the inquiry and is producing the requested records. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry.

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

Several wage and hour claims have been filed against the Company in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, the Company was served with five separate complaints in California, including two in October 2008, by various former employees, each of which alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, failed to pay the correct amount of overtime, failed to pay the rate on the “wage statement,” and failed to comply with certain other California Labor Code requirements. The Company has reached a settlement and release of all claims against it in connection with the complaints served in February 2007 and December 2008 and one of the complaints served in October 2008. The Company has funded the settlement during the first quarter of 2010, which pursuant to the terms of the settlement agreement will result in a dismissal of the underlying court proceedings against it. The overall settlement amount was not material. The Company has reached an agreement with plaintiffs to settle the claims in the second complaint filed in October 2008. That settlement must be approved by the Court. If it is approved, the amount of the overall settlement will not be material. The Company intends to vigorously defend against the remaining claims and to vigorously oppose the certification of the remaining matters as class actions. Any potential settlements of these remaining claims are not anticipated to be material.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The Company’s investments consist of the following:

	September 30, 2010			December 31, 2009
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$21,745	$—	$21,745	$25,275	$—	$25,275
Investments in mutual funds	—	9,249	9,249	—	8,816	8,816

	$21,745	$9,249	$30,994	$25,275	$8,816	$34,091

Short-term investments	$21,745	$1,200	$22,945	$25,275	$1,200	$26,475
Long-term investments	—	8,049	8,049	—	7,616	7,616

	$21,745	$9,249	$30,994	$25,275	$8,816	$34,091

The cost of the certificates of deposit, money market funds and U.S. treasury notes at September 30, 2010 and December 31, 2009 approximates their fair value. As of September 30, 2010 and December 31, 2009, the available for sale investments included $195 and ($205), of gross pre-tax unrealized gains and (losses), respectively. During the nine months ended September 30, 2010, the Company recorded gross pre-tax unrealized gains of $378, or $231 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2010, the Company sold equity securities in mutual funds for net proceeds of $900, and recognized a pre-tax loss of $22, or $13 after tax, that was previously recorded in other comprehensive income. During the nine months ended September 30, 2009, the Company sold equity securities in mutual funds for net proceeds of $16,537, and recognized a pre-tax gain of $255, or $156 after tax, that was previously recorded in other comprehensive income. These pre-tax amounts are included in other income.

As of September 30, 2010, investments totaling $18,498 classified as held to maturity are investments used to maintain certain capital requirements of the special need plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in the process of paying out all incurred claims. The Company expects to liquidate these investments as soon as all of the claims are paid and the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held in trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

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

The Company measures the fair value of certain assets and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities and commitments. The Company also has classified certain assets and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels.

The following table summarizes the Company’s assets and temporary equity measured at fair value on a recurring basis as of September 30, 2010:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$9,249	$9,249	$—	$—

Temporary equity
Noncontrolling interests subject to put provisions	$368,369	$—	$—	$368,369

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

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, notes receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at September 30, 2010 at their approximate fair values due to the short-term nature of their settlements. Borrowings under the Company’s Senior Secured Credit Facilities totaled $1,793,375 as of September 30, 2010 and the fair value was $1,784,408 based upon quoted market prices. The fair value of the Company’s senior and senior subordinated notes was approximately $1,590,000 at September 30, 2010, based upon quoted market prices, as compared to the carrying amount of $1,551,608, which includes the premium on the 6  5/8% senior notes.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative services agreements of approximately $4,200.

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

In July 2010, the Company announced that it will construct a new corporate headquarters in Denver, Colorado. In July 2010, the Company acquired the land and existing improvements for approximately $11,000 and estimates that the total construction costs of the building will be approximately $90,000. Construction is expected to begin in early 2011, and is estimated to be complete in the second half of 2012.

9. Income taxes

As of September 30, 2010, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $18,661, of which $11,336 would impact the Company’s effective tax rate if recognized. The balance represents a decrease of $12,032 from the December 31, 2009 balance, primarily due to a tax accounting method change initiated during the quarter ending March 31, 2010 and reductions due to statute lapses. The decrease associated with the tax accounting method change did not impact the Company’s effective tax rate. It is reasonably possible that $7,325 of unrecognized tax benefits may be recognized within the next 12 months and will not impact the Company’s effective tax rate.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2010 and December 31, 2009, the Company had approximately $3,636 and $3,226, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

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

The following is a summary of segment revenues, segment operating income (loss), and a reconciliation of segment operating income to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Segment revenues:
Dialysis and related lab services (1)	$1,553,374	$1,491,271	$4,528,039	$4,309,009
Other – Ancillary services and strategic initiatives	98,275	82,644	269,935	231,587

Consolidated revenues	$1,651,649	$1,573,915	$4,797,974	$4,540,596

Segment operating income (loss):
Dialysis and related lab services	$265,613	$258,554	$771,403	$741,971
Other – Ancillary services and strategic initiatives	282	(2,824)	(3,257)	(7,628)

Total segment operating income	265,895	255,730	768,146	734,343
Reconciliation of segment operating income to consolidated income before income taxes:
Stock-based compensation	(11,093)	(11,437)	(33,492)	(33,850)
Equity investment income	1,789	708	6,968	1,066

Consolidated operating income	256,591	245,001	741,622	701,559
Debt expense	(39,490)	(45,535)	(127,728)	(140,924)
Debt redemption charges	—	—	(4,127)	—
Other income	759	999	2,329	3,026

Consolidated income before income taxes	$217,860	$200,465	$612,096	$563,661

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns an equity investment.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2010 were $56,859 and $169,391, respectively, and were $1,627 and $4,916, respectively, for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2009 were $55,072 and $166,844, respectively, and were $1,741 and $5,277, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	September 30, 2010	December 31, 2009
Segment assets
Dialysis and related lab services	$7,409,828	$7,333,850
Other – Ancillary services and strategic initiatives	217,277	224,386

Consolidated assets	$7,627,105	$7,558,236

For the three and nine months ended September 30, 2010, the total amount of expenditures for property and equipment for the dialysis and related lab services were $67,739 and $168,054, respectively, and were $2,286 and $4,108, respectively, for the ancillary services and strategic initiatives.

For the three and nine months ended September 30, 2009, the total amount of expenditures for property and equipment for the dialysis and related lab services were $66,863 and $203,315, respectively, and were $585 and $2,338, respectively, for the ancillary services and strategic initiatives.

11. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to DaVita Inc.	$119,387	$110,930	$336,663	$312,960

Decrease in paid-in capital for sales of noncontrolling interest in one and four joint ventures in 2010 and three and ten joint ventures in 2009	(125)	(503)	(301)	(837)
Decrease in paid-in capital for the purchase of noncontrolling interests in four joint ventures for the nine months ended September 30, 2010 and two and five joint ventures in 2009	—	(1,184)	(779)	(3,639)

Net transfer to noncontrolling interests	(125)	(1,687)	(1,080)	(4,476)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$119,262	$109,243	$335,583	$308,484

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

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

Total assets of these consolidated operating VIEs were approximately $25,000 and their liabilities to unrelated third parties were approximately $15,000 at September 30, 2010.

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

13. Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The Existing Notes were issued by the Company and are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint venture partnerships and other third parties are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Income

For the three months ended September 30, 2010	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$113,670	$1,363,230	$292,173	$(117,424)	$1,651,649
Operating expenses	63,399	1,232,959	216,124	(117,424)	1,395,058

Operating income	50,271	130,271	76,049	—	256,591
Debt (expense)	(39,961)	(36,507)	(75)	37,053	(39,490)
Other income	37,683	—	129	(37,053)	759
Income tax expense	18,560	55,603	816	—	74,979
Equity earnings in subsidiaries	89,954	51,424	—	(141,378)	—

Net income	119,387	89,585	75,287	(141,378)	142,881
Less: Net income attributable to noncontrolling interests	—	—	—	(23,494)	(23,494)

Net income attributable to DaVita Inc.	$119,387	$89,585	$75,287	$(164,872)	$119,387

For the three months ended September 30, 2009
Net operating revenues	$104,771	$1,310,558	$269,201	$(110,615)	$1,573,915
Operating expenses	57,742	1,158,277	223,510	(110,615)	1,328,914

Operating income	47,029	152,281	45,691	—	245,001
Debt (expense)	(46,434)	(37,146)	(253)	38,298	(45,535)
Other income	39,175	—	122	(38,298)	999
Income tax expense	15,854	56,754	1,587	—	74,195
Equity earnings in subsidiaries	87,014	28,298	—	(115,312)	—

Net income	110,930	86,679	43,973	(115,312)	126,270
Less: Net income attributable to noncontrolling interests	—	—	—	(15,340)	(15,340)

Net income attributable to DaVita Inc.	$110,930	$86,679	$43,973	$(130,652)	$110,930

For the nine months ended September 30, 2010
Net operating revenues	$327,095	$3,954,517	$859,170	$(342,808)	$4,797,974
Operating expenses	189,676	3,528,983	680,501	(342,808)	4,056,352

Operating income	137,419	425,534	178,669	—	741,622
Debt (expense)	(132,762)	(120,122)	(408)	121,437	(131,855)
Other income	122,823	—	943	(121,437)	2,329
Income tax expense	50,355	166,109	3,858	—	220,322
Equity earnings in subsidiaries	259,538	119,016	—	(378,554)	—

Net income	336,663	258,319	175,346	(378,554)	391,774
Less: Net income attributable to noncontrolling interests	—	—	—	(55,111)	(55,111)

Net income attributable to DaVita Inc.	$336,663	$258,319	$175,346	$(433,665)	$336,663

For the nine months ended September 30, 2009
Net operating revenues	$296,696	$3,800,836	$758,233	$(315,169)	$4,540,596
Operating expenses	181,435	3,336,776	635,995	(315,169)	3,839,037

Operating income	115,261	464,060	122,238	—	701,559
Debt (expense)	(142,757)	(116,095)	(1,062)	118,990	(140,924)
Other income	121,628	—	388	(118,990)	3,026
Income tax expense	37,653	167,702	4,130	—	209,485
Equity earnings in subsidiaries	256,481	74,180	—	(330,661)	—

Net income	312,960	254,443	117,434	(330,661)	354,176
Less: Net income attributable to noncontrolling interests	—	—	—	(41,216)	(41,216)

Net income attributable to DaVita Inc.	$312,960	$254,443	$117,434	$(371,877)	$312,960

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of September 30, 2010	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$533,417	$—	$1,148	$—	$534,565
Accounts receivable, net	—	934,513	148,163	—	1,082,676
Other current assets	8,004	611,513	25,247	—	644,764

Total current assets	541,421	1,546,026	174,558	—	2,262,005
Property and equipment, net	27,264	905,985	188,355	—	1,121,604
Amortizable intangibles, net	21,976	99,319	2,922	—	124,217
Investments in subsidiaries	5,402,889	496,657	—	(5,899,546)	—
Intercompany receivables	—	11,120	146,623	(157,743)	—
Other long-term assets and investments	8,153	57,450	553	—	66,156
Goodwill	—	3,709,018	344,105	—	4,053,123

Total assets	$6,001,703	$6,825,575	$857,116	$(6,057,289)	$7,627,105

Current liabilities	$64,000	$975,885	$71,899	$—	$1,111,784
Intercompany payables	128,747	17,876	11,120	(157,743)	—
Long-term debt and other long-term liabilities	3,245,019	511,017	14,440	—	3,770,476
Noncontrolling interests subject to put provisions	242,504	—	—	125,865	368,369
Total DaVita Inc. shareholders’ equity	2,321,433	5,320,797	578,749	(5,899,546)	2,321,433
Noncontrolling interest not subject to put provisions	—	—	180,908	(125,865)	55,043

Total equity	2,321,433	5,320,797	759,657	(6,025,411)	2,376,476

Total liabilities and equity	$6,001,703	$6,825,575	$857,116	$(6,057,289)	$7,627,105

As of December 31, 2009
Cash and cash equivalents	$534,550	$—	$4,909	$—	$539,459
Accounts receivable, net	—	961,946	143,957	—	1,105,903
Other current assets	15,619	597,086	44,454	—	657,159

Total current assets	550,169	1,559,032	193,320	—	2,302,521
Property and equipment, net	11,232	900,969	192,724	—	1,104,925
Amortizable intangibles, net	30,212	101,931	4,589	—	136,732
Investments in subsidiaries	5,130,035	509,733	—	(5,639,768)	—
Intercompany receivables	293,062	—	138,482	(431,544)	—
Other long-term assets and investments	7,700	19,528	35,634	—	62,862
Goodwill	—	3,622,885	328,311	—	3,951,196

Total assets	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

Current liabilities	$170,061	$781,870	$95,010	$—	$1,046,941
Intercompany payables	—	418,529	13,015	(431,544)	—
Long-term debt and other long-term liabilities	3,507,753	458,779	18,879	—	3,985,411
Noncontrolling interests subject to put provisions	209,530	—	—	122,195	331,725
Total DaVita Inc. shareholders’ equity	2,135,066	5,054,900	584,868	(5,639,768)	2,135,066
Noncontrolling interest not subject to put provisions	—	—	181,288	(122,195)	59,093

Total equity	2,135,066	5,054,900	766,156	(5,761,963)	2,194,159

Total liabilities and equity	$6,022,410	$6,714,078	$893,060	$(6,071,312)	$7,558,236

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2010	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$336,663	$258,319	$175,346	$(378,554)	$391,774
Changes in operating assets and liabilities and non-cash items included in net income	(561,408)	593,402	(83,190)	378,554	327,358

Net cash (used in) provided by operating activities	(224,745)	851,721	92,156	—	719,132

Cash flows from investing activities:
Additions of property and equipment, net	(19,797)	(126,490)	(23,089)	—	(169,376)
Acquisitions	—	(137,643)	—	—	(137,643)
Proceeds from asset sales	—	18,471	—	—	18,471
Proceeds from investment sales and other items	(300)	3,535	—	—	3,235

Net cash used in investing activities	(20,097)	(242,127)	(23,089)	—	(285,313)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(270,481)	3,921	(6,990)	—	(273,550)
Intercompany borrowing	621,409	(611,318)	(10,091)	—	—
Other items	(107,219)	(2,197)	(55,747)	—	(165,163)

Net cash provided by (used in) financing activities	243,709	(609,594)	(72,828)	—	(438,713)

Net decrease in cash and cash equivalents	(1,133)	—	(3,761)	—	(4,894)
Cash and cash equivalents at beginning of period	534,550	—	4,909	—	539,459

Cash and cash equivalents at end of period	$533,417	$—	$1,148	$—	$534,565

For the nine months ended September 30, 2009
Cash flows from operating activities:
Net income	$312,960	$254,443	$117,434	$(330,661)	$354,176
Changes in operating assets and liabilities and non-cash items included in net income	(637,351)	450,984	15,649	330,661	159,943

Net cash (used in) provided by operating activities	(324,391)	705,427	133,083	—	514,119

Cash flows from investing activities:
Additions of property and equipment, net	(944)	(156,362)	(48,347)	—	(205,653)
Acquisitions	—	(64,001)	—	—	(64,001)
Proceeds from asset sales	—	6,256	—	—	6,256
Proceeds from investment sales and other items	14,800	(150)	—	—	14,650

Net cash provided by (used in) investing activities	13,856	(214,257)	(48,347)	—	(248,748)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(38,632)	(1,289)	2,854	—	(37,067)
Intercompany borrowing	539,452	(490,946)	(48,506)	—	—
Other items	(22,799)	1,065	(35,771)	—	(57,505)

Net cash provided by (used in) financing activities	478,021	(491,170)	(81,423)	—	(94,572)

Net increase in cash and cash equivalents	167,486	—	3,313	—	170,799
Cash and cash equivalents at beginning of period	397,576	—	13,305	—	410,881

Cash and cash equivalents at end of period	$565,062	$—	$16,618	$—	$581,680

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system beginning January 2011, which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Our consolidated operating results for the third quarter of 2010 compared with the prior sequential quarter and the same quarter of 2009 as well as the nine months ended September 30, 2010 compared to the same period in 2009 were as follows:

	Three months ended						Nine months ended
	September 30, 2010		June 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	(dollar amounts rounded to nearest million)
Net operating revenues	$1,652	100%	$1,587	100%	$1,574	100%	$4,798	100%	$4,541	100%

Operating expenses and charges:
Patient care costs	1,146	69%	1,111	70%	1,096	70%	3,340	70%	3,154	70%
General and administrative	148	9%	136	9%	135	9%	421	9%	394	9%
Depreciation and amortization	58	4%	58	4%	57	4%	174	4%	172	4%
Provision for uncollectible accounts	44	3%	42	3%	42	3%	128	3%	120	3%
Equity investment income	(2)	—	(3)	—	(1)	—	(7)	—	(1)	—

Total operating expenses and charges	1,395	85%	1,345	85%	1,329	84%	4,056	85%	3,839	85%

Operating income	$257	15%	$242	15%	$245	16%	$742	15%	$702	15%

The following table summarizes consolidated net operating revenues:

	Three months ended			Nine months ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,553	$1,496	$1,491	$4,528	$4,309
Other – Ancillary Services and Strategic Initiatives	98	91	83	270	232

Consolidated net operating revenues	$1,652	$1,587	$1,574	$4,798	$4,541

The following table summarizes consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$266	$254	$259	$771	$742
Other – Ancillary Services and Strategic Initiatives	—	(2)	(3)	(3)	(8)

Total segment operating income	266	252	256	768	734
Reconciling items:
Stock-based compensation	(11)	(12)	(11)	(33)	(34)
Equity investment income	2	3	1	7	1

Consolidated operating income	$257	$242	$245	$742	$702

Consolidated net operating revenues

Consolidated net operating revenues for the third quarter of 2010 increased by approximately $65 million, or approximately 4.1%, as compared to the second quarter of 2010. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $57 million, principally due to an increase in the number of treatments as a result of one additional treatment day in the third quarter of 2010 and additional treatments from non-acquired growth and acquisitions, as well as an increase of approximately $4 in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $7 million in the ancillary services and strategic initiatives net revenues primarily as a result of volume growth in our pharmacy services.

Consolidated net operating revenues for the third quarter of 2010 increased by approximately $78 million, or approximately 5.0%, as compared to the third quarter of 2009. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $62 million, principally due to an increase in the number of treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, partially offset by a decrease of approximately $4 in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $15 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services.

Consolidated net operating revenues for the nine months ended September 30, 2010 increased by approximately $257 million, or approximately 5.7%, as compared to same period in 2009. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $219 million, principally due to an increase in the number of treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, partially offset by a decrease of approximately $1 in the average dialysis revenue per treatment. The increase in consolidated net revenues was also due to an increase of approximately $38 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services, partially offset by a decrease in revenue in our disease management services and in our clinical research services.

Consolidated operating income

Consolidated operating income for the third quarter of 2010 increased by approximately $15 million, or approximately 6.2%, as compared to the second quarter of 2010. The increase in consolidated operating income was primarily due to strong treatment growth as a result of one additional treatment day in the quarter and from non-acquired growth and acquisitions as well as an increase of approximately $4 in the average dialysis revenue per treatment. The increase was partially offset by higher labor and benefit costs, higher pharmaceuticals costs, a decline in the intensities of physician-prescribed pharmaceuticals, a decline in productivity and an increase in professional fees.

Consolidated operating income for the third quarter of 2010 increased by $12 million, or approximately 4.9%, as compared to the third quarter of 2009. The increase in consolidated operating income was primarily due to growth in revenue in the dialysis and related lab services, primarily from additional treatments, partially offset by a decrease in the average dialysis revenue per treatment. Consolidated operating income also increased as a result of cost control initiatives, improved productivity as well as a decrease of $3 million in operating losses in the ancillary services and strategic initiatives. However, consolidated operating income was negatively impacted by a decline in the intensities of physician-prescribed pharmaceuticals, higher labor costs and pharmaceutical costs and an increase in professional fees.

Consolidated operating income for the nine months ended September 30, 2010 increased by $40 million, or approximately 5.7%, as compared to the same period in 2009. The increase in consolidated operating income was primarily due to growth in revenue in the dialysis and related lab services, primarily from additional treatments, cost control initiatives, improved productivity and lower benefit costs, partially offset by higher pharmaceutical costs, labor costs and related payroll taxes and an increase in other operating costs of our dialysis centers.

Operating segments

Dialysis and related lab services

	Three months ended			Nine months ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(dollar amounts rounded to nearest million, except per treatment)
Revenues	$1,553	$1,496	$1,491	$4,528	$4,309

Segment operating income	$266	$254	$259	$771	$742

Dialysis treatments	4,578,622	4,462,565	4,339,195	13,335,307	12,649,812
Average dialysis treatments per treatment day	57,957	57,212	54,927	56,988	54,175
Average dialysis revenue per dialysis treatment (including the lab)	$339	$335	$343	$339	$340

Net operating revenues

Dialysis and related lab services’ net operating revenues for the third quarter of 2010 increased by approximately $57 million, or approximately 3.8%, as compared to the second quarter of 2010. The increase in net operating revenues was primarily due to an increase in the number of treatments as a result of one additional treatment day in the third quarter of 2010 and additional treatments from non-acquired growth and acquisitions totaling approximately 2.5%. This increase was also due to an increase in our average dialysis revenue per treatment of approximately $4, or approximately 1.2%. The increase in the average dialysis revenue per treatment was primarily due to an increase in some of our commercial payment rates, an increase in our reimbursement rates for average sale price, or ASP, associated with EPO and seasonal flu shots administrations, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals and a decline in the commercial payor mix.

Dialysis and related lab services’ net operating revenues increased by approximately $62 million, or 4.2%, in the third quarter of 2010, as compared to the third quarter of 2009. The increase in net operating revenues in the third quarter of 2010 was principally due to an increase in the number of treatments of approximately 5.3%, partially offset by a decrease in the average dialysis revenue per treatment of approximately $4, or 1.3%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to a decline in the commercial payor mix, a decline in the intensities of physician-prescribed pharmaceuticals and a decrease in our reimbursement rates for ASP, associated with EPO, partially offset by an increase in some of our commercial payment rates, and a 1% increase in the Medicare composite rate.

Dialysis and related lab services’ net operating revenues increased by approximately $219 million, or 5.1%, for the nine months ended September 30, 2010, as compared to the same period in 2009. The increase in net operating revenues was principally due to an increase in the number of treatments, partially offset by a slight decrease of approximately $1 in the average dialysis revenue per treatment. The increase in the number of treatments was due to the same factors as discussed above for the increase in the third quarter of 2010 as compared to the third quarter of 2009.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis in the third quarter of 2010 increased by approximately $1, as compared to the second quarter of 2010. The increase in our per treatment costs was attributable to several items including an increase in labor and benefit costs, an increase in pharmaceutical costs and a decline in productivity, partially offset by a decline in the intensity of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $5 in the third quarter of 2010 as compared to the third quarter of 2009. The decrease in the per treatment costs was primarily attributable to several items which include a decline in the intensities of physician-prescribed pharmaceuticals, lower benefit costs and improved productivity, partially offset by an increase in other operating costs of our dialysis centers, an increase in pharmaceutical costs and an increase in labor costs.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $1 for the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease in the per treatment costs was primarily attributable to several items which include improved productivity and lower benefit costs, partially offset by an increase in pharmaceuticals costs, labor costs and related payroll taxes, and other operating costs of our dialysis centers.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $122 million for the third quarter of 2010 increased by approximately $13 million as compared to the second quarter of 2010. The increase was primarily due to higher labor and benefit costs and related payroll taxes, higher professional fees for legal, compliance and international initiatives and the timing of certain expenditures. In absolute dollars, general and administrative expenses increased by approximately $15 million in the third quarter of 2010, as compared to the same period in 2009. The increase was primarily due to the same factors as discussed above. General and administrative expenses as a percentage of dialysis and related lab services’ revenue was 7.8% for the third quarter of 2010, 7.3% for the second quarter of 2010 and was 7.1% for the third quarter of 2009.

In absolute dollars, general and administrative expenses increased by approximately $27 million for the nine months ended September 30, 2010, as compared to the same period in 2009. The increase was primarily due to higher labor and benefit costs, related payroll costs and the timing of certain expenditures. General and administrative expenses as a percentage of dialysis and related lab services’ revenue was 7.6% for the nine months ended September 30, 2010, as compared to 7.3% for the same period in 2009.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $57 million in the both the third quarter and second quarter of 2010, as compared to $55 million for the third quarter of 2009. The slight increase of $2 million in depreciation and amortization for dialysis and related lab services in the third quarter of 2010, as compared to the third quarter of 2009, was primarily due to growth in newly developed centers and from centers through acquisitions.

Depreciation and amortization for dialysis and related lab services was approximately $169 million for the nine months ended September 30, 2010, as compared to $167 million for the same period in 2009. This slight increase of $2 million was primarily due to growth in new centers and expansions of certain existing centers.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 2.8% for all periods presented. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and will adjust the provision as necessary as a result of changes in our cash collections.

Segment operating income

Dialysis and related lab services’ operating income for the third quarter of 2010 increased by approximately $12 million, as compared to the second quarter of 2010. The increase in operating income was primarily attributable to an increase in revenue as a result of additional treatments in the third quarter of 2010 as described above, and an increase in the average dialysis revenue per treatment of approximately $4, as also discussed above. However, dialysis and related lab operating income was negatively affected by a decline in the intensities of physician-prescribed pharmaceuticals, higher labor and benefit costs, higher pharmaceuticals costs, a decline in productivity as well as an increase in professional fees.

Dialysis and related lab services’ operating income for the third quarter of 2010 increased by approximately $7 million, as compared to the third quarter of 2009. The increase in operating income was primarily attributable to growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, partially offset by a decrease in our average dialysis revenue per treatment of approximately $4 as discussed above. Dialysis and related lab services operating income also increased as a result of cost control initiatives and improved productivity, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals, an increase in labor costs and pharmaceutical costs, an increase in other operating costs of our dialysis centers as well as an increase in professional fees.

Dialysis and related lab services operating income for the nine months ended September 30, 2010 increased by approximately $29 million, as compared to the same period in 2009. The increase in operating income was primarily attributable to growth in revenue from additional treatments, cost control initiatives, improved productivity and lower benefit costs, partially offset by higher labor costs and related payroll taxes, pharmaceutical costs and other operating costs of our dialysis centers.

Other – Ancillary Services and Strategic Initiatives

	Three months ended			Nine months ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(dollar amounts rounded to nearest million)
Revenues	$98	$91	$83	$270	$232

Segment operating (loss)	$—	$(2)	$(3)	$(3)	$(8)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the third quarter of 2010 increased by approximately $7 million as compared to the second quarter of 2010. The increase was primarily volume growth in our pharmacy services, infusion therapy services and disease management services.

The increase in net operating revenues for the third quarter of 2010 of approximately $15 million, as compared to the third quarter of 2009, was primarily due to growth in our pharmacy services and in our infusion therapy services, partially offset by a decrease in net operating revenues in disease management services as a result of discontinuing the special needs plans and in our clinical research services.

The increase in net operating revenues for the nine months ended September 30, 2010 of approximately $38 million, as compared to the same period in 2009, was primarily due to growth in our pharmacy services and in our infusion therapy services, partially offset by a decrease in disease management services as described above, and a decrease in our clinical research services and physician services.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the third quarter of 2010 increased by approximately $5 million as compared to the second quarter of 2010, primarily as a result of volume growth in our pharmacy services.

Ancillary services and strategic initiatives’ operating expenses for the third quarter of 2010 increased by approximately $12 million as compared to the same period in 2009, primarily due to volume growth associated with the pharmacy services and slight increases in labor and benefit costs, partially offset by lower costs as a result of discontinuing the disease management services special needs plans.

Ancillary services and strategic initiatives’ operating expenses for the nine months ended September 30, 2010 increased by approximately $33 million as compared to the same period in 2009. The increase was attributable to the same factors that were discussed above for the increase in operating expenses for the third quarter of 2010 as compared to the third quarter of 2009.

Segment operating results

Ancillary services and strategic initiatives’ operating results broke even for the third quarter of 2010, which represented a decrease in the loss of $2 million as compared to the second quarter of 2010, and a decrease in the loss of approximately $3 million as compared to the third quarter of 2009. The ancillary services and strategic initiatives operating results in the third quarter of 2010 as compared to the second quarter of 2010 benefited primarily from improved operating performance in our disease management services and our vascular access services.

The decrease of $3 million in operating losses in the third quarter of 2010 as compared to the third quarter of 2009 was primarily the result of volume growth in our pharmacy services and improved operating performance in our disease management services and in our physician services, partially offset by a reduction in operating income associated with our infusion therapy services.

Ancillary services and strategic initiatives’ operating losses for the nine months ended September 30, 2010 decreased by approximately $5 million as compared to the same period in 2009. The decrease was attributable to the same factors that were discussed above for the decrease in operating losses for the third quarter of 2010 as compared to the third quarter of 2009. In addition, the ancillary services and strategic initiatives operating losses were also negatively impacted by a reduction in operating income in our vascular access services.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $11.1 million in the third quarter of 2010 represented a decrease of approximately $1.1 million as compared to the second quarter of 2010 and a decrease of approximately $0.3 million as compared to the third quarter of 2009. Stock-based compensation for the nine months ended September 30, 2010 of $33.5 million decreased approximately $0.4 million compared to the same period in 2009. The decreases in stock-based compensation for the three and nine months ended September 30, 2010 each resulted primarily from reductions during the third quarter of 2010 in the number of stock awards we expect to vest.

Other income. Other income for the third quarter of 2010 was relatively flat as compared to the second quarter of 2010 and decreased by approximately $0.2 million as compared to the third quarter of 2009, respectively.

Debt expense. Debt expense of $39.5 million in the third quarter of 2010 decreased by approximately $4.2 million from the second quarter of 2010 and decreased by $6.0 million, as compared to the third quarter of 2009. The decreases were primarily due to the redemption of $200 million aggregate principal amount of our outstanding 6 5/8% senior notes due 2013 that occurred on June 7, 2010. In addition, the decrease in the third quarter of 2010, as compared to the third quarter of 2009, was also due to lower average principal balances outstanding on our Term Loan A and a decrease in our effective interest rate as a result of lower notional amounts of fixed rate swap agreements that contained higher rates. The overall weighted average effective interest rate for the third quarter of 2010 was 4.45%, as compared to 4.68% for the second quarter of 2010 and 4.79% for the third quarter of 2009.

For the nine months ended September 30, 2010, debt expense decreased by approximately $13.2 million, as compared to the same period in 2009. The decrease was primarily attributable to the same factors that were discussed above for the decrease in debt expense for the third quarter of 2010 as compared to the third quarter of 2009.

Equity investment income. Equity investment income was approximately $1.8 million for the third quarter of 2010, as compared to $2.8 million and $0.7 million for the second quarter of 2010 and the third quarter of 2009, respectively. The decrease in equity income in the third quarter of 2010, as compared to the second quarter of 2010, was primarily due to the recognition of additional income in the second quarter of 2010 associated with revenue adjustments. The increase in equity income in the third quarter of 2010, as compared to the third quarter of 2009, was primarily due to an increase in the profitability of our joint ventures.

For the nine months ended September 30, 2010, equity income was approximately $7 million as compared to $1 million for the same period in 2009. The increase was primarily related to the same factors as discussed above.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $23.5 million for the third quarter of 2010, as compared to $16.0 million for the second quarter of 2010 and $15.3 million for the third quarter of 2009. The increases in net income attributable to noncontrolling interests in the third quarter of 2010 as compared to both the second quarter of 2010 and the third quarter of 2009 were primarily due to an increase in the profitability of our joint ventures, as well as increases in the number of joint ventures.

Net income attributable to noncontrolling interests was $55.1 million for the nine months ended September 30, 2010, as compared to $41.2 million for the same period in 2009. The increase in net income attributable to noncontrolling interests was primarily the result of the same factors as discussed above.

Accounts receivable

Our accounts receivable balances at September 30, 2010 and June 30, 2010 were $1,083 million and $1,071 million, respectively, which represented approximately 63 days and 64 days of revenue, respectively, net of bad debt provision. The decrease in DSO was primarily the result of improved cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the third quarter of 2010 from the second quarter of 2010 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2010. We are narrowing our operating income guidance for 2010 to be in the range of $995 million to $1,015 million. We are also revising our operating cash flow guidance for 2010. Our operating cash flow is now projected to be in the range of $800 million to $875 million. Our previous operating cash flow guidance for 2010 was in the range of $725 million to $825 million. The increase in our operating cash flow guidance was primarily due to reduced tax payments resulting from accelerated tax deductions. Because of the uncertainties of operating under the new Medicare bundled payment system and the ongoing uncertainties associated with our payor mix, we will not be providing a specific guidance range for 2011 operating income at this time. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payors, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system beginning January 2011 which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies and continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire. See “Risk Factors” in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 23 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2010 was $161 million, compared to $167 million during the third quarter of 2009. The reduction in operating cash flow was primarily the result of the timing of payments for working capital expenditures. Non-operating cash outflows for the third quarter of 2010 included capital asset expenditures of $70 million, including $23 million for new center developments and relocations and $47 million for maintenance and information technology. We also spent an additional $46 million for acquisitions. We paid distributions to noncontrolling interests of $24 million. We also repurchased 1.4 million shares of our common stock for approximately $98.5 million of which $48.6 million was settled in cash. Non-operating cash outflows for the third quarter of 2009 included capital asset expenditures of approximately $67 million, including $42 million for new center developments and relocations and $25 million for maintenance and information technology. We spent an additional $21 million for acquisitions. We also repurchased 1.1 million shares of our common stock for approximately $62.4 million in the third quarter of 2009 and paid distributions to noncontrolling interest of $17 million.

During the third quarter of 2010, we acquired 10 dialysis centers, opened 12 new dialysis centers, and closed seven centers. During the third quarter of 2009, we acquired four dialysis centers, opened 21 new dialysis centers, closed six centers and provided administrative and management services to one additional third-party owned center.

Cash flow from operations for the nine months ended September 30, 2010 was $719 million compared to $514 million for the nine months ended September 30, 2009. The improved operating cash flow was primarily the result of improved cash earnings, collections of accounts receivable balances and the timing of certain other working capital expenditures. Non-operating cash outflows for the first nine months of 2010 included capital asset expenditures of $172 million, including $75 million for new center developments and relocations and $97 million for maintenance and information technology. We also spent an additional $138 million for acquisitions. We paid distributions to noncontrolling interests of $61 million. We also repurchased 3.0 million shares of our common stock for approximately $198.5 million of which $148.7 million was settled in cash. Non-operating cash outflows for the first nine months of 2009 included capital asset expenditures of $206 million, including $127 million for new center developments and relocations and $79 million for maintenance and information technology. We also spent an additional $64 million for acquisitions. We also repurchased 1.9 million shares of our common stock for approximately $94.4 million and paid distributions to noncontrolling interests of $47 million. During the first nine months of 2009 we sold investments in mutual funds totaling $16.5 million.

For the nine months ended September 30, 2010, we acquired 34 dialysis centers, opened 51 new dialysis centers, closed 13 centers and sold four centers. For the nine months ended September 30, 2009, we acquired 13 dialysis centers, opened 61 new dialysis centers, closed 13 centers, sold five centers, purchased equity investments in six centers and provided administrative and management services for two additional third-party owned centers.

We currently expect to spend approximately $125 million for capital asset expenditures in 2010 related to routine maintenance items and information technology equipment. We also expect to spend $300 million for new center development, relocations and center acquisitions in 2010, depending upon the availability of projects and sufficient project returns, which does not include any potential expenditures for our new corporate headquarters.

In July 2010, we announced that we will construct a new corporate headquarters in Denver, Colorado. In July 2010, we acquired the land and existing improvements for approximately $11 million and estimate that the total construction costs of the building will be approximately $90 million. Construction is expected to begin in early 2011, and is estimated to be complete in the second half of 2012.

On October 20, 2010, we entered into a $3,000 million new Senior Secured Credit Agreement (the Credit Agreement), consisting of a five year $250 million revolving line of credit, a five year $1,000 million Term Loan A and a six year $1,750 million Term Loan B. We also have the right to request an increase to the borrowing capacity to a total aggregate principal amount of not more than $4,000 million subject to bank participation. The revolving line of credit and the Term Loan A will initially bear interest at LIBOR plus an interest rate margin of 2.75% which is subject to adjustment depending upon our leverage ratio and can range from 2.25% to 2.75%. The Term Loan A requires annual principal payments of $50 million in 2011, $50 million in 2012, $100 million in 2013, and $150 million in 2014, with the balance of $650 million due in 2015. The Term Loan B bears interest at LIBOR (floor of 1.50%) plus 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B requires annual principal payments of $17.5 million in each year from 2011 through 2015 with the balance of $1,663 million due in 2016. The borrowings under the Credit Agreement are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of DaVita’s and its guarantors’ assets. The Credit Agreement contains customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. However, many of these restrictions will not apply as long as our leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

On October 20, 2010, we also issued $775 million aggregate principal amount of 6  3/8% senior notes due 2018 and $775 million aggregate principal amount of 6  5/8% senior notes due 2020 (the New Senior Notes). The New Senior Notes will pay interest on May 1 and November 1, of each year beginning May 1, 2011. The New Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The Senior Notes are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries. We may redeem some or all of the 6  3/8% senior notes at any time on or after November 1, 2013 at certain redemption prices and may redeem some or all of the 6  5/8% senior notes at any time on or after November 1, 2014 at certain redemption prices.

We received total proceeds of $4,300 million from these transactions, $2,750 million from the borrowings on Term Loan A and Term Loan B and an additional $1,550 million from the issuance of the Senior Notes. We used a portion of the proceeds to pay-off the outstanding principal balances of our existing senior secured credit facilities plus accrued interest totaling $1,795 million and to purchase pursuant to a cash tender offer $558 million of the outstanding principal balances of our $700 million 6  5/8% senior notes due 2013 and $731 million of the outstanding balances of our $850 million 7  1/4% senior subordinated notes due 2015 (the Existing Notes), plus accrued interest totaling $1,297 million. The total amount paid for the Existing Notes was $1,019.06 per $1,000 principal amount of the 6  5/8% senior notes and $1,038.75 per $1,000 principal amount of the 7  1/4% senior subordinated notes. This resulted in us paying a cash tender premium of $39 million in order to extinguish this portion of the Existing Notes. On November 19, 2010, we will redeem the remaining outstanding balance of the existing 6  5/8% senior notes of $142 million at 101.656% per $1,000 and the remaining outstanding balance of the existing 7  1/4% senior subordinated notes of $119 million at 103.625% per $1,000 plus accrued interest totaling $265 million. In addition, we will pay a call premium totaling $7 million. We also paid an additional $70 million in fees, discounts and other expenses. As a result of the above transactions, we received approximately $827 million in excess cash which we intend to use for general purposes and other opportunities, including share repurchases, potential acquisitions and other growth investments.

In connection with these transactions, we expect to expense one time refinancing charges ranging from $65 million to $75 million in the fourth quarter of 2010, which includes the write off of existing deferred financing costs, the cash tender and call premiums, as described above and other expenses.

On June 7, 2010, we redeemed $200 million aggregate principal amount of our outstanding 6  5/8% senior notes due 2013, at a price of 101.656% plus accrued interest. As a result of this transaction, we incurred pre-tax debt redemption charges of $4.1 million, which includes the call premium and the net write-off of other finance costs.

During the first nine months of 2010 we made mandatory principal payments totaling $65.6 million on the prior Term Loan A.

During the third quarter of 2010, we repurchased a total of 1,448,000 shares of our common stock for $98.5 million or an average price of $68.02 per share. During the first nine months of 2010, we repurchased a total of 3,035,160 shares of our common stock for $198.5 million or an average price of $65.41 per share. As of September 30, 2010, a total of $49.9 million of our share repurchases have not yet been settled in cash. In addition, we also repurchased a total of 4,244,300 shares of our common stock from October 1, 2010 through October 22, 2010, for $301.5 million or an average price of $71.03 per share which completed our previous board authorization for share repurchases. On November 3, 2010, our Board of Directors authorized an additional $800 million of share repurchases of our common stock.

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

On September 30, 2010, our interest rate swap agreements expired. The agreements that were effective during the third quarter of 2010, had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.87% on the hedged portion of our Senior Secured Credit Facilities, including the Term Loan B margin of 1.50%.

As of September 30, 2010, the interest rates were fixed on approximately 46% of our total debt.

The overall weighted average effective interest rate on the Senior Secured Credit Facilities was 1.80%, based upon the current margins in effect of 1.50%, as of September 30, 2010.

The overall weighted average effective interest rate during the third quarter of 2010 was 4.45% and as of September 30, 2010 was 4.18%.

As of September 30, 2010, we had undrawn revolving credit facilities totaling $250 million of which approximately $52 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our new debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2010, we granted 1.9 million stock-settled stock appreciation rights with a grant-date fair value of $30.6 million and a weighted-average expected life of approximately 3.5 years, and also granted 0.5 million stock units with a grant-date fair value of $29.3 million and a weighted-average expected life of approximately 2.5 years.

For the nine months ended September 30, 2010 and 2009, we recognized $33.5 million and $33.9 million, respectively, in stock-based compensation expense for stock options, stock-settled stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefit recorded for stock-based compensation through September 30, 2010 and 2009 was $12.7 million and $12.8 million, respectively. As of September 30, 2010, there was $93.4 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2010 and 2009, we received $36.8 million and $27.3 million, respectively, in cash proceeds from stock option exercises and $15.8 million and $12.4 million, respectively, in actual tax benefits upon the exercise of stock awards.

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

The following is a summary of these contractual obligations and commitments as of September 30, 2010, reflecting changes that have occurred with our debt instruments from December 31, 2009 (in millions). This excludes the impact of the debt refinancing transactions that occurred on October 20, 2010.

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$29	$1,773	$701	$851	$3,354
Interest payments on senior and senior subordinated notes	—	216	146	31	393
Capital lease obligations	—	1	2	4	7
Operating leases	59	425	340	618	1,442

	$88	$2,415	$1,189	$1,504	$5,196

Potential cash requirements under existing commitments:
Letters of credit	$52	$—	$—	$—	$52
Noncontrolling interests subject to put provisions	194	58	66	50	368
Operating capital advances for third-party-owned centers and equity investments and clinics under management and administrative services agreements	4	—	—	—	4
Income tax liabilities for unrecognized tax benefits	7	—	—	—	7

	$257	$58	$66	$50	$431

Not included above are interest payments related to our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities as of September 30, 2010 bear interest at LIBOR plus margins of 1.50%. The interest rates on our Term Loan A and the revolving line of credit are adjustable depending upon our achievement of certain financial ratios. At September 30, 2010, our Senior Secured Credit Facilities had an overall weighted average effective interest rate of 1.80%, including the effects of our swap agreements. Interest payments are due at the maturity of specific debt tranches within each term loan, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, the mix of the debt tranche maturities, as well as changes in the interest rate margins. Assuming no principal prepayments on our Senior Secured Credit Facilities during the next year and no changes in the effective interest rates, we would pay approximately $32 million of interest over the next twelve months.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc., or Gambro Renal Products, in connection with an Alliance and Product Supply Agreement. Our total expenditures for the nine months ended September 30, 2010 on such products with Gambro Renal Products were approximately 2% of our total operating costs. In January 2010, we entered into an agreement with Fresenius Medical Care, or Fresenius, which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the nine months ended September 30, 2010 on such products with Fresenius were approximately 2% of our total operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our existing centers, the number of new centers we acquire and build, growth within our existing centers, and in the case of the Alliance and Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $15 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

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

Interest rate sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates, as of September 30, 2010. This excludes the impact of the debt refinancing transactions that occurred on October 20, 2010.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2010	2011	2012	2013	2014	2015
	(dollars in millions)
Long term debt:
Fixed rate	$1	$1	$1	$702	$1	$851	$4	$1,561	6.92%	$1,601
Variable rate	$28	$66	$1,706	$—	$—	$—	$—	$1,800	1.80%	$1,791

Our Senior Secured Credit Facilities, which include the Term Loan A and the Term Loan B, consist of various individual tranches that can range in maturity from one month to twelve months and each specific tranche bears interest at a LIBOR rate that is determined by the maturity of that specific tranche. LIBOR-based interest rates are reset as each specific tranche matures and can fluctuate significantly depending upon market conditions including the credit and capital markets. Any increase in the LIBOR-based interest rates on the unhedged portion of our Senior Secured Credit Facilities, which totaled approximately $1.8 billion as of September 30, 2010, will have a negative impact on our overall earnings.

As of September 30, 2010, our interest rate swap agreements expired. The agreements that were effective during the third quarter of 2010 had the economic effect of modifying the LIBOR-based variable interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.87% on the hedged portion of our Senior Secured Credit Facilities, including the Term Loan B margin of 1.50%. During the nine months ended September 30, 2010, we accrued net charges of $9.1 million from these swaps which is included in debt expense. During the nine months ended September 30, 2010 we recorded $5.4 million, net of tax, as an increase to other comprehensive income for previous losses that were reclassified into net income, net of valuation losses.

As of September 30, 2010, the interest rates were fixed on approximately 46% of our total debt.

The overall weighted average effective interest rate on the Senior Secured Credit Facilities was 1.80%, based upon the current margins in effect of 1.50%, as of September 30, 2010.

The overall weighted average effective interest rate during the third quarter of 2010 was 4.45% and as of September 30, 2010 was 4.18%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and to the extent updated for any material changes since then, such risk factors previously disclosed in Part I Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the nine months ended September 30, 2010 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating our existing or potentially new agreements with commercial payors who tend to be aggressive in their negotiations with us. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. We expect that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some commercial payors, our centers are designated as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately 49% of our dialysis and related lab services revenues for the nine months ended September 30, 2010 was generated from patients who have Medicare as their primary payor. Currently, the Medicare ESRD program pays us for dialysis treatment services at a fixed composite rate. The Medicare composite rate is the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, are separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including pharmaceuticals, such as EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests. On July 23, 2010, CMS released the final rule regarding the new bundled payment rate system and on August 12, 2010, the final rule was published in the Federal Register. We are still evaluating the various components of the new bundled payment rate system, however, we noted that the initial 2011 bundled rate includes reductions of 2% and 3.1% to conform to the provisions of MIPPA and to establish budget neutrality, respectively. Further there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-morbidities at the time of treatment. There are other provisions which may impact payment including an outlier pool and a low volume facility adjustment. Historically these services were separately billable and accounted for approximately 30% of our total dialysis and related lab services for the year ended December 31, 2009; now the dialysis facility will be at risk for utilization with reimbursement set at a fixed rate.

With regard to the expanded list of case-mix adjustors, there is a risk that our dialysis clinics or billing and other systems may not accurately document and track the appropriate adjustments, resulting in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withhold that can be earned back by facilities that meet certain defined clinical performance standards; facilities that do not meet the established benchmarks will not earn back the dollars withheld. Dialysis providers have the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. We have elected to move fully to the bundled payment system.

Because we are still in the early stages of evaluating the various factors that could potentially affect the adjustments that will apply to our payments we cannot predict whether we will be able to reduce our operating costs to a level that will offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or the new bundled payment rate system. To the extent the Medicare bundled rates are established at levels that result in lower overall reimbursement for services we provide to Medicare patients, it could have a material adverse effect on our revenues, earnings and cash flows. We also cannot predict whether we will be able to implement the requirements of the final rule within the time frames set forth in the new rule or whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified to comply with the rule. In addition, if we are unable to adequately modify our processes and systems prior to implementation of the new requirements, we may experience significant delays in our ability to bill for services provided to Medicare patients which could adversely affect our cash flows.

In March 2010, healthcare reform legislation was enacted in the United States. Although many of the provisions of the new legislation do not take effect immediately, and may be modified before they are implemented, the reforms could have an impact on our business. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation. However, we believe the establishment of healthcare insurance exchanges under the legislation due to be operating by 2014 that will provide a marketplace for eligible individuals to purchase healthcare insurance could result in a reduction in patients covered by commercial insurance. To the extent that any modifications to the current healthcare regulatory system result in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 17% of our dialysis and related lab services revenues for the nine months ended September 30, 2010, was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the Veterans Health Administration, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to their related programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions. In January 2009, the Department of Veterans Affairs informally adopted a policy to reduce payment rates for dialysis services to Medicare rates. The informal policy was subsequently withdrawn in July 2009. On February 17, 2010, the Department of Veterans Affairs formally proposed a rule which would materially reduce their payment rates for dialysis services to equal Medicare rates. We cannot predict when or if the final rule will be effective or what will be included in the final rule. If the proposed rule is implemented in its current form, it will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of a decrease in the number of patients covered by the Veterans Health Administration that we service. In addition, we recently executed additional agreements with the Veterans Health Administration that have reduced some of our rates, and although these are multi-year agreements, either side has the option to terminate any of the agreements without cause on short notice. If the Veterans Health Administration proceeds with further reductions to payments rates we might have to cease accepting patients under this program and could even be forced to close centers. Approximately 2% of our dialysis and related lab services revenues for the nine months ended September 30, 2010 was generated by the Veterans Health Administration. While we cannot predict whether the Department of Veterans Affairs or any other government programs will be successful in reducing their payment rates or the timing of potential reductions, or if they might terminate any of our existing agreements with them on short notice, any such reduction or termination could have a material adverse effect on our revenues, earnings and cash flows.

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

The administration of EPO and other pharmaceuticals accounted for approximately 26% of our dialysis and related lab services revenues for the nine months ended September 30, 2010, with EPO accounting for approximately 19% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could substantially reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of the utilization of erythropoeisis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and darbepoetin alfa, or Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In addition, in June 2010, CMS opened a National Coverage Analysis (NCA) for ESAs. Further in October 2010, CMS announced its plan to convene a meeting of the Medicare Evidence Development and Coverage Advisory Committee (MEDCAC) in January 2011, to discuss the pending NCA. CMS expects to complete its decision memo in March 2011 and issue final guidance in June 2011.

The forgoing congressional and agency hearings, votes and meetings could result in further restrictions on the utilization and reimbursement for ESAs which could result in decreased EPO utilization. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Inclusion of EPO in the Medicare bundled payment rate may mitigate the effect of lower utilization of EPO. However, further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing could materially reduce our revenues, earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time during the term of our agreement with Amgen. Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Our agreement with Amgen for EPO includes potential rebates which depend upon the achievement of certain criteria. We cannot predict whether we will continue to receive the rebates for EPO that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Our agreement with Amgen provides for specific rebates off of list price based on a combination of factors, including process improvement and data submission. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include our ability to develop and implement certain process improvements and track certain data elements. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows. Our agreement with Amgen terminates on December 31, 2010. We cannot predict whether any new agreement with Amgen will include the same or similar rebates as provided in our current agreement.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law physician self-referral prohibition and analogous state referral statutes, the federal False Claims Act, or FCA, and federal and state laws regarding the collection, use and disclosure of patient health information. The Medicare and Medicaid reimbursement rules related to claims submission, licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from any of these requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification and recoupments or voluntary repayments. CMS has indicated that after implementation of the Medicare bundled payment system, it will monitor use of EPO and whether blood transfusions replace EPO for anemia management.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and physician self-referral law (Stark Law). However, the laws and regulations in this area are complex and subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors that we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, recent amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations subject to FCA prosecution, including qui tam or whistleblower suits.

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

As of September 30, 2010, we owned a controlling interest in numerous dialysis related joint ventures, which represented approximately 18% of our dialysis and related lab services revenues for the nine months ended September 30, 2010. In addition, we also owned equity interests in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures. We were recently advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians. See Note 5 to our condensed consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 124,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

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

Our medical director contracts are for fixed periods, generally three to ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the anti-kickback statute, Stark Law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

Current economic conditions as well as further disruptions in the financial markets could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

Current economic conditions could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses in the United States as a result of current economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slow down in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business.

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures, or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we might be considering or announce, or integrating any acquired business into our overall operations or operate them successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage any acquired business.

If we are not able to continue to make acquisitions, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We continue to face increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. Acquisitions, patient retention and medical director retention are an important part of our growth strategy. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, Fresenius, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors, it could adversely affect our business.

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

Expansion of our operations to and offering our services in markets outside of the United States subjects us to political, legal, operational and other risks that could have a materially adverse affect on our business and results of operations.

We are undertaking an expansion of our operations and beginning to offer our services outside of the United States, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation, those relating to:

•	changes in the local economic environment;

•	political instability;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	foreign currency ;

•	repatriating or moving to other countries cash generated or held abroad, including considerations relating to tax-efficiencies and changes in tax laws;

•	export controls;

•	lack of reliable legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations; and

•	potentially longer payment and collection cycles; and

•	financial and operational, and information technology systems, integration.

International operations also could require us to devote significant management resources to implement our controls and systems in new markets, to comply with the U.S. Foreign Corrupt Practices Act and similar laws in local jurisdictions and to overcome the numerous new challenges inherent in managing international operations, including those based on differing languages, cultures and regulatory environments.

We expect to expand our international operations through acquisition or otherwise, which would increase these risks. Additionally, though we might invest substantial amounts of capital and incur significant costs in connection with our international operations, there is no assurance that we will be able to operate them profitably anytime soon, if at all. As a result we would expect these costs to be dilutive to our earnings over the next several years as we start-up or acquire new operations.

As a result of these risks, our financial condition, results of operations and cash flows could be materially adversely affected.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. Our Credit Agreement is secured by substantially all of our and our direct and indirect wholly-owned subsidiaries’ assets. As such, our ability to refinance our debt or seek additional financing could be limited by such security interest. If additional debt financing is not available when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

Increases in interest rates may increase our interest expense and adversely affect our earnings and cash flow and our ability to service our indebtedness.

A significant portion of our outstanding debt bears interest at variable rates. We are subject to interest rate volatility associated with the portions of our borrowings that bear interest at variable rates. As of September 30, 2010, we had approximately $1.8 billion outstanding borrowings under our existing Senior Secured Credit Facilities, which bore interest at a variable rate. On October 20, 2010, we entered into new Senior Secured Credit Facilities and repaid the outstanding principal balances of our existing Senior Secured Credit Facilities. We have approximately $2.8 billion outstanding borrowings under our new Senior Secured Credit Facilities which will bear interest at a variable rate. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities under the existing Senior Secured Credit Facilities would reduce net income by approximately $10.9 million, for the next twelve months given our current interest rates in effect at September 30, 2010. See “Item 3 – Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

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

We are continuously performing upgrades to our billing systems and expect to continue to do so in the near term. In addition, we continuously work to improve our billing and collections performance through process upgrades, organizational changes and other improvements. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of these changes, including a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. The failure to successfully implement the upgrades to the billing and collection systems and other improvements could have a material adverse effect on our revenues, cash flows and operating results.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro Renal Products and Fresenius Medical Care. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed either separately or (after January 1, 2011) through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2010, these cash bonuses would total approximately $273 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2010	—	$—	—	$400
August 1-31, 2010	—	—	—	400
September 1-30, 2010	1,448,000	68.02	1,448,000	301.5

Total	1,448,000	$68.02	1,448,000

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

This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

In addition, we repurchased a total of 4,244,300 shares of our common stock from October 1, 2010 through October 22, 2010, for $301.5 million which completed our previous board authorization for share repurchases. On November 3, 2010, our Board of Directors authorized an additional $800 million of share repurchases of our common stock.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*

Date: November 5, 2010

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.