Form 10-K
period 2010-12-31
DAVITA INC
filed 2011-02-25
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended

December 31, 2010

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14106

DAVITA INC.

1551Wewatta Street

Denver, Colorado 80202

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the number of shares of the Registrant’s common stock outstanding was approximately 102.6 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $6.4 billion.

As of January 31, 2011, the number of shares of the Registrant’s common stock outstanding was approximately 96.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $7.1 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2011 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview

DaVita is a leading provider of kidney dialysis services in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2010, we operated or provided administrative services to 1,612 outpatient dialysis centers located in 42 states and the District of Columbia, serving approximately 125,000 patients. We also provide acute inpatient dialysis services in approximately 750 hospitals and related laboratory services. Our dialysis and related lab services business accounts for approximately 94% of our consolidated net operating revenues. Our other ancillary services and strategic initiatives currently account for approximately 6% of our consolidated net operating revenues and relate primarily to our core business of providing kidney dialysis services.

The dialysis industry

The loss of kidney function is normally irreversible. Kidney failure is typically caused by Type I and Type II diabetes, high blood pressure, polycystic kidney disease, long-term autoimmune attack on the kidney and prolonged urinary tract obstruction. ESRD is the stage of advanced kidney impairment that requires continued dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times a week for the rest of their lives.

According to United States Renal Data System, there were 382,000 ESRD dialysis patients in the United States in 2008 and the underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.8% from 2000 to 2008, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Since 1972, the federal government has provided health care coverage for ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program. Under this system, Congress established Medicare rates for dialysis treatments, related supplies, lab tests and medications. Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. Approximately 89% of our total patients are under government-based programs, with approximately 80% of our patients under Medicare and Medicare-assigned plans.

Prior to January 2011, dialysis providers operating under the Medicare ESRD program received a composite payment rate to cover routine dialysis treatments and certain supplies. There was a separate payment for laboratory testing and pharmaceuticals such as erythropoietin, or EPO, vitamin D analogs and iron supplements that were not included in the composite payment rate. However, beginning in January 2011, Medicare implemented a new payment system in which all ESRD payments are now made under a single bundled payment rate that provides for an annual inflation adjustment based upon a market basket index, less a productivity improvement factor. The bundled payment rate provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the new payment bundle.

Treatment options for ESRD

Treatment options for ESRD are dialysis and kidney transplantation.

Dialysis Options

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed at a freestanding outpatient dialysis center, a hospital-based outpatient center, or at the patient’s home. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment that occurs in the outpatient dialysis centers typically lasts approximately three and one-half hours and is usually performed three times per week.

Some ESRD patients who are healthier and more independent may perform home-based hemodialysis in their home or residence through the use of a hemodialysis machine designed for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, in some cases in our outpatient dialysis centers, in connection with treatments. Home-based hemodialysis is typically performed with greater frequency than dialysis treatments performed in outpatient dialysis centers and on varying schedules.

Hospital inpatient hemodialysis services are required for patients with acute kidney failure resulting from trauma, patients in early stages of ESRD, and ESRD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.

•	Peritoneal dialysis

Peritoneal dialysis uses the patient’s peritoneal or abdominal cavity to eliminate fluid and toxins and is typically performed at home. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis, or CAPD, and continuous cycling peritoneal dialysis, or CCPD. Because it does not involve going to an outpatient dialysis center three times a week for treatment, peritoneal dialysis is an alternative to hemodialysis for patients who are healthier, more independent and desire more flexibility in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are unable to perform the necessary procedures and those at greater risk of peritoneal infection.

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

•	Kidney transplantation

Although kidney transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients and dangers associated with transplant surgery for some patient populations limit the use of this treatment option.

Services we provide

Dialysis and Related Lab Services

Outpatient dialysis services

As of December 31, 2010, we operated or provided administrative services to 1,612 outpatient dialysis centers in the United States that are designed specifically for outpatient hemodialysis. In 2010, we added a net total of 82 outpatient dialysis centers primarily as a result of acquisitions and the opening of new centers, net of center closures and divestitures. This represented a total increase of approximately 5% to our overall network of outpatient dialysis centers.

As a condition of our enrollment in Medicare, we contract with a nephrologist or a group of affiliated nephrologists to provide medical director services at each of our centers. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers. Each center has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support and other administrative and support personnel.

Many of our outpatient dialysis centers offer services for dialysis patients who prefer and are able to perform either home-based hemodialysis in their homes or peritoneal dialysis. Home-based hemodialysis services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either home-based hemodialysis or peritoneal dialysis.

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients which would directly or indirectly obligate a patient to use or continue to use our dialysis services, or which would give us any preferential rights other than those related to collecting payments for our services. Our total patient turnover averaged approximately 30% per year for the last two years. However, in 2010 the overall number of patients to whom we furnished services increased by approximately 6%, primarily from continued growth within the industry, lower mortality rates and the opening of new centers and acquisitions.

Hospital inpatient hemodialysis services

We provide hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 750 hospitals. We render these services for a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. Hospital inpatient hemodialysis services are required for patients as discussed above. In 2010, hospital inpatient hemodialysis services accounted for approximately 4% of our total dialysis treatments.

ESRD laboratory services

We own two separately incorporated, licensed, clinical laboratories specializing in ESRD patient testing. These specialized laboratories provide routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratories provide these tests predominantly for our network of ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other medical conditions. Our laboratories utilize information systems which provide information to our dialysis centers regarding critical outcome indicators.

Management services

We currently operate or provide management and administrative services to 32 outpatient dialysis centers in which we either own a minority equity investment or are wholly-owned by third parties. These services are provided pursuant to management and administrative services agreements. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the centers.

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, which currently account for approximately 6% of our total consolidated net operating revenues, consist of the following:

•

Pharmacy services.    DaVita Rx is a pharmacy that provides oral medications to DaVita’s patients with ESRD. The main objectives of the pharmacy are to improve clinical outcomes by facilitating increased patient compliance and to provide our patients a convenient way to fill their prescription needs by delivering the prescriptions to the center where they are treated. Revenues are recognized as prescriptions are filled and shipped to patients.

•

Infusion therapy services.    HomeChoice Partners provides personalized infusion therapy services to patients typically in their own homes as a cost-effective alternative to inpatient hospitalization. Intravenous and nutritional support therapies are typically managed by registered and/or board-certified professionals including pharmacists, nurses and dieticians in collaboration with the patient’s physician in support of the patient’s ongoing health care needs. Revenues are recognized in the period when infusion therapy services are provided.

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

Quality care

We employ 180 clinical service specialists. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our centers.

Our physician leadership in the Office of the Chief Medical Officer (OCMO) includes eight senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management, composed of nine physicians with extensive experience in clinical practice in addition to the members of OCMO and five Group Medical Directors.

Sources of revenue—concentrations and risks

Our dialysis and related lab services business revenues represent approximately 94% of our consolidated net operating revenues for the year ended December 31, 2010, with the balance of our revenues from ancillary services and strategic initiatives. Dialysis and related lab services revenues are derived primarily from our core business of providing kidney dialysis services, the administration of pharmaceuticals, related laboratory services and to a lesser extent management fees generated from providing management and administrative services to certain outpatient dialysis centers.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following table summarizes our dialysis and related lab services revenues by source for the year ended December 31, 2010:

Revenue percentages
Medicare and Medicare-assigned plans	57%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	3%

Total government-based programs	66%
Commercial (including hospital inpatient dialysis services)	34%

Total dialysis and related lab services revenues	100%

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2010:

Revenue percentages
Outpatient hemodialysis centers	83%
Peritoneal dialysis and home-based hemodialysis	12%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Medicare revenue

Under the Medicare ESRD program, payment rates for dialysis are established by the U.S. Congress. Prior to January 2011, the Medicare composite rate set by the Centers for Medicare and Medicaid Services, or CMS, paid dialysis providers for services furnished to Medicare beneficiaries in two parts: (1) the composite payment which included a base payment, adjusted for case-mix which linked payments more closely with illness severity and regional geography differences, and a drug add-on payment, which was updated annually to account for changes in drug prices and utilization and (2) separately billable reimbursement for certain drugs. Thus, dialysis providers received a composite payment rate per treatment to cover routine dialysis services, certain pharmaceuticals, routine lab work, and other supplies, as well as a separate payment for pharmaceuticals, which include EPO (a pharmaceutical used to treat anemia, a common complication associated with ESRD), vitamin D analogs and iron supplements that are not included in the composite payment rate. Pharmaceuticals were generally paid at average sale price, or ASP, plus 6% based upon prices set by Medicare. The Medicare payment rates that were paid to us, including payments for separately billable drugs, were not sufficient to cover our average cost of providing a dialysis treatment.

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

Medicare pays 80% of the amount set by the Medicare system for each covered treatment. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients, who do not qualify for Medicaid but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the 20% portion of the ESRD composite rate that Medicare does not pay. However, we are able to recover some portion of this unpaid patient balance from Medicare through an established cost reporting process by identifying these Medicare bad debts on each center’s Medicare cost report.

The Medicare composite payment rates set by Congress for dialysis treatments that were in effect for 2010 were between $151 and $169 per treatment, with an average rate of $161 per treatment. Historically, Medicare payment rates for dialysis services have not been routinely increased to compensate for the impact of inflation, which negatively impacted our margins as patient care costs continued to rise. The Medicare Improvements for Patients and Providers Act for 2008, or MIPPA, provided dialysis providers with an increase in the composite rate of 1% that went into effect on January 1, 2009 and an additional 1% that went into effect on January 1, 2010. This legislation also changed the way Medicare pays for dialysis services beginning in January 2011, as further described below. The new payment system also provides for an annual inflation adjustment based upon a market basket index, less a productivity adjustment, beginning in 2012. Also beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by facilities that meet certain defined clinical performance standards.

The new payment system reimburses providers based on a single bundled or average payment for each Medicare treatment provided. The new bundled payment amount is designed to cover all dialysis services that were historically included in the composite rate and all separately billable ESRD services such as pharmaceuticals and laboratory tests. This new bundled payment rate is adjusted for certain patient characteristics, a geographic wage index and certain other factors. The initial 2011 bundled payment rate includes reductions of 2% and 3.1%, respectively, to conform to the provisions of MIPPA and to establish budget neutrality. Further, there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment. Historically, services that were separately billable accounted for approximately 30% of our total dialysis and related lab revenues. Now the dialysis providers are at risk for variations in pharmaceutical utilization since reimbursement set at a fixed average reimbursement rate. With regard to the expanded list of case-mix adjustors, these are difficult or, in some cases, have been impossible for our dialysis clinics to document and track, which could result in a reduction in the reimbursement amounts that we would otherwise be entitled to receive.

We are attempting to reduce our operating costs to minimize the overall negative financial impact from the reductions in reimbursement for services we provide to Medicare patients. However, certain operating expenditures, such as labor and supply costs, are subject to inflation, and without a compensating inflation-based increase in the new bundled payment rate system, could significantly impact our operating results.

We participated in two Medicare demonstration programs through a contract with CMS in 2010. One program was an ESRD demonstration program that started in January 2006 and terminated in December 2010. This program was converted into a full service health care plan for ESRD patients in 2011, which is referred to as a Medicare Advantage ESRD Special Needs Plan that works with CMS to provide ESRD patients full service health care. The revenue in 2010 was capitated for all medical services required by enrollees in the program. We are still at risk for all medical costs of the program in excess of the capitation payments. The other program is a CKD/ESRD demonstration program which started in November 2008 and will continue for three years. We are paid a management fee for program enrollees relating to CKD and ESRD disease states. Management fee revenues are subject to retraction if medical cost savings targets are not met.

Medicaid revenue

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state-defined levels and who are otherwise uninsured. These programs also serve as supplemental insurance programs for co-insurance payments due from Medicaid-eligible patients with primary coverage under Medicare. Some Medicaid programs also pay for additional services, including some oral medications that are not covered by Medicare. We are enrolled in the Medicaid programs in the states in which we conduct our business.

Commercial revenues

Before a patient becomes eligible to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is responsible for payment of such dialysis services. Although commercial payment rates vary significantly, average commercial payment rates are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors include a single lump-sum per treatment, referred to as bundled rates, and in some cases separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as fee for service rates. Commercial payment rates are typically the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network payment rates. In 2010, we entered into several new commercial contracts with certain commercial payors that will primarily pay us a single bundled payment rate for all dialysis services provided to patients covered by the commercial insurance plan. However, some of the contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. These contracts contain annual escalators and effectively eliminate all payments for out-of-network patients. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. In addition, if there are sustained or increased job losses in the United States as a result of current economic conditions, or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients covered under commercial plans.

Approximately 34% of our dialysis and related lab services revenues and approximately 11% of our patients were associated with commercial payors for the year ended December 31, 2010. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor accounted for more than 5% of total dialysis and related lab services revenues for the year ended December 31, 2010.

Revenue from EPO and other pharmaceuticals

Approximately 26% of our total dialysis and related lab services revenues for the year ended December 31, 2010 are associated with the administration of physician-prescribed pharmaceuticals that improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, vitamin D analogs and iron supplements. However, as described above, the majority of these pharmaceuticals will no longer be separately billable as a result of the new Medicare single bundled payment rate system effective in January 2011 as well as some of our new commercial contracts that implemented a single bundled payment rate.

EPO is an erythropoiesis stimulating agent, or ESA, genetically-engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, which was separately billable under the Medicare payment program through 2010, accounted for approximately 18% of our dialysis and related lab services revenues for the year ended December 31, 2010.

Furthermore, EPO is produced by a single manufacturer, Amgen, who can unilaterally increase its price for EPO at any time during the term of our agreement with them. Any interruption of supply or product cost increases could adversely affect our operations. In 2010, we experienced an increase in the cost of EPO of approximately 2%. In December 2010, we entered into a new Dialysis Organization Agreement (the “Agreement”) with Amgen USA Inc., a wholly owned subsidiary of Amgen Inc. The Agreement sets forth the terms under which we and certain of our affiliates will purchase EPO. The Agreement, among other things, provides for discount pricing and rebates for EPO. Some of the rebates are subject to various qualification requirements based on a variety of factors including process improvement targets, patient outcome targets and data submission. The term of the Agreement commenced January 1, 2011 and ends June 30, 2011.

There continues to be significant media discussion and government scrutiny regarding anemia management practices in the United States. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and darbepoetin alfa, or Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In addition, in June 2010, CMS opened a National Coverage Analysis (NCA) for ESAs. Further, in January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee (MEDCAC) to evaluate evidence for the pending NCA. CMS expects to complete its decision memo in March 2011 and issue final guidance in June 2011. The foregoing congressional and agency activities and related actions could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Inclusion of EPO in the Medicare bundled payment rate, as well as in a bundled payment rate for several of our commercial payors, is expected to mitigate the effect of lower utilization of EPO. However, further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals, could have a material adverse effect on our operating results.

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home where his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of our dialysis operations. Over 3,900 nephrologists currently refer patients to our outpatient dialysis centers. As is typical in the dialysis industry, one or a few physicians, including the outpatient dialysis center’s medical director, usually account for all or a significant portion of an outpatient dialysis center’s patient base. If a significant number of physicians, including an outpatient dialysis center’s medical directors, were to cease referring patients to our outpatient dialysis centers, our business could be adversely affected.

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director who is a licensed physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 1,400 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, among others.

Our medical director contracts generally include covenants not to compete. Also, when we acquire an outpatient dialysis center from one or more physicians or where one or more physicians own minority interests in our outpatient dialysis centers, these physicians have agreed to refrain from owning interests in other competing outpatient dialysis centers within a defined geographic area for various time periods. These agreements not to compete restrict the physicians from owning or providing medical director services to other outpatient dialysis centers, but do not prohibit the physicians from referring patients to any outpatient dialysis center, including competing centers. Many of these agreements not to compete continue for a period of time beyond expiration of the corresponding medical director agreements, although some expire at the same time as the medical director agreement. Occasionally, we experience competition from a new outpatient dialysis center established by a former medical director following the termination of his or her relationship with us.

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

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal and state patient privacy laws;
•	Mandated changes to our practices or procedures that significantly increase operating expenses; or
•	Refunds of payments received from government payors and government health care program beneficiaries because of any failures to meet applicable requirements.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future. This regulation and scrutiny could have a material adverse impact on us.

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

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On April 15, 2008, CMS issued new regulations for Medicare-certified ESRD facilities to provide dialysis services, referred to as Conditions for Coverage. The Conditions for Coverage were effective October 14, 2008, with some provisions having a phased in implementation date of February 1, 2009. The new regulations are patient, quality and outcomes focused. Among other things, they establish performance expectations for facilities and staff, eliminate certain procedural requirements, and promote continuous quality improvement and patient safety measures. We have established an interdisciplinary work group to facilitate implementation of the Conditions of Coverage and have developed comprehensive auditing processes to monitor ongoing compliance. We continue to assess the impact these changes will have on our operating results.

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

Our medical directors refer patients to our centers, and these arrangements, by which we pay them for their medical director services, must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that if the services provided under the agreement are on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We own a controlling interest in numerous dialysis related joint ventures. These joint ventures represented approximately 18% of our dialysis and related lab services revenues. In addition, we also own minority equity investments in several other dialysis related joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfies all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case-by-case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible. We believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We lease space for approximately 450 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 200 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

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

CMS has adopted implementing regulations under the Stark Law, collectively, Stark Regulations. CMS has not yet adopted implementing regulations regarding application of the Stark Law to Medicaid, but has indicated that it anticipates issuing additional regulations regarding the application of the Stark Law to Medicaid referrals.

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

If any of our business transactions or arrangements, including those described above, were found to violate the federal anti-kickback statute of Stark Law, we could face criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our operations.

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

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act) (collectively referred to as HIPAA), requires us to provide certain protections to patients and their health information (Protected Health Information, or PHI). HIPAA requires us to afford patients certain rights regarding their PHI, and to limit uses and disclosure of their PHI existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical, and technical safeguards with respect to electronic PHI. We believe our HIPAA Privacy and Security Program sufficiently address HIPAA requirements.

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

Corporate compliance program

Our dialysis operations are subject to extensive federal, state and local government regulations. Management has designed and implemented a company-wide corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

•	Increasing, through training and education, the awareness of our teammates and affiliated professionals of the necessity of complying with all applicable laws and regulations;
•	Auditing and monitoring the activities of our dialysis centers, laboratories and billing offices on a regular basis to identify potential instances of noncompliance in a timely manner;
•	Establishing guidelines around physicians roles and responsibilities that require our physicians attest to their adherence to these guidelines on a periodic basis; and
•	Ensuring that we take steps to resolve instances of noncompliance or to address areas of potential noncompliance as promptly as we become aware of them.

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

Capacity and location of our centers

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.0 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed operations.

The table below shows the growth of our company by number of dialysis centers.

	2010	2009	2008	2007		2006
Number of centers at beginning of year	1,530	1,449	1,359	1,300		1,233
Acquired centers	41	19	20	16		26
Developed centers	65	78	86	64		55
Net change in centers with management and administrative services agreements*	—	8 (3)	1	(15	)(2)	—
Sold and closed centers**	(10)	(8)	(9)	(4)		(5	)(1)
Closed centers***	(14)	(16)	(8)	(2)		(9)

Number of centers at end of year	1,612	1,530	1,449	1,359		1,300

(1)	Three centers were divested in connection with the acquisition of DVA Renal Healthcare.
(2)	In November 2007, one of our management and administration service agreements was terminated, in which we provided management and administrative services to 20 dialysis centers.
(3)	During 2009, we made minority equity investments in 6 centers and we entered into 2 additional management and administrative service agreements.

*	Represents dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties.
**	Represents dialysis centers that were sold and/or closed in which patients were not retained.
***	Represents dialysis centers that were closed and the majority of patients were retained and transferred to other existing dialysis centers.

As of December 31, 2010, we operated or provided administrative services to 1,612 outpatient dialysis centers, of which 1,580 are consolidated in our financial statements. Of the remaining 32 unconsolidated outpatient dialysis centers, we own a minority equity investment in 18 centers and provide management and administrative services to 14 centers that are wholly-owned by third parties. The locations of the 1,580 outpatient dialysis centers consolidated in our financial statements at December 31, 2010 were as follows:

State	Centers	State	Centers	State	Centers
California	203	Indiana	33	Oregon	15
Florida	133	New York	33	Nebraska	13
Texas	129	Oklahoma	30	Massachusetts	12
Georgia	100	Colorado	29	Arkansas	9
Ohio	73	Kentucky	29	District of Columbia	9
Pennsylvania	71	Louisiana	26	Idaho	8
North Carolina	59	South Carolina	26	Utah	4
Illinois	56	Arizona	23	Mississippi	3
Michigan	55	New Jersey	23	New Mexico	3
Virginia	55	Washington	21	South Dakota	3
Maryland	48	Connecticut	19	West Virginia	3
Tennessee	40	Kansas	18	New Hampshire	2
Minnesota	38	Wisconsin	17	North Dakota	2
Missouri	38	Iowa	16
Alabama	37	Nevada	16

Competition

The dialysis industry has consolidated significantly over time but remains highly competitive, particularly in terms of acquiring existing outpatient dialysis centers. We continue to face increased competition in the dialysis industry from large and medium-sized providers who compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and for individual patients. Acquisitions, patient retention and relationships with physicians are an important part of our growth strategy and our business could be adversely affected if we are not able to continue to make acquisitions on reasonable terms, experience significant patient attrition to our competitors and are not able to maintain or establish new relationships with physicians. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, we experience competitive pressures in connection with negotiating contracts with commercial healthcare payors.

The two largest dialysis companies, Fresenius Medical Care, or Fresenius, and our company, account for approximately two-thirds of outpatient dialysis patients in the United States with our company serving approximately 30% of the total outpatient dialysis patients. Approximately 40% of the centers not owned by us or Fresenius are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. Fresenius has been one of our largest suppliers of dialysis products. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. In addition, in August 2006 in connection with the DVA Renal Healthcare acquisition, we also entered into a product supply agreement with Gambro Renal Products that requires us to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in these categories generally offered by both Fresenius and Gambro Renal Products represent approximately 4% of our total operating expenses. During 2010, we purchased hemodialysis products and supplies from Gambro Renal Products representing approximately 2% of our total operating expenses.

Teammates

As of December 31, 2010, we had approximately 36,500 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	15,500
• Other patient care and center support staff and laboratory personnel	16,000
• Corporate, billing and regional administrative staff	5,000

Our dialysis business requires nurses with specialized training for treating patients with complex care needs. Recruitment and retention of nurses are continuing concerns for healthcare providers due to short supply. We have an active program of investing in our professional healthcare teammates to help ensure we meet our recruitment and retention targets, including expanded training opportunities, tuition reimbursements and other incentives.

Item 1A.    Risk Factors.

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks and uncertainties including the risks discussed below. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 7 of this Part 1 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the year ended December 31, 2010 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely a result of improved mortality and recent economic conditions which have a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States, independent of whether general economic conditions might be improving, we could experience a continued decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continuous process of negotiations with commercial payors under existing or potentially new agreements could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements or our inability to enter into new ones. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program, including the implementation of a bundled payment system under MIPPA and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately 49% of our dialysis and related lab services revenues for the year ended December 31, 2010 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby payment for dialysis treatment and related services are now made under a bundled payment rate which provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, and laboratory testing. On August 12, 2010, CMS published the final rule implementing the bundled payment in the Federal Register. The initial 2011 bundled rate includes reductions of 2% and 3.1% to conform to the provisions of MIPPA and to establish budget neutrality, respectively. Further there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

While we will continue to evaluate and respond to the various components of the new bundled payment rate system and the potential operational, clinical and economic impact it might have on us, the new payment system presents additional risks. For example, with regard to the expanded list of case-mix adjustors, there is a risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive. The new single bundled payment base rate will also be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by facilities that meet certain defined clinical performance standards; however, to the extent our facilities do not fully meet the established benchmarks, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. We elected to move fully to the bundled payment system.

At this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or the new bundled payment rate system. We also cannot predict whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified substantially to comply with the rule. To the extent we are not able to adequately bill and collect for certain payment adjustors and are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows. (For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows”).

Health care reform could substantially reduce our revenues, earnings and cash flows.

In March 2010, broad health care reform legislation was enacted in the United States. Although many of the provisions of the new legislation do not take effect immediately, and may be modified before they are implemented, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation. However, we believe the establishment of health care insurance exchanges under the legislation due to be operating by 2014 that will provide a marketplace for eligible individuals to purchase health care insurance could result in a reduction in patients covered by commercial insurance. To the extent that any modifications to the current health care regulatory system result in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors. As a result, we have made significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past, which could have a material adverse effect on our operating cash flows. The failure to return identified overpayments within the specified time frame is now a violation of the federal False Claims Act.

The legislation also reduced the timeline to file Medicare claims, which now must be filed with the government within one calendar year after the date of service. To comply with this reduced timeline, we must deploy significant resources and may change our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

Effective March 2011, CMS will institute new screening procedures and a new $500 enrollment fee for providers enrolling in government health care programs. A provider will be subject to screening upon initial enrollment and each time the provider re-validates its enrollment application. Screening includes verification of enrollment information and review of various federal databases to ensure the provider has valid tax identification, NPI numbers and is not excluded. We expect this screening process to delay the Medicare contractor approval process, potentially causing a delay in reimbursement. The enrollment fee is also applicable upon initial enrollment, re-validation, and each time an existing provider adds a new facility location. This fee is an additional expense that must be paid for each center every three years and could be more significant if other government and commercial payors follow this trend. Ultimately, we anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment.

Other reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, depending upon the scope and breadth of the implementing regulations, could adversely impact our revenues, earnings and cash flows.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 17% of our dialysis and related lab services revenues for the year ended December 31, 2010 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the Veterans Health Administration (VA), as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2010 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed multi-year contractual agreements with the Veterans Health Administration and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right for either party to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the Veterans Health Administration proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

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

Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could reduce our revenues, earnings and cash flows.

The administration of EPO and other pharmaceuticals accounted for approximately 26% of our dialysis and related lab services revenues for the year ended December 31, 2010, with EPO alone accounting for approximately 18% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In addition, in June 2010, CMS opened a National Coverage Analysis (NCA) for ESAs. Further in January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee (MEDCAC) to evaluate evidence for the pending NCA. CMS expects to complete its decision memo in March 2011 and issue final guidance in June 2011.

The forgoing congressional and agency activities and related actions could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Inclusion of EPO in the Medicare bundled payment rate, as well as in a bundled payment rate for several of our commercial payors, is expected to mitigate the effect of lower utilization of EPO. However, further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals, could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time during the term of our agreement with Amgen. Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Our agreement with Amgen for EPO provides for discount pricing and rebates for EPO. Some of the rebates are subject to various qualification requirements for which we will be evaluated during the term of the agreement. These qualification requirements are based on a variety of factors, including process improvement targets, patient outcome targets and data submission. In addition, the rebates are subject to certain limitations. We cannot predict whether we will continue to receive the rebates for EPO that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include our ability to develop and implement certain process improvements and track certain data elements. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows. Our prior multi-year agreement with Amgen expired on December 31, 2010, and we entered into a new shorter term agreement with Amgen that commenced January 1, 2011 and ends June 30, 2011. We cannot predict whether any new agreement with Amgen will include the same or similar discount pricing and rebates as provided in our current agreement and, if so, whether we could meet any applicable qualification requirements for receiving them.

We are the subject of a number of inquiries by the federal government, any of which could result in substantial penalties against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties.

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri, the U.S. Attorney’s Office for the Eastern District of Texas and the OIG’s Office in Dallas, Texas. We are cooperating with the U.S. Attorney’s Offices and the OIG Office with respect to each of the subpoenas and producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time. See Note 16 to our consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other ESAs, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding pharmaceutical utilization and reimbursement. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. For example, the subpoena from the U.S. Attorney’s Office for the Northern District of Georgia relates to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit, EPO and other related matters. The subpoena from the U.S. Attorney’s Office in the Eastern District of Missouri includes requests for documents regarding the administration of, and billing for, EPO. The subpoena from the Office of Inspector General in Houston, Texas requests records relating to EPO claims submitted to Medicare. In addition, in February 2008 the Attorney General’s Office for the State of Nevada notified us that Nevada Medicaid intends to conduct audits of ESRD dialysis providers in Nevada relating to the billing of pharmaceuticals, including EPO. Additional inquiries from various agencies and claims by third parties with respect to this issue would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties against us, imposition of certain obligations on our practices and procedures and the attendant financial burden on us to comply, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows. See Note 16 to our consolidated financial statements for additional information regarding these inquiries and subpoenas.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law physician self-referral prohibition and analogous state referral statutes, the federal False Claims Act, or FCA, and federal and state laws regarding the collection, use and disclosure of patient health information and storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from any of these requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification and recoupments or voluntary repayments. CMS has indicated that after implementation of the Medicare bundled payment system, it will monitor use of EPO and whether blood transfusions replace EPO for anemia management.

The regulatory scrutiny of healthcare providers, including dialysis providers continues to increase. Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund any amounts received from such administration by government or commercial payors, and be subject to substantial penalties under applicable laws or regulations. In addition, Medicare contractors have increased their prepayment and post-payment reviews.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments, to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and physician self-referral law (Stark Law), and for storing, handling and administering pharmaceuticals. However, the laws and regulations in these areas are complex, require considerable resources to comply with and are subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors that we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, recent amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations subject to FCA prosecution, including qui tam or whistleblower suits.

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows including:

•	Suspension or termination of our participation in government payment programs;
•	Refunds of amounts received in violation of law or applicable payment program requirements;
•	Loss of required government certifications or exclusion from government payment programs;
•	Loss of licenses required to operate health care facilities or administer pharmaceuticals in some of the states in which we operate;
•	Reductions in payment rates or coverage for dialysis and ancillary services and related pharmaceuticals;
•

Fines, damages or monetary penalties for anti-kickback law violations, Stark Law violations, FCA violations, civil or criminal liability based on violations of law, or other failures to meet regulatory requirements;

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws;
•	Mandated changes to our practices or procedures that significantly increase operating expenses; and
•	Termination of relationships with medical directors.

Delays in state Medicare and Medicaid certification of our dialysis centers could adversely affect our revenues, earnings and cash flows.

Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers’ operating performance deteriorates, and it could have an adverse effect on our revenues, earnings and cash flows.

If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

As of December 31, 2010, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 18% of our dialysis and related lab services revenues for the year ended December 31, 2010. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the United States Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures. We were recently advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians. See Note 16 to our consolidated financial statements for additional information regarding these inquiries and subpoenas.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 125,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives include pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. Many of these initiatives require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. For example, during 2010 and 2009, several of our strategic initiatives generated net operating losses and some are expected to generate net operating losses in 2011. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business.

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

Current economic conditions could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the United States as a result of current or recent economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slow down in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business.

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures, or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we might be considering or announce, or integrating any acquired business into our overall operations or operate them successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.

If we are not able to continue to make acquisitions, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors, it could adversely affect our business.

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We continue to face increased competition in the dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. Acquisitions, patient retention and medical director retention are an important part of our growth strategy. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, Fresenius, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors, it could adversely affect our business.

If businesses we acquire have liabilities that we are not aware of, we could suffer severe consequences that would substantially reduce our earnings and cash flows.

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers, as well as other ancillary services and strategic initiatives. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our earnings and cash flows.

Expansion of our operations to and offering our services in markets outside of the United States subjects us to political, legal, operational and other risks that could have a materially adverse affect on our business, results of operations and cash flows.

We are undertaking an expansion of our operations and beginning to offer our services outside of the United States, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation, those relating to:

•	changes in the local economic environment;
•	political instability, armed conflicts or terrorism;
•	social changes;
•	intellectual property legal protections and remedies;
•	trade regulations;
•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;
•	foreign currency;
•	repatriating or moving to other countries cash generated or held abroad, including considerations relating to tax-efficiencies and changes in tax laws;
•	export controls;
•	lack of reliable legal systems which may affect our ability to enforce contractual rights;
•	changes in local laws or regulations;
•	potentially longer payment and collection cycles; and
•	financial and operational, and information technology systems integration.

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

These risks could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1,250 million of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $500 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. Our Term Loan A bears interest at LIBOR-based variable rates, however, in January 2011, we entered into several interest rate swap agreements with amortizing notional amounts totaling $1 billion. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of Term Loan A debt to fixed rates. We also have approximately $250 million of additional borrowings available under our new Senior Secured Credit Facilities which will bear interest at a variable rate. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

Increases in interest rates would increase our interest expense for the variable portion of our indebtedness, which could negatively impact our earnings and cash flow. For example, it is estimated that a hypothetical increase in interest rates of 100 basis points across all variable rate maturities under the existing Senior Secured Credit Facilities would reduce net income by approximately $6.1 million, for the next twelve months given our current interest rates in effect at December 31, 2010. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for more information. In addition, if we seek to refinance our existing indebtedness under our Senior Secured Credit Facilities, we may not be able to do so on acceptable terms and conditions, which could increase our interest expense or impair our ability to service our indebtedness and fund our operations.

If there are shortages of skilled clinical personnel or if we experience a higher than normal turnover rate, we may experience disruptions in our business operations and increases in operating expenses.

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other health care providers. This nursing shortage may limit our ability to expand our operations. In addition, changes in certification requirements or increases in the required staffing levels for skilled clinical personnel can impact our ability to maintain sufficient staff levels to the extent our teammates are not able to meet new requirements or competition for qualified individuals increases. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

Our business is labor intensive and could be adversely affected if we were unable to maintain satisfactory relations with our employees or if union organizing activities were to result in significant increases in our operating costs or decreases in productivity.

Our business is labor intensive, and our results are subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. If political efforts at the national and local level result in actions or proposals that increase the likelihood of union organizing activities at our facilities or if union organizing activities increase for other reasons, or if labor and employment claims, including the filing of class action suits, trend upwards, our operating costs could increase and our employee relations, productivity, earnings and cash flows could be adversely affected.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro Renal Products and Fresenius Medical Care. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2010, these cash bonuses would total approximately $260 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the land and buildings for 24 of our outpatient dialysis centers. We also own the buildings for six other outpatient dialysis centers and the building at one of our Florida labs and we own two separate land parcels and sublease a total of seven properties to third-party tenants. In addition, we also own the land associated with the development of our new corporate headquarters. Our remaining outpatient dialysis centers are located on premises that we lease.

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

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
Corporate Headquarters	Denver, CO	69,000	2012
Administrative Office	Vernon Hills, IL	29,000	2013
Administrative Office	Burlingame, CA	3,400	2012
Administrative Office	Norfolk, VA	20,000	2015
Administrative Office	Tempe, AZ	11,000	2016
Administrative Office	Washington, DC	2,000	2013
Administrative Office	Washington, DC	5,000	2013
Business Office	El Segundo, CA	61,000	2013
Business Office	Tacoma, WA	215,000	2013 through 2021
Business Office	Berwyn, PA	57,000	2012
Business Office	Lakewood, CO	82,000	2012
Business Office	Brentwood, TN	104,500	2011 through 2013
Business Office	Irvine, CA	65,000	2015
DaVita Rx	Orlando, FL	17,000	2013
DaVita Rx	Coppell, TX	53,000	2013
DaVita Rx	San Bruno, CA	7,200	2015
Lab Warehouse	DeLand, FL	11,000	2015
Laboratory	DeLand, FL	40,000	Owned
Laboratory	DeLand, FL	20,000	2013
Laboratory	Ft. Lauderdale, FL	43,000	2015
Laboratory Administrative Office	DeLand, FL	23,000	2011

Some of our outpatient dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers, although there can be no assurances in this regard. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Item 3.    Legal Proceedings.

Inquiries by the Federal Government

In March 2005, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In

February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, we received a request for documents related to durable medical equipment and supply companies owned and operated by us. We are cooperating with the inquiry and have produced the requested records. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this inquiry.

In February 2007, we received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to EPO claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We have cooperated with the inquiry and have produced all previously requested records to date. We have been in contact with the U.S. Attorney’s Office for the Eastern District of Texas, which has stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and we were subsequently served with a complaint by the relator. The government did not intervene and is not actively pursuing this matter. We believe that there is some overlap between this issue and the ongoing review of EPO utilization and claims by the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis described above.

In December 2008, we received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and Epogen®, or EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. We have been in contact with the United States Attorney’s Office, or U.S. Attorney’s Office, for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and have been advised that this is a civil inquiry. On June 17, 2009, we learned that the allegations underlying this inquiry were made as part of a civil qui tam complaint filed by individuals and brought pursuant to the federal False Claims Act. The case remains under seal in the United States District Court for the Northern District of Georgia. We are cooperating with the inquiry and are producing the requested records.

In May 2010, we received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005 through the present, and seeks production of a wide range of documents relating to our operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The subject matter of this subpoena overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri in St. Louis as described above. We met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. We have been advised that this is a civil investigation. We are cooperating with the inquiry and are producing the requested records. It is possible that criminal proceedings may be initiated against us in connection with this inquiry.

To our knowledge, no proceedings have been initiated against us at this time in connection with any of the inquiries by the federal government as set forth above. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against us as indicated above, possible criminal penalties. At this time, we cannot predict the ultimate outcome of these inquires or the potential range of damages, if any.

Other

We have received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of DaVita Inc., related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. At least one commercial payor has filed an arbitration demand against us, as described below, and additional commercial payors have threatened litigation. We intend to defend against these claims vigorously; however, we may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

Several wage and hour claims have been filed against us in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, we were served with five separate complaints in California, including two in October 2008, by various former employees, each of which alleges, among other things, that we failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, failed to pay the correct amount of overtime, failed to pay the rate on the “wage statement,” and failed to comply with certain other California Labor Code requirements. We have reached a settlement and release of all claims against us in connection with the complaints served in February 2007 and December 2008 and one of the complaints served in October 2008. We have fully paid the settlement amount and the case has been dismissed. The overall settlement amount was not material to our consolidated financial statements. We have reached an agreement with plaintiffs to settle the claims in the second complaint filed in October 2008. In February 2011, the agreement was approved by the Court, and the amount of the overall settlement was not material. We intend to vigorously defend against the remaining claims and to vigorously oppose the certification of the remaining matters as class actions. Any potential settlements of these remaining claims are not anticipated to be material to our consolidated financial statements.

In October 2007, we were contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed us that it was conducting a civil and criminal investigation of our operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed us that the civil and criminal investigation had been discontinued. The Attorney General’s Office further advised us that Nevada Medicaid intended to conduct audits of end stage renal disease (ESRD) dialysis providers in Nevada, and such audits would relate to the issues that were the subjects of the investigation. To our knowledge, no court proceedings have been initiated against us at this time. Any negative audit findings could result in a substantial repayment by us. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In August 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly known as Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against us and DVA Renal Healthcare, a subsidiary of DaVita Inc. In February 2011, the arbitration panel denied plaintiff’s request to certify a class. We intend to vigorously defend against plaintiff’s remaining individual claims and any appeal that may be filed. At this time we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In June 2004, Gambro Healthcare (now known as DVA Renal Healthcare and a subsidiary of DaVita Inc.) was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. We intend to vigorously defend against these claims. We also intend to vigorously oppose the certification of this matter as a class action. At this time, our estimate of the range of possible damages related to this matter is immaterial to our consolidated financial statements.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2010:
1st quarter	$64.19	$58.98
2nd quarter	66.63	60.43
3rd quarter	69.03	56.83
4th quarter	74.11	68.24
Year ended December 31, 2009:
1st quarter	$53.04	$42.34
2nd quarter	49.56	42.36
3rd quarter	56.64	47.78
4th quarter	61.55	53.03

The closing price of our common stock on January 31, 2011 was $73.85 per share. According to The Bank of New York, our registrar and transfer agent, as of January 31, 2011, there were 7,622 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1—30, 2010	179,700	$63.16	179,700	$488.7
May 1—31, 2010	1,407,460	63.02	1,407,460	400.0
September 1—30, 2010	1,448,000	68.02	1,448,000	301.5
October 1—31, 2010	4,244,300	71.03	4,244,300	7.2
November 1—30, 2010	1,639,300	72.28	1,639,300	681.5

Total	8,918,760	$69.35	8,918,760

(1)	On November 3, 2009, we announced that the Board of Directors authorized an increase of an additional $500 million for repurchases of our common stock. On November 3, 2010, we announced that the Board of Directors authorized an increase of an additional $800 million for repurchases of our common stock.

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

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share data)
Income statement data:
Net operating revenues	$6,447,391	$6,108,800	$5,660,173	$5,264,151	$4,880,662
Operating expenses and charges(1)	5,450,364	5,168,529	4,791,077	4,355,240	4,103,089

Operating income	997,027	940,271	869,096	908,911	777,573
Debt expense(2)	(181,607)	(185,755)	(224,716)	(257,147)	(276,706)
Debt refinancing and redemption charges	(74,382)	—	—	—	—
Other income, net(3)	3,420	3,708	12,411	22,460	13,033

Income from continuing operations before income taxes	744,458	758,224	656,791	674,224	513,900
Income tax expense	260,239	278,465	235,471	245,581	186,430

Income from continuing operations	484,219	479,759	421,320	428,643	327,470
Income from discontinued operations, net of tax(4)	—	—	—	—	1,747
Gain on disposal of discontinued operations, net of tax(4)	—	—	—	—	362

Net income	$484,219	$479,759	$421,320	$428,643	$329,579
Less: Net income attributable to noncontrolling interests(5)	$(78,536)	$(57,075)	$(47,160)	$(46,865)	$(39,888)

Net income attributable to DaVita Inc.	$405,683	$422,684	$374,160	$381,778	$289,691

Basic earnings per common share from continuing operations attributable to DaVita Inc.(4)	$4.00	$4.08	$3.56	$3.61	$2.79

Diluted earnings per common share from continuing operations attributable to DaVita Inc.(4)	$3.94	$4.06	$3.53	$3.55	$2.73

Weighted average shares outstanding:(7)
Basic	101,504,000	103,604,000	105,149,000	105,893,000	103,520,000

Diluted	103,059,000	104,168,000	105,940,000	107,418,000	105,793,000

Ratio of earnings to fixed charges(6)	3.44:1	3.58:1	3.01:1	2.92:1	2.38:1
Balance sheet data:
Working capital	$1,698,509	$1,255,580	$965,233	$889,917	$597,324
Total assets	8,114,424	7,558,236	7,286,083	6,943,960	6,491,816
Long-term debt	4,233,850	3,532,217	3,622,421	3,683,887	3,730,380
Total DaVita Inc. shareholders’ equity(7)	1,978,422	2,135,066	1,767,747	1,504,285	1,139,333

(1)	Operating expenses and charges include $55,275 in 2007 and $37,968 in 2006 of valuation gains on the alliance and product supply agreement with Gambro Renal Products, Inc. Operating expenses and charges in 2007 also includes $6,779 of gains from insurance settlements related to Hurricane Katrina and a fire that destroyed one center.
(2)	Debt expense in 2007 and 2006 includes the write-off of approximately $4.4 million and $3.3 million, respectively, of deferred financing costs associated with our principal prepayments on our term loans.
(3)	Other income, net, includes $5,868 in 2007 of gains from the sale of investment securities.
(4)	Income for discontinued operations, net of tax, in 2006 includes the sale of three dialysis centers that were part of a larger group of dialysis centers that were required to be divested in conjunction with a consent order issued by the Federal Trade Commission in order for us to complete the acquisition of DVA Renal Healthcare. The majority of the dialysis centers were divested in 2005.
(5)	Net income attributable to noncontrolling interests includes $1,747 in 2006 of income from discontinued operations.
(6)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and the write-off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(7)	Share repurchases consisted of 8,918,760 shares of common stock for $618,496 in 2010, 2,902,619 shares of common stock for $153,495 in 2009, and 4,788,881 shares of common stock for $232,715 in 2008. Shares issued in connection with stock awards amounted to 1,771,384 in 2010, 2,104,304 in 2009, 1,314,074 in 2008, 2,480,899 in 2007, and 2,620,125 in 2006.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system beginning January 2011, which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and the risk factors set forth in this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Overview

We are a leading provider of kidney dialysis services in the United States through a network of approximately 1,612 outpatient dialysis centers and approximately 750 hospitals, serving approximately 125,000 patients in 42 states. This represents an approximate 30% market share based upon the number of patients that we serve. In 2010, our overall network of dialysis centers increased by 82 centers primarily as a result of opening new centers and acquisitions and the overall number of patients that we serve increased by approximately 6.0%. Our national scale and size, among other things, allows us to provide industry leading quality care that attracts patients and referring physicians, as well as qualified medical directors, provides our patient base with convenient locations and access to a full range of services and provides us the ability to effectively control certain costs.

Our stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes as measured by DQI have improved over each of the past three years. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States and generally exceed the dialysis outcome quality indicators of the National Kidney Foundation. In addition, over the past several years our teammate turnover has remained relatively constant, which we believe was a major contributor to our continued clinical performance improvements and also a major driver in our ability to improve productivity in 2010. We will continue to focus on these stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

Our overall financial performance was solid for 2010 and was characterized by the following as compared to 2009:

•	consolidated revenue growth of approximately 6.0%;
•	an increase of approximately 6.0% in the overall number of treatments that we provided;
•	consolidated operating income growth of approximately 6.0%; and
•	strong operating cash flows of $840 million.

However, we believe that 2011 will be more challenging as we implement Medicare’s new payment system that began in January 2011, in which all ESRD payments will be made under a single bundled payment rate that provides for an annual inflation adjustment based upon a market basket index, less a productivity improvement factor. The new bundled payment rate provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed irrespective of the level of pharmaceuticals administered or additional services performed.

Approximately 94% of our 2010 consolidated net operating revenues were derived directly from our dialysis and related lab services business. Approximately 83% of our 2010 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 1,580 centers that we consolidate. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis services and management and administrative services. These services collectively accounted for the balance of our 2010 dialysis and related lab services revenues.

Our other business operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing kidney dialysis services to our network of patients. These consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. These services generated approximately $374 million of net operating revenues in 2010, representing an 18% increase as compared to 2009. The ancillary services and strategic initiatives net operating revenues in 2010 accounted for approximately 6% of our consolidated net operating revenues. Operating losses from our ancillary services and strategic initiatives decreased from $12 million in 2009 to $6 million in 2010, primarily as a result of improved profitability in our pharmacy and disease management businesses. We currently expect to continue to invest in our ancillary services and strategic initiatives as we work to develop successful new business operations. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes could result in a write-off or an impairment of some or all of our investments, including goodwill, in these strategic initiatives, or could also result in significant termination costs if we were to exit a certain line of business.

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

The total patient base is a relatively stable factor, which we believe is influenced by a demographically growing need for dialysis services, our relationships with referring physicians together with the quality of our clinical care, and our ability to open and acquire new centers. In 2010, we were able to increase our overall network of patients that we serviced by approximately 6% as compared to 2009.

Average dialysis and related lab services revenue per treatment in 2010 and prior was primarily driven by our mix of commercial and government (principally Medicare and Medicaid) patients, the mix and intensity of physician-prescribed pharmaceuticals, commercial and government payment rates, and our billing and collecting operations performance. Beginning in 2011, with the implementation of Medicare’s new single bundled payment rate system, the intensities of physician-prescribed pharmaceuticals will have a lesser impact on our average dialysis and related lab services revenue per treatment since payment for these pharmaceuticals will be included in the bundled payment.

On average, payment rates from commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers can also significantly affect our average dialysis revenue per treatment. In 2010, the growth of our government-based patients continued to outpace the growth of our commercial patients, which has been a trend that we have experienced for the past two years. We believe the growth in our government-based patients is driven primarily by improved mortality and the current economic recession. This trend has negatively impacted our average dialysis revenue per treatment as a result of receiving a larger proportion of our revenue from lower payment rates associated with these additional government-based patients.

The following table summarizes our dialysis and related lab services revenues for the year ended December 31, 2010:

Revenues
Medicare and Medicare-assigned plans	57%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	3%

Total government-based programs	66%
Commercial (including hospital dialysis services)	34%

Total dialysis and related lab services revenues	100%

Government payment rates are principally determined by federal Medicare and state Medicaid policy. These payment rates have historically had limited potential for rate increases and are sometimes at risk of reduction as federal and state governments face increasing budget pressures. Medicare payment rates for dialysis services through 2008 have not been routinely increased to compensate for the impact of inflation. In July 2008, MIPPA was passed by Congress that provided dialysis providers with an increase in the composite rate of 1.0% that went into effect on January 1, 2009 and an additional 1.0% that went into effect on January 1, 2010. This legislation also changed the way Medicare will pay for dialysis services in 2011. The new payment system also provides for an annual inflation adjustment based upon a market basket index, less a productivity adjustment, beginning in 2012. Also beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by facilities that meet certain defined clinical performance standards. The new payment system reimburses providers based on a single bundled or average payment for each Medicare treatment provided. This new bundled payment amount is designed to cover all dialysis services which were historically included in the composite rate and all separately billable ESRD services such as pharmaceuticals and laboratory costs. The new bundled payment rate is adjusted for certain patient characteristics, a geographic wage index and certain other factors. This initial 2011 bundled payment rate includes reductions of 2% and 3.1%, respectively, to conform to the provisions of MIPPA and to establish neutrality. Further, there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-modalities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment. We are now at risk for variations in pharmaceutical utilization since reimbursement is set at a fixed average reimbursement rate.

Dialysis payment rates from commercial payors can vary significantly and a major portion of our commercial rates are set at contracted amounts with large payors and are subject to intense negotiation pressure. Our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network contract rates. In 2010, we were successful in increasing some of our commercial payment rates which contributed to an increase in our average dialysis revenue per treatment and helped offset some of the overall decline in our average dialysis revenue per treatment. In 2010, we also entered into several new commercial contracts with certain commercial payors that will primarily pay us a single bundled payment rate for all dialysis services provided to patients covered by the commercial insurance plans. These contracts contain annual escalators and effectively eliminate all payments for out-of-network patients. We are continuously in the process of negotiating agreements with our commercial payors and payors are aggressive in their negotiations. If our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, this would have a material adverse effect on our operating results. In addition, if there are sustained or increased job losses in the United States as a result of current economic conditions, or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients under commercial plans.

Approximately 26% of our dialysis and related lab services revenues for the year ended December 31, 2010 were from physician-prescribed pharmaceuticals, with EPO accounting for approximately 18% of our dialysis and related lab services revenues. Therefore, in 2010 and prior, changes in physician practice patterns, pharmaceutical protocols, pharmaceutical intensities and changes in commercial and governmental payment rates for EPO significantly influenced our revenue. For example, in 2010, the intensities of physician-prescribed pharmaceutical decreased significantly from 2009, which negatively impacted our average dialysis revenue per treatment. Beginning in January 2011, the majority of our pharmaceuticals will no longer be separately billable as a result of the new Medicare single bundled payment rate system and as a result of some of our new commercial contracts that also implemented single bundled payment rates.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average dialysis and related lab services revenue per treatment we actually realize. Over the past several years we have invested heavily in new systems and processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks and we expect to continue to improve these systems. In 2010, we continued to upgrade our systems and implemented process changes and will continue to do so in 2011 to effectively capture the necessary patient characteristics and certain other factors under Medicare’s new bundled payment system. We believe this will help minimize reductions in our reimbursement amounts from Medicare and enhance our overall billing and collection performance associated with our payors. However, as we implement these system upgrades, our collection performance as well as our dialysis and related lab services revenue per treatment could be negatively impacted.

Our revenue recognition involves significant estimation risks. Our estimates are developed based on the best information available to us and our best judgment as to the reasonably assured collectability of our billings as of the reporting date based upon our actual historical collection experience. Changes in estimates are reflected in the then-current period financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

Our annual average dialysis and related lab services revenue per treatment was approximately $337, $340 and $334 for 2010, 2009 and 2008, respectively. In 2010, the average dialysis and related lab services revenue per treatment decreased by approximately $3 per treatment primarily due to a decline in intensities of physician-prescribed pharmaceuticals, a decline in the commercial payor mix, partially offset by an increase of 1.0% in the Medicare composite rate and an increase in some of our commercial payment rates. In 2009, the average dialysis and related lab services revenue per treatment increased by approximately $6 per treatment primarily due to a 1.0% increase in the Medicare composite rate, an increase in some our commercial payment rates, an increase in our reimbursement rates for EPO and other pharmaceuticals and an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by a decline in the commercial payor mix. Commercial payment rates, changes in the mix and intensities of physician-prescribed pharmaceuticals billed separately, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals under the new Medicare bundled payment rate system including our ability to capture all patient characteristics, and changes in the mix of government and commercial patients may materially impact our average dialysis and related lab services revenue per treatment in the future.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure, including the operating costs of our dialysis centers, and compliance costs. However, other cost categories can also represent significant cost variability, such as employee benefit costs and insurance costs. Our average clinical hours per treatment decreased in the last two years, primarily because of continued productivity improvements driven by reduced clinical teammate turnover and improved training and processes. We continue to strive for improved productivity levels, however we may not be able to sustain our 2010 performance as changes in federal and state policies can adversely impact our ability to achieve optimal productivity levels. In addition, improvements in the U.S. economy could stimulate additional competition for skilled clinical personnel and result in higher teammate turnover which would adversely affect productivity levels. In 2010 and 2009, we experienced an increase in our clinical labor rates of approximately 2.0% and 2.5%, respectively, as clinical labor rates have increased consistent with general industry trends, mainly due to the demand for skilled clinical personnel, along with general inflation increases. However, in 2010, we were able to initiate certain cost control initiatives to minimize increases in our clinical labor rates. In 2010, we experienced an increase in our EPO costs, which increased by approximately 2%. In addition, our agreement with Amgen for the purchase of EPO provides for specific discount pricing and rebates based on a variety of factors including process improvements targets, patient outcome targets and data submission, which could negatively impact our earnings if we are unable to continue to qualify for discount pricing and rebates. In 2010, we also experienced increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new centers opened, and general increases in rent, utilities and repairs and maintenance.

General and administrative expenses have remained relatively constant as a percent of consolidated revenues over the past three years. In 2010, through various cost control initiatives, we were able to control our general and administrative expenses which increased by 0.3% of net operating revenues as compared to 2009. However, this still reflects an increase in the dollar amount of spending related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal matters and supporting the growth in our ancillary services and strategic initiatives. We expect that these levels of expenditures on general and administrative expenses in 2011 will increase as we continue to make investments in our long-term initiatives, including further investments in our ancillary services and strategic initiatives, our investments in international growth opportunities, our investments in improving our information technology and human resources infrastructure and the level of support for our regulatory compliance and legal matters.

Outlook for 2011.    Because of the uncertainties of operating under the new Medicare bundled payment system and the ongoing uncertainties associated with our payor mix, we will not be providing a specific guidance range for 2011 operating income at this time. However, excluding the impact of our recently announced acquisition of DSI Renal, Inc. that is not expected to close until the second or third quarter of this year, our current projections indicate that 2011 operating income will be flat or modestly down compared to 2010. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, including, for example, the implementation of a bundled payment rate system beginning in January 2011, which will lower reimbursement for services we provide to Medicare patients, and the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state government agencies, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the cautionary language contained in the forward-looking statements and associated risks as discussed on page 40 for more information about these and other potential risks. We undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Following is a summary of consolidated operating results for reference in the discussion that follows.

	Year ended December 31,
	2010		2009		2008
	(dollar amounts rounded to nearest million)
Net operating revenues:
Current period services	$6,447	100%	$6,109	100%	$5,660	100%

Operating expenses and charges:
Patient care costs	4,475	69%	4,249	70%	3,920	69%
General and administrative	579	9%	532	9%	508	9%
Depreciation and amortization	234	4%	229	4%	217	4%
Provision for uncollectible accounts	171	3%	162	3%	146	3%
Equity investment income	(9)	—	(2)	—	(1)	—

Total operating expenses and charges	5,450	84%	5,169	85%	4,791	85%

Operating income	$997	16%	$940	15%	$869	15%

The following table summarizes consolidated net operating revenues:

	Year ended
	2010	2009	2008
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$6,073	$5,792	$5,415
Other—ancillary services and strategic initiatives	374	317	245

Consolidated net operating revenues	$6,447	$6,109	$5,660

The following table summarizes consolidated operating income:

	Year ended
	2010	2009(1)	2008(1)
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,039	$994	$939
Other—ancillary services and strategic initiatives loss	(6)	(12)	(30)

Total segment operating income	1,034	982	910
Reconciling items:
Stock-based compensation	(46)	(44)	(41)
Equity investment income	9	2	1

Consolidated operating income	997	940	869

(1)	Certain costs previously reported in ancillary services and strategic initiatives have been reclassified to dialysis and related lab services to conform to the current year presentation.

Consolidated net operating revenues

Consolidated net operating revenues for 2010 increased by approximately $338 million or approximately 5.5% from 2009. This increase was primarily due to an increase in dialysis and related lab services net revenues of approximately $281 million, principally due to an increase in the number of treatments, partially offset by a decline of $3 in the average dialysis revenue per treatment, and an increase of approximately $57 million in the ancillary services and strategic initiatives net revenues driven primarily from growth in our pharmacy services and from our infusion therapy services.

Consolidated net operating revenues for 2009 increased by approximately $449 million or approximately 7.9% from 2008. This increase was primarily due to an increase in dialysis and related lab services net revenues of approximately $377 million, principally due to an increase in the number of treatments, and an increase of approximately $72 million in the ancillary services and strategic initiatives net revenues driven primarily from growth in our pharmacy services, disease management services and from our infusion therapy services.

Consolidated operating income

Consolidated operating income of $997 million for 2010 increased by approximately $57 million, or 6.1%, from 2009. This increase was primarily attributable to an increase in revenue as a result of additional treatments from non-acquired growth and acquisitions in dialysis and related lab services, partially offset by a decline in our average dialysis revenue per treatment of approximately $3, as described below. Operating income also increased as a result of continued cost control initiatives, improved productivity, overall lower pharmaceutical costs and lower operating losses in our ancillary services and strategic initiatives, partially offset by the negative impact of a decline in the intensities of physician-prescribed pharmaceuticals, higher labor costs and increases in other operating costs of our dialysis centers.

Consolidated operating income of $940 million for 2009 increased by approximately $71 million, or 8.2%, from 2008. This increase was primarily attributable to an increase in revenue as a result of non-acquired treatment growth in dialysis and related lab services, as well as an increase in our average dialysis revenue per treatment of approximately $6 as described below. Operating income also increased as a result of cost control initiatives, improved productivity and lower operating losses in our ancillary services and strategic initiatives, which losses were reduced by approximately $18 million in 2009, partially offset by the negative impact of higher pharmaceutical, labor and benefit costs, and increases in other operating costs of our dialysis centers.

Operating segments

Dialysis and Related Lab Services

	Year ended
	2010	2009	2008
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$6,073	$5,792	$5,415

Segment operating income	$1,039	$994	$939

Dialysis treatments	17,992,805	17,010,450	16,217,107
Average dialysis treatments per treatment day	57,485	54,433	51,663
Average dialysis and related lab services revenue per treatment	$337	$340	$334

Net operating revenues

Dialysis and related lab services net operating revenues for 2010 increased by approximately $281 million or approximately 4.9% from 2009. The increase in net operating revenues was primarily due to an increase in the number of treatments of approximately 5.6%, partially offset by a decline in the average dialysis revenue per treatment of approximately $3, or 0.9%. The increase in the number of treatments was primarily due to an increase in non-acquired treatment growth at existing and new centers and growth through acquisitions. The decline in the average dialysis revenue per treatment in 2010, as compared to 2009, was primarily due to a decline in the intensities of physician-prescribed pharmaceuticals and a decline in the commercial payor mix, partially offset by a 1% increase in the Medicare composite rate and an increase in some of our commercial payment rates.

Dialysis and related lab services net operating revenues for 2009 increased by approximately $377 million or approximately 7.0% from 2008. The increase in net operating revenues was primarily due to an increase in the number of treatments of approximately 4.7%, and an increase in the average dialysis revenue per treatment of approximately $6, or 1.9%. The increase in the number of treatments was primarily due to an increase in non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment in 2009, as compared to 2008, was primarily due to a 1% increase in the Medicare composite rate, an increase in some of our commercial payment rates, an increase in our reimbursement rates for EPO and other pharmaceuticals, and an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by a decline in the commercial payor mix.

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2010:

Revenue percentages
Outpatient hemodialysis centers	83%
Peritoneal dialysis and home-based hemodialysis	12%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Approximately 66% of our total dialysis and related lab services revenues for the year ended December 31, 2010 were from government-based programs, principally Medicare, Medicaid, and Medicare-assigned plans, representing approximately 89% of our total patients. Over the last two years, we have been experiencing growth in our government-based patients that has been outpacing the growth in our commercial patients which has negatively impacted our dialysis and related lab services revenue per treatment. In 2010, approximately 11% of our patients and 34% of our revenues were associated with commercial payors, as compared to 12% and 35%, respectively, for 2009. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor accounted for more than 5% of total dialysis and related lab services revenues for the year ended December 31, 2010.

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

Nearly all of our net earnings from dialysis and related lab services are derived from commercial payors, some of which pay at negotiated payment rates as established by contract and others of which pay based on our usual and customary fee schedule for our out-of-network patients. If we experience a net overall reduction in our contracted and non-contracted commercial rates as a result of these negotiations or restrictions, it could have a material adverse effect on our operating results.

Our average dialysis and related lab services revenue per treatment can be significantly impacted by several major factors, including our commercial payment rates, changes in the mix and intensities of physician-prescribed pharmaceuticals that are billed separately, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals under the new Medicare bundled payment rate system, including our ability to capture all patient characteristics, and changes in the mix of government and commercial patients.

Operating expenses and charges

Patient care costs.    Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, pharmaceuticals, medical supplies and operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $232, $235 and $230 for 2010, 2009, and 2008, respectively. The $3 decrease in the per treatment costs in 2010 as compared to 2009 was primarily attributable to a decline in the intensities of physician-prescribed pharmaceuticals, a decrease in our overall pharmaceutical costs and continued improvements in productivity, partially offset by higher labor rates.

Dialysis and related lab services patient care costs on a per treatment basis increased by approximately $5 in 2009 as compared to 2008. The increase in the per treatment costs was primarily attributable to higher labor rates and benefit costs, an increase in pharmaceutical costs, an increase in other operating costs of our dialysis centers and an increase in the intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity.

General and administrative expenses.    Dialysis and related lab services general and administrative expenses for the years ended 2010, 2009 and 2008 were approximately $471 million, $428 million and $402 million, respectively. The increase of approximately $43 million in 2010 as compared to 2009 was primarily due to increases in labor costs, an increase in our professional expenses for legal and compliance matters and the timing of certain other expenditures. The increase in general and administrative expenses of approximately $26 million in 2009 as compared to 2008 was primarily due to increases in labor and benefit costs, partially offset by the timing of certain other expenditures.

Depreciation and amortization.    Dialysis and related lab services depreciation and amortization expenses for 2010, 2009 and 2008 were approximately $228 million, $222 million and $210 million, respectively. The increase of approximately $6 million in depreciation and amortization for dialysis and related lab services in 2010 and $12 million in 2009 were primarily due to growth through new center developments and expansions.

Provision for uncollectible accounts receivable.    The provision for uncollectible accounts receivable for dialysis and related lab services was 2.8% for 2010, 2.7% for 2009, and 2.6% for 2008. The increase in the provision for uncollectible accounts in 2010 was primarily to reflect a slowdown in the collection of payments from some of our non-government payors. The current provision level of 2.8% may increase if we encounter problems with our billing and collection process as a result of sustained weakness in the U.S. economy.

Operating income

Dialysis and related lab services operating income for 2010 increased by approximately $45 million as compared to 2009. The increase in the operating income for 2010 as compared to 2009 was primarily due to growth in the number of dialysis treatments from non-acquired growth and acquisitions, partially offset by a decrease in the average dialysis revenue per treatment of approximately $3 as described above. The dialysis and related lab services operating income also increased as a result of certain cost control initiatives, improved productivity, and overall lower pharmaceutical costs. However, the dialysis and related lab services operating income was negatively impacted primarily by a decline in the intensities of physician-prescribed pharmaceuticals, higher labor costs and an increase in other operating costs of our dialysis centers.

Dialysis and related lab services operating income for 2009 increased by approximately $55 million as compared to 2008. The increase in the operating income for 2009 as compared to 2008 was primarily due to growth in the number of dialysis treatments and an increase in the average dialysis revenue per treatment of approximately $6 as described above. The dialysis and related lab services operating income also increased as a result of certain cost control initiatives and improved productivity, but was negatively impacted primarily by higher labor and benefit costs, an increase in pharmaceutical costs and an increase in other operating costs of our dialysis centers.

Other—Ancillary services and strategic initiatives

	Year ended
	2010	2009	2008
	(dollar amounts rounded to nearest million)
Revenues	$374	$317	$245

Segment operating loss	$(6)	$(12)	$(30)

Net operating revenues

The ancillary services and strategic initiatives net operating revenues for 2010 increased by approximately $57 million or 18.0% as compared to 2009, primarily from growth in pharmacy services, and from our infusion therapy services, partially offset by a decline in our net operating revenues in our disease management services as a result of discontinuing the full service health care plans at the end of 2009.

The ancillary services and strategic initiatives net operating revenues for 2009 increased by approximately $72 million or 29.5% as compared to 2008, primarily from growth in pharmacy services, disease management services and from our infusion therapy services.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2010 increased by approximately $51 million from 2009, primarily due to an increase in volume in our pharmacy business and an increase in labor costs, partially offset by lower operating costs of our disease management services as a result of discontinuing the full service health care plans at the end of 2009.

Ancillary services and strategic initiatives operating expenses for 2009 increased by approximately $54 million from 2008, primarily due to an increase in volume in our pharmacy business and an increase in labor and benefit costs, partially offset by lower professional fees.

Operating loss

Ancillary services and strategic initiatives operating losses for 2010 decreased by approximately $6 million from 2009. The decrease in operating losses was primarily due to volume growth in revenues associated with our pharmacy business, and a decrease in operating losses in our disease management business as a result of discontinuing the full service health care plans at the end of 2009.

Ancillary services and strategic initiatives operating losses for 2009 decreased by approximately $18 million from 2008. The decrease in operating losses was primarily due to volume growth in revenues outpacing increases in operating expenses, primarily associated with our pharmacy business and our disease management business, partially offset by an increase in operating losses associated with certain new initiatives.

Corporate level charges

Stock-based compensation.    Stock-based compensation of approximately $46 million for 2010 increased by approximately $2 million from 2009. Stock-based compensation of approximately $44 million for 2009 increased by approximately $3 million from 2008. The increase in 2010 resulted principally from an increase in the overall grant date fair value for the grant years that contributed expense to 2010, driven in part by a substantial increase in the grant date fair value of 2010 grants over that for recent years offset by a significant reduction in the number of awards granted in 2010. The increase in 2009 resulted from increases in both the aggregate quantity of grants and in the overall grant date fair value for the grant years that contributed expense to 2009.

Debt expense.    Debt expense for 2010, 2009, and 2008 consisted of interest expense of approximately $172 million, $176 million, and $215 million, respectively, including the amortization and accretion of debt discounts and premiums and the amortization of deferred financing costs of approximately $9 million in 2010 and $10 million for 2009 and 2008. The decrease in interest expense in 2010 as compared to 2009 was primarily related to lower average outstanding principal balances on our previously outstanding Term Loan A, lower average outstanding principal balances on our previously outstanding senior notes, lower interest rates associated with the issuance of our New Senior Notes and a decrease in our weighted average effective interest rate on the Term Loan B as a result of lower notional amounts of fixed rate swap agreements that contained higher rates. Our overall weighted average effective interest rate in 2010 was 4.68% as compared to 4.86% in 2009. However, interest expense in the fourth quarter of 2010 was negatively affected by the refinancing of our Senior Secured Credit Facilities that occurred on October 20, 2010, as the interest rates under our new Senior Secured Credit Facilities are substantially higher than the interest rates under the previous facility. Our overall weighted average effective interest rate in the fourth quarter of 2010 was 4.86%. Therefore, we expect our overall interest expense in 2011 will be significantly higher than 2010.

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

Equity investment income.    Equity investment income was approximately $9.0 million in 2010 as compared to $2.4 million in 2009. The increase in equity investment income in 2010 as compared to 2009 was primarily due to an increase in the profitability of our nonconsolidated joint ventures. The increase in equity investment income in 2009 as compared to 2008 was primarily due to an increase in the number of equity investments and improved profitability at several joint ventures.

Other income.    Other income was approximately $3 million, $4 million, and $12 million in 2010, 2009, and 2008, respectively, and consisted principally of interest income. The decreases in other income in 2010 and 2009 were primarily the result of lower average interest rates, partially offset by higher average cash balances.

Provision for income taxes.    The provision for income taxes for 2010 represented an effective annualized tax rate of 35.0%, compared with 36.7% and 35.9% in 2009 and 2008, respectively. The effective tax rate in 2010 was lower primarily due to the impact of net income attributable to noncontrolling interests, and nonrecurring tax benefits associated with closed examinations and statutes. We currently project the effective income tax rate for 2011 to be in the range of 35.0% to 36.0%.

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

Noncontrolling interests

Net income attributable to noncontrolling interests for 2010, 2009 and 2008 was approximately $79 million, $57 million and $47 million, respectively. The increases in noncontrolling interests in 2010 and 2009 were primarily due to increases in the number of new joint ventures and increases in the profitability of our dialysis-related joint ventures. The percentage of dialysis and related lab services net operating revenues generated from dialysis-related joint ventures was approximately 18% in 2010 compared to 16% in 2009.

Accounts receivable

Our accounts receivable balances at December 31, 2010 and 2009 represented approximately 61 and 68 days of revenue, respectively, net of bad debt allowance. The relative decrease in the days of net revenue in accounts receivable as of December 31, 2010 was a result of improved cash collections. However, our cash collections during the first half of 2011 could be negatively impacted as a result of implementing Medicare’s new single bundled payment rate system.

As of December 31, 2010 and 2009, approximately $153 million and $201 million in unreserved accounts receivable, respectively, representing approximately 15% and 18% of our total accounts receivable balance, respectively, were more than six months old. During 2010, we experienced improved cash collections from certain government payors and certain commercial payors. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as “patient pay”. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2010 and 2009, other than the standard monthly billing, consisted of approximately $46 million for both years, associated with Medicare bad debt claims, classified as “other receivables”. Currently, a significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectability of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity.    As of December 31, 2010, our cash balance was $860 million and we had undrawn credit under our Senior Secured Credit Facilities totaling $250 million, of which approximately $46 million was committed for outstanding letters of credit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2010 amounted to $840 million, compared with $667 million for 2009. The increase in our operating cash flows in 2010 as compared to 2009 was primarily due to improved cash earnings and an improvement in our accounts receivable collections as described above. Cash flow from operations in 2010 included cash interest payments of approximately $191 million and cash tax payments of $207 million. Cash flow from operations in 2009 included cash interest payments of $186 million and cash tax payments of $162 million.

Non-operating cash outflows in 2010 included $279 million for capital asset expenditures, including $120 million for new center developments and relocations, and $159 million for maintenance and information technology. We also spent an additional $189 million for acquisitions. During 2010, we also received $61 million from the maturity and sale of investments. However, these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, we received $60 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $84 million, and received contributions from noncontrolling interests of $10 million associated with new joint ventures and from additional equity contributions. We also repurchased 8.9 million shares of our common stock for approximately $619 million.

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

During 2010, we acquired a total of 41 dialysis centers, opened 65 new dialysis centers, sold six centers, closed 18 centers and made minority equity investments in three centers that were previously under management and administrative service agreements. During 2009, we acquired a total of 19 dialysis centers, opened 78 new dialysis centers, sold six centers, closed 18 centers, made minority equity investments in six centers and added two centers under management and administrative service agreements.

Acquisition

On February 4, 2011, we entered into a definitive agreement to acquire all of the outstanding equity securities of CDSI I Holding Company, Inc., parent company of dialysis provider DSI Renal, Inc. (DSI), in cash for approximately $689.2 million, subject to among other things, adjustments for certain items such as working capital, the purchase of noncontrolling interests, capital assets and acquisitions expenditures. DSI currently operates approximately 106 outpatient dialysis centers serving approximately 8,000 patients. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. We anticipate that we will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The transaction is expected to close in the second or third quarter of fiscal 2011.

2010 capital structure changes and other items

On October 20, 2010, we entered into a $3,000 million new Senior Secured Credit Agreement (the Credit Agreement), consisting of a five year $250 million revolving line of credit, a five year $1,000 million Term Loan A and a six year $1,750 million Term Loan B. We also have the right to request an increase to the borrowing capacity to a total aggregate principal amount of not more than $4,000 million subject to bank participation. The revolving line of credit and the Term Loan A will initially bear interest at LIBOR plus an interest rate margin of 2.75% until June 30, 2011, and then is subject to adjustment depending upon our leverage ratio and can range from 2.25% to 2.75%. The Term Loan A requires annual principal payments of $50 million in 2011, $50 million in 2012, $100 million in 2013, and $150 million in 2014, with the balance of $650 million due in 2015. The Term Loan B bears interest at LIBOR (floor of 1.50%) plus 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B requires annual principal payments of $17.5 million in each year from 2011 through 2015 with the balance of $1,663 million due in 2016. The borrowings under the Credit Agreement are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of DaVita’s and its guarantors’ assets. The Credit Agreement contains customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. However, many of these restrictions will not apply as long as our leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

On October 20, 2010, we also issued $775 million aggregate principal amount of 6 3/8% senior notes due 2018 and $775 million aggregate principal amount of 6 5/8% senior notes due 2020 (the New Senior Notes). The New Senior Notes will pay interest on May 1 and November 1, of each year beginning May 1, 2011. The New Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The New Senior Notes are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries. We may redeem some or all of the 6  3/8% senior notes at any time on or after November 1, 2013 at certain redemption prices and may redeem some or all of the 6 5/8% senior notes at any time on or after November 1, 2014 at certain redemption prices.

We received total proceeds of $4,300 million from these transactions, $2,750 million from the borrowings on Term Loan A and Term Loan B and an additional $1,550 million from the issuance of the New Senior Notes. We used a portion of the proceeds to pay-off the outstanding principal balances of our existing senior secured credit facilities plus accrued interest totaling $1,795 million and to purchase pursuant to a cash tender offer $558 million of the outstanding principal balances of our $700 million 6 5/8% senior notes due 2013 and $731 million of the outstanding balances of our $850 million 7 1/4% senior subordinated notes due 2015 (the Existing Notes), plus accrued interest totaling $1,297 million. The total amount paid for the Existing Notes was $1,019.06 per $1,000 principal amount of the 6  5/8% senior notes and $1,038.75 per $1,000 principal amount of the 7  1/4% senior subordinated notes. This resulted in us paying a cash tender premium of $39 million in order to extinguish this portion of the Existing Notes. On November 19, 2010, we redeemed the remaining outstanding balance of the existing 6 5/8% senior notes of $142 million at 101.656% per $1,000 and the remaining outstanding balance of the existing 7 1/4% senior subordinated notes of $119 million at 103.625% per $1,000 plus accrued interest totaling $265 million. In addition, we paid a call premium totaling $7 million. We also paid an additional $74 million in fees, discounts and other expenses. As a result of the above transactions, we received approximately $823 million in excess cash which we intend to use for general purposes and other opportunities, including share repurchases, potential acquisitions and other growth investments.

In connection with these transactions, we expensed debt refinancing and redemption charges totaling $70.3 million in the fourth quarter of 2010, which includes the write off of certain existing deferred financing costs and other new financing costs, the cash tender and call premiums, as described above and other expenses.

On June 7, 2010, we redeemed $200 million aggregate principal amount of our outstanding 6 5/8% senior notes due 2013, at a price of 101.656% plus accrued interest. As a result of this transaction, we expensed debt redemption charges of $4.1 million, which includes the call premium and the net write-off of other finance costs.

During the year ended December 31, 2010 we made mandatory principal payments totaling $65.6 million on the prior Term Loan A.

Interest rate swaps

In January 2011, we entered into nine interest rate swap agreements with amortizing notional amounts totaling $1.0 billion that went effective on January 31, 2011. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A debt to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36% including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments.

In addition, in January 2011, we also entered into five interest rate cap agreements with notional amounts totaling $1.25 billion that went effective on January 31, 2011. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014.

Our previous interest rate swap agreements expired on September 30, 2010. The agreements that were effective during 2010 had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.84% on the hedged portion of our Senior Secured Credit Facilities, including the Term Loan B margin of 1.50%. During 2010, 2009 and 2008, we accrued net cash obligations of approximately $9.1 million, $17.3 million and $4.2 million, respectively, from these swaps, which are included in debt expense.

As of December 31, 2010, the interest rates were fixed on approximately 77% of our total debt.

Our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.05%, based upon the current margins in effect of 2.75% for the Term Loan A and 3.00% for the Term Loan B, as of December 31, 2010.

Our overall weighted average effective interest rate in 2010 was 4.68% and as of December 31, 2010 was 4.94%.

Stock repurchases

During 2010, we repurchased a total of 8,918,760 shares of our common stock for $618.5 million, or an average price of $69.35 per share, pursuant to previously announced authorizations by the Board of Directors. On November 3, 2010, we announced that our Board of Directors authorized an increase of an additional $800 million of share repurchases of our common stock. As a result of these transactions, the total outstanding authorization for share repurchases as of December 31, 2010 was $682 million. We have not repurchased any additional shares of our common stock from January 1, 2011 through February 25, 2011. This stock repurchase program has no expiration date.

Other items

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

In July 2010, we announced that we will construct a new corporate headquarters in Denver, Colorado. In July 2010, we acquired the land and existing improvements for approximately $12 million. Effective December 18, 2010, we entered into a construction agreement for the construction of the new building. We currently estimate the total construction costs and other project costs of the building will be approximately $95 million. Construction is expected to begin in early 2011, and is estimated to be complete in the second half of 2012. In 2010, we paid architecture and other design costs totaling approximately $5 million.

Stock-based compensation

Stock-based compensation recognized in a period represents the straight-line amortization during that period of the estimated grant-date fair value of stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant date fair value of stock options and stock-settled stock appreciation rights granted in all prior periods. During 2010, we granted 2,037,294 stock-settled stock appreciation rights with a grant-date fair value of $32.3 million and a weighted-average expected life of approximately 3.5 years, and also granted 467,962 stock units with a grant-date fair value of $29.4 million and a weighted-average expected life of approximately 2.5 years.

For the years ended December 31, 2010 and 2009, we recognized $45.6 million and $44.4 million, respectively, in stock-based compensation expense for stock-settled stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2010 and 2009 were $17.3 million and $16.8 million, respectively. As of December 31, 2010, there was $83.1 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2010 and 2009, we received $48.7 million and $63.7 million, respectively, in cash proceeds from stock option exercises and $26.7 million and $18.2 million, respectively, in total actual tax benefits upon the exercise of stock awards.

2009 capital structure changes

Term Loan A

During 2009, we made mandatory principal payments totaling $61.3 million on our previous Term Loan A. As a result of these principal payments, the outstanding balance on Term Loan A as of December 31, 2009 was $153.1 million and bore interest at LIBOR plus a margin of 1.50%, for an overall weighted average effective rate of 1.74%. The interest rate margin was subject to adjustment depending upon certain financial conditions and could range from 1.50% to 2.25%.

Term Loan B

As of December 31, 2009, the outstanding balance of our Term Loan B was $1.7 billion and bore interest at LIBOR plus a margin of 1.50% for an overall weighted average effective rate of 2.66%, including the impact of our swap agreements that were in effect. We did not make any principal payments on Term Loan B during 2009, nor were we required to.

Senior and Senior Subordinated Notes

Our senior and senior subordinated notes, as of December 31, 2009, consisted of $900 million of 6 5/8% senior notes due 2013 and $850 million of 7 1/4% senior subordinated notes due 2015. The notes were guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and require semi-annual interest payments in March and September. We could redeem some or all of the senior notes at any time on or after March 15, 2009 and some or all of the senior subordinated notes at any time on or after March 15, 2010.

All of the outstanding balances under the Term Loan A, Term Loan B and the senior and senior subordinated notes were extinguished as part of our debt refinancing transactions that occurred on October 20, 2010, as described above.

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

Interest rate swaps

As of December 31, 2009, we maintained a total of eight interest rate swap agreements with amortizing notional amounts totaling $389 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our debt to fixed rates ranging from 3.88% to 4.70%, resulting in an overall weighted average effective interest rate of 5.78% on the hedged portion of our Senior Secured Credit Facilities, including the Term Loan B margin of 1.50%. The swap agreements expired on September 30, 2010. During 2009, we accrued net cash obligations of approximately $17.3 million from these swaps, which were included in debt expense.

As of December 31, 2009, the interest rates were economically fixed on approximately 21% of our variable rate debt and approximately 59% of our total debt.

As a result of the swap agreements our overall weighted average effective interest rate on our Senior Secured Credit Facilities was 2.63%, based upon the current margins in effect of 1.50%, as of December 31, 2009.

Our overall weighted average effective interest rate in 2009 was 4.86% and as of December 31, 2009 was 4.68%.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures and for some of our non-wholly-owned subsidiaries in the form of put provisions. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. For additional information see Note 22 to the consolidated financial statements.

We also have potential cash commitments to provide operating capital advances as needed to several other dialysis centers that are wholly-owned by third parties or centers in which we own an equity investment, as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2010 (in millions):

	Less Than 1 year	2-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$74	$186	$835	$3,214	$4,309
Interest payments	104	202	202	379	887
Interest payments on the Term Loan B(1)	96	157	153	61	467
Capital lease obligations	1	2	1	4	8
Operating leases	232	403	326	555	1,516
Construction of the new corporate headquarters	60	30	—	—	90

	$567	$980	$1,517	$4,213	$7,277

Potential cash requirements under existing commitments:
Letters of credit	$46	$—	$—	$—	$46
Noncontrolling interests subject to put provisions	225	67	48	43	383
Operating capital advances	2	—	—	—	2

	$273	$67	$48	$43	$431

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.

Not included above are interest payments related to our Term Loan A. The Term Loan A currently bears interest at LIBOR plus a margin of 2.75%, for an overall weighted average effective interest rate of 3.02% as of December 31, 2010. The interest rate margin is subject to an adjustment depending upon our achievement of certain financial ratios and can range from 2.25% to 2.75%. Interest payments are due at the maturity of specific debt tranches within each Term Loan, currently monthly, which can range in maturity from one month to twelve months. Future interest payments will depend upon the amount of mandatory principal payments and principal prepayments, as well as changes in the LIBOR-based interest rates and changes in the interest rate margins. Assuming no principal prepayments on our Term Loan A during 2011 and no changes in the effective interest rate, including the interest rate margin, approximately $30 million of interest would be required to be paid in 2011 related to the Term Loan A.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Product Supply Agreement. Our total expenditures for the years ended December 31, 2010 and 2009 on such products were approximately 2% of our total operating costs in each year. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the year ended December 31, 2010 on such products were approximately 2% of our total operating costs.

The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

Settlements of approximately $11 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Contingencies

The information in Note 16 to the consolidated financial statements of this report is incorporated by reference in response to this item.

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

Revenues associated with Medicare and Medicaid programs are recognized based on (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Beginning in January 2011, we are also subject to certain variations in our reimbursements from Medicare as we implement Medicare’s new single bundled payment rate system whereby our reimbursements can be adjusted for certain patient characteristics and certain other factors. Our revenue recognition will depend upon our ability to effectively capture, document and bill for Medicare’s base payment rate and these other factors. In addition, as a result of the potential range of variations that can occur in our reimbursements from Medicare under the new single bundled payment rate system, our revenue recognition will be subject to a greater degree of estimating risk.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, slow down in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 125,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

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

Fair value estimates.    We have recorded certain assets, liabilities and noncontrolling interests subject to put provisions at fair value. The FASB defines fair value which is measured based upon certain valuation techniques that include inputs and assumptions that market participants would use in pricing assets, liabilities and noncontrolling interests subject to put provisions. We have measured the fair values of our applicable assets, liabilities and noncontrolling interests subject to put provisions based upon certain market inputs and assumptions that are either observable or unobservable in determining fair values and have also classified these assets, liabilities and noncontrolling interests subject to put provisions into the appropriate fair value hierarchy levels. The fair value of our investments available for sale are based upon quoted market prices from active markets and the fair value of our swap agreements were based upon valuation models and a variety of techniques as reported by various broker dealers that were based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. For our noncontrolling interests subject to put provisions we have estimated the fair values of these based upon either the higher of a liquidation value of net assets or an average multiple of earnings based on historical earnings, patient mix and other performance indicators, as well as other factors. During the second quarter of 2010, we refined the methodology used to estimate the fair value of noncontrolling interests subject to put provisions by eliminating an annual inflation factor that was previously applied to the put provisions until they became exercisable. We believe that eliminating an annual inflation factor will result in a better representation of the estimated actual fair value of the noncontrolling interests subject to put provisions. The estimate of the fair values of the noncontrolling interests subject to put provisions involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

Stock-based compensation.    Stock-based compensation recognized in a period represents the straight-line amortization during that period of the estimated grant-date fair value of stock-based awards over their vesting terms, adjusted for expected forfeitures. We estimate the grant-date fair value of stock awards using complex option pricing models that rely heavily on estimates from us about uncertain future events, including the expected term of the awards, the expected future volatility of our stock price, and expected future risk-free interest rates.

Significant new accounting standards

In August 2010, the FASB issued transition guidance for healthcare entities for measuring charity care that was effective for fiscal years beginning after December 15, 2010. Charity care is defined as healthcare services that are provided but are not expected to result in cash flows where the patients have demonstrated the inability to pay. The guidance requires management to disclose their policy on providing charity care, the level of charity care provided, the measurement of the direct and indirect costs of providing those services, and the amount of any subsidies received for providing charity care. Management can also estimate the costs of those services using reasonable techniques. The guidance shall be applied retrospectively. The adoption of this standard will not have a material impact on our consolidated financial statements.

Effective January 1, 2010, the FASB eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and required additional disclosures about an enterprise’s involvement in variable interest entities. An entity is required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB established new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 20 to the consolidated financial statements for the impact of adopting these new requirements.

Effective December 15, 2009, FASB amended certain fair value disclosure requirements to include additional disclosures related to significant transfers in and out of the various fair value hierarchy levels and to clarify existing disclosures by providing disaggregate levels for each class of assets and liabilities. We are also required to provide additional disclosures on the valuation techniques and inputs used to measure fair value, as well as changes to the valuation techniques and inputs, for both recurring and nonrecurring assets and liabilities carried at fair value. In addition, we are also required to disclose the reason for making changes to our valuation techniques, assumptions and or other unobservable market inputs. Certain other disclosures on reporting the gross activity rather than the net activity for Level 3 fair value measurements is effective for fiscal years beginning after December 31, 2010. See Note 23 to the consolidated financial statements for further discussion. The adoption of this standard will not have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2010. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect at the end of 2010. The Term Loan A margin currently in effect is 2.75% and along with the revolving line of credit is subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Total	Fair Value	Average interest rate
	2011	2012	2013	2014	2015	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$19	$19	$19	$18	$18	$3,218	$3,311	$3,305	5.49%
Variable rate	$56	$50	$100	$150	$650	$—	$1,006	$1,008	3.11%

Our Senior Secured Credit Facilities, which include the Term Loan A and the Term Loan B, consist of various individual tranches that can range in maturity from one month to twelve months (currently monthly). For the Term Loan A each specific tranche would bear interest at a LIBOR rate that is determined by the maturity of that specific tranche plus an interest rate margin. The LIBOR variable component of the interest rate is reset as each specific tranche matures and a new tranche is re-established and can fluctuate significantly depending upon market conditions including the credit and capital markets. In January 2011, we entered into several interest rate swap agreements that have the economic effect of fixing all of the Term Loan A LIBOR variable component of our interest rate, as described below. Our Term Loan B is currently effectively fixed since the LIBOR variable component of our interest rate is set at a LIBOR floor of 1.50%. We have included it in the fixed rate totals in the table above until such time as the LIBOR-based component of our interest rate exceeds 1.50%. We will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate, but only up to 4.00% on $1.25 billion of outstanding principal debt on the Term Loan B, as described below. The remaining $500 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

In January 2011, we entered into nine interest rate swap agreements with amortizing notional amounts totaling $1.0 billion that went effective on January 31, 2011. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A debt to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36% including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments.

In addition, in January 2011, we also entered into five interest rate cap agreements with notional amounts totaling $1.25 billion that went effective on January 31, 2011. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014.

Our previous interest rate swap agreements expired on September 30, 2010. The agreements that were effective during 2010 had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.84% on the hedged portion of our Senior Secured Credit Facilities, including the Term Loan B margin of 1.50%. During 2010, we accrued net cash obligations of $9.1 million from these swaps, which are included in debt expense.

As of December 31, 2010, the interest rates were fixed on approximately 77% of our total debt.

Our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.05%, based upon the current margins in effect of 2.75% for the Term Loan A and 3.00% for the Term Loan B, as of December 31, 2010.

Our overall weighted average effective interest rate in 2010 was 4.68% and as of December 31, 2010 was 4.94%.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $11.1 million, $8.5 million, and $7.1 million, net of tax, for the years ended December 31, 2010, 2009, and 2008, respectively.

Exchange rate sensitivity

We are currently not exposed to any significant foreign currency exchange rate risk.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2011 annual stockholder meeting.

Item 11.    Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2011 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2011 annual stockholder meeting; however, this information shall not be deemed to be “filed”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2010, including our omnibus 2002 Equity Compensation Plan and our Employee Stock Purchase Plan, and the terminated 1999 Non-Executive Officer and Non-Director Equity Compensation Plan. The material terms of these plans are described in Note 17 to the Consolidated Financial Statements. The 1999 Non-Executive Officer and Non-Director Equity Compensation Plan was not required to be approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	11,597,916	$49.74	11,787,674	23,385,590
Equity compensation plans not requiring shareholder approval	1,000	$54.58	—	1,000

Total	11,598,916	$49.74	11,787,674	23,386,590

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2011 annual stockholder meeting.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2011 annual stockholder meeting.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2011 annual stockholder meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Index to Financial Statements:

(1)  Exhibits:

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

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(26)

4.9	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.10	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.11	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

4.12	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.(6)*

10.3	Second Amendment to Mr. Mello’s Employment Agreement, effective December 12, 2008.(33)*

10.4	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(7)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(24)*

10.6	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(32)*

10.7	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(14)*

10.8	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.(32)*

10.9	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(13)*

10.10	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(32)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(15)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(32)*

10.13	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(28)*

10.14	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.*

10.15	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney.(36)*

10.16	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(29)*

10.17	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(30)*

10.18	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(32)*

10.19	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(32)*

10.20	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(35)*

10.21	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen.(36)*

10.22	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010.(36)*

10.23	Memorandum Relating to Bonus Structure for Kent J. Thiry.(36)*

10.24	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(36)*

10.25	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr.(36)*

10.26	Form of Indemnity Agreement.(20)*

10.27	Form of Indemnity Agreement.(14)*

10.28	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(34)*

10.29	Executive Retirement Plan.(32)*

10.30	Post-Retirement Deferred Compensation Arrangement.(14)*

10.31	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(32)*

10.32	DaVita Voluntary Deferral Plan.(11)*

10.33	Deferred Bonus Plan (Prosperity Plan).(31)

10.34	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(32)*

10.35	Amended and Restated Employee Stock Purchase Plan.(27)*

10.36	Severance Plan.(36)*

10.37	Change in Control Bonus Program.(32)*

10.38	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.39	Non-Management Director Compensation Philosophy and Plan.(28)*

10.40	Amended and Restated 2002 Equity Compensation Plan.(10)*

10.41	Amended and Restated 2002 Equity Compensation Plan.(19)*

10.42	Amended and Restated 2002 Equity Compensation Plan.(27)*

10.43	Amended and Restated 2002 Equity Compensation Plan.(32)*

10.44	DaVita Inc. 2002 Equity Compensation Plan.(37)*

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(18)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.47	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.48	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.49	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.50	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.51	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.52	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(32)*

10.53	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.54	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.55	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.56	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.57	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.58

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

10.59

Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.60	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.61	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(11)

10.62

Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(39)

10.63	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(11)

10.64	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(17)**

10.65	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(22)

10.66	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(31)**

10.67	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010. ✓**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(8)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 25, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 25, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 25, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 25, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
***	XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(13)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(16)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(23)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(24)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(29)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(31)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(32)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(33)	Filed on May 7, 2009 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(34)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(36)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(37)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(38)	Filed on October 19, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited DaVita Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 25, 2011

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Net operating revenues	$6,447,391	$6,108,800	$5,660,173
Operating expenses and charges:
Patient care costs	4,474,735	4,248,668	3,920,487
General and administrative	579,000	531,531	508,240
Depreciation and amortization	234,378	228,986	216,917
Provision for uncollectible accounts	171,250	161,786	146,229
Equity investment income	(8,999)	(2,442)	(796)

Total operating expenses and charges	5,450,364	5,168,529	4,791,077

Operating income	997,027	940,271	869,096

Debt expense	(181,607)	(185,755)	(224,716)
Debt refinancing and redemption charges	(74,382)	—	—
Other income	3,420	3,708	12,411

Income before income taxes	744,458	758,224	656,791
Income tax expense	260,239	278,465	235,471

Net income	484,219	479,759	421,320
Less: Net income attributable to noncontrolling interests	(78,536)	(57,075)	(47,160)

Net income attributable to DaVita Inc.	$405,683	$422,684	$374,160

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$4.00	$4.08	$3.56

Diluted earnings per share attributable to DaVita Inc.	$3.94	$4.06	$3.53

Weighted average shares for earnings per share:
Basic	101,504,373	103,603,885	105,149,448

Diluted	103,059,171	104,167,685	105,939,725

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$860,117	$539,459
Short-term investments	23,003	26,475
Accounts receivable, less allowance of $235,629 and $229,317	1,048,976	1,105,903
Inventories	76,008	70,041
Other receivables	304,366	263,456
Other current assets	43,994	40,234
Income tax receivable	40,330	—
Deferred income taxes	226,060	256,953

Total current assets	2,622,854	2,302,521
Property and equipment, net	1,170,808	1,104,925
Amortizable intangibles, net	162,635	136,732
Equity investments	25,918	22,631
Long-term investments	8,848	7,616
Other long-term assets	32,054	32,615
Goodwill	4,091,307	3,951,196

	$8,114,424	$7,558,236

LIABILITIES AND EQUITY
Accounts payable	$181,033	$176,657
Other liabilities	342,943	461,092
Accrued compensation and benefits	325,477	286,121
Current portion of long-term debt	74,892	100,007
Income taxes payable	—	23,064

Total current liabilities	924,345	1,046,941
Long-term debt	4,233,850	3,532,217
Other long-term liabilities	89,290	87,692
Alliance and product supply agreement, net	25,317	30,647
Deferred income taxes	421,436	334,855

Total liabilities	5,694,238	5,032,352
Commitments and contingencies
Noncontrolling interests subject to put provisions	383,052	331,725
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 96,001,535 and 103,062,698 shares outstanding)	135	135
Additional paid-in capital	620,546	621,685
Retained earnings	2,717,817	2,312,134
Treasury stock, at cost (38,860,748 and 31,799,585 shares)	(1,360,579)	(793,340)
Accumulated other comprehensive income (loss)	503	(5,548)

Total DaVita Inc. shareholders’ equity	1,978,422	2,135,066
Noncontrolling interests not subject to put provisions	58,712	59,093

Total equity	2,037,134	2,194,159

	$8,114,424	$7,558,236

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income.	$484,219	$479,759	$421,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	234,378	228,986	216,917
Stock-based compensation expense	45,551	44,422	41,235
Tax benefits from stock award exercises	26,706	18,241	13,988
Excess tax benefits from stock award exercises	(6,283)	(6,950)	(8,013)
Deferred income taxes	75,399	50,869	94,912
Equity investment income, net	(3,298)	(204)	(796)
Loss on disposal of assets and other non-cash charges	9,585	20,945	27,010
Debt refinancing and redemption charges	74,382	—	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	55,379	(32,313)	(149,939)
Inventories	(3,892)	15,115	(2,715)
Other receivables and other current assets	(44,719)	(35,104)	(40,960)
Other long-term assets	901	7,288	(11,929)
Accounts payable	4,228	(104,879)	57,422
Accrued compensation and benefits	39,588	(9,138)	(31,602)
Other current liabilities	(111,444)	(43,543)	8,871
Income taxes	(45,737)	44,578	(30,087)
Other long-term liabilities	4,740	(11,362)	8,067

Net cash provided by operating activities	839,683	666,710	613,701

Cash flows from investing activities:
Additions of property and equipment, net	(273,602)	(274,605)	(317,962)
Acquisitions	(188,502)	(87,617)	(101,959)
Proceeds from asset sales	22,727	7,697	530
Purchase of investments available-for-sale	(1,125)	(2,062)	(2,009)
Purchase of investments held-to-maturity	(56,615)	(22,664)	(21,048)
Proceeds from the sale of investments available-for-sale	900	16,693	21,291
Proceeds from maturities of investments held-to-maturity	59,932	16,380	21,355
Purchase of equity investments and other assets	(709)	(2,429)	(65)
Distributions received on equity investments	361	2,547	908
Other investment activity	—	—	1,220

Net cash used in investing activities	(436,633)	(346,060)	(397,739)

Cash flows from financing activities:
Borrowings	24,809,258	18,767,592	17,089,018
Payments on long-term debt	(24,134,502)	(18,828,824)	(17,102,569)
Debt refinancing costs including tender and call premiums	(113,810)	(42)	(130)
Purchase of treasury stock	(618,496)	(153,495)	(232,715)
Distributions to noncontrolling interests	(83,591)	(67,748)	(59,357)
Stock award exercises and other share issuances, net	53,760	67,908	40,247
Excess tax benefits from stock award exercises	6,283	6,950	8,013
Contributions from noncontrolling interests	9,510	13,071	19,074
Proceeds from sales of additional noncontrolling interests	3,410	9,375	10,701
Purchases from noncontrolling interests	(14,214)	(6,859)	(24,409)

Net cash used in financing activities	(82,392)	(192,072)	(252,127)

Net increase (decrease) in cash and cash equivalents	320,658	128,578	(36,165)
Cash and cash equivalents at beginning of year	539,459	410,881	447,046

Cash and cash equivalents at end of year	$860,117	$539,459	$410,881

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

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND

COMPREHENSIVE INCOME—(Continued)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Stock purchase shares issued				2,135		107	2,387		4,522
Stock unit shares issued				(1,570)		69	1,570		—
Stock options and SSARs exercised				15,598		2,036	48,055		63,653
Stock-based compensation expense				44,422					44,422
Excess tax benefits from stock awards exercised				6,150					6,150
Distributions to noncontrolling interests	(44,277)									(23,471)
Contributions from noncontrolling interests	10,502									2,569
Sales and assumptions of additional noncontrolling interests	13,483			(529)					(529)	4,039
Purchases from noncontrolling interests	(2,594)			(3,721)					(3,721)	(544)
Changes in fair value of noncontrolling interests	24,819			(24,819)					(24,819)	—
Other adjustments	14			(339)					(339)	(1,346)
Purchase of treasury stock						(2,903)	(153,495)		(153,495)

Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	52,589				405,683				405,683	25,947	$484,219
Unrealized losses on interest rate swaps, net of tax								(134)	(134)		(134)
Less reclassification of net swap realized losses into net income, net of tax								5,557	5,557		5,557
Unrealized gains on investments, net of tax								615	615		615
Less reclassification of net investment realized losses into net income, net of tax								13	13		13

Total comprehensive income											$490,270

Stock purchase shares issued				2,129		86	2,151		4,280
Stock unit shares issued				(875)		32	875		—
Stock options and SSARs exercised				455		1,740	48,231		48,686
Stock-based compensation expense				45,551					45,551
Excess tax benefits from stock awards exercised				6,283					6,283
Distributions to noncontrolling interests	(54,612)									(28,979)
Contributions from noncontrolling interests	5,439									4,071
Sales and assumptions of additional noncontrolling interests	4,059			(298)					(298)	2,308
Purchases from noncontrolling interests	(4,949)			(5,537)					(5,537)	(3,728)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	73,372			(73,372)					(73,372)
Other adjustments				(46)					(46)
Purchase of treasury stock						(8,919)	(618,496)		(618,496)

Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies

Organization

DaVita Inc. principally operates kidney dialysis centers and provides related lab services primarily in dialysis centers and in contracted hospitals across the United States. The Company also operates other ancillary services and strategic initiatives which relate primarily to its core business of providing kidney dialysis services. As of December 31, 2010, the Company operated or provided administrative services to 1,612 outpatient dialysis centers located in 42 states and the District of Columbia, serving approximately 125,000 patients. The Company’s dialysis and related lab services business qualifies as a separately reportable segment and all other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Basis of presentation

These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The financial statements include DaVita and its subsidiaries, partnerships and other entities in which it maintains a 100% or majority voting interest, an other controlling financial interest, or of which it is the primary beneficiary (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Non-marketable equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. The Company has evaluated subsequent events through the date these consolidated financial statements were issued, and have included all necessary disclosures.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and temporary equity. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the amounts reported in the financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

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

Net operating revenues and accounts receivable

Revenues associated with Medicare and Medicaid programs are recognized based on: (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs paying secondary coverage (e.g., Medicaid

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Beginning in January 2011, the Company’s reimbursements from Medicare are subject to certain variations under Medicare’s new single bundled payment rate system, whereby reimbursements can be adjusted for certain patient characteristics and other factors. The Company’s revenue recognition will depend upon its ability to effectively capture, document and bill for Medicare’s base payment rate as well as these other factors. In addition, as a result of the potential range of variations that can occur in the Company’s reimbursements from Medicare under the new single bundled payment rate system, the Company’s revenue recognition will be subject to a greater degree of estimating risk.

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

Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters. The Company’s policy is to write-off any uncollectible accounts receivable balance only after all collection efforts have been exhausted or when write-off is mandated by federal or state policies or required by certain payor contracts. It is also the Company’s policy to write-off any accounts receivable balance associated with any payors or patients upon the Company receiving notification of a bankruptcy filing.

The Company’s range of revenue estimating risk for the dialysis and related lab services segment is generally expected to be within 1% of its revenue. Changes in revenue estimates for prior periods are separately disclosed, if material.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Management and administrative support services are provided to dialysis centers and physician practices and clinics that the Company does not own or in which the Company owns a minority equity investment interest. The management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net operating revenues as earned, and represent less than 1% of total consolidated operating revenues.

Other income

Other income includes interest income on cash investments and other non-operating gains from investment transactions.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments with maturities of three months or less at date of purchase.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of pharmaceuticals and dialysis-related supplies. Rebates related to inventory purchases are recorded when earned and are based on certain qualification requirements based upon a variety of factors including process improvement targets, patient outcome targets and data submission.

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

Amortizable intangibles

Amortizable intangible assets and liabilities include non-competition and similar agreements, lease agreements, hospital acute services contracts, deferred debt financing costs and the Alliance and Product Supply Agreement, each of which have finite useful lives. Non-competition and similar agreements are amortized over

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

the terms of the agreements, typically ten years, using the straight-line method. Lease agreements and hospital acute service contracts are amortized on a straight-line basis over the term of the lease and the contract period, respectively. Deferred debt financing costs are amortized to debt expense over the term of the related debt using the effective interest method. The Alliance and Product Supply Agreement intangible liability is being amortized using the straight-line method over the term of the agreement, which is ten years.

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

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses, and amortizable intangible assets with finite useful lives, are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in the Company’s business strategy and plans, changes in the quality or structure of its relationships with its partners and deteriorating operating performance of individual dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. Impairment charges are included in operating expenses.

Income taxes

Federal and state income taxes are computed at current enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Company estimates the self-insured retention portion of professional and general liability and workers’ compensation risks using third-party actuarial calculations that are based upon historical claims experience and expectations for future claims.

Noncontrolling interests

Noncontrolling interests represent the equity interests of third-party owners in consolidated entities which are majority-owned. As of December 31, 2010, third parties held noncontrolling ownership interests in 148 consolidated entities.

Stock-based compensation

The Company’s stock-based compensation awards are measured at their estimated fair value on the date of grant. Stock-based compensation expense recognized in a period represents the straight-line amortization during that period of the estimated grant date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures.

Interest rate swap and cap agreements

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes. These agreements are designated as cash flow hedges and are not held for trading or speculative purposes. The swap agreements have the economic effect of converting portions of the Company’s variable rate debt to fixed rates. In addition, in January 2011, the Company entered into several interest rate cap agreements that have the economic effect of fixing the maximum exposure to variable-based interest rate changes on other specific portions of the Company’s variable-based rate debt. See Note 13 to the consolidated financial statements for further details.

Fair value estimates

The Company currently measures the fair value of certain assets and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable market inputs and assumptions that market participants would use in pricing these assets and temporary equity. The Company also has classified its assets and temporary equity into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB). See Note 23 to the consolidated financial statements for further details.

New accounting standards

In August 2010, the FASB issued transition guidance for healthcare entities for measuring charity care that was effective for fiscal years beginning after December 15, 2010. Charity care is defined as healthcare services that are provided but are not expected to result in cash flows where the patients have demonstrated the inability to pay. The guidance requires management to disclose their policy on providing charity care, the level of charity care provided, the measurement of the direct and indirect costs of providing those services and the amount of any subsidies received for providing charity care. Management can also estimate the costs of those services using reasonable techniques. The guidance shall be applied retrospectively. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Effective January 1, 2010, the FASB eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and required additional disclosures about an enterprise’s involvement in variable interest entities. An entity is required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB established new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 20 to the consolidated financial statements for the impact of adopting these new requirements.

Effective December 15, 2009, FASB amended certain fair value disclosure requirements to include additional disclosures related to significant transfers in and out of the various fair value hierarchy levels and to clarify existing disclosures by providing disaggregate levels for each class of assets and liabilities. We are also required to provide additional disclosures on the valuation techniques and inputs used to measure fair value, as well as changes to the valuation techniques and inputs, for both recurring and nonrecurring assets and liabilities carried at fair value. In addition, we are also required to disclose the reason for making changes to our valuation techniques, assumptions and or other unobservable market inputs. Certain other disclosures on reporting the gross activity rather than the net activity for Level 3 fair value measurements is effective for fiscal years beginning after December 31, 2010. See Note 23 to the consolidated financial statements for further discussion. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The effects of the change upon the retrospective application of these presentation and disclosure requirements were as follows:

Consolidated income statements:

2008
Operating income:
Operating income as previously reported	$821,765
Reclassification of noncontrolling interests	47,331

Operating income as adjusted	$869,096

Income taxes:
Income taxes as previously reported	$235,300
Income taxes associated with noncontrolling interests	171

Income taxes as adjusted	$235,471

Consolidated statements of cash flow:

2008
Cash flows from operating activities:
Net cash provided by operating activities as previously reported	$555,931
Reclassification of distributions to noncontrolling interests to cash flows from financing activities	57,770

Net cash provided by operating activities as adjusted	$613,701

2.    Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc., net of the increase in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2010	2009	2008
	(shares in thousands)
Basic:
Net income attributable to DaVita Inc.	$405,683	$422,684	$374,160
Increase in noncontrolling interest redemption rights in excess of fair value	(68)	(267)	—

Net income for basic earnings per share calculation	$405,615	$422,417	$374,160

Weighted average shares outstanding during the year	101,497	103,595	105,140
Vested stock units	7	9	9

Weighted average shares for basic earnings per share calculation	101,504	103,604	105,149

Basic net income per share attributable to DaVita Inc.	$4.00	$4.08	$3.56

Diluted:
Net income attributable to DaVita Inc.	$405,683	$422,684	$374,160
Increase in noncontrolling interest redemption rights in excess of fair value	(68)	(267)	—

Net income for diluted earnings per share calculation	$405,615	$422,417	$374,160

Weighted average shares outstanding during the year	101,497	103,595	105,140
Vested stock units	7	9	9
Assumed incremental shares from stock plans	1,555	564	791

Weighted average shares for diluted earnings per share calculation	103,059	104,168	105,940

Diluted net income per share attributable to DaVita Inc.	$3.94	$4.06	$3.53

Shares subject to anti-dilutive awards excluded from calculation(1)	1,452	9,912	10,053

(1)	Shares associated with stock-settled stock appreciation rights and stock options are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.    Accounts receivable

Approximately 15% and 18% of the accounts receivable balances as of December 31, 2010 and 2009, respectively, were more than six months old, and there were no significant balances over one year old. Approximately 2% of our accounts receivable as of December 31, 2010 and 2009, related to amounts due from patients. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

4.    Other receivables

Other receivables were comprised of the following:

	December 31,
	2010	2009
Supplier rebates and other non-trade receivables	$238,156	$195,753
Medicare bad debt claims	46,250	45,600
Operating advances under management and administrative services agreements	19,960	22,103

	$304,366	$263,456

Operating advances under management and administrative services agreements are generally unsecured.

5.    Other current assets

Other current assets consist principally of prepaid expenses and operating deposits.

6.    Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2010	2009
Land	$23,182	$11,771
Buildings	33,937	34,294
Leasehold improvements	1,106,935	997,668
Equipment and information systems	1,107,778	999,305
New center and capital asset projects in progress	38,721	32,280

	2,310,553	2,075,318
Less accumulated depreciation and amortization	(1,139,745)	(970,393)

	$1,170,808	$1,104,925

Depreciation and amortization expense on property and equipment was $219,314, $214,515 and $201,006 for 2010, 2009 and 2008, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $2,621, $3,627 and $4,189 for 2010, 2009 and 2008, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

7.    Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2010	2009
Noncompetition and other agreements	$309,405	$291,022
Lease agreements	8,466	8,156
Deferred debt financing costs	61,405	72,656

	379,276	371,834
Less accumulated amortization	(216,641)	(235,102)

Total amortizable intangible assets	$162,635	$136,732

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2010	2009
Alliance and product supply agreement commitment (See Note 22)	$68,200	$68,200
Less accumulated amortization	(42,883)	(37,553)

	$25,317	$30,647

Net amortization expense from noncompetition and other agreements and the amortizable intangible liabilities was $15,064, $14,471 and $15,911 for 2010, 2009 and 2008, respectively. Lease agreements which are amortized to rent expense were $480 in 2010, $565 in 2009 and $1,420 in 2008, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 13 to the consolidated financial statements.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2010 were as follows:

	Noncompetition and other agreements	Deferred debt financing costs	Alliance and Product Supply Agreement liability
2011	21,777	9,742	(5,330)
2012	21,291	9,516	(5,330)
2013	19,152	9,233	(5,330)
2014	17,233	8,760	(5,330)
2015	13,223	7,690	(3,997)
Thereafter	10,993	14,025	—

8.    Equity investments

Equity investments in non-consolidated businesses were $25,918 and $22,631 at December 31, 2010 and 2009, respectively. During 2010, 2009 and 2008, the Company recognized income of $8,999, $2,442 and $796, respectively, relating to equity investments in non-consolidated businesses under the equity method of accounting. There were no material equity investment transactions in 2010.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

See Note 17, section Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries to the consolidated financial statements for additional information regarding 2009 equity investment transactions. In 2009, the Company also contributed $1,100 to an existing joint venture in which the Company owns a 50% equity investment.

9.    Investments in debt and equity securities

Based on the Company’s intentions and strategy involving investments, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and other debt securities classified as available for sale are recorded at fair value.

The Company’s investments consist of the following:

	December 31, 2010			December 31, 2009
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$21,803	$—	$21,803	$25,275	$—	$25,275
Investments in mutual funds	—	10,048	10,048	—	8,816	8,816

	$21,803	$10,048	$31,851	$25,275	$8,816	$34,091

Short-term investments	$21,803	$1,200	$23,003	$25,275	$1,200	$26,475
Long-term investments	—	8,848	8,848	—	7,616	7,616

	$21,803	$10,048	$31,851	$25,275	$8,816	$34,091

The cost of the certificates of deposit, money market funds and U.S. treasury notes at December 31, 2010 and 2009 approximates fair value. As of December 31, 2010 and 2009, the available for sale investments included $824 and ($205), respectively, of gross pre-tax unrealized gains (losses). During 2010 and 2009 the Company recorded gross pre-tax unrealized gains of $1,007 and $1,614, respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2010, the Company sold investments in mutual funds for net proceeds of $900, and recognized a pre-tax loss of $22, or $13 after tax, that was previously recorded in other comprehensive income. During 2009, the Company sold investments in mutual funds for net proceeds of $16,693, and recognized a pre-tax gain of $261, or $159 after tax, that was previously recorded in other comprehensive income. In 2009, the Company also purchased approximately $6,300 of investments that are classified as held to maturity, net of investments routinely reinvested as required for VillageHealth, see discussion below.

As of December 31, 2010, investments totaling $18,537 classified as held to maturity are used to maintain certain capital requirements of the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in process of paying out all incurred claims. The Company also expects to liquidate its investments that are currently held to maintain certain capital requirements as soon as all of the claims are paid and the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

On July 22, 2010, the Company entered into a First Amended and Restated National Service Provider Agreement, or the Agreement, with NxStage Medical Inc., or NxStage. The Agreement supersedes the National Service Provider Agreement that the Company entered into with NxStage on February 7, 2007. Under terms of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

the Agreement, the Company will have the ability to continue to purchase NxStage System One hemodialysis machines and related supplies at discounted prices. In addition, under the Agreement, the Company may earn warrants to purchase NxStage common stock subject to certain requirements, including the Company’s ability to achieve certain System One home patient growth targets. The Agreement provides for a range of warrant amounts that may be earned annually depending upon the achievement of various home patient targets. The maximum amount of shares underlying warrants that the Company can earn over three years in 5,500. The exercise price of the warrants is $14.22 per share. In connection therewith, the Company entered into a Registration Rights Agreement whereby NxStage has agreed to register any shares issued to the Company under the warrants. The Agreement expires on June 30, 2013, and will be automatically extended on a monthly basis unless terminated by either party pursuant to the Agreement. The overall estimated value of the warrants as of December 31, 2010 that are expected to be earned by the Company and recognized over the first annual reporting period were not material.

10.    Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2010	2009
Balance at January 1	$3,951,196	$3,876,931
Acquisitions	152,252	78,199
Sales of noncontrolling interests	—	(3,293)
Divestitures	(12,128)	(641)
Other adjustments	(13)	—

Balance at December 31	$4,091,307	$3,951,196

As of December 31, 2010, there was $4,022,365 and $68,942 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2009, there was $3,882,254 and $68,942 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

11.    Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2010	2009
Payor refunds and retractions	$216,655	$320,187
Insurance and self-insurance accruals	65,950	59,734
Accrued interest	22,905	36,881
Accrued non-income tax liabilities	9,995	11,581
Interest rate swaps	—	10,792
Other	27,438	21,917

	$342,943	$461,092

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

12.    Income taxes

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2010	2009
Balance beginning	$30,693	$10,887
Additions for tax positions related to current year	1,515	6,939
Additions for tax positions related to prior years	69	14,941
Reductions for tax positions related to prior years	(24,139)	(1,738)
Settlements	—	(336)

Balance ending	$8,138	$30,693

As of December 31, 2010, unrecognized tax benefits totaling $8,138 would affect the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2010 and 2009, the Company had approximately $3,177 and $3,226, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

Income tax expense consisted of the following:

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$153,502	$193,181	$118,764
State	31,338	34,415	20,595
Deferred:
Federal	67,901	44,376	81,306
State	7,498	6,493	14,806

	$260,239	$278,465	$235,471

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences were as follows:

	December 31,
	2010	2009
Receivables	$110,332	$142,315
Alliance and product supply agreement	9,849	11,922
Accrued liabilities	127,073	125,992
Other	60,368	62,208

Deferred tax assets	307,622	342,437
Valuation allowance	(10,998)	(14,191)

Net deferred tax assets	296,624	328,246

Intangible assets	(377,456)	(317,306)
Property and equipment	(110,472)	(84,041)
Other	(4,072)	(4,801)

Deferred tax liabilities	(492,000)	(406,148)

Net deferred tax liabilities	$(195,376)	$(77,902)

At December 31, 2010, the Company had state net operating loss carryforwards of approximately $143,568 that expire through 2030, and federal net operating loss carryforwards of $8,498 that expire through 2030. The utilization of these losses may be limited in future years based on the profitability of certain separate-return entities. The valuation allowance decrease of $3,193 relates to changes in the estimated tax benefit and utilization of federal and state operating losses of separate-return entities.

The reconciliation between our effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9	3.7	3.7
Changes in deferred tax valuation allowances	(0.1)	0.2	0.3
Other	0.2	0.8	(0.3)
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.0)	(3.0)	(2.8)

Effective tax rate	35.0%	36.7%	35.9%

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

13.    Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2010	2009
Senior Secured Credit Facilities:
Term Loan A	$1,000,000	$153,125
Term Loan B	1,750,000	1,705,875
Senior and senior subordinated notes	1,550,000	1,750,000
Acquisition obligations and other notes payable	9,049	15,891
Capital lease obligations	8,074	4,635

Total principal debt outstanding	4,317,123	3,629,526
(Discount) premium on long-term debt	(8,381)	2,698

	4,308,742	3,632,224
Less current portion	(74,892)	(100,007)

	$4,233,850	$3,532,217

Scheduled maturities of long-term debt at December 31, 2010 were as follows:

2011	74,892
2012	68,931
2013	118,988
2014	168,435
2015	668,118
Thereafter	3,217,759

Senior Secured Credit Facility

On October 20, 2010, the Company entered into a $3,000,000 new Senior Secured Credit Agreement (the Credit Agreement), consisting of a five year $250,000 revolving line of credit, a five year $1,000,000 Term Loan A and a six year $1,750,000 Term Loan B. The Company also has the right to request an increase to the borrowing capacity to a total aggregate principal amount of not more than $4,000,000 subject to bank participation. The revolving line of credit and the Term Loan A will initially bear interest at LIBOR plus an interest rate margin of 2.75% until June 30, 2011, and then is subject to adjustment depending upon the Company’s leverage ratio and can range from 2.25% to 2.75%. The Term Loan A requires annual principal payments of $50,000 in 2011, $50,000 in 2012, $100,000 in 2013, and $150,000 in 2014, with the balance of $650,000 due in 2015. The Term Loan B bears interest at LIBOR (floor of 1.50%) plus 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B requires annual principal payments of $17,500 in each year from 2011 through 2015 with the balance of $1,662,500 due in 2016. The borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of the Company’s and its guarantors’ assets. The Credit Agreement contains customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. However, many of these restrictions will not apply as long as the Company’s leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

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

The Company received total proceeds of $4,300,000 from these transactions, $2,750,000 from the borrowings on Term Loan A and Term Loan B and an additional $1,550,000 from the issuance of the New Senior Notes. The Company used a portion of the proceeds to pay-off the outstanding principal balances of its existing Senior Secured Credit Facilities plus accrued interest totaling $1,795,363 and to purchase pursuant to a cash tender offer $557,644 of the outstanding principal balances of the Company’s $700,000 6 5/8% senior notes due 2013 and $730,827 of the outstanding balances of the Company’s $850,000 7 1/4% senior subordinated notes due 2015, (the Existing Notes), plus accrued interest totaling $1,297,215. The total amount paid for the Existing Notes was $1,019.06 per $1,000 principal amount of the 6 5/8% senior notes and $1,038.75 per $1,000 principal amount of the 7 1/4% senior subordinated notes. This resulted in the Company paying a cash tender premium of $38,933 in order to extinguish this portion of the Existing Notes. On November 19, 2010, the Company redeemed the remaining outstanding balance of the existing 6 5/8% senior notes of $142,356 at 101.656% per $1,000 and the remaining outstanding balance of the existing 7 1/4% senior subordinated notes of $119,173 at 103.625% per $1,000 plus accrued interest totaling $264,742. In addition, the Company paid a call premium totaling $6,677. The Company also paid an additional $74,431 in fees, discounts and other expenses. As a result of the above transactions, the Company received approximately $823,000 in excess cash which it intends to use for general purposes and other opportunities, including share repurchases, potential acquisitions and other growth investments.

In connection with these transactions, the Company expensed debt refinancing and redemption charges totaling $70,255, which includes the write off of certain existing deferred financing costs and other new financing costs, the cash tender and call premiums, as described above and other expenses.

On June 7, 2010, the Company redeemed $200,000 aggregate principal amount of its outstanding 6  5/8% senior notes due 2013, at a price of 101.656% plus accrued interest. As a result of this transaction, the Company expensed debt redemption charges of $4,127, which includes the call premium and the net write-off of other finance costs.

Term Loans

Term Loan A and Term Loan B total outstanding borrowings can consist of various individual tranches that can range in maturity from one month to twelve months (currently monthly). Each specific tranche for the Term Loan A bears interest at a LIBOR rate determined by the maturity of that specific tranche plus an interest rate margin, currently 2.75%, and the LIBOR variable component of the interest rate is reset as each specific tranche matures. At December 31, 2010, the overall weighted average interest rate for the Term Loan A was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin. In January 2011, the Company entered into several interest rate swap agreements that have the economic effect of fixing all of the Term Loan A LIBOR variable component of the Company’s interest rate, as described below. At December 31, 2010, the Term Loan B bears interest at LIBOR (floor of 1.50%) plus a margin of 3.00%, regardless of the actual LIBOR interest rate associated with each specific tranche, as long as LIBOR interest rates

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

are below 1.50%. If LIBOR interest rates move above 1.50% then the overall weighted average interest rate for the Term Loan B will be determined based upon the LIBOR interest rates in effect for all individual tranches plus the interest rate margin. In January 2011, the Company entered into several interest rate cap agreements that have the effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on $1,250,000 notional amount of the Term Loan B, as described below. The remaining $500 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

Revolving Lines of Credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $250,000, of which approximately $45,789 was committed for outstanding letters of credit.

Interest rate swaps

The Company had entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements were not held for trading or speculative purposes, and had the economic effect of converting portions of our variable rate debt to a fixed rate. These agreements were designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps were reported in other comprehensive income until such time as each specific swap tranche was realized, at which time the amounts were reclassified into net income. Net amounts paid or received for each specific swap tranche that has settled were reflected as adjustments to debt expense. These agreements did not contain credit-risk contingent features and had expired as of September 30, 2010.

The swap agreements that were effective during 2010 had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.84% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the margin of 1.50%.

The following table summarizes our derivative instruments as of December 31, 2010 and 2009:

	Interest rate swap liabilities
	December 31, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate swap agreements	Other current liabilities	$—	Other current liabilities	$10,792

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The following table summarizes the effects of our interest rate swap agreements for the years ended December 31, 2010, 2009 and 2008:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements			Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
Derivatives designated as cash flow hedges	Years ended December 31,				Years ended December 31,
	2010	2009	2008		2010	2009	2008
Interest rate swap agreements	$(217)	$(4,220)	$(21,190)	Debt expense	$(9,093)	$(17,253)	$(4,239)
Tax benefit	83	1,642	8,243		3,536	6,711	1,649

Total	$(134)	$(2,578)	$(12,947)		$(5,557)	$(10,542)	$(2,590)

The Company’s overall weighted average effective interest rate in 2010 was 4.68% and as of December 31, 2010 was 4.94%.

In January 2011, the Company entered into nine interest rate swap agreements with amortizing notional amounts totaling $1,000,000 that went effective on January 31, 2011. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A debt to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36% including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments.

In addition, in January 2011, the Company also entered into five interest rate cap agreements with notional amounts totaling $1,250,000 that went effective on January 31, 2011. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

Debt expense

Debt expense consisted of interest expense of $172,265, $176,100 and $214,944, including the amortization and accretion of debt discounts and premiums and the amortization of deferred financing costs of $9,342, $9,655 and $9,772 for 2010, 2009 and 2008, respectively. The interest expense amounts are net of capitalized interest.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2011	232,415	1,387
2012	212,126	1,412
2013	190,911	1,382
2014	171,474	1,133
2015	154,351	773
Thereafter	554,895	6,066

	$1,516,172	12,153

Less portion representing interest		(4,079)

Total capital lease obligations, including current portion		$8,074

Rent expense under all operating leases for 2010, 2009, and 2008 was $267,572, $248,792 and $225,531, respectively. Rent expense is recorded on a straight-line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $7,579, $5,432 and $6,612 at December 31, 2010, 2009 and 2008, respectively. Capital lease obligations are included in long-term debt. See Note 13 to the consolidated financial statements.

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

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2010 and 2009 were $1,125, and $2,062, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2010 and 2009, the Company distributed $701 and $601, respectively, to participants. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a “rabbi trust” and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2010 and 2009, the total fair value of assets held in trust were $8,547 and $7,246, respectively.

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination of each individual participant. During 2010 and 2009, the Company distributed $198 and $241, respectively, to participants. As of December 31, 2010 and 2009, the total fair value of assets held in trust was $1,501 and $1,570, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

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

The Company also maintained another non-qualified deferred compensation plan for certain employees. Company contributions to the plan were discretionary and were deposited into a rabbi trust that was not subject to general creditors claims in the event of bankruptcy by the Company. Participants in the plan were subject to a vesting period and were credited with their proportional amount of earnings from the investments within the plan. During 2008, the Company distributed $15,122, including earnings, to all eligible participants, which were the total assets held in trust.

The fair value of all of the assets held in plan trusts as of December 31, 2010, and 2009 totaled $10,048 and $8,816, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance will be recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2010, these cash bonuses would total approximately $260,000 if a control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2010, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

16.    Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (1) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (2) differing interpretations of government regulations by different Medicare contractors or regulatory authorities; (3) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (4) retroactive applications or interpretations of governmental requirements. In addition, the Company’s revenues from commercial payors may be subject to adjustment as a result of potential claims for refunds, as a result of government actions or as a result of other claims by commercial payors.

Inquiries by the Federal Government

In March 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through the present. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, the Company received a request for documents related to durable medical equipment and supply companies owned and operated by the Company. The Company is cooperating with the inquiry and has produced the requested records. The subpoenas have been issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry.

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

In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005, through the present, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The subject matter of this subpoena overlaps with the subject matter of the investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri in St. Louis as described above. The Company met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company has been advised that this is a civil investigation. The Company is cooperating with the inquiry and is producing the requested records. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry.

To the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government as set forth above. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against the Company as indicated above, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries or the potential range of damages, if any.

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

Several wage and hour claims have been filed against the Company in the Superior Court of California, each of which has been styled as a class action. In February 2007, June 2008, October 2008 and December 2008, the Company was served with five separate complaints in California, including two in October 2008, by various former employees, each of which alleges, among other things, that the Company failed to provide rest and meal periods, failed to pay compensation in lieu of providing such rest or meal periods, failed to pay the correct amount of overtime, failed to pay the rate on the “wage statement,” and failed to comply with certain other California Labor Code requirements. The Company has reached a settlement and release of all claims against the Company in connection with the complaints served in February 2007 and December 2008 and one of the complaints served in October 2008. The Company has fully paid the settlement amount and the case has been dismissed. The overall settlement amount was not material to the Company’s consolidated financial statements. The Company has reached an agreement with plaintiffs to settle the claims in the second complaint filed in October 2008. In February 2011, the agreement was approved by the Court, and the amount of the overall settlement was not material. The Company intends to vigorously defend against the remaining claims and to vigorously oppose the certification of the remaining matters as class actions. Any potential settlements of these remaining claims are not anticipated to be material to the Company’s consolidated financial statements.

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals, including EPO. In February 2008, the Attorney General’s Office informed the Company that the civil and criminal investigation had been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intended to conduct audits of end stage renal disease (ESRD) dialysis providers in Nevada and such audits would relate to the issues that were the subjects of the investigation. To the Company’s knowledge, no court proceedings have been initiated against the Company at this time. Any negative audit findings could result in a substantial repayment by the Company. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In August 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, DVA Renal Healthcare (formerly known as Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare, a subsidiary of the Company. In February 2011, the arbitration panel denied plaintiff’s request to certify a class. The Company intends to vigorously defend against plaintiff’s remaining individual claims and any appeal that may be filed. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In June 2004, Gambro Healthcare (now known as DVA Renal Healthcare and a subsidiary of the Company) was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, the Company’s estimate of the range of possible damages related to this matter is immaterial to the Company’s consolidated financial statements.

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

17.    DaVita Inc. stock-based compensation and shareholders’ equity

Stock-based compensation

Stock-based compensation recognized in a period represents the straight-line amortization during that period of the estimated grant-date fair value of stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares held in treasury.

Stock-based compensation plans and agreements

On June 7, 2010, the Company’s stockholders approved an amendment and restatement of the DaVita Inc. 2002 Equity Compensation Plan to increase the number of shares of common stock available for issuance under the plan by 10,000,000 shares.

In connection with this amendment, the Board of Directors has committed to the Company’s stockholders that over the three-year period commencing on April 1, 2010 it will not grant a number of shares subject to stock awards under the Company’s equity compensation plan, including stock options, stock appreciation rights, restricted stock units or other stock awards, at an average annual rate greater than 4.02% of the number of shares of the Company’s common stock that management believes will be outstanding over such three-year period. This 4.02% rate is the average of the 2009 and 2010 three-year average median grant rate plus one standard deviation as published by RiskMetrics Group for the Russell 3000 companies in the GICS 3510 industry segment. Awards that are settled in cash, awards that are granted pursuant to stockholder approved exchange programs, awards

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

sold under our employee stock purchase plan and awards assumed or substituted in business combination transactions will be excluded from our grant rate calculation. For purposes of calculating the number of shares granted, any “full-value” awards (i.e., restricted stock, restricted stock unit, performance share or any other award that does not have an exercise price per share at least equal to the per share fair market value of our common stock on the grant date) will count as equivalent to 3.0 shares. The Company will publicly report its compliance with this three-year average annual grant rate commitment, and the data necessary to independently confirm it, in a public filing shortly after March 31, 2013.

The Company’s stock-based compensation plans and agreements are described below.

2002 Plan.    The DaVita Inc. 2002 Equity Compensation Plan (the 2002 Plan) is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2002 Plan mandates a maximum award term of five years, and stipulates that stock appreciation rights and stock options be granted with prices not less than the fair market value on the date of grant. The 2002 Plan further requires that full share awards such as restricted stock units reduce shares available under the 2002 Plan at a rate of 3.0:1. The Company’s nonqualified stock options, stock appreciation rights and stock units awarded under the 2002 Plan generally vest over 48 to 60 months from the date of grant. At December 31, 2010, there were 11,012,487 stock-settled stock appreciation rights and 501,564 stock units outstanding and 10,908,787 shares available for future grants under the 2002 Plan.

Predecessor plans.    Various prior stock-based compensation plans were terminated upon shareholder approval of the 2002 Plan in 2002, and the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan (the 1999 Plan) expired in 2009, both except with respect to option awards then outstanding. Stock options granted under these terminated plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. For these terminated plans, there were 1,000 stock options remaining outstanding under the 1999 Plan as of December 31, 2010.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

A combined summary of the status of awards under these stock-based compensation plans and agreements, including base shares for stock appreciation rights and shares subject to stock option and stock unit awards, is as follows:

	Year ended December 31, 2010
	Stock appreciation rights and stock options			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	13,336,188	$49.41		69,696
Granted	2,037,294	64.50		467,962
Exercised	(4,064,277)	50.06		(31,875)
Cancelled	(295,718)	50.24		(4,219)

Outstanding at end of period	11,013,487	$51.94	2.7	501,564	1.9

Awards exercisable at end of period	4,560,568	$49.94	1.8	6,603	0.5

Weighted-average fair value of awards granted during 2010	$15.87			$62.85

Weighted-average fair value of awards granted during 2009	$12.08			$54.31

Weighted-average fair value of awards granted during 2008	$11.01			$51.13

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.00	501,564	$—	6,603	$—
$40.01–$50.00	4,917,961	46.10	2,048,110	46.47
$50.01–$60.00	4,073,065	52.74	2,497,126	52.72
$60.01–$70.00	1,932,461	64.15	15,332	61.25
$70.01–$80.00	90,000	72.69	—	—

Total	11,515,051	$49.68	4,567,171	$49.87

For the years ended December 31, 2010, 2009, and 2008, the aggregate intrinsic value of stock awards exercised was $67,935, $46,896 and $35,957, respectively. At December 31, 2010, the aggregate intrinsic value of stock awards outstanding was $228,440 and the aggregate intrinsic value exercisable was $89,603.

Estimated fair value of stock-based compensation awards

The Company has estimated the grant-date fair value of stock-settled stock appreciation rights awards and stock options using the Black-Scholes-Merton valuation model and stock unit awards at intrinsic value on the date of grant. The following assumptions were used in estimating these values and determining the total stock-based compensation attributable to the current period:

Expected term of the awards:    The expected term of awards granted represents the period of time that they are expected to remain outstanding from the date of grant. The Company determines the expected term of its

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in the periods indicated is as follows:

	Year ended December 31,
	2010	2009	2008
Expected term	3.5 years	3.5 years	3.4 years
Expected volatility	30%	32%	27%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	1.8%	2.4%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits that were used to purchase the Company’s common stock were $4,933, $4,280, and $4,522 at December 31, 2010, 2009 and 2008, respectively. Subsequent to December 31, 2010, 2009 and 2008, 83,865, 86,213 and 107,340 shares, respectively, were issued to satisfy obligations under the plan. At December 31, 2010, there were 878,887 shares available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2010, 2009 and 2008, respectively: expected volatility of 22%, 34% and 24%; risk-free

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

interest rate of 0.3%, 0.2% and 2.5%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $13.80, $13.90 and $13.65 for 2010, 2009 and 2008, respectively.

Stock-based compensation expense and proceeds

For the years ended December 31, 2010, 2009 and 2008, the Company recognized $45,551, $44,422 and $41,235, respectively, in stock-based compensation expense for stock settled-stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2010, 2009 and 2008 were $17,273, $16,810 and $15,609, respectively. As of December 31, 2010, there was $83,064 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2010, 2009 and 2008, the Company received $48,686, $63,653 and $35,606 in cash proceeds from stock option exercises and $26,706, $18,241 and $13,988 in total actual tax benefits upon the exercise of stock awards, respectively.

Stock repurchases

During 2010 and 2009, the Company repurchased a total of 8,918,760 and 2,902,619 shares of its common stock for $618,496 and $153,495, or an average price of $69.35 and $52.88 per share respectively, pursuant to previously announced authorizations by the Board of Directors. On November 3, 2010, the Company announced that its Board of Directors authorized an increase of an additional $800,000 of share repurchases of its common stock. As a result of these transactions the total outstanding authorization for share repurchases as of December 31, 2010 was $681,524. The Company has not repurchased any additional shares of its common stock through February 25, 2011. This stock repurchase program has no expiration date.

Shareholder rights plan

The Company’s Board of Directors approved a shareholder rights plan on November 14, 2002. This plan is designed to assure that DaVita Inc.’s shareholders receive fair treatment in the event of any proposed takeover of DaVita Inc.

Pursuant to this plan, the Board approved the declaration of a dividend distribution of one common stock purchase right for each outstanding share of its common stock payable on December 10, 2002 to holders of record of DaVita Inc. common stock on November 29, 2002. This rights distribution was not taxable to DaVita Inc.’s shareholders. As a result of the stock split that occurred during the second quarter of 2004, two-thirds of a right are now attached to each share of the Company’s common stock. Two-thirds of a right will also attach to each newly issued or reissued share of common stock. These rights will become exercisable if a person or group acquires, or announces a tender offer for, 15% or more of DaVita Inc.’s outstanding common stock. The triggering person’s stock purchase rights will become void at that time and will not become exercisable.

Each right initially entitles its holder to purchase one share of common stock from the Company at a price of $125.00. If the rights become exercisable, and subject to adjustment for authorized shares available, each purchase right will then entitle its holder to purchase $125.00 of common stock at a price per share equal to 50% of the average daily closing price of the Company’s common stock for the immediately preceding 30 consecutive

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

trading days. If DaVita Inc. is acquired in a merger or other business combination transaction after the rights become exercisable, provisions will be made to allow the holder of each right to purchase $125.00 of common stock from the acquiring company at a price equal to 50% of the average daily closing price of that company’s common stock for the immediately preceding 30 consecutive trading days.

The Board of Directors may elect to redeem the rights at $0.01 per purchase right at any time prior to, or exchange common stock for the rights at an exchange ratio of one share per right at any time after, a person or group acquires or announces a tender offer for 15% or more of DaVita Inc.’s outstanding common stock. The exercise price, number of shares, redemption price or exchange ratio associated with each right may be adjusted as appropriate upon the occurrence of certain events, including any stock split, stock dividend or similar transaction. These purchase rights will expire no later than November 14, 2012.

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

Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Net income attributable to DaVita Inc.	$405,683	$422,684

Decrease in paid-in capital for sales of noncontrolling interest in six and eleven joint ventures, respectively	(298)	(529)
Decrease in paid-in capital for the purchase of a noncontrolling interest in six and six joint ventures, respectively	(5,537)	(3,721)

Net transfer to noncontrolling interests	(5,835)	(4,250)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$399,848	$418,434

During 2009, the Company contributed cash and assets in two centers that were previously wholly-owned in exchange for an equity investment of 40% in a newly formed joint venture valued at $3,600. The Company recognized a pre-tax loss of $1,928 and deconsolidated these centers as a result of the transaction. In 2009, the

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

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

18.    Other comprehensive income

Charges and credits to other comprehensive income have been as follows:

	2008
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(21,190)	$8,243	$(12,947)
Less reclassification of net swap realized losses into net income	4,239	(1,649)	2,590

Net swap activity	(16,951)	6,594	(10,357)

Unrealized losses on investments	(1,922)	748	(1,174)
Less reclassification of net investment realized gains into net income	(486)	189	(297)

Net investment activity	(2,408)	937	(1,471)

Total	$(19,359)	$7,531	$(11,828)

	2009
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(4,220)	$1,642	$(2,578)
Less reclassification of net swap realized losses into net income	17,253	(6,711)	10,542

Net swap activity	13,033	(5,069)	7,964

Unrealized gains on investments	1,614	(628)	986
Less reclassification of net investment realized gains into net income	(261)	102	(159)

Net investment activity	1,353	(526)	827

Total	$14,386	$(5,595)	$8,791

	2010
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(217)	$83	$(134)
Less reclassification of net swap realized losses into net income	9,093	(3,536)	5,557

Net swap activity	8,876	(3,453)	5,423

Unrealized gains on investments	1,007	(392)	615
Less reclassification of net investment realized losses into net income	22	(9)	13

Net investment activity	1,029	(401)	628

Total	$9,905	$(3,854)	$6,051

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Changes in accumulated other comprehensive income (loss) has been as follows:

	Interest rate swaps	Investment securities	Accumulated other comprehensive income
Balance December 31, 2008	$(13,387)	$(952)	$(14,339)
Net activity	7,964	827	8,791

Balance December 31, 2009	$(5,423)	$(125)	$(5,548)
Net activity	5,423	628	6,051

Balance December 31, 2010	$—	$503	$503

19.    Acquisitions

On February 4, 2011, the Company entered into a definitive agreement to acquire all of the outstanding equity securities of CDSI I Holding Company, Inc., parent company of dialysis provider DSI Renal, Inc. (DSI), in cash for approximately $689,200, subject to among other things, adjustments for certain items such as working capital, the purchase of noncontrolling interests, capital assets and acquisitions expenditures. DSI currently operates approximately 106 outpatient dialysis centers serving approximately 8,000 patients. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The transaction is expected to close in the second or third quarter of fiscal 2011.

During 2010, 2009, and 2008, the Company acquired dialysis and other businesses as follows:

	Year ended December 31,
	2010	2009	2008
Cash paid, net of cash acquired	$188,502	$87,617	$101,959
Deferred purchase price and other acquisition obligations	449	338	2,286

Aggregate purchase cost	$188,951	$87,955	$104,245

Number of chronic dialysis centers acquired	41	19	20

In addition in 2010 and 2009, the Company also acquired additional ownership interests in several existing majority-owned joint ventures for $14,214 and $6,859, respectively. In 2008, the Company also acquired an 80% ownership interest in one vascular access clinic for $11,221 and in addition, purchased additional ownership interests in several existing majority-owned joint ventures for $24,409. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions.

The initial purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received, but in no case in excess of one year from the acquisition date.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The aggregate purchase cost allocations for dialysis and other related businesses were as follows:

	Year ended December 31,
	2010	2009	2008
Tangible assets, principally leasehold improvements and equipment	$21,257	$11,140	$7,972
Amortizable intangible assets	18,300	6,703	9,988
Goodwill	152,252	78,199	89,234
Noncontrolling interests assumed	(1,171)	(7,567)	(2,732)
Liabilities assumed	(1,687)	(520)	(217)

Aggregate purchase cost	$188,951	$87,955	$104,245

Amortizable intangible assets acquired during 2010, 2009 and 2008 had weighted-average estimated useful lives of nine, seven and nine years, respectively. In 2010 and 2009, $152,252 and $78,199 of goodwill was associated with the dialysis and related lab services business. In 2008, $76,522 of goodwill was associated with the dialysis and related lab services business and $12,712 was associated with the ancillary services and strategic initiatives. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2010, 2009, and 2008 was approximately $154,000, $72,000 and $109,000, respectively.

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions in 2010 and 2009 had been consummated as of the beginning of 2009, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2010	2009
	(unaudited)
Pro forma net revenues	$6,516,044	$6,288,217
Pro forma net income attributable to DaVita Inc.	417,818	436,420
Pro forma income from continuing operations attributable to DaVita Inc.	417,818	436,420
Pro forma basic net income per share attributable to DaVita Inc.	4.12	4.21
Pro forma diluted net income per share attributable to DaVita Inc.	4.05	4.19

20.    Variable interest entities

Effective January 1, 2010, the FASB eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and required additional disclosures about an enterprise’s involvement in variable interest entities. An entity is required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by having both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity, or the right to receive benefits from the entity. In addition, the FASB established new guidance for determining whether an entity is a variable interest entity, requiring an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

the activities of the entity that most significantly impact the entity’s economic performance. Except for the new disclosures requirements, there was no impact to the Company’s financial statements as a result of implementing these new requirements.

The Company is deemed to be the primary beneficiary of all of the variable interest entities (“VIEs”) with which it is associated. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations or joint ventures that require subordinated support in addition to their equity capital to finance operations. These include both dialysis operations and physician practice management entities.

Under the terms of the applicable arrangement, the Company bears substantially all of the economic risks and rewards of ownership for these operating VIE’s. In some cases, the Company has contractual arrangements with its respective related party nominee owners which indemnify them from the economic losses, and entitle the Company to the economic benefits, that may result from ownership of these VIE’s. DaVita Inc. manages these VIE’s and provides operating and capital funding as necessary to accomplish their operational and strategic objectives. Accordingly, since the Company bears the majority of the risks and rewards attendant to their ownership, the Company consolidates these VIE’s as their primary beneficiary.

Total assets of these consolidated operating VIEs were approximately $6,000 and their liabilities to unrelated third parties were approximately $6,000 at December 31, 2010.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 9 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

21.    Concentrations

Approximately 66% of the Company’s total dialysis and related lab services revenues in 2010, 65% in 2009 and 65% in 2008 are from government-based programs, principally Medicare and Medicaid. Accounts receivable and other receivables, from Medicare, including Medicare-assigned plans, and Medicaid, including Medicaid-assigned plans, were approximately $554,300 and $467,900, respectively as of December 31, 2010 and 2009. No other single payor accounted for more than 5% of total accounts receivable.

A significant physician-prescribed pharmaceutical administered during dialysis, EPO, is provided by a sole supplier and accounted for approximately 18% of the dialysis and related lab services net operating revenues. Although the Company currently receives discounted prices for EPO, the supplier has unilateral pricing discretion and in the future the Company may not be able to achieve the same cost levels historically obtained.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $2,100.

Certain consolidated joint ventures are contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments, for which the classification and measurement requirements have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

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

The Product Supply Agreement committed the Company to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended in 2006 (the Amended Product Supply Agreement) to reduce the Company’s purchase obligations for certain hemodialysis product supplies and equipment, and in 2007, the Company terminated its obligation to purchase certain dialysis machines under the Amended Product Supply Agreement. However, the Company continues to be subject to the Product Supply Agreement’s requirements to purchase a majority of its hemodialysis non-equipment product supplies, such as dialyzers, from Gambro at fixed prices.

During 2010, 2009 and 2008, the Company purchased $115,682, $87,983 and $83,360 of hemodialysis product supplies from Gambro Renal Products, representing 2% of the Company’s total operating costs, for all years presented.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The centers acquired from Gambro Healthcare were subject to a five-year Corporate Integrity Agreement in connection with its December 2004 settlement with the U.S. Government that imposed significant specific compliance operating and reporting requirements, and required an annual audit by an independent reporting organization. The corporate integrity agreement expired on November 30, 2009. The Company submitted its final annual report to the Office of the Inspector General, U.S. Department of Health and Human Services on January 14, 2010. On February 16, 2010, the Company was informed by the OIG that it has received the Company’s final annual report and determined that DVA Renal Healthcare, a wholly-owned subsidiary of the Company, complied with the terms of the corporate integrity agreement during the final reporting period and that the Fifth Annual Report is complete. The five year term of the corporate integrity agreement has now concluded and DVA Renal Healthcare is no longer subject to its terms.

In January 2010, the Company entered into an agreement with Fresenius which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. During 2010, the Company purchased $103,183 of certain equipment, parts and supplies from Fresenius.

In July 2010, the Company announced that it will construct a new corporate headquarters in Denver, Colorado. In July 2010, the Company acquired the land and existing improvements for approximately $12,000. Effective December 18, 2010, the Company entered into a construction agreement for the construction of the new building. The Company currently estimates the total construction costs and other project costs of the building will be approximately $95,000. Construction is expected to begin in early 2011, and is estimated to be complete in the second half of 2012. In 2010, the Company paid architecture and other design costs totaling approximately $5,000.

Other than operating leases disclosed in Note 14 to the consolidated financial statements, the letters of credit disclosed in Note 13 to the consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2010.

23.    Fair values of financial instruments

Effective December 15, 2009, FASB amended certain fair value disclosure requirements to include additional disclosures related to significant transfers in and out of the various fair value hierarchy levels and to clarify existing disclosures by providing disaggregate levels for each class of assets and liabilities. The Company is also required to provide additional disclosures on the valuation techniques and inputs used to measure fair value, as well as changes to the valuation techniques and inputs, for both recurring and nonrecurring assets and liabilities carried at fair value. In addition, the Company is also required to disclose the reason for making changes to its valuation techniques, assumptions and or other unobservable market inputs. Certain other disclosures on reporting the gross activity rather than the net activity for Level 3 fair value measurements is effective for fiscal years beginning after December 31, 2010. See Note 22 to the consolidated financial statements for further discussion. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The following tables summarize the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$10,048	$10,048	$—	$—

Temporary equity
Noncontrolling interests subject to put provisions	$383,052	$—	$—	$383,052

	December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$8,816	$8,816	$—	$—

Liabilities
Interest rate swap agreements	$10,792	$—	$10,792	$—

Temporary equity
Noncontrolling interests subject to put provisions	$331,725	$—	$—	$331,725

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

Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2010 and 2009 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $2,741,619 as of December 31, 2010, and the fair value was $2,765,625 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $1,530,625 at December 31, 2010 based upon quoted market prices, as compared to the carrying amount of $1,550,000.

24.    Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

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

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment margin to income before income taxes:

	Years ended December 31,
	2010	2009(2)	2008(2)
Segment revenues:
Dialysis and related lab services(1)	$6,072,894	$5,791,729	$5,415,363
Other—Ancillary services and strategic initiatives	374,497	317,071	244,810

Consolidated revenues	$6,447,391	$6,108,800	$5,660,173

Segment operating margin (loss):
Dialysis and related lab services	$1,039,165	$994,477	$939,391
Other—Ancillary services and strategic initiatives	(5,586)	(12,226)	(29,856)

Total segment margin	1,033,579	982,251	909,535
Reconciliation of segment margin to income before income taxes:
Stock-based compensation	(45,551)	(44,422)	(41,235)
Equity investment income	8,999	2,442	796

Consolidated operating income	997,027	940,271	869,096
Debt expense	(181,607)	(185,755)	(224,716)
Debt refinancing and redemption charges	(74,382)	—	—
Other income	3,420	3,708	12,411

Consolidated income before income taxes	$744,458	$758,224	$656,791

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company either owns a minority equity investment or are wholly-owned by third parties.
(2)	Certain costs previously reported in the Ancillary Services and Strategic Initiatives have been reclassified to the dialysis and related lab services to conform to the current year presentation.

Depreciation and amortization expense for the dialysis and related lab services for 2010, 2009 and 2008 were $227,677, $221,907 and $210,143, respectively, and were $6,701, $7,079 and $6,774, respectively, for the ancillary services and strategic initiatives.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Summary of assets by segment is as follows:

	December 31,
	2010	2009
Segment assets
Dialysis and related lab services	$7,862,882	$7,311,604
Other—Ancillary services and strategic initiatives	225,624	224,001
Equity investments	25,918	22,631

Consolidated assets	$8,114,424	$7,558,236

In 2010 and 2009, the total amount of expenditures for property and equipment for the dialysis and related lab services were $271,559 and $271,817, respectively, and were $7,226 and $2,788, respectively, for the ancillary services and strategic initiatives.

25.    Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2010	2009	2008
Cash paid:
Income taxes	$207,265	$161,671	$163,147
Interest	190,949	186,280	222,558
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	3,983	—	—
Assets exchanged for equity investments	—	2,618	—
Assets received for additional noncontrolling interests	—	51	—
Issuance of noncontrolling interests	1,139	—	—

26.    Selected quarterly financial data (unaudited)

	2010				2009
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$1,649,417	$1,651,649	$1,586,907	$1,559,418	$1,568,204	$1,573,915	$1,519,041	$1,447,640
Operating income	255,405	256,591	242,365	242,666	238,712	245,001	235,954	220,604
Income before income taxes	132,362	217,860	195,322	198,914	194,563	200,465	190,139	173,057
Net income attributable to DaVita Inc.	69,020	119,387	107,853	109,423	109,724	110,930	105,819	96,211
Basic earnings per share attributable to DaVita Inc.	0.71	1.16	1.05	1.05	1.07	1.07	1.02	0.93
Diluted earnings per share attributable to DaVita Inc.	$0.70	$1.15	$1.04	$1.04	$1.06	$1.06	$1.02	$0.92

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

27.    Consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The senior notes were issued by the Company on October 20, 2010 and are guaranteed by substantially all of its direct and indirect domestic wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, certain wholly-owned subsidiaries, foreign subsidiaries, joint ventures, partnerships and third parties are not guarantors of these obligations.

Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2010
Net operating revenues	$431,780	$5,203,528	$1,289,521	$(477,438)	$6,447,391
Operating expenses	259,302	4,623,508	1,044,992	(477,438)	5,450,364

Operating income	172,478	580,020	244,529	—	997,027
Debt (expense)	(257,243)	(163,034)	(1,277)	165,565	(255,989)
Other income, net	165,934	1,837	1,214	(165,565)	3,420
Income tax expense	31,656	220,982	7,601	—	260,239
Equity earnings in subsidiaries	356,170	157,278	—	(513,448)	—

Net income	405,683	355,119	236,865	(513,448)	484,219
Less: Net income attributable to noncontrolling interests	—	—	—	(78,536)	(78,536)

Net income attributable to DaVita Inc.	$405,683	$355,119	$236,865	$(591,984)	$405,683

For the year ended December 31, 2009
Net operating revenues	$401,058	$5,012,311	$1,149,074	$(453,643)	$6,108,800
Operating expenses	246,578	4,381,211	994,383	(453,643)	5,168,529

Operating income	154,480	631,100	154,691	—	940,271
Debt (expense)	(188,109)	(181,853)	(1,721)	185,928	(185,755)
Other income, net	186,189	2,720	727	(185,928)	3,708
Income tax expense	60,414	218,733	(682)	—	278,465
Equity earnings in subsidiaries	330,538	94,964	—	(425,502)	—

Net income	422,684	328,198	154,379	(425,502)	479,759
Less: Net income attributable to noncontrolling interests	—	—	—	(57,075)	(57,075)

Net income attributable to DaVita Inc.	$422,684	$328,198	$154,379	$(482,577)	$422,684

For the year ended December 31, 2008
Net operating revenues	$363,112	$4,725,932	$986,996	$(415,867)	$5,660,173
Operating expenses	228,729	4,109,033	869,182	(415,867)	4,791,077

Operating income	134,383	616,899	117,814	—	869,096
Debt (expense)	(227,535)	(210,030)	(2,874)	215,723	(224,716)
Other income, net	206,488	4,579	17,067	(215,723)	12,411
Income tax expense	43,748	191,273	450	—	235,471
Equity earnings in subsidiaries	304,572	82,469	—	(387,041)	—

Net income	374,160	302,644	131,557	(387,041)	421,320
Less: Net income attributable to noncontrolling interests	—	—	—	(47,160)	(47,160)

Net income attributable to DaVita Inc.	$374,160	$302,644	$131,557	$(434,201)	$374,160

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2010
Cash and cash equivalents	$856,803	$—	$3,314	$—	$860,117
Accounts receivable, net	—	895,955	153,021	—	1,048,976
Other current assets	11,231	653,670	48,860	—	713,761

Total current assets	868,034	1,549,625	205,195	—	2,622,854
Property and equipment, net	30,409	888,927	251,472	—	1,170,808
Amortizable intangible assets, net	58,967	98,795	4,873	—	162,635
Investments in subsidiaries	6,154,398	555,579	—	(6,709,977)	—
Intercompany receivables	—	516,286	208,030	(724,316)	—
Other long-term assets and investments	8,951	56,996	873	—	66,820
Goodwill	—	3,731,983	359,324	—	4,091,307

Total assets	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

Current liabilities	$61,384	$786,114	$76,847	$—	$924,345
Intercompany payables	611,919	—	112,397	(724,316)	—
Long-term debt and other long-term liabilities	4,210,703	539,620	19,570	—	4,769,893
Noncontrolling interests subject to put provisions	258,331	—	—	124,721	383,052
Total DaVita Inc. shareholders’ equity	1,978,422	6,072,457	637,520	(6,709,977)	1,978,422
Noncontrolling interest not subject to put provisions	—	—	183,433	(124,721)	58,712

Total equity	1,978,422	6,072,457	820,953	(6,834,698)	2,037,134

Total liabilities and equity	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

As of December 31, 2009
Cash and cash equivalents	$534,550	$—	$4,909	$—	$539,459
Accounts receivable, net	—	943,236	162,667	—	1,105,903
Other current assets	15,619	593,472	48,068	—	657,159

Total current assets	550,169	1,536,708	215,644	—	2,302,521
Property and equipment, net	11,232	850,985	242,708	—	1,104,925
Amortizable intangible assets, net	30,212	102,112	4,408	—	136,732
Investments in subsidiaries	5,528,112	546,890	—	(6,075,002)	—
Intercompany receivables	—	—	226,862	(226,862)	—
Other long-term assets and investments	7,700	54,283	879	—	62,862
Goodwill	—	3,606,634	344,562	—	3,951,196

Total assets	$6,127,425	$6,697,612	$1,035,063	$(6,301,864)	$7,558,236

Current liabilities	$170,061	$768,153	$108,727	$—	$1,046,941
Intercompany payables	105,015	18,067	103,780	(226,862)	—
Long-term debt and other long-term liabilities	3,507,753	458,415	19,243	—	3,985,411
Noncontrolling interests subject to put provisions	209,530	—	—	122,195	331,725
Total DaVita Inc. shareholders’ equity	2,135,066	5,452,977	622,025	(6,075,002)	2,135,066
Noncontrolling interest not subject to put provisions	—	—	181,288	(122,195)	59,093

Total equity	2,135,066	5,452,977	803,313	(6,197,197)	2,194,159

Total liabilities and equity	$6,127,425	$6,697,612	$1,035,063	$(6,301,864)	$7,558,236

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2010
Cash flows from operating activities
Net income.	$405,683	$355,119	$236,865	$(513,448)	$484,219
Changes in operating assets and liabilities and non cash items included in net income	(322,388)	139,646	24,758	513,448	355,464

Net cash provided by operating activities	83,295	494,765	261,623	—	839,683

Cash flows from investing activities
Additions of property and equipment	(24,118)	(199,147)	(50,337)	—	(273,602)
Acquisitions	—	(187,557)	(945)	—	(188,502)
Proceeds from asset sales	—	22,727	—	—	22,727
Other items	(470)	3,214	—	—	2,744

Net cash used in by investing activities	(24,588)	(360,763)	(51,282)	—	(436,633)

Cash flows from financing activities
Long-term debt	563,350	1,987	(4,391)	—	560,946
Intercompany borrowing	258,649	(125,185)	(133,464)	—	—
Other items	(558,453)	(10,804)	(74,081)	—	(643,338)

Net cash provided by (used in) financing activities	263,546	(134,002)	(211,936)	—	(82,392)

Net increase (decrease) in cash and cash equivalents	322,253	—	(1,595)	—	320,658
Cash and cash equivalents at beginning of the year	534,550	—	4,909	—	539,459

Cash and cash equivalents at the end of the year	$856,803	$—	$3,314	$—	$860,117

For the year ended December 31, 2009
Cash flows from operating activities
Net income.	$422,684	$328,198	$154,379	$(425,502)	$479,759
Changes in operating assets and liabilities and non cash items included in net income	(257,795)	(58,609)	77,853	425,502	186,951

Net cash provided by operating activities	164,889	269,589	232,232	—	666,710

Cash flows from investing activities
Additions of property and equipment	(1,748)	(207,738)	(65,119)	—	(274,605)
Acquisitions	—	(87,617)	—	—	(87,617)
Proceeds from asset sales	—	7,697	—	—	7,697
Other items	11,631	(3,166)	—	—	8,465

Net cash provided by (used in) investing activities	9,883	(290,824)	(65,119)	—	(346,060)

Cash flows from financing activities
Long-term debt	(60,619)	(1,962)	1,307	—	(61,274)
Intercompany borrowing	101,458	20,681	(122,139)	—	—
Other items	(78,637)	2,516	(54,677)	—	(130,798)

Net cash (used in) provided by financing activities	(37,798)	21,235	(175,509)	—	(192,072)

Net increase (decrease) in cash and cash equivalents	136,974	—	(8,396)	—	128,578
Cash and cash equivalents at beginning of the year	397,576	—	13,305	—	410,881

Cash and cash equivalents at the end of the year	$534,550	$—	$4,909	$—	$539,459

For the year ended December 31, 2008
Cash flows from operating activities
Net income	$374,160	$302,644	$131,557	$(387,041)	$421,320
Changes in operating assets and liabilities and non cash items included in net income	(379,807)	143,586	41,561	387,041	192,381

Net cash (used in) provided by operating activities	(5,647)	446,230	173,118	—	613,701

Cash flows from investing activities
Additions of property and equipment	(2,546)	(222,848)	(92,568)	—	(317,962)
Acquisitions	(439)	(101,520)	—	—	(101,959)
Proceeds from asset sales	—	530	—	—	530
Other items	19,281	2,371	—	—	21,652

Net cash provided by (used in) investing activities	16,296	(321,467)	(92,568)	—	(397,739)

Cash flows from financing activities
Long-term debt	(17,805)	1,664	2,460	—	(13,681)
Intercompany borrowing	146,030	(112,719)	(33,311)	—	—
Other items	(184,455)	(13,708)	(40,283)	—	(238,446)

Net cash used in financing activities	(56,230)	(124,763)	(71,134)	—	(252,127)

Net (decrease) increase in cash and cash equivalents	(45,581)	—	9,416	—	(36,165)
Cash and cash equivalents at the beginning of the year	443,157	—	3,889	—	447,046

Cash and cash equivalents at the end of the year	$397,576	$—	$13,305	$—	$410,881

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 25, 2011.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Luis A. Borgen, and Kim M. Rivera, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/S/ LUIS A. BORGEN Luis A. Borgen	Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ JAMES K. HILGER James K. Hilger	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/S/ PAMELA M. ARWAY Pamela M. Arway	Director	February 25, 2011

/S/ CHARLES G. BERG Charles G. Berg	Director	February 25, 2011

/S/ WILLARD W. BRITTAIN Willard W. Brittain	Director	February 25, 2011

/S/ CAROL A. DAVIDSON Carol A. Davidson	Director	February 25, 2011

/S/ PAUL J. DIAZ Paul J. Diaz	Director	February 25, 2011

/S/ PETER T. GRAUER Peter T. Grauer	Director	February 25, 2011

/S/ JOHN M. NEHRA John M. Nehra	Director	February 25, 2011

/S/ WILLIAM L. ROPER William L. Roper	Director	February 25, 2011

/S/ ROGER J. VALINE Roger J. Valine	Director	February 25, 2011

II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 25, 2011, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts included in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

/s/ KPMG LLP

Seattle, Washington

February 25, 2011

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2008	$195,953	$146,229	$130,960	$211,222
Year ended December 31, 2009	$211,222	$161,786	$143,691	$229,317
Year ended December 31, 2010	$229,317	$171,250	$164,938	$235,629

S-2

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(9)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(12)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(23)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of March 2, 2007.(25)

4.1	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(11)

4.4	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(13)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(21)

4.6	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.7	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(26)

4.9	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.10	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.11	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

4.12	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.(6)*

10.3	Second Amendment to Mr. Mello’s Employment Agreement, effective December 12, 2008.(33)*

10.4	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(7)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(24)*

10.6	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(32)*

10.7	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(14)*

10.8	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.(32)*

10.9	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(13)*

10.10	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(32)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(15)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(32)*

10.13	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(28)*

10.14	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.*

10.15	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney.(36)*

10.16	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(29)*

10.17	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(30)*

10.18	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(32)*

10.19	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(32)*

10.20	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(35)*

10.21	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen.(36)*

10.22	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010.(36)*

10.23	Memorandum Relating to Bonus Structure for Kent J. Thiry.(36)*

10.24	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(36)*

10.25	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr.(36)*

10.26	Form of Indemnity Agreement.(20)*

10.27	Form of Indemnity Agreement.(14)*

10.28	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(34)*

10.29	Executive Retirement Plan.(32)*

10.30	Post-Retirement Deferred Compensation Arrangement.(14)*

10.31	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(32)*

10.32	DaVita Voluntary Deferral Plan.(11)*

10.33	Deferred Bonus Plan (Prosperity Plan).(31)

10.34	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(32)*

10.35	Amended and Restated Employee Stock Purchase Plan.(27)*

10.36	Severance Plan.(36)*

10.37	Change in Control Bonus Program.(32)*

10.38	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.39	Non-Management Director Compensation Philosophy and Plan.(28)*

10.40	Amended and Restated 2002 Equity Compensation Plan.(10)*

10.41	Amended and Restated 2002 Equity Compensation Plan.(19)*

10.42	Amended and Restated 2002 Equity Compensation Plan.(27)*

10.43	Amended and Restated 2002 Equity Compensation Plan.(32)*

10.44	DaVita Inc. 2002 Equity Compensation Plan.(37)*

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(18)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.47	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.48	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.49	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.50	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.51	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.52	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(32)*

10.53	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.54	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.55	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.56	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.57	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.58	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(11)

10.59	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.60	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.61	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(11)

10.62	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(39)

10.63	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(11)

10.64	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(17)**

10.65	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(22)

10.66	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(31)**

10.67	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010. ✓**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(8)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 25, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 25, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 25, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 25, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

***	XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(13)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(16)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(23)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(24)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(29)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(31)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(32)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(33)	Filed on May 7, 2009 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(34)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(36)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(37)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(38)	Filed on October 19, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.