Form 10-Q
period 2011-03-31
DAVITA INC
filed 2011-05-06
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

March 31, 2011

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

As of April 29, 2011, the number of shares of the Registrant’s common stock outstanding was approximately 95.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $8.4 billion.

DAVITA INC.

Note: Items 3 and 4 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Net operating revenues	$1,605,958	$1,559,418
Operating expenses and charges:
Patient care costs	1,115,996	1,082,789
General and administrative	151,602	137,277
Depreciation and amortization	62,037	57,468
Provision for uncollectible accounts	42,289	41,563
Equity investment income	(1,519)	(2,345)

Total operating expenses and charges	1,370,405	1,316,752

Operating income	235,553	242,666
Debt expense	(58,595)	(44,583)
Other income	841	831

Income before income taxes	177,799	198,914
Income tax expense	63,047	73,914

Net income	114,752	125,000
Less: Net income attributable to noncontrolling interests	(20,250)	(15,577)

Net income attributable to DaVita Inc.	$94,502	$109,423

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$0.98	$1.05

Diluted earnings per share attributable to DaVita Inc.	$0.96	$1.04

Weighted average shares for earnings per share:
Basic	96,263,802	103,364,869

Diluted	98,378,371	104,765,600

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,006,010	$860,117
Short-term investments	23,006	23,003
Accounts receivable, less allowance of $227,651 and $235,629	1,069,437	1,048,976
Inventories	69,641	76,008
Other receivables	277,065	304,366
Other current assets	46,342	43,994
Income tax receivables	10,419	40,330
Deferred income taxes	224,996	226,060

Total current assets	2,726,916	2,622,854
Property and equipment, net	1,183,744	1,170,808
Amortizable intangibles, net	156,614	162,635
Equity investments	24,498	25,918
Long-term investments	8,434	8,848
Other long-term assets	40,659	32,054
Goodwill	4,182,076	4,091,307

	$8,322,941	$8,114,424

LIABILITIES AND EQUITY
Accounts payable	$227,401	$181,033
Other liabilities	352,490	342,943
Accrued compensation and benefits	352,931	325,477
Current portion of long-term debt	74,551	74,892

Total current liabilities	1,007,373	924,345
Long-term debt	4,218,201	4,233,850
Other long-term liabilities	86,615	89,290
Alliance and product supply agreement, net	23,985	25,317
Deferred income taxes	443,878	421,436

Total liabilities	5,780,052	5,694,238
Commitments and contingencies
Noncontrolling interests subject to put provisions	405,988	383,052
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 96,395,372 and 96,001,535 shares outstanding)	135	135
Additional paid-in capital	618,362	620,546
Retained earnings	2,812,319	2,717,817
Treasury stock, at cost (38,466,911 and 38,860,748 shares)	(1,354,744)	(1,360,579)
Accumulated other comprehensive (loss) income	(1,677)	503

Total DaVita Inc. shareholders’ equity	2,074,395	1,978,422
Noncontrolling interests not subject to put provisions	62,506	58,712

Total equity	2,136,901	2,037,134

	$8,322,941	$8,114,424

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$114,752	$125,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,037	57,468
Stock-based compensation expense	9,716	10,233
Tax benefits from stock award exercises	13,868	7,873
Excess tax benefits from stock award exercises	(7,196)	(1,378)
Deferred income taxes	18,221	(3,311)
Equity investment income, net	1,420	(1,334)
Loss (gain) on disposal of assets and other non-cash charges	5,506	(695)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(20,461)	594
Inventories	7,429	1,818
Other receivables and other current assets	24,922	44,343
Other long-term assets	990	(782)
Accounts payable	26,565	1,800
Accrued compensation and benefits	31,542	17,349
Other current liabilities	9,483	(45,063)
Income taxes	29,878	47,617
Other long-term liabilities	1,111	315

Net cash provided by operating activities	329,783	261,847

Cash flows from investing activities:
Additions of property and equipment, net	(67,530)	(42,585)
Acquisitions	(81,523)	(1,069)
Proceeds from asset sales	2,812	16,264
Purchase of investments available for sale	(298)	(521)
Purchase of investments held-to-maturity	(15,161)	(12,522)
Proceeds from sale of investments available for sale	1,149	880
Proceeds from maturities of investments held-to-maturity	15,163	15,990
Purchase of equity investments and other assets	—	(350)
Distributions received on equity investments	—	350

Net cash used in investing activities	(145,388)	(23,563)

Cash flows from financing activities:
Borrowings	10,983,125	4,877,000
Payments on long-term debt	(11,000,635)	(4,902,041)
Interest rate cap premiums and other deferred financing costs	(13,399)	—
Distributions to noncontrolling interests	(22,187)	(18,658)
Stock award exercises and other share issuances, net	3,410	21,073
Excess tax benefits from stock award exercises	7,196	1,378
Contributions from noncontrolling interests	3,959	1,613
Proceeds from sales of additional noncontrolling interests	785	108
Purchases from noncontrolling interests	(756)	(2,307)

Net cash used in financing activities	(38,502)	(21,834)

Net increase in cash and cash equivalents	145,893	216,450
Cash and cash equivalents at beginning of period	860,117	539,459

Cash and cash equivalents at end of period	$1,006,010	$755,909

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	52,589				405,683				405,683	25,947	$484,219
Unrealized losses on interest rate swaps, net of tax								(134)	(134)		(134)
Less reclassification of net swap realized losses into net income, net of tax								5,557	5,557		5,557
Unrealized gains on investments, net of tax								615	615		615
Less reclassification of net investment realized losses into net income, net of tax								13	13		13

Total comprehensive income											$490,270

Stock purchase shares issued				2,129		86	2,151		4,280
Stock unit shares issued				(875)		32	875		—
Stock options and SSARs exercised				455		1,740	48,231		48,686
Stock-based compensation expense				45,551					45,551
Excess tax benefits from stock awards exercised				6,283					6,283
Distributions to noncontrolling interests	(54,612)									(28,979)
Contributions from noncontrolling interests	5,439									4,071
Sales and assumptions of additional noncontrolling interests	4,059			(298)					(298)	2,308
Purchases from noncontrolling interests	(4,949)			(5,537)					(5,537)	(3,728)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	73,372			(73,372)					(73,372)
Other adjustments				(46)					(46)
Purchase of treasury stock						(8,919)	(618,496)		(618,496)

Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	10,595				94,502				94,502	9,655	$114,752
Unrealized losses on interest rate swap and cap agreements, net of tax								(4,134)	(4,134)		(4,134)
Less reclassification of net swap and cap agreements realized losses into net income, net of tax								1,743	1,743		1,743
Unrealized gains on investments, net of tax								268	268		268
Less reclassification of net investment realized gains into net income, net of tax								(57)	(57)		(57)

Total comprehensive income											$112,572

Stock purchase shares issued				1,997		84	2,936		4,933
Stock unit shares issued				(570)		16	570		—
Stock options and SSARs exercised				(13,721)		456	15,965		2,244
Stock-based compensation expense				9,716					9,716
Excess tax benefits from stock awards exercised				7,196					7,196
Distributions to noncontrolling interests	(13,985)									(8,202)
Contributions from noncontrolling interests	1,476									2,483
Sales and assumptions of additional noncontrolling interests	18,635			27					27
Purchases from noncontrolling interests				(614)					(614)	(142)
Changes in fair value of noncontrolling interests	6,215			(6,215)					(6,215)
Purchase of treasury stock						(162)	(13,636)		(13,636)

Balance at March 31, 2011	$405,988	134,862	$135	$618,362	$2,812,319	(38,467)	$(1,354,744)	$(1,677)	$2,074,395	$62,506

See notes to condensed consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita Inc. and its consolidated subsidiaries.

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc., net of the decrease (increase) in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2011	2010
Basic:
Net income attributable to DaVita Inc.	$94,502	$109,423
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	27	(869)

Net income for basic earnings per share calculation	94,529	108,554

Weighted average shares outstanding during the period	96,258	103,356
Vested stock units	6	9

Weighted average shares for basic earnings per share calculation	96,264	103,365

Basic net income per share attributable to DaVita Inc.	$0.98	$1.05

Diluted:
Net income for diluted earnings per share calculation	$94,502	$109,423
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	27	(869)

Net income for diluted earnings per share calculation	94,529	108,554

Weighted average shares outstanding during the period	96,258	103,356
Vested stock units	6	9
Assumed incremental shares from stock plans	2,114	1,401

Weighted average shares for diluted earnings per share calculation	98,378	104,766

Diluted net income per share attributable to DaVita Inc.	$0.96	$1.04

Share-based anti-dilutive awards excluded from calculation (1)	558	651

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the three months ended March 31, 2011, the Company granted 911 stock-settled stock appreciation rights with a grant-date fair value of $19,889 and a weighted-average expected life of approximately 4.2 years, and also granted 6 stock units with a grant-date fair value of $459 and a weighted-average expected life of approximately 2.0 years.

For the three months ended March 31, 2011 and 2010, the Company recognized $9,716 and $10,233, respectively, in stock-based compensation expense for stock-settled stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which are primarily included in general and

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

administrative expenses. The estimated tax benefits recorded for stock-based compensation through March 31, 2011 and 2010 was $3,673 and $3,880, respectively. As of March 31, 2011, there was $86,734 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the three months ended March 31, 2011 and 2010, the Company received $2,244 and $20,119, respectively, in cash proceeds from stock option exercises and $13,868 and $7,873, respectively, in actual tax benefits upon the exercise of stock awards.

During the first quarter of 2011, the Company repurchased a total of 162 shares of its common stock for $13,636 or an average price of $84.02 per share. As of March 31, 2011, all of these share repurchases had not yet been settled in cash. In addition, the Company also repurchased a total of 969 shares of its common stock from April 1, 2011 through April 30, 2011 for $84,390 or an average price of $87.08 per share. As a result of these transactions, the Company’s remaining board authorization for share repurchases as of April 30, 2011 is approximately $583,500.

On March 10, 2011, the Company and The Bank of New York Mellon Trust Company, N.A., as rights agent, entered into an amendment (the “Amendment”) to the Rights Agreement, dated November 14, 2002 (the “Rights Plan”). The Amendment accelerates the expiration of the rights issued under the Rights Plan from the close of business on November 14, 2012 to the close of business on March 10, 2011. Accordingly, as of the close of business on March 10, 2011, the rights issued under the Rights Plan expired and are no longer outstanding.

4. Long-term debt

Long-term debt was comprised of the following:

	March 31, 2011	December 31, 2010
Senior Secured Credit Facilities:
Term loan A	$987,500	$1,000,000
Term loan B	1,745,625	1,750,000
Senior notes	1,550,000	1,550,000
Acquisition obligations and other notes payable	8,612	9,049
Capital lease obligations	9,027	8,074

Total debt principal outstanding	4,300,764	4,317,123
Discount on long-term debt	(8,012)	(8,381)

	4,292,752	4,308,742
Less current portion	(74,551)	(74,892)

	$4,218,201	$4,233,850

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Scheduled maturities of long-term debt at March 31, 2011 were as follows:

2011 (remainder of the year)	57,430
2012	68,962
2013	119,031
2014	168,483
2015	668,172
2016	1,663,100
Thereafter	1,555,586

During the first three months of 2011, the Company made mandatory principal payments totaling $12,500 on the Term Loan A and $4,375 on the Term Loan B.

In January 2011, the Company entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are not held for trading or speculative purposes, and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, in January 2011, the Company entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt, as described below. These cap agreements are also designated as cash flow hedges and as a result changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight line basis over the term on the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of March 31, 2011, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $987,500. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $11,800 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2011 will be reclassified into income over the next twelve months.

As of March 31, 2011, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s derivative instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long-term liabilities	$947	Other long-term liabilities	$—

Interest rate cap agreements	Other long-term assets	$9,595	Other long-term assets	$—

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three months ended March 31, 2011 and 2010:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements		Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2011	2010		2011	2010
Interest rate swap agreements	$(3,200)	$(283)	Debt expense	$(2,254)	$(3,579)
Interest rate cap agreements	(3,564)	—	Debt expense	(598)	—
Tax benefit	2,630	110		1,109	1,392

Total	$(4,134)	$(173)		$(1,743)	$(2,187)

Total comprehensive income for the three months ended March 31, 2011 was $112,572, including a decrease to other comprehensive income due to unrealized valuation losses on interest rate swaps and caps of $2,391, net of tax, net of amounts reclassified into income, and an increase to other comprehensive income for unrealized valuation gains on investments, and the amounts reclassified into income of $211, net of tax.

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

As of March 31, 2011, the Company’s interest rates were economically fixed on primarily all of its total debt.

As a result of the swap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.67%, based upon the current margins in effect of 2.75% for the Term loan A and 3.00% for the Term Loan B, as of March 31, 2011.

The Company’s overall weighted average effective interest rate during the first quarter of 2011 was 5.20% and as of March 31, 2011 was 5.34%.

As of March 31, 2011, the Company had undrawn revolving credit facilities totaling $250,000 of which approximately $45,789 was committed for outstanding letters of credit.

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

Inquiries by the Federal Government

Eastern District of Missouri Matter: In March 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through March 2005. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen®, or EPO. In May 2007, the Company received a request for documents related to durable medical equipment and supply companies owned and operated by the Company. The Company cooperated with the inquiry and has produced the requested records. The subpoenas were issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. The Company has not received a communication from the St. Louis U.S. Attorney’s Office on this matter in over 2 years.

Eastern District of Texas Matter: In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company has cooperated with the inquiry and has produced all previously requested records to date. The Company was contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and the Company was subsequently served with a complaint by the relator. The government did not intervene and is not actively pursuing this matter. The relator is pursuing the claims independently and the parties are engaged in active litigation. The Company believes that there is some overlap between this issue and the ongoing review of EPO utilization in the Eastern District of Missouri matter described above.

Northern District of Georgia Matter: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. The Company has been in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and was advised that this is a civil

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil qui tam complaint filed by individuals and brought pursuant to the federal False Claims Act. On April 1, 2011, the United States District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the United States would not be intervening and not pursuing the relator’s allegation in litigation. It is possible that the relators will independently pursue the case.

Dallas Matter: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005, to the present, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The subject matter of this subpoena overlaps with the subject matter in the Eastern District of Missouri Matter described above. The Company met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company has been advised that this is a civil investigation. The Company is cooperating with the inquiry and is producing the requested records.

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

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The lawsuit, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. The Company intends to vigorously defend against these claims and to vigorously oppose the certification of these claims as a class action. Any potential settlement of these claims is not anticipated to be material to the Company’s condensed consolidated financial statements.

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

In August 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, the Company’s subsidiary, DVA Renal Healthcare (formerly known as Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare. In February 2011, the arbitration panel denied plaintiff’s request to certify a class. The Company intends to vigorously defend against plaintiff’s remaining individual claims and any appeal that may be filed. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The Company intends to vigorously defend against these claims. The Company also intends to vigorously oppose the certification of this matter as a class action. At this time, any potential settlement of these claims is not anticipated to be material to the Company’s consolidated financial statements.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The Company’s investments consist of the following:

	March 31, 2011			December 31, 2010
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$21,806	$—	$21,806	$21,803	$—	$21,803
Investments in mutual funds	—	9,634	9,634	—	10,048	10,048

	$21,806	$9,634	$31,440	$21,803	$10,048	$31,851

Short-term investments	$21,806	$1,200	$23,006	$21,803	$1,200	$23,003
Long-term investments	—	8,434	8,434	—	8,848	8,848

	$21,806	$9,634	$31,440	$21,803	$10,048	$31,851

The cost of the certificates of deposit, money market funds and U.S. treasury notes at March 31, 2011 and December 31, 2010 approximates their fair value. As of March 31, 2011 and December 31, 2010, the available for sale investments included $1,168 and $824, of gross pre-tax unrealized gains, respectively. During the three months ended March 31, 2011, the Company recorded gross pre-tax unrealized gains of $437, or $268 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2011, the Company sold equity securities in mutual funds for net proceeds of $1,149, and recognized a pre-tax gain of $93, or $57 after tax, that was previously recorded in other comprehensive income. During the three months ended March 31, 2010, the Company sold investments in mutual funds for net proceeds of $880, and recognized a pre-tax loss of $22, or $14 after tax, that was previously recorded in other comprehensive income.

As of March 31, 2011, investments totaling $18,538 classified as held to maturity are investments used to maintain certain capital requirements of the special need plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in process of paying out all incurred claims. The Company also expects to liquidate its investments that are currently held to maintain certain capital requirements as soon as the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

7. Fair value of financial instruments

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities and commitments. The Company also has classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of March 31, 2011:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$9,634	$9,634	$—	$—

Interest rate cap agreements	$9,595	$—	$9,595	$—

Liabilities
Interest rate swap agreements	$947	$—	$947	$—

Temporary equity
Noncontrolling interests subject to put provisions	$405,988	$—	$—	$405,988

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon the quoted market prices as reported by each mutual fund. See Note 6 to the condensed consolidated financial statements for further discussion.

The interest rate swap and cap agreements are recorded at fair value based upon valuation models and a variety of techniques as reported by various broker dealers that are based upon relevant observable market inputs such as current interest rates, forward yield curves, and other credit and liquidity market conditions. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap and cap agreements would be materially different than the fair values as currently reported. See Note 4 to the condensed consolidated financial statements for further discussion.

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at March 31, 2011 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $2,725,113 as of March 31, 2011 and the fair value was $2,737,776 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $1,565,423 at March 31, 2011, based upon quoted market prices, as compared to the carrying amount of $1,550,000.

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative services agreements of approximately $2,100.

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

9. Income taxes

As of March 31, 2011, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $8,514, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $376 from December 31, 2010 balance of $8,138 due to the addition of 2011 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2011 and December 31, 2010, the Company had approximately $3,602 and $3,177, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The Company anticipates that it will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The Company currently expects the transaction to close in the third quarter of 2011.

During the first quarter of 2011, the Company acquired 17 dialysis centers for an aggregate purchase cost of $81,523.

The initial purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received, but in no case in excess of one year from the acquisition date.

The aggregate purchase cost allocations for dialysis businesses were as follows:

Three months ended March 31, 2011
Tangible assets, principally leasehold improvements and equipment	$6,290
Amortizable intangible assets	1,912
Goodwill	91,270
Noncontrolling interests assumed	(17,877)
Liabilities assumed	(72)

Aggregate purchase cost	$81,523

Amortizable intangible assets acquired during the first quarter of 2011 had weighted average estimated useful lives of nine years. For the first quarter of 2011, all of the goodwill was associated with the dialysis and related lab services business. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $75,000.

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

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of operating segments. For internal management reporting, segment operations include direct segment operating expenses with the exception of stock-based compensation expense and equity investment income. In addition, beginning in 2011, the ancillary services and strategic initiatives segment operations also include an allocation of corporate general and administrative expenses.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2011	2010
Segment revenues:
Dialysis and related lab services (1)
External sources	$1,502,539	$1,475,932
Intersegment revenues	2,206	2,513

Total dialysis and related lab services	1,504,745	1,478,445

Other – Ancillary services and strategic initiatives
External sources (2)	$103,419	$83,486
Intersegment revenues	2,297	—

Total ancillary services and strategic initiatives	105,716	83,486

Total segment revenues	1,610,461	1,561,931
Elimination of intersegment revenues	(4,503)	(2,513)

Consolidated revenues	$1,605,958	$1,559,418

Segment operating margin (loss): (3)
Dialysis and related lab services	$250,167	$252,119
Other – Ancillary services and strategic initiatives	(6,417)	(1,565)

Total segment margin	243,750	250,554
Reconciliation of segment operating margin to consolidated income before income taxes:
Stock-based compensation	(9,716)	(10,233)
Equity investment income	1,519	2,345

Consolidated operating income	235,553	242,666
Debt expense	(58,595)	(44,583)
Other income	841	831

Consolidated income before income taxes	$177,799	$198,914

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment.

(2)

Revenues from external sources in 2010 that were previously eliminated within the ancillary services and strategic initiatives segment have now been reported as a component of revenue from external sources to conform to current year presentations.

(3)	Certain costs previously reported in the ancillary services and strategic initiatives have been reclassified to the dialysis and related lab services to conform to the current year presentation.

Depreciation and amortization expense for the dialysis and related lab services for the three months ended March 31, 2011 was $60,348, and was $1,689 for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three months ended March 31, 2010 was $55,817, and was $1,651 for the ancillary services and strategic initiatives.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Summary of assets by segment is as follows:

	March 31, 2011	December 31, 2010
Segment assets
Dialysis and related lab services	$8,075,518	$7,862,882
Other – Ancillary services and strategic initiatives	222,925	225,624
Equity investments	24,498	25,918

Consolidated assets	$8,322,941	$8,114,424

For the three months ended March 31, 2011, the total amount of expenditures for property and equipment for the dialysis and related lab services were $67,119 and were $1,563 for the ancillary services and strategic initiatives.

For the three months ended March 31, 2010, the total amount of expenditures for property and equipment for the dialysis and related lab services was $45,034, and was $337 for the ancillary services and strategic initiatives.

12. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended March 31,
	2011	2010
Net income attributable to DaVita Inc.	$94,502	$109,423

Increase in paid-in capital for sales of noncontrolling interests in one joint venture in each period	27	52
(Decrease) increase in paid-in capital for the purchase of noncontrolling interests in one joint venture in each period	(614)	213

Net transfer (to) from noncontrolling interests	(587)	265

Change from net income attributable to DaVita Inc. and transfers (to) from noncontrolling interests	$93,915	$109,688

13. Variable interest entities

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

Under the terms of the applicable arrangements, the Company bears substantially all of the economic risks and rewards of ownership for these operating VIEs. In some cases, the Company has contractual arrangements with its respective related party nominee owners which indemnify them from the economic losses, and entitle the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Company to the economic benefits, that may result from ownership of these VIEs. DaVita Inc. manages these VIEs and provides operating and capital funding as necessary to accomplish their operational and strategic objectives. Accordingly, since the Company bears the majority of the risks and rewards attendant to their ownership, the Company consolidates these VIEs as their primary beneficiary.

Total assets of these consolidated operating VIEs were approximately $6,000 and their liabilities to unrelated third parties were approximately $6,000 at March 31, 2011.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 6 for disclosures of the assets of these consolidated non-qualified deferred compensation plans.

14. Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The senior notes were issued by the Company on October 20, 2010, and are guaranteed by substantially all of the Company’s direct and indirect domestic wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, certain wholly-owned subsidiaries, foreign subsidiaries, joint venture partnerships and other third parties are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Income

For the three months ended March 31, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$103,273	$1,329,320	$326,345	$(152,980)	$1,605,958
Operating expenses	66,374	1,176,089	280,922	(152,980)	1,370,405

Operating income	36,899	153,231	45,423	—	235,553
Debt (expense)	(58,865)	(54,140)	(180)	54,590	(58,595)
Other income	54,867	315	249	(54,590)	841
Income tax expense	13,160	49,850	37	—	63,047
Equity earnings in subsidiaries	74,761	25,867	—	(100,628)	—

Net income	94,502	75,423	45,455	(100,628)	114,752

Less: Net income attributable to noncontrolling interests	—	—	—	(20,250)	(20,250)

Net income attributable to DaVita Inc.	$94,502	$75,423	$45,455	$(120,878)	$94,502

For the three months ended March 31, 2010
Net operating revenues	$103,668	$1,269,471	$301,778	$(115,499)	$1,559,418
Operating expenses	60,035	1,115,004	257,212	(115,499)	1,316,752

Operating income	43,633	154,467	44,566	—	242,666
Debt (expense)	(44,698)	(42,762)	(373)	43,250	(44,583)
Other income	43,255	675	151	(43,250)	831
Income tax expense	16,960	55,210	1,744	—	73,914
Equity earnings in subsidiaries	84,193	26,693	—	(110,886)	—

Net income	109,423	83,863	42,600	(110,886)	125,000
Less: Net income attributable to noncontrolling interests	—	—	—	(15,577)	(15,577)

Net income attributable to DaVita Inc.	$109,423	$83,863	$42,600	$(126,463)	$109,423

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Balance Sheets

As of March 31, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$1,004,469	$—	$1,541	$—	$1,006,010
Accounts receivable, net	—	916,459	152,978	—	1,069,437
Other current assets	12,594	593,568	45,307	—	651,469

Total current assets	1,017,063	1,510,027	199,826	—	2,726,916
Property and equipment, net	36,216	887,597	259,931	—	1,183,744
Amortizable intangibles, net	56,489	95,813	4,312	—	156,614
Investments in subsidiaries	6,263,350	617,878	—	(6,881,228)	—
Intercompany receivables	—	639,505	207,852	(847,357)	—
Other long-term assets and investments	18,132	54,549	910	—	73,591
Goodwill	—	3,744,789	437,287	—	4,182,076

Total assets	$7,391,250	$7,550,158	$1,110,118	$(7,728,585)	$8,322,941

Current liabilities	$120,840	$811,874	$74,659	$—	$1,007,373
Intercompany payables	735,404	—	111,953	(847,357)	—
Long-term debt and other long-term liabilities	4,196,065	556,175	20,439	—	4,772,679
Noncontrolling interests subject to put provisions	264,546	—	—	141,442	405,988
Total DaVita Inc. shareholders’ equity	2,074,395	6,182,109	699,119	(6,881,228)	2,074,395
Noncontrolling interest not subject to put provisions	—	—	203,948	(141,442)	62,506

Total equity	2,074,395	6,182,109	903,067	(7,022,670)	2,136,901

Total liabilities and equity	$7,391,250	$7,550,158	$1,110,118	$(7,728,585)	$8,322,941

As of December 31, 2010
Cash and cash equivalents	$856,803	$—	$3,314	$—	$860,117
Accounts receivable, net	—	895,955	153,021	—	1,048,976
Other current assets	11,231	653,670	48,860	—	713,761

Total current assets	868,034	1,549,625	205,195	—	2,622,854
Property and equipment, net	30,409	888,927	251,472	—	1,170,808
Amortizable intangibles, net	58,967	98,795	4,873	—	162,635
Investments in subsidiaries	6,154,398	555,579	—	(6,709,977)	—
Intercompany receivables	—	516,286	208,030	(724,316)	—
Other long-term assets and investments	8,951	56,996	873	—	66,820
Goodwill	—	3,731,983	359,324	—	4,091,307

Total assets	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

Current liabilities	$61,384	$786,114	$76,847	$—	$924,345
Intercompany payables	611,919	—	112,397	(724,316)	—
Long-term debt and other long-term liabilities	4,210,703	539,620	19,570	—	4,769,893
Noncontrolling interests subject to put provisions	258,331	—	—	124,721	383,052
Total DaVita Inc. shareholders’ equity	1,978,422	6,072,457	637,520	(6,709,977)	1,978,422
Noncontrolling interest not subject to put provisions	—	—	183,433	(124,721)	58,712

Total equity	1,978,422	6,072,457	820,953	(6,834,698)	2,037,134

Total liabilities and equity	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$94,502	$75,423	$45,455	$(100,628)	$114,752
Changes in operating assets and liabilities and non-cash items included in net income	(18,903)	120,077	13,229	100,628	215,031

Net cash provided by operating activities	75,599	195,500	58,684	—	329,783

Cash flows from investing activities:
Additions of property and equipment, net	(6,946)	(41,030)	(19,554)	—	(67,530)
Acquisitions	—	(81,523)	—	—	(81,523)
Proceeds from asset sales	—	2,812	—	—	2,812
Proceeds from investment sales and other items	850	3	—	—	853

Net cash used in investing activities	(6,096)	(119,738)	(19,554)	—	(145,388)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(31,425)	(147)	663	—	(30,909)
Intercompany borrowing	98,982	(75,644)	(23,338)	—	—
Other items	10,606	29	(18,228)	—	(7,593)

Net cash provided by (used in) financing activities	78,163	(75,762)	(40,903)	—	(38,502)

Net increase (decrease) in cash and cash equivalents	147,666	—	(1,773)	—	145,893
Cash and cash equivalents at beginning of period	856,803	—	3,314	—	860,117

Cash and cash equivalents at end of period	$1,004,469	$—	$1,541	$—	$1,006,010

For the three months ended March 31, 2010
Cash flows from operating activities:
Net income	$109,423	$83,863	$42,600	$(110,886)	$125,000
Changes in operating assets and liabilities and non-cash items included in net income	(82,716)	101,193	7,484	110,886	136,847

Net cash provided by operating activities	26,707	185,056	50,084	—	261,847

Cash flows from investing activities:
Additions of property and equipment, net	(2,683)	(31,072)	(8,830)	—	(42,585)
Acquisitions	—	(1,069)	—	—	(1,069)
Proceeds from asset sales	—	16,264	—	—	16,264
Proceeds from investment sales and other items	114	3,713	—	—	3,827

Net cash used in investing activities	(2,569)	(12,164)	(8,830)	—	(23,563)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(23,460)	(1,729)	148	—	(25,041)
Intercompany borrowing	196,187	(168,964)	(27,223)	—	—
Other items	22,451	(2,199)	(17,045)	—	3,207

Net cash provided by (used in) financing activities	195,178	(172,892)	(44,120)	—	(21,834)

Net increase (decrease) in cash and cash equivalents	219,316	—	(2,866)	—	216,450
Cash and cash equivalents at beginning of period	534,550	—	4,909	—	539,459

Cash and cash equivalents at end of period	$753,866	$—	$2,043	$—	$755,909

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from uncertainties associated with governmental regulations, general economic and other market conditions, competition, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state governmental agencies, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire, expansion of our operations and services to markets outside of the United States and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Our consolidated operating results for the first quarter of 2011 compared with the prior sequential quarter and the same quarter of 2010 were as follows:

	Quarter ended
	March 31, 2011		December 31, 2010		March 31, 2010
	(dollar amounts rounded to nearest million)
Net operating revenues	$1,606	100%	$1,649	100%	$1,559	100%

Operating expenses and charges:
Patient care costs	1,116	69%	1,135	69%	1,083	69%
General and administrative	152	9%	158	10%	137	9%
Depreciation and amortization	62	4%	60	4%	57	4%
Provision for uncollectible accounts	42	3%	43	3%	42	3%
Equity investment income	(2)	—	(2)	—	(2)	—

Total operating expenses and charges	1,370	85%	1,394	85%	1,317	84%

Operating income	$236	15%	$255	16%	$243	16%

The following table summarizes consolidated net operating revenues:

	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,505	$1,545	$1,478
Other – Ancillary Services and Strategic Initiatives	106	107	84

Total segment revenues	1,611	1,652	1,562
Elimination of intersegment revenues	(5)	(3)	(3)

Consolidated net operating revenues	$1,606	$1,649	$1,559

The following table summarizes consolidated operating income:

	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$250	$268	$253
Other – Ancillary Services and Strategic Initiatives	(6)	(2)	(2)

Total segment operating income	244	265	251
Reconciling items:
Stock-based compensation	(10)	(12)	(10)
Equity investment income	2	2	2

Consolidated operating income	$236	$255	$243

Consolidated net operating revenues

Consolidated net operating revenues for the first quarter of 2011 decreased by approximately $43 million, or approximately 2.6%, as compared to the fourth quarter of 2010. The decrease in consolidated net operating revenues was primarily due to a decrease in dialysis and related lab services net revenues of approximately $40 million, principally due to a decrease in the number of treatments as a result of fewer treatment days in the first quarter of 2011 and a decrease of approximately $5 in the average dialysis revenue per treatment primarily from a decrease in our Medicare revenues as a result of operating in the new single bundled payment system, as described below.

Consolidated net operating revenues for the first quarter of 2011 increased by approximately $47 million, or approximately 3.0%, as compared to the first quarter of 2010. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $27 million, principally due to strong volume growth from additional treatments as a result of non-acquired treatment growth in existing and new centers and growth through acquisitions, partially offset by a decrease of approximately $18 in the average dialysis revenue per treatment, as described below. The increase in consolidated net revenues was also due to an increase of approximately $22 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services.

Consolidated operating income

Consolidated operating income for the first quarter of 2011 decreased by approximately $19 million, or approximately 7.5%, as compared to the fourth quarter of 2010. The decrease in consolidated operating income was primarily due to a decrease in the dialysis and related lab services net revenues, principally due to a decrease in the number of treatments as a result of fewer treatment days in the first quarter of 2011 and a decrease of approximately $5 in the average dialysis revenue per treatment. Consolidated operating income also decreased as a result of seasonally higher payroll taxes, a decline in productivity and the timing of certain other operating costs, partially offset by lower pharmaceutical and benefit costs including a decline in the intensities of physician-prescribed pharmaceuticals.

Consolidated operating income for the first quarter of 2011 decreased by approximately $7 million, or approximately 2.9%, as compared to the first quarter of 2010. The decrease in consolidated operating income was primarily due to a decline in the average dialysis revenue per treatment of approximately $18 as described below. Consolidated operating income also decreased as a result of higher labor and related payroll costs, additional costs of operating our dialysis centers and an increase in professional fees in conjunction with acquisition-related transactions, and for compliance and international initiatives, partially offset by overall lower pharmaceutical costs including a decline in the intensities of physician-prescribed pharmaceuticals and strong volume growth in revenue from additional treatments in the dialysis and related lab services.

Operating segments

Dialysis and related lab services

	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$1,505	$1,545	$1,478

Segment operating income	$250	$268	$253

Dialysis treatments	4,602,375	4,657,498	4,294,121
Average dialysis treatments per treatment day	59,771	58,956	55,768
Average dialysis revenue per treatment (including lab services)	$326	$331	$344

Net operating revenues

Dialysis and related lab services’ net operating revenues for the first quarter of 2011 decreased by approximately $40 million, or approximately 2.6%, as compared to the fourth quarter of 2010. The decrease in net operating revenues was primarily due to a decrease in the number of treatments as a result of fewer treatment days in the first quarter of 2011, totaling approximately 1.2%. This decrease was also due to a decrease in our average dialysis revenue per treatment of approximately $5, or approximately 1.4%. The decrease in the average dialysis revenue per treatment was primarily due to a decline in our Medicare reimbursement rates as a result of operating in the new single bundled payment system, a continued decline in the commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates.

Dialysis and related lab services’ net operating revenues increased by approximately $27 million, or 1.8%, in the first quarter of 2011, as compared to the first quarter of 2010. The increase in net operating revenues in the first quarter of 2010 was principally due to an increase in the number of treatments of approximately 7.2%, partially offset by a decrease in the average dialysis revenue per treatment of approximately $18, or approximately 5.0%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to a decline in our Medicare reimbursement rates as a result of operating in the new single bundled payment system, a decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis in the first quarter of 2011 decreased by approximately $2, as compared to the fourth quarter of 2010. The decrease in our per treatment costs was attributable to several items including lower pharmaceutical and benefit costs and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by seasonally higher payroll taxes, a decline in productivity and an increase in the other operating costs of our dialysis centers.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $14 in the first quarter of 2011 as compared to the first quarter of 2010. The decrease in the per treatment costs was primarily attributable to lower pharmaceutical costs and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in labor costs and other operating costs of our dialysis centers.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $125 million for the first quarter of 2011 decreased by approximately $4 million as compared to the fourth quarter of 2010. The decrease was primarily due to lower benefit costs and the timing of certain expenditures, partially offset by higher labor costs and seasonally higher payroll taxes, and an increase in professional fees in conjunction with acquisition-related transactions and compliance initiatives. General and administrative expenses increased by approximately $13 million in the first quarter of 2011, as compared to the same period in 2010. The increase was primarily due to higher information technology spend, an increase in professional fees in conjunction with acquisition-related transactions, and for compliance and international initiatives and the timing of certain other expenditures. General and administrative expenses, as a percentage of dialysis and related lab services’ revenue, was 8.3% for the first quarter of 2011, 8.3% for the fourth quarter of 2010 and 7.6% for the first quarter of 2010.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $60 million for the first quarter of 2011, $58 million for the fourth quarter of 2010 and $56 million for the first quarter of 2010. The increases in depreciation and amortization in the first quarter of 2011, as compared to both the fourth quarter of 2010 and the first quarter of 2010, was primarily due to growth in newly developed centers and from centers through acquisitions.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 2.8% for all periods presented. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and will adjust the provision as necessary as a result of changes in our cash collections.

Segment operating income

Dialysis and related lab services’ operating income for the first quarter of 2011 decreased by approximately $18 million, as compared to the fourth quarter of 2010. The decrease in operating income was primarily attributable to a decrease in revenue as a result of fewer treatment days in the first quarter of 2011 as described above, and a decrease in the average dialysis revenue per treatment of approximately $5, as also discussed above. Dialysis and related lab services’ operating income was also negatively affected by seasonally higher payroll taxes and a decline in productivity, partially offset by a decrease in lower pharmaceutical and benefit costs including a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ operating income for the first quarter of 2011 decreased by approximately $3 million, as compared to the first quarter of 2010. The decrease in operating income was primarily attributable to a decline in the average dialysis revenue per treatment of approximately $18, as described above, higher labor costs and related payroll taxes, additional costs of operating our dialysis centers and an increase in professional fees in conjunction with acquisition-related transactions and compliance and international initiatives. However, operating income benefited from strong volume growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, lower pharmaceutical costs which includes a decline in intensities of physician-prescribed pharmaceuticals.

Other – Ancillary Services and Strategic Initiatives

	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(dollar amounts rounded to nearest million)
Revenues	$106	$107	$84

Segment operating (loss)	$(6)	$(2)	$(2)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the first quarter of 2011 decreased by approximately $1 million as compared to the fourth quarter of 2010. The decrease was primarily due to reductions in revenue in our pharmacy services due to fewer days in the first quarter of 2011 and a reduction in other services revenue, and a reduction in revenues associated with our ESRD clinical research services.

The increase in net operating revenues for the first quarter of 2011 of approximately $22 million, as compared to the first quarter of 2010, was primarily due to volume growth in our pharmacy services.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the first quarter of 2011 increased by approximately $3 million as compared to the fourth quarter of 2010, primarily as a result of an increase in labor costs in our home infusion and pharmacy services, an increase in patient claims in our disease management services and an increase in our pharmaceutical costs in our pharmacy services.

Ancillary services and strategic initiatives’ operating expenses for the first quarter of 2011 increased by approximately $27 million as compared to the same period in 2010, primarily due to volume growth in our pharmacy services, an increase in pharmaceutical costs and a slight increase in labor and benefit costs.

Segment operating results

Ancillary services and strategic initiatives’ operating losses grew by approximately $4 million in the first quarter of 2011, as compared to the fourth quarter of 2010, and as compared to the first quarter of 2010. The increase in operating losses in the ancillary services and strategic initiatives in the first quarter of 2011 as compared to the fourth quarter of 2010 was primarily due to a decrease in the operating performance in our pharmacy services as a result of a decrease in revenue from fewer days in the first quarter of 2011 and a reduction in other services revenue, as well as a decrease in the operating performance of our disease management services and in our ESRD clinical research services, partially offset by improved operating performance in our vascular access services.

The increase of $4 million in operating losses in the first quarter of 2011 as compared to the first quarter of 2010 was primarily the result of a decrease in the operating performance in our disease management services, our infusion therapy services and other initiatives, partially offset by improved performance in our vascular access services.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $9.7 million in the first quarter of 2011 represented a decrease of approximately $2.4 million as compared to the fourth quarter of 2010 and a decrease of approximately $0.5 million as compared to the first quarter of 2010. The decrease in the first quarter of 2011 as compared to both periods in 2010 was primarily due to a decrease in the aggregate quantity of grants that contributed expense to these respective periods, partially offset by an increase in the grant-date fair value of awards made in 2010 and 2011 to date.

Other income. Other income for the first quarter of 2011 decreased by approximately $0.3 million as compared to the fourth quarter of 2010 and was flat as compared to the first quarter of 2010, respectively.

Debt expense. Debt expense of $58.6 million in the first quarter of 2011 increased by approximately $4.7 million from the fourth quarter of 2010 and increased by $14 million, as compared to the first quarter of 2010. The increases were primarily due to additional borrowings under our new Senior Secured Credit Facilities that was issued on October 20, 2010 that contain significantly higher interest rates than the interest rates under our previous facility. In addition, debt expense in the first quarter of 2011 was also impacted by the amount of interest rate swaps that went effective on January 31, 2011, that will result in a higher overall weighted average effective interest rate on the Term Loan A and from the amortization of the interest rate cap premiums. However, debt expense in the first quarter of 2011, benefited from lower rates associated with the issuance of our new senior notes on October 20, 2010, and as compared to the first quarter of 2010, benefited from lower outstanding principal balances on our senior notes. The overall weighted average effective interest rate for the first quarter of 2011 was 5.20%, as compared to 4.86% for the fourth quarter of 2010 and 4.67% for the first quarter of 2010.

Equity investment income. Equity investment income was approximately $1.5 million for the first quarter of 2011, as compared to $2.0 million and $2.3 million for the fourth quarter of 2010 and the first quarter of 2010, respectively. The decrease in equity income in the first quarter of 2011, as compared to the fourth quarter of 2010, was primarily due to the recognition of additional income in the fourth quarter of 2010. The decrease in equity income in the first quarter of 2011, as compared to the first quarter of 2010, was primarily due to an increase in our reserves for uncollectible accounts and certain other revenue adjustments.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $20.3 million for the first quarter of 2011, as compared to $23.4 million for the fourth quarter of 2010 and $15.6 million for the first quarter of 2010. The decrease in net income attributable to noncontrolling interests in the first quarter of 2011 as compared to the fourth quarter of 2010 was primarily due to a decrease in earnings resulting from fewer treatment days in the first quarter of 2011. The increase in net income attributable to noncontrolling interests in the first quarter of 2011, as compared to the first quarter of 2010, was primarily due to an increase in the profitability of our joint ventures, as well as increases in the number of joint ventures.

Accounts receivable

Our accounts receivable balances at March 31, 2011 and December 31, 2010 were $1,069 million and $1,049 million, respectively, which represented approximately 62 days and 61 days of revenue, respectively, net of bad debt provision. The increase in DSO was primarily the result of a slight slowdown in our cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the first quarter of 2011 from the fourth quarter of 2010 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2011 and 2012. We expect our operating income for 2011 to be in the range of $1,040 million to $1,100 million and expect our operating cash flows for 2011 to be in the range of $840 million to $940 million. We also expect our operating income for 2012 to be in the range of $1,100 million to $1,200 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, the resolution of ongoing investigations by various federal and state governmental agencies, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and expansion of our operations and services to markets outside the United States. See “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 23 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2011 was $330 million, compared to $262 million during the first quarter of 2010. The increase in operating cash flow was primarily the result of improved cash earnings, the timing of payments for working capital expenditures and the timing of interest payments. Non-operating cash outflows for the first quarter of 2011 included capital asset expenditures of $69 million, including $28 million for new center developments and relocations and $41 million for maintenance and information technology. We also spent an additional $82 million for acquisitions and paid distributions to noncontrolling interests of $22 million. Non-operating cash outflows for the first quarter of 2010 included capital asset expenditures of approximately $45 million, including $22 million for new center developments and relocations and $23 million for maintenance and information technology. We also spent an additional $1.1 million for acquisitions and paid distributions to noncontrolling interests of $19 million.

During the first quarter of 2011, we acquired and opened a total of 33 dialysis centers, sold one center and closed two centers. During the first quarter of 2010, we acquired and opened a total of 22 dialysis centers, closed five centers, sold three centers, provided administrative and management services to one additional third-party owned center and developed one center in which we own a minority equity investment.

We currently expect to spend approximately $240 million for capital asset expenditures in 2011 related to routine maintenance items and information technology equipment, which includes the capital expenditures for our new corporate headquarters. We also expect to spend $150 million for new center development and relocations in 2011. These expenditures will depend upon the availability of projects and sufficient project returns.

On February 4, 2011, we entered into a definitive agreement to acquire all of the outstanding equity securities of CDSI I Holding Company, Inc., parent company of dialysis provider DSI Renal, Inc. (DSI), in cash for approximately $689.2 million, subject to among other things, adjustments for certain items such as working capital, the purchase of noncontrolling interests, capital assets and acquisitions expenditures. DSI currently operates approximately 106 outpatient dialysis centers serving approximately 8,000 patients. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. We anticipate that we will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. We currently expect the transaction to close in the third quarter of 2011.

During the first quarter of 2011, we repurchased a total of 162,300 shares of our common stock for $13.6 million or an average price of $84.02 per share. As of March 31, 2011, all of these share repurchases had not yet been settled in cash. In addition, we also repurchased a total of 969,100 shares of our common stock from April 1, 2011 through April 30, 2011 for $84.4 million, or an average price of $87.08 per share. As a result of these transactions, our remaining board authorization for share repurchases as of April 30, 2011 is approximately $583.5 million.

During the first quarter of 2011 we made mandatory principal payments totaling $12.5 million on the Term Loan A and $4.4 million on the Term Loan B.

As of March 31, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $988 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2011, we accrued net charges of $2.3 million from these swaps which are included in debt expense. As of March 31, 2011, the total fair value of these swap agreements was a liability of $0.9 million. We estimate that approximately $11.8 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2011 will be reclassified into income over the next twelve months.

As of March 31, 2011, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of March 31, 2011, the total fair value of these cap agreements was an asset of $9.6 million. During the three months ended March 31, 2011, we recorded $1.8 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As of March 31, 2011, the interest rates were economically fixed on primarily all of our total debt.

As a result of the swap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.67%, based upon the current margins in effect of 2.75% for the Term Loan A and 3.00% for the Term Loan B, as of March 31, 2011.

Our overall weighted average effective interest rate during the first quarter of 2011 was 5.20% and as of March 31, 2011 was 5.34%.

As of March 31, 2011, we had undrawn revolving credit facilities totaling $250 million of which approximately $46 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the three months ended March 31, 2011, we granted 0.9 million stock-settled stock appreciation rights with a grant-date fair value of $19.9 million and a weighted-average expected life of approximately 4.2 years, and also granted six thousand stock units with a grant-date fair value of $0.5 million and a weighted-average expected life of approximately 2.0 years.

For the three months ended March 31, 2011 and 2010, we recognized $9.7 million and $10.2 million, respectively, in stock-based compensation expense for stock-settled stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through March 31, 2011 and 2010 was $3.7 million and $3.9 million, respectively. As of March 31, 2011, there was $86.7 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the three months ended March 31, 2011 and 2010, we received $2.2 million and $20.1 million, respectively, in cash proceeds from stock option exercises and $13.9 million and $7.9 million, respectively, in actual tax benefits upon the exercise of stock awards.

Medicare’s bundled payment system

On January 1, 2011 we implemented Medicare’s new payment system in which all ESRD payments are made under a single bundled payment rate that, beginning in 2012, provides for an annual inflation adjustment based upon a market basket index, less a productivity adjustment. Also beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by the facilities that meet certain defined clinical performance standards. The new payment system reimburses providers based upon a single bundled or average payment for each Medicare treatment provided. This new bundled payment amount is designed to cover all dialysis services which were historically included in the composite rate and all separately billable ESRD services such as pharmaceuticals and laboratory costs. The new bundled payment rate is adjusted for certain patient characteristics, a geographic wage index and certain other factors. The initial 2011 bundled payment rate included reductions of 2.0% and 3.1%, respectively, to conform to the provisions of MIPPA and to establish budget neutrality. Further, there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these patient characteristics and co-modalities at the time of treatment.

On April 1, 2011, CMS released an interim final rule correcting the 3.1% transition adjustment factor to properly update the number of ESRD facilities that elected to opt fully into the new Prospective Payment System (PPS). This new rule is prospective and as a result, effective April 1, 2011 we began recognizing revenues in accordance with the new rule, which will result in an increase in Medicare revenue per treatment of approximately 3.1% in comparison to our levels recorded in the first quarter of 2011. This will reduce our transition adjustment to zero for the balance of 2011 and to an aggregate of approximately 0.75% for 2011.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures and for some of our non-wholly-owned subsidiaries in the form of put provisions. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 8 to the condensed consolidated financial statements.

We also have certain potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of March 31, 2011 (in millions):

	Remainder of 2011	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$57	$186	$835	$3,214	$4,292
Interest payments	104	202	202	379	887
Interest payments on the Term Loan B (1)	60	157	153	61	431
Capital lease obligations	1	2	1	5	9
Operating leases	187	425	358	603	1,573
Construction of the new corporate headquarters	55	30	—	—	85

	$464	$1,002	$1,549	$4,262	$7,277

Potential cash requirements under existing commitments:
Letters of credit	$46	$—	$—	$—	$46
Noncontrolling interests subject to put provisions	225	69	52	60	406
Pay-fixed swaps potential obligations	9	—	(8)	—	1
Operating capital advances	2	—	—	—	2

	$282	$69	$44	$60	$455

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of March 31, 2011, and represent the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Alliance and Product Supply Agreement. Our total expenditures for the three months ended March 31, 2011 on such products were approximately 2% of our total operating costs in each year. In January 2010, we entered into an agreement with Fresenius Medical Care, or Fresenius, which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the three months ended March 31, 2011 on such products were approximately 2% of our total operating costs.

The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Alliance and Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $12 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2011. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2011. The Term Loan A margin currently in effect is 2.75% until June 30, 2011, and along with the revolving line of credit, is then subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2011	2012	2013	2014	2015	2016
Long term debt:
Fixed rate	$15	$19	$19	$18	$18	$1,663	$1,556	$3,308	5.60%	$3,325
Variable rate	$43	$50	$100	$150	$650	$—	$—	$993	4.46%	$995

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2011	2012	2013	2014	2015
	(dollars in millions)
Swaps:
Pay-fixed rate	$988	$38	$50	$100	$800	$—	1.59% to 1.64%	LIBOR	$(0.9)
Cap agreements	$1,250	$—	$—	$—	$1,250	$—		LIBOR above 4.00%	$9.6

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

As of March 31, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $988 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2011, we accrued net charges of $2.3 million from these swaps which are included in debt expense. As of March 31, 2011, the total fair value of these swap agreements was a liability of $0.9 million. We estimate that approximately $11.8 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2011 will be reclassified into income over the next twelve months.

As of March 31, 2011, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of March 31, 2011, the total fair value of these cap agreements was an asset of $9.6 million.

During the three months ended March 31, 2011, we recorded $1.8 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As of March 31, 2011, the interest rates were economically fixed on primarily all of our total debt.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.67%, based upon the current margins in effect of 2.75% for the Term Loan A and 3.00% for the Term Loan B, as of March 31, 2011.

The overall weighted average effective interest rate during the first quarter of 2011 was 5.20% and as of March 31, 2011 was 5.34%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the three months ended March 31, 2011 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Approximately 49% of our dialysis and related lab services revenues for the three months ended March 31, 2011 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby payment for dialysis treatment and related services are now made under a bundled payment rate which provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, and laboratory testing. On August 12, 2010, the Centers for Medicare & Medicaid Services, or CMS, published the final rule implementing the bundled payment in the Federal Register. The initial 2011 bundled rate includes reductions of 2% and 3.1% to conform to the provisions of MIPPA and to establish budget neutrality, respectively. Further there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

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

On April 1, 2011, CMS released an interim final rule correcting the 3.1% transition adjustment factor to properly update the number of ESRD facilities that elected to opt fully into the new Prospective Payment System (PPS). This new rule is prospective and will not be retroactively applied to first quarter revenues previously recognized under the bundle. As a result, effective April 1, 2011, we began recognizing revenues in accordance with the new rule, which will result in an increase in Medicare revenue per treatment of approximately 3.1% in comparison to levels recorded in the first quarter of 2011. This will also reduce our transition adjustment rate to zero for the balance of 2011 and to an aggregate of approximately 0.75% for the full year. The new rule, however, did not change the CMS methodology for determining the transition budget-neutrality adjustment. Although CMS did not provide us with their detailed calculation of the transition adjustment correction, we estimate that the 2012 transition adjustment will go down to approximately 0.49% from the 2011 annualized adjustment amount of approximately 0.75%. Thereafter, we would expect the adjustment to be approximately 0.25% in 2013 and 0.00% in 2014.

We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the new bundled payment rate system. We also cannot predict whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified substantially to comply with the rule. To the extent we are not able to adequately bill and collect for certain payment adjustors and are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows. (For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows”).

Health care reform could substantially reduce our revenues, earnings and cash flows.

In March 2010, broad health care reform legislation was enacted in the United States. Although many of the provisions of the new legislation do not take effect immediately, and may be modified before they are implemented, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation. However, we believe the establishment of health care insurance exchanges under the legislation due to be operating by 2014 that will provide a marketplace for eligible individuals to purchase health care insurance could result in a reduction in patients covered by commercial insurance or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. To the extent that any modifications to the current health care regulatory system result in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

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

Effective March 2011, CMS instituted new screening procedures and a new $500 enrollment fee for providers enrolling in government health care programs. A provider is subject to screening upon initial enrollment and each time the provider re-validates its enrollment application. Screening includes verification of enrollment information and review of various federal databases to ensure the provider has valid tax identification, NPI numbers and is not excluded. We expect this screening process to delay the Medicare contractor approval process, potentially causing a delay in reimbursement. The enrollment fee is also applicable upon initial enrollment, re-validation, and each time an existing provider adds a new facility location. This fee is an additional expense that must be paid for each center every three years and could be more significant if other government and commercial payors follow this trend. Ultimately, we anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment.

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

Approximately 17% of our dialysis and related lab services revenues for the three months ended March 31, 2011 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the Veterans Health Administration (VA), as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the three months ended March 31, 2011 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed multi-year contractual agreements with the Veterans Health Administration and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right for either party to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the Veterans Health Administration proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

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

The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 7% of our dialysis and related lab services revenues for the three months ended March 31, 2011, with EPO alone accounting for approximately 5% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In addition, in June 2010, CMS opened a National Coverage Analysis (NCA) for ESAs. Further in January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee (MEDCAC) to evaluate evidence for the pending NCA. CMS expected to complete its decision memo in March 2011 and expects to issue final guidance in June 2011.

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

Amgen Inc. is the sole supplier of EPO and may unilaterally decide to increase its price for EPO at any time during the term of our agreement with Amgen. Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Our agreement with Amgen for EPO provides for discount pricing and rebates for EPO. Some of the rebates are subject to various qualification requirements for which we will be evaluated during the term of the agreement. These qualification requirements are based on a variety of factors, including process improvement targets, patient outcome targets and data submission. In addition, the rebates are subject to certain limitations. We cannot predict whether we will continue to receive the rebates for EPO that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include our ability to develop and implement certain process improvements and track certain data elements. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows. Our prior multi-year agreement with Amgen expired on December 31, 2010, and we entered into a new shorter term agreement with Amgen, which agreement as amended, provides for a term that commenced January 1, 2011 and ends December 31, 2011. We cannot predict whether any new agreement with Amgen will include the same or similar discount pricing and rebates as provided in our current agreement and, if so, whether we could meet any applicable qualification requirements for receiving them.

We are the subject of a number of inquiries by the federal government, any of which could result in substantial penalties against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties.

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri, the U.S. Attorney’s Office for the Eastern District of Texas and the OIG’s Office in Dallas, Texas. We are cooperating with the U.S. Attorney’s Offices and the OIG Office with respect to each of the subpoenas and producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time. See Note 5 to our condensed consolidated financial statements for additional information and any updates regarding these inquiries and subpoenas.

Continued inquiries from various governmental bodies with respect to our utilization of EPO and other pharmaceuticals will require management’s attention, cause us to incur significant legal expense and could result in substantial financial penalties against us, repayment obligations or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows.

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other ESAs, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding pharmaceutical utilization and reimbursement. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies and claims by third parties. Additional inquiries from or audits by various agencies and claims by third parties with respect to these issues would continue to require management’s attention and significant legal expense and any negative findings could result in substantial financial penalties or repayments, imposition of certain obligations on our practices and procedures and the attendant financial burden on us to comply, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows. See Note 5 to our condensed consolidated financial statements for additional information and any updates regarding these inquiries and subpoenas.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law physician self-referral prohibition and analogous state referral statutes, the federal False Claims Act, or FCA, and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from any of these requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification and recoupments or voluntary repayments. CMS has indicated that after implementation of the Medicare bundled payment system, it will monitor use of EPO and whether blood transfusions replace EPO for anemia management.

The regulatory scrutiny of healthcare providers, including dialysis providers continues to increase. Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund to government or commercial payors any amounts received for such administration, and be subject to substantial penalties under applicable laws or regulations. In addition, Medicare contractors have increased their prepayment and post-payment reviews.

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

•	Claims for monetary damages from patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws;

•	Mandated changes to our practices or procedures that significantly increase operating expenses;

•	Termination of relationships with medical directors; and

•	Harm to our reputation, which could impact our business relationships, ability to obtain financing and access to new opportunities.

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

As of March 31, 2011, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 18% of our dialysis and related lab services revenues for the three months ended March 31, 2011. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures. We were advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians. See Note 5 to our condensed consolidated financial statements for additional information and any updates regarding these inquiries and subpoenas.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 128,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives currently include pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. We expect to add additional service offerings and pursue additional strategic initiatives in the future as circumstances warrant. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, during 2010 and 2009, several of our strategic initiatives generated net operating losses and some are expected to generate net operating losses in 2011. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business.

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

Current economic conditions could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the United States as a result of current or recent economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

Conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with the U.S. Foreign Corrupt Practices Act and similar laws in local jurisdictions and to overcome the numerous new challenges inherent in managing international operations, including those based on differing languages, cultures and regulatory environments, and those related to the timely hiring and integration of a sufficient number of skilled personnel to carry out operations.

We anticipate expanding our international operations through acquisitions of varying sizes or organic growth, which could increase these risks. Additionally, though we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, there is no assurance that we will be able to operate them profitably anytime soon, if at all. As a result, we would expect these costs to be dilutive to our earnings over the next several years as we start-up or acquire new operations.

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1.25 billion of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $500 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. Our Term Loan A bears interest at LIBOR-based variable rates, however, in January 2011, we entered into several interest rate swap agreements with amortizing notional amounts totaling $988 million as of March 31,

2011. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of Term Loan A debt to fixed rates. We also have approximately $250 million of additional borrowings available under our new Senior Secured Credit Facilities which will bear interest at a variable rate. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

If interest rates were to hypothetically increase by 100 basis points it would not currently have any material impact on our financial results since all of our Term Loan A is economically fixed and our Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%, as described above. The current LIBOR rate in effect, plus a hypothetical increase of 100 basis points, is less than our Term Loan B floor of 1.50%. Therefore, LIBOR-based interest rates would have to move above a floor of 1.50% to have a negative impact on our financial results. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro Renal Products and Fresenius. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2011, these cash bonuses would total approximately $323 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2011	—	$—	—	$681.5
February 1-28, 2011	—	—	—	681.5
March 1-31, 2011	162,300	84.02	162,300	667.9

Total	162,300	$84.02	162,300

(1)	On November 3, 2010, we announced that the Board of Directors authorized an additional $800 million for share repurchases of our common stock.

This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

In addition, we repurchased a total of 969,100 shares of our common stock from April 1, 2011 through April 30, 2011 for $84.4 million or an average price of $87.08 per share. As a result of these transactions, our remaining board authorization for share repurchases as of April 30, 2011 is approximately $583.5 million.

Items 3 and 4 are not applicable

Item 5.	Other Information

On May 2, 2011, we entered into Amendment No. 2 (the “Amendment”) to the Dialysis Organization Agreement (the “Agreement”) with Amgen USA Inc., a wholly owned subsidiary of Amgen Inc. The Agreement sets forth the terms under which we and certain of our affiliates will purchase EPO. The Amendment extended the term of the Agreement from June 30, 2011 until December 31, 2011 and amended the rebates for EPO. The foregoing description of the Amendment is qualified in its entirety by reference to the actual text of the Amendment, a copy of which we expect to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
3.1	Amended and Restated Bylaws, amended March 10, 2011. (1)

4.1	First Amendment to Rights Agreement, dated as of March 10, 2011, between DaVita Inc. and The Bank of New York Mellon Trust Company, N.A., as Rights Agent. ✓

10.1	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners. ✓**

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 6, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 6, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 6, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 6, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

By:	/s/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: May 6, 2011

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number
3.1	Amended and Restated Bylaws, amended March 10, 2011. (1)

4.1	First Amendment to Rights Agreement, dated as of March 10, 2011, between DaVita Inc. and The Bank of New York Mellon Trust Company, N.A., as Rights Agent. ✓

10.1	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners. ✓**

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 6, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 6, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 6, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 6, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.