Form 10-Q
period 2011-06-30
DAVITA INC
filed 2011-08-04
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, the number of shares of the Registrant’s common stock outstanding was approximately 93.4 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $7.8 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net operating revenues	$1,711,529	$1,586,907	$3,317,487	$3,146,325
Operating expenses and charges:
Patient care costs	1,165,220	1,110,552	2,281,216	2,193,341
General and administrative	163,793	136,104	315,395	273,381
Depreciation and amortization	64,470	58,353	126,507	115,821
Provision for uncollectible accounts	49,417	42,367	91,706	83,930
Equity investment income	(2,417)	(2,834)	(3,936)	(5,179)
Goodwill impairment charge	24,000	—	24,000	—

Total operating expenses and charges	1,464,483	1,344,542	2,834,888	2,661,294

Operating income	247,046	242,365	482,599	485,031
Debt expense	(59,897)	(43,655)	(118,492)	(88,238)
Debt redemption charges	—	(4,127)	—	(4,127)
Other income	556	739	1,397	1,570

Income before income taxes	187,705	195,322	365,504	394,236
Income tax expense	67,040	71,429	130,087	145,343

Net income	120,665	123,893	235,417	248,893
Less: Net income attributable to noncontrolling interests	(20,650)	(16,040)	(40,900)	(31,617)

Net income attributable to DaVita Inc.	$100,015	$107,853	$194,517	$217,276

Earnings per share:
Basic earnings per share attributable to DaVita Inc.	$1.05	$1.05	$2.03	$2.11

Diluted earnings per share attributable to DaVita Inc.	$1.03	$1.04	$1.99	$2.08

Weighted average shares for earnings per share:
Basic	95,488,449	103,003,623	95,872,466	103,182,403

Diluted	97,657,578	104,449,065	98,014,315	104,605,489

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$729,825	$860,117
Short-term investments	23,014	23,003
Accounts receivable, less allowance of $225,150 and $235,629	1,132,051	1,048,976
Inventories	68,629	76,008
Other receivables	274,783	304,366
Other current assets	49,784	43,994
Income tax receivables	5,451	40,330
Deferred income taxes	229,827	226,060

Total current assets	2,513,364	2,622,854
Property and equipment, net	1,223,662	1,170,808
Amortizable intangibles, net	152,856	162,635
Equity investments	30,106	25,918
Long-term investments	10,083	8,848
Other long-term assets	35,264	32,054
Goodwill	4,227,386	4,091,307

	$8,192,721	$8,114,424

LIABILITIES AND EQUITY
Accounts payable	$254,129	$181,033
Other liabilities	317,291	342,943
Accrued compensation and benefits	388,965	325,477
Current portion of long-term debt	75,226	74,892

Total current liabilities	1,035,611	924,345
Long-term debt	4,210,823	4,233,850
Other long-term liabilities	104,644	89,290
Alliance and product supply agreement, net	22,652	25,317
Deferred income taxes	456,361	421,436

Total liabilities	5,830,091	5,694,238
Commitments and contingencies
Noncontrolling interests subject to put provisions	416,504	383,052
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 93,481,011 and 96,001,535 shares outstanding)	135	135
Additional paid-in capital	614,304	620,546
Retained earnings	2,912,334	2,717,817
Treasury stock, at cost (41,381,272 and 38,860,748 shares)	(1,634,127)	(1,360,579)
Accumulated other comprehensive (loss) income	(11,787)	503

Total DaVita Inc. shareholders’ equity	1,880,859	1,978,422
Noncontrolling interests not subject to put provisions	65,267	58,712

Total equity	1,946,126	2,037,134

	$8,192,721	$8,114,424

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	00000000000000	00000000000000
	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$235,417	$248,893
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	126,507	115,821
Stock-based compensation expense	23,058	22,399
Tax benefits from stock award exercises	33,765	12,896
Excess tax benefits from stock award exercises	(19,009)	(1,647)
Deferred income taxes	24,225	(10,697)
Equity investment income, net	472	(2,781)
Loss on disposal of assets and other non-cash charges	10,842	3,085
Goodwill impairment charge	24,000	—
Debt redemption charges	—	4,127
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(83,075)	33,724
Inventories	9,369	2,005
Other receivables and other current assets	23,791	33,053
Other long-term assets	2,164	(587)
Accounts payable	41,436	62,255
Accrued compensation and benefits	68,008	65,495
Other current liabilities	(25,716)	(26,127)
Income taxes	34,799	(5,103)
Other long-term liabilities	4,140	955

Net cash provided by operating activities	534,193	557,766

Cash flows from investing activities:
Additions of property and equipment, net	(154,929)	(99,351)
Acquisitions	(151,196)	(91,701)
Proceeds from asset sales	2,954	17,681
Purchase of investments available for sale	(1,868)	(745)
Purchase of investments held-to-maturity	(19,684)	(15,836)
Proceeds from sale of investments available for sale	1,149	900
Proceeds from maturities of investments held-to-maturity	19,683	19,249
Purchase of equity investments and other assets	(5,005)	(350)
Distributions received on equity investments	340	350

Net cash used in investing activities	(308,556)	(169,803)

Cash flows from financing activities:
Borrowings	19,169,580	9,689,658
Payments on long-term debt	(19,201,362)	(9,938,312)
Interest rate cap premiums and other deferred financing costs	(13,457)	—
Debt call premium	—	(3,314)
Purchase of treasury stock	(290,593)	(100,048)
Distributions to noncontrolling interests	(46,423)	(37,301)
Stock award exercises and other share issuances, net	7,410	34,113
Excess tax benefits from stock award exercises	19,009	1,647
Contributions from noncontrolling interests	6,490	3,408
Proceeds from sales of additional noncontrolling interests	2,067	2,845
Purchases from noncontrolling interests	(8,650)	(5,402)

Net cash used in financing activities	(355,929)	(352,706)

Net (decrease) increase in cash and cash equivalents	(130,292)	35,257
Cash and cash equivalents at beginning of period	860,117	539,459

Cash and cash equivalents at end of period	$729,825	$574,716

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	52,589				405,683				405,683	25,947	$484,219
Unrealized losses on interest rate swaps, net of tax								(134)	(134)		(134)
Less reclassification of net swap realized losses into net income, net of tax								5,557	5,557		5,557
Unrealized gains on investments, net of tax								615	615		615
Less reclassification of net investment realized losses into net income, net of tax								13	13		13

Total comprehensive income											$490,270

Stock purchase shares issued				2,129		86	2,151		4,280
Stock unit shares issued				(875)		32	875		—
Stock options and SSARs exercised				455		1,740	48,231		48,686
Stock-based compensation expense				45,551					45,551
Excess tax benefits from stock awards exercised				6,283					6,283
Distributions to noncontrolling interests	(54,612)									(28,979)
Contributions from noncontrolling interests	5,439									4,071
Sales and assumptions of additional noncontrolling interests	4,059			(298)					(298)	2,308
Purchases from noncontrolling interests	(4,949)			(5,537)					(5,537)	(3,728)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	73,372			(73,372)					(73,372)
Other adjustments				(46)					(46)
Purchase of treasury stock						(8,919)	(618,496)		(618,496)

Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	25,007				194,517				194,517	15,893	$235,417
Unrealized losses on interest rate swap and cap agreements, net of tax								(16,971)	(16,971)		(16,971)
Less reclassification of net swap and cap agreements realized losses into net income, net of tax								4,423	4,423		4,423
Unrealized gains on investments, net of tax								315	315		315
Less reclassification of net investment realized gains into net income, net of tax								(57)	(57)		(57)

Total comprehensive income											$223,127

Stock purchase shares issued				1,998		84	2,938		4,936
Stock unit shares issued				(2,384)		66	2,384		—
Stock options and SSARs exercised				(32,041)		1,040	37,216		5,175
Stock-based compensation expense				23,058					23,058
Excess tax benefits from stock awards exercised				19,009					19,009
Distributions to noncontrolling interests	(29,564)									(16,859)
Contributions from noncontrolling interests	2,866									3,624
Sales and assumptions of additional noncontrolling interests	25,934			169					169	5,705
Purchases from noncontrolling interests	(1,041)			(5,801)					(5,801)	(1,808)
Changes in fair value of noncontrolling interests	10,250			(10,250)					(10,250)
Purchase of treasury stock						(3,710)	(316,086)		(316,086)

Balance at June 30, 2011	$416,504	134,862	$135	$614,304	$2,912,334	(41,381)	$(1,634,127)	$(11,787)	$1,880,859	$65,267

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

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

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic:
Net income attributable to DaVita Inc.	$100,015	$107,853	$194,517	$217,276
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	93	798	120	(71)

Net income for basic earnings per share calculation	$100,108	$108,651	$194,637	$217,205

Weighted average shares outstanding during the period	95,485	102,997	95,869	103,175
Vested stock units	3	7	3	7

Weighted average shares for basic earnings per share calculation	95,488	103,004	95,872	103,182

Basic net income per share attributable to DaVita Inc.	$1.05	$1.05	$2.03	$2.11

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Diluted:
Net income for diluted earnings per share calculation	$100,015	$107,853	$194,517	$217,276
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	93	798	120	(71)

Net income for diluted earnings per share calculation	$100,108	$108,651	$194,637	$217,205

Weighted average shares outstanding during the period	95,485	102,997	95,869	103,175
Vested stock units	3	7	3	7
Assumed incremental shares from stock plans	2,170	1,445	2,142	1,423

Weighted average shares for diluted earnings per share calculation	97,658	104,449	98,014	104,605

Diluted net income per share attributable to DaVita Inc.	$1.03	$1.04	$1.99	$2.08

Share-based anti-dilutive awards excluded from calculation (1)	1,939	1,648	1,249	1,149

(1)

Shares associated with stock options and stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2011, the Company granted 2,270 stock-settled stock appreciation rights with a grant-date fair value of $51,596 and a weighted-average expected life of approximately 4.3 years, and also granted 138 stock units with a grant-date fair value of $11,901 and a weighted-average expected life of approximately 3.2 years.

For the six months ended June 30, 2011 and 2010, the Company recognized $23,058 and $22,399, respectively, in stock-based compensation expense for stock-settled stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through June 30, 2011 and 2010 was $8,762 and $8,518, respectively. As of June 30, 2011, there was $109,980 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2011 and 2010, the Company received $5,175 and $32,104, respectively, in cash proceeds from stock option exercises and $33,765 and $12,896, respectively, in actual tax benefits upon the exercise of stock awards.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

During the first six months of 2011, the Company repurchased a total of 3,710 shares of its common stock for $316,086, or an average price of $85.20 per share. As of June 30, 2011, a total of $25,493 of share repurchases had not yet been settled in cash. In addition, the Company repurchased 85 additional shares of its common stock for $7,261, or an average price of $85.83 per share during the period July 1, 2011 through July 31, 2011. As a result of these transactions, the Company’s remaining board authorization for share repurchases as of July 31, 2011 is approximately $358,200.

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

On June 6, 2011, our stockholders approved the DaVita Inc. 2011 Incentive Award Plan (The 2011 Plan). The 2011 Plan constitutes an amendment and restatement of the DaVita Inc. 2002 Equity Compensation Plan, as amended (The 2002 Plan). The 2011 Plan authorizes the Company to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock units, restricted stock, and certain other performance-based awards. The 2011 Plan is designed to enable the Company to grant performance-based equity and cash awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The 2011 Plan does not increase the number of shares authorized under the 2002 Plan but reflects a broad range of compensation and governance best practices such as limitations on the aggregate number of awards that can be granted to any one person, prohibitions on the amendment of stock awards to reduce the exercise price, prohibitions on the replacement of an option or stock appreciation right with cash or any other award when the price per share exceeds fair value of the underlying shares and prohibitions on the grant of options or stock appreciation rights with an exercise price or base price that is less than fair market value.

4. Long-term debt

Long-term debt was comprised of the following:

	June 30, 2011	December 31, 2010
Senior Secured Credit Facilities:
Term Loan A	$975,000	$1,000,000
Term Loan B	1,741,250	1,750,000
Senior notes	1,550,000	1,550,000
Acquisition obligations and other notes payable	11,626	9,049
Capital lease obligations	15,815	8,074

Total debt principal outstanding	4,293,691	4,317,123
Discount on long-term debt	(7,642)	(8,381)

	4,286,049	4,308,742
Less current portion	(75,226)	(74,892)

	$4,210,823	$4,233,850

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at June 30, 2011 were as follows:

2011 (remainder of the year)	40,429
2012	69,293
2013	119,805
2014	169,296
2015	669,993
2016	1,663,655
Thereafter	1,561,220

During the first six months of 2011, the Company made mandatory principal payments totaling $25,000 on the Term Loan A and $8,750 on the Term Loan B.

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

As of June 30, 2011, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $975,000. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $12,300 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2011 will be reclassified into income over the next twelve months.

As of June 30, 2011, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s derivative instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long-term liabilities	$14,247	Other long-term liabilities	$—

Interest rate cap agreements	Other long-term assets	$5,374	Other long-term assets	$—

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the six months ended June 30, 2011 and 2010:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements				Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2011	2010	2011	2010		2011	2010	2011	2010
Interest rate swap agreements	$(16,790)	$68	$(19,991)	$(215)	Debt expense	$(3,490)	$(3,572)	$(5,744)	$(7,151)
Interest rate cap agreements	(4,221)	—	(7,784)	—	Debt expense	(897)	—	(1,495)	—
Tax benefit (expense)	8,173	(27)	10,804	83		1,706	1,389	2,816	2,781

Total	$(12,838)	$41	$(16,971)	$(132)		$(2,681)	$(2,183)	$(4,423)	$(4,370)

Total comprehensive income for the three and six months ended June 30, 2011 was $110,555 and $223,127, respectively, including a decrease to other comprehensive income due to unrealized valuation losses on interest rate swaps and caps of $10,157 and $12,548, net of tax, respectively, net of amounts reclassified into income, and an increase to other comprehensive income for unrealized valuation gains on investments, and the amounts reclassified into income of $47 and $258, net of tax, respectively.

Total comprehensive income for the three and six months ended June 30, 2010 was $125,752 and $252,980, respectively, including an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation loss on interest rate swaps of $2,224 and $4,238, net of tax, respectively, and a decrease to other comprehensive income for unrealized valuation gains on investments, and the amounts reclassified into income of $365 and $151, net of tax, respectively.

As of June 30, 2011, the Company’s interest rates were economically fixed on primarily all of its total debt.

As a result of the swap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.68%, based upon the current margins in effect of 2.75% for the Term loan A and 3.00% for the Term Loan B, as of June 30, 2011.

The Company’s overall weighted average effective interest rate during the second quarter of 2011 was 5.33% and as of June 30, 2011 was 5.34%.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of June 30, 2011, the Company had undrawn revolving credit facilities totaling $250,000 of which approximately $45,789 was committed for outstanding letters of credit.

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

Inquiries by the Federal Government

Eastern District of Missouri Matter: In March 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through March 2005. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen®, or EPO. In May 2007, the Company received a request for documents related to durable medical equipment and supply companies owned and operated by the Company. The Company cooperated with the inquiry and has produced the requested records. The subpoenas were issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this inquiry. The Company has not received a communication from the St. Louis U.S. Attorney’s Office on this matter in over two years.

Eastern District of Texas Matter: In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company cooperated with the inquiry and has produced all previously requested records to date. The Company was contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this is a civil inquiry related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these allegations and the Company was subsequently served with a complaint by the relator. The government did not intervene and is not actively pursuing this matter. The relator is pursuing the claims independently and the parties are engaged in active litigation. The Company believes that there is some overlap between this issue and the ongoing review of EPO utilization in the Eastern District of Missouri matter described above.

Northern District of Georgia Matter: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

other related matters. The subpoena covers the period from January 2003 to the present. The Company has been in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and was advised that this is a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil qui tam complaint filed by individuals and brought pursuant to the federal False Claims Act. On April 1, 2011, the United States District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the United States would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators filed their amended complaint in the United States District Court for the Northern District of Georgia and have indicated that they will independently pursue the case.

Dallas Matter: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005 to the present, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The general subject matter of the investigation appears to overlap with the Eastern District of Missouri Matter described above. The Company met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company has been advised that this is a civil investigation. The Company is cooperating with the inquiry and is producing the requested records.

Colorado Matter: The Company has learned that the U.S. Attorney’s Office for the District of Colorado has opened a grand jury investigation that encompasses certain activities of the Company. The Company understands that the investigation is at a very preliminary stage, and while its precise scope is unclear, it appears to overlap, at least in part, with the Eastern District of Missouri and OIG Dallas matters described above and previously disclosed by the Company. The Company intends to cooperate with the investigation.

Except as otherwise described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government as set forth above. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas or inquiries will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against the Company, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against the Company as indicated above, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators claims, or the potential range of damages, if any.

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

(unaudited)

(dollars and shares in thousands, except per share data)

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

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The parties have reached an agreement, subject to approval by the court, that fully resolves this matter for an amount that will not materially impact the Company’s financial results.

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

(unaudited)

(dollars and shares in thousands, except per share data)

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

The Company’s investments consist of the following:

	June 30, 2011			December 31, 2010
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$21,814	$—	$21,814	$21,803	$—	$21,803
Investments in mutual funds	—	11,283	11,283	—	10,048	10,048

	$21,814	$11,283	$33,097	$21,803	$10,048	$31,851

Short-term investments	$21,814	$1,200	$23,014	$21,803	$1,200	$23,003
Long-term investments	—	10,083	10,083	—	8,848	8,848

	$21,814	$11,283	$33,097	$21,803	$10,048	$31,851

The cost of the certificates of deposit, money market funds and U.S. treasury notes at June 30, 2011 and December 31, 2010 approximates their fair value. As of June 30, 2011 and December 31, 2010, the available for sale investments included $1,247 and $824, of gross pre-tax unrealized gains, respectively. During the six months ended June 30, 2011, the Company recorded gross pre-tax unrealized gains of $516, or $315 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2011, the Company sold equity securities in mutual funds for net proceeds of $1,149, and recognized a pre-tax gain of $93, or $57 after tax, that was previously recorded in other comprehensive income. During the six months ended June 30, 2010, the Company sold investments in mutual funds for net proceeds of $900, and recognized a pre-tax loss of $22, or $14 after tax, that was previously recorded in other comprehensive income.

As of June 30, 2011, investments totaling $18,542 classified as held to maturity are investments used to maintain certain capital requirements of the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in process of paying out all incurred claims. The Company also expects to liquidate its investments that are currently held to maintain certain capital requirements as soon as the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of June 30, 2011:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$11,283	$11,283	$—	$—

Interest rate cap agreements	$5,374	$—	$5,374	$—

Liabilities
Interest rate swap agreements	$14,247	$—	$14,247	$—

Temporary equity
Noncontrolling interests subject to put provisions	$416,504	$—	$—	$416,504

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

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at June 30, 2011 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $2,708,608 as of June 30, 2011 and the fair value was $2,711,114 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $1,561,625 at June 30, 2011, based upon quoted market prices, as compared to the carrying amount of $1,550,000.

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

(unaudited)

(dollars and shares in thousands, except per share data)

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

9. Income taxes

As of June 30, 2011, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $8,892, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $754 from the December 31, 2010 balance of $8,138 due to the addition of 2011 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2011 and December 31, 2010, the Company had approximately $3,886 and $3,177, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

10. Acquisitions

On February 4, 2011, the Company entered into a definitive agreement to acquire all of the outstanding equity securities of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI Renal, Inc. (DSI), in cash for approximately $689,200, subject to among other things, adjustments for certain items such as working capital, the purchase of noncontrolling interests, capital assets and acquisitions expenditures. DSI currently operates approximately 106 outpatient dialysis centers serving approximately 8,000 patients. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. The FTC has determined that the Company will be required to divest approximately 30 outpatient dialysis centers as a condition of the transaction. The Company still expects the transaction to close in the third quarter of 2011.

During the first six months of 2011, the Company acquired 35 dialysis centers for an aggregate purchase cost of $151,379, which includes deferred purchase price and assumption of liabilities totaling $183.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The initial purchase cost allocations for acquired businesses are recorded at fair values based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved and other information arranged to be obtained has been received, but in no case in excess of one year from the acquisition date.

The aggregate purchase cost allocations for dialysis businesses were as follows:

Six months ended June 30, 2011
Tangible assets, principally leasehold improvements and equipment	$14,453
Amortizable intangible assets	6,151
Goodwill	160,579
Noncontrolling interests assumed	(29,741)
Liabilities assumed	(63)

Aggregate purchase cost	$151,379

Amortizable intangible assets acquired during the first six months of 2011 had weighted average estimated useful lives of ten years. All of the goodwill acquired during the first six months of 2011 was associated with the dialysis and related lab services business. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $135,000.

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

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Segment revenues:
Dialysis and related lab services (1)
External sources	$1,588,774	$1,494,049	$3,091,312	$2,969,982
Intersegment revenues	2,019	2,172	4,226	4,684

Total dialysis and related lab services	1,590,793	1,496,221	3,095,538	2,974,666

Other – Ancillary services and strategic initiatives
External sources (2)	$122,756	$92,858	$226,174	$176,343
Intersegment revenues	531	—	2,828	—

Total ancillary services and strategic initiatives	123,287	92,858	229,002	176,343

Total segment revenues	1,714,080	1,589,079	3,324,540	3,151,009
Elimination of intersegment revenues	(2,551)	(2,172)	(7,053)	(4,684)

Consolidated revenues	$1,711,529	$1,586,907	$3,317,487	$3,146,325

Segment operating margin (loss): (3)
Dialysis and related lab services	$282,812	$253,672	$532,980	$505,790
Other – Ancillary services and strategic initiatives	(24,841)	(1,974)	(31,259)	(3,539)

Total segment margin	257,971	251,698	501,721	502,251
Reconciliation of segment operating margin to consolidated income before income taxes:
Stock-based compensation	(13,342)	(12,167)	(23,058)	(22,399)
Equity investment income	2,417	2,834	3,936	5,179

Consolidated operating income	247,046	242,365	482,599	485,031
Debt expense	(59,897)	(43,655)	(118,492)	(88,238)
Debt redemption charges	—	(4,127)	—	(4,127)
Other income	556	739	1,397	1,570

Consolidated income before income taxes	$187,705	$195,322	$365,504	$394,236

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2011 was $62,820 and $123,167, respectively, and were $1,650 and $3,340, respectively, for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2010 was $56,714 and $112,532, respectively, and were $1,639 and $3,289, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	June 30, 2011	December 31, 2010
Segment assets
Dialysis and related lab services	$7,946,706	$7,862,882
Other – Ancillary services and strategic initiatives	215,909	225,624
Equity investments	30,106	25,918

Consolidated assets	$8,192,721	$8,114,424

For the three and six months ended June 30, 2011, the total amount of expenditures for property and equipment for the dialysis and related lab services were $92,565 and $159,683, respectively, and were $1,902 and $3,466, respectively, for the ancillary services and strategic initiatives.

For the three and six months ended June 30, 2010, the total amount of expenditures for property and equipment for the dialysis and related lab services were $55,280 and $100,315, respectively, and were $1,485 and $1,822, respectively, for the ancillary services and strategic initiatives.

12. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to DaVita Inc.	$100,015	$107,853	$194,517	$217,276

Increase (decrease) in paid-in capital for sales of noncontrolling interests in three and four joint ventures for the three and six months ended June 30, 2011, respectively, and two and three joint ventures for the three and six months ended June 30, 2010, respectively	142	(228)	169	(176)
Decrease in paid-in capital for the purchase of noncontrolling interests in three and four joint ventures for the three and six months ended June 30, 2011, respectively, and three and four joint ventures for the three and six months ended June 30, 2010, respectively	(5,187)	(992)	(5,801)	(779)

Net transfer to noncontrolling interests	(5,045)	(1,220)	(5,632)	(955)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$94,970	$106,633	$188,885	$216,321

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

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

Total assets of these consolidated operating VIEs were approximately $6,000 and their liabilities to unrelated third parties were approximately $5,000 at June 30, 2011.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs, and as their primary beneficiary, the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 6 for disclosures of the assets of these consolidated non-qualified deferred compensation plans.

14. Goodwill

In the second quarter of 2011, the Company determined that circumstances indicated it was more likely than not that the fair value of one of the Company’s ancillary businesses, HomeChoice Partners (HCP), which provides infusion therapy services, was less than its carrying amount. The primary factor informing the Company’s conclusion was the recent decline in the operating performance of HCP caused mainly by rapid expansion. This led management to scale back significantly its current plans for HCP’s future growth initiatives and to update HCP’s forecasts and current operating budgets accordingly. These revisions reduced the current and expected future cash flows that the Company believes market participants would use currently in determining the fair value of the HCP business. As a result, the Company has estimated that the carrying amount of its goodwill related to HCP exceeds its implied fair value by $24,000, resulting in a pre-tax goodwill impairment charge of that amount. As of June 30, 2011, after giving effect to this impairment charge, the Company has approximately $31,900 of remaining goodwill recorded related to HCP. The Company is in the process of finalizing its estimates of the fair values used to determine the amount of the goodwill impairment charge and, depending upon the outcome of that analysis, an additional goodwill impairment charge could result. However, management does not believe that such an amount, if any, would be material.

15. Significant new accounting standards

In July 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the current presentation and disclosure requirements for Health Care

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Entities that recognize significant amounts of patient service revenue at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard is applied retrospectively to all prior periods presented and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard is applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard is applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

16. Condensed consolidating financial statements

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended June 30, 2011
Net operating revenues	$115,230	$1,403,016	$360,062	$(166,779)	$1,711,529
Operating expenses	73,466	1,240,527	317,269	(166,779)	1,464,483

Operating income	41,764	162,489	42,793	—	247,046
Debt (expense)	(60,440)	(56,920)	(383)	57,846	(59,897)
Other income	58,106	183	113	(57,846)	556
Income tax expense	15,772	48,532	2,736	—	67,040
Equity earnings in subsidiaries	76,357	43,110	—	(119,467)	—

Net income	100,015	100,330	39,787	(119,467)	120,665
Less: Net income attributable to noncontrolling interests	—	—	—	(20,650)	(20,650)

Net income attributable to DaVita Inc.	$100,015	$100,330	$39,787	$(140,117)	$100,015

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended June 30, 2010
Net operating revenues	$109,757	$1,269,975	$327,680	$(120,505)	$1,586,907
Operating expenses	66,242	1,131,797	267,008	(120,505)	1,344,542

Operating income	43,515	138,178	60,672	—	242,365
Debt (expense)	(48,103)	(41,171)	(344)	41,836	(47,782)
Other income	41,885	(16)	706	(41,836)	739
Income tax expense	14,835	54,507	2,087	—	71,429
Equity earnings in subsidiaries	85,391	42,387	—	(127,778)	—

Net income	107,853	84,871	58,947	(127,778)	123,893
Less: Net income attributable to noncontrolling interests	—	—	—	(16,040)	(16,040)

Net income attributable to DaVita Inc.	$107,853	$84,871	$58,947	$(143,818)	$107,853

For the six months ended June 30, 2011
Net operating revenues	$218,503	$2,732,336	$686,407	$(319,759)	$3,317,487
Operating expenses	139,840	2,416,616	598,191	(319,759)	2,834,888

Operating income	78,663	315,720	88,216	—	482,599
Debt (expense)	(119,305)	(111,060)	(563)	112,436	(118,492)
Other income	112,973	498	362	(112,436)	1,397
Income tax expense	28,932	98,382	2,773	—	130,087
Equity earnings in subsidiaries	151,118	68,977	—	(220,095)	—

Net income	194,517	175,753	85,242	(220,095)	235,417
Less: Net income attributable to noncontrolling interests	—	—	—	(40,900)	(40,900)

Net income attributable to DaVita Inc.	$194,517	$175,753	$85,242	$(260,995)	$194,517

For the six months ended June 30, 2010
Net operating revenues	$213,425	$2,539,446	$629,458	$(236,004)	$3,146,325
Operating expenses	126,277	2,246,801	524,220	(236,004)	2,661,294

Operating income	87,148	292,645	105,238	—	485,031
Debt (expense)	(92,801)	(83,933)	(717)	85,086	(92,365)
Other income	85,140	659	857	(85,086)	1,570
Income tax expense	31,795	109,717	3,831	—	145,343
Equity earnings in subsidiaries	169,584	69,080	—	(238,664)	—

Net income	217,276	168,734	101,547	(238,664)	248,893
Less: Net income attributable to noncontrolling interests	—	—	—	(31,617)	(31,617)

Net income attributable to DaVita Inc.	$217,276	$168,734	$101,547	$(270,281)	$217,276

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$710,073	$—	$19,752	$—	$729,825
Accounts receivable, net	—	957,339	174,712	—	1,132,051
Other current assets	8,130	595,461	47,897	—	651,488

Total current assets	718,203	1,552,800	242,361	—	2,513,364
Property and equipment, net	47,406	901,360	274,896	—	1,223,662
Amortizable intangibles, net	54,274	94,633	3,949	—	152,856
Investments in subsidiaries	6,355,021	658,679	—	(7,013,700)	—
Intercompany receivables	—	699,230	176,874	(876,104)	—
Other long-term assets and investments	15,561	58,621	1,271	—	75,453
Goodwill	—	3,775,610	451,776	—	4,227,386

Total assets	$7,190,465	$7,740,933	$1,151,127	$(7,889,804)	$8,192,721

Current liabilities	$98,226	$868,672	$68,713	$—	$1,035,611
Intercompany payables	751,949	—	124,155	(876,104)	—
Long-term debt and other long-term liabilities	4,190,850	574,544	29,086	—	4,794,480
Noncontrolling interests subject to put provisions	268,581	—	—	147,923	416,504
Total DaVita Inc. shareholders’ equity	1,880,859	6,297,717	715,983	(7,013,700)	1,880,859
Noncontrolling interest not subject to put provisions	—	—	213,190	(147,923)	65,267

Total equity	1,880,859	6,297,717	929,173	(7,161,623)	1,946,126

Total liabilities and equity	$7,190,465	$7,740,933	$1,151,127	$(7,889,804)	$8,192,721

As of December 31, 2010
Cash and cash equivalents	$856,803	$—	$3,314	$—	$860,117
Accounts receivable, net	—	895,955	153,021	—	1,048,976
Other current assets	11,231	653,670	48,860	—	713,761

Total current assets	868,034	1,549,625	205,195	—	2,622,854
Property and equipment, net	30,409	888,927	251,472	—	1,170,808
Amortizable intangibles, net	58,967	98,795	4,873	—	162,635
Investments in subsidiaries	6,154,398	555,579	—	(6,709,977)	—
Intercompany receivables	—	516,286	208,030	(724,316)	—
Other long-term assets and investments	8,951	56,996	873	—	66,820
Goodwill	—	3,731,983	359,324	—	4,091,307

Total assets	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

Current liabilities	$61,384	$786,114	$76,847	$—	$924,345
Intercompany payables	611,919	—	112,397	(724,316)	—
Long-term debt and other long-term liabilities	4,210,703	539,620	19,570	—	4,769,893
Noncontrolling interests subject to put provisions	258,331	—	—	124,721	383,052
Total DaVita Inc. shareholders’ equity	1,978,422	6,072,457	637,520	(6,709,977)	1,978,422
Noncontrolling interest not subject to put provisions	—	—	183,433	(124,721)	58,712

Total equity	1,978,422	6,072,457	820,953	(6,834,698)	2,037,134

Total liabilities and equity	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$194,517	$175,753	$85,242	$(220,095)	$235,417
Changes in operating assets and liabilities and non-cash items included in net income	(98,306)	157,151	19,836	220,095	298,776

Net cash provided by operating activities	96,211	332,904	105,078	—	534,193

Cash flows from investing activities:
Additions of property and equipment, net	(19,269)	(89,010)	(46,650)	—	(154,929)
Acquisitions	—	(151,196)	—	—	(151,196)
Proceeds from asset sales	—	2,954	—	—	2,954
Proceeds from investment sales and other items	(725)	340	(5,000)	—	(5,385)

Net cash used in investing activities	(19,994)	(236,912)	(51,650)	—	(308,556)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(55,558)	1,694	8,625	—	(45,239)
Intercompany borrowing	96,785	(91,103)	(5,682)	—	—
Other items	(264,174)	(6,583)	(39,933)	—	(310,690)

Net cash used in financing activities	(222,947)	(95,992)	(36,990)	—	(355,929)

Net (decrease) increase in cash and cash equivalents	(146,730)	—	16,438	—	(130,292)
Cash and cash equivalents at beginning of period	856,803	—	3,314	—	860,117

Cash and cash equivalents at end of period	$710,073	$—	$19,752	$—	$729,825

For the six months ended June 30, 2010
Cash flows from operating activities:
Net income	$217,276	$168,734	$101,547	$(238,664)	$248,893
Changes in operating assets and liabilities and non-cash items included in net income	(168,264)	220,262	18,211	238,664	308,873

Net cash provided by operating activities	49,012	388,996	119,758	—	557,766

Cash flows from investing activities:
Additions of property and equipment, net	(5,624)	(81,227)	(12,500)	—	(99,351)
Acquisitions	—	(91,701)	—	—	(91,701)
Proceeds from asset sales	—	17,681	—	—	17,681
Proceeds from investment sales and other items	114	3,454	—	—	3,568

Net cash used in investing activities	(5,510)	(151,793)	(12,500)	—	(169,803)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(248,533)	522	(3,957)	—	(251,968)
Intercompany borrowing	308,193	(236,113)	(72,080)	—	—
Other items	(64,288)	(1,612)	(34,838)	—	(100,738)

Net cash used in financing activities	(4,628)	(237,203)	(110,875)	—	(352,706)

Net increase (decrease) in cash and cash equivalents	38,874	—	(3,617)	—	35,257
Cash and cash equivalents at beginning of period	534,550	—	4,909	—	539,459

Cash and cash equivalents at end of period	$573,424	$—	$1,292	$—	$574,716

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from uncertainties associated with governmental regulations, general economic and other market conditions, competition, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, investigations by various governmental entities and potential other related proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire, expansion of our operations and services to markets outside the United States, or to businesses outside of dialysis and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Our consolidated operating results for the second quarter of 2011 compared with the prior sequential quarter and the same quarter of 2010 as well as the six months ended June 30, 2011 compared to the same periods in 2010 were as follows:

	Three months ended						Six months ended
	June 30, 2011		March 31, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	(dollar amounts rounded to nearest million)
Net operating revenues	$1,712	100%	$1,606	100%	$1,587	100%	$3,317	100%	$3,146	100%

Operating expenses and charges:
Patient care costs	1,165	68%	1,116	69%	1,111	70%	2,281	69%	2,193	70%
General and administrative	164	10%	152	9%	136	9%	315	10%	273	9%
Depreciation and amortization	64	4%	62	4%	58	4%	127	4%	116	4%
Provision for uncollectible accounts	49	3%	42	3%	42	3%	92	3%	84	3%
Goodwill impairment charge	24	1%	—	—	—	—	24	1%	—	—
Equity investment income	(2)	—	(2)	—	(3)	—	(4)	—	(5)	—

Total operating expenses and charges	1, 464	85%	1,370	85%	1,345	85%	2,835	85%	2,661	85%

Operating income	$247	15%	$236	15%	$242	15%	$483	15%	$485	15%

The following table summarizes consolidated net operating revenues:

	Three months ended			Six months ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,591	$1,505	$1,496	$3,096	$2,975
Other – Ancillary Services and Strategic Initiatives	123	106	93	229	176

Total segment revenues	1,714	1,611	1,589	3,325	3,151
Elimination of intersegment revenues	(2)	(5)	(2)	(8)	(5)

Consolidated net operating revenues	$1,712	$1,606	$1,587	$3,317	$3,146

The following table summarizes consolidated operating income:

	Three months ended			Six months ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$283	$250	$254	$533	$506
Other – Ancillary Services and Strategic Initiatives	(25)	(6)	(2)	(31)	(4)

Total segment operating income	258	244	252	502	502
Reconciling items:
Stock-based compensation	(13)	(10)	(12)	(23)	(22)
Equity investment income	2	2	3	4	5

Consolidated operating income	247	236	242	483	485
Reconciliation of non-GAAP measure:
Add: Goodwill impairment charge	24	—	—	24	—

Non-GAAP consolidated operating income (1)	$271	$236	$242	$507	$485

(1)

For the three and six months ended June 30, 2011, we have excluded a non-cash goodwill impairment charge from operating expenses and operating income because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding a non-cash goodwill impairment charge that resulted from a decrease in the implied fair value of goodwill below its carrying amount associated with HomeChoice Partners (HCP), which provides infusion therapy services, during the second quarter of 2011 and is therefore more meaningful and comparable to our prior period results and more indicative of our normal consolidated operating income.

Consolidated net operating revenues

Consolidated net operating revenues for the second quarter of 2011 increased by approximately $106 million, or approximately 6.6%, as compared to the first quarter of 2011. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $86 million, principally due to an increase in the number of treatments as a result of one additional treatment day in the second quarter of 2011 and as a result of additional treatments from non-acquired growth and acquisitions. Consolidated net operating revenues also increased due to an increase of approximately $6 in the average dialysis revenue per treatment, as described below.

Consolidated net operating revenues for the second quarter of 2011 increased by approximately $125 million, or approximately 7.9%, as compared to the second quarter of 2010. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $95 million, principally due to strong volume growth from additional treatments as a result of non-acquired treatment growth in existing and new centers and growth through acquisitions, partially offset by a decrease of approximately $3 in the average dialysis revenue per treatment, as described below. The increase in consolidated net revenues was also due to an increase of approximately $30 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services.

Consolidated net operating revenues for the six months ended June 30, 2011 increased by approximately $171 million, or approximately 5.4%, as compared to the same period in 2010. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $121 million, principally due to strong volume growth from additional treatments as a result of non-acquired treatment growth in existing and new centers and growth through acquisitions, partially offset by a decrease of approximately $10 in the average dialysis revenue per treatment as a result of the same factors, as described for the second quarter of 2011 as compared to the same quarter of 2010. The increase in consolidated net revenues was also due to an increase of approximately $53 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services.

Consolidated operating income

Consolidated operating income for the second quarter of 2011, excluding the $24 million HCP goodwill impairment charge, would have increased by approximately $35 million, or approximately 14.8%, as compared to the first quarter of 2011. This increase in consolidated operating income was primarily due to an increase in the dialysis and related lab services net revenues, principally due to an increase in the number of treatments as a result of one additional treatment day in the second quarter of 2011 and an increase of approximately $6 in the average dialysis revenue per treatment as discussed below. Consolidated operating income also benefited from improvements in productivity but was negatively impacted by higher labor and benefit costs, the timing of certain other operating costs and a decline in the intensities of physician-prescribed pharmaceuticals.

Consolidated operating income for the second quarter of 2011, excluding the $24 million HCP goodwill impairment charge, would have increased by approximately $29 million, or approximately 12.0%, as compared to the second quarter of 2010. The increase in consolidated operating income was primarily due to strong volume growth from additional treatments as a result of non-acquired growth in existing and new centers and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $3, as described below. Consolidated operating income also increased as a result of lower pharmaceutical costs and cost control initiatives, but was negatively impacted by higher labor and related payroll costs, additional benefit costs, a decline in productivity, an increase in professional fees in conjunction with acquisition-related transactions and for compliance and international initiatives, as well as a decline in the intensities of physician-prescribed pharmaceuticals.

Consolidated operating income for the six months ended June 30, 2011, excluding the $24 million HCP goodwill impairment charge, would have increased by approximately $22 million, or approximately 4.5%, as compared to the same period in 2010. The increase in consolidated operating income was primarily due to strong volume growth from additional treatments as a result of non-acquired growth in existing and new centers and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $10, as described below. Consolidated operating income was also impacted by the same additional factors as discussed for the second quarter of 2011, as compared to the second quarter of 2010.

Operating segments

Dialysis and related lab services

	Three months ended			Six months ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$1,591	$1,505	$1,496	$3,096	$2,975

Segment operating income	$283	$250	$254	$533	$506

Dialysis treatments	4,777,817	4,602,375	4,462,565	9,380,191	8,756,685
Average dialysis treatments per treatment day	61,254	59,771	57,212	60,517	56,495
Average dialysis revenue per treatment (including lab services)	$332	$326	$335	$329	$339

Net operating revenues

Dialysis and related lab services’ net operating revenues for the second quarter of 2011 increased by approximately $86 million, or approximately 5.7%, as compared to the first quarter of 2011. The increase in net operating revenues was primarily due to an increase in the number of treatments as a result of one additional treatment day in the second quarter of 2011 and from non-acquired treatment growth in existing and new centers and from growth through acquisitions, totaling approximately 3.8%. The increase was also due to an increase in our average dialysis revenue per treatment of approximately $6, or approximately 1.8%. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursement rates as a result of corrections to the transition adjustment factor under the new single bundled payment system, an increase in some of our commercial payment rates and a slight improvement in the commercial payor mix, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ net operating revenues increased by approximately $95 million, or 6.4%, in the second quarter of 2011, as compared to the second quarter of 2010. The increase in net operating revenues in the second quarter of 2011 was principally due to an increase in the number of treatments of approximately 7.1%, partially offset by a decrease in the average dialysis revenue per treatment of approximately $3, or approximately 0.7%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to a decline in our Medicare reimbursement rates as a result of operating in the new single bundled payment system, a decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates.

Dialysis and related lab services’ net operating revenues increased by approximately $121 million, or 4.1%, for the six months ended June 30, 2011, as compared to the same period in 2010. The increase in net operating revenues in the first six months of 2011 was principally due to an increase in the number of treatments of approximately 7.1%, partially offset by a decrease in the average dialysis revenue per treatment of approximately $10, or approximately 2.8%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to the same factors as described for the second quarter of 2011 as compared to the second quarter of 2010.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis in the second quarter of 2011 remained flat compared to the first quarter of 2011. However patient care costs benefited from improvements in productivity, lower intensities of physician-prescribed pharmaceuticals and slightly lower pharmaceutical costs, offset by higher labor and benefit costs.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $9 in the second quarter of 2011 as compared to the second quarter of 2010. The decrease in the per treatment costs was primarily attributable to lower pharmaceutical costs and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in labor and related payroll costs, additional benefit costs, a decline in productivity and an increase in other operating costs of our dialysis centers.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $11 for the six months ended June 30, 2011 as compared to the same period in 2010. The decrease in the per treatment costs was primarily attributable to the same factors as discussed above for the change in the second quarter of 2011 as compared to the second quarter of 2010.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $133 million for the second quarter of 2011 increased by approximately $8 million as compared to the first quarter of 2011. The increase was primarily due to higher labor and benefit costs and an increase in professional fees in conjunction with international initiatives.

General and administrative expenses increased by approximately $24 million and $37 million for the second quarter of 2011 and for the six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increases, were primarily due to higher information technology expenditures, higher labor and benefit costs, an increase in professional fees in conjunction with acquisition-related transactions and for compliance and international initiatives and the timing of certain other expenditures. General and administrative expenses, as a percentage of dialysis and related lab services’ revenue, was 8.3% for the second quarter of 2011, 8.3% for the first quarter of 2011 and 7.3% for the second quarter of 2010.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $63 million for the second quarter of 2011, $60 million for the first quarter of 2011 and $57 million for the second quarter of 2010. The increases in depreciation and amortization in the second quarter of 2011, as compared to both the first quarter of 2011 and the second quarter of 2010, was primarily due to growth in newly developed centers and from centers through acquisitions.

Depreciation and amortization for dialysis and related lab services was approximately $123 million for the six months ended June 30, 2011, as compared to $113 million for the same period in 2010. The increase was primarily due to the same factors, as described above.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.0% for the second quarter of 2011 and was 2.8% for the first quarter of 2011 and the second quarter of 2010. The increase in the provision for uncollectible accounts was primarily the result of an increase in our write-offs of our accounts receivable balances. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Segment operating income

Dialysis and related lab services’ operating income for the second quarter of 2011 increased by approximately $33 million, as compared to the first quarter of 2011. The increase in operating income was primarily attributable to an increase in revenue as a result of additional treatments in the second quarter of 2011, as described above, an increase in the average dialysis revenue per treatment of approximately $6, as also discussed above, improvements in productivity and a slight decline in pharmaceutical costs. However, dialysis and related lab services’ operating income was negatively impacted by higher labor and benefit costs and a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ operating income for the second quarter of 2011 increased by approximately $29 million, as compared to the second quarter of 2010. The increase in operating income was primarily attributable to strong volume growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $3, as described above. Dialysis and related lab services’ also increased as a result of lower pharmaceutical costs and cost control initiatives, but was negatively impacted by higher labor costs and related payroll taxes, additional benefit costs, a decline in productivity, an increase in professional fees in conjunction with acquisition-related transactions and compliance and international initiatives and a decline in intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ operating income for the six months ended June 30, 2011 increased by approximately $27 million, as compared to the same period in 2010. The increase in operating income was primarily attributable to strong volume growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $10, as described above. Dialysis and related lab services was also impacted by the same additional factors discussed above for the second quarter of 2011 as compared to the second quarter of 2010.

Other – Ancillary Services and Strategic Initiatives

	Three months ended			Six months ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(dollar amounts rounded to nearest million)
Revenues	$123	$106	$93	$229	$176

Segment operating loss	$(25)	$(6)	$(2)	$(31)	$(4)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the second quarter of 2011 increased by approximately $17 million as compared to the first quarter of 2011. The increase was primarily due to an increase in revenue in our pharmacy services due to volume growth, additional days in the second quarter of 2011 and an increase in the pharmacy’s other services revenue.

The increase in net operating revenues for the second quarter of 2011 of approximately $30 million, as compared to the second quarter of 2010, was primarily due to volume growth in our pharmacy services.

The ancillary services and strategic initiatives’ net operating revenues for the six months ended June 30, 2011 increased by approximately $53 million as compared to the same period in 2010. The increase was primarily due to an increase in revenue in our pharmacy services and increases in revenues associated with our infusion therapy services and our disease management services.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the second quarter of 2011 increased by approximately $36 million as compared to the first quarter of 2011, which includes the $24 million HCP goodwill impairment charge, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by approximately $12 million primarily due to volume growth and an increase in labor costs associated with our pharmacy services.

Ancillary services and strategic initiatives’ operating expenses for the second quarter of 2011 increased by approximately $53 million as compared to the second quarter in 2010, which includes the $24 million HCP goodwill impairment charge, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by approximately $29 million primarily due to volume growth in our pharmacy services, an increase in medical supply costs and an increase in labor and benefit costs.

Ancillary services and strategic initiatives’ operating expenses for the six months ended June 30, 2011 increased by approximately $80 million as compared to the same period in 2010, which includes the $24 million HCP goodwill impairment charge, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by approximately $56 million primarily due to the same factors as discussed for the increase in the second quarter of 2011 as compared to the second quarter of 2010.

Goodwill

In the second quarter of 2011, we determined that circumstances indicated it was more likely than not that the fair value of one of our ancillary businesses, HCP, which provides infusion therapy services, was less than its carrying amount. The primary factor informing our conclusion was the recent decline in the operating performance of HCP caused mainly by rapid expansion. This led management to scale back significantly its current plans for HCP’s future growth initiatives and to update HCP’s forecasts and current operating budgets accordingly. These revisions reduced the current and expected future cash flows that the Company believes market participants would use currently in determining the fair value or the HCP business. As a result, we have estimated that the carrying amount of goodwill related to HCP exceeds its implied fair value by $24 million, resulting in a pre-tax goodwill impairment charge of that amount. As of June 30, 2011, after giving effect to this impairment charge, we have approximately $32 million of remaining goodwill recorded related to HCP. We are in the process of finalizing our estimates of the fair values used to determine the amount of the goodwill impairment charge and, depending upon the outcome of that analysis, an additional goodwill impairment charge could result. However, management does not believe that such an amount, if any, would be material.

Segment operating results

Ancillary services and strategic initiatives’ operating losses increased by approximately $19 million in the second quarter of 2011 as compared to the first quarter of 2011, which includes the $24 million HCP goodwill impairment charge, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have decreased by approximately $5 million. The decrease was primarily due to improved operating performance in our pharmacy services as a result of an increase in revenue due to volume growth, additional days in the second quarter of 2011 and an increase in other services revenue, as well as improved operating performance in our disease management services.

Ancillary services and strategic initiatives’ operating losses increased by approximately $23 million in the second quarter of 2011, as compared to the second quarter of 2010, which includes the $24 million HCP goodwill impairment charge, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have decreased by $1 million. The decrease was primarily due to improved operating performance in our disease management services and in our vascular access services, partially offset by a decrease in operating performance in some of our other strategic initiatives.

Ancillary services and strategic initiatives’ operating losses increased by approximately $27 million for the six months ended June 30, 2011, as compared to the same period in 2010, which includes the $24 million HCP goodwill impairment charge, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have increased by $3 million. The increase was primarily due to the result of deteriorations in the operating performance of our infusion therapy services, ESRD clinical research programs and in other strategic initiatives, partially offset by improvements in our vascular access services.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $13.3 million in the second quarter of 2011 represented an increase of approximately $3.6 million as compared to the first quarter of 2011 and an increase of approximately $1.2 million as compared to the second quarter of 2010. The increases were primarily due to an increase in the aggregate quantity of grants that contributed expense to these respective periods. For the six months ended June 30, 2011, stock-based compensation increased by approximately $0.7 million as compared to the same period in 2010.

Other income. Other income for the second quarter of 2011 decreased by approximately $0.3 million as compared to the first quarter of 2011 and decreased by approximately $0.2 million as compared to the second quarter of 2010. For the six months ended June 30, 2011, other income decreased by approximately $0.2 million as compared to the same period in 2010.

Debt expense. Debt expense of $60 million in the second quarter of 2011 increased by approximately $1.3 million from the first quarter of 2011 and increased by $16.2 million, as compared to the second quarter of 2010. The increase in debt expense in the second quarter of 2011 as compared to the first quarter of 2011 was primarily due to higher interest rates associated with our interest rate swap agreements that went effective January 31, 2011. The increase in debt expense in the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to additional borrowings under our new Senior Secured Credit Facilities that were issued on October 20, 2010 that contain significantly higher interest rates than the interest rates under our previous facility. In addition, debt expense in the second quarter of 2011 was also impacted by the amount of interest rate swaps that resulted in a higher overall weighted average effective interest rate on the Term Loan A and from the amortization of the interest rate cap premiums. However, debt expense in the second quarter of 2011 benefited from lower rates associated with the issuance of our new senior notes on October 20, 2010 and also benefited from lower outstanding principal balances on our senior notes. The overall weighted average effective interest rate for the second quarter of 2011 was 5.33%, as compared to 5.20% for the first quarter of 2011 and 4.68% for the second quarter of 2010.

For the six months ended June 30, 2011, debt expense increased by approximately $30.3 million, as compared to the same period in 2010. The increase was primarily attributable to the same factors that were discussed above for the increase in debt expense for the second quarter of 2011 as compared to the second quarter of 2010.

Equity investment income. Equity investment income was approximately $2.4 million for the second quarter of 2011, as compared to $1.5 million for the first quarter of 2011 and $2.8 million for the second quarter of 2010. The increase in equity income in the second quarter of 2011, as compared to the first quarter of 2011, was primarily due to the recognition of additional income in the second quarter of 2011. The decrease in equity income in the second quarter of 2011, as compared to the second quarter of 2010, was primarily due to a decrease in certain reimbursement rates. For the six months ended June 30, 2011, equity investment income decreased by approximately $1.2 million as compared to the same period in 2010. The decrease was primarily due to the recognition of additional revenue in one of the joint ventures during the first six months of 2010.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $20.7 million for the second quarter of 2011, as compared to $20.3 million for the first quarter of 2011 and $16.0 million for the second quarter of 2010. The increase in net income attributable to noncontrolling interests in the second quarter of 2011 as compared to the first quarter of 2011 was primarily due to an increase in earnings resulting from one additional treatment day in the second quarter of 2011. The increase in net income attributable to noncontrolling interests in the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to an increase in the overall profitability of our joint ventures, as well as increases in the number of joint ventures. For the six months ended June 30, 2011, net income attributable to noncontrolling interests increased by approximately $9.3 million as compared to the same period in 2010. The increase was primarily due to the same factors as the increase in the second quarter of 2011 as compared to the second quarter of 2010.

Accounts receivable

Our accounts receivable balances at June 30, 2011 and March 31, 2011 were $1,132 million and $1,069 million, respectively, which represented approximately 63 days and 62 days of revenue, respectively, net of bad debt provision. The increase in DSO was primarily the result of a slight slowdown in our cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the second quarter of 2011 from the first quarter of 2011 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook for 2011 and 2012. We are raising our operating income guidance for 2011 to now be in the range of $1,080 million to $1,120 million. This guidance excludes the non-cash goodwill impairment charge recorded in the second quarter of 2011. Our previous operating income guidance for 2011 was in the range of $1,040 million to $1,100 million. We are raising our operating cash flow guidance for 2011 to now be in the range of $900 million to $980 million. Our previous operating cash flow guidance for 2011 was in the range of $840 million to $940 million. We are also raising our operating income guidance for 2012 to now be in the range of $1,200 million to $1,300 million. Our previous operating income guidance for 2012 was in the range of $1,100 million to $1,200 million. The guidance above assumes the DSI acquisition closes in the third quarter of 2011. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from current projections. These risks, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, investigations by various governmental entities and potential other related proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and expansion of our operations and services to markets outside the United States, or to businesses outside of dialysis. See “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 25 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2011 was $204 million, compared to $296 million during the second quarter of 2010. The decrease in operating cash flow was primarily the result of a slow-down in our cash collections, the timing of payments for certain working capital expenditures and the timing of interest payments. Non-operating cash outflows for the second quarter of 2011 included capital asset expenditures of $94 million, including $39 million for new center developments and relocations and $55 million for maintenance and information technology. We spent an additional $70 million for acquisitions. We paid distributions to noncontrolling interests of $24 million and repurchased 3.5 million shares of our common stock for $291 million. Non-operating cash outflows for the second quarter of 2010 included capital asset expenditures of $57 million, including $29 million for new center developments and relocations and $28 million for maintenance and information technology. We spent an additional $91 million for acquisitions. We paid distributions to noncontrolling interests of $19 million and we repurchased 1.6 million shares of our common stock for approximately $100 million.

During the second quarter of 2011, we acquired and opened a total of 27 dialysis centers. During the second quarter of 2010, we acquired and opened a total of 41 dialysis centers, closed one center, sold one center and discontinued administrative and management services to one third-party owned center.

Cash flow from operations for the six months ended June 30, 2011 was $534 million compared to $558 million for the six months ended June 30, 2010. The decrease in operating cash flow was primarily due to a slow-down in our cash collections and the timing of payment for certain working capital expenditures. Non-operating cash outflows for the first six months of 2011 included capital asset expenditures of $163 million, including $67 million for new center developments and relocations and $96 million for maintenance and information technology. We spent an additional $151 million for acquisitions. We paid distributions to noncontrolling interests of $46 million and we repurchased 3.7 million shares of our common stock for approximately $291 million. Non-operating cash outflows for the first six months of 2010 included capital asset expenditures of $102 million, including $52 million for new center developments and relocations and $50 million for maintenance and information technology. We spent an additional $92 million for acquisitions. We paid distributions to noncontrolling interests of $37 million and we repurchased 1.6 million shares of our common stock for approximately $100 million.

For the six months ended June 30, 2011, we acquired and opened a total of 60 dialysis centers, closed two centers, and sold one center. For the six months ended June 30, 2010, we acquired and opened a total of 63 dialysis centers, closed six centers, sold four centers, and acquired an equity investment in one additional center in which we also provide management and administrative services.

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

On February 4, 2011, we entered into a definitive agreement to acquire all of the outstanding equity securities of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI Renal, Inc. (DSI), in cash for approximately $689.2 million, subject to among other things, adjustments for certain items such as working capital, the purchase of noncontrolling interests, capital assets and acquisitions expenditures. DSI currently operates approximately 106 outpatient dialysis centers serving approximately 8,000 patients. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. The FTC has determined that we will be required to divest approximately 30 outpatient dialysis centers as a condition of the transaction. We currently expect the transaction to close in the third quarter of 2011.

During the first six months of 2011, we repurchased a total of 3,710,086 shares of our common stock for $316.1 million, or an average price of $85.20 per share. As of June 30, 2011, a total of $25.5 million of share repurchases had not yet been settled in cash. In addition, we repurchased 84,600 additional shares of our common stock for $7.3 million, or an average price of $85.83 per share during the period July 1, 2011 through July 31, 2011. As a result of these transactions, our remaining board authorization for share repurchases as of July 31, 2011 is approximately $358.2 million.

During the first six months of 2011 we made mandatory principal payments under our Senior Secured Credit Facilities totaling $25 million on the Term Loan A and $8.8 million on the Term Loan B.

As of June 30, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $975 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the six months ended June 30, 2011, we accrued net charges of $5.7 million from these swaps which are included in debt expense. As of June 30, 2011, the total fair value of these swap agreements was a liability of $14.2 million. We estimate that approximately $12.3 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2011 will be reclassified into income over the next twelve months.

As of June 30, 2011, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of June 30, 2011, the total fair value of these cap agreements was an asset of $5.4 million. During the six months ended June 30, 2011, we recorded $3.8 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As of June 30, 2011, the interest rates were economically fixed on primarily all of our total debt.

As a result of the swap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.68%, based upon the current margins in effect of 2.75% for the Term Loan A and 3.00% for the Term Loan B, as of June 30, 2011.

Our overall weighted average effective interest rate during the second quarter of 2011 was 5.33% and as of June 30, 2011 was 5.34%.

As of June 30, 2011, we had undrawn revolving credit facilities totaling $250 million of which approximately $46 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2011, we granted 2.3 million stock-settled stock appreciation rights with a grant-date fair value of $51.6 million and a weighted-average expected life of approximately 4.3 years, and also granted 138,000 stock units with a grant-date fair value of $11.9 million and a weighted-average expected life of approximately 3.2 years.

For the six months ended June 30, 2011 and 2010, we recognized $23.1 million and $22.4 million, respectively, in stock-based compensation expense for stock-settled stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through June 30, 2011 and 2010 was $8.8 million and $8.5 million, respectively. As of June 30, 2011, there was $110.0 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the six months ended June 30, 2011 and 2010, we received $5.2 million and $32.1 million, respectively, in cash proceeds from stock option exercises and $33.8 million and $12.9 million, respectively, in actual tax benefits upon the exercise of stock awards.

Medicare’s bundled payment system

On January 1, 2011 we implemented Medicare’s new payment system in which all ESRD payments are made under a single bundled payment rate that, beginning in 2012, will provide for an annual inflation adjustment based upon a market basket index, less a productivity adjustment. Also beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by the facilities that meet certain defined clinical performance standards. The new payment system reimburses providers based upon a single bundled or average payment for each Medicare treatment provided. This new bundled payment amount is designed to cover all dialysis services which were historically included in the composite rate and all separately billable ESRD services such as pharmaceuticals and laboratory costs. The new bundled payment rate is adjusted for certain patient characteristics, a geographic wage index and certain other factors. The initial 2011 bundled payment rate included reductions of 2.0% and 3.1%, respectively, to conform to the provisions of The Medicare Improvements for Patients and Providers Act for 2008 (MIPPA), and to establish budget neutrality. Further, there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these patient characteristics and co-modalities at the time of treatment.

On April 1, 2011, CMS released an interim final rule correcting the 3.1% transition adjustment factor to properly update the number of ESRD facilities that elected to opt fully into the new Prospective Payment System (PPS). This new rule is prospective and as a result, effective April 1, 2011 we began recognizing revenues in accordance with the new rule, which resulted in an increase in Medicare revenue per treatment of approximately 3.1% in comparison to our levels recorded in the first quarter of 2011. This reduced our transition adjustment to zero for the balance of 2011 and to an aggregate of approximately 0.75% for 2011.

On July 8, 2011, CMS published the proposed ESRD Prospective Payment System (PPS) rule for 2012. The base rate may increase by 1.8% and the proposal includes additional quality measures that could result in decreased payments if a dialysis facility fails to meet the standards.

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

The following is a summary of these contractual obligations and commitments as of June 30, 2011 (in millions):

	Remainder of 2011	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$40	$187	$837	$3,214	$4,278
Interest payments	50	202	202	380	834
Interest payments on the Term Loan B (1)	40	157	153	61	411
Capital lease obligations	1	2	2	11	16
Operating leases	122	430	354	641	1,547
Construction of the new corporate headquarters	45	30	—	—	75

	$298	$1,008	$1,548	$4,307	$7,161

Potential cash requirements under existing commitments:
Letters of credit	$46	$—	$—	$—	$46
Noncontrolling interests subject to put provisions	230	64	57	66	417
Pay-fixed swaps potential obligations	6	12	(4)	—	14
Operating capital advances	2	—	—	—	2

	$284	$76	$53	$66	$479

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of June 30, 2011, and represent the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Alliance and Product Supply Agreement. Our total expenditures for the six months ended June 30, 2011 on such products were approximately 2% of our total operating costs in each year. In January 2010, we entered into an agreement with Fresenius Medical Care, or Fresenius, which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the six months ended June 30, 2011 on such products were approximately 2% of our total operating costs.

The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Alliance and Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

The settlements of approximately $13 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant new accounting standards

In July 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the current presentation and disclosure requirements for Health Care Entities that recognize significant amounts of patient service revenue at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard is applied retrospectively to all prior periods presented and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard is applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard is applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2011. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2011. The Term Loan A margin currently in effect is 2.75% until June 30, 2011, and along with the revolving line of credit, is then subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2011	2012	2013	2014	2015	2016
Long term debt:
Fixed rate	$10	$19	$19	$19	$19	$1,664	$1,561	$3,311	5.60%	$3,325
Variable rate	$31	$50	$101	$150	$651	$—	$—	$983	4.46%	$976

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2011	2012	2013	2014	2015
	(dollars in millions)
Swaps:
Pay-fixed rate	$975	$25	$50	$100	$800	$—	1.59% to 1.64%	LIBOR	$(14.2)
Cap agreements	$1,250	$—	$—	$—	$1,250	$—		LIBOR above 4.00%	$5.4

Our Senior Secured Credit Facilities, which include the Term Loan A and the Term Loan B, consist of various individual tranches that can range in maturity from one month to twelve months (currently monthly). For the Term Loan A each specific tranche would bear interest at a LIBOR rate that is determined by the maturity of that specific tranche plus an interest rate margin. The LIBOR variable component of the interest rate is reset as each specific tranche matures and a new tranche is re-established and can fluctuate significantly depending upon market conditions including the credit and capital markets. Our Term Loan B is currently effectively fixed since the LIBOR variable component of our interest rate is set at a LIBOR floor of 1.50% and the current LIBOR rate is below that percentage. We have included it in the fixed rate totals in the table above until such time as the LIBOR-based component of our interest rate exceeds 1.50%. We will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate, but only up to 4.00% on $1.25 billion of outstanding principal debt on the Term Loan B, as described below. The remaining $500 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

As of June 30, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $975 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the six months ended June 30, 2011, we accrued net charges of $5.7 million from these swaps which are included in debt expense. As of June 30, 2011, the total fair value of these swap agreements was a liability of $14.2 million. We estimate that approximately $12.3 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2011 will be reclassified into income over the next twelve months.

As of June 30, 2011, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of June 30, 2011, the total fair value of these cap agreements was an asset of

$5.4 million. During the six months ended June 30, 2011, we recorded $3.8 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As of June 30, 2011, the interest rates were economically fixed on primarily all of our total debt.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.68%, based upon the current margins in effect of 2.75% for the Term Loan A and 3.00% for the Term Loan B, as of June 30, 2011.

The overall weighted average effective interest rate during the second quarter of 2011 was 5.33% and as of June 30, 2011 was 5.34%.

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

Approximately 34% of our dialysis and related lab services revenues for the six months ended June 30, 2011 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely a result of improved mortality and recent economic conditions which have a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States, independent of whether general economic conditions might be improving, we could experience a continued decrease in the number of patients covered under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continuous process of negotiations with commercial payors under existing or potentially new agreements could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements or our inability to enter into new ones. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program, including the implementation of a bundled payment system under MIPPA, the Budget Control Act of 2011 and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately 49% of our dialysis and related lab services revenues for the six months ended June 30, 2011 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby payment for dialysis treatment and related services are now made under a bundled payment rate which provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, and laboratory testing. On August 12, 2010, the Centers for Medicare & Medicaid Services, or CMS, published the final rule implementing the bundled payment in the Federal Register. The initial 2011 bundled rate includes reductions of 2% and 3.1% from the prior reimbursement amounts to conform to the provisions of MIPPA and to establish budget neutrality, respectively. Further there is a 5.94% reduction tied to an expanded list of case-mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

On July 8, 2011, CMS published the proposed ESRD Prospective Payment System (PPS) rule for 2012. The base rate may increase by 1.8% and the proposal includes additional quality measures that could result in decreased payments if a dialysis facility fails to meet the standards.

We believe the new payment system presents operational, clinical and financial risks. For example, with regard to the expanded list of case-mix adjustors, there is a risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive. The new single bundled payment base rate will also be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by facilities that meet certain defined clinical performance standards; however, to the extent our facilities do not fully meet the established benchmarks, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. We elected to move fully to the bundled payment system.

On April 1, 2011, CMS released an interim final rule correcting the 3.1% transition adjustment factor to properly update the number of ESRD facilities that elected to opt fully into the new PPS. This new rule is prospective and will not be retroactively applied to first quarter revenues previously recognized under the prior bundled payment rate. As a result, effective April 1, 2011, we began recognizing revenues in accordance with the new rule, which resulted in an increase in Medicare revenue per treatment of approximately 3.1% in comparison to levels recorded in the first quarter of 2011. This reduced our transition adjustment rate to zero for the balance of 2011 and to an aggregate of approximately 0.75% for the full year. Neither this new rule, nor the proposed ESRD PPS rule for 2012, change the CMS methodology for determining the transition budget-neutrality adjustment. However, based on the new data regarding the number of dialysis facilities that actually opted into the new payment system, the proposed ESRD PPS rule for CY 2012 does propose to eliminate the transition adjustment factor for 2012.

We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the new bundled payment rate system.

On August 2, 2011, the President signed into law the “Budget Control Act of 2011,” which raised the debt ceiling and put into effect a series of actions to reduce the federal deficit over ten years. The first phase requires reductions of $917 billion in domestic and defense discretionary spending only. Under the second phase, the law created a 12-member Joint Committee (“Committee”) which is tasked with making recommendations for an additional $1.2 - $1.5 trillion in spending cuts over ten years. The Committee is required to report its recommendations to the Congress no later than November 23, 2011. The Congress is required to act on the recommendations, without amendment, by December 23, 2011. The Committee could recommend reductions in Medicare, Medicaid, Social Security and other entitlement programs. It could also recommend new revenue measures. If the Committee fails to report savings or if the Congress fails to enact them, an automatic sequestration (across-the-board cuts) will be triggered in an amount necessary to achieve $1.2 trillion in savings, or in the amount that an enacted Committee bill fell short of $1.2 trillion. The cuts will be distributed equally between security and non-security programs. Programs exempted from sequestration include Social Security, Medicaid, VA benefits and pensions, federal retirement funds, civilian and military pay, child nutrition, SSI, WIC, and other programs. Medicare providers would absorb the Medicare savings, which could be in an amount up to 2% of total program costs beginning in 2013.

We also cannot predict whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified substantially to comply with the rule. To the extent we are not able to adequately bill and collect for certain payment adjustors and are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows. For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows”.

Health care reform could substantially reduce our revenues, earnings and cash flows.

In March 2010, broad health care reform legislation was enacted in the United States. Although many of the provisions of the new legislation do not take effect immediately, and may be modified before they are implemented, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation. In July 2011, the Department of Health and Human Services, or HHS, issued two proposed rules related to the establishment of health care insurance exchanges due to be operating by 2014 that will provide a marketplace for eligible individuals to purchase health care insurance. The proposed rules provide clarifications on the requirements related to implementation of such exchanges, outline areas of state flexibility in their implementation of such exchanges and provide standards for certain risk adjustment mechanisms. We believe the establishment of health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

In March 2011, CMS issued a proposed rule concerning the Medicare Shared Savings Program established by the health care reform legislation, which must be implemented no later than January 1, 2012. The Medicare Shared Savings Program will provide financial incentives to health care providers and suppliers that work together to furnish coordinated, high-quality care to Medicare beneficiaries through accountable care organizations, or ACOs. The proposed rule is the first major health care delivery reform initiative in the aftermath of the passage of the health care reform legislation. Under the proposed regulations, to qualify for financial incentives, ACOs must successfully satisfy quality performance standards and also reduce health care costs. ACOs will receive higher percentages of shared savings if they demonstrate they are providing high quality care and achieving a minimum savings based upon the average per capita Medicare expenditures for beneficiaries who have been assigned to the ACOs. Under the proposed rule, all ACOs are required to transition to a risk-based model whereby the ACOs are eligible for higher sharing rates but also at risk for sharing in any losses. Industry reaction to CMS’ proposed rule has largely been negative with health care organizations and trade organizations expressing concerns about start-up costs, the absence of an upside-only risk model, the number and complexity of the proposed quality measures, retroactive assignment of beneficiaries, and antitrust obstacles. It is unclear what role we can play in the Medicare Shared Savings Program, but even if we do not participate in this program, we will need to be aware of how we are performing under such program’s criteria because we may be competing against ACOs in this program. If we are unable to perform at the levels established under the program we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, even if providers and suppliers elect not to participate in ACOs, there are many similar initiatives with government and private payors that may arise, including the development of models similar to ACOs, Independent Practice Associations and Integrated Delivery Systems or evolutions of those concepts. For example, the CMS Innovation Center will be developing variations of the ACO concept in future demonstration projects, whether partial capitation arrangements and specific diseases or care settings will be targeted. The further development of these types of models could create situations where ACOs or similar intermediaries are accountable for coordinating more care for patients. This shift in accountability may require us to negotiate contracts for services with intermediaries instead of directly with the payors. It is possible that payment rates negotiated with intermediaries could be materially lower in the future, which would have a material adverse effect on our revenues, earnings and cash flows.

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

The health care reform legislation also reduced the timeline to file Medicare claims, which now must be filed with the government within one calendar year after the date of service. To comply with this reduced timeline, we must deploy significant resources and may change our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

Effective March 2011, CMS instituted new screening procedures and a new $500 enrollment fee for providers enrolling and re-enrolling in government health care programs. A provider is subject to screening upon initial enrollment and each time the provider re-validates its enrollment application. Screening includes verification of enrollment information and review of various federal databases to ensure the provider has valid tax identification, NPI numbers and is not excluded. We expect this screening process to delay the Medicare contractor approval process, potentially causing a delay in reimbursement. The enrollment fee is also applicable upon initial enrollment, re-validation, and each time an existing provider adds a new facility location. This fee is an additional expense that must be paid for each center every three years and could be more significant if other government and commercial payors follow this trend. Ultimately, we anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment.

Other reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, or others, depending upon the scope and breadth of the implementing regulations, could adversely impact our revenues, earnings and cash flows.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 17% of our dialysis and related lab services revenues for the six months ended June 30, 2011 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the Veterans Health Administration, or VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the Veterans Health Administration, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the six months ended June 30, 2011 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed multi-year contractual agreements with the Veterans Health Administration and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right for either party to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the Veterans Health Administration proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

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

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 7% of our dialysis and related lab services revenues for the six months ended June 30, 2011, with EPO alone accounting for approximately 4% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In June 2011, the FDA required that the black box warning be revised and also include more conservative dosing recommendations for patients with chronic kidney disease. In addition, in June 2011, CMS opened a National Coverage Analysis (NCA) for ESAs. In January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee (MEDCAC) to evaluate evidence for the pending NCA. In June 2011, CMS determined not to issue a national coverage determination for ESAs due to a lack of available evidence to establish coverage criteria or limitations.

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

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri, the U.S. Attorney’s Office for the Eastern District of Texas and the OIG’s Office in Dallas, Texas. In addition, the U.S. Attorney’s Office for the District of Colorado has opened a federal grand jury investigation which we believe overlaps with the Eastern District of Missouri and OIG Dallas matters mentioned above . We are cooperating with the U.S. Attorney’s Offices and the OIG with respect to each of the subpoenas or investigations and producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas or investigations will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time. See Note 5 to our condensed consolidated financial statements for additional information and any updates regarding these inquiries and subpoenas.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments, to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and physician self-referral law (Stark Law), and for storing, handling and administering pharmaceuticals. However, the laws and regulations in these areas are complex, require considerable resources to comply with and are subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations subject to FCA prosecution, including qui tam or whistleblower suits.

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

As of June 30, 2011, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 18% of our dialysis and related lab services revenues for the six months ended June 30, 2011. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute (and possibly the Stark Law). The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri included requests for documents related to our joint ventures. We were advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians. See Note 5 to our condensed consolidated financial statements for additional information and any updates regarding these inquiries and subpoenas.

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

There are significant estimating risks associated with the amount of dialysis revenue and related refund liabilities that we recognize and if we are unable to accurately estimate our revenue and related refund liabilities, it could impact the timing and the amount of our revenue recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 131,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives currently include pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. We expect to add additional service offerings and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, during 2010 and 2009, several of our strategic initiatives generated net operating losses and some have generated net operating losses for the first six months of 2011, and are expected to generate net operating losses in 2011. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business. As an example, during the second quarter of 2011 we recorded a goodwill impairment charge of $24 million related to a decrease in the implied fair value of goodwill below its carrying amount associated with our infusion therapy business.

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

Expansion of our operations to and offering our services in markets outside of the United States subjects us to political, legal, operational and other risks that could adversely affect our business, results of operations and cash flows.

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

Conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations and to overcome the numerous new challenges inherent in managing international operations, including those based on differing languages, cultures and regulatory environments, and those related to the timely hiring and integration of a sufficient number of skilled personnel to carry out operations.

We anticipate expanding our international operations through acquisitions of varying sizes or through organic growth, which could increase these risks. Additionally, though we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, there is no assurance that we will be able to operate them profitably anytime soon, if at all. As a result, we would expect these costs to be dilutive to our earnings over the next several years as we start-up or acquire new operations.

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1.25 billion notional amount of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $500 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2011, these cash bonuses would total approximately $317 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2011	969,100	$87.08	969,100	$583.5
May 1-31, 2011	354,515	85.26	354,515	553.3
June 1-30, 2011	2,224,171	84.45	2,224,171	365.4

Total	3,547,786	$85.25	3,547,786

(1)	On November 3, 2010, we announced that the Board of Directors authorized an additional $800 million for share repurchases of our common stock.

This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

In addition, we repurchased 84,600 shares of our common stock for $7.3 million, or an average price of $85.83 per share during the period July 1, 2011 through July 31, 2011. As a result our remaining board authorization for share repurchases as of July 31, 2011 is approximately $358.2 million.

Items 3, 4 and 5 are not applicable

Item6. Exhibits

(a)	Exhibits

Exhibit Number

10.1	DaVita Inc. 2011 Incentive Award Plan.(1) **

10.2	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011. ✓*

10.3	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan). ✓**

10.4	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan). ✓**

10.5	Form of Stock Appreciation Rights Agreement— Executives (DaVita Inc. 2011 Incentive Award Plan). ✓**

10.6	Form of Stock Appreciation Rights Agreement— Board members (DaVita Inc. 2011 Incentive Award Plan). ✓**

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ***

✓	Filed herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
**	Management contract or executive compensation plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on April 27, 2011 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/S/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: August 4, 2011

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

10.1	DaVita Inc. 2011 Incentive Award Plan.(1) **

10.2	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011. ✓*

10.3	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan). ✓**

10.4	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan). ✓**

10.5	Form of Stock Appreciation Rights Agreement— Executives (DaVita Inc. 2011 Incentive Award Plan). ✓**

10.6	Form of Stock Appreciation Rights Agreement— Board members (DaVita Inc. 2011 Incentive Award Plan). ✓**

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ***

✓	Filed herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
**	Management contract or executive compensation plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on April 27, 2011 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.