Form 10-Q
period 2011-09-30
DAVITA INC
filed 2011-11-04
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

September 30, 2011

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

As of October 31, 2011, the number of shares of the Registrant’s common stock outstanding was approximately 93.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $6.5 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net operating revenues	$1,807,869	$1,649,557	$5,119,896	$4,791,126
Operating expenses and charges:
Patient care costs	1,189,638	1,144,474	3,466,860	3,334,099
General and administrative	182,638	148,041	498,033	421,422
Depreciation and amortization	67,558	58,325	193,641	173,820
Provision for uncollectible accounts	51,942	43,761	143,247	127,451
Equity investment income	(2,619)	(1,789)	(6,555)	(6,968)
Goodwill impairment charge	—	—	24,000	—

Total operating expenses and charges	1,489,157	1,392,812	4,319,226	4,049,824

Operating income	318,712	256,745	800,670	741,302
Debt expense	(60,848)	(39,490)	(179,340)	(127,728)
Debt redemption charges	—	—	—	(4,127)
Other income	798	759	2,195	2,328

Income from continuing operations before income taxes	258,662	218,014	623,525	611,775
Income tax expense	94,204	75,038	224,034	220,189

Income from continuing operations	164,458	142,976	399,491	391,586
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	1,076	(95)	1,460	188
Loss on disposal of discontinued operations, net of tax	(3,688)	—	(3,688)	—

Net income.	161,846	142,881	397,263	391,774
Less: Net income attributable to noncontrolling interests	(26,485)	(23,494)	(67,385)	(55,111)

Net income attributable to DaVita Inc.	$135,361	$119,387	$329,878	$336,663

Earnings per share:
Basic income from continuing operations per share attributable to DaVita Inc.	$1.48	$1.16	$3.50	$3.27

Basic net income per share attributable to DaVita Inc.	$1.45	$1.16	$3.47	$3.27

Diluted income from continuing operations per share attributable to DaVita Inc.	$1.45	$1.15	$3.43	$3.22

Diluted net income per share attributable to DaVita Inc.	$1.42	$1.15	$3.40	$3.22

Weighted average shares for earnings per share:
Basic	93,441,620	102,608,844	95,053,339	102,989,010

Diluted	95,171,225	104,022,458	97,057,773	104,408,939

Amounts attributable to DaVita Inc.:
Income from continuing operations	$138,192	$119,482	$332,325	$336,475
Discontinued operations	(2,831)	(95)	(2,447)	188

Net income	$135,361	$119,387	$329,878	$336,663

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$541,206	$860,117
Short-term investments	24,661	23,003
Accounts receivable, less allowance of $231,666 and $235,629	1,165,010	1,048,976
Inventories	73,293	76,008
Other receivables	242,218	304,366
Other current assets	67,454	43,994
Income tax receivables	—	40,330
Deferred income taxes	256,325	226,060

Total current assets	2,370,167	2,622,854
Property and equipment, net	1,335,789	1,170,808
Amortizable intangibles, net	159,789	162,635
Equity investments	30,340	25,918
Long-term investments	8,857	8,848
Other long-term assets	31,761	32,054
Goodwill	4,769,965	4,091,307

	$8,706,668	$8,114,424

LIABILITIES AND EQUITY
Accounts payable	$259,459	$181,033
Other liabilities	363,176	342,943
Accrued compensation and benefits	461,988	325,477
Current portion of long-term debt	82,497	74,892
Income tax payable	38,800	—

Total current liabilities	1,205,920	924,345
Long-term debt	4,417,468	4,233,850
Other long-term liabilities	134,075	89,290
Alliance and product supply agreement, net	22,370	25,317
Deferred income taxes	393,540	421,436

Total liabilities	6,173,373	5,694,238
Commitments and contingencies
Noncontrolling interests subject to put provisions	450,903	383,052
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 93,442,783 and 96,001,535 shares outstanding)	135	135
Additional paid-in capital	611,833	620,546
Retained earnings	3,047,695	2,717,817
Treasury stock, at cost (41,419,500 and 38,860,748 shares)	(1,639,554)	(1,360,579)
Accumulated other comprehensive (loss) income	(20,856)	503

Total DaVita Inc. shareholders’ equity	1,999,253	1,978,422
Noncontrolling interests not subject to put provisions	83,139	58,712

Total equity	2,082,392	2,037,134

	$8,706,668	$8,114,424

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$397,263	$391,774
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	194,328	174,307
Stock-based compensation expense	36,392	33,492
Tax benefits from stock award exercises	35,096	15,755
Excess tax benefits from stock award exercises	(19,640)	(2,079)
Deferred income taxes	38,377	61,499
Equity investment income, net	238	(3,048)
Loss on disposal of assets and other non-cash charges	16,398	5,650
Goodwill impairment charge	24,000	—
Debt redemption charges	—	4,127
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(61,483)	21,680
Inventories	11,767	3,041
Other receivables and other current assets	81,737	16,596
Other long-term assets	2,408	187
Accounts payable	56,652	95,350
Accrued compensation and benefits	121,631	72,501
Other current liabilities	(8,733)	(118,305)
Income taxes	88,454	(55,703)
Other long-term liabilities	14,502	2,308

Net cash provided by operating activities	1,029,387	719,132

Cash flows from investing activities:
Additions of property and equipment, net	(251,879)	(169,376)
Acquisitions	(927,124)	(137,643)
Proceeds from asset sales	51,623	18,471
Purchase of investments available for sale	(2,118)	(955)
Purchase of investments held-to-maturity	(29,740)	(23,540)
Proceeds from sale of investments available for sale	1,149	900
Proceeds from maturities of investments held-to-maturity	29,747	26,916
Purchase of equity investments and other assets	(5,005)	(436)
Distributions received on equity investments	340	350

Net cash used in investing activities	(1,133,007)	(285,313)

Cash flows from financing activities:
Borrowings	27,506,051	14,736,519
Payments on long-term debt	(27,350,513)	(15,006,754)
Interest rate cap premiums and other deferred financing costs	(17,863)	(46)
Debt call premium	—	(3,314)
Purchase of treasury stock	(323,348)	(148,669)
Distributions to noncontrolling interests	(67,408)	(61,112)
Stock award exercises and other share issuances, net	9,886	39,416
Excess tax benefits from stock award exercises	19,640	2,079
Contributions from noncontrolling interests	14,779	5,365
Proceeds from sales of additional noncontrolling interests	2,675	3,205
Purchases from noncontrolling interests	(9,190)	(5,402)

Net cash used in financing activities	(215,291)	(438,713)

Net decrease in cash and cash equivalents	(318,911)	(4,894)
Cash and cash equivalents at beginning of period	860,117	539,459

Cash and cash equivalents at end of period	$541,206	$534,565

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	52,589				405,683				405,683	25,947	$484,219
Unrealized losses on interest rate swaps, net of tax								(134)	(134)		(134)
Less reclassification of net swap realized losses into net income, net of tax								5,557	5,557		5,557
Unrealized gains on investments, net of tax								615	615		615
Less reclassification of net investment realized losses into net income, net of tax								13	13		13

Total comprehensive income											$490,270

Stock purchase shares issued				2,129		86	2,151		4,280
Stock unit shares issued				(875)		32	875		—
Stock options and SSARs exercised				455		1,740	48,231		48,686
Stock-based compensation expense				45,551					45,551
Excess tax benefits from stock awards exercised				6,283					6,283
Distributions to noncontrolling interests	(54,612)									(28,979)
Contributions from noncontrolling interests	5,439									4,071
Sales and assumptions of additional noncontrolling interests	4,059			(298)					(298)	2,308
Purchases from noncontrolling interests	(4,949)			(5,537)					(5,537)	(3,728)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	73,372			(73,372)					(73,372)
Other adjustments				(46)					(46)
Purchase of treasury stock						(8,919)	(618,496)		(618,496)

Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	42,662				329,878				329,878	24,723	$397,263
Unrealized losses on interest rate swap and cap agreements, net of tax								(27,839)	(27,839)		(27,839)
Less reclassification of net swap and cap agreements realized losses into net income, net of tax								7,124	7,124		7,124
Unrealized loss on investments, net of tax								(587)	(587)		(587)
Less reclassification of net investment realized gains into net income, net of tax								(57)	(57)		(57)

Total comprehensive income											$375,904

Stock purchase shares issued				1,998		84	2,938		4,936
Stock unit shares issued				(2,640)		72	2,640
Stock options and SSARs exercised				(33,352)		1,080	38,795		5,443
Stock-based compensation expense				36,392					36,392
Excess tax benefits from stock awards exercised				19,640					19,640
Distributions to noncontrolling interests	(43,071)									(24,337)
Contributions from noncontrolling interests	9,688									5,091
Sales and assumptions of additional noncontrolling interests	34,673			238					238	21,054
Purchases from noncontrolling interests	(1,041)			(6,049)					(6,049)	(2,100)
Changes in fair value of noncontrolling interests	24,940			(24,940)					(24,940)
Other adjustments										(4)
Purchase of treasury stock						(3,795)	(323,348)		(323,348)

Balance at September 30, 2011	$450,903	134,862	$135	$611,833	$3,047,695	(41,420)	$(1,639,554)	$(20,856)	$1,999,253	$83,139

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc., net of the (increase) decrease in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic:
Income from continuing operations attributable to DaVita Inc.	$138,192	$119,482	$332,325	$336,475
(Increase) decrease in noncontrolling interest redemption rights in excess of fair value	(17)	26	103	(45)

Income from continuing operations for basic earnings per share calculation	$138,175	$119,508	$332,428	$336,430
Discontinued operations attributable to DaVita Inc.	(2,831)	(95)	(2,447)	188

Net income attributable to DaVita Inc. for basic earnings per share calculation	$135,344	$119,413	$329,981	$336,618

Weighted average shares outstanding during the period	93,439	102,602	95,050	102,982
Vested stock units	3	7	3	7

Weighted average shares for basic earnings per share calculation	93,442	102,609	95,053	102,989

Basic income from continuing operations per share attributable to DaVita Inc.	$1.48	$1.16	$3.50	$3.27

Basic net income per share attributable to DaVita Inc.	$1.45	$1.16	$3.47	$3.27

Diluted:
Income from continuing operations attributable to DaVita Inc.	$138,192	$119,482	$332,325	$336,475
(Increase) decrease in noncontrolling interest redemption rights in excess of fair value	(17)	26	103	(45)

Income from continuing operations for diluted earnings per share calculation	$138,175	$119,508	$332,428	$336,430
Discontinued operations attributable to DaVita Inc.	(2,831)	(95)	(2,447)	188

Net income attributable to DaVita Inc. for diluted earnings per share calculation	$135,344	$119,413	$329,981	$336,618

Weighted average shares outstanding during the period	93,439	102,602	95,050	102,982
Vested stock units	3	7	3	7
Assumed incremental shares from stock plans	1,729	1,413	2,005	1,420

Weighted average shares for diluted earnings per share calculation	95,171	104,022	97,058	104,409

Diluted income from continuing operations per share attributable to DaVita Inc.	$1.45	$1.15	$3.43	$3.22

Diluted net income per share attributable to DaVita Inc.	$1.42	$1.15	$3.40	$3.22

Share-based anti-dilutive awards excluded from calculation (1)	2,834	1,804	1,777	1,368

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2011, the Company granted 2,453 stock-settled stock appreciation rights with a grant-date fair value of $55,281 and a weighted-average expected life of approximately 4.2 years, and also granted 143 stock units with a grant-date fair value of $12,264 and a weighted-average expected life of approximately 3.2 years.

For the nine months ended September 30, 2011 and 2010, the Company recognized $36,392 and $33,492, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through September 30, 2011 and 2010 was $13,766 and $12,690, respectively. As of September 30, 2011, there was $100,337 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2011 and 2010, the Company received $5,443 and $36,819, respectively, in cash proceeds from stock option exercises and $35,096 and $15,755, respectively, in actual tax benefits upon the exercise of stock awards.

During the first nine months of 2011, the Company repurchased a total of 3,795 shares of its common stock for $323,348, or an average price of $85.21 per share. During the third quarter of 2011, the Company repurchased 85 shares of its common stock for $7,261, or an average price of $85.83 per share. The Company has not repurchased any additional shares of its common stock from October 1, 2011 through October 31, 2011. Therefore, the Company’s remaining board authorization for share repurchases as of October 31, 2011 is approximately $358,200.

On March 10, 2011, the Company and The Bank of New York Mellon Trust Company, N.A., as rights agent, entered into an amendment (the Amendment) to the Rights Agreement, dated November 14, 2002 (the Rights Plan). The Amendment accelerates the expiration of the rights issued under the Rights Plan from the close of business on November 14, 2012 to the close of business on March 10, 2011. Accordingly, as of the close of business on March 10, 2011, the rights issued under the Rights Plan expired and are no longer outstanding.

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

4. Long-term debt

Long-term debt was comprised of the following:

	September 30, 2011	December 31, 2010
Senior Secured Credit Facilities:
Term Loan A	$962,500	$1,000,000
Term Loan A-2	200,000	—
Term Loan B	1,736,875	1,750,000
Senior notes	1,550,000	1,550,000
Acquisition obligations and other notes payable	27,343	9,049
Capital lease obligations	31,505	8,074

Total debt principal outstanding	4,508,223	4,317,123
Discount on long-term debt	(8,258)	(8,381)

	4,499,965	4,308,742
Less current portion	(82,497)	(74,892)

	$4,417,468	$4,233,850

Scheduled maturities of long-term debt at September 30, 2011 were as follows:

2011 (remainder of the year)	28,198
2012	74,680
2013	124,386
2014	175,436
2015	674,138
2016	1,856,900
Thereafter	1,574,485

On August 26, 2011, the Company entered into an Increase Joinder Agreement under its existing Senior Secured Credit Agreement. Pursuant to the Increase Joinder Agreement, the Company increased the revolving credit facility by $100,000, to a total of $350,000, and entered into an additional $200,000 Term Loan A-2. The new Term Loan A-2 requires quarterly principal payments of $500 beginning on the last day of December 2011, and bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a rating based step-down to 3.25%. The Term Loan A-2 matures in October 2016.

During the first nine months of 2011, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $37,500 on the Term Loan A and $13,125 on the Term Loan B.

In January 2011, the Company entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, in January 2011, the Company entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt, as described below. These cap agreements are also designated as cash flow hedges and as a result changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight line basis over the term on the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of September 30, 2011, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $962,500. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $10,800 of existing unrealized pre-tax losses in other comprehensive income at September 30, 2011 will be reclassified into income over the next twelve months.

As of September 30, 2011, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

The following table summarizes the Company’s derivative instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long- term liabilities	$24,629	Other long- term liabilities	$—

Interest rate cap agreements	Other long- term assets	$1,492	Other long- term assets	$—

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the nine months ended September 30, 2011 and 2010:

	Amount of gains (losses) recognized in OCI on interest rate swap agreements				Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2011	2010	2011	2010		2011	2010	2011	2010
Interest rate swap agreements	$(13,907)	$(3)	$(33,897)	$(217)	Debt expense	$(3,525)	$(1,942)	$(9,268)	$(9,093)
Interest rate cap agreements	(3,882)	—	(11,666)	—	Debt expense	(897)	—	(2,392)	—
Tax benefit	6,920	1	17,724	83		1,720	756	4,536	3,536

Total	$(10,869)	$(2)	$(27,839)	$(134)		$(2,702)	$(1,186)	$(7,124)	$(5,557)

Total comprehensive income for the three and nine months ended September 30, 2011 was $152,777 and $375,904, respectively, including a decrease to other comprehensive income due to unrealized valuation losses on interest rate swaps and caps of $8,167 and $20,715, net of tax, respectively, net of amounts reclassified into income, and a decrease to other comprehensive income for unrealized valuation losses on investments, and the amounts reclassified into income of $902 and $644, net of tax, respectively.

Total comprehensive income for the three and nine months ended September 30, 2010 was $144,461 and $397,441, respectively, including an increase to other comprehensive income for amounts reclassified into income, net of unrealized valuation loss on interest rate swaps of $1,184 and $5,423, net of tax, respectively, and an increase to other comprehensive income for unrealized valuation gains on investments, and the amounts reclassified into income of $396 and $244, net of tax, respectively.

As of September 30, 2011, interest rates on our Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on our senior notes and Term Loan A are economically fixed, while rates on $1,250,000 of our Term Loan B are subject to interest rate caps.

As a result of the swap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of September 30, 2011.

The Company’s overall weighted average effective interest rate during the third quarter of 2011 was 5.30% and as of September 30, 2011 was 5.27%.

As of September 30, 2011, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $42,811 was committed for outstanding letters of credit.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

2005 U.S. Attorney Investigation: In March 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through March 2005. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen®, or EPO. In May 2007, the Company received a request for documents related to durable medical equipment and supply companies owned and operated by the Company. The Company cooperated with the inquiry and has produced the requested records. The subpoenas were issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this investigation. The Company has not received a communication from the St. Louis U.S. Attorney’s Office on this matter in over two years.

Woodard Private Civil Suit: In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company cooperated with the inquiry and has produced all previously requested records to date. The Company was contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this was a civil investigation related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these previous requests for information. The Company was subsequently served with a complaint by the relator, Ivey Woodard, purportedly on behalf of the federal government, under the qui tam provisions of the federal False Claims Act. The government did not intervene and is not actively pursuing this matter. The relator is pursuing the claims independently and the parties are engaged in active litigation. The complaint contains allegations relating to the Company’s EPO practices for the period from 1992 through 2010 and seeks monetary damages and civil penalties as well as costs and expenses. The court has ruled that claims earlier than 1996 are beyond the statute of limitations. The Company believes that there is some overlap between the subject of this complaint and the review of EPO utilization in the 2005 U.S. Attorney investigation described above. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covers the period from January 2003 to the present. The Company was in contact

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and was advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the United States District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the United States would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the United States District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005 to the present, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The general subject matter of the inquiry appears to overlap with the 2005 U.S. Attorney Investigation described above. The Company met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company has been advised that this is a civil investigation. The Company is cooperating with the inquiry and is producing the requested records. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of the Company in connection with information being provided to a grand jury. The Company announced further, that it understood that this investigation was at a very preliminary stage, and while its precise scope was unclear, it appeared to overlap, at least in part, with the 2005 U.S. Attorney Investigation and 2010 U.S. Attorney Physician Relationship Investigation described above. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Physician Relationship Investigation, it received a subpoena for documents which substantially overlaps with the subpoena in the 2010 U.S. Attorney Physician Relationship Investigation described above. The Company is cooperating with the government and is producing the requested records. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the Office of Inspector General for the U.S. Department of Health and Human Services. The request appears to relate to payments for infusion drugs covered by the New York Medicaid composite payment system for dialysis. The Company believes this inquiry is civil in nature. The Company does not know the time period or scope. The Company understands that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. The Company intends to cooperate with the government to provide responsive documents.

Except for the private civil complaints filed by the relators as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

considerable period of time. Responding to the subpoenas or inquiries and defending the Company in the relator proceedings will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceedings could result in substantial financial penalties or awards against the Company, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against the Company, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators claims, or the potential range of damages, if any.

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of the Company, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. At least one commercial payor has filed an arbitration demand against the Company, which has now been dismissed as described below. Additional commercial payors have threatened litigation. The Company intends to defend against these claims vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The lawsuit, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs have appealed that decision. The Company intends to continue to vigorously defend against these claims. Any potential settlement of these claims is not anticipated to be material to the Company’s condensed consolidated financial statements.

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

In August 2005, Blue Cross/Blue Shield of Louisiana filed a complaint in the United States District Court for the Western District of Louisiana against Gambro AB, the Company’s subsidiary, DVA Renal Healthcare (formerly known as Gambro Healthcare) and related entities. The plaintiff sought to bring its claims as a class action on behalf of itself and all entities that paid any of the defendants for health care goods and services from on or about January 1991 through at least December 2004. The complaint alleged, among other things, damages resulting from facts and circumstances underlying Gambro Healthcare’s 2004 settlement agreement with the

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Department of Justice and certain agencies of the U.S. government. In March 2006, the case was dismissed and the plaintiff was compelled to seek arbitration to resolve the matter. In November 2006, the plaintiff filed a demand for class arbitration against the Company and DVA Renal Healthcare. In February 2011, the arbitration panel denied plaintiff’s request to certify a class. On September 11, 2011, the arbitration panel entered a final award dismissing all claims with prejudice.

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The parties have reached an agreement, subject to approval by the court, which fully resolves this matter for an amount that did not materially impact the Company’s financial results.

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

The Company’s investments consist of the following:

	September 30, 2011			December 31, 2010
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$21,811	$—	$21,811	$21,803	$—	$21,803
Investments in mutual funds and warrants	—	11,707	11,707	—	10,048	10,048

	$21,811	$11,707	$33,518	$21,803	$10,048	$31,851

Short-term investments	$21,811	$2,850	$24,661	$21,803	$1,200	$23,003
Long-term investments	—	8,857	8,857	—	8,848	8,848

	$21,811	$11,707	$33,518	$21,803	$10,048	$31,851

The cost of the certificates of deposit, money market funds and U.S. treasury notes at September 30, 2011 and December 31, 2010 approximates their fair value. As of September 30, 2011, the available for sale investments include $229 of gross pre-tax loss, and as of December 31, 2010, the available for sale investments included $824 of gross pre-tax unrealized gains. During the nine months ended September 30, 2011, the Company recorded gross pre-tax unrealized losses of $960, or $587 after tax, in other comprehensive income

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

associated with changes in the fair value of these investments. During the nine months ended September 30, 2011, the Company sold equity securities in mutual funds for net proceeds of $1,149, and recognized a pre-tax gain of $93, or $57 after tax, that was previously recorded in other comprehensive income. During the nine months ended September 30, 2010, the Company sold investments in mutual funds for net proceeds of $900, and recognized a pre-tax loss of $22, or $13 after tax, that was previously recorded in other comprehensive income.

In addition, the available for sale securities include the estimated fair value of vested warrants to purchase NxStage Medical Inc. (NxStage) common stock totaling $1,650 based on their estimated fair value at September 30, 2011. Under the terms of the NxStage Service Provider Agreement effective July 22, 2010, the Company may, in lieu of a cash rebate, vest in warrants to purchase NxStage common stock based on achieving certain System One home patient growth targets by June 30, 2011, 2012 and 2013. The warrants are exercisable for up to a cumulative total of 5,500,000 shares of common stock at an initial exercise price of $14.22 per share. For the nine months ended September 30, 2011, the Company earned warrants to purchase 250,000 shares of NxStage common stock.

As of September 30, 2011, investments totaling $18,544 classified as held to maturity are investments used to maintain certain capital requirements of the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in process of paying out all incurred claims. The Company also expects to liquidate its investments that are currently held to maintain certain capital requirements as soon as the various state regulatory agencies approve the release of these investments. The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of September 30, 2011:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$11,707	$10,057	$—	$1,650

Interest rate cap agreements	$1,492	$—	$1,492	$—

Liabilities
Interest rate swap agreements	$24,629	$—	$24,629	$—

Temporary equity
Noncontrolling interests subject to put provisions	$450,903	$—	$—	$450,903

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon quoted prices reported by each mutual fund. The available for sale securities also include the estimated fair value of vested NxStage common stock warrants based upon their estimated fair value. See Note 6 to the condensed consolidated financial statements for further discussion.

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

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put provisions.

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at September 30, 2011 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $2,891,117 as of September 30, 2011 and the fair value was $2,867,569 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $1,484,125 at September 30, 2011, based upon quoted market prices, as compared to the carrying amount of $1,550,000.

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

9. Income taxes

As of September 30, 2011, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $9,804, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $1,666 from the December 31, 2010 balance of $8,138 due to the addition of 2011 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2011 and December 31, 2010, the Company had approximately $3,641 and $3,177, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

10. Acquisitions

On September 2, 2011, the Company completed its acquisition of all of the outstanding common stock of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI Renal Inc., (DSI), pursuant to an agreement and plan of merger for approximately $724,219 in net cash, plus the assumption of certain liabilities totaling approximately $6,541, subject to certain post-closing adjustments. DSI had 113 outpatient dialysis centers that provide services to approximately 8,000 patients in 23 states. The Company also incurred approximately $9,000 in transaction and integration costs during the third quarter of 2011 associated with this acquisition that are included in general and administrative expenses in the condensed consolidated statements of income.

The initial purchase price allocation for the DSI acquisition is recorded at estimated fair values based upon the best information available to management and will be finalized when certain information arranged to be obtained has been received. In particular, certain income tax amounts and the fair values of certain intangible and fixed assets are pending issuance of the final tax returns and valuation reports.

The following table summarizes the assets acquired and liabilities assumed in the transaction and recognized at the acquisition date at their estimated fair values, as well as the estimated fair value of the noncontrolling interests in DSI at that date:

Current assets	$163,634
Property and equipment	67,451
Amortizable intangible and other long-term assets	6,523
Goodwill	495,474
Long-term deferred income taxes	79,420
Current liabilities assumed	(48,081)
Other long-term liabilities	(10,561)
Noncontrolling interests	(23,100)

$730,760

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Of the goodwill recognized in this acquisition, approximately $262,000 is expected to be deductible for tax purposes over the next 15 years.

The noncontrolling interests acquired as part of the acquisition are stated at fair value based on a predetermined multiple of earnings based upon implied multiples used for the acquisition of DSI.

The operating results of DSI are included in the Company’s condensed consolidated financial statements effective September 1, 2011.

Other dialysis acquisitions

During the first nine months of 2011, the Company acquired other dialysis businesses consisting of 44 centers for a total of $202,905 in cash and deferred purchase price obligations totaling $10,335. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

Nine months ended September 30, 2011
Tangible assets, principally leasehold improvements and equipment	$17,355
Amortizable intangible assets	11,325
Goodwill	215,682
Liabilities assumed	(244)
Noncontrolling interests assumed	(30,878)

$213,240

Amortizable intangible assets acquired during the first nine months of 2011 had weighted-average estimated useful lives of 8.5 years. The total amount of goodwill deductible for tax purposes associated with these 2011 other dialysis acquisitions is approximately $188 million.

Discontinued operations

Pursuant to a consent order issued by the Federal Trade Commission on September 2, 2011, the Company agreed to divest a total of 30 outpatient dialysis centers and several home-based dialysis programs in order to complete the acquisition of DSI. In conjunction with the consent order, on September 30, 2011, the Company completed the sale of 28 outpatient dialysis centers to Dialysis Newco, Inc., (Dialysis Newco), a portfolio company of Frazier Healthcare VI, L.P. and New Enterprise Associates 13, Limited Partnership pursuant to an asset purchase agreement dated August 26, 2011. Effective October 31, 2011, the Company also completed the sale of two additional outpatient dialysis centers to Dialysis Newco that were previously pending state regulatory approval. The Company anticipates receiving total cash consideration of approximately $83,600 for all of the outpatient dialysis centers that were divested. At September 30, 2011, there was $19,981 of assets valued at fair value that

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

were held for sale associated with the two outpatient dialysis centers that were sold effective October 31, 2011. These assets are included in other current assets on the consolidated balance sheet. As part of this transaction, Dialysis Newco assumed specific liabilities related to the centers it acquired. All other liabilities were retained by the Company. The Company recorded a loss of approximately $3,668, net of tax, during the three months ended September 30, 2011 related to the divestiture of its historical DaVita centers.

The operating results of the historical DaVita divested centers are reflected as discontinued operations for all periods presented. In addition, the operating results for the DSI centers divested and to be divested are reflected as discontinued operations in the consolidated financial statements beginning September 1, 2011.

The results from discontinued operations related to the dialysis and related lab services segment were as follows:

	September 30, 2011		September 30, 2010
	Three months	Nine months	Three months	Nine months
Net operating revenues	$9,281	$14,741	$2,092	$6,848
Income (loss) before income taxes	1,640	2,281	(154)	321
Income tax expense (benefit)	564	821	(59)	133

Income (loss) from discontinued operations	$1,076	$1,460	$(95)	$188

Net assets of discontinued operations related to the dialysis and related lab services segment sold at September 30, 2011 were as follows:

Current assets	$52,949
Property and equipment, net	5,183
Goodwill	7,999
Liabilities and noncontrolling interests	(836)

Net assets from discontinued operations	$65,295

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions and divestitures in 2011 had been consummated as of the beginning of 2010, after including the impact of certain adjustments such as amortization of intangibles and income tax effects.

	Nine months ended September 30,
	2011	2010
	(unaudited)
Pro forma net revenues	$5,353,067	$5,117,128
Pro forma income from continuing operations attributable to DaVita Inc.	357,885	365,774
Pro forma net income attributable to DaVita Inc.	355,438	365,962
Pro forma diluted income from continuing operations per share attributable to DaVita Inc.	3.68	3.50
Pro forma diluted net income per share attributable to DaVita Inc.	3.66	3.51

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment revenues:
Dialysis and related lab services (1)
External sources	$1,672,218	$1,549,100	$4,758,070	$4,514,325
Intersegment revenues	2,938	2,182	7,164	6,866

Total dialysis and related lab services	1,675,156	1,551,282	4,765,234	4,521,191

Other – Ancillary services and strategic initiatives
External sources (2)	$135,651	$100,458	$361,825	$276,801
Intersegment revenues	1,333	—	4,161	—

Total ancillary services and strategic initiatives	136,984	100,458	365,986	276,801

Total segment revenues	1,812,140	1,651,740	5,131,220	4,797,992
Elimination of intersegment revenues	(4,271)	(2,183)	(11,324)	(6,866)

Consolidated revenues	$1,807,869	$1,649,557	$5,119,896	$4,791,126

Segment operating margin (loss): (3)
Dialysis and related lab services	$327,698	$265,768	$860,036	$771,084
Other – Ancillary services and strategic initiatives	1,728	281	(29,529)	(3,258)

Total segment margin	329,426	266,049	830,507	767,826
Reconciliation of segment operating margin to consolidated income before income taxes:
Stock-based compensation	(13,333)	(11,093)	(36,392)	(33,492)
Equity investment income	2,619	1,789	6,555	6,968

Consolidated operating income	318,712	256,745	800,670	741,302
Debt expense	(60,848)	(39,490)	(179,340)	(127,728)
Debt redemption charges	—	—	—	(4,127)
Other income	798	759	2,195	2,328

Consolidated income from continuing operations before income taxes	$258,662	$218,014	$623,525	$611,775

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

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2011 was $65,898 and $188,642, respectively, and was $1,660 and $4,999, respectively, for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2010 was $56,698 and $168,904, respectively, and was $1,627 and $4,916, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	September 30, 2011	December 31, 2010
Segment assets
Dialysis and related lab services	$8,450,133	$7,862,882
Other – Ancillary services and strategic initiatives	226,195	225,624
Equity investments	30,340	25,918

Consolidated assets	$8,706,668	$8,114,424

For the three and nine months ended September 30, 2011, the total amount of expenditures for property and equipment for the dialysis and related lab services were $108,905 and $268,587, respectively, and were $3,340 and $6,806, respectively, for the ancillary services and strategic initiatives.

For the three and nine months ended September 30, 2010, the total amount of expenditures for property and equipment for the dialysis and related lab services were $67,739 and $168,054, respectively, and were $2,286 and $4,108, respectively, for the ancillary services and strategic initiatives.

As of September 30, 2011, there was $4,725,023 and $44,942 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2010, there was $4,022,365 and $68,942 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

12. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to DaVita Inc.	$135,361	$119,387	$329,878	$336,663

Increase (decrease) in paid-in capital for sales of noncontrolling interests in several joint ventures	69	(125)	238	(301)
Decrease in paid-in capital for the purchase of noncontrolling interests in several joint ventures	(248)	—	(6,049)	(779)

Net transfer to noncontrolling interests	(179)	(125)	(5,811)	(1,080)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$135,182	$119,262	$324,067	$335,583

13. Variable interest entities

The Company is deemed to be the primary beneficiary of all of the variable interest entities (VIEs) with which it is associated. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations or joint ventures that require subordinated support in addition to their equity capital to finance operations. These include both dialysis operations and physician practice management entities.

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

Total assets of these consolidated operating VIEs were approximately $6,000 and their liabilities to unrelated third parties were approximately $5,000 at September 30, 2011.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

14. Goodwill

In the second quarter of 2011, the Company determined that circumstances indicated it was more likely than not that the fair value of one of the Company’s ancillary businesses, HomeChoice Partners (HCP), which provides infusion therapy services, was less than its carrying amount. The primary factor informing the Company’s conclusion was the recent decline in the operating performance of HCP caused mainly by rapid expansion. This led management to scale back significantly its current plans and expectations for HCP’s future growth initiatives, as well as its current and recently-opened centers, and to update HCP’s forecasts and current operating budgets accordingly. These revisions reduced the current and expected future cash flows that the Company believes market participants would use currently in determining the fair value of the HCP business. As a result, the Company has estimated that the carrying amount of its goodwill related to HCP exceeds its implied fair value by $24,000, resulting in a pre-tax goodwill impairment charge of that amount. As of September 30, 2011, after giving effect to this impairment charge, the Company has approximately $31,900 of remaining goodwill recorded related to HCP. The Company is in the process of finalizing its estimates of the fair values used to determine the amount of the goodwill impairment charge and, depending upon the outcome of that analysis, an additional goodwill impairment charge could result. However, management does not believe that such an amount, if any, would be material.

15. Significant new accounting standards

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the current presentation and disclosure requirements for Health Care Entities that recognize significant amounts of patient service revenue at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard is applied retrospectively to all prior periods presented and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

other comprehensive income or when an item must be reclassified into net income. This standard is applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended September 30, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net operating revenues	$116,752	$1,468,045	$397,364	$(174,292)	$1,807,869
Operating expenses	83,459	1,280,989	299,001	(174,292)	1,489,157

Operating income	33,293	187,056	98,363	—	318,712
Debt (expense)	(61,123)	(57,129)	(598)	58,002	(60,848)
Other income	58,073	596	131	(58,002)	798
Income tax expense	12,303	85,110	(3,209)	—	94,204
Equity earnings in subsidiaries	117,421	75,400	—	(192,821)	—

Income from continuing operations	135,361	120,813	101,105	(192,821)	164,458
Discontinued operations net of (loss) gain on disposal of discontinued operations	—	(3,431)	819	—	(2,612)

Net income	135,361	117,382	101,924	(192,821)	161,846
Less: Net income attributable to noncontrolling interests	—	—	—	(26,485)	(26,485)

Net income attributable to DaVita Inc.	$135,361	$117,382	$101,924	$(219,306)	$135,361

For the three months ended September 30, 2010
Net operating revenues	$113,670	$1,318,723	$339,910	$(122,746)	$1,649,557
Operating expenses	63,400	1,192,045	260,113	(122,746)	1,392,812

Operating income	50,270	126,678	79,797	—	256,745
Debt (expense)	(39,960)	(36,768)	(306)	37,544	(39,490)
Other income	37,683	462	158	(37,544)	759
Income tax expense	18,560	54,152	2,326	—	75,038
Equity earnings in subsidiaries	89,954	53,487	—	(143,441)	—

Income from continuing operations	119,387	89,707	77,323	(143,441)	142,976
Discontinued operations	—	(122)	27	—	(95)

Net income	119,387	89,585	77,350	(143,441)	142,881
Less: Net income attributable to noncontrolling interests	—	—	—	(23,494)	(23,494)

Net income attributable to DaVita Inc.	$119,387	$89,585	$77,350	$(166,935)	$119,387

For the nine months ended September 30, 2011
Net operating revenues	$335,255	$4,195,993	$1,082,699	$(494,051)	$5,119,896
Operating expenses	223,299	3,693,401	896,577	(494,051)	4,319,226

Operating income	111,956	502,592	186,122	—	800,670
Debt (expense)	(180,428)	(168,189)	(1,161)	170,438	(179,340)
Other income	171,046	1,094	493	(170,438)	2,195
Income tax expense	41,235	183,418	(619)	—	224,034
Equity earnings in subsidiaries	268,539	144,377	—	(412,916)	—

Income from continuing operations	329,878	296,456	186,073	(412,916)	399,491
Discontinued operations net of (loss) gain on disposal of discontinued operations	—	(3,321)	1,093	—	(2,228)

Net income	329,878	293,135	187,166	(412,916)	397,263
Less: Net income attributable to noncontrolling interests	—	—	—	(67,385)	(67,385)

Net income attributable to DaVita Inc.	$329,878	$293,135	$187,166	$(480,301)	$329,878

For the nine months ended September 30, 2010
Net operating revenues	$327,095	$3,853,970	$968,811	$(358,750)	$4,791,126
Operating expenses	189,677	3,435,087	783,810	(358,750)	4,049,824

Operating income	137,418	418,883	185,001	—	741,302
Debt (expense)	(132,761)	(120,701)	(1,023)	122,630	(131,855)
Other income	122,823	1,121	1,014	(122,630)	2,328
Income tax expense	50,355	163,691	6,143	—	220,189
Equity earnings in subsidiaries	259,538	122,567	—	(382,105)	—

Income from continuing operations	336,663	258,179	178,849	(382,105)	391,586
Discontinued operations	—	140	48	—	188

Net income	336,663	258,319	178,897	(382,105)	391,774
Less: Net income attributable to noncontrolling interests	—	—	—	(55,111)	(55,111)

Net income attributable to DaVita Inc.	$336,663	$258,319	$178,897	$(437,216)	$336,663

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$520,652	$—	$20,554	$—	$541,206
Accounts receivable, net	—	927,783	237,227	—	1,165,010
Other current assets	8,040	558,907	97,004	—	663,951

Total current assets	528,692	1,486,690	354,785	—	2,370,167
Property and equipment, net	60,980	922,489	352,320	—	1,335,789
Amortizable intangibles, net	55,934	91,891	11,964	—	159,789
Investments in subsidiaries	6,460,883	761,153	—	(7,222,036)	—
Intercompany receivables	—	428,434	274,526	(702,960)	—
Other long-term assets and investments	10,467	58,827	1,664	—	70,958
Goodwill	—	4,100,567	669,398	—	4,769,965

Total assets	$7,116,956	$7,850,051	$1,664,657	$(7,924,996)	$8,706,668

Current liabilities	$179,906	$894,531	$131,483	$—	$1,205,920
Intercompany payables	282,913	—	420,047	(702,960)	—
Long-term debt and other long-term liabilities	4,371,613	552,023	43,817	—	4,967,453
Noncontrolling interests subject to put provisions	283,271	—	—	167,632	450,903
Total DaVita Inc. shareholders’ equity	1,999,253	6,403,497	818,539	(7,222,036)	1,999,253
Noncontrolling interest not subject to put provisions	—	—	250,771	(167,632)	83,139

Total equity	1,999,253	6,403,497	1,069,310	(7,389,668)	2,082,392

Total liabilities and equity	$7,116,956	$7,850,051	$1,664,657	$(7,924,996)	$8,706,668

As of December 31, 2010
Cash and cash equivalents	$856,803	$—	$3,314	$—	$860,117
Accounts receivable, net	—	895,955	153,021	—	1,048,976
Other current assets	11,231	653,670	48,860	—	713,761

Total current assets	868,034	1,549,625	205,195	—	2,622,854
Property and equipment, net	30,409	888,927	251,472	—	1,170,808
Amortizable intangibles, net	58,967	98,795	4,873	—	162,635
Investments in subsidiaries	6,154,398	555,579	—	(6,709,977)	—
Intercompany receivables	—	516,286	208,030	(724,316)	—
Other long-term assets and investments	8,951	56,996	873	—	66,820
Goodwill	—	3,731,983	359,324	—	4,091,307

Total assets	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

Current liabilities	$61,384	$786,114	$76,847	$—	$924,345
Intercompany payables	611,919	—	112,397	(724,316)	—
Long-term debt and other long-term liabilities	4,210,703	539,620	19,570	—	4,769,893
Noncontrolling interests subject to put provisions	258,331	—	—	124,721	383,052
Total DaVita Inc. shareholders’ equity	1,978,422	6,072,457	637,520	(6,709,977)	1,978,422
Noncontrolling interest not subject to put provisions	—	—	183,433	(124,721)	58,712

Total equity	1,978,422	6,072,457	820,953	(6,834,698)	2,037,134

Total liabilities and equity	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$329,878	$293,135	$187,166	$(412,916)	$397,263
Changes in operating assets and liabilities and non-cash items included in net income	(116,688)	355,867	(19,971)	412,916	632,124

Net cash provided by operating activities	213,190	649,002	167,195	—	1,029,387

Cash flows from investing activities:
Additions of property and equipment, net	(34,061)	(147,392)	(70,426)	—	(251,879)
Acquisitions	—	(927,124)	—	—	(927,124)
Proceeds from asset sales	—	51,623	—	—	51,623
Proceeds from investment sales and other items	(970)	343	(5,000)	—	(5,627)

Net cash used in investing activities	(35,031)	(1,022,550)	(75,426)	—	(1,133,007)

Cash flows from financing activities:
Long-term debt and related financing costs, net	96,233	13,493	28,048	—	137,774
Intercompany borrowing	(316,622)	366,570	(49,948)	—	—
Other items	(293,921)	(6,515)	(52,629)	—	(353,065)

Net cash used in financing activities	(514,310)	373,548	(74,529)	—	(215,291)

Net decrease in cash and cash equivalents	(336,151)	—	17,240	—	(318,911)
Cash and cash equivalents at beginning of period	856,803	—	3,314	—	860,117

Cash and cash equivalents at end of period	$520,652	$—	$20,554	$—	$541,206

For the nine months ended September 30, 2010
Cash flows from operating activities:
Net income	$336,663	$258,319	$178,897	$(382,105)	$391,774
Changes in operating assets and liabilities and non-cash items included in net income	(315,151)	253,282	7,122	382,105	327,358

Net cash provided by operating activities	21,512	511,601	186,019	—	719,132

Cash flows from investing activities:
Additions of property and equipment, net	(19,797)	(118,754)	(30,825)	—	(169,376)
Acquisitions	—	(137,643)	—	—	(137,643)
Proceeds from asset sales	—	18,471	—	—	18,471
Proceeds from investment sales and other items	114	3,121	—	—	3,235

Net cash used in investing activities	(19,683)	(234,805)	(30,825)	—	(285,313)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(270,482)	706	(3,774)	—	(273,550)
Intercompany borrowing	374,694	(276,205)	(98,489)	—	—
Other items	(107,174)	(1,297)	(56,692)	—	(165,163)

Net cash used in financing activities	(2,962)	(276,796)	(158,955)	—	(438,713)

Net decrease in cash and cash equivalents	(1,133)	—	(3,761)	—	(4,894)
Cash and cash equivalents at beginning of period	534,550	—	4,909	—	539,459

Cash and cash equivalents at end of period	$533,417	$—	$1,148	$—	$534,565

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from uncertainties associated with governmental regulations, general economic and other market conditions, competition, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various governmental entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire, expansion of our operations and services to markets outside the United States, or to businesses outside of dialysis and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

The operating results of DSI are included in our operating results effective September 1, 2011. Our consolidated operating results for the third quarter of 2011 compared with the prior sequential quarter and the same quarter of 2010 as well as the nine months ended September 30, 2011 compared to the same periods in 2010 were as follows:

	Three months ended						Nine months ended
	September 30, 2011		June 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	(dollar amounts rounded to nearest million)
Net operating revenues	$1,808	100%	$1,709	100%	$1,650	100%	$5,120	100%	$4,791	100%

Operating expenses and charges:
Patient care costs	1,190	66%	1,163	68%	1,144	69%	3,467	68%	3,334	70%
General and administrative	183	10%	164	10%	148	9%	498	10%	421	9%
Depreciation and amortization	68	4%	64	4%	58	4%	194	4%	174	4%
Provision for uncollectible accounts	52	3%	49	3%	44	3%	143	3%	127	3%
Goodwill impairment charge	—	—	24	1%	—	—	24	—	—	—
Equity investment income	(3)	—	(2)	—	(2)	—	(7)	—	(7)	—

Total operating expenses and charges	1, 489	82%	1, 462	86%	1,393	84%	4,319	84%	4,050	85%

Operating income	$319	18%	$247	14%	$257	16%	$801	16%	$741	15%

The following table summarizes consolidated net operating revenues:

	Three months ended			Nine months ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,675	$1,588	$1,551	$4,765	$4,521
Other – Ancillary services and strategic initiatives	137	123	101	366	277

Total segment revenues	1,812	1,711	1,652	5,131	4,798
Elimination of intersegment revenues	(4)	(3)	(2)	(11)	(7)

Consolidated net operating revenues	$1,808	$1,709	$1,650	$5,120	$4,791

The following table summarizes consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$328	$282	$266	$860	$771
Other – Ancillary services and strategic initiatives	2	(25)	—	(30)	(3)

Total segment operating income	330	257	266	830	768
Reconciling items:
Stock-based compensation	(13)	(13)	(11)	(36)	(33)
Equity investment income	2	2	2	7	7

Consolidated operating income	319	247	257	801	741
Reconciliation of non-GAAP measure:
Add: Goodwill impairment charge	—	24	—	24	—

Non-GAAP consolidated operating income (1)	$319	$271	$257	$825	$741

(1)

For the three months ended June 30, 2011 and the nine months ended September 30, 2011, we have excluded a non-cash goodwill impairment charge from operating expenses and operating income because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding a non-cash goodwill impairment charge that resulted from a decrease in the implied fair value of goodwill below its carrying amount associated with HomeChoice Partners (HCP), which provides infusion therapy services, during the second quarter of 2011 and is therefore more meaningful and comparable to our prior period results and more indicative of our normal consolidated operating income.

Consolidated net operating revenues

Consolidated net operating revenues for the third quarter of 2011 increased by approximately $99 million, or approximately 5.8%, as compared to the second quarter of 2011. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $87 million, principally due to an increase in the number of treatments as a result of one additional treatment day in the third quarter of 2011 and as a result of additional treatments from non-acquired growth and acquisitions including the acquisition of DSI. Consolidated net operating revenues also increased due to an increase of approximately $2 in the average dialysis revenue per treatment, as described below.

Consolidated net operating revenues for the third quarter of 2011 increased by approximately $158 million, or approximately 9.6%, as compared to the third quarter of 2010. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $124 million, principally due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, including the acquisition of DSI. However, the increase in the dialysis and related lab services net revenues was partially offset by a decrease of approximately $5 in the average dialysis revenue per treatment, as described below. The increase in consolidated net revenues was also due to an increase of approximately $36 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services.

Consolidated net operating revenues for the nine months ended September 30, 2011 increased by approximately $329 million, or approximately 6.9%, as compared to the same period in 2010. The increase in consolidated net operating revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $244 million, principally due to strong volume growth from additional treatments as a result of non-acquired treatment growth in existing and new centers and growth through acquisitions, including the acquisition of DSI. However, the increase in the dialysis and related lab services net revenues was partially offset by a decrease of approximately $8 in the average dialysis revenue per treatment and as a result of the same factors as described for the third quarter of 2011 as compared to the same quarter of 2010 as described below. The increase in consolidated net revenues was also due to an increase of approximately $89 million in the ancillary services and strategic initiatives net revenues primarily from growth in our pharmacy services.

Consolidated operating income

Consolidated operating income for the third quarter of 2011 increased by approximately $72 million, or approximately 29.1%, as compared to the second quarter of 2011, which includes the $24 million HCP goodwill impairment charge. Excluding this item, consolidated operating income would have increased by approximately $48 million, primarily due to an increase in the dialysis and related lab services net revenues, principally due to an increase in the number of treatments as a result of one additional treatment day in the third quarter of 2011 and an increase of approximately $2 in the average dialysis revenue per treatment as discussed below. Consolidated operating income also benefited from lower pharmaceutical costs including a decline in the intensities of physician-prescribed pharmaceuticals, the acquisition of DSI and the timing of certain other operating expenditures, but was negatively impacted by higher labor and benefit costs, an increase in professional fees for compliance and legal initiatives and for information technology matters as well as transaction costs associated with the acquisition of DSI.

Consolidated operating income for the third quarter of 2011 increased by approximately $62 million, or approximately 24.1%, as compared to the third quarter of 2010. The increase in consolidated operating income was primarily due to strong volume growth from additional treatments as a result of non-acquired growth in existing and new centers and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $5, as described below. Consolidated operating income also benefitted from lower pharmaceutical costs including a decline in the intensities of physician-prescribed pharmaceuticals, the acquisition of DSI and cost control initiatives, but was negatively impacted by higher labor and related payroll costs, additional benefit costs, higher information technology expenditures, an increase in professional fees for compliance and legal initiatives and transaction costs associated with the acquisition of DSI.

Consolidated operating income for the nine months ended September 30, 2011 increased by approximately $60 million, or approximately 8.1%, as compared to the same period in 2010 which includes the $24 million HCP goodwill impairment charge recorded in the second quarter of 2011. Excluding this item consolidated operating income would have increased by approximately $84 million, primarily due to strong volume growth from additional treatments as a result of non-acquired growth in existing and new centers and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $8, as described below. Consolidated operating income was also impacted by the same additional factors as discussed for the third quarter of 2011, as compared to the third quarter of 2010.

Operating segments

Dialysis and related lab services

	Three months ended			Nine months ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$1,675	$1,588	$1,551	$4,765	$4,521

Segment operating income	$328	$282	$266	$860	$771

Dialysis treatments	5,008,094	4,769,661	4,571,219	14,372,305	13,314,251
Average dialysis treatments per treatment day	63,394	61,150	57,864	61,420	56,899
Average dialysis revenue per treatment (including lab services)	$334	$332	$339	$331	$339

Net operating revenues

Dialysis and related lab services’ net operating revenues for the third quarter of 2011 increased by approximately $87 million, or approximately 5.5%, as compared to the second quarter of 2011. The increase in net operating revenues was primarily due to an increase in the number of treatments as a result of one additional treatment day in the third quarter of 2011 and from non-acquired treatment growth in existing and new centers and from growth through acquisitions, totaling approximately 5.0%, which includes additional treatments associated with the acquisition of DSI. The increase was also due to an increase in our average dialysis revenue per treatment of approximately $2, or approximately 0.5%. The increase in the average dialysis revenue per treatment was primarily due to an increase in some of our commercial payment rates, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals and a slight decline in the commercial payor mix.

Dialysis and related lab services’ net operating revenues increased by approximately $124 million, or 8.0%, in the third quarter of 2011, as compared to the third quarter of 2010. The increase in net operating revenues in the third quarter of 2011 was principally due to an increase in the number of treatments of approximately 9.6%, which includes additional treatments associated with the acquisition of DSI, partially offset by a decrease in the average dialysis revenue per treatment of approximately $5, or approximately 1.5%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to a decline in our Medicare reimbursement rates as a result of operating in the new single bundled payment system, a decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates.

Dialysis and related lab services’ net operating revenues increased by approximately $244 million, or 5.4%, for the nine months ended September 30, 2011, as compared to the same period in 2010. The increase in net operating revenues in the first nine months of 2011 was principally due to an increase in the number of treatments of approximately 7.9%, which includes additional treatments associated with the acquisition of DSI, partially offset by a decrease in the average dialysis revenue per treatment of approximately $8, or approximately 2.4%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to the same factors as described for the third quarter of 2011 as compared to the third quarter of 2010.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis in the third quarter of 2011 decreased $7 per treatment compared to the second quarter of 2011. Patient care costs benefited from lower intensities of physician-prescribed pharmaceuticals and the timing of certain other operating expenditures, partially offset by higher benefit costs.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $17 in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in the per treatment costs was primarily attributable to lower pharmaceutical costs including a decline in the intensities of physician-prescribed pharmaceuticals and the timing of certain other operating expenditures, partially offset by an increase in labor and related payroll costs and additional benefit costs.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $13 for the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease in the per treatment costs was primarily attributable to the same factors as discussed above for the change in the third quarter of 2011 as compared to the third quarter of 2010.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $151 million for the third quarter of 2011 increased by approximately $18 million as compared to the third quarter of 2010. The increase was primarily due to higher labor and benefit costs and an increase in professional fees in conjunction with compliance and legal initiatives and for information technology matters, as well as transaction costs associated with the acquisition of DSI.

General and administrative expenses increased by approximately $30 million and $67 million for the third quarter of 2011 and for the nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to higher labor and benefit costs, higher information technology expenditures, an increase in professional fees in conjunction with compliance and legal initiatives, as well as transaction costs associated with the acquisition of DSI and the timing of certain other expenditures. The increase in general and administrative expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the same factors as described above, but also was impacted by higher professional fees associated with our international initiatives, partially offset by lower professional fees associated with legal and other consulting matters. General and administrative expenses as a percentage of dialysis and related lab services’ revenue was 9.0% for the third quarter of 2011, 8.4% for the second quarter of 2011 and 7.8% for the third quarter of 2010.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $66 million for the third quarter of 2011, $63 million for the second quarter of 2011 and $57 million for the third quarter of 2010. The increases in depreciation and amortization in the third quarter of 2011, as compared to both the second quarter of 2011 and the third quarter of 2010, was primarily due to growth in newly developed centers and from centers through acquisitions including additional depreciation and amortization associated with DSI.

Depreciation and amortization for dialysis and related lab services was approximately $189 million for the nine months ended September 30, 2011, as compared to $169 million for the same period in 2010. The increase was primarily due to the same factors described above.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.0% for the third quarter of 2011 and the second quarter of 2011, and 2.7% for the third quarter of 2010. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Segment operating income

Dialysis and related lab services’ operating income for the third quarter of 2011 increased by approximately $46 million, as compared to the second quarter of 2011. The increase in operating income was primarily attributable to an increase in revenue as a result of additional treatments in the third quarter of 2011, as described above, an increase in the average dialysis revenue per treatment of approximately $2, as also discussed above, a decline in pharmaceutical costs, including a decline in intensities of physician-prescribed pharmaceuticals and additional operating income from DSI. However, dialysis and related lab services’ operating income was negatively impacted by higher labor and benefit costs and an increase in our professional fees in conjunction with compliance and legal initiatives and for information technology matters, as well as transactions costs associated with the acquisition of DSI.

Dialysis and related lab services’ operating income for the third quarter of 2011 increased by approximately $62 million, as compared to the third quarter of 2010. The increase in operating income was primarily attributable to strong volume growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $5, as described above. Dialysis and related lab services’ also increased as a result of lower pharmaceutical costs including a decline in the intensities of physician-prescribed pharmaceuticals, the acquisition of DSI and cost control initiatives, but was negatively impacted by higher labor costs and related payroll taxes, additional benefit costs, higher information technology expenditures, an increase in professional fees in conjunction with compliance and legal initiatives and an increase in transaction costs associated with the acquisition of DSI.

Dialysis and related lab services’ operating income for the nine months ended September 30, 2011 increased by approximately $89 million, as compared to the same period in 2010. The increase in operating income was primarily attributable to strong volume growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, partially offset by a decline in the average dialysis revenue per treatment of approximately $8, as described above. Dialysis and related lab services was also impacted by the same additional factors discussed above for the third quarter of 2011 as compared to the third quarter of 2010, but was also negatively impacted by higher professional fees for international initiatives, partially offset by lower professional fees for legal and consulting matters.

Other – Ancillary services and strategic initiatives

	Three months ended			Nine months ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(dollar amounts rounded to nearest million)
Revenues	$137	$123	$101	$366	$277

Segment operating income (loss)	$2	$(25)	$—	$(30)	$(3)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the third quarter of 2011 increased by approximately $14 million as compared to the second quarter of 2011. The increase was primarily due to an increase in revenue in our pharmacy services due to volume growth and an increase in the pharmacy’s other services revenue.

The increase in net operating revenues for the third quarter of 2011 of approximately $36 million, as compared to the third quarter of 2010, was primarily due to volume growth in our pharmacy services and in our ESRD clinical research programs.

The ancillary services and strategic initiatives’ net operating revenues for the nine months ended September 30, 2011 increased by approximately $89 million as compared to the same period in 2010. The increase was primarily due to an increase in revenue in our pharmacy services and increases in revenues associated with our infusion therapy services and our disease management services.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the third quarter of 2011 decreased by approximately $13 million as compared to the second quarter of 2011, which includes the $24 million HCP goodwill impairment charge, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by approximately $11 million primarily due to volume growth and an increase in labor costs associated with our pharmacy services.

Ancillary services and strategic initiatives’ operating expenses for the third quarter of 2011 increased by approximately $34 million as compared to the third quarter in 2010. The increase in operating expenses was primarily due to volume growth in our pharmacy services, an increase in medical supply costs and an increase in labor and benefit costs.

Ancillary services and strategic initiatives’ operating expenses for the nine months ended September 30, 2011 increased by approximately $116 million as compared to the same period in 2010, which includes the $24 million HCP goodwill impairment charge recorded in the second quarter of 2011, as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by approximately $92 million primarily due to the same factors as discussed for the increase in the third quarter of 2011 as compared to the third quarter of 2010.

Goodwill

In the second quarter of 2011, we determined that circumstances indicated it was more likely than not that the fair value of one of our ancillary businesses, HCP, which provides infusion therapy services, was less than its carrying amount. The primary factor informing our conclusion was the recent decline in the operating performance of HCP caused mainly by rapid expansion. This led management to scale back significantly its current plans for HCP’s future growth initiatives and to update HCP’s forecasts and current operating budgets accordingly. These revisions reduced the current and expected future cash flows that the Company believes market participants would use currently in determining the fair value or the HCP business. As a result, we have estimated that the carrying amount of goodwill related to HCP exceeds its implied fair value by $24 million, resulting in a pre-tax goodwill impairment charge of that amount. As of September 30, 2011, after giving effect to this impairment charge, we have approximately $32 million of remaining goodwill recorded that is related to HCP. We are in the process of finalizing our estimates of the fair values used to determine the amount of the goodwill impairment charge and, depending upon the outcome of that analysis, an additional goodwill impairment charge could result. However, management does not believe that such an amount, if any, would be material.

Segment operating results

Ancillary services and strategic initiatives’ operating losses decreased by approximately $27 million in the third quarter of 2011 as compared to the second quarter of 2011, which includes the $24 million HCP goodwill impairment charge, as described above. Excluding this item, ancillary services and strategic initiatives adjusted operating income would have increased by approximately $3 million. This increase was primarily due to improved operating performance in our pharmacy services as a result of an increase in revenue due to volume growth and from other services revenue.

Ancillary services and strategic initiatives’ operating income increased by approximately $2 million in the third quarter of 2011, as compared to the third quarter of 2010, which was primarily due to improved operating performance in our pharmacy services and in our ESRD clinical research programs, partially offset by a decrease in operating performance in our disease management services.

Ancillary services and strategic initiatives’ operating losses increased by approximately $27 million for the nine months ended September 30, 2011, as compared to the same period in 2010, which includes the $24 million HCP goodwill impairment charge recorded in the second quarter of 2011, as described above. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have increased by $3 million. This increase was primarily due to the result of deteriorations in the operating performance of our infusion therapy services, and our ESRD clinical research programs, partially offset by improvements in our pharmacy services and in our vascular access services.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $13.3 million in the third quarter of 2011 remained flat as compared to the second quarter of 2011 and an increase of approximately $2.2 million as compared to the third quarter of 2010. The increases were primarily due to an increase in the aggregate quantity of grants that contributed expense to these respective periods. For the nine months ended September 30, 2011, stock-based compensation increased by approximately $2.9 million as compared to the same period in 2010.

Other income. Other income for the third quarter of 2011 increased by approximately $0.2 million as compared to the second quarter of 2011 and remained flat as compared to the third quarter of 2010. For the nine months ended September 30, 2011, other income decreased by approximately $0.1 million as compared to the same period in 2010.

Debt expense. Debt expense of $60.8 million in the third quarter of 2011 increased by approximately $1.0 million from the second quarter of 2011 and increased by $21.4 million as compared to the third quarter of 2010. The slight increase in debt expense in the third quarter of 2011 as compared to the second quarter of 2011 was primarily due to additional borrowings associated with the new Term Loan A-2 that occurred in late August 2011. The increase in debt expense in the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to additional borrowings under our new Senior Secured Credit Facilities that were issued on October 20, 2010 and borrowing associated with the new Term Loan A-2 that contained significantly higher interest rates than the interest rates under our previous facility. In addition, debt expense in the third quarter of 2011 was also impacted by the amount of interest rate swaps that resulted in a higher overall weighted average effective interest rate on the Term Loan A and from the amortization of the interest rate cap premiums. However, debt expense in the third quarter of 2011 benefited from lower rates associated with the issuance of our new senior notes on October 20, 2010 and also benefited from lower outstanding principal balances on our senior notes. The overall weighted average effective interest rate for the third quarter of 2011 was 5.30%, as compared to 5.33% for the second quarter of 2011 and 4.45% for the third quarter of 2010.

For the nine months ended September 30, 2011, debt expense increased by approximately $51.6 million, as compared to the same period in 2010. The increase was primarily attributable to the same factors that were discussed above for the increase in debt expense for the third quarter of 2011 as compared to the third quarter of 2010.

Equity investment income. Equity investment income was approximately $2.6 million for the third quarter of 2011, as compared to $2.4 million for the second quarter of 2011 and $1.8 million for the third quarter of 2010. The increases in equity income in the third quarter of 2011, as compared to the second quarter of 2011 and as compared to the third quarter of 2010, were primarily due to improvements in the operating performance of certain joint ventures in the third quarter of 2011. For the nine months ended September 30, 2011, equity investment income decreased by approximately $0.4 million as compared to the same period in 2010. The decrease was primarily due to the recognition of additional revenue in one of the joint ventures during the first nine months of 2010.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $26.5 million for the third quarter of 2011, as compared to $20.7 million for the second quarter of 2011 and $23.5 million for the third quarter of 2010. The increase in net income attributable to noncontrolling interests in the third quarter of 2011 as compared to the second quarter of 2011 was primarily due to improvements in the operating performance of certain joint ventures and from one additional treatment day in the third quarter of 2011. The increase in net income attributable to noncontrolling interests in the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to an increase in the overall profitability of our joint ventures, as well as increases in the overall number of joint ventures. For the nine months ended September 30, 2011, net income attributable to noncontrolling interests increased by approximately $12.3 million as compared to the same period in 2010. The increase was primarily due to the same factors as the increase in the third quarter of 2011 as compared to the third quarter of 2010.

Accounts receivable

Our accounts receivable balances at September 30, 2011 and June 30, 2011 were $1,165 million and $1,132 million, respectively, which represented approximately 60 days and 63 days of revenue, respectively, net of bad debt provision. The decrease in DSO was primarily the result of improved cash collections. Our DSO calculation is based on the current quarter’s average revenue per day. There were no significant changes during the third quarter of 2011 from the second quarter of 2011 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

Outlook. Our operating income guidance for 2011 is still expected to be in the range of $1,125 million to $1,155 million. This guidance excludes the non-cash goodwill impairment charge recorded in the second quarter of 2011. We are raising our operating cash flow guidance for 2011 to now be in the range of $1,020 million to $1,100 million. Our previous operating cash flow guidance for 2011 was in the range of $900 million to $980 million. We also expect our operating cash flows for 2012 to be flat or slightly down as compared to 2011, primarily due to the timing of certain working capital items. We are also confirming our operating income guidance range for 2012 of $1,200 million to $1,300 million, as previously provided. These projections and the underlying assumptions involve significant risks and uncertainties, including those described below and actual results may vary significantly from these current projections. These risks and uncertainties include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various governmental entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and expansion of our operations and services to markets outside the United States, or to businesses outside of dialysis. See “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 29 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2011 was $495 million, compared to $161 million during the third quarter of 2010. The increase in operating cash flow was primarily the result of improved cash collections associated with our accounts receivable, the timing of payments for certain working capital expenditures and income taxes and the timing of interest payments. Non-operating cash outflows for the third quarter of 2011 included capital asset expenditures of $112 million, including $46 million for new center developments and relocations and $66 million for maintenance and information technology. We spent an additional $776 million for acquisitions including the acquisition of DSI. We paid distributions to noncontrolling interests of $21 million and repurchased 0.1 million shares of our common stock for $7 million. Non-operating cash outflows for the third quarter of 2010 included capital asset expenditures of $70 million, including $23 million for new center developments and relocations and $47 million for maintenance and information technology. We spent an additional $46 million for acquisitions. We paid distributions to noncontrolling interests of $24 million and we repurchased 1.4 million shares of our common stock for approximately $98.5 million.

During the third quarter of 2011, we acquired and opened a total of 138 dialysis centers including 113 dialysis centers associated with the acquisition of DSI and divested a total of 28 dialysis centers in order to complete the acquisition of DSI, as described below. During the third quarter of 2010, we acquired 10 dialysis centers, opened 12 new dialysis centers, and closed seven centers.

Cash flow from operations for the nine months ended September 30, 2011 was $1,029 million compared to $719 million for the nine months ended September 30, 2010. The increase in operating cash flow was primarily due to additional cash earnings, the timing of payment for certain working capital expenditures and income taxes and the timing of interest payments. Non-operating cash outflows for the first nine months of 2011 included capital asset expenditures of $275 million, including $113 million for new center developments and relocations and $162 million for maintenance and information technology. We spent an additional $927 million for acquisitions including the acquisition of DSI. We paid distributions to noncontrolling interests of $67 million and we repurchased 3.8 million shares of our common stock for approximately $323 million. Non-operating cash outflows for the first nine months of 2010 included capital asset expenditures of $172 million, including $75 million for new center developments and relocations and $97 million for maintenance and information technology. We also spent an additional $138 million for acquisitions. We paid distributions to noncontrolling interests of $61 million. We also repurchased 3.0 million shares of our common stock for approximately $198.5 million of which $148.7 million was settled in cash as of September 30, 2010.

For the nine months ended September 30, 2011, we acquired and opened a total of 198 dialysis centers including 113 dialysis centers associated with the acquisition of DSI, closed four centers, sold one center and divested a total of 28 dialysis centers in order to complete the acquisition of DSI, as described below. For the nine months ended September 30, 2010, we acquired 34 dialysis centers, opened 51 new dialysis centers, closed 13 centers and sold four centers.

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

On September 2, 2011, we completed our acquisition of all of the outstanding common stock of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI Renal Inc. (DSI), pursuant to an agreement and plan of merger for approximately $724 million in net cash, plus the assumption of certain liabilities totaling approximately $6.5 million, subject to certain post-closing adjustments. DSI had 113 outpatient dialysis centers that provide services to approximately 8,000 patients in 23 states. We also incurred approximately $9.0 million in transaction and integration costs during the third quarter of 2011 associated with this acquisition that are included in general and administrative expenses.

Pursuant to a consent order issued by the Federal Trade Commission on September 2, 2011, we agreed to divest a total of 30 outpatient dialysis centers and several home-based dialysis programs in order to complete the acquisition of DSI. In conjunction with the consent order, on September 30, 2011, we completed the sale of 28 outpatient dialysis centers to Dialysis Newco, Inc., or Dialysis Newco, a portfolio company of Frazier Healthcare VI, L.P. and New Enterprise Associates 13, Limited Partnership pursuant to an asset purchase agreement dated August 26, 2011. Effective October 31, 2011, we also completed the sale of two additional outpatient dialysis centers to Dialysis Newco that were previously pending state regulatory approval. We anticipate receiving total cash consideration of approximately $83.6 million for all of the outpatient dialysis centers that were divested.

During the first nine months of 2011, we repurchased a total of 3,794,686 shares of our common stock for $323.3 million, or an average price of $85.21 per share. During the third quarter of 2011, we purchased 84,600 shares of our common stock for $7.3 million, or an average price of $85.83 per share. We have not repurchased any additional shares of our common stock during the period October 1, 2011 through October 31, 2011. As a result of these transactions, our remaining board authorization for share repurchases as of September 30, 2011, is approximately $358.2 million.

On August 26, 2011, we entered into an Increase Joinder Agreement under our existing Senior Secured Credit Agreement. Pursuant to the Increase Joinder Agreement, we increased the revolving credit facility by $100 million, to a total of $350 million, and entered into an additional $200 million Term Loan A-2. The new Term

Loan A-2 requires quarterly principal payments of $0.5 million beginning on the last day of December 2011, and bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a rating based step-down to 3.25%. The Term Loan A-2 matures in October 2016.

During the first nine months of 2011, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $38 million on the Term Loan A and $13 million on the Term Loan B.

As of September 30, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $963 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the nine months ended September 30, 2011, we accrued net charges of $9.3 million from these swaps which are included in debt expense. As of September 30, 2011, the total fair value of these swap agreements was a liability of $24.6 million. We estimate that approximately $10.8 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2011 will be reclassified into income over the next twelve months.

As of September 30, 2011, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of September 30, 2011, the total fair value of these cap agreements was an asset of $1.5 million. During the nine months ended September 30, 2011, we recorded $5.7 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As a result of the swap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of September 30, 2011.

As of September 30, 2011, interest rates on our Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on our senior notes and Term Loan A are economically fixed, while rates on $1.25 billion of our Term Loan B are subject to interest rate caps.

Our overall weighted average effective interest rate during the third quarter of 2011 was 5.30% and as of September 30, 2011 was 5.27%.

As of September 30, 2011, we had undrawn revolving credit facilities totaling $350 million of which approximately $43 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2011, we granted 2.4 million stock-settled stock appreciation rights with a grant-date fair value of $55.3 million and a weighted-average expected life of approximately 4.2 years, and also granted 143,000 stock units with a grant-date fair value of $12.3 million and a weighted-average expected life of approximately 3.2 years.

For the nine months ended September 30, 2011 and 2010, we recognized $36.4 million and $33.5 million, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through September 30, 2011 and 2010 was $13.8 million and $12.7 million, respectively. As of September 30, 2011, there was $100.3 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.5 years.

During the nine months ended September 30, 2011 and 2010, we received $5.4 million and $36.8 million, respectively, in cash proceeds from stock option exercises and $35.1 million and $15.8 million, respectively, in actual tax benefits upon the exercise of stock awards.

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

On November 1, 2011, CMS issued the final ESRD Prospective Payment System (PPS) rule for 2012. The base rate will increase by 2.1%, representing a market basket increase of 3.0% less a productivity adjustment of 0.9%. The increase in the final base rate for 2012 (2.1%) is slightly greater than the increase of 1.8% stated in the proposed 2012 ESRD PPS rule published in July 2011. In 2012, the ESRD PPS system includes additional quality measures that could result in decreased payments if a dialysis facility fails to meet the standards.

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

We also have certain potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of September 30, 2011 (in millions):

	Remainder of 2011	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$28	$196	$846	$3,406	$4,476
Interest payments	50	202	202	380	834
Interest payments on the Term Loan B (1)	20	157	153	61	391
Interest payments on Term Loan A-2 (2)	2	18	18	7	45
Capital lease obligations	—	3	4	25	32
Operating leases	67	468	389	763	1,687
Construction of the new corporate headquarters	20	40	—	—	60

	$187	$1,084	$1,612	$4,642	$7,525

Potential cash requirements under existing commitments:
Letters of credit	$43	$—	$—	$—	$43
Noncontrolling interests subject to put provisions	240	70	63	78	451
Pay-fixed swaps potential obligations	3	19	3	—	25
Operating capital advances	2	—	—	—	2

	$288	$89	$66	$78	$521

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50%.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of September 30, 2011, and represent the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Alliance and Product Supply Agreement. Our total expenditures for the nine months ended September 30, 2011 on such products were approximately 2% of our total operating costs. In January 2010, we entered into an agreement with Fresenius Medical Care, or Fresenius, which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the nine months ended September 30, 2011 on such products were approximately 2% of our total operating costs.

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

Significant new accounting standards

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2011. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2011. The Term Loan A margin currently in effect is 2.50% and along with the revolving line of credit is subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a ratings based step-down to 3.25%. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2011	2012	2013	2014	2015	2016
Long term debt:
Fixed rate	$15	$22	$23	$23	$22	$1,856	$1,574	$3,535	5.59%	$3,441
Variable rate	$13	$53	$101	$153	$652	$1	$—	$973	2.75%	$959

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2011	2012	2013	2014	2015
	(dollars in millions)
Swaps:
Pay-fixed rate	$963	$13	$50	$100	$800	$—	1.59% to 1.64%	LIBOR	$(24.6)
Cap agreements	$1,250	$—	$—	$—	$1,250	$—		LIBOR above 4.00%	$1.5

Our Senior Secured Credit Facilities, which include the Term Loan A, the Term Loan A-2 and the Term Loan B, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For the Term Loan A, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets.

The Term Loan A-2 and Term Loan B are subject to LIBOR floors of 1.00% and 1.50%, respectively. Because LIBOR, as of September 30, 2011, was lower than either of these floors, the interest rates on the Term Loan A-2 and the Term Loan B are treated as “fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the LIBOR-based component of our interest rate exceeds 1.00% on the Term Loan A-2 and 1.50% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate on all of the Term Loan A-2, as well as for the Term Loan B, but limited to a maximum rate of 4.00% on $1.25 billion of outstanding principal debt on the Term Loan B. The remaining $487 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

As of September 30, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $963 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the nine months ended September 30, 2011, we accrued net charges of $9.3 million from these swaps which are included in debt expense. As of September 30, 2011, the total fair value of these swap agreements was a liability of $24.6 million. We estimate that approximately $10.8 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2011 will be reclassified into income over the next twelve months.

As of September 30, 2011, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of September 30, 2011, the total fair value of these cap agreements was an asset of $1.5 million. During the nine months ended September 30, 2011, we recorded $5.7 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As a result of the swap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of September 30, 2011.

As of September 30, 2011, interest rates on our Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on our senior notes and Term Loan A are economically fixed, while rates on $1.25 billion of our Term Loan B are subject to interest rate caps.

The overall weighted average effective interest rate during the third quarter of 2011 was 5.30% and as of September 30, 2011 was 5.27%.

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

Approximately 34% of our dialysis and related lab services revenues for the nine months ended September 30, 2011 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Approximately 49% of our dialysis and related lab services revenues for the nine months ended September 30, 2011 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby payment for dialysis treatment and related services is now made under a bundled payment rate which provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, as well as laboratory testing. On August 12, 2010, the Centers for Medicare & Medicaid Services, or CMS, published the final rule implementing the bundled payment in the Federal Register. The initial 2011 bundled rate includes reductions of 2% from the prior reimbursement and further reduces overall rates by 5.94% tied to an expanded list of case-mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

On November 1, 2011, CMS issued the final ESRD Prospective Payment System (PPS) rule for 2012. The base will increase by 2.1%, representing a market base of increase of 3.0% less a productivity adjustment of 0.9%. The increase in the final base rate for 2012 (2.1%) is slightly greater than the increase of 1.8% stated in the proposed 2012 ESRD PPS rule published in July 2011. In 2012 the ESRD PPS system includes a quality incentive program that reduces payments by 2% and provides facilities the opportunity to earn all or some of the amount withheld based on meeting certain defined clinical goals.

We believe the new payment system presents operating clinical and financial risks. For example, with regard to the expanded list of case-mix adjustors, there is a risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive.

Beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) will be included in the ESRD bundled payment to dialysis facilities. CMS delayed the inclusion of these oral only ESRD drugs until 2014 in order to assess whether the pricing mechanism used for oral drugs with injectable equivalents (included in the bundle beginning January 1, 2011) could be applied to oral only drugs. It is currently unclear how CMS will “price” the oral-only drugs for inclusion in the ESRD bundle in 2014. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the new bundled payment rate system.

On August 2, 2011, the President signed into law the “Budget Control Act of 2011,” which raised the debt ceiling and put into effect a series of actions to reduce the federal deficit over ten years. The first phase requires reductions of $917 billion in domestic and defense discretionary spending only. Under the second phase, the law created a 12-member Joint Committee (“Committee”) which is tasked with making recommendations for an additional $1.2 - $1.5 trillion in spending cuts over ten years. The Committee is required to report its recommendations to the Congress no later than November 23, 2011. The Congress is required to act on the recommendations, without amendment, by December 23, 2011. The Committee could recommend reductions in Medicare, Medicaid, Social Security and other entitlement programs. It could also recommend new revenue measures. If the Committee fails to report savings or if the Congress fails to enact them, an automatic sequestration (across-the-board cuts) will be triggered in an amount necessary to achieve $1.2 trillion in savings, or in the amount that an enacted Committee bill fell short of $1.2 trillion. The cuts will be distributed equally between security and non-security programs. Programs exempted from sequestration include Social Security, Medicaid, Veterans Health Administration, or VA, benefits and pensions, federal retirement funds, civilian and military pay, child nutrition, SSI, WIC, and other programs. Medicare providers would absorb the Medicare savings, which could be in an amount up to 2% of total program costs beginning in 2013. Even if the Committee reports a bill that would produce a portion of the mandatory $1.2 trillion in savings (such as a bill with $900 billion in savings), the remaining portion ($300 billion) would be sequestered and Medicare providers still could be subject to an across-the-board cut in payments of up to the maximum of 2%.

We also cannot predict whether we will be able to satisfy our Medicare and Medicaid regulatory compliance obligations as processes and systems are modified substantially to comply with the CMS rules related to the bundled payment system. To the extent we are not able to adequately bill and collect for certain payment adjustors and are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows. (For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows”).

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

In October 2011, CMS issued a final rule concerning the Medicare Shared Savings Program established by the health care reform legislation, which under the statute was required to be implemented no later than January 1, 2012. The Medicare Shared Savings Program will provide financial incentives to health care providers and suppliers that work together to furnish coordinated, high-quality care to Medicare beneficiaries through accountable care organizations, or ACOs.

To qualify for financial incentives, ACOs must successfully satisfy quality performance standards and also reduce health care costs. ACOs will receive higher percentages of shared savings if they demonstrate they are providing high quality care and achieving a minimum savings based upon the average per capita Medicare expenditures for beneficiaries who have been assigned to the ACOs. Separate expenditure calculations will be made for certain Medicare beneficiary populations, including beneficiaries with ESRD. During an ACO’s initial three-year agreement period, the ACO may elect to operate under a one-sided model, where the ACO shares in savings but is not responsible for losses (i.e., costs that exceed a target established by CMS) or a two-sided model, whereby the ACO is eligible for higher sharing rates but in addition to sharing in savings, is at risk for sharing in any losses. During subsequent agreement periods, the ACO must operate under the two-sided model.

CMS will start accepting applications from prospective ACOs in early 2012: ACOs may apply to participate in the program with a start date of April 1, 2012 or July 1, 2012. We are currently uncertain of the extent to which ACOs will impact the health care market. As a provider of dialysis services, we may choose to participate in one or several ACOs. Even if we do not participate in this program, we will need to be aware of how we are performing under the program’s criteria. An ACO’s quality measures and expenditures include the care furnished by non-participating providers. Therefore, if our patients are assigned to ACOs, the quality and cost of care that we furnish will be included in the ACOs’ calculations regardless of our participation in the program. We may also be competing against ACOs. If we are unable to perform at the levels established under the program we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, even if providers and suppliers elect not to participate in ACOs, there are many similar initiatives with government and private payors that are being implemented and which may arise in the future, including the development of models similar to ACOs, Independent Practice Associations and Integrated Delivery Systems or evolutions of those concepts.

For example, the CMS Center for Medicare & Medicaid Innovation, or Innovation Center, has developed several other demonstration projects aimed at reforming care delivery that include shared savings, such as the Pioneer Accountable Care Organizations Model, the Bundled Payments for Care Improvement Initiative and the Comprehensive Primary Care Initiative. In addition, the Innovation Center may establish other demonstration projects that involve shared savings in the future and it is possible that partial capitation arrangements and specific diseases or care settings may be targeted. The further development of these types of models could create situations where ACOs or similar entities are accountable for coordinating more care for patients. This shift in accountability may require us to negotiate contracts for services with intermediaries instead of directly with the payors. It is possible that payment rates negotiated with intermediaries could be materially lower in the future, which would have a material adverse effect on our revenues, earnings and cash flows.

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors. As a result, we have made significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past, which could have a material adverse effect on our operating cash flows. The failure to return identified overpayments within the specified time frame is now a violation of the federal False Claims Act, or FCA.

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

Approximately 16% of our dialysis and related lab services revenues for the nine months ended September 30, 2011 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the VA, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the nine months ended September 30, 2011 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed multi-year contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right for either party to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these new payment systems are poorly defined and could include all drugs (even those oral-only drugs that

Medicare will not include in the bundled payment until 2014) and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these new payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the timing of payment for services provided, and further limit eligibility for coverage which could adversely affect our revenues, earnings and cash flows.

Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could reduce our revenues, earnings and cash flows.

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 6% of our dialysis and related lab services revenues for the nine months ended September 30, 2011, with EPO alone accounting for approximately 4% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In June 2011, the FDA required that the black box warning be slightly revised and also include more conservative dosing recommendations for patients with chronic kidney disease. In addition, in June 2011, CMS opened a National Coverage Analysis, or NCA, for ESAs. Further in January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee, or MEDCAC, to evaluate evidence for the pending NCA. In June 2011, CMS determined not to issue a national coverage determination for ESAs due to a lack of available evidence to establish coverage criteria or limitations.

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

We are the subject of a number of inquiries by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties.

We are the subject of a number of inquiries by the federal government. We have received subpoenas from the U.S. Attorney’s Office for the Northern District of Georgia, the U.S. Attorney’s Office for the Eastern District of Missouri, the U.S. Attorney’s Office for the Eastern District of Texas, the OIG’s Office in Dallas and the U.S. Attorney’s Office for the District of Colorado which has opened a federal grand jury investigation and which we believe overlaps with the Eastern District of Missouri and OIG Dallas matters mentioned above. After investigation, the government did not intervene and is not actively pursuing the Eastern District of Texas or the Northern District of Georgia matters mentioned above. In each of these private civil suits, a relator has filed a complaint against the Company in federal court under the qui tam provisions of the FCA and is pursuing the claims independently. The parties are engaged in active litigation. In addition, we expect to receive a request for documents, which could include an administrative subpoena from the OIG, in connection with an inquiry by the United States Attorney’s office for the Eastern District of New York. The request appears to relate to payments for infusion drugs covered by the New York Medicaid composite payment system for dialysis. We are cooperating with the OIG and those offices of the U.S. Attorney still actively pursuing the matters mentioned above and are producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government, the scope of such proceedings or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas or investigations and defending the Company in the private civil suits will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

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

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law physician self-referral prohibition and analogous state referral statutes, the FCA and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from any of these requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification and recoupments or voluntary repayments. CMS has indicated that after implementation of the Medicare bundled payment system, it will monitor use of EPO and whether blood transfusions replace EPO for anemia management.

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

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments, to structure all of our relationships with referring physicians to comply with state and federal anti-kickback laws and physician self-referral law (Stark Law), and for storing, handling and administering pharmaceuticals. However, the laws and regulations in these areas are complex, require considerable resources to monitor and implement and are subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations subject to FCA prosecution, including qui tam or whistleblower suits.

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

As of September 30, 2011, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 18% of our dialysis and related lab services revenues for the nine months ended September 30, 2011. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute (and possibly the Stark Law). The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri, the OIG’s Office in Dallas and the U.S. Attorney’s Office for the District of Colorado, included requests for documents related to our joint ventures. We were advised by the U.S. Department of Justice that it is conducting a civil investigation into our financial relationships with physicians.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 138,000 patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives currently include pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services. We expect to add additional service offerings and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, during 2010 and 2009, several of our strategic initiatives generated net operating losses and some have generated net operating losses for the first nine months of 2011, and are expected to generate net operating losses in 2011. If any of our ancillary services or strategic initiatives do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business. As an example, during the second quarter of 2011 we recorded a goodwill impairment charge of $24 million related to a decrease in the implied fair value of goodwill below its carrying amount associated with our infusion therapy business.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. The borrowings under our Senior Credit Agreement are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of DaVita’s and its guarantors’ assets.

Increases in interest rates may increase our interest expense and adversely affect our earnings and cash flow and our ability to service our indebtedness.

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1.25 billion notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $487 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At September 30, 2011, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% on $200 million of outstanding debt associated with our Term Loan A-2.

We also have approximately $350 million of additional borrowings available under our new Senior Secured Credit Facilities which will bear interest at a variable rate. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At September 30, 2011, if interest rates were to hypothetically increase by 100 basis points it would have increased our interest expense by approximately $0.5 million, which increase solely relates to our Term Loan A-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

However, interest expense would not be impacted by any LIBOR-based interest rate volatility associated with our other Term Loans since all of our Term Loan A is economically fixed and our Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%, as described above. The current LIBOR rate in effect, plus a hypothetical increase of 100 basis points, is less than our Term Loan B floor of 1.50%. Therefore, LIBOR-based interest rates would have to move above a floor of 1.50% for the Term Loan B to have a negative impact on our financial results. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2011, these cash bonuses would total approximately $228 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2011	84,600	$85.83	84,600	$358.2
August 1-31, 2011	—	—	—	—
September 1-30, 2011	—	—	—	—

Total	84,600	$85.83	84,600

(1)	On November 3, 2010, we announced that the Board of Directors authorized an additional $800 million for share repurchases of our common stock.

This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

We have not repurchased any additional shares of our common stock from October 1, 2011 through October 31, 2011. As a result our remaining board authorization for share repurchases as of October 31, 2011 is approximately $358.2 million.

Items 3, 4 and 5 are not applicable

Item 6. Exhibits

(a)	Exhibits

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: November 4, 2011

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 4, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.