Form 10-K/A
period 2010-12-31
DAVITA INC
filed 2011-12-29
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 only to re-file Exhibit 10.67 in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of such exhibit in our original Form 10-K. Consistent with this change, Item 15(a)(3) of Part IV and new Exhibits 31.1 and 31.2 are being filed, as required by the Securities and Exchange Commission regulations.

This Amendment No. 1 to our Form 10-K for the year ended December 31, 2010 does not reflect events occurring after the filing of our original Form 10-K. No other modifications or changes have been made to our Form 10-K for the year ended December 31, 2010 as originally filed or the exhibits filed therewith.

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

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(26)

4.9	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.10	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.11	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

4.12	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(40)*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.(6)*

10.3	Second Amendment to Mr. Mello’s Employment Agreement, effective December 12, 2008.(33)*

10.4	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(7)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(24)*

10.6	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(32)*

10.7	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(14)*

10.8	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.(32)*

10.9	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(13)*

10.10	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(32)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(15)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(32)*

10.13	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(28)*

10.14	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.(40)*

10.15	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney.(36)*

10.16	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(29)*

10.17	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(30)*

10.18	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(32)*

10.19	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(32)*

10.20	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(35)*

10.21	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen.(36)*

10.22	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010.(36)*

10.23	Memorandum Relating to Bonus Structure for Kent J. Thiry.(36)*

10.24	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(36)*

10.25	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr.(36)*

10.26	Form of Indemnity Agreement.(20)*

10.27	Form of Indemnity Agreement.(14)*

10.28	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(34)*

10.29	Executive Retirement Plan.(32)*

10.30	Post-Retirement Deferred Compensation Arrangement.(14)*

10.31	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(32)*

10.32	DaVita Voluntary Deferral Plan.(11)*

10.33	Deferred Bonus Plan (Prosperity Plan).(31)

10.34	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(32)*

10.35	Amended and Restated Employee Stock Purchase Plan.(27)*

10.36	Severance Plan.(36)*

10.37	Change in Control Bonus Program.(32)*

10.38	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.39	Non-Management Director Compensation Philosophy and Plan.(28)*

10.40	Amended and Restated 2002 Equity Compensation Plan.(10)*

10.41	Amended and Restated 2002 Equity Compensation Plan.(19)*

10.42	Amended and Restated 2002 Equity Compensation Plan.(27)*

10.43	Amended and Restated 2002 Equity Compensation Plan.(32)*

10.44	DaVita Inc. 2002 Equity Compensation Plan.(37)*

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(18)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.47	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.48	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.49	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.50	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.51	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.52	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(32)*

10.53	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.54	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.55	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.56	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.57	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

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

10.63	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(11)

10.64	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(17)**

10.65	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(22)

10.66	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(31)**

10.67	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010. ✓**

12.1	Computation of Ratio of Earnings to Fixed Charges.(41)

14.1	DaVita Inc. Corporate Governance Code of Ethics.(8)

21.1	List of our subsidiaries.(41)

23.1	Consent of KPMG LLP, independent registered public accounting firm.(41)

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated December 29, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated December 29, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 25, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(41)

32.2	Certification of the Chief Financial Officer, dated February 25, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(41)

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
***	XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(13)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(16)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(23)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(24)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on March 8, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(29)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(31)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(32)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(33)	Filed on May 7, 2009 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(34)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(36)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(37)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(38)	Filed on October 19, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(40)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(41)	Filed on February 25, 2011 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on December 29, 2011.

DAVITA INC.

By:	/s/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	December 29, 2011

/S/ LUIS A. BORGEN Luis A. Borgen	Chief Financial Officer (Principal Financial Officer)	December 29, 2011

/S/ JAMES K. HILGER James K. Hilger	Chief Accounting Officer (Principal Accounting Officer)	December 29, 2011

* Pamela M. Arway	Director	December 29, 2011

* Charles G. Berg	Director	December 29, 2011

* Willard W. Brittain	Director	December 29, 2011

* Carol A. Davidson	Director	December 29, 2011

* Paul J. Diaz	Director	December 29, 2011

* Peter T. Grauer	Director	December 29, 2011

* John M. Nehra	Director	December 29, 2011

* William L. Roper	Director	December 29, 2011

* Roger J. Valine	Director	December 29, 2011

*By:	/S/ KIM M. RIVERA
Kim M. Rivera, Attorney-In-Fact