Form 10-Q/A
period 2011-06-30
DAVITA INC
filed 2011-12-29
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 only to re-file Exhibit 10.2 in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of such exhibit in our original Form 10-Q. Consistent with this change, Item 6(a) of Part II and new Exhibits 31.1 and 31.2 are being filed, as required by the Securities and Exchange Commission regulations.

This Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2011 does not reflect events occurring after the filing of our original Form 10-Q. No other modifications or changes have been made to our Form 10-Q for the quarter ended June 30, 2011 as originally filed or the exhibits filed therewith.

PART II

OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

Exhibit Number

10.1	DaVita Inc. 2011 Incentive Award Plan.(1) **

10.2	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011. ✓*

10.3	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(2)**

10.4	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(2)**

10.5	Form of Stock Appreciation Rights Agreement— Executives (DaVita Inc. 2011 Incentive Award Plan).(2)**

10.6	Form of Stock Appreciation Rights Agreement— Board members (DaVita Inc. 2011 Incentive Award Plan).(2)**

12.1	Ratio of earnings to fixed charges. (2)

31.1	Certification of the Chief Executive Officer, dated December 29, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated December 29, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of the Chief Financial Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ***

✓	Filed herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
**	Management contract or executive compensation plan or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed on April 27, 2011 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(2)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/S/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: December 29, 2011

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

4