Form 10-Q/A
period 2011-03-31
DAVITA INC
filed 2012-01-17
CIK 927066

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 only to re-file Exhibit 10.1 and to file a new Exhibit 10.2 in response to comments we received from the Securities and Exchange Commission on our original filing and on a confidential treatment request we made for certain portions of such exhibit in our original Form 10-Q. The refiled Exhibit 10.1 contains Schedule 7.2(b) and Exhibits F-1 and F-2, which were not included in the original filing. Consistent with this change, Item 6(a) of Part II and new Exhibits 31.1 and 31.2 are being filed, as required by the Securities and Exchange Commission regulations.

This Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2011 does not reflect events occurring after the filing of our original Form 10-Q. No other modifications or changes have been made to our Form 10-Q for the quarter ended March 31, 2011 as originally filed or the exhibits filed therewith.

PART II

OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

Exhibit Number

3.1	Amended and Restated Bylaws, amended March 10, 2011. (1)

4.1	First Amendment to Rights Agreement, dated as of March 10, 2011, between DaVita Inc. and The Bank of New York Mellon Trust Company, N.A., as Rights Agent. (2)

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

10.2	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.1. ✓**

12.1	Ratio of earnings to fixed charges. (2)

31.1	Certification of the Chief Executive Officer, dated January 17, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated January 17, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 6, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of the Chief Financial Officer, dated May 6, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. *

✓	Filed herewith.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(2)	Filed on May 6, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/S/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: January 17, 2012

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

4